Form 10-Q
period 1995-03-31
UNITED FIRE & CASUALTY CO
filed 1995-05-15
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



FORM 10-Q
_________


 X       Quarterly Report Pursuant to Section 13 or 15(d) of the
___      Securities Exchange Act of 1934 for the quarterly period
         ended March 31, 1995
               ______________


___      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from ___________ to _____________


         Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         Iowa                              42-0644327
________________________    ________________________________________________
(State of Incorporation)        (IRS Employer Identification No.)

118 Second Avenue, S.E.
Cedar Rapids, Iowa                            52407
____________________________________________________________________________
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:
(319) 399-5700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO
   ______     ______

As of May 8, 1995; 7,219,943 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES





TABLE OF CONTENTS




PART I: FINANCIAL INFORMATION



Report of Independent Public Accountants......................     1

Consolidated Balance Sheets for
March 31, 1995 and December 31, 1994..........................     2

Unaudited Consolidated Statements of
Operations - Three Months Ended
March 31, 1995 and 1994.......................................     3

Unaudited Consolidated Statements of
Cash Flows - Three Months Ended
March 31, 1995 and 1994.......................................     4

Notes to Unaudited Consolidated
Financial Statements..........................................   5-8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations....................................................  9-11



PART II: OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
Signatures....................................................    12

Exhibit 11. Computation of Earnings Per
Common Share..................................................    13

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ________________________________________


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 1995 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1994, and, in our report dated February 24, 1995, we expressed an unqualified opinion on that statement. In our opinion, thek information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Arthur Andersen LLP


Chicago, Illinois
May 8, 1995

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994

___________________________________________________________________________________________________
                                                                          1995            1994
                                                                        UNAUDITED       Audited
___________________________________________________________________________________________________

ASSETS
INVESTMENTS:
   Fixed maturities (market value $595,693,018 in 1995
   and $571,306,514 in 1994) . . . . . . . . . . . . . . . . . . . . .$603,427,450    $593,637,794
   Equity securities (cost $24,808,211
   in 1995 and $24,913,743 in 1994). . . . . . . . . . . . . . . . . .  61,039,287      56,196,670
   Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . .   3,099,327       3,120,093
   Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,912,285       6,802,227
   Other long-term investments (cost $6,512,319
   in 1995 and $6,556,845 in 1994) . . . . . . . . . . . . . . . . . .   6,722,917       7,071,898
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . .  10,114,847       9,954,637
___________________________________________________________________________________________________

                                                                       691,316,113     676,783,319
CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .   8,951,013      10,254,892
ACCRUED INVESTMENT INCOME  . . . . . . . . . . . . . . . . . . . . . .   9,845,410      10,410,792
ACCOUNTS RECEIVABLE. . . . . . . . . . . . . . . . . . . . . . . . . .  38,733,598      33,864,498
DEFERRED POLICY ACQUISITION COSTS. . . . . . . . . . . . . . . . . . .  48,298,926      47,544,519
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . .  12,526,158      12,737,712
REINSURANCE RECEIVABLES. . . . . . . . . . . . . . . . . . . . . . . .  18,508,075      24,222,444
PREPAID REINSURANCE PREMIUMS . . . . . . . . . . . . . . . . . . . . .   3,697,383       3,033,531
INTANGIBLES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,777,571       1,882,196
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,977,504       7,391,810
___________________________________________________________________________________________________

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$841,631,751    $828,125,713
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
___________________________________________________________________________________________________
LIABILITIES:
   Future policy benefits and losses, claims and settlement expenses
     Property and casualty insurance . . . . . . . . . . . . . . . . .$200,154,518    $203,910,747
     Life insurance. . . . . . . . . . . . . . . . . . . . . . . . . . 347,029,403     344,095,937
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .  87,185,885      83,450,394
   Accrued expenses and other liabilities. . . . . . . . . . . . . . .  22,432,285      22,323,899
   Postretirement benefits other than pensions . . . . . . . . . . . .   2,501,993       2,366,492
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .   1,831,100         826,379
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .   2,232,989         498,437
___________________________________________________________________________________________________

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .$663,368,173    $657,472,285
___________________________________________________________________________________________________

STOCKHOLDERS' EQUITY:
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 24,066,490    $ 24,066,490
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .  12,048,856      12,048,856
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . 118,414,783     113,616,829
   Net unrealized appreciation, net of applicable
   income taxes of $12,780,105 in 1995 and $11,009,092 in 1994 . . . .  23,733,449      20,921,253
___________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .$178,263,578    $170,653,428
___________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .$841,631,751    $828,125,713
===================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994

___________________________________________________________________________________________________
                                                                        1995            1994
___________________________________________________________________________________________________

Revenues:
   Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . $ 51,446,687    $ 42,608,024
   Investment income, net  . . . . . . . . . . . . . . . . . . . .   12,311,342      10,761,573
   Realized investment gains . . . . . . . . . . . . . . . . . . .      373,227         252,422
   Commission and policy fee income. . . . . . . . . . . . . . . .      461,685         454,126
___________________________________________________________________________________________________

                                                                   $ 64,592,941    $ 54,076,145
___________________________________________________________________________________________________
Benefits, Losses and Expenses:
   Losses and settlement expenses. . . . . . . . . . . . . . . . . $ 31,047,115    $ 29,230,326
   Increase in liability for future policy benefits. . . . . . . .    2,926,636         929,368
   Amortization of deferred policy acquisition costs . . . . . . .   11,523,674       7,642,300
   Other underwriting expenses . . . . . . . . . . . . . . . . . .    6,626,028       7,779,136
   Interest on policyholders' accounts . . . . . . . . . . . . . .    4,828,044       3,687,891
___________________________________________________________________________________________________
                                                                   $ 56,951,497    $ 49,269,021
___________________________________________________________________________________________________
   Income before income taxes. . . . . . . . . . . . . . . . . . . $  7,641,444    $  4,807,124
   Federal income taxes  . . . . . . . . . . . . . . . . . . . . .    1,393,285         688,217
___________________________________________________________________________________________________
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,248,159    $  4,118,907
===================================================================================================
   Net income per common share . . . . . . . . . . . . . . . . . . $        .87    $        .57
===================================================================================================
Weighted average common shares outstanding . . . . . . . . . . . .    7,219,943       7,219,943
===================================================================================================
Cash dividends declared per common share . . . . . . . . . . . . . $        .20    $       . 18
===================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994

___________________________________________________________________________________________________
                                                                            1995           1994
___________________________________________________________________________________________________

Cash Flows From Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,248,159  $  4,118,907
___________________________________________________________________________________________________
Adjustments to reconcile net income to net cash provided by
   operating activities
   Net bond discount accretion . . . . . . . . . . . . . . . . . . . .     (528,668)     (104,677)
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .      653,836       645,496
   Realized gains on sales and calls of investments. . . . . . . . . .     (373,227)     (252,422)
   Changes in:
     Accrued investment income . . . . . . . . . . . . . . . . . . . .      565,382       570,904
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .   (4,869,100)   (2,479,274)
     Deferred policy acquisition costs . . . . . . . . . . . . . . . .     (754,407)      427,352
     Reinsurance receivables . . . . . . . . . . . . . . . . . . . . .    5,714,369    (3,585,372)
     Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . .     (663,852)      214,876
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . .          --        221,077
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .     (585,694)      475,043
     Future policy benefits and losses, claims and
     settlement expenses . . . . . . . . . . . . . . . . . . . . . . .     (213,951)    6,491,411
     Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .    3,735,491       766,581
     Accrued expenses and other liabilities. . . . . . . . . . . . . .    1,408,019    (5,637,456)
     Postretirement benefits other than pensions . . . . . . . . . . .      135,501       153,233
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .    1,004,721       945,324
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      (36,461)     (692,611)
___________________________________________________________________________________________________
   Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . $  5,191,959  $ (1,840,515)
___________________________________________________________________________________________________
   Net cash provided by operating activities . . . . . . . . . . . . . $ 11,440,118  $  2,278,392
___________________________________________________________________________________________________
Cash Flows From Investing Activities:
   Proceeds from sale of available-for-sale investments. . . . . . . .       85,149       144,920
   Proceeds from call and maturity of held-to-maturity investments . .    7,585,267    21,622,579
   Proceeds from call and maturity of available-for-sale investments .      513,880       147,857
   Proceeds from sale of other investments . . . . . . . . . . . . . .    4,641,235     5,039,479
   Purchase of investments held-to-maturity. . . . . . . . . . . . . .  (17,132,545)  (33,464,950)
   Purchase of investments available-for-sale. . . . . . . . . . . . .         --        (481,341)
   Purchase of other investments . . . . . . . . . . . . . . . . . . .   (4,740,676)   (6,317,629)
   Proceeds from sale of property and equipment. . . . . . . . . . . .       15,242        19,684
   Purchase of property and equipment. . . . . . . . . . . . . . . . .     (352,899)     (396,823)
___________________________________________________________________________________________________
   Net cash used in investing activities . . . . . . . . . . . . . . . $ (9,385,347) $(13,686,224)
___________________________________________________________________________________________________
Cash Flows From Financing Activities:
   Policyholders' account balances
     Deposits to investment and universal life type contracts. . . . . $ 19,004,683  $ 12,488,606
     Withdrawals from investment and universal life type contracts . .  (19,613,495)   (6,907,384)
   Purchase and retirement of common stock . . . . . . . . . . . . . .       (6,219)       (6,935)
   Payment of cash dividends . . . . . . . . . . . . . . . . . . . . .   (2,743,619)   (2,599,260)
___________________________________________________________________________________________________
   Net cash provided by financing activities . . . . . . . . . . . . . $ (3,358,650) $  2,975,027
___________________________________________________________________________________________________
   Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . $ (1,303,879) $ (8,432,805)
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .   10,254,892    13,704,164
___________________________________________________________________________________________________

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . $  8,951,013  $  5,271,359
===================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
_______

   In the opinion of the management of United Fire & Casualty Company and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

NOTE 2.
_______

   The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Iowa. To the extent that certain of these practices differ from generally accepted accounting principles, adjustments have been made in order to present the accompanying financial statements on the basis of generally accepted accounting principles.
   Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at March 31, 1995.

NOTE 3.
_______

   For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the three months ended March 31, 1995 and 1994 were $400,000, and $131,000, respectively. There were no significant payments of interest through March 31, 1995 and 1994, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.
_______

   Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119") SFAS No. 119 expands disclosure requirements concerning derivative investments, including whether investments are held for trading or other purposes, such as hedging. The Company does not own any derivative investments as defined by SFAS No. 119, and therefore is not subject to the expanded disclosure requirements.
   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The statement requires that those investments be classified into the following three categories: 1) debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in net income; and 3) debt securities and marketable equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders' equity. The Company classifies a majority of its investments in fixed income securities as held-to-maturity.
   A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of March 31, 1995 is reported on the next page.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________________________________________________________
March 31, 1995                                               Gross           Gross
                                             Amortized     Unrealized      Unrealized        Fair
Type of Investment                             Cost       Appreciation    Depreciation       Value
_______________________________________________________________________________________________________
HELD-TO-MATURITY
Fixed Maturities
 Bonds
  U.S. Government,
  government agencies and authorities
   Collateralized mortgage obligations     $ 81,936,947  $  1,340,915    $  8,712,856    $ 74,565,006
   Mortgage-backed securities                32,227,695     1,520,715          32,946      33,715,464
   All others                                 3,679,833       236,539         142,681       3,773,691
  States, municipalities and
  political subdivisions                    171,046,045     8,043,784       1,215,499     177,874,330
  Foreign                                     4,525,427        45,498          99,375       4,471,550
  Public utilities                           38,607,377       113,490       3,118,099      35,602,768
  Corporate bonds
   Collateralized mortgage obligations       97,910,716       505,139       5,135,616      93,280,239
   All other corporate bonds                172,172,431     3,495,042       4,578,482     171,088,991
_______________________________________________________________________________________________________
Total held-to-maturity                     $602,106,471  $ 15,301,122    $ 23,035,554    $594,372,039
_______________________________________________________________________________________________________
AVAILABLE-FOR-SALE
Fixed Maturities
 Bonds
  U.S. Government,
  government agencies and authorities
   Mortgage-backed securities              $    107,548  $      4,092    $        --     $    111,640
   All others                                   316,909           345          25,221         292,033
  Public utilities                              206,000           --           38,000         168,000
  Corporate bonds                               618,643       161,954          31,291         749,306
 ______________________________________________________________________________________________________

  Total fixed maturities                   $  1,249,100  $    166,391    $     94,512    $  1,320,979
 ______________________________________________________________________________________________________
Equity Securities
  Common stocks
   Public Utilities                        $  3,561,403  $  3,376,738    $       --      $  6,938,141
   Banks, trust and insurance companies      11,052,759    20,478,242            --        31,531,001
   All other common stocks                    9,039,715    12,467,067         312,013      21,194,769
  Nonredeemable preferred stocks              1,154,334       268,809          47,767       1,375,376
_______________________________________________________________________________________________________
  Total equity securities                  $ 24,808,211  $ 36,590,856    $    359,780    $ 61,039,287
_______________________________________________________________________________________________________
Total available-for-sale                   $ 26,057,351  $ 36,757,207    $    454,292    $ 62,360,266
=======================================================================================================
Other long-term investments                $  6,512,319  $    489,987    $    279,388    $  6,722,917
=======================================================================================================


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at March 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

_______________________________________________________________________________________________________
                                                Held-to-maturity              Available-for-sale
_______________________________________________________________________________________________________
                                         Amortized Cost    Fair Value   Amortized Cost   Fair Value
_______________________________________________________________________________________________________
Due in one year or less                   $   7,263,466  $   7,351,772    $    123,301  $    281,532
Due after one year through five years        49,918,353     51,556,917         233,234       221,006
Due after five years through ten years      171,046,852    171,802,261         785,017       706,801
Due after ten years                         161,802,440    162,100,378            --            --
Mortgage-backed securities                   32,227,695     33,715,464         107,548       111,640
Collateralized mortgage obligations         179,847,665    167,845,247            --            --
_______________________________________________________________________________________________________
                                          $ 602,106,471  $ 594,372,039    $  1,249,100  $  1,320,979
=======================================================================================================

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

ASSETS

    The Company's total fixed maturity portfolio grew by 1.7% or $9,790,000 during the first three months of 1995. Approximately 30% of these securities are collateralized mortgage obligations ("CMOs"), compared to approximately 28% at December 31, 1994. Continuing review of the fixed income market has shown that CMOs are an attractive investment alternative. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven to twelve year range.
    The Company's equity securities consists of readily marketable common and preferred stocks, all of which are classified as available-for-sale. Growth in this asset is primarily the result of unrealized appreciation in market value. Other long-term investments are primarily holdings in limited partnership funds investing in banks.
    The Company's accounts receivable are amounts due from property and casualty insurance agents and brokers for premiums written net of commissions. Losses payable to reinsurance brokers on assumed business are also netted against accounts receivable. The growth in this asset of $4,869,000 or 14.4% is largely the result of two factors. Utilization of the Company's deferred billing plans has increased, which has the effect of increasing the direct agents accounts receivable. The other factor relates to reinsurance. The Company deposits funds with one reinsurer in January and July, and records the deposits as accounts receivable. This asset is reduced as premiums are ceded to the reinsurer. The Company pays deposits to other reinsurers on a quarterly basis, although the aggregate amount of these deposits is smaller than the semi-annual payments.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)


    Reinsurance receivables are ceded losses, expenses and reserves that are due the Company from reinsurers. The balance in this asset decreased $5,714,000 or 23.6% due primarily to the settlement of two large claims during the first quarter of 1995, one of which relates to the Northridge earthquake. The Company does not anticipate collection problems with regard to reinsurance receivables.

LIABILITIES

    Gross reserves for property and casualty losses and settlement expenses decreased $3,756,000 or 1.8% between March 31, 1995 and December 31, 1994. Gross reserves relating to the Northridge
earthquake were $4,711,000 through March 31, 1995.   The Company
has made one small payment on the Kobe earthquake, and has received very limited information on further exposure.
    The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.
    Accrued expenses and other liabilities increased less than 1%.
It is typical to report a decrease for the first quarter, because many of the Company's expenses that were accrued at December 31, of the prior year, such as contingent commissions and state premium taxes, are substantially paid by the end of the first quarter. At March 31, 1995, the Company had payables to investment brokers offsetting the usual reduction in accrued expenses.
    Income taxes payable increased $1,005,000 over December 31, 1994, because there have been no prepayments made in 1995. The major contributing factor to the growth of $1,735,000 in deferred taxes payable is the increase in unrealized appreciation.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    The Company's first quarter net premiums earned increased $8,839,000 or 20.7% over the same period in 1994, with the life segment contributing $2,659,000 of the increase. The property and casualty segment has experienced growth in its direct and assumed business, and has had to pay less for its ceded protection due to a decrease in ceded premium rates.
    Investment income rose 14.4% over the first three months of 1995, which is attributable to a larger fixed maturity portfolio. Losses and settlement expenses increased 6.2% between years. Gross losses related to the Northridge earthquake were $526,000 for the first three months of 1995, with ceded incurred of $154,000.
    Amortization of deferred acquisition costs increased by $3,881,000 or 50.8% over March 31, 1994 due to an increase in premiums earned. This premium growth, coupled with increasing interest rates, contributed to the increase in the life segment's interest on policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (A)  Exhibits-Exhibit 11 - Computation of Earnings Per Common
          Share  (Page 13).




SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNITED FIRE & CASUALTY COMPANY
__________________________________________
(Registrant)


May 8, 1995
___________________________________________
(Date)



/s/ Scott McIntyre, Jr.
____________________________________________
Scott McIntyre, Jr.
Chairman and Chief Executive Officer



/s/ K.G. Baker
____________________________________________
K.G. Baker, Vice President
Chief Financial Officer and Principal
Accounting Officer

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION





Exhibit 11.  Computation of Earnings Per Common Share




______________________________________________________________________________________________
                            Weighted Average                 Net                Earnings per
                            Number of Shares                Income              Common Share
                               Outstanding
______________________________________________________________________________________________


Three months ended March 31:


1995 . . . . . . . . . .         7,219,943              $ 6,248,159               $     .87
1994 . . . . . . . . . .         7,219,943                4,118,907                     .57





Computation of weighted average number of common and common equivalent shares:



                                                               ____________________________
                                                               Three Months Ended March 31,
                                                                  1995              1994
                                                               ____________________________


Common shares outstanding throughout the period                 7,219,943         7,219,943
                                                                =========         =========