Form 10-Q
period 1995-06-30
UNITED FIRE & CASUALTY CO
filed 1995-08-14
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


 X       Quarterly Report Pursuant to Section 13 or 15(d) of the
___ Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995


         Transition Report Pursuant to Section 13 or 15(d) of the
___      Securities Exchange Act of 1934 for the transition
         period from                   to


    Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)



         Iowa                           42-0644327
________________________     _________________________________
(State of Incorporation)     (IRS Employer Identification No.)

118 Second Avenue, S.E.
Cedar Rapids, Iowa                           52407
______________________________________________________________
(Address of principal executive offices)   (Zip Code)


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

YES   X         NO
   _______        _______

As of August 4, 1995; 7,219,943 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES




TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION


Report of Independent Public Accountants......        3

Consolidated Balance Sheets for
June 30, 1995 and December 31, 1994..........         4

Unaudited Consolidated Statements of
Operations - Three Months Ended
June 30, 1995 and 1994.......................         5

Unaudited Consolidated Statements of
Operations - Six Months Ended
June 30, 1995 and 1994.......................         6

Unaudited Consolidated Statements of
Cash Flows - Six Months Ended
June 30, 1995 and 1994.......................         7

Notes to Unaudited Consolidated
Financial Statements..........................     8-11

Management's Discussion and Analysis of
Financial Condition and Results of
Operations...................................     12-14



PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
Signatures....................................       15

Exhibit 11. Computation of Net Income Per
Common Share..................................       16

                              ARTHUR ANDERSEN LLP











                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ________________________________________


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 1995, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1994, and, in our report dated February 24, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              /s/ Arthur Andersen LLP
                              Arthur Andersen LLP


Chicago, Illinois
August 4, 1995


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994

______________________________________________________________________________________________________
                                                                          1995            1994
                                                                        UNAUDITED       Audited
______________________________________________________________________________________________________


ASSETS
INVESTMENTS:
   Fixed maturities (market value $642,993,675 in 1995
   and $571,306,514 in 1994) . . . . . . . . . . . . . . . . . . . . .$627,236,629    $593,637,794
   Equity securities (cost $25,458,601
   in 1995 and $24,913,743 in 1994). . . . . . . . . . . . . . . . . .  67,148,712      56,196,670
   Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . .   3,080,400       3,120,093
   Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,079,408       6,802,227
   Other long-term investments (cost $6,813,314
   in 1995 and $6,556,845 in 1994) . . . . . . . . . . . . . . . . . .   7,262,918       7,071,898
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . .   9,651,049       9,954,637
______________________________________________________________________________________________________
                                                                       721,459,116     676,783,319
CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .   4,485,118      10,254,892
ACCRUED INVESTMENT INCOME  . . . . . . . . . . . . . . . . . . . . . .  10,762,670      10,410,792
ACCOUNTS RECEIVABLE. . . . . . . . . . . . . . . . . . . . . . . . . .  43,833,607      33,864,498
DEFERRED POLICY ACQUISITION COSTS. . . . . . . . . . . . . . . . . . .  50,653,224      47,544,519
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . .  13,158,608      12,737,712
REINSURANCE RECEIVABLES. . . . . . . . . . . . . . . . . . . . . . . .  19,617,852      24,222,444
PREPAID REINSURANCE PREMIUMS . . . . . . . . . . . . . . . . . . . . .   3,691,484       3,033,531
INTANGIBLES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,754,490       1,882,196
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,631,038       7,391,810
______________________________________________________________________________________________________
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$876,047,207    $828,125,713
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
______________________________________________________________________________________________________
LIABILITIES:
   Future policy benefits and losses, claims and settlement expenses
     Property and casualty insurance . . . . . . . . . . . . . . . . .$203,844,302    $203,910,747
     Life insurance. . . . . . . . . . . . . . . . . . . . . . . . . . 366,751,503     344,095,937
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .  93,995,065      83,450,394
   Accrued expenses and other liabilities. . . . . . . . . . . . . . .  15,825,962      22,323,899
   Postretirement benefits other than pensions . . . . . . . . . . . .   2,636,017       2,366,492
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .     874,842         826,379
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .   4,417,521         498,437
______________________________________________________________________________________________________
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .$688,345,212    $657,472,285
______________________________________________________________________________________________________
STOCKHOLDERS' EQUITY:
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 24,066,490    $ 24,066,490
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .  12,048,856      12,048,856
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . 124,213,939     113,616,829
   Net unrealized appreciation, net of applicable
   income taxes of $14,739,701 in 1995 and $11,009,092 in 1994 . . . .  27,372,710      20,921,253
______________________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .$187,701,995    $170,653,428
______________________________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .$876,047,207    $828,125,713
======================================================================================================
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.



UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995 AND 1994



___________________________________________________________________________________________________
                                                                        1995            1994
___________________________________________________________________________________________________

Revenues:
   Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . $ 49,833,143    $ 44,438,304
   Investment income, net  . . . . . . . . . . . . . . . . . . . .   13,512,578      10,884,036
   Realized investment gains . . . . . . . . . . . . . . . . . . .      539,200         246,478
   Commission and policy fee income. . . . . . . . . . . . . . . .      477,195         513,938
___________________________________________________________________________________________________
                                                                   $ 64,362,116    $ 56,082,756
___________________________________________________________________________________________________
Benefits, Losses and Expenses:
   Losses and settlement expenses. . . . . . . . . . . . . . . . . $ 29,866,448    $ 27,592,420
   Increase in liability for future policy benefits. . . . . . . .    1,783,158       1,827,479
   Amortization of deferred policy acquisition costs . . . . . . .    8,340,898       7,214,330
   Other underwriting expenses . . . . . . . . . . . . . . . . . .    9,537,104       8,316,665
   Interest on policyholders' accounts . . . . . . . . . . . . . .    5,078,004       4,474,889
___________________________________________________________________________________________________
                                                                   $ 54,605,612    $ 49,425,783
___________________________________________________________________________________________________
   Income before income taxes. . . . . . . . . . . . . . . . . . . $  9,756,504    $  6,656,973
   Federal income taxes  . . . . . . . . . . . . . . . . . . . . .    2,513,358       1,318,362
___________________________________________________________________________________________________
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $  7,243,146    $  5,338,611
===================================================================================================
   Net income per common share . . . . . . . . . . . . . . . . . . $       1.00    $        .74
===================================================================================================
Weighted average common shares outstanding . . . . . . . . . . . .    7,219,943       7,219,943
===================================================================================================
Cash dividends declared per common share . . . . . . . . . . . . . $        .20    $       . 18
===================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.



UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994



___________________________________________________________________________________________________
                                                                        1995            1994
___________________________________________________________________________________________________

Revenues:
   Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . $101,279,830    $ 87,046,328
   Investment income, net  . . . . . . . . . . . . . . . . . . . .   25,823,920      21,645,609
   Realized investment gains . . . . . . . . . . . . . . . . . . .      912,427         498,900
   Commission and policy fee income. . . . . . . . . . . . . . . .      938,880         968,064
___________________________________________________________________________________________________
                                                                   $128,955,057    $110,158,901
___________________________________________________________________________________________________
Benefits, Losses and Expenses:
   Losses and settlement expenses. . . . . . . . . . . . . . . . . $ 60,913,563    $ 56,822,746
   Increase in liability for future policy benefits. . . . . . . .    4,709,794       2,756,847
   Amortization of deferred policy acquisition costs . . . . . . .   19,864,572      14,856,630
   Other underwriting expenses . . . . . . . . . . . . . . . . . .   16,163,132      16,095,801
   Interest on policyholders' accounts . . . . . . . . . . . . . .    9,906,048       8,162,780
___________________________________________________________________________________________________
                                                                   $111,557,109    $ 98,694,804
___________________________________________________________________________________________________
   Income before income taxes. . . . . . . . . . . . . . . . . . . $ 17,397,948    $ 11,464,097
   Federal income taxes  . . . . . . . . . . . . . . . . . . . . .    3,906,643       2,006,579
___________________________________________________________________________________________________
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 13,491,305    $  9,457,518
===================================================================================================
   Net income per common share . . . . . . . . . . . . . . . . . . $       1.87    $       1.31
===================================================================================================
Weighted average common shares outstanding . . . . . . . . . . . .    7,219,943       7,219,943
===================================================================================================
Cash dividends declared per common share . . . . . . . . . . . . . $        .40    $       . 36
===================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.



UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
___________________________________________________________________________________________________
                                                                            1995           1994
___________________________________________________________________________________________________

Cash Flows From Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 13,491,305  $  9,457,518
___________________________________________________________________________________________________
Adjustments to reconcile net income to net cash provided by
   operating activities
   Net bond discount accretion . . . . . . . . . . . . . . . . . . . .     (530,111)     (183,136)
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .      470,233     1,206,456
   Realized gains on sales and calls of investments. . . . . . . . . .     (912,433)     (498,900)
   Changes in:
     Accrued investment income . . . . . . . . . . . . . . . . . . . .     (351,878)       80,569
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .   (9,969,109)   (7,141,160)
     Deferred policy acquisition costs . . . . . . . . . . . . . . . .   (3,108,705)   (1,474,103)
     Reinsurance receivables . . . . . . . . . . . . . . . . . . . . .    4,604,592    (3,593,907)
     Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . .     (657,953)        4,146
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . .          --       (301,045)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      760,772        43,422
     Future policy benefits and losses, claims and
     settlement expenses . . . . . . . . . . . . . . . . . . . . . . .    5,476,984    11,775,224
     Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .   10,544,671     7,588,648
     Accrued expenses and other liabilities. . . . . . . . . . . . . .   (5,053,947)   (4,211,227)
     Postretirement benefits other than pensions . . . . . . . . . . .      269,525       306,466
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .       48,463         --
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      188,475      (649,071)
___________________________________________________________________________________________________
   Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . $  1,779,579  $  2,952,382
___________________________________________________________________________________________________
   Net cash provided by operating activities . . . . . . . . . . . . . $ 15,270,884  $ 12,409,900
___________________________________________________________________________________________________
Cash Flows From Investing Activities:
   Proceeds from sale of available-for-sale investments. . . . . . . . $     85,148  $    144,920
   Proceeds from call and maturity of held-to-maturity investments . .   14,591,879    38,687,621
   Proceeds from call and maturity of available-for-sale investments .      704,474       989,792
   Proceeds from sale of other investments . . . . . . . . . . . . . .    6,689,906     6,024,411
   Purchase of investments held-to-maturity. . . . . . . . . . . . . .  (47,819,154)  (65,848,367)
   Purchase of investments available-for-sale. . . . . . . . . . . . .     (149,725)     (854,401)
   Purchase of other investments . . . . . . . . . . . . . . . . . . .   (7,153,716)   (9,375,091)
   Proceeds from sale of property and equipment. . . . . . . . . . . .      822,509        29,883
   Purchase of property and equipment. . . . . . . . . . . . . . . . .   (1,585,932)     (787,567)
___________________________________________________________________________________________________
   Net cash used in investing activities . . . . . . . . . . . . . . . $(33,814,611) $(30,988,799)
___________________________________________________________________________________________________
Cash Flows From Financing Activities:
   Policyholders' account balances
     Deposits to investment and universal life type contracts. . . . . $ 45,023,634  $ 26,456,243
     Withdrawals from investment and universal life type contracts . .  (27,911,497)  (14,167,528)
   Purchase and retirement of common stock . . . . . . . . . . . . . .       (6,218)          --
   Payment of cash dividends . . . . . . . . . . . . . . . . . . . . .   (4,331,966)   (3,898,889)
___________________________________________________________________________________________________
   Net cash provided by financing activities . . . . . . . . . . . . . $ 12,773,953  $  8,389,826
___________________________________________________________________________________________________
   Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . $ (5,769,774) $(10,189,073)
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .   10,254,892    13,704,164
___________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . $  4,485,118  $  3,515,091
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

June 30, 1995.


NOTE 3.

   For purposes of reporting cash flows, cash and cash equivalents  include cash and  non-negotiable  certificates  of deposit with original  maturities of three months or less.  Income taxes paid, net of refunds for the six months ended June

30, 1995 and 1994 were $3,700,000, and $3,250,000,  respectively.  There were no significant  payments of  interest  through  June 30, 1995 and 1994,  other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.

     Effective  December 31, 1994,  the Company  adopted  Statement of Financial

Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial  Instruments" ("SFAS No. 119"). SFAS No. 119 expands disclosure  requirements  concerning derivative  investments,  including whether investments are held for trading or other purposes, such as hedging. The Company does  not own any  derivative  investments  as  defined  by SFAS  No.  119,  and therefore is not subject to the expanded disclosure requirements.

   Effective  January  1, 1994,  the  Company  adopted  Statement  of  Financial

Accounting  Standards No. 115,  "Accounting for Certain  Investments in Debt and

Equity  Securities"  ("SFAS No. 115"). SFAS No. 115 addresses the accounting and reporting for investments in equity  securities  that have readily  determinable fair values and for all investments in debt securities.  The statement  requires that those  investments be classified  into the following three  categories:  1)

debt  securities that the enterprise has the positive intent and ability to hold to maturity  are  classified  as  held-to-maturity  securities  and  reported at amortized  cost;  2) debt  and  equity  securities  that  are  bought  and  held principally  for the purpose of selling them in the near term are  classified as trading  securities and reported at fair value, with unrealized gains and losses included in net income;  and 3) debt securities and marketable equity securities not classified as either held-to- maturity  securities or trading securities are classified as  available-for-sale  securities  and reported at fair value,  with unrealized  gains and losses excluded from net income and reported as a separate component  of  stockholders'  equity.  The Company  classifies a majority of its investments in fixed income securities as held-to-maturity.

   A  reconciliation  of the  amortized  cost to fair values of  investments  in held-to-maturity  and  available-for-sale  fixed  maturities,  marketable equity securities  and other  long-term  investments as of June 30, 1995 is reported on the next page.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________________________________
JUNE 30, 1995                                                Gross           Gross
                                            Amortized      Unrealized      Unrealized     Fair
TYPE OF INVESTMENT                           Cost         Appreciation    Depreciation    Value
________________________________________________________________________________________________________

HELD-TO-MATURITY
Fixed Maturities
 Bonds
  U.S. Government,
  government agencies and authorities
   Collateralized mortgage obligations     $ 93,495,378  $  1,960,662    $  2,295,542    $ 93,160,498
   Mortgage-backed securities                31,143,102     2,108,788           2,980      33,248,910
   All others                                 4,207,026       374,554          37,511       4,544,069
  States, municipalities and
  political subdivisions                    171,270,855     8,926,237         718,520     179,478,572
  Foreign                                     6,862,720       288,343          20,384       7,130,679
  Public utilities                           40,514,079       440,190         944,696      40,009,573
  Corporate bonds
   Collateralized mortgage obligations      104,231,104     2,175,543       3,677,414     102,729,233
   All other corporate bonds                174,161,603     7,944,034         764,258     181,341,379
________________________________________________________________________________________________________
Total held-to-maturity                     $625,885,867  $ 24,218,351    $  8,461,305    $641,642,913
________________________________________________________________________________________________________
AVAILABLE-FOR-SALE
Fixed Maturities
 Bonds
  U.S. Government,
  government agencies and authorities
   Mortgage-backed securities              $    102,962  $      6,639    $        --     $    109,601
   All others                                   321,557         1,022           7,367         315,212
  Public utilities                              206,000           --           30,000         176,000
  Corporate bonds                               747,547        17,202          14,800         749,949
________________________________________________________________________________________________________
  Total fixed maturities                   $  1,378,066  $     24,863    $     52,167    $  1,350,762
________________________________________________________________________________________________________
Equity Securities
  Common stocks
   Public Utilities                        $  3,774,378  $  3,834,636     $       --     $  7,609,014
   Banks, trust and insurance companies      11,964,375    23,474,725         102,081      35,337,019
   All other common stocks                    8,690,514    14,413,938         311,277      22,793,175
  Nonredeemable preferred stocks              1,029,334       395,670          15,500       1,409,504
________________________________________________________________________________________________________
  Total equity securities                  $ 25,458,601  $ 42,118,969    $    428,858    $ 67,148,712
________________________________________________________________________________________________________
Total available-for-sale                   $ 26,836,667  $ 42,143,832    $    481,025    $ 68,499,474
========================================================================================================
Other long-term investments                $  6,813,314  $    600,838    $    151,234    $  7,262,918
========================================================================================================


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


   The amortized cost and fair value of held-to-maturity and  available-for-sale fixed  maturities  at June 30, 1995 by  contractual  maturity  are shown  below.

Expected  maturities will differ from contractual  maturities  because borrowers may have  the  right  to call or  prepay  obligations  with or  without  call or prepayment penalties.


________________________________________________________________________________________________________
                                                Held-to-maturity              Available-for-sale
________________________________________________________________________________________________________
                                         Amortized Cost    Fair Value   Amortized Cost   Fair Value
________________________________________________________________________________________________________
Due in one year or less                   $   5,628,697  $   5,736,075    $    100,630  $    101,710
Due after one year through five years        59,034,274     61,844,216         527,385       523,418
Due after five years through ten years      168,328,601    176,219,796         612,540       582,124
Due after ten years                         164,024,711    168,704,185          34,549        33,908
Mortgage-backed securities                   31,143,102     33,248,910         102,962       109,602
Collateralized mortgage obligations         197,726,482    195,889,731            --            --
________________________________________________________________________________________________________
                                          $ 625,885,867  $ 641,642,913    $  1,378,066  $  1,350,762
========================================================================================================


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY


ASSETS

    The Company's  total fixed  maturity  portfolio  grew by 5.7% or $33,599,000 during  the  first  half of  1995.  Approximately  32% of these  securities  are collateralized  mortgage obligations ("CMOs"),  compared to approximately 28% at

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

    The Company's accounts receivable are amounts due from property and casualty insurance  agents and brokers for premiums  written net of  commissions.  Losses payable to  reinsurance  brokers on assumed  business  are also  netted  against accounts receivable.  The growth in this asset of $9,969,000 or 29.4% is largely the result of two factors.  Utilization of the Company's  deferred billing plans has  increased,  which has the effect of increasing  the direct agents  accounts receivable. The other factor relates to reinsurance.  The Company deposits funds with one  reinsurer  in January and June,  and records the  deposits as accounts receivable.  This asset is reduced as premiums are ceded to the  reinsurer.  The

Company pays  deposits to other  reinsurers on a quarterly  basis,  although the aggregate amount of these deposits is smaller than the semi-annual payments.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

     Reinsurance  receivables  are ceded losses,  expenses and reserves that are due the Company from reinsurers.  The balance in this asset decreased $4,605,000 or 19.0% due  primarily to the  settlement  of two large claims during the first quarter of 1995, one of which relates to the Northridge earthquake.  The Company does not anticipate collection problems with regard to reinsurance receivables.

LIABILITIES

    Gross  reserves for property and  casualty  losses and  settlement  expenses decreased  $66,000  between June 30, 1995 and December 31, 1994.  Gross reserves relating to the Northridge earthquake were $5,888,000 through June 30, 1995. The

Company has incurred just $47,000 in connection  with the Kobe  earthquake,  and anticipates minimal additional exposure.

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

    Accrued expenses and other liabilities  decreased $6,498,000 or 29.1%. It is typical to report a decrease at the end of the second  quarter,  because many of the Company's expenses that were accrued at December 31, of the prior year, such as contingent commissions and state premium taxes, are substantially paid by the end of March of the current year.

    The major contributing  factor to the growth of $3,919,000 in deferred taxes

payable   is  the   increase   in   unrealized   appreciation   of   investments

available-for-sale.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS


    The Company's net premiums  earned  increased  $14,234,000 or 16.4% over the same period in 1994. The property and casualty segment has experienced growth in its  direct  and  assumed  business,  and has  had to pay  less  for  its  ceded protection due to a decrease in ceded premium rates.

    Investment  income  rose 19.3%  over the first six months of 1994,  which is attributable to a larger fixed maturity portfolio.  The investment yield is 7.4%

at June 30, 1995 compared to 7.1% at June 30, 1994.

    Losses and settlement  expenses  increased 7.2% or $4,091,000 between years.

Gross losses incurred  related to the Northridge  earthquake were $4,108,000 for the first six months of 1995, with ceded incurred of $2,669,000.

    Amortization of deferred  acquisition costs increased by $5,008,000 or 33.7%

over June 30, 1994 due to an increase in premiums  earned.  This premium growth,

coupled with increasing interest rates,  contributed to the increase in the life segment's interest on policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits-Exhibit 11 - Computation of Net Income Per Common Share (Page 16).




SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.




UNITED FIRE & CASUALTY COMPANY
_______________________________________
(Registrant)


August 4, 1995
_______________________________________
(Date)



/s/ Gary L. Huber
_______________________________________
Gary L. Huber
President and Chief Operating Officer



/s/ K.G. Baker
_______________________________________
K.G. Baker, Vice President
Chief Financial Officer and Principal
Accounting Officer

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION




Exhibit 11.  Computation of Net Income Per Common Share





___________________________________________________________________________________________________
                            Weighted Average                 Net              Net Income per
                            Number of Shares                Income              Common Share
                               Outstanding
___________________________________________________________________________________________________


Three months ended June 30:


1995 . . . . . . . . . .         7,219,943              $ 7,243,146               $    1.00
1994 . . . . . . . . . .         7,219,943                5,338,611                     .74


Six months ended June 30:


1995 . . . . . . . . . .         7,219,943              $13,491,305               $    1.87
1994 . . . . . . . . . .         7,219,943                9,457,518                    1.31









Computation of weighted average number of common and common equivalent shares:



                                                         _______________________________________
                                                                Three Months Ended June 30,
                                                               1995                   1994
                                                         _______________________________________



Common shares outstanding throughout the period             7,219,943               7,219,943
                                                            =========               =========
