Form 10-Q
period 1995-09-30
UNITED FIRE & CASUALTY CO
filed 1995-11-14
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


 X       Quarterly Report Pursuant to Section 13 or 15(d) of the
___      Securities Exchange Act of 1934 for the quarterly period
         ended September 30, 1995
               __________________


___      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition
         period from                   to
                     _________________    _________________


    Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         Iowa                           42-0644327
________________________    ___________________________________
(State of Incorporation)     (IRS Employer Identification No.)

118 Second Avenue, S.E.
Cedar Rapids, Iowa                           52407
_______________________________________________________________
(Address of principal executive offices)   (Zip Code)


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

YES   X         NO
    ______          _____

As of November 2, 1995, 7,219,780 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES





TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION


Report of Independent Public Accountants......       3

Consolidated Balance Sheets for
September 30, 1995 and December 31, 1994..........   4

Unaudited Consolidated Statements of
Operations - Three Months Ended
September 30, 1995 and 1994.......................   5

Unaudited Consolidated Statements of
Operations - Nine Months Ended
September 30, 1995 and 1994.......................   6

Unaudited Consolidated Statements of
Cash Flows - Nine Months Ended
September 30, 1995 and 1994.......................   7

Notes to Unaudited Consolidated
Financial Statements..........................    8-11

Management's Discussion and Analysis of
Financial Condition and Results of
Operations...................................    12-14



PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
Signatures....................................      15

Exhibit 11. Computation of Net Income Per
Common Share..................................      16

                               ARTHUR ANDERSEN LLP








                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ________________________________________



To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 1995, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                        /S/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Chicago, Illinois,
November 2, 1995


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

_____________________________________________________________________________________________________
                                                                           1995           1994
                                                                         UNAUDITED      Audited
_____________________________________________________________________________________________________

ASSETS
INVESTMENTS:
   Fixed maturities (market value $675,557,339 in 1995
   and $571,306,514 in 1994) . . . . . . . . . . . . . . . . . . . . .$655,424,754    $593,637,794
   Equity securities (cost $25,039,173
   in 1995 and $24,913,743 in 1994). . . . . . . . . . . . . . . . . .  71,472,530      56,196,670
   Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . .   3,061,095       3,120,093
   Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,047,233       6,802,227
   Other long-term investments (cost $7,313,314
   in 1995 and $6,556,845 in 1994) . . . . . . . . . . . . . . . . . .   7,966,607       7,071,898
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . .  11,378,106       9,954,637
_____________________________________________________________________________________________________
                                                                       756,350,325     676,783,319
CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .   6,229,313      10,254,892
ACCRUED INVESTMENT INCOME  . . . . . . . . . . . . . . . . . . . . . .  11,063,630      10,410,792
ACCOUNTS RECEIVABLE. . . . . . . . . . . . . . . . . . . . . . . . . .  42,217,206      33,864,498
DEFERRED POLICY ACQUISITION COSTS. . . . . . . . . . . . . . . . . . .  52,192,309      47,544,519
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . .  12,948,788      12,737,712
REINSURANCE RECEIVABLES. . . . . . . . . . . . . . . . . . . . . . . .  16,674,160      24,222,444
PREPAID REINSURANCE PREMIUMS . . . . . . . . . . . . . . . . . . . . .   3,958,413       3,033,531
INTANGIBLES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,691,171       1,882,196
INCOME TAXES RECEIVABLE. . . . . . . . . . . . . . . . . . . . . . . .     406,751             --
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,438,626       7,391,810
_____________________________________________________________________________________________________
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$910,170,692    $828,125,713

=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________________________
LIABILITIES:
   Future policy benefits and losses, claims and settlement expenses
     Property and casualty insurance . . . . . . . . . . . . . . . . .$200,923,268    $203,910,747
     Life insurance. . . . . . . . . . . . . . . . . . . . . . . . . . 384,433,829     344,095,937
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .  96,922,113      83,450,394
   Accrued expenses and other liabilities. . . . . . . . . . . . . . .  21,885,733      22,323,899
   Postretirement benefits other than pensions . . . . . . . . . . . .   2,770,778       2,366,492
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .         --          826,379
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .   7,039,698         498,437
_____________________________________________________________________________________________________
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .$713,975,419    $657,472,285
_____________________________________________________________________________________________________
STOCKHOLDERS' EQUITY:
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 24,065,947    $ 24,066,490
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .  12,038,946      12,048,856
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . 129,336,250     113,616,829
   Net unrealized appreciation, net of applicable
   income taxes of $16,303,716 in 1995 and $11,009,092 in 1994 . . . .  30,754,130      20,921,253
_____________________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .$196,195,273    $170,653,428
_____________________________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .$910,170,692    $828,125,713

=====================================================================================================
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.



UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



___________________________________________________________________________________________________
                                                                        1995            1994
___________________________________________________________________________________________________


Revenues:
   Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . $ 52,382,055    $ 48,156,713
   Investment income, net  . . . . . . . . . . . . . . . . . . . .   13,542,081      11,984,846
   Realized investment gains . . . . . . . . . . . . . . . . . . .      520,837         138,020
   Commission and policy fee income. . . . . . . . . . . . . . . .      456,596         489,884
___________________________________________________________________________________________________
                                                                   $ 66,901,569    $ 60,769,463
___________________________________________________________________________________________________
Benefits, Losses and Expenses:
   Losses and settlement expenses. . . . . . . . . . . . . . . . . $ 31,916,998    $ 35,011,072
   Increase in liability for future policy benefits. . . . . . . .    2,594,558       1,231,280
   Amortization of deferred policy acquisition costs . . . . . . .   10,456,515      11,586,982
   Other underwriting expenses . . . . . . . . . . . . . . . . . .    7,891,779       4,420,730
   Interest on policyholders' accounts . . . . . . . . . . . . . .    4,973,964       4,258,146
___________________________________________________________________________________________________
                                                                   $ 57,833,814    $ 56,508,210
___________________________________________________________________________________________________
   Income before income taxes. . . . . . . . . . . . . . . . . . . $  9,067,755    $  4,261,253
   Federal income taxes  . . . . . . . . . . . . . . . . . . . . .    2,506,969         778,259
___________________________________________________________________________________________________
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,560,786    $  3,482,994

===================================================================================================
   Net income per common share . . . . . . . . . . . . . . . . . . $        .91    $        .48

===================================================================================================
Weighted average common shares outstanding . . . . . . . . . . . .    7,219,842       7,219,943

===================================================================================================
Cash dividends declared per common share . . . . . . . . . . . . . $        .20    $       . 18

===================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.



UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



___________________________________________________________________________________________________

                                                                        1995            1994
___________________________________________________________________________________________________


Revenues:
   Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . $153,661,885    $135,203,041
   Investment income, net  . . . . . . . . . . . . . . . . . . . .   39,366,001      33,630,455
   Realized investment gains . . . . . . . . . . . . . . . . . . .    1,433,264         636,920
   Commission and policy fee income. . . . . . . . . . . . . . . .    1,395,476       1,457,948
___________________________________________________________________________________________________
                                                                   $195,856,626    $170,928,364
___________________________________________________________________________________________________
Benefits, Losses and Expenses:
   Losses and settlement expenses. . . . . . . . . . . . . . . . . $ 92,830,561    $ 91,833,818
   Increase in liability for future policy benefits. . . . . . . .    7,304,352       3,988,127
   Amortization of deferred policy acquisition costs . . . . . . .   30,321,087      26,443,612
   Other underwriting expenses . . . . . . . . . . . . . . . . . .   24,054,911      20,516,531
   Interest on policyholders' accounts . . . . . . . . . . . . . .   14,880,012      12,420,926
___________________________________________________________________________________________________
                                                                   $169,390,923    $155,203,014
___________________________________________________________________________________________________
   Income before income taxes. . . . . . . . . . . . . . . . . . . $ 26,465,703    $ 15,725,350
   Federal income taxes  . . . . . . . . . . . . . . . . . . . . .    6,413,612       2,784,838
___________________________________________________________________________________________________
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 20,052,091    $ 12,940,512

===================================================================================================
   Net income per common share . . . . . . . . . . . . . . . . . . $       2.78    $       1.79

===================================================================================================
Weighted average common shares outstanding . . . . . . . . . . . .    7,219,909       7,219,943

===================================================================================================
Cash dividends declared per common share . . . . . . . . . . . . . $        .60    $       . 54

===================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.



UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

_____________________________________________________________________________________________________
                                                                            1995           1994
_____________________________________________________________________________________________________

Cash Flows From Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 20,052,091  $ 12,940,512
_____________________________________________________________________________________________________
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Net bond discount accretion . . . . . . . . . . . . . . . . . . . .     (685,484)     (247,453)
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .    1,043,787     1,846,273
   Realized gains on sales and calls of investments. . . . . . . . . .   (1,433,264)     (636,920)
   Changes in:
     Accrued investment income . . . . . . . . . . . . . . . . . . . .     (652,838)      408,391
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .   (8,352,708)   (6,248,685)
     Deferred policy acquisition costs . . . . . . . . . . . . . . . .   (4,647,790)   (3,571,170)
     Reinsurance receivables . . . . . . . . . . . . . . . . . . . . .    7,548,284    (4,626,338)
     Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . .     (924,882)      (99,069)
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . .     (406,751)     (853,156)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      953,184       378,611
     Future policy benefits and losses, claims and
     settlement expenses . . . . . . . . . . . . . . . . . . . . . . .    6,567,299    21,318,774
     Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .   13,471,719    10,264,538
     Accrued expenses and other liabilities. . . . . . . . . . . . . .    1,005,823      (787,685)
     Postretirement benefits other than pensions . . . . . . . . . . .      404,286       423,195
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .     (826,379)        --
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .    1,246,637    (1,473,833)
_____________________________________________________________________________________________________
   Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . $ 14,310,923  $ 16,095,473
_____________________________________________________________________________________________________
   Net cash provided by operating activities . . . . . . . . . . . . . $ 34,363,014  $ 29,035,985
_____________________________________________________________________________________________________
Cash Flows From Investing Activities:
   Proceeds from sale of available-for-sale investments. . . . . . . . $  1,344,627  $    196,217
   Proceeds from call and maturity of held-to-maturity investments . .   19,186,787    45,582,994
   Proceeds from call and maturity of available-for-sale investments .    3,205,191     1,595,230
   Proceeds from sale of other investments . . . . . . . . . . . . . .    7,276,603    16,396,576
   Purchase of investments held-to-maturity. . . . . . . . . . . . . .  (80,472,978)  (90,709,090)
   Purchase of investments available-for-sale. . . . . . . . . . . . .   (3,218,442)     (854,401)
   Purchase of other investments . . . . . . . . . . . . . . . . . . .   (9,642,545)  (26,418,438)
   Proceeds from sale of property and equipment. . . . . . . . . . . .      889,126        32,070
   Purchase of property and equipment. . . . . . . . . . . . . . . . .   (1,952,964)   (1,075,603)
_____________________________________________________________________________________________________
   Net cash used in investing activities . . . . . . . . . . . . . . . $(63,384,595) $(55,254,445)
_____________________________________________________________________________________________________
Cash Flows From Financing Activities:
   Policyholders' account balances
     Deposits to investment and universal life type contracts. . . . . $ 65,985,538  $ 45,266,189
     Withdrawals from investment and universal life type contracts . .  (35,202,424)  (20,657,830)
   Purchase and retirement of common stock . . . . . . . . . . . . . .      (10,453)          --
   Payment of cash dividends . . . . . . . . . . . . . . . . . . . . .   (5,776,659)   (5,198,517)
_____________________________________________________________________________________________________
   Net cash provided by financing activities . . . . . . . . . . . . . $ 24,996,002  $ 19,409,842
_____________________________________________________________________________________________________
   Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . $ (4,025,579) $ (6,808,618)
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .   10,254,892    13,704,164
_____________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . $  6,229,313  $  6,895,546
=====================================================================================================
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.

   In the  opinion  of the  management  of United  Fire & Casualty  Company  and

Subsidiaries (the "Company"),  the accompanying unaudited consolidated financial statements contain all adjustments  (consisting of normal recurring adjustments)

necessary to present fairly the financial  position,  the results of operations,

and cash flows for the periods  presented.  The results for the interim  periods are not necessarily indicative of the results of operations that may be expected for the  year.  The  financial  statements  contained  herein  should be read in conjunction  with the  Company's  annual  report on Form 10-K for the year ended

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

September 30, 1995.


NOTE 3.

   For purposes of reporting cash flows, cash and cash equivalents  include cash and  non-negotiable  certificates  of deposit with original  maturities of three months or less.  Income  taxes paid,  net of refunds  for the nine months  ended

September 30, 1995 and 1994 were $6,400,000, and $4,650,000, respectively. There were no significant  payments of interest  through  September 30, 1995 and 1994,

other than interest credited to policyholders' accounts.

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

   A  reconciliation  of the  amortized  cost to fair values of  investments  in held-to-maturity  and  available-for-sale  fixed  maturities,  marketable equity securities and other long-term  investments as of September 30, 1995 is reported on the next page.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________________________
SEPTEMBER 30, 1995                                           Gross           Gross
                                            Amortized      Unrealized      Unrealized     Fair
TYPE OF INVESTMENT                           Cost         Appreciation    Depreciation    Value
_____________________________________________________________________________________________________

HELD-TO-MATURITY
Fixed Maturities
 Bonds
  U.S. Government,
  government agencies and authorities
   Collateralized mortgage obligations     $ 94,327,085  $  2,259,364    $  1,453,781    $ 95,132,668
   Mortgage-backed securities                29,696,145     2,172,349           2,729      31,865,765
   All others                                 2,236,689       349,119           6,912       2,578,896
  States, municipalities and
  political subdivisions                    183,447,383     9,815,157         665,063     192,597,477
  Foreign                                     6,859,461       296,960            --         7,156,421
  Public utilities                           47,159,267       386,840         698,488      46,847,619
  Corporate bonds
   Collateralized mortgage obligations      103,602,758     2,497,993       2,153,644     103,947,107
   All other corporate bonds                186,765,724     7,918,952         583,532     194,101,144
_____________________________________________________________________________________________________
Total held-to-maturity                     $654,094,512  $ 25,696,734    $  5,564,149    $674,227,097
_____________________________________________________________________________________________________
AVAILABLE-FOR-SALE
Fixed Maturities
 Bonds
  U.S. Government,
  government agencies and authorities
   Mortgage-backed securities              $     77,577  $      5,058    $        --     $     82,635
   All others                                   326,274           957           7,228         320,003
  Public utilities                              206,000           --           28,000         178,000
  Corporate bonds                               749,195        15,714          15,305         749,604
_____________________________________________________________________________________________________
  Total fixed maturities                   $  1,359,046  $     21,729    $     50,533    $  1,330,242
_____________________________________________________________________________________________________
Equity Securities
  Common stocks
   Public Utilities                        $  3,561,403  $  4,305,442     $       --     $  7,866,845
   Banks, trust and insurance companies      11,964,375    26,838,411         102,081      38,700,705
   All other common stocks                    8,609,780    15,643,237         313,628      23,939,389
  Nonredeemable preferred stocks                903,615        76,976          15,000         965,591
_____________________________________________________________________________________________________
  Total equity securities                  $ 25,039,173  $ 46,864,066    $    430,709    $ 71,472,530
_____________________________________________________________________________________________________
Total available-for-sale                   $ 26,398,219  $ 46,885,795    $    481,242    $ 72,802,772
=====================================================================================================
Other long-term investments                $  7,313,314  $    804,527    $    151,234    $  7,966,607
=====================================================================================================


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


   The amortized cost and fair value of held-to-maturity and  available-for-sale fixed maturities at September 30, 1995 by contractual  maturity are shown below.

Expected  maturities will differ from contractual  maturities  because borrowers may have  the  right  to call or  prepay  obligations  with or  without  call or prepayment penalties.


____________________________________________________________________________________________________
                                                Held-to-maturity              Available-for-sale
____________________________________________________________________________________________________
                                         Amortized Cost    Fair Value   Amortized Cost   Fair Value
____________________________________________________________________________________________________
Due in one year or less                   $   6,537,247  $   6,622,063    $    100,413  $    101,052
Due after one year through five years        63,922,507     66,936,601         530,261       525,325
Due after five years through ten years      169,065,860    177,173,448         650,795       621,230
Due after ten years                         186,942,910    192,549,445            --            --
Mortgage-backed securities                   29,696,145     31,865,765          77,577        82,635
Collateralized mortgage obligations         197,929,843    199,079,775            --            --
____________________________________________________________________________________________________
                                          $ 654,094,512  $ 674,227,097    $  1,359,046  $  1,330,242
====================================================================================================


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

ASSETS

    The  Company's  investments  in  fixed  maturities  increased  by  10.4%  or

$61,787,000  through  September 30, 1995.  Approximately 30% of these securities are collateralized mortgage obligations ("CMOs"),  compared to approximately 28%

at December 31,  1994.  Continuing  review of the fixed income  market has shown that CMOs are an attractive  investment  alternative.  The Company minimizes its prepayment risk by buying most issues priced at a slight discount.  While buying at a discount does not prevent prepayment,  the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average  life of the issues,  the  Company is  concentrating  on buying issues with expected maturity in the seven to twelve year range.

    The Company's equity  securities  consists of readily  marketable common and preferred stocks, all of which are classified as  available-for-sale.  Growth in this asset is primarily the result of $46,433,000 of unrealized  appreciation in market value.  Other  long-term  investments  are primarily  holdings in limited partnership funds investing in banks.

    The Company's accounts receivable are amounts due from property and casualty insurance  agents and brokers for premiums  written net of  commissions.  Losses payable to  reinsurance  brokers on assumed  business  are also  netted  against accounts receivable.  The growth in this asset of $8,353,000 or 24.7% is largely the result of three factors.  The property and casualty  segment has experienced growth in its direct and assumed premium  writings.  In addition,  many insureds opt to utilize the  Company's  deferred  billing  plan,  which has the effect of

increasing  the  agents  accounts  receivable.   The  third  factor  relates  to

reinsurance.  The Company deposits funds with one reinsurer in January and June,

and  records  the  deposits  as  accounts  receivable.  This asset is reduced as premiums are ceded to the reinsurer. By December 31 of each year, these premiums are earned, so the deposit in accounts receivable is eliminated.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

The   Company   pays   deposits   to  other  reinsurers  on a  quarterly  basis,

although the aggregate  amount of these deposits is smaller than the semi-annual payments.

     Reinsurance  receivables  are ceded losses,  expenses and reserves that are due the Company from reinsurers.  The balance in this asset decreased $7,548,000 or 31.2% due  primarily  to the  settlement  of a large  claim  during the first quarter  of 1995,  and  losses  paid in  connection  with  the  1994  Northridge earthquake.  The Company does not anticipate  collection problems with regard to reinsurance receivables.

LIABILITIES

    Gross  reserves for property and  casualty  losses and  settlement  expenses decreased  $2,987,000 or 1.5% between  September 30, 1995 and December 31, 1994.

Gross reserves  relating to the Northridge  earthquake were  $3,935,000  through

September 30, 1995,  compared to $6,144,000 at September 30, 1994.  Net reserves related to the hurricanes of 1995 total less than $65,000.

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

    Accrued  expenses  and other  liabilities  decreased  $438,000 or 2.0%.  The

Company  establishes  accruals for expenses such as contingent  commissions  and state  premium  taxes and it is typical for these  accruals to be greater at the end of the year than at any other time of the year.

    The major contributing  factor to the growth of $6,541,000 in deferred taxes

payable   is  the   increase   in   unrealized   appreciation   of   investments

available-for-sale.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The Company's net premiums  earned  increased  $18,459,000 or 13.7% over the same  nine  month  period  in  1994.  The  property  and  casualty  segment  has experienced  growth in its direct and assumed business,  with much of the direct increase coming from five midwestern  states.  The line of business  showing the greatest direct premium increase is workers compensation.  In addition to direct and assumed growth, the Company has had to pay less for its ceded protection due to a decrease in ceded premium rates.

    Investment  income  increased  17.1%  over  September  30,  1994,  which  is attributable  to a  larger  fixed  maturity  portfolio.  Investment  yields  for

September  30, 1995 and 1994 were 7.3% and 7.2%,  respectively.  Realized  gains increased $796,000,  most of which was due to the sale of an  available-for-sale preferred stock holding.

    Losses and settlement  expenses increased 1.1% or $997,000 between years. An absence of significant exposure to catastrophes and a reduction in loss expenses have  contributed  to the Company's  favorable  results.  Gross losses  incurred related to the Northridge  earthquake  were $3,477,000 for the first nine months of 1995,  compared to $7,259,000 at September  30, 1994.  Ceded losses  incurred related to the Northridge  earthquake  were $2,068,000 for the first nine months of 1995,  compared to $2,512,000 at September 30, 1994. The Company has incurred just  $44,000  on a net  basis  in  connection  with the  Kobe  earthquake,  and anticipates minimal additional exposure. The active hurricane season of the past few months has resulted in net losses incurred by the Company of $156,000.

    Amortization of deferred  acquisition costs increased by $3,877,000 or 14.7%

over September 30, 1994 due to growth in premium writings.  This premium growth,

coupled with increasing interest rates,  contributed to the increase in the life segment's interest on policyholders' accounts.

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




UNITED FIRE & CASUALTY COMPANY
_____________________________________
(REGISTRANT)


NOVEMBER 2, 1995
_____________________________________
(DATE)


/S/ SCOTT MCINTYRE, JR.
_____________________________________
SCOTT MCINTYRE, JR.
CHAIRMAN AND CHIEF EXECUTIVE OFFICER



/S/ K.G. BAKER
_____________________________________
K.G. BAKER, VICE PRESIDENT
CHIEF FINANCIAL OFFICER AND PRINCIPAL
ACCOUNTING OFFICER

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION




Exhibit 11.  Computation of Net Income Per Common Share





_________________________________________________________________________________________________
                            Weighted Average                 Net              Net Income per
                            Number of Shares                Income              Common Share
                               Outstanding
_________________________________________________________________________________________________


Three months ended September 30:


1995 . . . . . . . . . .         7,219,842              $ 6,560,786               $     .91
1994 . . . . . . . . . .         7,219,943                3,482,994                     .48


Nine months ended September 30:


1995 . . . . . . . . . .         7,219,909              $20,052,091               $    2.78
1994 . . . . . . . . . .         7,219,943               12,940,512                    1.79







Computation of weighted average number of common and common equivalent shares:




                                        ____________________________________________________________________
                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                               1995         1994                    1995         1994
                                        ____________________________________________________________________

Common shares outstanding
 beginning of the period . . . . . . . .    7,219,943    7,219,943              7,219,943    7,219,943

Weighted average of treasury
 shares purchased and retired. . . . . .         (101)       --                       (34)       --
                                            __________   __________             __________   __________

Weighted average number of
 common shares . . . . . . . . . . . . .    7,219,842    7,219,943              7,219,909    7,219,943
                                            ==========   ==========             ==========   ==========
