Form 10-K405
period 1995-12-31
UNITED FIRE & CASUALTY CO
filed 1996-03-29
CIK 101199

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X    Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
 _    Act of 1934 for the fiscal year ended December 31, 1995


 _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________

      Commission File Number  2-39621

                         UNITED FIRE & CASUALTY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Iowa                                   42-0644327
 ________________________________________    ___________________________________
        (State of Incorporation)              (IRS Employer Identification No.)

         118 Second Avenue, S.E.
           Cedar Rapids, Iowa                            52407-3909
 ________________________________________   ____________________________________
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (319) 399-5700

       Securities Registered Pursuant to Section 12(b) of the Act: None

       Securities Registered Pursuant to Section 12(g) of the Act: None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.    X
            ____

     As of March 1, 1996, 10,829,461 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1996, was approximately $131,847,000.

                          TABLE OF CONTENTS

                                                           PAGE
                                                           ____
PART I:

      Item 1.    Business....................................1

      Item 2.    Properties..................................7

      Item 3.    Legal Proceedings...........................8

      Item 4.    Submission of Matters to a Vote of
                 Security Holders............................8

PART II:

      Item 5.    Market for Registrant's Common Stock and
                 Related Security Holder Matters.............8

      Item 6.    Selected Financial Data.....................9

      Item 7.    Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations...............................9

      Item 8.    Financial Statements and
                 Supplementary Data........................ 15

      Item 9.    Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure.......................40

PART III:

      Item 10.   Directors and Executive Officers of the
                 Registrant.................................40

      Item 11.   Executive Compensation.....................44

      Item 12.   Security Ownership of Certain Beneficial
                 Owners and Management......................46

      Item 13.   Certain Relationships and Related
                 Transactions...............................46

PART IV:

      Item 14.   Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K....................47

                               PART I.
ITEM 1.  BUSINESS

GENERAL

   United Fire & Casualty Company and its insurance subsidiaries (the "Company") are engaged in the business of property and casualty insurance and life insurance. The Company is an Iowa corporation incorporated in January, 1946. Its principal executive office is located at:

           118 Second Avenue S.E.
           P.O. Box 73909
           Cedar Rapids, Iowa 52407-3909
           (319-399-5700).

   The Company's subsidiaries are: Lafayette Insurance Company, a wholly owned property and casualty insurer, with its wholly owned subsidiary, a general agency, Insurance Brokers & Managers, Inc.; Addison Farmers' Insurance Company, a wholly owned property and casualty insurer, with its wholly owned subsidiaries, a general agency, Addison Insurance Agency, and a premium finance company, Crabtree Premium Finance Company; and United Life Insurance Company, a wholly owned life insurance company. As of December 31, 1995, the Company and its subsidiaries employed 563 full-time employees.

   The Company and its property and casualty subsidiaries market most forms of property and casualty insurance products, including fidelity and surety bonds and reinsurance, through independent agencies and brokers. The Company and its property and casualty subsidiaries also underwrite and broker a limited amount of excess and surplus lines insurance.

   United  Life  Insurance   Company   underwrites  and  markets  ordinary  life
(primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through independent agencies.

   A table reflecting premiums, operating results and assets attributable to the property and casualty and life segments is included in Note 10 of the Notes to Consolidated Financial Statements.

   The following table shows the consolidated net premiums written and annuity deposits during the last three years by major category.


_______________________________________________________________________________
                                       Years Ended December 31,
_______________________________________________________________________________
                                        (Dollars in Thousands)

_______________________________________________________________________________
                                      1995        1994          1993
_______________________________________________________________________________
Fire and allied lines <F1>         $ 57,049     $ 51,997      $ 47,395
Automobile                           44,457       39,003        38,785
Other liability                      31,025       27,467        25,109
Workers' compensation                24,807       22,215        20,930
Fidelity and surety                  16,215       15,113        12,029
Reinsurance                          23,259       18,346        17,830
Other                                   734        1,500           933
Life and accident and health         25,181       30,088        30,166
Annuities                            54,515       35,371        37,540
_______________________________________________________________________________
                                   $277,242     $241,100      $230,717
===============================================================================

<F1> "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

PROPERTY AND CASUALTY INSURANCE

   The Company and its property and casualty subsidiaries underwrite both commercial and personal lines of insurance. Homeowners and automobile insurance comprise most of the personal lines of business. Business package policies, workers' compensation, other liability and fidelity and surety bonds represent a major part of the commercial business. Specialty policies written include the Commercial Uni-Saver, a commercial package policy with a simplified rating plan, blanket mortgage security, insurance on boats, outboard motors and recreational vehicles, umbrella liability and some forms of errors and omissions insurance.

   The Company acts as a reinsurer assuming both property and casualty reinsurance from approximately 415 companies. The bulk of the business assumed is property reinsurance with the emphasis on catastrophe covers. The business originates through approximately 45 brokers with the largest producer accounting for approximately 15.5% of the reinsurance assumed.

   The combined ratios below, which relate to the non-life segments, are the sum of the following: the loss ratio, calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned; and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written. The ratios in the table have been prepared on the basis of statutory financial information and on a GAAP basis. Generally, if the combined ratio is below 100 percent, there is an underwriting profit; if it is above 100 percent, there is an underwriting loss.

[A bar graph displaying statuatory combined ratios for the Company as compared with the Insurance Industry from 1991 to 1995 appears here.]


STATUTORY COMBINED RATIOS

          Company        Industry

1991      100.3%           108%
1992      115.5            114
1993      102.5            109
1994       97.6            109
1995       95.8            107



____________________________________________________________________________________________________________________________
                                                             Years Ended December 31,
____________________________________________________________________________________________________________________________
                                                              (Dollars in Thousands)
____________________________________________________________________________________________________________________________
                                                    Statutory                                       GAAP
____________________________________________________________________________________________________________________________
                                          1995           1994            1993          1995            1994           1993
____________________________________________________________________________________________________________________________
Net premiums written                  $197,546       $175,641        $163,011      $197,546        $175,641       $163,011
Net premiums earned                    185,994        166,852         158,336       185,994         166,852        158,336
____________________________________________________________________________________________________________________________
Ratio of net losses and net loss
adjustment expenses incurred to net
premiums earned                           63.8%          65.6%           70.7%         63.6%           65.2%          70.4%
Ratio of underwriting expenses
incurred to net premiums written          32.0           32.0            31.8          31.0            31.9           30.8
Combined ratios                           95.8           97.6           102.5          94.6            97.1          101.2
____________________________________________________________________________________________________________________________
Underwriting margin                        4.2%           2.4%           (2.5)%         5.4%            2.9%          (1.2)%
============================================================================================================================





























   The following table sets forth the aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 1995, 1994 and 1993.


_______________________________________________________________________________________________________
                                                       Years Ended December 31,
_______________________________________________________________________________________________________
                                                        (Dollars in Thousands)

                                           PERCENT                 Percent                      Percent
                                             OF                      of                           of
                                   1995     TOTAL           1994    Total               1993     Total
_______________________________________________________________________________________________________
Fire and allied lines <F1>     $ 74,254      38%        $ 66,640      38%           $ 58,323      36%
Automobile                       46,060      23           40,687      23              40,352      25
Other liability                  34,101      17           30,116      17              27,360      17
Workers' compensation            25,246      13           22,836      13              21,614      13
Fidelity and surety              17,322       9           16,060       9              12,769       8
Reinsurance assumed              26,436      13           22,433      13              21,938      13
Other                             1,011       1            3,692       2               2,250       1
_______________________________________________________________________________________________________
Aggregate direct and assumed
premiums written               $224,430     114%        $202,464     115%           $184,606     113%
Reinsurance ceded                26,884      14           26,823      15              21,595      13
_______________________________________________________________________________________________________
Net premiums written           $197,546     100%        $175,641     100%           $163,011     100%
=======================================================================================================

<F1> "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

   The following table sets forth property and casualty net premiums earned, net losses incurred (excluding net loss adjustment expenses) and the loss ratio (ratio of net losses incurred to net premiums earned), by lines of insurance written, for the three years ended December 31, 1995, 1994 and 1993.

___________________________________________________________________________________
                                                  Years Ended December 31,
___________________________________________________________________________________
                                                   (Dollars in Thousands)

                                              1995          1994           1993
___________________________________________________________________________________
Fire and allied lines <F1>
    Premiums earned                       $ 54,150      $ 48,784       $ 46,190
    Losses incurred                         30,551        24,826         20,993
    Loss ratio                               56.4%         50.9%          45.4%
___________________________________________________________________________________
Automobile
    Premiums earned                       $ 42,026      $ 38,369       $ 39,423
    Losses incurred                         30,682        28,833         26,261
    Loss ratio                               73.0%         75.1%          66.6%
___________________________________________________________________________________
Other liability
    Premiums earned                       $ 29,282      $ 26,404       $ 24,227
    Losses incurred                         10,304        11,679          9,912
    Loss ratio                               35.2%         44.2%          40.9%
___________________________________________________________________________________
Workers' compensation - involuntary
    Premiums earned                       $  3,179      $  3,735       $  4,012
    Losses incurred                          1,357         1,732          2,983
    Loss ratio                               42.7%         46.4%          74.4%
___________________________________________________________________________________
Workers' compensation - voluntary
    Premiums earned                       $ 20,776      $ 17,898       $ 16,750
    Losses incurred                          5,458         3,035          8,616
    Loss ratio                               26.3%         17.0%          51.4%
___________________________________________________________________________________
Workers' compensation - total
    Premiums earned                       $ 23,955      $ 21,633       $ 20,762
    Losses incurred                          6,815         4,767         11,599
    Loss ratio                               28.4%         22.0%          55.9%
___________________________________________________________________________________
Fidelity and surety
    Premiums earned                       $ 14,592      $ 12,592       $  9,786
    Losses incurred                          1,269           468            958
    Loss ratio                                8.7%           3.7%          9.8%
___________________________________________________________________________________
Reinsurance
    Premiums earned                       $ 21,117      $ 17,648       $ 17,193
    Losses incurred                         15,789        16,088         20,213
    Loss ratio                               74.8%         91.2%         117.6%
___________________________________________________________________________________
Other
    Premiums earned                       $    872      $  1,422       $    755
    Losses incurred                            334           734            (38)
    Loss ratio                               38.3%         51.6%          (5.0)%
___________________________________________________________________________________
Total property and casualty
    Premiums earned                       $185,994      $166,852       $158,336
    Losses incurred                         95,744        87,395         89,898
    Loss ratio                               51.5%         52.4%          56.8%
===================================================================================

<F1> "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

LIFE INSURANCE

    The principal life insurance product is universal life of which the Life subsidiary has six different plans. The universal plans represent about two-thirds of the total insurance in-force at December 31, 1995. The maximum retention is $200,000 per life policy. Long-term disability is provided only for the employees of the Company. The following table presents life insurance earned premium information for the last five years.

_____________________________________________________________________________________________________
                                                          Years Ended December 31,
_____________________________________________________________________________________________________
                                                           (Dollars in Thousands)

                                           1995         1994         1993         1992         1991
_____________________________________________________________________________________________________
Universal life                          $ 7,926      $ 6,386      $ 6,887      $ 5,529      $ 5,454
Ordinary life (other than universal)      9,647        8,431        5,120        3,620        2,903
Accident and health                       1,822        1,515        3,194        2,515        2,052
Annuities                                   902          441          927          930          336
Credit life                               1,217          993          954        1,035          822
Group accident and health                   125          130          200          167          172
_____________________________________________________________________________________________________
Total premiums earned                   $21,639      $17,896      $17,282      $13,796      $11,739
=====================================================================================================


REINSURANCE CEDED

The Company follows the industry practice of reinsuring a portion of their exposure and ceding to reinsurers a portion of the premium received on the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses such as hurricanes and tornadoes. Such catastrophe protection is purchased on both direct and assumed business.

  The ceding of reinsurance does not legally discharge the Company from primary liability under its policies and the ceding company must pay the loss if the reinsurer fails to meet its obligation. The Company is not aware of any of its reinsurers experiencing financial difficulties that would result in a material impact on the Company's financial statements. The Company follows the industry practice of accounting for insurance written and losses incurred net of reinsurance ceded.

  The Company uses many reinsurers, both domestic and foreign. There are no concentrations of credit risk associated with reinsurance. Principal reinsurers include Swiss Re of America (formerly North American Reinsurance Corporation), Munich American Assurance Company, General Reinsurance Corporation, ERC Life Reinsurance Corporation, Transamerica Occidental Life and Employers Reinsurance Corporation.


RESERVES

   Applicable insurance laws require the Company's property and casualty segment to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. With respect to life reserves, the reserves are based upon applicable statutory Iowa insurance laws and actuarial analysis determined by independent consulting actuaries.

  The Company's property and casualty segment establishes reserves for reported losses based upon historical experience and upon a case-basis evaluation of the type of loss, knowledge of the circumstances surrounding each loss and the policy provisions relating to the type of loss. The amount of reserves for unreported losses is determined by estimating unreported losses on the basis of historical and statistical information for each line of insurance with respect to the probable number and nature of losses arising from occurrences which have not yet been reported. Established reserves are closely monitored and are adjusted as needed.

  Loss reserves are estimates at a given time of the ultimate amount expected to be paid on incurred losses based on facts and circumstances known when the estimates are made. Reserves are not discounted. The loss settlement period on insurance losses may be many years, and as additional facts regarding individual losses become known, it often becomes necessary to refine and adjust the estimates of liability on a loss. Inflation is implicitly provided for in the reserving function through review of cost trends and historical reserving results and projections of future economic conditions.

   Reserves for loss adjustment expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are established periodically based on historical analysis and management's expectations.

   The limits on risks retained by the Company's property and casualty segment vary by line of business, and risks in excess of the retention limits are reinsured. For the property lines of business, the retention is $1,000,000. For the casualty lines of business, the Company has four retention levels which depend on the accident year of the claim. For losses with an accident year of 1983 or prior, the retention is $225,000. The retention level was raised to $300,000 on all losses in the casualty lines with accident dates of 1984 through 1986. Effective January 1, 1987, the retention was increased to $500,000 on all losses with accident dates of 1987 through 1991. Effective January 1, 1992, the retention was increased to $750,000 on all accident dates of 1992 through 1994. Effective January 1, 1995, the retention was increased to $1,000,000 on all losses in the casualty lines with accident dates of 1995 and later.

    The following table shows the calendar year development of the unpaid losses and loss adjustment expenses of the Company and its property and casualty segment for 1986 through 1995. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.



                                                                Years Ended December 31,
____________________________________________________________________________________________________________________________________
                                                                 (Dollars in thousands)

                            1986      1987     1988       1989       1990       1991       1992       1993       1994        1995
____________________________________________________________________________________________________________________________________
Liability for unpaid
losses and loss          $ 60,779   $71,067   $85,012   $103,607   $113,572   $123,219   $158,825   $170,798   $180,653    $188,700
adjustment expenses
Liability reestimated
as of:
   One year later          58,011    69,417    79,869     96,487    111,804    128,042    154,572    153,691    160,776
   Two years later         58,093    67,948    80,395     96,976    112,390    125,888    148,507    142,572
   Three years later       57,685    68,357    76,698     97,295    111,276    124,428    144,159
   Four years later        58,200    67,322    76,469     95,752    113,898    122,384
   Five years later        57,518    66,735    75,368     96,345    113,703
   Six years later         57,343    66,058    75,257     97,159
   Seven years later       57,423    66,599    75,912
   Eight years later       58,375    67,526
   Nine years later        59,200

   Redundancy
  (deficiency)           $  1,579   $ 3,541    $9,100   $  6,448   $   (131)  $    835   $ 14,666   $ 28,226   $ 19,877
____________________________________________________________________________________________________________________________________

Cumulative amount of
liability paid through:
   One year late         $ 22,589   $23,681   $27,277   $ 37,598   $ 39,497   $ 44,694   $ 54,291   $ 51,550   $ 54,862
   Two years later         33,575    39,028    41,865     56,574     63,589     69,296     84,074     80,246
   Three years later       41,310    46,139    52,551     69,767     77,141     87,052    102,637
   Four years later        44,305    51,404    57,658     76,443     87,627     96,976
   Five years later        46,989    54,061    61,795     82,013     95,059
   Six years later         48,662    56,292    64,912     85,379
   Seven years later       50,054    58,425    67,021
   Eight years later       51,968    60,026
   Nine years later        52,990



INVESTMENTS

  The management of the investment portfolio is handled internally. The Company primarily invests in fixed income securities. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994 and reassessed this position in December, 1995. The Company has classified a majority of its fixed income securities as held-to-maturity. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for discussion of SFAS No. 115.

   Historically, the property and casualty segment has emphasized investments in tax-exempt fixed income securities, but attempts to maintain a balanced portfolio that reflects its changing tax situation, as well as changes in the tax law. Based on the Company's underwriting philosophy and goals, the emphasis toward tax-exempt securities will continue.

   The life insurance segment has emphasized investing in high quality, taxable, fixed income securities (primarily bonds issued by corporations, mortgage pass-through securities and collateralized mortgage obligations ("CMOs")). Investment results for the years indicated are summarized in the following table.


________________________________________________________________________________

                          Average                              Annualized Yield

Years Ended               Invested         Net Investment         on  Average

December 31,              Assets <F1>        Income <F2>        Invested Assets
________________________________________________________________________________
                             (Dollars in Thousands)
________________________________________________________________________________
1995                      $733,608           $53,603                  7.3%
1994                       635,948            46,420                  7.3
1993                       560,442            40,233                  7.2
================================================================================

<F1>  Average of amounts at beginning and end of year.
<F2>  Investment income  after  deduction  of  investment  expenses,  but before applicable income tax.


MARKETING

   The Company markets its products principally through independent agencies. The Company is licensed as a property and casualty insurer in 34 states, primarily in the Midwest and West. Approximately 1,700 independent agencies represent the Company's property and casualty segment. The life insurance subsidiary is licensed in 24 midwestern and western states and is represented by approximately 1,000 independent agencies. The Home Office and branch offices of the Company and the offices of the insurance subsidiaries are staffed with underwriting, claims and marketing representatives, and administrative technicians, all of whom provide support and assistance to the independent agencies.

   In addition, Home Office staff technicians and specialists provide support to the subsidiaries and branch offices as well as to independent agencies. The Company's Home Office also monitors subsidiary and branch offices for overall results and conformity to Company policy through the use of management reports.

In 1995, direct premium writings on a statutory basis by state were as follows.


_________________________________________________________________________________________________________________________
                          Property and Casualty Insurance       Life, Accident and Health Insurance, Including Annuities
_________________________________________________________________________________________________________________________
                                                         (Dollars in Thousands)
_________________________________________________________________________________________________________________________
                                                       Percent                                                Percent

                       Amount                          of Total                 Amount                        of Total
=========================================================================================================================
California            $  9,292                          4.9%                   $    --                           --%
Colorado                10,335                           5.4                     4,323                           5.3
Idaho                    3,030                           1.6                       261                            .3
Illinois                21,091                          11.1                     5,508                           6.8
Iowa                    40,235                          21.2                    35,178                          43.2
Kansas                   7,671                           4.0                     2,041                           2.5
Louisiana               25,127                          13.2                        55                            .1
Minnesota               13,273                           7.0                    13,857                          17.0
Missouri                18,708                           9.8                     3,317                           4.1
Nebraska                13,072                           6.9                     4,833                           5.9
South Dakota             8,778                           4.6                     1,850                           2.3
Wisconsin                6,971                           3.7                     7,409                           9.1
Wyoming                  2,974                           1.6                       346                            .4
Other                    9,475                           5.0                     2,495                           3.0
_________________________________________________________________________________________________________________________
                      $190,032                        100.0%                   $81,473                        100.0%
=========================================================================================================================


   The insurance industry is highly competitive, and the Company competes not only with other stock insurance companies, but also with mutual companies, the underwriters at Lloyds of London and reinsurance reciprocals.

   Since the Company relies heavily on independent agencies, it utilizes a profit sharing contract with the agencies as an incentive to place high quality business with the Company. For 1995, 332 agencies will receive profit sharing commissions of an estimated $5,137,000.

ITEM 2.  PROPERTIES

    The Company owns two buildings in Cedar Rapids, Iowa, which it occupies as its Home Office. One building is a five-story building which is occupied entirely by the Company except for certain tenants on the second floor. The other is an eight-story office building in which the first floor is leased to tenants. The Company occupies the fourth through eighth floors of this building and rents the third floor and an office on the second floor to its subsidiary, United Life Insurance Company. The two buildings are connected with a skywalk.

    The Company owns a small parking lot adjacent to the eight-story building and a parking lot adjacent to the five-story building.

    Lafayette Insurance Company owns one building in New Orleans, Louisiana which serves as its Home Office. The building consists of two floors of office space and a floor of parking, as well as a parking lot located adjacent to the building.

    Management believes that the properties of the Company are adequate for conducting its business.

ITEM 3.   LEGAL PROCEEDINGS

    The registrant has no pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

    The Company's Common Stock is traded in the over-the-counter market under the NASDAQ symbol UFCS. On March 1, 1996, there were 948 holders of record of the Company's Common Stock. The following table sets forth, for the calendar periods indicated, the high and low bid quotations for the Common Stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

    The Company's policy has been to pay quarterly cash dividends and the Company intends to continue that policy. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. The Company has paid dividends every quarter since March, 1968.

    State law permits the payment of dividends only from statutory accumulated earned profits arising from business. The Company's subsidiaries are also subject to state law restrictions on dividends. See Note 7 in the Notes to Consolidated Financial Statements.


________________________________________________________________________________
                              Share Price                          Cash
                           High          Low                Dividends Declared
________________________________________________________________________________
1995
Quarter Ended
   March 31                   $ 19 3/8        $ 18 1/8          $ .133
   June 30                      19 1/2          18 1/8            .133
   September 30                 24 5/8          22 1/8            .133
   December 31                  29 1/8          23 7/8            .150

1994
Quarter Ended
   March 31                   $ 19 1/2         $16              $ .120
   June 30                      18 7/8          17 3/8            .120
   September 30                 18 1/4          17 1/2            .120
   December 31                  19 7/8          18 1/8            .133

________________________________________________________________________________


Share   prices  and  cash   dividends   declared  per  common  share  have  been
retroactively restated for additional shares issued as a result of a three for two stock split to stockholders of record as of December 18, 1995.

ITEM 6.   SELECTED FINANCIAL DATA


_____________________________________________________________________________________________
                                                        Years Ended December 31,
_____________________________________________________________________________________________
                                              (Dollars in thousands except per share data)
                                           1995       1994       1993       1992       1991
_____________________________________________________________________________________________
Total assets                           $943,106   $828,126   $733,020   $644,394   $510,624

Operating revenues
   Premiums earned                      207,528    184,748    174,137    170,434    154,127
   Investment income, net                53,603     46,420     40,233     36,312     28,811
   Realized investment gains              1,698        796      1,860      3,133      1,208
   Other income                           1,761      1,881      1,713      1,387      1,257

Cumulative effect of change in
accounting principles, net of
applicable income taxes                      --         --         --         --       (656)

Net income                               28,803     22,521     18,645      1,702     15,040

Net income per common share
   Income before cumulative effect of
   change in accounting principles         2.66       2.08       1.72        .16       1.45

   Cumulative effect of change in
   accounting principles,  net of
   applicable income taxes                   --         --         --         --       (.06)
_____________________________________________________________________________________________

Net income per common share                2.66       2.08       1.72        .16       1.39

Cash dividends declared
per common share                            .55        .49        .45        .43        .39
=============================================================================================


   Net income per common share and cash dividends declared per common share have been retroactively restated for additional shares issued as a result of a three for two stock split to stockholders of record as of December 18, 1995.

    The selected financial data herein has been derived from the financial statements of the Company and its subsidiaries. The data should be read in conjunction with "The Chairman's Report," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes.

[A bar graph displaying net income per common share and dividends for the five years ended December 31, 1995.]


NET INCOME PER COMMON SHARE

               Net Income Per
               Common Share        Dividends

1991               1.39               .39
1992                .16               .43
1993               1.72               .45
1994               2.08               .49
1995               2.66               .55


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSETS

   The Company's fixed income portfolio grew by 14% in 1995, when compared to 1994. As it has in the past, the Company continues to invest primarily in investment grade securities, and it is the Company's intention to hold a majority of its fixed income securities to maturity. The portion of the portfolio that was investment grade (defined by the National Association of Insurance Commissioners - Securities Valuation Office and issued with NAIC code class 1 or class 2), as of December 31, 1995 and 1994, was 94% and 92%, respectively, for the property and casualty segment, and 92% in both years for the life segment.

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"), the Company is required to classify its investments in debt and equity securities into one of three categories: 1) held-to-maturity 2)
available-for-sale and 3) trading (the Company has no trading securities). In the fourth quarter of 1995, concurrent with its adoption of the implementation guide on SFAS No. 115, the Financial Accounting Standards Board allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. Though the Company primarily utilizes a buy and hold philosophy for all securities (we are long-term investors), we did use the opportunity under this one-time reassessment to reclassify $79,131,000 in securities from held-to-maturity to the available-for-sale category. In connection with this reclassification, gross unrealized gains of $5,145,000 and gross unrealized losses of $908,000 were recorded in available-for-sale securities and in stockholders' equity.

   Approximately 31% of the fixed income portfolio is collateralized mortgage obligations ("CMOs"), compared to 28% at December 31, 1994. The Company's ongoing review of the fixed income market has shown that for asset and credit quality, CMOs still offer the best yield available. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven- to- twelve- year range. The Company also monitors the FLUX ratios of the CMOs it is purchasing, looking to add less volatile positions to its portfolio. FLUX measures cashflow variability about a predefined set of interest rate scenarios.

   The Company also invests in readily marketable common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks. Unrealized appreciation on available-for-sale fixed maturities, stocks and other long-term investments, net of applicable income taxes, increased between 1995 and 1994 by $15,273,000.

   The Company's short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities are utilized to meet anticipated short-term cash requirements. In addition, the Company also maintains a $5 million line of credit with a local bank. In 1995, short-term investments increased from $9,954,000 to $21,530,000, as the Company increased the liquidity of its life insurance subsidiary to meet an anticipated withdrawal of a block of single premium business.

   Most of the cash that the Company receives is generated from insurance premiums paid by policyholders. The premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Accounts receivable are balances due from property and casualty insurance agents and brokers for premiums written, net of commissions. In 1995, this asset grew by $4,756,000 or 14%. Increased premium writings and continued utilization by insureds of the Company's deferred billing plan contributed to this growth.

   Under generally accepted accounting principles ("GAAP"), the Company is allowed to establish an asset called deferred policy acquisition costs ("DAC") for expenses such as commissions, premium taxes and policy issue expenses associated with underwriting premiums. The asset is then amortized over the lives of the respective policy terms to attain a matching of expenses to revenue. As premium volume increases, the resulting deferrable expenses also increase, which was the case in 1995.

   Reinsurance receivables are loss and expense payments and ceded reserves that are due the Company from reinsurers. The balance in this asset decreased by $8,226,000 or 34% in 1995, when compared to 1994. In 1994, the Company had reinsurance receivables related to the Northridge earthquake and $4,413,000 in the reinsurance receivables related to a claim issued against the Company, which was settled favorably in March, 1995. The Company does not anticipate collection problems with regard to any of its reinsurance receivables.

LIABILITIES

   The property and casualty segment's gross reserves before ceded reinsurance for losses and settlement expenses decreased $209,000 between 1995 and 1994. While 1995 produced a record number of hurricanes, the Company did not have much exposure related to any of these storms. Gross reserves remaining on the Northridge earthquake were $3,733,000 as of December 31, 1995, compared to $8,341,000 at December 31, 1994.

   The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure. The one assumed reinsurance contract with a significant known environmental exposure was commuted with a complete release of further liability during 1994.

   The increase in the liability for future policy benefits and interest on policyholders' accounts grew in 1995 when compared to 1994 due to the addition of new premiums and growth in existing account balances.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1995,

COMPARED TO YEAR ENDED DECEMBER 31, 1994

PROPERTY AND CASUALTY OPERATIONS

   The Company's property and casualty segment reported record operating earnings of $30,718,000 in 1995, compared to $22,922,000 in 1994. Premiums earned increased 11%, or $19,142,000. Much of the growth was direct business concentrated in four midwestern states. In addition, the Company has had to pay less for its ceded protection due to a decrease in ceded premium rates.

   Loss and loss adjustment expenses increased 9% over 1994. An absence of significant exposure to 1995 catastrophes and a reduction in loss expenses have contributed to the Company's favorable results. Gross losses incurred related to the Northridge earthquake were $3,847,000 in 1995, compared to $10,342,000 in 1994. Ceded losses incurred related to this catastrophe were $3,005,000 in 1995, compared to $4,319,000 in 1994. Gross incurred on other catastrophe losses for the years ending 1995, 1994 and 1993 were $10,089,000, $5,784,000 and
$13,876,000 respectively. Ceded incurred on all other catastrophes for the years ending 1995, 1994 and 1993 were $114,000, $(17,000) and $158,000, respectively.

   The increase in the property and casualty segments' other underwriting expenses, (including amortization of deferred acquisition costs) of $4,904,000 or 9% resulted primarily from an increase in commissions paid to our agents, due to the increase in premium writings.

LIFE OPERATIONS

   The increase of $3,743,000 in premiums earned is comprised mainly of a $1,181,000 increase in collected traditional life premiums and a $1,479,000 increase in collected credit premiums. During 1995, we increased our anticipated future lapses and wrote off $1,300,000 of deferred acquisition costs due to the withdrawal of one block of universal life business totaling $15,559,000 in the first two months of 1996.

   Interest credited increased $3,468,000 due to an increase in total universal life and annuity balances from an average of $281,000,000 during 1994 to $322,000,000 during 1995. Note that the interest credited increased by around 20%, while total average assets increased by only 15%. The balance of the increase was due to higher rates credited during 1995.


INVESTMENT RESULTS

   Investment income rose 15% in 1995, over 1994, which is largely attributable to a growing fixed income portfolio. The Company's investment yield was a consistent 7% for 1995, 1994 and 1993. Realized gains increased by $902,000, most of which was due to the sale of an available-for-sale preferred stock holding.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1994,

COMPARED TO YEAR ENDED DECEMBER 31, 1993

  The Company's net premiums earned were increasing at a moderate rate. A soft market in the workers' compensation and personal auto lines presented challenges to the Company and the insurance industry as a whole. The Company believed that continued refinement in pricing, classification and exposure assessment would be the key to profitable results in these lines of business. Investment income rose 15.4% in 1994, over 1993, which was attributable to a larger fixed maturity portfolio. The Company's realized gains decreased by $1,064,000. Fixed maturity calls were prevalent in 1993, when interest rates were declining. Increasing interest rates in 1994 reduced the number of calls and resulting investment gains.

   The Company's major losses in 1994 included three large fire losses, two large commercial auto liability losses, and losses related to the Los Angeles Northridge earthquake. Gross losses related to Hurricane Andrew tapered off to $369,000 from $6,643,000 in 1993 and $23,522,000 in 1992. Gross losses related to the Northridge earthquake were $10,342,000 in 1994. Gross incurred on other catastrophe losses for the years ending 1994, 1993 and 1992 were $5,042,000, $7,233,000, and $8,520,000, respectively. Ceded incurred on Hurricane Andrew losses for the years ending 1994, 1993 and 1992 were $(4,000), $(30,000) and $8,644,000, respectively. Ceded incurred on the Northridge earthquake losses were $4,319,000 in 1994. Ceded incurred on all other catastrophes for the years ending 1994, 1993 and 1992 were $(13,000), $188,000 and $124,000, respectively.

   The increase in other underwriting expenses of $3,798,000 or 15.5% resulted primarily from an increase in commissions paid to our agents. In addition, prior to 1994, the Company purchased its health insurance from its subsidiary (United Life Insurance Company) and the applicable premium revenue and insurance expense was eliminated in the consolidation process. At December 31, 1993, $1,481,000 of other underwriting expenses were eliminated. In 1994, the Company began self-insuring its employee health insurance and no elimination was necessary.

   The increase in the liability for future policy benefits and interest on policyholders' accounts grew in 1994 when compared to 1993 due to the addition of new premiums and growth in existing account balances.


INSURANCE REGULATION

     The Company is required by the National Association of Insurance Commissioners ("NAIC") and governing state insurance departments to calculate a risk-based capital formula. This calculation establishes minimum capital requirements based on an individual company's insurance risk. The results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1995 and 1994, the property and casualty segments and the life segment each had adjusted capital well in excess of the required capital levels.

   The Company is not aware of any current recommendations by the NAIC or other regulatory authorities in the states in which the Company conducts business which, if or when implemented, would have a material effect on the Company's liquidity, capital resources or operations.


CHAIRMAN'S REPORT

    It has been said that good profits do not need much explanation, only losses and disappointing results require long-winded letters from the Chairman. By that criteria, this should be one of the shortest Chairman's Reports you receive this year, for your Company had a very good year earning a record $28,803,000 or $2.66 per share adjusted for the three for two stock split effective December 18, 1995. 1995 earnings exceeded 1994's, which was also a record year, by 28%. Stockholders' equity now exceeds two hundred million dollars and the book value of your shares as of December 31 was $19.28 per share.

    In 1996, your Company will celebrate its fiftieth anniversary and while in this report we do not intend to dwell on nostalgia or ancient history (there may be some old photographs but no baby pictures), we would like to tell you a little about what your Company and its people have been doing to prepare the United Fire Group for its second half century.

    Organizationally, wherever it is appropriate, work units have been arranged into teams to improve service to our customers, accountability of the individuals and create more interesting and challenging jobs. As a result, we have been able to cultivate a good team spirit and morale has never been higher. We believe the staff is as professional and competent as it has ever been.

    Good progress continues to be made in upgrading our data processing systems for the twenty-first century. Early this year we introduced a new claims processing system that was developed in-house and is fully integrated into our other systems. Our commercial lines policy processing is now nearly completely automated and a contract has been let and work is progressing on completely revising our personal lines systems which are antiquated and lack flexibility. A pilot project in which selected agencies are "on-line" to our main-frame computer is under way. Ultimately, our goal is to have the capability to upload from and download to the agent's computer in his office and process most normal routine transactions paperlessly.

    1995's earnings were driven by the outstanding underwriting results of our property and casualty operations where our statutory combined ratio (i.e. losses incurred to premiums earned, plus expenses incurred to premiums written) improved nearly two points to 96% and premiums written increased 12% to $198,000,000 producing a return on equity of 18%. For the industry as a whole it is estimated that the combined ratio was 107% and written premiums increased only 4%. Even though there were a record number of named hurricanes in 1995 the insured losses were not substantial and your Company survived relatively unscathed. Loss experience improved for a number of lines with surety, workers' compensation, other liability and reinsurance producing outstanding results. The commercial property lines continue to be profitable. The development gain on prior year's loss reserves increased 16% to $20,000,000.

    Life insurance earnings increased 26% to $7,332,000, producing a return on equity of 8%. Statutory premiums increased 22% to $80,000,000, of which $55,000,000 were annuities. Primarily because of the growth in its annuity business, United Life Insurance Company's assets increased $73,000,000 to $484,000,000. To maintain its leverage at an acceptable level United Fire & Casualty Company contributed an additional $10,000,000 to its surplus.

    A substantial portion of our life insurance assets are invested in collateralized mortgage obligations ("CMOs") and other mortgage-backed securities. In purchasing these types of securities particular attention is paid to the characteristics of the underlying mortgages, their age, maturity, coupon, geographical location, etc. Generally speaking less can go wrong with a 15- year mortgage than a 30-year one and a 10-year mortgage is better still. As we have tracked the performance of these securities we have found they have performed about as we anticipated and provided a return sufficient for us to provide our policyholders a reasonable return on their money. Yet because of the controversy these securities have generated and pressure from some of the rating agencies, several life insurance companies have over the past year sold or substantially reduced their holdings of them even when it meant selling into a weak market. We have never understood this lemming-like approach to investing; selling on bad news rarely makes good sense.

    During the year the Lafayette had an opportunity to substantially expand its business in Mississippi and Arkansas transforming it into the regional insurer we had always envisioned. The business we are picking up is principally personal lines, seasoned and with good experience. With our commercial lines underwriting capabilities we believe it offers a good base for future growth. No, we are not going to insure the Madison Guaranty Savings & Loan and, yes, we realize that there may be an abundance of unemployed attorneys in Little Rock next year. Some of them may even decide to go straight and take up selling insurance.

    Last year when we reported on the Lafayette's 125th anniversary we mentioned a fine old southern gentleman, George Wegmann. Mr. George died on January 26, 1996.

    With the Addison Farmers' hiring of a field underwriter located in Franklin, Indiana we are also expanding into that state. Indiana should be a good state for your Company and some of the domestic companies no longer seem as invincible as they once did.

    Direct and assumed fidelity and surety premiums increased 8% to $17,000,000 solidifying your Company's position as a major writer of contract bonds in our territory. Mike Hansen and his staff continue to strive to give excellent service and the results speak for themselves.

    On December 1 our Lincoln regional office moved into newly remodeled quarters at 1314 "O" Street with all new furniture. Since acquiring the Protective Fire & Casualty Co. in 1981 our Lincoln offices have been in their old building which was a converted night club. Finally, old age and the ADA made a move a necessity. If you are in the vicinity we invite you to stop in and see our new quarters. We know "Spike" Hulit and his staff would be pleased to meet you and show off their new offices. Oh, incidentally, we sold the old building at a profit within a week after moving out.

    Readers of previous reports will be aware of the importance we attach to the success of your Company in Iowa, our back yard. Last year business was good for your Company in Iowa with total statutory premiums, property, casualty, life, accident and health including annuities increasing 20% to $75,000,000.

    $2,700,000 of the increase in stockholders' equity is an accounting trick. Two years ago the powers that be in the accounting world decreed an intellectual mish-mash called SFAS No. 115. It proclaimed that henceforth all debt securities, like Gaul, would be divided into three parts, held-to-maturity, available-for-sale and trading. Your Company, taking what we assumed was the most conservative approach at the time, classified nearly all of its bonds as held-to-maturity. Last fall Caesar came to the conclusion it wasn't working (it wasn't, it was a mess), called "olly, olly, oxen free!" and let everyone go back to square one and start all over again. That gave every one a chance to rearrange their hands, we did, reclassifying about $80,000,000 as available-for-sale, and hence the gain; it increased book value by $.25 per share.

    One of our problems with the whole affair is that the underlying decision was a subjective one that most readers of financial statements are not aware of nor appreciate the importance. Another troubling aspect of many of these recent "Accounting Principles" is that their effect is the introduction of more and more "soft numbers" into the financial statements that can easily be manipulated if management is so inclined.

    For the third consecutive year, your Company was named one of the 50 outstanding property and casualty companies by Ward Financial Group, a firm of financial consultants specializing in the insurance business. One of the reasons we prize this recognition so highly is the other companies on the list. We are pleased to be able to count among our peers organizations like the Cincinnati and the St. Paul.

    At its meeting on February 16, 1996, your Board of Directors appointed Jack Evans, President of the Hall Foundation of Cedar Rapids, Iowa. Prior to joining the Hall Foundation, Mr. Evans had been President of Securities Corporation of Iowa. One of my goals has been the transformation of your Board into an "outside board" and while we still have two retired officers of the Company on its Board, your chairman is now the only active company officer on the Board.

    On December 8, 1995, your Board of Directors voted to pay a 50% stock dividend in the form of a three for two stock split for the second time in two years (please don't assume this will become an annual affair) and at the same time voted to increase the cash dividend 12.5 % to 15 cents on the new shares. Both were payable January 5, 1996. This is the eighth time since 1971 that your Company has split its shares and all but one of these was a three for two stock split.

    Your Company's policy has been to pay between one-fourth and one-third of our earnings to our stockholders in dividends which we feel is being very prudent, even though we have been criticized by one of the rating agencies for paying out too much in dividends. Over the past six years the actual payout has ranged between 21 and 31 percent of the preceding year's earnings except in 1993 when the preceding year's earnings had been devastated by Hurricane Andrew.

    While we, of course, have no idea as to whether or not 1996 will be another record year for earnings it appears that your Company has achieved a new earnings plateau on which to build and that probably by the close of 1996 the assets of the Company my father mortgaged his home fifty years ago to help to finance will exceed one billion dollars. More importantly, you have one of the best teams working for you any insurance investor has.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF UNITED FIRE & CASUALTY COMPANY:

  We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data (Schedule III - Supplementary insurance information, Schedule IV - Reinsurance, and VI - Supplemental information concerning property and casualty insurance operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                         /s/ Arthur Andersen LLP
                                                         Arthur Andersen LLP
                                                         Chicago, Illinois
                                                         February 22, 1996


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
_______________________________________________________________________________________________________
                                                                          (Dollars in Thousands)
_______________________________________________________________________________________________________
ASSETS                                                                               1995        1994
_______________________________________________________________________________________________________
INVESTMENTS (Notes 2 and 3)
  Fixed maturities
    Held-to-maturity, at amortized cost (market value $617,915 in 1995 and
    $569,380 in 1994)                                                            $589,687    $591,712
    Available-for-sale, at market (cost $80,464 in 1995 and $1,794 in 1994)        84,707       1,926
  Equity securities (cost $25,558 in 1995 and $24,914 in 1994                      75,678      56,197
  Mortgage loans                                                                    3,041       3,120
  Policy loans                                                                      7,163       6,802
  Other long-term investments (cost $7,563 in 1995 and $6,557 in 1994)              8,627       7,072
  Short-term investments                                                           21,530       9,954
_______________________________________________________________________________________________________
                                                                                  790,433     676,783

CASH AND CASH EQUIVALENTS                                                           6,998      10,255
ACCRUED INVESTMENT INCOME (Note 3)                                                 11,517      10,411
ACCOUNTS RECEIVABLE (net of allowance for doubtful accounts of $282, in 1995
and $183 in 1994)                                                                  38,620      33,864
DEFERRED POLICY ACQUISITION COSTS                                                  52,670      47,545
PROPERTY AND EQUIPMENT, primarily land and buildings, at cost, less accumulated
depreciation of $13,253 in 1995 and $12,181 in 1994)                               13,252      12,738
REINSURANCE RECEIVABLES (Note 5)                                                   15,996      24,222
PREPAID REINSURANCE PREMIUMS                                                        3,865       3,034
INTANGIBLES                                                                         1,589       1,882
INCOME TAXES RECEIVABLE (Note 8)                                                    1,005          --
OTHER ASSETS                                                                        7,161       7,392
_______________________________________________________________________________________________________
TOTAL ASSETS                                                                     $943,106    $828,126
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
_______________________________________________________________________________________________________
LIABILITIES
  Future policy benefits and losses, claims and settlement
  expenses (Notes 5 and 6)
   Property and casualty insurance                                               $203,702    $203,911
   Life insurance (Note 3)                                                        393,603     344,096
  Unearned premiums                                                                97,025      83,450
  Accrued expenses and other liabilities                                           23,376      19,805
  Employee benefit obligations (Note 9)                                             5,693       4,886
  Income taxes payable (Note 8)                                                        --         826
  Deferred income taxes (Note 8)                                                   10,954         499
_______________________________________________________________________________________________________
TOTAL LIABILITIES                                                                $734,353    $657,473
_______________________________________________________________________________________________________
STOCKHOLDERS' EQUITY
 Common stock, $3.33 1/3 par value; authorized 20,000,000 shares; (Note 12)
 10,829,461 shares issued and outstanding in 1995
 10,829,706 shares issued and outstanding in 1994                                $ 36,098    $ 24,066
 Additional paid-in capital                                                        12,031      12,049
 Retained earnings (Note 7)                                                       124,430     113,617
 Net unrealized appreciation, net of applicable income taxes of $19,232 in 1995
 and $11,009 in 1994 (Note 2)                                                      36,194      20,921
_______________________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                       $208,753    $170,653
_______________________________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $943,106    $828,126
=======================================================================================================
The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
________________________________________________________________________________________________
                                                                    (Dollars in Thousands)
________________________________________________________________________________________________
                                                             1995           1994           1993
________________________________________________________________________________________________
Revenues
  Premiums earned (Note 5)                               $207,528       $184,748       $174,137
  Investment income, net (Note 2)                          53,603         46,420         40,233
  Realized investment gains (Note 2)                        1,698            796          1,860
  Commission and policy fee income                          1,761          1,881          1,713
________________________________________________________________________________________________
                                                          264,590        233,845        217,943
________________________________________________________________________________________________
Benefits, Losses and Expenses
  Losses and settlement expenses                          125,548        115,558        118,625
  Increase in liability for future policy benefits          7,695          6,804          4,242
  Amortization of deferred policy acquisition costs        47,163         37,364         33,405
  Other underwriting expenses                              25,606         28,310         24,513
  Interest on policyholders' accounts                      20,528         17,060         15,006
________________________________________________________________________________________________
                                                          226,540        205,096        195,791
________________________________________________________________________________________________
  Income before income taxes                               38,050         28,749         22,152
  Federal income taxes (Note 8)                             9,247          6,228          3,507
________________________________________________________________________________________________
  Net Income                                              $28,803        $22,521        $18,645
================================================================================================
  Net Income per common share (Note 12)                   $  2.66        $  2.08        $  1.72
================================================================================================
Weighted average common shares outstanding (Note 12)   10,829,606     10,829,706     10,829,706
================================================================================================
Cash dividends declared per common share (Note 12)        $   .55        $   .49        $   .45
================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

_______________________________________________________________________________________________________________
                                                      (Dollars in Thousands)
_______________________________________________________________________________________________________________

                                               Additional                         Net
                                   Common        Paid-In       Retained         Unrealized
                                    Stock        Capital       Earnings        Appreciation         Total
_______________________________________________________________________________________________________________
Balance, December 31, 1992          $16,045       $12,049       $ 90,725              $20,574        $139,393
  Net income                             --            --         18,645                   --          18,645
  Cash dividend declared on
  common stock, $.45 per share           --            --         (4,910)                  --          (4,910)
  Change in net unrealized
  appreciation, net of
  applicable income taxes                --            --             --                1,464           1,464
_______________________________________________________________________________________________________________
Balance, December 31, 1993          $16,045       $12,049       $104,460              $22,038        $154,592
  Net income                             --            --         22,521                   --          22,521
  Cash dividend declared on
  common stock, $.49 per share           --            --         (5,343)                  --          (5,343)
  Change in net unrealized
  appreciation, net of
  applicable income taxes                --            --             --               (1,117)         (1,117)
  Three for two stock split
  (Note 12)                           8,021            --         (8,021)                  --              --
_______________________________________________________________________________________________________________
Balance, December 31, 1994          $24,066       $12,049       $113,617              $20,921        $170,653
  Net income                             --            --         28,803                   --          28,803
  Cash dividend declared on
  common stock, $.55 per share           --            --         (5,957)                  --          (5,957)
  Change in net unrealized
  appreciation, net of
  applicable income taxes                --            --             --               15,273          15,273
  Three for two stock split
  (Note 12)                          12,033            --        (12,033)                  --              --
  Purchase and retirement of
  372 shares of common stock             (1)          (18)            --                   --             (19)
_______________________________________________________________________________________________________________
Balance, December 31, 1995          $36,098       $12,031       $124,430              $36,194        $208,753
===============================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
_________________________________________________________________________________________________________________
                                                                                  (Dollars in Thousands)
_________________________________________________________________________________________________________________
                                                                        1995             1994              1993
_________________________________________________________________________________________________________________
Cash Flows From Operating Activities
Net income                                                          $ 28,803         $ 22,521         $  18,645
_________________________________________________________________________________________________________________
Adjustments to reconcile net income to net cash
provided by operating activities
  Net bond discount accretion                                         (1,244)            (357)             (553)
  Depreciation and amortization                                        1,229            2,115               899
  Realized investment gains                                           (1,698)            (796)           (1,860)
  Changes in:
      Accrued investment income                                       (1,106)            (243)             (546)
      Accounts receivable                                             (4,756)          (3,001)           (2,580)
      Deferred policy acquisition costs                               (5,125)          (4,894)           (4,572)
      Reinsurance receivables                                          8,226           (8,773)              815
      Prepaid reinsurance premiums                                      (831)            (567)            1,553
      Income taxes receivable/payable                                 (1,831)           1,047               485
      Other assets                                                       231              258            (1,043)
      Future policy benefits and losses,
        claims and settlement expenses                                 7,430           26,425            16,950
      Unearned premiums                                               13,575            9,538             3,367
      Accrued expenses and other liabilities                           3,391            1,517             1,821
      Employee benefit obligations                                       807            1,199               811
      Deferred income taxes                                            2,232              (70)             (961)
_________________________________________________________________________________________________________________
  Total adjustments                                                 $ 20,530         $ 23,398          $ 14,586
_________________________________________________________________________________________________________________
  Net cash provided by operating activities                         $ 49,333         $ 45,919          $ 33,231
_________________________________________________________________________________________________________________
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments               $ 1,344          $   246            $   --
  Proceeds from call and maturity of held-to-maturity investments     33,154           51,054           116,807
  Proceeds from call and maturity of available-for-sale investments    3,313            1,956                --
  Proceeds from sale of other investments                              2,593           18,296            20,490
  Purchase of investments held-to-maturity                          (108,582)        (124,050)         (196,123)
  Purchase of investments available-for-sale                          (3,793)            (957)               --
  Purchase of other investments                                      (15,456)         (28,524)           (7,356)
  Proceeds from sale of property and equipment                         2,133              381             2,158
  Purchase of property and equipment                                  (3,368)          (2,382)           (2,036)
_________________________________________________________________________________________________________________
  Net cash used in investing activities                             $(88,662)        $(83,980)         $(66,060)
_________________________________________________________________________________________________________________
Cash Flows From Financing Activities
  Policyholders' account balances
    Deposits to investment and universal life type contracts        $ 87,041         $ 72,680          $ 73,616
    Withdrawals from investment and universal life type contracts    (45,173)         (32,869)          (23,028)
  Purchase and retirement of common stock                                (19)              --                --
  Payment of cash dividends                                           (5,777)          (5,198)           (4,813)
_________________________________________________________________________________________________________________
  Net cash provided by financing activities                         $ 36,072         $ 34,613          $ 45,775
_________________________________________________________________________________________________________________
Increase (Decrease) in Cash and Cash Equivalents                      (3,257)        $ (3,448)         $ 12,946
Cash and Cash Equivalents at Beginning of Year                        10,255           13,703               757
_________________________________________________________________________________________________________________
Cash and Cash Equivalents at End of Year                            $  6,998         $ 10,255          $ 13,703
=================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.
SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS,
PRINCIPLES OF CONSOLIDATION AND BASIS OF REPORTING

  United Fire & Casualty Company and its insurance subsidiaries (the "Company") are engaged in the business of property and casualty insurance and life insurance.

  The Company and its property and casualty subsidiaries market most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,700 independent agencies and brokers in 34 states, with 64% of the Company's direct premiums originating in seven Midwestern states in 1995.

  United Life Insurance Company underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through independent agencies.

  The accompanying consolidated financial statements include United Fire & Casualty Company and its wholly owned subsidiaries, United Life Insurance
Company, Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Farmers' Insurance Company, Addison Insurance Agency and Crabtree Premium Finance Company. All material intercompany items have been eliminated in consolidation.

  The Consolidated Financial Statements have been prepared on the basis of generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 1995 financial statement presentation.

PROPERTY AND CASUALTY OPERATIONS

  Premiums are reflected in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in force.

  Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses, and certain other costs expected to be incurred as the premium is earned.

  Unpaid losses and settlement expenses are based on estimates of reported and unreported claims and related settlement expenses. While management believes the reserve for claims and settlement expenses is adequate, the reserve is continually reviewed and as adjustments become necessary, they are reflected in current operations.

LIFE OPERATIONS

  On traditional business, premiums are reported as earned when due, and benefits and expenses are associated with premium income so as to result in the recognition of profits over the lives of the related contracts. On universal life and annuity (nontraditional) business, income and expenses are reported as charged and credited to policyholder account balances through the use of the retrospective deposit method. This method results in the recognition of profits over the lives of the related contracts. These associations are accomplished by means of the provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs.

  The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred and are being amortized to income over the premium paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross margins to the expected total gross margins. The expected premium revenue and gross margins are based upon the same mortality and withdrawal assumptions used in determining future policy benefits.

  Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 4.5% to 8.0% and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon statutory reserves.

  Policy claim liabilities are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change in the near term.

  The Company expects to realize a spread of approximately 1.5% between interest earned and interest credited on its Universal Life Plans and deferred annuities, for which the liability is equal to total policy account values plus deferred front-end loads.

INVESTMENTS

  Investments in held-to-maturity fixed maturities are recorded at amortized cost. The Company has the ability and intent to hold these investments until maturity. If, however, a permanent impairment occurs in a security, the Company writes the security down to the new value. Available-for-sale fixed maturities, equity securities and other long-term investments are recorded at fair value. Mortgage loans are recorded at the unpaid balance amount. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 1995 and 1994 are securities on deposit with various regulatory authorities as required by law with carrying values of $434,605,000 and $373,432,000, respectively.

  Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation resulting from available-for-sale fixed maturities, equity securities and other long-term investments, are reported as direct increases or decreases in stockholders' equity, less applicable income taxes.

CASH AND CASH EQUIVALENTS

  For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid during 1995, 1994 and 1993 were $8,801,000, $5,784,000, and $3,503,000, respectively. The Company paid $532,000 in interest on Federal income taxes in 1994. There were no other significant payments of interest other than interest credited on policyholders' accounts in 1995, 1994 or 1993.

PROPERTY, EQUIPMENT AND DEPRECIATION

  Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets.

AMORTIZATION OF INTANGIBLES

  Intangibles, including goodwill and agency relationships, are being amortized by the straight-line method over periods of up to twenty-eight years.

INCOME TAXES

  The Company accounts for income taxes under Statement of financial Accounting Standard ("SFAS") No. 109. The Company files a consolidated Federal income tax return.

BENEFIT PLANS

  The Company has a defined benefit pension plan covering substantially all employees. Under the plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. It is the Company's policy to fund the plan on a current basis to the extent deductible under existing tax regulations.

  The Company has a defined benefit postretirement health care plan that covers substantially all full-time employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from the Company after reaching age 59 1/2 with ten or more years of service and were a member of the group medical plan for ten consecutive years. The plan is contributory, with retiree contributions adjusted annually.

ACCOUNTING CHANGES

  Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The statement requires that those investments be classified into the following three categories: 1) debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt securities and marketable equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Pursuant to the adoption of an implementation guide on SFAS No. 115, the Company has reclassed a portion of its held-to-maturity securities to the available-for-sale portfolio. Gross unrealized gains and losses were recorded in available-for-sale securities. See
Note 2 for discussion of the reclassification.

  Effective December 31, 1994, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS No. 119 expands disclosure requirements concerning derivative investments, including whether investments are held for trading or other purposes, such as hedging. The Company does not own any derivative investments as defined by SFAS No. 119, and therefore is not subject to the expanded disclosure requirements.

NOTE 2.
SUMMARY OF INVESTMENTS

  In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the Financial Accounting Standards Board allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one-time reassessment to reclassify $79,131,000 in securities from held-to-maturity to the available-for-sale portfolio. In connection with this reclassification, gross unrealized gains of $5,145,000 and gross unrealized losses of $908,000 were recorded in available-for-sale securities and in stockholders' equity.

  Approximately 31% of the fixed maturity portfolio is collateralized mortgage obligations ("CMOs"), compared to 28% at December 31, 1994. The Company's ongoing review of the fixed income market has shown that for asset and credit quality, CMOs still offer the best yield available. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven- to- twelve- year range.

  A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of December 31, 1995 and 1994 is as follows.


_________________________________________________________________________________________________________________
                                              (Dollars in thousands)
_________________________________________________________________________________________________________________
YEAR ENDED DECEMBER 31, 1995                                         Gross            Gross
                                                   Amortized       Unrealized       Unrealized        Fair
TYPE OF INVESTMENT                                   Cost         Appreciation     Depreciation       Value
_________________________________________________________________________________________________________________
HELD-TO-MATURITY
Fixed Maturities
  Bonds
   United States
   Government, government agencies and
   authorities
    Collateralized mortgage obligations ("CMOs")     $ 27,751             463           $  183         $28,031
    Mortgage-backed securities                         28,141           2,394               --          30,535
    All others                                          4,075             451                2           4,524
  States, municipalities and political subdivisions   183,924          11,355              312         194,967
   Foreign                                              6,856             535               --           7,391
   Public utilities                                    52,178             653              509          52,322
   Corporate bonds
    Collateralized mortgage obligations ("CMOs")       98,900           2,580              847         100,633
    All other corporate bonds                         187,862          12,124              474         199,512
_________________________________________________________________________________________________________________
Total held-to-maturity                               $589,687         $30,555           $2,327        $617,915
=================================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
  Bonds
   United States
   Government, government agencies and
   authorities
    Collateralized mortgage obligations ("CMOs")      67,976          $ 4,626           $   85       $ 72,517
    Mortgage-backed securities                            70                5               --             75
    All others                                           331                8                1            338
   Public utilities                                      206               --                7            199
   Corporate bonds
    Collateralized mortgage obligations ("CMOs")      11,173              500              822         10,851
    All other corporate bonds                            708               23                4            727
________________________________________________________________________________________________________________
   Total available-for-sale fixed maturities        $ 80,464          $ 5,162           $  919       $ 84,707
________________________________________________________________________________________________________________
Equity securities
  Common stocks
   Public utilities                                 $  3,561          $ 5,093           $   --       $  8,654
   Banks, trust and insurance companies               11,964           30,142              102         42,004
   All other common stocks                             9,183           15,328              304         24,207
  Nonredeemable preferred stocks                         850                1               38            813
________________________________________________________________________________________________________________
  Total equity securities                           $ 25,558          $50,564           $  444       $ 75,678
________________________________________________________________________________________________________________
Total available-for-sale                            $106,022          $55,726           $1,363       $160,385
================================================================================================================
Other long-term investments                         $  7,563          $ 1,215           $  151       $  8,627
================================================================================================================



________________________________________________________________________________________________________________
                                                                     (Dollars in thousands)
________________________________________________________________________________________________________________
YEAR ENDED DECEMBER 31, 1994                                         Gross            Gross
                                                   Amortized       Unrealized       Unrealized       Fair
TYPE OF INVESTMENT                                   Cost         Appreciation     Depreciation      Value
________________________________________________________________________________________________________________
HELD-TO-MATURITY
Fixed Maturities
  Bonds
   United States
   Government, government agencies and
   authorities
    Collateralized mortgage obligations ("CMOs")     $ 77,496           $   72         $ 9,159       $ 68,409
    Mortgage-backed securities                         32,998            1,051             292         33,757
    All others                                          5,238              174             297          5,115
  States, municipalities and political1 subdivisions   73,546            5,540           2,873        176,213
   Foreign                                              4,528               --             224          4,304
   Public utilities                                    38,598               73           4,385         34,286
   Corporate bonds
    Collateralized mortgage obligations ("CMOs")       88,932              294           5,915         83,311
    All other corporate bonds                         170,376            1,877           8,268        163,985
________________________________________________________________________________________________________________
Total held-to-maturity                               $591,712          $ 9,081         $31,413       $569,380
================================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
  Bonds
   United States
   Government, government agencies and
   authorities
    Mortgage-backed securities                      $    205           $     2         $    --       $    207
    All others                                           313                --              37            276
   Public utilities                                      206                --              10            196
   Corporate bonds                                     1,070               212              35          1,247
________________________________________________________________________________________________________________
   Total available-for-sale fixed maturities         $ 1,794           $   214         $    82       $  1,926
________________________________________________________________________________________________________________
Equity securities
 Common stocks
  Public utilities                                  $  3,561           $ 3,192         $    --       $  6,753
  Banks, trust and insurance companies                11,965            18,009             177         29,797
  All other common stocks                              8,234            10,609             317         18,526
 Nonredeemable preferred stocks                        1,154                66              99          1,121
________________________________________________________________________________________________________________
 Total equity securities                            $ 24,914           $31,876         $   593       $ 56,197
________________________________________________________________________________________________________________
Total available-for-sale                            $ 26,708           $32,090         $   675       $ 58,123
================================================================================================================
Other long-term investments                         $  6,557           $   661         $   146       $  7,072
================================================================================================================


  The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


___________________________________________________________________________________________
                                                          (Dollars in thousands)
___________________________________________________________________________________________
DECEMBER 31, 1995                               Held-to-maturity       Available-for-sale
___________________________________________________________________________________________
                                             Amortized               Amortized
                                                Cost    Fair Value      Cost    Fair Value
___________________________________________________________________________________________
Due in one year or less                      $  8,108    $  8,163    $   100     $   102
Due after one year through five years          65,770      69,271        490         495
Due after five year through ten years         166,380     177,676        655         667
Due after ten years                           194,637     203,606         --          --
Mortgage-backed securities                     28,141      30,535         70          75
Collateralized mortgage obligations (CMOs")   126,651     128,664     79,149      83,368
___________________________________________________________________________________________
                                             $589,687    $617,915    $80,464     $84,707
===========================================================================================


   Proceeds from sales of available-for-sale investments during 1995, 1994 and 1993 were $1,344,000, $246,000, and $78,000, respectively. Gross gains of
$790,000, $10,000, and $4,000, respectively, were realized on those sales. No losses were realized on those sales.

   A summary of realized  investment gains (losses)  resulting from sales, calls
and   maturities   and  net  changes  in  unrealized   investment   appreciation
(depreciation), less applicable income taxes, is as follows.

______________________________________________________________________________________
                                                            (Dollars in thousands)
______________________________________________________________________________________
Years Ended December 31,                                  1995       1994        1993
______________________________________________________________________________________
Realized investment gains (losses)
   Fixed maturities                                    $   692   $  1,055     $ 1,999
   Equity securities                                       791        (82)         50
   Other investments                                       215       (177)       (189)
______________________________________________________________________________________
                                                       $ 1,698   $    796     $ 1,860
______________________________________________________________________________________
Net changes in unrealized investment appreciation
   Available-for-sale fixed maturities,
   equity securities and other long-term investments   $23,496   $ (1,462)    $ 2,219
   Income taxes                                         (8,223)       345        (755)
______________________________________________________________________________________
                                                       $15,273   $ (1,117)    $ 1,464
======================================================================================
Net changes in unrealized investment appreciation
(depreciation), fixed maturities                       $54,671   $(52,761)    $ 9,550
======================================================================================


   The net investment income for the years ended December 31, 1995, 1994 and 1993 is composed of the following:


________________________________________________________________________________
                                                (Dollars in thousands)
________________________________________________________________________________
Years Ended December 31,                          1995        1994        1993
________________________________________________________________________________
Investment income
   Interest on fixed maturities                $50,913     $43,833     $38,639
   Dividends on equity securities                2,276       1,986       1,727
   Interest on other long-term investments       1,075       1,696         712
   Interest on mortgage loans                      239         260         483
   Interest on policy loans                        530         497         460
   Other                                         1,734       1,088         646
________________________________________________________________________________
    Total investment income                    $56,767     $49,360     $42,667
   Less investment expenses                      3,164       2,940       2,434
________________________________________________________________________________
    Net investment income                      $53,603     $46,420     $40,233
================================================================================



NOTE 3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company estimated the fair value of its financial instruments, based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

   In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Market values for collateralized mortgage obligations were provided by a custodian. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the Fund Manager based on quoted market prices for the underlying equity securities. In management's opinion, these values reflect fair value at December 31, 1995 and 1994.

   The estimated fair value of mortgage loans was based on the estimated discounted future cash flows using 7.0% at December 31, 1995 and 7.5% at December 31, 1994.

   The book value of policy loans is considered to be fair value as the interest rate is fixed and in management's opinion the interest rates in the existing portfolio are comparable to current policy loan interest rates.

   Accrued investment income is from a short-term financial instrument and considering credit risk, carrying value approximates fair value.

   The fair value of the liabilities for annuity products which are in a benefit payment phase, guaranteed investment contracts and structured settlements are based on a discount rate of 6.5% at December 31, 1995 and 7.5% at December 31, 1994. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

   A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 1995 and 1994 is as follows.


____________________________________________________________________________________
                                                   (Dollars in thousands)
____________________________________________________________________________________
                                       AT DECEMBER 31, 1995    At December 31, 1994
____________________________________________________________________________________
                                        FAIR      CARRYING      Fair      Carrying
Assets                                  VALUE       VALUE       Value       Value
____________________________________________________________________________________
Investments
   Held-to-maturity fixed maturities    $617,915    $589,687    $569,380    $591,712
   Available-for-sale fixed maturities    84,707      84,707       1,926       1,926
   Equity securities                      75,678      75,678      56,197      56,197
   Mortgage loans                          3,683       3,041       3,902       3,120
   Policy loans                            7,163       7,163       6,802       6,802
   Other long-term investments             8,627       8,627       7,072       7,072
   Short-term investments                 21,530      21,530       9,954       9,954
Other Assets
   Accrued investment income              11,517      11,517      10,411      10,411
____________________________________________________________________________________
                                        $830,820    $801,950    $665,644    $687,194
====================================================================================
Liabilities
____________________________________________________________________________________
Policy Reserves
   Annuity (Accumulations)              $226,154    $232,718    $176,929    $182,515
   Annuity (On-Benefits)                   2,609       2,621       2,743       2,727
   Structured settlements                    359         325         312         295
   Guaranteed investment contracts         1,287       1,617         986       1,009
____________________________________________________________________________________
                                        $230,409    $237,281    $180,970    $186,546
====================================================================================


NOTE 4.
SHORT-TERM BORROWINGS

   The Company maintains a $5 million line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes would be payable at the lender's then prevailing prime rate.

   The following is a summary of the Company's short-term borrowings that were payable to a bank for the years ended December 31, 1995, 1994 and 1993.


________________________________________________________________________________
                                                     (Dollars in thousands)
________________________________________________________________________________
Years Ended December 31,                         1995        1994          1993
________________________________________________________________________________
Balance at end of year                           $ --       $  25           $50
Maximum outstanding during the year                35         925            60
Average amount outstanding during the year         28          63            59
________________________________________________________________________________
Weighted average interest rate                   8.50%       7.46%         6.00%
Weighted average interest rate during the year   8.50        7.46          6.00
================================================================================


NOTE 5.
REINSURANCE
PROPERTY AND CASUALTY OPERATIONS

   The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Earned premiums ceded were $26,053,000, $26,256,000 and $23,148,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company believes all amounts are collectible with regard to reinsurance receivables. There are no concentrations of credit risk associated with reinsurance.

   The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Assumed premiums earned for the years ended December 31, 1995, 1994 and 1993 were $33,014,000, $31,152,000 and $30,741,000, respectively.

LIFE OPERATIONS

   United Life Insurance Company follows the policy of reinsuring that portion of the risk in excess of $200,000 on the life of any individual. Policy benefit reserves and claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life Insurance Company is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims. The Company is contingently liable for ceded insurance in force of $455,422,000 and $531,558,000 at December 31, 1995 and 1994, respectively. The Company believes all amounts are collectible with regard to reinsurance receivables.

NOTE 6.
LIABILITY FOR PROPERTY AND CASUALTY LOSSES AND SETTLEMENT EXPENSES

  The following table provides an analysis of losses and loss adjustment expenses ("LAE"), including a reconciliation of beginning and ending liability balances for 1995 and 1994.


___________________________________________________________________________________________________
                                                                             (Dollars in thousands)
___________________________________________________________________________________________________
At December 31,                                                                1995           1994
___________________________________________________________________________________________________
Gross liability for losses and LAE at beginning of year                    $203,911       $184,755
  Less reinsurance receivables                                               23,258         13,957
___________________________________________________________________________________________________
Net liability for losses and LAE at beginning of year                      $180,653       $170,798
Provision for losses and LAE for claims occurring in the current year       138,109        125,918
Decrease in estimated losses and LAE for claims occurring in prior years    (19,877)       (17,107)
___________________________________________________________________________________________________
                                                                           $298,885       $279,609
___________________________________________________________________________________________________
Losses and LAE payments for claims occurring during
  Current year                                                             $ 55,323       $ 47,406
  Prior years                                                                54,862         51,550
___________________________________________________________________________________________________
                                                                           $110,185       $ 98,956
___________________________________________________________________________________________________
Net liability for losses and LAE at end of year                            $188,700       $180,653
   Plus reinsurance receivables                                              15,002         23,258
___________________________________________________________________________________________________
Gross liability for losses and LAE at end of year                          $203,702       $203,911
===================================================================================================



   The Consolidated Financial Statements include the estimated liability for unpaid losses and LAE of the property and casualty lines of business. The liabilities for losses and LAE are determined using case-basis evaluations and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred (both reported and not reported) through December 31 of each year. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in current operations.

   The decrease of $19,877,000 in estimated losses and LAE for claims occurring in prior years resulted from both the Company's direct and assumed business. Favorable claims settlements on the Company's direct business contributed to the decrease for prior accident years in the workers' compensation, commercial liability and other liability lines. The Company establishes assumed loss reserves based on reporting by insurance intermediaries. In addition, the Company establishes reserves for those assumed losses that have occurred, but have not yet been reported. When assumed anticipated losses and settlement expenses are lower than anticipated, a redundancy results, as was the case in 1995.

   The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure. The one assumed reinsurance contract with a significant known environmental exposure was commuted with a complete release of further liability during 1994.

NOTE 7.
STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDEND AND RETAINED EARNINGS RESTRICTIONS

   Statutory stockholders' surplus and net income at December 31, 1995, 1994 and 1993 and for the years then ended are as follows.


______________________________________________________________________________
                                              Statutory             Statutory
                                          Stockholders'                   Net
                                                Surplus                Income
______________________________________________________________________________
                                                   (Dollars in thousands)
______________________________________________________________________________
1995
     PROPERTY AND CASUALTY                     $158,055               $23,213
     LIFE, ACCIDENT AND HEALTH                   45,911                 2,224
______________________________________________________________________________
1994
     Property and casualty                     $125,317               $19,621
     Life, accident and health                   34,450                 2,042
______________________________________________________________________________
1993
     Property and casualty                     $111,284               $ 8,608
     Life, accident and health                   32,811                 3,143
==============================================================================


   The Company and its insurance subsidiaries prepare their statutory financial statements in conformity with practices prescribed or permitted by their state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices are used when prescribed statutory practices do not address the accounting for transactions. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk-based capital.

   The State of Iowa Insurance Department imposes certain capital requirements on insurance companies on a statutory basis. Under the applicable regulations, United Fire & Casualty Company is required to maintain minimum capital stock of $2,500,000 and minimum additional paid-in capital and retained earnings in the aggregate amount of $2,500,000. At December 31, 1995, United Fire & Casualty Company's capital stock was $36,098,000 and total statutory paid-in capital and retained earnings were $121,956,000.

   The amount of dividends that may be paid to stockholders without prior approval by the State of Iowa Insurance Department is limited to the excess of statutory retained earnings over contributed surplus. Contributed surplus as of December 31, 1995, was $10,766,000. Based upon this restriction, the Company could make a maximum of $100,423,000 in dividend distributions to stockholders in 1996. Dividend payments by the insurance subsidiaries to the Company are subject to similar restrictions in the states in which they are domiciled. The Company received no dividends from its subsidiaries in 1995, and $500,000 in dividends in 1994.

   In addition, the insurance departments governing the Company and its subsidiaries have imposed risk-based capital ("RBC") requirements. The regulation is based on a model adopted by the NAIC. An RBC formula establishes capital requirements for insurance companies based on an individual company's major areas of risk, including assets, credit, underwriting and off-balance sheet risk. The results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1995 and 1994, the life and property and casualty segments had adjusted capital well in excess of the required capital levels.

NOTE 8.
FEDERAL INCOME TAXES

   Federal income tax expense is composed of the following.


________________________________________________________________________________
                                         (Dollars in thousands)
________________________________________________________________________________
Years Ended December 31,               1995            1994              1993
________________________________________________________________________________
Current                              $7,015          $6,298            $4,468
Deferred                              2,232             (70)             (961)
________________________________________________________________________________
Total                                $9,247          $6,228            $3,507
================================================================================


   A reconciliation of income tax expense computed at the applicable Federal tax rate of 35% in 1995 and 1994 and 34% in 1993 to the amount recorded in the Consolidated Financial Statements is as follows.


________________________________________________________________________________________
                                                (Dollars in thousands)
________________________________________________________________________________________
Years Ended December 31,                               1995        1994        1993
________________________________________________________________________________________
Computed expected rate                                  $13,318     $10,062     $ 7,532
Reduction for tax-exempt municipal bond interest income  (4,057)     (4,015)     (4,208)
Reduction for nontaxable dividend income                   (520)       (458)       (381)
Other, net                                                  506         639         564
________________________________________________________________________________________
Federal income taxes, as provided                       $ 9,247     $ 6,228     $ 3,507
========================================================================================


  The significant components of the net deferred tax liability at December 31, 1995 and 1994 are as follows.


______________________________________________________________________________________
                                                              (Dollars in thousands)
______________________________________________________________________________________
Years Ended December 31,                                              1995       1994
______________________________________________________________________________________
Deferred tax assets
   Financial statement reserves in excess of income tax reserves   $15,848    $16,890
   Unearned premium adjustment                                       6,240      5,351
   Alternative minimum tax (AMT) credit carryforwards                   --      2,140
   Postretirement benefits other than pensions                       1,024        816
   Salvage and subrogation                                             536        428
   Net operating loss carryforwards (NOL)                               --         39
   Pension                                                             969        869
   Other                                                             3,827      1,816
______________________________________________________________________________________
      Gross deferred tax assets                                     28,444     28,349
      Valuation allowance                                               --         39
______________________________________________________________________________________
Gross deferred tax assets, net of valuation allowance              $28,444    $28,310
______________________________________________________________________________________
Deferred tax liabilities
   Deferred acquisition costs                                      $16,370    $14,651
   Net unrealized appreciation                                      19,232     11,009
   Depreciation on assets                                            1,191      1,182
   Net bond discount accretion and premium amortization              1,613      1,136
   Other                                                               992        831
______________________________________________________________________________________
Gross deferred tax liability                                       $39,398    $28,809
______________________________________________________________________________________
Net deferred tax liability                                         $10,954    $   499
======================================================================================


   The Company had tax net operating loss ("NOL") carryforwards totaling $115,000 as of December 31, 1994. These NOL carryforwards were purchased by the Company when it acquired Addison Farmers' Insurance Company in 1990. The Company also had alternative minimum tax credit ("AMT") carryforwards for Federal income tax purposes as of December 31, 1994. Such AMT credit carryforward were recorded as a deferred tax benefit for financial reporting purposes. The Company did not have any NOL or AMT carryforwards at December 31, 1995.

   The valuation allowance for deferred tax assets in 1994 related to the purchased NOL's. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994, was a decrease of $39,000 and $106,000, respectively due to the utilization and expiration of NOL carryforwards.

NOTE 9.
EMPLOYEE BENEFIT OBLIGATIONS

   As permitted by SFAS No. 87, "Employers' Accounting for Pensions", the Company uses September 30 as the date for measuring plan assets and liabilities in order to obtain information necessary for the preparation of the financial statements on a timely basis.

   The following table sets forth the funded status of the Company's qualified pension plan and amounts recognized in the Consolidated Financial Statements.


______________________________________________________________________________________________
                                                               Years Ended December 31,
______________________________________________________________________________________________
                                                                (Dollars in thousands)
______________________________________________________________________________________________
Years Ended December 31,                                      1995         1994          1993
______________________________________________________________________________________________
Actuarial present value of accumulated obligation at
  September 30, 1995, 1994 and 1993
  Vested benefit obligation                               $(10,697)    $ (7,955)     $(10,409)
==============================================================================================
  Accumulated benefit obligation                          $(11,122)    $ (8,466)     $(10,601)
==============================================================================================
  Projected benefit obligation                            $(14,307)    $(10,264)     $(13,417)
Plan assets at fair value at September 30, 1995, 1994
and 1993                                                    13,318       11,520        10,550
______________________________________________________________________________________________
Plan assets in excess of (less than) projected benefit
obligation at September 30, 1995, 1994 and 1993           $   (989)    $  1,256      $ (2,867)
Unrecognized net asset (established January 1, 1987)          (185)        (232)         (280)
Unrecognized prior service cost                                  4            4           135
Unrecognized net gain (loss)                                (1,598)      (3,548)        1,255
______________________________________________________________________________________________
   Pension liability                                      $ (2,768)    $ (2,520)     $ (1,757)
==============================================================================================
Net pension cost includes the following components
   Service cost - benefits earned during the period       $    505     $    958      $    554
   Interest cost on projected benefit obligations              806          817           675
   Actual return on plan assets                             (2,165)        (980)         (429)
   Net amortization and deferral                             1,102          331          (218)
______________________________________________________________________________________________
   Net periodic pension cost                              $    248     $  1,126      $    582
==============================================================================================


   The weighted average discount rate used in determining the actuarial present value of projected benefit obligation was 7.0% at September 30, 1995, 8.25% at September 30, 1994, and 6.0% at September 30, 1993. The rate of increase in future compensation levels was 4.0% at September 30, 1995, 1994 and 1993. The expected long-term rate of return on plan assets was 7.5% at September 30, 1995 and 1994 and 6.0% at September 30, 1993.

   The Company has a profit sharing plan in which employees who meet age and service requirements are eligible to participate. The amount of the Company's contribution is discretionary and is determined annually but cannot exceed the amount deductible for Federal income tax purposes. The Company's contribution to the plan for the years ended December 31, 1995, 1994 and 1993 was $1,561,000, $649,000 and $626,000, respectively.

   The Company also has an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service and attaining age twenty-one. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1995, 1994 and 1993, the Trustee owned 86,712, 86,306 and 65,421 shares of Company stock, respectively. The Company's incurred contribution to the Plan was zero for the years ended December 31, 1995 and 1994 and $403,000 for the year ended December 31, 1993.

   The following table reconciles the accrued postretirement benefit liability and amounts recognized in the Consolidated Financial Statements.


________________________________________________________________________________________
                                                              (Dollars in thousands)
________________________________________________________________________________________
Years Ended December 31,                                    1995       1994        1993
________________________________________________________________________________________
Accumulated Postretirement Benefit Obligation
  Retirees                                              $(1,411)    $(1,064)    $(1,348)
  Other fully eligible participants                        (901)       (523)       (649)
  Other active participants                              (2,578)     (1,374)     (2,324)
________________________________________________________________________________________
                                                         (4,890)     (2,961)     (4,321)
  Unrecognized prior service cost                           247         287         337
  Unrecognized actuarial loss                             1,718         308       2,054
________________________________________________________________________________________
  Accrued postretirement benefit liability              $(2,925)    $(2,366)    $(1,930)
========================================================================================
________________________________________________________________________________________
Service cost - benefits attributed to service during the
year                                                       $239        $201        $227
Interest cost on accumulated postretirement benefit
obligation                                                  286         222         267
Amortization of prior service cost                           40          40          23
Amortization of actuarial loss                               45          79          65
________________________________________________________________________________________
Net postretirement benefit expense                         $610        $542        $582
========================================================================================


   The unrecognized prior service cost and actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility.

  For measurement purposes, the following table displays the annual rate of increase in the per capita cost of covered medical and dental claims assumed.


____________________________________________
        Medical                 Dental
____________________________________________
1995        9.50%       1995        7.00%
1996        9.00        1996        6.50
1997        8.50        1997        6.25
1998        8.00        1998        6.00
1999        7.50        1999        5.75
2000        7.00        2000        5.50
2001        6.50        2001        5.25
2002        6.00        2002+       5.00
2003+       5.50



 The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $1,089,000 and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $122,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 8.25% as of December 31, 1995 and 1994, respectively.

NOTE 10.
OPERATIONS IN DIFFERENT INDUSTRIES

  The Company conducts its operations principally in two industries, property and casualty insurance and life insurance.

  Total revenue by industry includes sales to both outside customers and intersegment sales which are eliminated to arrive at the total revenues as reported in the Company's Consolidated Statements of Operations. Intersegment sales are accounted for on the same basis as sales to outside customers. The following table sets forth certain data for each of the Company's business segments.


________________________________________________________________________________________
                                                               (Dollars in thousands)
________________________________________________________________________________________
Years Ended December 31,                                   1995        1994        1993
________________________________________________________________________________________
Property and casualty insurance
  Premiums earned                                      $185,994    $166,852    $158,336
  Loss and loss adjustment expenses                     118,231     108,810     111,532
  Underwriting and acquisition expenses                  61,091      56,187      51,763
________________________________________________________________________________________
  Underwriting income (loss)                           $  6,672    $  1,855    $ (4,959)
  Net investment income                                  21,009      19,006      15,452
  Realized investment gains                               1,174         172         452
  Other income                                            1,863       1,889       1,769
________________________________________________________________________________________
    Operating earnings                                 $ 30,718    $ 22,922    $ 12,714
========================================================================================
  Assets                                               $459,366    $417,546    $374,595
========================================================================================
Life insurance
  Premiums earned                                      $ 21,639    $ 17,896    $ 17,282
  Net investment income                                  32,609      27,659      24,895
  Realized investment gains                                 524         624       1,408
________________________________________________________________________________________
    Total revenues                                     $ 54,772    $ 46,179    $ 43,585
  Benefits, underwriting and acquisition expenses        47,440      40,352      34,147
________________________________________________________________________________________
    Operating earnings                                 $  7,332    $  5,827    $  9,438
========================================================================================
  Assets                                               $483,740    $410,580    $358,424
========================================================================================
Premium revenue between segments                       $    105    $    100    $  1,481
========================================================================================


Depreciation expense and property and equipment acquisitions for the years ended December 31, 1995, 1994 and 1993, are reflected in the property and casualty insurance segment.

NOTE 11.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following table sets forth selected quarterly financial information of the Company.


_____________________________________________________________________________________________
                                              (Dollars in thousands except per share data)
_____________________________________________________________________________________________
Quarters                                  First   Second      Third      Fourth        Total
_____________________________________________________________________________________________
FISCAL YEAR ENDED DECEMBER 31, 1995
   TOTAL REVENUES                       $64,593  $64,362    $66,902     $68,733     $264,590
=============================================================================================
   NET INCOME                            $6,248   $7,243     $6,561      $8,751      $28,803
=============================================================================================
   NET INCOME PER COMMON SHARE            $ .58    $ .67      $ .60       $ .81       $ 2.66
=============================================================================================
Fiscal year ended December 31, 1994
   Total revenues                       $54,076  $56,083    $60,769     $62,917     $233,845
=============================================================================================
   Net income                            $4,119   $5,339     $3,483      $9,580      $22,521
=============================================================================================
   Net income per common share            $ .38    $ .50      $ .32       $ .88       $ 2.08
=============================================================================================


   Net income per common share has been retroactively restated for additional shares issued as a result of a three for two stock split to stockholders of record as of December 18, 1995.

NOTE 12.
NET INCOME AND DIVIDENDS PER COMMON SHARE

    The Company declared a three for two stock split in the form of a 50% stock dividend to stockholders of record as of December 15, 1994 and again, as of December 18, 1995. Cash dividends per common share of $.55 and $.49 were declared in 1995 and 1994, respectively. Net income per common share, weighted average common shares outstanding and cash dividends declared per common share have been retroactively restated for all periods presented.


INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules

III -- Supplementary insurance information.                           37

IV -- Reinsurance.                                                    38

VI -- Supplemental information concerning  property and casualty
      insurance operations.                                           39

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.



SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

                           Future
                           Policy
              Deffered   Benefits                                            Benefits  Amortization            Interest
                Policy    Losses,                      Realized       Net     Claims,   of Deffered     Other        on
Year Ended    Acquisi-     Claims              Earned   Invest-   Invest-  Losses and        Policy    Under-   Policy-
December 31,      tion   and Loss  Unearned   Premium      ment      ment  Settlement   Acquisition   writing  holders'  Premiums
1995             Costs   Expenses  Premiums   Revenue     Gains    Income    Expenses         Costs  Expenses  Accounts   Written
____________  ________   ________  ________  ________  ________   _______  __________  ____________  ________ _________ _________
Property and
casualty       $19,266   $203,702   $93,011  $185,994    $1,174   $20,994    $118,231       $41,814   $19,169  $     -- $197,546

Life, accident
and health      33,404    393,603     4,014    21,534       524    32,609      15,012         5,349     6,437    20,528   22,072<F1>
              ________   ________   _______  ________  ________   _______  __________  ____________  ________ _________ _________
Total          $52,670   $597,305    97,025  $207,528    $1,698   $53,603    $133,243       $47,163   $25,606  $ 20,528 $219,618
              ========   ========   =======  ========  ========   =======  ==========  ============  ======== ========= =========

<F1>  Accident and health insurance premiums written.

Year Ended
December 31,
1994
____________

Property and
casualty       $15,870   $203,911   $80,629  $166,852     $172    $18,761    $108,810       $33,950   $22,099  $     -- $175,641

Life, accident
and health      31,675    344,096     2,821    17,896      624     27,659     13,552          3,414     6,211    17,060   18,338<F1>
              ________   ________   _______  ________  ________   _______  __________  ____________  ________ _________ _________
Total          $47,545   $548,007   $83,450  $184,748     $796    $46,420    $122,362       $37,364   $28,310  $ 17,060 $193,979
              ========   ========   =======  ========  ========   =======  ==========  ============  ======== ========= =========

<F1>  Accident and health insurance premiums written.

Year Ended
December 31,
1993
____________

Property and
casualty       $13,080   $184,755   $71,273  $158,336   $  452    $15,338    $111,532       $31,337   $18,873  $     -- $163,011

Life, accident
and health      29,571    297,016     2,640    15,801    1,408    $24,895      11,335         2,068     5,640    15,006    1,913<F1>
              ________   ________   _______  ________  ________   _______  __________  ____________  ________ _________ _________
Total          $42,651   $481,771   $73,913  $174,137   $1,860    $40,233    $122,867       $33,405   $24,513  $ 15,006 $164,924
              ========   ========   =======  ========  ========   =======  ==========  ============  ======== ========= =========

<F1>  Accident and health insurance premiums written.

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1995 financial statement presentation.



SCHEDULE IV.  REINSURANCE

(Dollars in thousands)

                                                                                            Percentage of
                                                  Ceded to       Assumed                           Amount
                                Gross Amount         Other    From Other      Net Amount       Assumed to
Year Ended Decmeber 31,1995           Earned     Companies     Companies          Earned       Net Earned
___________________________     ____________     _________    __________      __________    _____________
Life insurance in force           $3,133,052      $455,422      $     --      $2,677,630              --%
                                ============     =========    ==========      ==========    =============
Premiums:
________
Property and casualty             $  179,033      $ 26,053      $ 33,014      $  185,994          17.75%
Life insurance                        20,881         1,066            --          19,815             --
Accident and health insurance          1,915           196            --           1,719             --
                                ____________     _________    __________      __________    ____________
   Total                          $  201,829      $ 27,315      $ 33,014      $  207,528          15.91%
                                ============     =========    ==========      ==========    ============


Year Ended Decmeber 31,1994
___________________________

Life insurance in force           $3,222,695      $531,558      $     --      $2,691,137             --%
                                ============      ========    ==========      ==========    ============
Premiums:
________
Property and casualty             $  161,956      $ 26,256      $ 31,152      $  166,852          18.67%
Life insurance                        18,218         1,837            --          16,381             --
Accident and health insurance          1,692           177            --           1,515             --
                                ____________      ________    __________      __________    ____________
      Total                       $  181,866      $ 28,270      $ 31,152      $  184,748          16.86%
                                ============      ========    ==========      ==========    ============


Year Ended Decmeber 31,1993
___________________________

Life insurance in force           $3,116,538      $524,326      $     --      $2,592,212             --%
                                ============      ========    ==========      ==========    ============
Premiums:
________
Property and casualty             $  150,743      $ 23,148      $ 30,741      $  158,336          19.41%
Life insurance                        15,528         1,559            --          13,969             --
Accident and health insurance          2,050           218            --           1,832             --
                                ____________      ________    __________      __________    ____________
      Total                       $  168,321      $ 24,925      $ 30,741      $  174,137          17.65%
                                ============      ========    ==========      ==========    ============



SCHEDULE VI.   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

                                            Reserves for
                                                  Unpaid
                                  Deferred    Claims and
                                    Policy         Claim                            Realized          Net
                               Acquisition    Adjustment   Unearned     Earned    Investment   Investment
Affiliation With Registrant          Costs      Expenses   Premiums   Premiums         Gains       Income
___________________________    ___________  ____________   ________   ________    __________   __________
Company and
consolidated property and
casualty subsidiaries

Year Ended
December 31, 1995                 $19,266      $203,702     $93,011   $185,994        $1,174     $20,994
                               ===========  ============   ========   ========    ==========   ==========

Year Ended
December 31, 1994                 $15,870      $203,911     $80,629   $166,852        $  172     $18,761
                               ===========  ============   ========   ========    ==========   ==========

Year Ended
December 31, 1993                 $13,080      $184,755     $71,273   $158,336        $  452     $15,338
                               ===========  ============   ========   ========    ==========   ==========


Certain amounts included in this schedule for earlier years have been reclassified to conform with the
1995 financial statement presentation.



SCHEDULE VI.   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
(continued)

(Dollars in thousands)


                                 Claims and   Claim         Amoritization
                                 Adjustment   Expenses       of Deferred    Paid Claims
                                   Incurred   Related to          Policy      and Claim
                                    (1)          (2)         Acquisition     Adjustment    Premiums
Affiliation With Registrant    Current Year   Prior Years          Costs       Expenses     Written
___________________________    ____________   ____________   ___________    ___________    ________
Company and
consolidated property and
casualty subsidiaries

Year Ended
December 31, 1995                  $138,109      $(19,877)      $41,814       $110,185     $197,546
                               ============   ============   ===========    ===========   =========

Year Ended
December 31, 1994                  $125,918      $(17,107)      $33,950       $ 98,956     $175,641
                               ============   ============   ===========    ===========   =========

Year Ended
December 31, 1993                  $115,785      $ (4,253)      $31,337       $ 99,559     $163,011
                               ============   ============   ===========    ===========   =========


Certain amounts included in this schedule for earlier years have been reclassified to conform with the
1995 financial statement presentation.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY:

NAME (AGE)                PRESENT POSITION, NAME AND PRINCIPAL BUSINESS OF
                          DIRECTOR

Scott McIntyre Jr. (62)   Chairman of the Board and Chief Executive Officer,
                          United Fire & Casualty Company
James T. Brophy (68)      Vice Chairman of the Board
Robert J. Bevenour (67)   Retired
Roy L. Ewen (73)          Retired
Harold A. Hagen (69)      Retired
Casey D. Mahon (44)       Vice President and General Counsel, McLeod, Inc.,
                          Cedar Rapids, Iowa
Leonard J. Marshall (66)  Retired
Thomas K. Marshall (62)   Retired
Byron G. Riley (65)       Attorney, Firm of Bradley & Riley, P.C.



EXECUTIVE OFFICERS OF THE COMPANY:

NAME (AGE)                OFFICE HELD (TENURE IN YEARS)

Scott McIntyre Jr. (62)   Chairman of the Board and Chief Executive Officer,
                          General Manager (29) and Director (39)
Gary L. Huber (53)        President and Chief Operating Officer (7)
Kent G. Baker (52)        Vice President and Chief Financial Officer (11)
John R. Cruise (54)       Vice President, Reinsurance (9)
E. Dean Fick (51)         Vice President, Claims (4), employed by Grinnell
                          Mutual Reinsurance Company 24 years prior, serving as
                          Senior Vice President, Claims (1987-1991)
Marianna D. Hall (44)     Vice President, Human Resources (3), employed by the
                          Company for the past 4 years, employed by AMEX Life
                          Assurance Company from September 1991 to April 1992;
                          Training Director of Brenton Banks from July 1991 to
                          September 1991; and Vice President, Human Resources
                          and Training, American Federal Savings Association for
                          the 4 years prior
Maynard L. Hansen (64)    Vice President, Fidelity and Surety (7)
E. Addison Hulit (56)     Vice President, Lincoln Branch Office (2), employed by
                          the Company for the past 3 years, employed by
                          Transamerica Insurance from 1991 to 1993; and
                          Traveler's Insurance for the 21 years prior
David L. Hellen (43)      Vice President, Denver Branch Office (8)
Robert B. Kenward (53)    Vice President, Data Processing (3), employed by the
                          Company for the past 17 years
Stanely A. Wiebold (51)   Vice President, Underwriting (10)
Mary D. Schoop (64)       Corporate Secretary (8)
Gerald D. Seidl (62)      General Counsel (27)
Galen E. Underwood (55)   Treasurer (17)

DIRECTORS OF SUBSIDIARY COMPANIES:

UNITED LIFE INSURANCE         ADDISON FARMERS'            INSURANCE BROKERS &

COMPANY                       INSURANCE COMPANY           MANAGERS, INC.

C. Richard Ekstrand           James T. Brophy             Maurice F. Eagan

Scott McIntyre Jr.            Gary L. Huber               Gary L. Huber

John A. Rife                  Jack M. LiCausi             Scott McIntyre Jr.

Byron G. Riley                Scott McIntyre Jr.          Gerald D. Seidl

Gerald D. Seidl               Randall J. Scheive          George J. Wegmann



LAFAYETTE INSURANCE COMPANY   CRABTREE PREMIUM FINANCE COMPANY

Gary L. Huber                 Gary L. Huber

Scott McIntyre Jr.            Jack M. LiCausi

Gerald D. Seidl               Scott McIntyre Jr.

George J. Wegmann             Randall J. Scheive

Leo F. Wegmann Jr.


OFFICERS OF THE COMPANY:

UNITED FIRE & CASUALTY COMPANY

Chairman and Chief Executive Officer
Scott McIntyre Jr.

President and Chief Operating Officer
Gary L. Huber

General Counsel          Secretary
Gerald D. Seidl          Mary D. Schoop

Vice Presidents          Assistant Secretaries
Kent G. Baker            Lucretia L. Canning
John R. Cruise           Donna M. Fugate
E. Dean Fick
Marianna D. Hall         Treasurer
Maynard L. Hansen        Galen E. Underwood
David L. Hellen
E. Addison Hulit         Assistant Vice Presidents
Robert B. Kenward        John T. Anderson Jr.
Stanley A. Wiebold       Robert J. DeCamp
                         Dayton E. Roberts

OFFICERS OF SUBSIDIARY COMPANIES:

UNITED LIFE INSURANCE COMPANY                 CRABTREE PREMIUM FINANCE COMPANY
Chairman                                      Chairman
Scott McIntyre Jr.                            Scott McIntyre Jr.

President                                     President
John A. Rife                                  Jack M. LiCausi

Vice Presidents                               Vice President
Ronald D. Brandt                              Randall J. Scheive
Rickey L. Pettyjohn
                                              Secretary
Secretary                                     Christine Prete
Jean N. Newlin Schnake
                                              Treasurer
Treasurer                                     Kent G. Baker
Samuel E. Hague

LAFAYETTE INSURANCE COMPANY                   INSURANCE BROKERS & MANAGERS, INC.
Chairman                                      President
Scott McIntyre Jr.                            Gary L. Huber

Vice Chairman                                 Vice President
George J. Wegmann                             P. Eric Croussilac

President                                     Secretary
Carlyn K. Lewis                               Betty S. Castro

Secretary                                     Treasurer
Leo F. Wegmann Jr.                            Kent G. Baker

ADDISON FARMERS' INSURANCE
COMPANY
Chairman
Scott McIntyre Jr.

President
Randall J. Scheive

Vice Presidents
Robert A. Andretich
Jack M. LiCausi
Russell P. Shulfer

Secretary
Linda J. Pearson

Treasurer
Kent G. Baker

ITEM 11.   EXECUTIVE COMPENSATION

    Executive Compensation includes the amount expensed for financial reporting purposes under the Company's qualified profit sharing (401(k)) plan. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. The plan is not integrated with social security, and provides for employer contributions in such amounts as the Board of Directors may annually determine. The benefit payable under the plan is equal to the vested account balance.

    Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to the Company's pension plan for the named individuals. The pension plan is a noncontributory plan which is not integrated with social security. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. The normal retirement pension payable under the plan is based on the employee's highest average monthly earnings for five (5) consecutive years of employment, and is equal to one and one-quarter of one percent (1 1/4 of 1%) of the employee's highest average monthly earnings multiplied by the number of years of continuous service. The maximum normal retirement benefit shall not exceed forty percent (40%) of the employee's highest average monthly earnings, and in no event shall an employee's annual benefit exceed the lesser of: 1) Ninety Thousand Dollars ($90,000.00); or
2) one hundred percent of the employee's average compensation for the highest consecutive three (3) calendar years during which the employee was an active participant in the plan.

    The pension plan owned 101,029 shares of the Company common stock as of December 31, 1995, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

    In 1983, the Company adopted the United Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and have met hourly requirements with the Company. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1995, 1994 and 1993, the Trustee owned 86,712, 86,306 and 65,421 shares of Company common stock, respectively. The Company's incurred contribution to the Plan was zero for the years ended December 31, 1995 abd 1994 and $403,000 for the year ended December 31, 1993.



                               SUMMARY COMPENSATION TABLE
                                   ANNUAL COMPENSATION



         (a)                     (b)       (c)               (d)                (e)
                                                                             All Other
Name and Principal Position     Year     Salary             Bonus           Compensation
___________________________     ____     ______             _____           ____________
Scott McIntyre, Jr.
Chairman and CEO                1996  $270,000.00 <F1>   $75,000.00 <F2>    $       --
                                1995   250,000.00 <F1>    57,500.00 <F2>     11,806.22 <F3>
                                1994   230,000.00 <F1>           --          11,145.19 <F3>

Gary L. Huber
President and COO               1996   160,000.00 <F4>           --                 --
                                1995   150,000.00 <F4>    21,150.00 <F5>      7,980.20 <F3>
                                1994   141,000.00 <F4>           --           8,018.80 <F3>

E. Dean Fick
Vice President - Claims         1996   120,000.00 <F4>           --                 --
                                1995   109,500.00 <F4>     7,799.99 <F6>      4,767.59 <F3>
                                1994   103,999.93 <F4>           --           4,547.14 <F3>



<F1> Determined by Compensation Committee in February of each year. Present salary was determined at February, 1996 meeting.

<F2> Bonus, if any, determined at the regular meeting of the Directors in
     February of each year based on prior year's performance. Present bonus determined at February, 1996 meeting.

<F3> Contributions on behalf of named executive to Company 401K Plan, ESOP, and
     Benefit Credits.

<F4> Determined by Chairman and CEO. Present salary was determined in December,
     1995 and will be reviewed in December, 1996.

<F5> Determined at the meeting of the Board of Directors in February, 1995, and based on the performance for the preceding year.

<F6> Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.

PERFORMANCE GRAPH

Following is a comparison of five year cumulative total return amount United Fire & Casualty Company, S&P 500 Index and S&P Property/Casualty Index.

[Performance graph appears here]


                                                       Indexed Returns
                                                         Years Ending


Company/Index                      Dec90     Dec91     Dec92     Dec93     Dec94     Dec95
___________________________________________________________________________________________
UNITED FIRE & CAS CO                100      134.44    183.89    184.17    201.50    313.86
S&P 500 Index                       100      130.47    140.41    154.56    156.60    215.45
S&P Property-Casualty Insurance     100      125.19    146.61    144.02    151.07    204.54


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth information as of March 1, 1996, with respect to ownership of the Company's $3.33 1/3 par value Common Stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.


     NAME AND ADDRESS            AMOUNT AND NATURE            PERCENT OF
     OF BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP <F1>    CLASS <F1>
     ___________________      ____________________________    __________
     Scott McIntyre Jr. <F1>         1,550,083                  14.31%
     Cedar Rapids, Iowa

     Mildred R. McIntyre <F1>        1,183,021                  10.92%
     Cedar Rapids, Iowa

     General Accident                2,650,680                  24.48%
      Corporation of America
     Philadelphia, Pennsylvania

     Susan M. Carlton <F1>             366,236                   3.38%
     Orchard Park, New York

     Margaret Pless <F1>               337,477                   3.11%
     Durham, North Carolina

<F1>       Scott McIntyre Jr.,  Mildred  McIntyre, Susan M. Carlton and Margaret
     Pless are all members of the same family. Included in the number of shares owned by Scott McIntyre, Jr. are 371,812 shares which he owns in his capacity as trustee of three trusts, one of which his children are the beneficiaries, one of which his wife is the beneficiary, and the other of which all of Mildred R. McIntyre's grandchildren are the beneficiaries. Included in the number of shares owned by Mildred R. McIntyre are 533,245 shares which she owns in her capacity as trustee of a trust in which she also has a life interest. Scott McIntyre Jr., Susan M. Carlton and Margaret Pless each have an equal interest in the remainder interest of the trust.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

     The following table sets forth information as of March 1, 1996, with respect to ownership of the Company's $3.33 1/3 par value Common Stock by management. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.


     NAME OF                    AMOUNT AND NATURE             PERCENT OF
     BENEFICIAL OWNER        OF BENEFICIAL OWNERSHIP            CLASS
     ________________        _______________________          __________
     Scott McIntyre Jr.<F1>          1,550,083                  14.31%
     Roy L. Ewen                        87,601                    .81%
     Harold A. Hagen                     4,282                    .04%
     Robert J. Bevenour                  3,000                    .03%
     Byron G. Riley, Jr.                 2,706                    .02%
     James T. Brophy                    11,500                    .11%
     Thomas K. Marshall                  2,192                    .02%
     Leonard J. Marshall                   900                    .01%
     Casey D. Mahon                      1,500                    .01%
     Jack B. Evans                       3,134                    .03%
     27 Officers and
       Directors as a group          1,706,236                  15.76%
     _________________________

<F1>       Included in the number of shares owned by Scott McIntyre Jr.,  are
     121,500 shares held in the name of J. Scott McIntyre, Trustee of the Mildred Reynolds McIntyre Trust, and 225,000 shares held in the name of Scott McIntyre Jr., or successor, Dee Ann McIntyre Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                           Page
                                                                           ____

(a) 1. and 2. Financial statements and supplementary data.................. 15

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report

(c)       Exhibit 11, Computation of earnings per common share

          Exhibit 22, Subsidiaries of the registrant

          Exhibit 27, Financial Data Schedule

          Exhibit 29, Information from reports furnished to State Insurance Regulatory Authorities

          1995 Consolidated Schedule P of Annual Statements provided to the state regulatory authorities
          (Filed by Paper)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(1) Four copies of the annual stockholders report for the year ended December 31, 1995 will be furnished to the Securities Exchange Commission by April 1, 1996.

(2) Proxy statements will be furnished to security holders subsequent to the filing of the 10-K. Four copies of the proxy statement will be furnished to the Securities Exchange Commission when they are mailed to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED FIRE & CASUALTY COMPANY

           By     /s/ Scott McIntyre, Jr.
                  ______________________________________________________________
                    Scott McIntyre Jr., Chairman and Chief Executive Officer

           Date   March 29, 1996


           By     /s/ Kent G. Baker
                  ______________________________________________________________
                  Kent G. Baker, Vice-President,Principal Accounting Officer and Chief Financial Officer

           Date   March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           By     /s/ Scott McIntyre, Jr.
                  ______________________________________________________________
                    Scott McIntyre, Jr., Chairman and Director

           Date   March 29, 1996


           By     /s/ Harold A. Hagen
                  ______________________________________________________________
                            Harold A. Hagen, Director

           Date   March 29, 1996


           By     /s/ Roy L. Ewen
                  ______________________________________________________________
                              Roy L. Ewen, Director

           Date   March 29, 1996


           By     /s/ Thomas K. Marshall
                  ______________________________________________________________
                          Thomas K. Marshall, Director

           Date   March 29, 1996


           By     /s/ Robert J. Bevenour
                  ______________________________________________________________
                          Robert J. Bevenour, Director

           Date   March 29, 1996