Form 10-Q
period 1996-03-31
UNITED FIRE & CASUALTY CO
filed 1996-05-14
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996
                                                          --------------

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --    Exchange Act of 1934 for the transition period from           to
                                                          ---------    ---------


Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Iowa                                      42-0644327
- ------------------------------                ----------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                        52407
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


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

YES   X       NO
    -----        -----



As of May 2, 1996, 10,829,399 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES



TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION


Report of Independent Public Accountants.................................     1

Consolidated Balance Sheets for March 31, 1996 and December 31, 1995.....     2

Unaudited Consolidated Statements of Operations - Three-Month
Periods Ended March 31, 1996 and 1995....................................     3

Unaudited Consolidated Statements of Cash Flows - Three-Month
Periods Ended March 31, 1996 and 1995....................................     4

Notes to Unaudited Consolidated Financial Statements.....................     5

Management's Discussion and Analysis of Financial Condition and
Results of Operations....................................................     9



PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
Signatures...............................................................    11

Exhibit 11. Computation of Net Income Per
Common Share.............................................................    12

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Stockholders and Board of Directors of

United Fire & Casualty Company:


We have reviewed the  accompanying  consolidated  balance sheet of UNITED FIRE &

CASUALTY  COMPANY (an Iowa  corporation)  AND SUBSIDIARIES as of March 31, 1996,

and the related  consolidated  statements of  operations  and cash flows for the three-month  periods ended March 31, 1996 and 1995.  These financial  statements are the responsibility of the Company's management.


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

Subsidiaries  as of December  31, 1995,  and, in our report  dated  February 22,

1996, we expressed an unqualified opinion on that statement. In our opinion, the information  set  forth in the  accompanying  consolidated  balance  sheet as of

December 31, 1995, is fairly stated,  in all material  respects,  in relation to the consolidated balance sheet from which it has been derived.




                                 /s/ Arthur Andersen LLP
                                 Arthur Andersen LLP


Chicago, Illinois
May 2, 1996

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER , 1995


- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              1996                   1995
                                                                                                 UNAUDITED               Audited
- -----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market value $622,130 in 1996 and
    $617,915 in 1995)......................................................................      $607,431               $589,687
    Available-for-sale, at market (cost $79,857 in 1996 and $80,464 in 1995)...............        78,268                 84,707
  Equity securities (cost $24,941 in 1996 and $25,558 in 1995).............................        79,339                 75,678
  Mortgage loans...........................................................................         3,021                  3,041
  Policy loans.............................................................................         7,275                  7,163
  Other long-term investments (cost $8,028 in 1996 and $7,563 in 1995).....................         9,321                  8,627
  Short-term investments...................................................................         7,014                 21,530
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                  791,669                790,433
CASH AND CASH EQUIVALENTS..................................................................         6,429                  6,998
ACCRUED INVESTMENT INCOME..................................................................        11,454                 11,517
ACCOUNTS RECEIVABLE........................................................................        44,231                 38,620
DEFERRED POLICY ACQUISITION COSTS..........................................................        53,093                 52,670
PROPERTY AND EQUIPMENT.....................................................................        13,130                 13,252
REINSURANCE RECEIVABLES....................................................................        16,935                 15,996
PREPAID REINSURANCE PREMIUMS...............................................................         4,048                  3,865
INTANGIBLES................................................................................         1,525                  1,589
INCOME TAXES RECEIVABLE....................................................................            --                  1,005
OTHER ASSETS...............................................................................         8,917                  7,161
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $951,431               $943,106
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance........................................................      $208,626               $203,702
    Life insurance.........................................................................       391,054                393,603
  Unearned premiums........................................................................       100,062                 97,025
  Accrued expenses and other liabilities...................................................        17,836                 23,376
  Employee benefit obligations.............................................................         5,870                  5,693
  Income taxes payable.....................................................................         2,736                     --
  Deferred income taxes....................................................................        10,226                 10,954
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES..........................................................................      $736,410               $734,353
- --------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock..............................................................................      $ 36,098               $ 36,098
 Additional paid-in capital................................................................        12,030                 12,031
 Retained earnings.........................................................................       131,560                124,430
 Net unrealized appreciation, net of applicable income taxes  of $18,769 in 1996
   and $19,232 in 1995.....................................................................        35,333                 36,194
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY.................................................................      $215,021               $208,753
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................      $951,431               $943,106
================================================================================================================================

THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1996                   1995
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Premiums earned..........................................................................   $    55,593            $    51,447
  Investment income, net...................................................................        14,020                 12,311
  Realized investment gains and other income...............................................         4,057                    373
  Commission and policy fee income.........................................................           431                    462
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   74,101                 64,593
- ----------------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses...........................................................        35,737                 31,047
  Increase in liability for future policy benefits.........................................         1,053                  2,927
  Amortization of deferred policy acquisition costs........................................        14,304                 11,524
  Other underwriting expenses..............................................................         5,924                  6,626
  Interest on policyholders' accounts......................................................         5,115                  4,828
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   62,133                 56,952
- ----------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes...............................................................        11,968                  7,641
  Federal income taxes.....................................................................         3,213                  1,393
- ----------------------------------------------------------------------------------------------------------------------------------
  Net Income...............................................................................   $     8,755            $     6,248
==================================================================================================================================
  Net Income per common share .............................................................   $       .81            $       .58
==================================================================================================================================
Weighted average common shares outstanding.................................................    10,829,448             10,829,706
==================================================================================================================================
Cash dividends declared per common share...................................................   $       .15            $       .13
==================================================================================================================================

THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1996                   1995
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income.................................................................................       $ 8,755                $ 6,248
- ----------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities
  Net bond discount accretion..............................................................          (199)                  (529)
  Depreciation and amortization............................................................           597                    654
  Realized investment gains................................................................        (2,000)                  (373)
  Changes in:
     Accrued Investment income.............................................................            63                    565
     Accounts receivable...................................................................        (5,611)                (4,869)
     Deferred policy acquisition costs.....................................................          (423)                  (754)
     Reinsurance receivables...............................................................          (939)                 5,714
     Prepaid reinsurance premiums..........................................................          (183)                  (664)
     Income taxes receivable/payable.......................................................         3,741                  1,005
     Other assets..........................................................................        (1,756)                  (586)
     Future policy benefits and losses,
       claims and settlement expenses......................................................         5,340                   (214)
     Unearned premiums.....................................................................         3,037                  3,735
     Accrued expenses and other liabilities................................................        (3,915)                 1,161
     Employee benefit obligations..........................................................           177                    383
     Deferred income taxes.................................................................          (265)                   (36)
- ----------------------------------------------------------------------------------------------------------------------------------
  Total adjustments........................................................................       $(2,336)               $ 5,192
- ----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities................................................       $ 6,419                $11,440
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments.....................................       $ 9,169                $    85
  Proceeds from call and maturity of held-to-maturity investments..........................        17,364                  7,585
  Proceeds from call and maturity of available-for-sale investments........................         4,297                    514
  Proceeds from sale of other investments..................................................        15,359                  4,641
  Purchase of investments held-to-maturity.................................................       (34,888)               (17,132)
  Purchase of investments available-for-sale...............................................       (10,264)                    --
  Purchase of other investments............................................................        (1,399)                (4,740)
  Proceeds from sale of property and equipment.............................................            91                     15
  Purchase of property and equipment.......................................................          (502)                  (353)
- ----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities....................................................       $  (773)               $(9,385)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
      Deposits to investment and universal life type contracts.............................       $23,385                $19,005
      Withdrawals from investment and universal life type contracts........................       (26,350)               (19,614)
  Purchase and retirement of common stock..................................................            (2)                    (6)
  Payment of cash dividends................................................................        (3,248)                (2,744)
- ----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities....................................................       $(6,215)               $(3,359)
- ----------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents......................................................       $  (569)               $(1,304)
Cash and Cash Equivalents at Beginning of Year.............................................         6,998                 10,255
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period.................................................       $ 6,429                $ 8,951
==================================================================================================================================

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

December 31, 1995.  The review  report of Arthur  Andersen LLP  accompanies  the unaudited consolidated financial statements included in Item 1 of Part I.


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

   The preparation of financial statements in conformity with generally accepted accounting  principles  ("GAAP")  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.

   Certain  amounts  included in the financial  statements for the previous year have been reclassified to conform with the financial  statement  presentation at

March 31, 1996.


NOTE 3.

     For purposes of reporting  cash flows,  cash and cash  equivalents  include cash and  non-negotiable  certificates  of deposit with  original  maturities of three  months or less.  Income  taxes paid,  net of refunds for the three months ended March 31, 1996 and 1995 were $(263,000), and $400,000, respectively. There were no significant  payments of interest through March 31, 1996 and 1995, other than interest credited to policyholders' accounts.


NOTE 4.

   Earnings per common share,  common shares  outstanding  and weighted  average common shares outstanding have been retroactively restated for additional shares issued as a result of a three for two stock split to  stockholders  of record as of December 18, 1995.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.

     Included in realized  gains and other income is  $2,057,000  in interest in connection  with the settlement of a Federal income tax Revenue Agent Review for previous tax years.


NOTE 6.

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

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     A  reconciliation  of the amortized  cost to fair values of  investments in held-to-maturity  and  available-for-sale  fixed  maturities,  marketable equity securities and other long-term investments as of March 31, 1996 is as follows.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1996                                                                            Gross           Gross
                                                                         Amortized     Unrealized       Unrealized        Fair
TYPE OF INVESTMENT                                                         Cost       Appreciation     Depreciation       Value
- ----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
  Bonds
    United States Government, government agencies
    and authorities
     Collateralized mortgage obligations ("CMOs")...................    $ 30,674        $   293           $1,028        $ 29,939
      Mortgage-backed securities....................................      26,914          2,255               --          29,169
      All others....................................................       4,084            329               33           4,380
    States, municipalities and political subdivisions...............     191,312          8,735            1,177         198,870
     Foreign........................................................       6,853            242               --           7,095
     Public utilities...............................................      58,265            106            1,497          56,874
     Corporate bonds
      Collateralized mortgage obligations ("CMOs")..................      98,113          1,900            1,441          98,572
      All other corporate bonds.....................................     191,216          7,022            1,007         197,231
- ----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity..............................................    $607,431        $20,882           $6,183        $622,130
==================================================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
  Bonds
   United States Government, government agencies
   and authorities
    Collateralized mortgage obligations ("CMOs")....................    $ 64,406        $ 1,114           $2,011        $ 63,509
    Mortgage-backed securities......................................          70              5               --              75
    All others......................................................         336             --                7             329
   Public utilities.................................................         206             --               22             184
   Corporate bonds
    Collateralized mortgage obligations ("CMOs")....................      14,229            436            1,105          13,560
    All other corporate bonds.......................................         610             14               13             611
- ----------------------------------------------------------------------------------------------------------------------------------
   Total available-for-sale fixed maturities........................    $ 79,857        $ 1,569           $3,158        $ 78,268
- ----------------------------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks
    Public utilities................................................    $  3,561        $ 4,948          $   --         $  8,509
    Banks, trust and insurance companies............................      11,964         33,475             102           45,337
    All other common stocks.........................................       8,566         16,372             264           24,674
  Nonredeemable preferred stocks....................................         850             --              31              819
- ----------------------------------------------------------------------------------------------------------------------------------
  Total equity securities...........................................    $ 24,941        $54,795          $  397         $ 79,339
- ----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale............................................    $104,798        $56,364          $3,555         $157,607
==================================================================================================================================
Other long-term investments.........................................    $  8,028        $ 1,444          $  151         $  9,321
==================================================================================================================================



UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The   amortized   cost   and   fair   value   of    held-to-maturity    and

available-for-sale  fixed  maturities at March 31, 1996 by contractual  maturity are shown below.  Expected  maturities will differ from  contractual  maturities because  borrowers  may have the  right to call or  prepay  obligations  with or without call or prepayment penalties.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1996                                                               Held-to-maturity               Available-for-sale
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        Amortized                      Amortized
                                                                           Cost        Fair Value         Cost          Fair Value
- ----------------------------------------------------------------------------------------------------------------------------------
Due in one year or less.............................................    $  6,566       $  6,638         $    --          $    --

Due after one year through five years...............................      67,414         70,724             536              529

Due after five year through ten years...............................     172,810        179,131             616              595

Due after ten years.................................................     204,940        207,957              --               --

Mortgage-backed securities..........................................      26,914         29,169              70               75

Collateralized mortgage obligations ("CMOs")........................     128,787        128,511          78,635           77,069
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        $607,431       $622,130         $79,857          $78,268
==================================================================================================================================


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY


ASSETS

   The Company's fixed income portfolio increased  $11,305,000 between March 31,

1996 and December 31, 1995. Net unrealized losses of $1,589,000 were recorded on the available-for-sale  fixed income securities.  Approximately 30% of the fixed income portfolio are collateralized  mortgage obligations ("CMOs"),  compared to

31% at December  31,  1995.  The  Company's  ongoing  review of the fixed income market has shown that for asset and credit  quality,  CMOs still  offer the best yield available. The Company minimizes its prepayment risk by buying most issues priced  at a slight  discount.  While  buying  at a  discount  does not  prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition,  although  the stated  maturity is longer than the average life of the issues,  the Company is concentrating on buying issues with expected maturity in the seven- to- twelve- year range.  The Company also monitors the FLUX ratios of the  CMOs it is  purchasing,  looking  to add  less  volatile  positions  to its portfolio. FLUX measures cashflow variability about a predefined set of interest rate scenarios.

     The Company also invests in readily marketable common and preferred stocks,

all of which are classified as  available-for-sale.  Other long-term investments are  primarily  holdings  in  limited  partnership  funds  investing  in  banks.

Unrealized  appreciation  on stocks  and  other  long-term  investments,  net of applicable income taxes, increased between 1996 and 1995 by $4,507,000.

     The Company's short-term  investments,  comprised of money market accounts,

overnight  repurchase  agreements  and fixed  maturities  are  utilized  to meet anticipated  short-term  cash  requirements.  The  decrease  in  this  asset  of

$14,516,000  was due primarily to the life insurance  segment's  withdrawal of a block of single premium business during the first quarter of 1996.

     The  Company's  accounts  receivable  are  balances  due from  property and casualty insurance agents and brokers for premiums written,  net of commissions.

In 1996, this asset grew by $5,611,000 or 15%. Premiums writings are increasing,

as is  utilization  of the Company's  deferred  billing plan.

     The balance in the Company's  deferred  acquisition  costs  asset  remained relatively  flat between years, due to  an  increase in premium writings  with a less than  comparable increase in associated  underwriting expenses.

     Reinsurance receivables are loss and expense payments  and  ceded  reserves that  are  due the Company from reinsurers.  The balance in this asset increased

$939,000  or  6%.   The Company does not  anticipate  collection  problems  with regard  to any  of its  reinsurance receivables.


LIABILITIES

     The property and casualty segment's gross reserves before ceded reinsurance for losses and settlement  expenses increased  $4,924,000 or 2% between 1996 and

1995. The largest catastrophe reserve continues to be the Northridge earthquake,

with gross reserves remaining of $5,109,000,  compared to $3,733,000 at December

31, 1995.                                  9

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

     The  Company  is not aware of any  significant  environmental  liabilities.

Because the Company writes property coverage, there does exist the potential for

exposure  to  environmental   pollution  and  asbestos  claims.   The  Company's

underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

     The  liability for future  policy  benefits and interest on  policyholders'

accounts  decreased  $2,549,000 due to the full fund  withdrawal of one block of universal life business totaling $15,600,000 during the first quarter.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

PROPERTY AND CASUALTY OPERATIONS


     Property and casualty premiums earned increased 13%, or $5,682,000  through

March 31, 1996,  when  compared to March 31, 1995.  Much of the growth came from our direct business and was concentrated in four midwestern states. In addition,

ceded premium rates remain flat,  which has the effect of increasing net premium writings.

     Loss and loss  adjustment  expenses  increased 14% or  $4,038,000  over the first  quarter of 1995 due to general  growth and winter storms that occurred in the first two months of 1996.

     The  increase in the property and  casualty  segments'  other  underwriting expenses,  (including  amortization of deferred acquisition costs) of $2,323,000 or 15%, resulted primarily from an increase in commissions incurred.


LIFE OPERATIONS

     A decrease of $1,509,000 in premiums  earned is completely  attributed to a decrease in collected traditional life products.  Interest credited increased by only $287,000  compared to $1,140,000 at March 31, 1995. This is a result of the withdrawal of one block of universal life business totaling  $15,600,000  during the first quarter. The Company anticipates a similar comparison throughout 1996.


INVESTMENT RESULTS

     Investment   income  rose  14%  in  1996,  over  1995,   which  is  largely

attributable to a growing fixed income portfolio.  In the first quarter of 1996,

the  Company  took  advantage  of  market  conditions  and  sold  a few  of  its available-for-sale  fixed income  securities,  contributing to the realized gain increase of $1,627,000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibits-Exhibit 11 - Computation of Net Income Per Common Share (Page 12).




SIGNATURES




Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.




UNITED FIRE & CASUALTY COMPANY
- -------------------------------------------------------------------------------
(REGISTRANT)


MAY 2, 1996
- -------------------------------------------------------------------------------
(DATE)





/s/ SCOTT MCINTYPRE, JR.
- -------------------------------------------------------------------------------


SCOTT MCINTYRE, JR.
CHAIRMAN AND CHIEF EXECUTIVE OFFICER




/S/ K.G. BAKER
- -------------------------------------------------------------------------------


K.G. BAKER, VICE PRESIDENT
CHIEF FINANCIAL OFFICER AND PRINCIPAL
ACCOUNTING OFFICER