Form 10-Q
period 1996-06-30
UNITED FIRE & CASUALTY CO
filed 1996-08-13
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



 X       Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
- ---      Exchange Act of 1934 for the quarterly period ended June 30, 1996


         Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of 1934 for the transition period from        to
                                                             ------    ------


Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         Iowa                             42-0644327
- ------------------------       ---------------------------------
(State of Incorporation)       (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                   52407
- ----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


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


As of July 31, 1996, 10,738,162 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES


TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION


Report of Independent Public Accountants.................................      1

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995....      2

Unaudited Consolidated Statements of Operations - Three-Month
Periods Ended June 30, 1996 and 1995.....................................      3

Unaudited Consolidated Statements of Operations - Six-Month
Periods Ended June 30, 1996 and 1995.....................................      4

Unaudited Consolidated Statements of Cash Flows - Six-Month
Periods Ended June 30, 1996 and 1995.....................................      5

Notes to Unaudited Consolidated Financial Statements.....................      6

Management's Discussion and Analysis of Financial Condition and
Results of Operations....................................................     10



PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
Signatures...............................................................     12

Exhibit 11. Computation of Net Income Per
Common Share.............................................................     13

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 1996, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                         /s/ Arthur Andersen LLP


Chicago, Illinois
July 31, 1996

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995

- ----------------------------------------------------------------------------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   1996             1995
                                                                                      UNAUDITED          Audited
- ----------------------------------------------------------------------------------------------------------------
INVESTMENTS
   Fixed maturities
      Held-to-maturity, at amortized cost (market value $627,749 in 1996
      and $617,915 in 1995).....................................................  $    619,680       $   589,687
      Available-for-sale, at market (cost $78,099 in 1996 and $80,464 in 1995)          73,872            84,707
   Equity securities (cost $25,048 in 1996 and  $25,558 in 1995)................        79,633            75,678
   Mortgage loans...............................................................         3,001             3,041
   Policy loans.................................................................         7,449             7,163
   Other long-term investments (cost $8,038 in 1996 and  $7,563 in 1995)........         9,319             8,627
   Short-term investments.......................................................         9,085            21,530
- ----------------------------------------------------------------------------------------------------------------
                                                                                       802,039           790,433
CASH AND CASH EQUIVALENTS.......................................................         7,314             6,998
ACCRUED INVESTMENT INCOME.......................................................        11,682            11,517
ACCOUNTS RECEIVABLE.............................................................        51,841            38,620
DEFERRED POLICY ACQUISITION COSTS...............................................        56,622            52,670
PROPERTY AND EQUIPMENT..........................................................        13,175            13,252
REINSURANCE RECEIVABLES.........................................................        18,169            15,996
PREPAID REINSURANCE PREMIUMS....................................................         4,051             3,865
INTANGIBLES.....................................................................         1,462             1,589
INCOME TAXES RECEIVABLE.........................................................           -               1,005
OTHER ASSETS....................................................................         7,353             7,161
- ----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS....................................................................  $    973,708       $   943,106
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------
LIABILITIES
   Future policy benefits and losses, claims and settlement expenses
     Property and casualty insurance............................................  $    214,174       $   203,702
     Life insurance.............................................................       398,829           393,603
   Unearned premiums............................................................       108,084            97,025
   Accrued expenses and other liabilities.......................................        23,576            23,376
   Employee benefit obligations.................................................         6,240             5,693
   Income taxes payable.........................................................           455               -
   Deferred income taxes........................................................         8,092            10,954
- ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES...............................................................  $    759,450      $    734,353
- ----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock...................................................................  $     35,830      $     36,098
 Additional paid-in capital.....................................................         9,923            12,031
 Retained earnings..............................................................       135,110           124,430
 Net unrealized appreciation, net of applicable income taxes of $17,907
 in 1996 and $19,232 in 1995....................................................        33,732            36,194
 Less: Treasury stock...........................................................           337               -
- ----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY......................................................  $    214,258     $     208,753
- ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $    973,708     $     943,106
================================================================================================================
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

- -------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands
                                                                   Except Per Share Data)
- -------------------------------------------------------------------------------------------
                                                                     1996            1995
- -------------------------------------------------------------------------------------------
Revenues
   Premiums earned..........................................  $    56,209     $    49,833
   Investment income, net...................................       14,078          13,513
   Realized investment gains and other income...............          791             539
   Commission and policy fee income.........................          514             477
- -------------------------------------------------------------------------------------------
                                                                   71,592          64,362
- -------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
   Losses and settlement expenses...........................       39,753          29,866
   Increase in liability for future policy benefits.........        1,541           1,783
   Amortization of deferred policy acquisition costs........       11,388           8,341
   Other underwriting expenses..............................        7,404           9,537
   Interest on policyholders' accounts......................        5,054           5,078
- -------------------------------------------------------------------------------------------
                                                                   65,140          54,605
- -------------------------------------------------------------------------------------------
   Income before income taxes...............................        6,452           9,757
   Federal income taxes.....................................        1,291           2,514
- -------------------------------------------------------------------------------------------
   Net Income...............................................  $     5,161     $     7,243
===========================================================================================
   Net Income per common share .............................  $      0.48     $      0.67
===========================================================================================
Weighted average common shares outstanding..................   10,794,675      10,829,706
===========================================================================================
Cash dividends declared per common share....................  $      0.15     $      0.14
===========================================================================================

The Notes to Unaudited Consolidated Financial Statements are in integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

- -------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands
                                                                   Except Per Share Data)
- -------------------------------------------------------------------------------------------
                                                                     1996            1995
- -------------------------------------------------------------------------------------------
Revenues
   Premiums earned.........................................   $   111,802     $    101,280
   Investment income, net..................................        28,098           25,824
   Realized investment gains and other income..............         4,848              912
   Commission and policy fee income........................           945              939
- -------------------------------------------------------------------------------------------
                                                                  145,693          128,955
- -------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
   Losses and settlement expenses..........................        75,490           60,913
   Increase in liability for future policy benefits........         2,594            4,710
   Amortization of deferred policy acquisition costs.......        25,692           19,865
   Other underwriting expenses.............................        13,328           16,163
   Interest on policyholders' accounts.....................        10,169            9,906
- -------------------------------------------------------------------------------------------
                                                                  127,273          111,557
- -------------------------------------------------------------------------------------------
   Income before income taxes..............................        18,420           17,398
   Federal income taxes....................................         4,504            3,907
- -------------------------------------------------------------------------------------------
   Net Income..............................................   $    13,916     $     13,941
===========================================================================================
   Net Income per common share ............................   $      1.29     $       1.25
===========================================================================================
Weighted average common shares outstanding.................    10,812,061       10,829,706
===========================================================================================
Cash dividends declared per common share...................   $      0.30     $       0.27
===========================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                              4

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

- ------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
- ------------------------------------------------------------------------------------------------------------
                                                                                         1996         1995
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income........................................................................   $ 13,916     $ 13,491
- ------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities
   Net bond discount accretion....................................................       (340)        (530)
   Depreciation and amortization..................................................      1,143          470
   Realized investment gains......................................................     (2,791)        (912)
   Changes in:
       Accrued investment income..................................................       (165)        (352)
       Accounts receivable........................................................    (13,221)      (9,969)
       Deferred policy acquisition costs..........................................     (3,952)      (3,109)
       Reinsurance receivables....................................................     (2,173)       4,605
       Prepaid reinsurance premiums...............................................       (186)        (658)
       Income taxes receivable/payable............................................      1,460           48
       Other assets...............................................................       (192)         761
       Future policy benefits and losses,
           claims and settlement expenses.........................................     12,757        5,477
       Unearned premiums..........................................................     11,059       10,545
       Accrued expenses and other liabilities.....................................      1,825       (5,177)
       Employee benefit obligations...............................................        547          393
       Deferred income taxes......................................................     (1,537)         188
- ------------------------------------------------------------------------------------------------------------
   Total adjustments..............................................................   $  4,234     $  1,780
- ------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities......................................   $ 18,150     $ 15,271
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Proceeds from sale of available-for-sale investments...........................   $ 18,894     $     85
   Proceeds from call and maturity of held-to-maturity investments................     34,539       14,592
   Proceeds from call and maturity of available-for-sale investments..............      5,431          704
   Proceeds from sale of other investments........................................     17,176        6,690
   Purchase of investments held-to-maturity.......................................    (63,919)     (47,819)
   Purchase of investments available-for-sale.....................................    (18,773)        (150)
   Purchase of other investments..................................................     (5,610)      (7,154)
   Proceeds from sale of property and equipment...................................        229          823
   Purchase of property and equipment.............................................     (1,168)      (1,586)
- ------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities..........................................   $(13,201)    $(33,815)
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Policyholders' account balances
       Deposits to investment and universal life type contracts...................   $ 41,238     $ 45,024
       Withdrawals from investment and universal life type contracts..............    (38,297)     (27,912)
   Purchase and retirement of common stock........................................     (2,713)          (6)
   Payment of cash dividends......................................................     (4,861)      (4,332)
- ------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities............................   $ (4,633)    $ 12,774
- ------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents..................................   $    316     $ (5,770)
Cash and Cash Equivalents at Beginning of Year....................................      6,998       10,255
- ------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period........................................   $  7,314     $  4,485
============================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                                      5

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

NOTE 2.

     The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Iowa. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAPP.

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

    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at June 30, 1996.

NOTE 3.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the six month periods ended June 30, 1996 and 1995 were $5,600,000, and $3,700,000, respectively.
There were no significant payments of interest through June 30, 1996 and 1995, other than interest credited to policyholders' accounts.

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

    In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the Financial Accounting Standards Board allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one-time reassessment to reclassify $79,131,000 in securities from held-to-maturity to the available-for-sale portfolio. In connection with this reclassification , gross unrealized gains of $5,145,000 and gross unrealized losses of $908,000 were recorded in available-for-sale securities and in stockholders' equity.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of June 30, 1996 is as follows.

- --------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
- --------------------------------------------------------------------------------------------------------------------
JUNE 30, 1996                                                                  Gross          Gross
                                                                Amortized    Unrealized     Unrealized      Fair
TYPE OF INVESTMENT                                                 Cost     Appreciation   Depreciation     Value
- --------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
     United States Government, government agencies
     and authorities
      Collateralized mortgage obligations ("CMOs")...........    $ 25,510        $    --        $1,426     $ 24,084
      Mortgage-backed securities.............................      24,865          1,800             2       26,663
      All others.............................................       4,093            278            49        4,322
    States, municipalities and political subdivisions........     199,507          7,410         1,803      205,114
     Foreign.................................................       6,849            159            51        6,957
     Public utilities........................................      61,065             85         2,405       58,745
     Corporate bonds
      Collateralized mortgage obligations ("CMOs")...........     101,782          2,238         1,669      102,351
      All other corporate bonds..............................     196,009          5,594         2,090      199,513
- --------------------------------------------------------------------------------------------------------------------
Total held-to-maturity.......................................    $619,680        $17,564        $9,495     $627,749
====================================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
     United States Government, government agencies
     and authorities
       Collateralized mortgage obligations ("CMOs")..........    $ 58,397        $   406        $3,570     $ 55,233
       Mortgage-backed securities............................          69              5            --           74
       All others............................................       5,837             21            25        5,833
     Public utilities........................................         206             --            22          184
     Corporate bonds
      Collateralized mortgage obligations ("CMOs")...........      12,978             90         1,128       11,940
      All other corporate bonds..............................         612             11            15          608
- --------------------------------------------------------------------------------------------------------------------
     Total available-for-sale fixed maturities...............    $ 78,099        $   533        $4,760     $ 73,872
- --------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities........................................    $  3,561        $ 5,284        $   --     $  8,845
     Banks, trust and insurance companies....................      11,965         33,551            77       45,439
     All other common stocks.................................       8,672         16,035           180       24,527
   Nonredeemable preferred stocks............................         850             --            28          822
- --------------------------------------------------------------------------------------------------------------------
   Total equity securities...................................    $ 25,048        $54,870        $  285     $ 79,633
- --------------------------------------------------------------------------------------------------------------------
Total available-for-sale.....................................    $103,147        $55,403        $5,045     $153,505
====================================================================================================================
Other long-term investments..................................    $  8,038        $ 1,281        $   --     $  9,319
====================================================================================================================

                                                      8

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

- --------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
- --------------------------------------------------------------------------------------------------------------------
JUNE 30, 1996                                                   Held-to-maturity             Available-for-sale
- --------------------------------------------------------------------------------------------------------------------
                                                            Amortized                    Amortized
                                                              Cost         Fair Value      Cost          Fair Value
- --------------------------------------------------------------------------------------------------------------------
Due in one year or less..................................    $  9,457      $  9,658        $    48       $    47
Due after one year through five years....................     124,836       129,303          1,593         1,585
Due after five years through ten years...................     168,985       170,772          2,516         2,474
Due after ten years......................................     164,245       164,918          2,497         2,519
Mortgage-backed securities...............................      24,865        26,663             69            74
Collateralized mortgage obligations ("CMOs").............     127,292       126,435         71,375        67,173
- --------------------------------------------------------------------------------------------------------------------
                                                             $619,680      $627,749        $78,098       $73,872
====================================================================================================================


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
ASSETS

    The Company's fixed income portfolio increased $19,158,000 between June 30, 1996 and December 31, 1995. Net unrealized losses of $4,226,000 were recorded on the available-for-sale fixed maturity securities, compared to an unrealized gain of $4,243,000 at December 31, 1995. Approximately 28% of the Company's fixed maturities are collateralized mortgage obligations ("CMOs"), compared to 31% at December 31, 1995. The Company minimizes its prepayment risk by buying mostly issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven- to- twelve- year range. The Company also monitors the FLUX ratios of the CMOs it is purchasing, looking to add less volatile positions to its portfolio. FLUX measures cashflow variability about a predefined set of interest rate scenarios.

    The Company also invests in readily marketable common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks.
Unrealized appreciation on stocks and other long-term investments, net of applicable income taxes, increased between 1996 and 1995 by $4,683,000 or 9%.

    The Company's short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities are utilized to meet anticipated short-term cash requirements. The decrease in this asset of $12,445,000 was due primarily to the life insurance segment's withdrawal of a block of single premium business during the first quarter of 1996.

    The Company's accounts receivable are balances due from property and casualty insurance agents and brokers for premiums written, net of commissions. In 1996, this asset grew by $13,221,000 or 34%. Premium writings are increasing, as is utilization of the Company's deferred billing plan.

    The balance in the Company's deferred acquisition costs asset increased $3,952,000 or 8% between June 30, 1996 and December 31, 1995. Increased property and casualty premium writings and associated expenses contributed to this increase.

    Reinsurance receivables are loss and expense payments and ceded reserves that are due the Company from reinsurers. The balance in this asset increased $2,173,000 or 14%. The Company does not anticipate collection problems with regard to any of its reinsurance receivables.

LIABILITIES

    The property and casualty segment's gross reserves before ceded reinsurance for losses and settlement expenses increased a moderate $10,472,000 or 5% between 1996 and 1995. The largest catastrophe reserve continues to be the Northridge earthquake, with gross reserves remaining of $5,360,000, compared to $3,733,000 at December 31, 1995.

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

    The liability for future policy benefits and interest on policyholders' accounts saw a slight decrease of $2,116,000 due to the full fund withdrawal of one block of universal life business totaling $15,600,000 during the first quarter of 1996.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

PROPERTY AND CASUALTY OPERATIONS

    Property and casualty premiums earned increased 13%, or $12,061,000 through June 30, 1996, when compared to June 30, 1995. Much of the growth came from our direct business and was concentrated in four midwestern states. In addition, ceded premium rates remain flat, which has the effect of increasing net premium writings.

    Loss and settlement expenses incurred by the property and casualty segment increased 23% or $13,406,000 over the first half of 1995 due to general growth and winter storms that occurred during the first two months of 1996. The second quarter for 1996 results were adversely affected by an increase in storm activity, particularly in Illinois. The second quarter of 1995 was unusual in that there was relatively little storm activity in the midwest that year.

    The increase in the property and casualty segments' other underwriting expenses, (including amortization of deferred acquisition costs) of $4,768,000 or 16%, resulted primarily from an increase in commissions incurred.

LIFE OPERATIONS

    A decrease of $1,535,000 in premiums earned is attributable to a decrease in collected traditional life products. Interest credited increased by only $263,000 compared to $1,743,000 at June 30, 1995. This is a result of the withdrawal of one block of universal life business totaling $15,600,000 during the first quarter. The Company anticipates a similar comparison throughout 1996.

INVESTMENT RESULTS

    Investment income rose 9% in 1996, over 1995, which is largely attributable to a growing fixed income portfolio. In the first half of 1996, the Company took advantage of market conditions and sold a few of its available-for-sale fixed income securities, contributing to the realized gain increase of $3,936,000. In addition, the settlement of a Federal income tax Revenue Agent Review for previous tax years resulted in the receipt of $2,057,000 in interest, which is included in realized gains and other income.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits-Exhibit 11 - Computation of Net Income Per Common Share (Page 13).




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNITED FIRE & CASUALTY COMPANY
- --------------------------------------------------------------------------------
(REGISTRANT)



JULY 31, 1996
- --------------------------------------------------------------------------------
(DATE)



/s/ Scott McIntyre, Jr.
- --------------------------------------------------------------------------------
SCOTT MCINTYRE, JR.
CHAIRMAN AND CHIEF EXECUTIVE OFFICER



/s/ K.G. Baker
- --------------------------------------------------------------------------------
K.G. BAKER, VICE PRESIDENT
CHIEF FINANCIAL OFFICER AND PRINCIPAL
ACCOUNTING OFFICER