Form 10-Q
period 1996-09-30
UNITED FIRE & CASUALTY CO
filed 1996-11-13
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



 X       Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
---      Exchange Act of 1934 for the quarterly period ended September 30, 1996
                                                             ------------------

         Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
---      Exchange Act of 1934 for the transition period from         to
                                                            ---------  --------


Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          Iowa                                            42-0644327
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                                      52407
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

YES   X      NO
   -------      -------


As of October 30, 1996, 10,727,712 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES


TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

Report of Independent Public Accountants                                       1

Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995     2

Unaudited Consolidated Statements of Operations - Three-Month
Periods Ended September 30, 1996 and 1995                                      3

Unaudited Consolidated Statements of Operations - Nine-Month
Periods Ended September 30, 1996 and 1995                                      4

Unaudited Consolidated Statements of Cash Flows - Nine-Month
Periods Ended September 30, 1996 and 1995                                      5

Notes to Unaudited Consolidated Financial Statements                           6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         10


PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
Signatures                                                                    12

Exhibit 11. Computation of Net Income Per
Common Share                                                                  13

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ----------------------------------------


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


                                    /s/ Arthur Andersen LLP


Chicago, Illinois
October 30, 1996

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

-----------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------
ASSETS                                                                      1996             1995
                                                                         Unaudited         Audited
-----------------------------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $651,778 in 1996 and $617,915 in 1995)                        $  641,452          $589,687
    Available-for-sale, at market (cost $77,348
    in 1996 and $80,464 in 1995)                                            73,554            84,707
  Equity securities (cost $25,917 in 1996 and $25,558 in 1995)              85,011            75,678
  Mortgage loans                                                             2,980             3,041
  Policy loans                                                               7,667             7,163
  Other long-term investments (cost $8,140 in 1996
  and $7,563 in 1995)                                                        9,123             8,627
  Short-term investments                                                    11,998            21,530
-----------------------------------------------------------------------------------------------------
                                                                           831,785           790,433

CASH AND CASH EQUIVALENTS                                                   10,679             6,998
ACCRUED INVESTMENT INCOME                                                   12,116            11,517
ACCOUNTS RECEIVABLE                                                         47,822            38,620
DEFERRED POLICY ACQUISITION COSTS                                           57,866            52,670
PROPERTY AND EQUIPMENT                                                      12,829            13,252
REINSURANCE RECEIVABLES                                                     21,347            15,996
PREPAID REINSURANCE PREMIUMS                                                 4,344             3,865
INTANGIBLES                                                                  1,399             1,589
INCOME TAXES RECEIVABLE                                                      2,979             1,005
OTHER ASSETS                                                                 7,268             7,161
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $1,010,434          $943,106
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                     $  226,458          $203,702
    Life insurance                                                         411,694           393,603
  Unearned premiums                                                        110,102            97,025
  Accrued expenses and other liabilities                                    29,313            23,376
  Employee benefit obligations                                               6,412             5,693
  Deferred income taxes                                                      9,486            10,954
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       $  793,465          $734,353
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                          $   35,794          $ 36,098
  Additional paid-in capital                                                 9,622            12,031
  Retained earnings                                                        134,797           124,430
  Net unrealized appreciation, net of applicable income taxes of
  $19,526 in 1996 and $19,232 in 1995                                       36,756            36,194
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              $  216,969          $208,753
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,010,434          $943,106
=====================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

--------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands
                                                                 Except Per Share Data)
--------------------------------------------------------------------------------------------
                                                             1996                  1995
--------------------------------------------------------------------------------------------
Revenues
  Premiums earned                                       $    60,722           $    52,382
  Investment income, net                                     14,530                13,542
  Realized investment gains and other income                    569                   521
  Commission and policy fee income                              495                   457
--------------------------------------------------------------------------------------------
                                                             76,316                66,902
--------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                             47,778                31,918
  Increase in liability for future policy benefits            1,718                 2,594
  Amortization of deferred policy acquisition costs          13,060                10,456
  Other underwriting expenses                                 8,276                 7,892
  Interest on policyholders' accounts                         5,239                 4,974
--------------------------------------------------------------------------------------------
                                                             76,071                57,834
--------------------------------------------------------------------------------------------
  Income before income taxes                                    245                 9,068
  Federal income taxes                                       (1,054)                2,507
--------------------------------------------------------------------------------------------
  Net income                                                  1,299           $     6,561
============================================================================================
Net Income per common share                             $      0.12           $      0.60
============================================================================================
Weighted average common shares outstanding               10,740,639            10,829,554
============================================================================================
Cash dividends declared per common share                $      0.15           $      0.13
============================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

-----------------------------------------------------------------------------------------
                                                                (Dollars in Thousands
                                                                Except Per Share Data)
-----------------------------------------------------------------------------------------
                                                             1996                  1995
-----------------------------------------------------------------------------------------
Revenues
  Premiums earned                                      $   172,524           $   153,662
  Investment income, net                                    42,628                39,366
  Realized investment gains and other income                 5,417                 1,433
  Commission and policy fee income                           1,440                 1,396
-----------------------------------------------------------------------------------------
                                                           222,009               195,857
-----------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                           123,268                92,831
  Increase in liability for future policy benefits           4,312                 7,304
  Amortization of deferred policy acquisition costs         38,752                30,321
  Other underwriting expenses                               21,604                24,055
  Interest on policyholders' accounts                       15,408                14,880
-----------------------------------------------------------------------------------------
                                                           203,344               169,391
-----------------------------------------------------------------------------------------
  Income before income taxes                                18,665                26,466
  Federal income taxes                                       3,450                 6,414
-----------------------------------------------------------------------------------------
  Net income                                           $    15,215           $    20,052
=========================================================================================
Net Income per common share                            $      1.41           $      1.85
=========================================================================================
Weighted average common shares outstanding              10,788,080            10,829,654
=========================================================================================
Cash dividends declared per common share               $      0.45           $      0.40
=========================================================================================


The notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

--------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
--------------------------------------------------------------------------------------------------
                                                                           1996             1995
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                              $ 15,215         $ 20,052
--------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
  operating activities
  Net bond discount accretion                                               (421)            (685)
  Depreciation and amortization                                            1,604            1,044
  Realized investment gains                                               (3,360)          (1,433)
  Changes in:
     Accrued investment income                                              (599)            (653)
     Accounts receivable                                                  (9,202)          (8,353)
     Deferred policy acquisition costs                                    (5,196)          (4,648)
     Reinsurance receivables                                              (5,351)           7,548
     Prepaid reinsurance premiums                                           (479)            (925)
     Income taxes receivable                                              (1,974)          (1,233)
     Other assets                                                           (107)             953
     Future policy benefits and losses, claims and
        settlement expenses                                               26,817            6,567
     Unearned premiums                                                    13,077           13,472
     Accrued expenses and other liabilities                                7,562              820
     Employee benefit obligations                                            719              590
     Deferred income taxes                                                (1,762)           1,247
---------------------------------------------------------------------------------------------------
  Total adjustments                                                     $ 21,328         $ 14,311
---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                             $ 36,543         $ 34,363
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                  $ 21,978         $  1,345
  Proceeds from call and maturity of held-to-maturity investments         60,840           19,187
  Proceeds from call and maturity of available-for-sale investments        5,454            3,205
  Proceeds from sale of other investments                                 18,929            7,277
  Purchase of investments held-to-maturity                              (111,896)         (80,473)
  Purchase of investments available-for-sale                             (21,447)          (3,219)
  Purchase of other investments                                          (10,575)          (9,643)
  Proceeds from sale of property and equipment                               501              889
  Purchase of property and equipment                                      (1,490)          (1,953)
---------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                 $(37,706)        $(63,385)
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts           $ 64,386         $ 65,985
     Withdrawals from investment and universal life type contracts       (50,356)         (35,202)
  Purchase and retirement of common stock                                 (2,713)             (10)
  Payment of cash dividends                                               (6,473)          (5,777)
---------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                             $  4,844         $ 24,996
---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                        $  3,681         $ (4,026)
Cash and Cash Equivalents at Beginning of Year                             6,998           10,255
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $ 10,679         $  6,229
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

NOTE 2.
    The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Iowa. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at September 30, 1996.

NOTE 3.
    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the nine month periods ended September 30, 1996 and 1995 were $8,200,000, and $6,400,000, respectively. There were no significant payments of interest through September 30, 1996 and 1995, other than interest credited to policyholders' accounts.

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

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of September 30, 1996 is as follows.


-----------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1996                                                    Gross           Gross
                                                       Amortized    Unrealized      Unrealized       Fair
TYPE OF INVESTMENT                                       Cost      Appreciation    Depreciation      Value
-----------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
  Bonds
    United States Government,
    government agencies and authorities
      Collateralized mortgage obligations ("CMOs")     $ 27,676      $   277          $1,185      $ 26,768
      Mortgage-backed securities                         23,739        1,747               2        25,484
      All others                                          3,842          270              45         4,067
    States, municipalities and political subdivisions   206,702        7,954           1,190       213,466
    Foreign                                               6,846          153              41         6,958
    Public utilities                                     71,170          217           1,986        69,401
    Corporate bonds
      Collateralized mortgage obligations ("CMOs")       96,044        2,162           1,444        96,762
      All other corporate bonds                         205,433        5,747           2,308       208,872
-----------------------------------------------------------------------------------------------------------
Total held-to-maturity                                 $641,452      $18,527          $8,201      $651,778
===========================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
  Bonds
    United States Government,
    government agencies and authorities
      Collateralized mortgage obligations ("CMOs")     $ 57,955      $   468          $3,259      $ 55,164
      Mortgage-backed securities                             69            4               0            73
      All others                                          6,679           17              26         6,670
    Public utilities                                        206            0              24           182
    Corporate bonds
      Collateralized mortgage obligations ("CMOs")       11,825           74           1,050        10,849
      All other corporate bonds                             614           12              10           616
-----------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities              $ 77,348      $   575          $4,369      $ 73,554
-----------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks
    Public utilities                                   $  3,562      $ 4,772          $    0      $  8,334
    Banks, trust and insurance companies                 12,589       38,293               0        50,882
    All other common stocks                               8,916       16,391             344        24,963
  Nonredeemable preferred stocks                            850            7              25           832
-----------------------------------------------------------------------------------------------------------
Total equity securities                                $ 25,917      $59,463          $  369      $ 85,011
-----------------------------------------------------------------------------------------------------------
Total available-for-sale                               $103,265      $60,038          $4,738      $158,565
===========================================================================================================
Other long-term investments                            $  8,140      $ 1,015          $   32      $  9,123
===========================================================================================================

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at September 30, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


-------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1996                                      Held-to-maturity                Available-for-sale
-------------------------------------------------------------------------------------------------------------
                                                   Amortized           Fair          Amortized         Fair
                                                      Cost             Value            Cost           Value
-------------------------------------------------------------------------------------------------------------
Due in one year or less                            $ 11,193         $ 11,349         $    48         $    48
Due after one year through five years               130,651          135,458             801             781
Due after five years through ten years              157,015          159,157           3,314           3,287
Due after ten years                                 195,134          196,800           3,336           3,352
Mortgage-backed securities                           23,739           25,484              69              73
Collateralized mortgage obligations ("CMOs")        123,720          123,530          69,780          66,013
-------------------------------------------------------------------------------------------------------------
                                                   $641,452         $651,778         $77,348         $73,554
=============================================================================================================

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
ASSETS

    The Company's fixed income portfolio increased $40,612,000 between September 30, 1996 and December 31, 1995. Net unrealized losses of $3,794,000 were recorded on the available-for-sale fixed maturity securities, compared to an unrealized gain of $4,243,000 at December 31, 1995. Approximately 27% of the Company's fixed maturities are collateralized mortgage obligations ("CMOs"), compared to 31% at December 31, 1995. The Company minimizes its prepayment risk by buying mostly issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven- to- twelve- year range.

    The Company also invests in readily marketable common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks.
Unrealized appreciation on stocks and other long-term investments, net of applicable income taxes, increased between 1996 and 1995 by $8,893,000 or 17%.

    The Company's short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities are utilized to meet anticipated short-term cash requirements. At December 31, 1995, the Company held a larger than normal balance in this account in anticipation of a withdrawal of a block of single premium business which occurred during the first quarter of 1996.

    The Company's accounts receivable are balances due from property and casualty insurance agents and brokers for premiums written, net of commissions. In 1996, this asset grew by $9,202,000 or 24% due to increased property and casualty premium writings.

    The balance in the Company's deferred acquisition costs asset increased $5,196,000 or 10% between September 30, 1996 and December 31, 1995. The increase in property and casualty premiums and associated expenses contributed to this increase.

    Reinsurance receivables are loss and expense payments and ceded reserves that are due the Company from reinsurers. The Company does not anticipate collection problems with regard to any of its reinsurance receivables.

LIABILITIES

    The property and casualty segment's gross reserves before ceded reinsurance for losses and settlement expenses increased $22,756,000 or 11% between 1996 and 1995. The largest catastrophe reserve continues to be the Northridge earthquake, with gross reserves remaining of $5,323,000, compared to $3,733,000 at December 31, 1995.

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

    The liability for future policy benefits and interest on policyholders' accounts saw an increase of $18,091,000 for the nine months ended September 30, 1996. During the third quarter, $9,500,000 of this increase is in the deferred annuity line of business. Surrenders in this line were offset by $15,000,000 in premiums received for the three months ended September 30, 1996. Single premium whole life experienced an increase of $1,300,000 in the third quarter compared to $1,900,000 in the first six months. This, combined with normal increases in other lines of business offset the full fund withdrawal of one block of universal life business totaling $15,600,000 during the first quarter.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

PROPERTY AND CASUALTY OPERATIONS

    Property and casualty premiums earned increased 14%, or $19,944,000 through September 30, 1996, when compared to September 30, 1995. Much of the growth came from our direct business and was concentrated in four midwestern states. In addition, ceded premium rates remain flat, which has the effect of increasing net premiums written.

    Loss and settlement expenses incurred by the property and casualty segment for the third quarter of 1996 increased 52% or $15,617,000 over 1995 due to general growth, and a few large commercial auto liability losses. Winter storms occurring during the first two months and wind and hail storms occurring during the second quarter adversely affected our nine month results.

    The increase in the property and casualty segments' other underwriting expenses, (including amortization of deferred acquisition costs) of $7,242,000 or 16%, resulted primarily from an increase in commissions incurred.

LIFE OPERATIONS

    The decrease of $1,109,000 in premiums earned is attributed to a decrease in collected traditional life premiums. The change in interest credited increased by only $528,000 compared to $2,459,000 at September 30, 1995. Even though the liability for future benefits increased for the deferred annuity block of business, the average interest rate being credited on this block is lower than it was during 1995. This is partially due to lower market rates and partially due to annuity contracts that were receiving guaranteed interest rates from 7.5% to 8% which have reached the end of the guaranteed period and are being exchanged for quarantees of 5.5% to 6% during 1996. Also, the withdrawal of one block of universal life business totaling $15,600,000 during the first quarter has resulted in less interest being credited this year. We anticipate a similar comparison throughout 1996.

INVESTMENT RESULTS

    Investment income rose 8% in 1996, over 1995, which is largely attributable to a growing fixed income portfolio. In the first half of 1996, the Company took advantage of market conditions and sold a few of its available-for-sale fixed income securities, contributing to the realized gain increase of $3,984,000. In addition, the settlement of a Federal income tax Revenue Agent Review for previous tax years resulted in the receipt of $2,057,000 in interest, which is included in realized investment gains and other income.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (A)  Exhibits-Exhibit 11 - Computation of Net Income Per Common Share (Page 13)




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNITED FIRE & CASUALTY COMPANY
-----------------------------------------------------------------------
(Registrant)



OCTOBER 30, 1996
-----------------------------------------------------------------------
(Date)



/s/ Gary L. Huber
-----------------------------------------------------------------------
Gary L. Huber
President and Chief Operating Officer




/s/ K.G. Baker
-----------------------------------------------------------------------
K.G. Baker, Vice President
Chief Financial Officer and Principal
Accounting Officer