Form 10-K405
period 1996-12-31
UNITED FIRE & CASUALTY CO
filed 1997-03-27
CIK 101199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X    Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
---   Act of 1934 for the fiscal year ended December 31, 1996
                                            -----------------

      Transition  Report  Pursuant  to  Section  13  or  15(d) of the Securities
---   Exchange Act of 1934 for the transition period from          to
                                                          --------   -----------
      Commission File Number  2-39621

                         UNITED FIRE & CASUALTY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Iowa                                    42-0644327
-----------------------------------------    -----------------------------------
       (State of Incorporation)               (IRS Employer Identification No.)

         118 Second Avenue, S.E.
           Cedar Rapids, Iowa                            52407-3909
-----------------------------------------    -----------------------------------
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
                 YES   X         NO
                     -----          -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.    X
            -----
   As of March 1, 1997, 10,727,712 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $139,423,556

                          FORM 10-K TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I:
            Item 1.     Business                                             1

            Item 2.     Properties                                           7

            Item 3.     Legal Proceedings                                    8

            Item 4.     Submission of Matters to a Vote of  Security
                        Holders                                              8

PART II:

            Item 5.     Market for Registrant's Common Equity and Related
                        Stockholder Matters                                  8

            Item 6.     Selected Financial Data                              9

            Item 7.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  9

            Item 8.     Financial Statements and Supplementary Data         15

            Item 9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                 41

PART III:

            Item 10.    Directors and Executive Officers of the Registrant  41

            Item 11.    Executive Compensation                              44

            Item 12.    Security Ownership of Certain Beneficial Owners
                        and Management                                      47

            Item 13.    Certain Relationships and Related Transactions      47

PART IV:

            Item 14.    Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                 48

            Signatures                                                      49

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

           118 Second Avenue S.E.
           P.O. Box 73909
           Cedar Rapids, Iowa 52407-3909
           (319-399-5700).

   The Company's subsidiaries are: Lafayette Insurance Company, a wholly owned property and casualty insurer, with its wholly owned subsidiary, a general agency, Insurance Brokers & Managers, Inc.; Addison Farmers' Insurance Company, a wholly owned property and casualty insurer, with its wholly owned subsidiaries, a general agency, Addison Insurance Agency, and a premium finance company, Crabtree Premium Finance Company; and United Life Insurance Company, a wholly owned life insurance company. As of December 31, 1996, the Company and its subsidiaries employed 575 full-time employees.

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


----------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                               1996           1995         1994
----------------------------------------------------------------------------------------
Fire and allied lines (1)                          $ 66,081       $ 57,049     $ 51,997
Automobile                                           52,325         44,457       39,003
Other liability                                      32,182         31,025       27,467
Workers' compensation                                23,526         24,807       22,215
Fidelity and surety                                  16,586         16,215       15,113
Reinsurance                                          30,648         23,259       18,346
Other                                                   586            734        1,500
Life and accident and health                         23,598         25,181       30,088
Annuities                                            64,277         54,515       35,371
----------------------------------------------------------------------------------------
                                                   $309,809       $277,242     $241,100
========================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

PROPERTY AND CASUALTY INSURANCE

   The Company and its property and casualty subsidiaries underwrite both commercial and personal lines of insurance. Homeowners and automobile insurance comprise most of the personal lines of business. Business package policies, workers' compensation, other liability and fidelity and surety bonds represent a major part of the commercial business. Specialty policies written include the Commercial Uni-Saver, a commercial package policy with a simplified rating plan, blanket mortgage security, insurance on boats, outboard motors, recreational vehicles, umbrella liability and some forms of errors and omissions insurance.

   The Company acts as a reinsurer assuming both property and casualty reinsurance from approximately 400 companies. The bulk of the business assumed is property reinsurance with the emphasis on catastrophe covers. The business originates through approximately 50 brokers with the largest producer accounting for approximately 16% of the reinsurance assumed.

   The combined ratios below, which relate to the non- life segments, are the sum of the following: the loss ratio, calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned; and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written. The ratios in the table have been prepared on the basis of statutory financial information and on a GAAP basis. Generally, if the combined ratio is below 100 percent, there is an underwriting profit; if it is above 100 percent, there is an underwriting loss.

[A bar graph displaying statutory combined ratios for the Company as compared with the Insurance Industry from 1992 to 1996 appears here.]

STATUTORY COMBINED RATIOS
                               Company     Industry
1992                           115.5%      114%
1993                           102.5       109
1994                            97.6       109
1995                            95.8       107
1996                           104.0       107


--------------------------------------------------------------------------------------------
                                                (Dollars in Thousands)
--------------------------------------------------------------------------------------------
                                    Statutory                      GAAP
--------------------------------------------------------------------------------------------
Years Ended December 31,    1996       1995        1994        1996       1995      1994
--------------------------------------------------------------------------------------------
Net premiums written       $221,934    $197,546   $175,641    $221,934  $197,546   $175,641
Net premiums earned         215,781     185,994    166,852     215,470   185,994    166,852
--------------------------------------------------------------------------------------------
Loss and loss
adjustment expenses            72.7%       63.8%      65.6%       72.3%     63.6%      65.2%
Underwriting expenses          31.7        32.0       32.0        33.0      31.0       31.9
--------------------------------------------------------------------------------------------
Combined ratios               104.4%       95.8%      97.6%      105.3%     94.6%      97.1%
--------------------------------------------------------------------------------------------
Underwriting margin           (4.4)%        4.2%       2.4%      (5.3)%      5.4%       2.9%
============================================================================================

   The following table sets forth the aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 1996, 1995 and 1994.

--------------------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
--------------------------------------------------------------------------------------------
                                           PERCENT              Percent             Percent
Years Ended December 31,           1996    OF TOTAL     1995    of Total    1994   of Total
--------------------------------------------------------------------------------------------
Fire and allied lines (1)        $ 83,704      38%    $ 74,254      38%   $ 66,640      38%
Automobile                         54,234      24       46,060      23      40,687      23
Other liability                    35,272      16       34,101      17      30,116      17
Workers' compensation              23,834      11       25,246      13      22,836      13
Fidelity and surety                17,610       8       17,322       9      16,060       9
Reinsurance assumed                33,943      15       26,436      13      22,433      13
Other                                 808       0        1,011       1       3,692       2
--------------------------------------------------------------------------------------------
Aggregate direct and assumed
premiums written                  249,405      112     224,430      114    202,464      115

Reinsurance ceded                  27,471       12      26,884       14     26,823       15
--------------------------------------------------------------------------------------------
Net premiums written             $221,934     100%    $197,546     100%   $175,641     100%
============================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.
                                       2

   The following table sets forth statutory property and casualty net premiums earned, net losses incurred (excluding net loss adjustment expenses) and the loss ratio (ratio of net losses incurred to net premiums earned), by lines of insurance written, for the three years ended december 31, 1996, 1995 and 1994.


----------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                             1996           1995           1994
----------------------------------------------------------------------------------------
Fire and allied lines (1)
    Net premiums earned                          $ 62,806       $ 54,150       $ 48,784
    Net losses incurred                            41,487         30,551         24,826
    Loss ratio                                      66.1%          56.4%          50.9%
----------------------------------------------------------------------------------------
Automobile
    Net premiums earned                          $ 50,513       $ 42,026       $ 38,369
    Net losses incurred                            42,292         30,682         28,833
    Loss ratio                                      83.7%          73.0%          75.1%
----------------------------------------------------------------------------------------
Other liability
    Net premiums earned                          $ 31,953       $ 29,282       $ 26,404
    Net losses incurred                            10,682         10,304         11,679
    Loss ratio                                      33.4%          35.2%          44.2%
----------------------------------------------------------------------------------------
Workers' compensation - involuntary
    Net premiums earned                          $  1,847       $  3,179       $  3,735
    Net losses incurred                               211          1,357          1,732
    Loss ratio                                      11.4%          42.7%          46.4%
----------------------------------------------------------------------------------------
Workers' compensation - voluntary
    Net premiums earned                          $ 22,360       $ 20,776       $ 17,898
    Net losses incurred                            11,944          5,458          3,035
    Loss ratio                                      53.4%          26.3%          17.0%
----------------------------------------------------------------------------------------
Workers' compensation - total
    Net premiums earned                          $ 24,207       $ 23,955       $ 21,633
    Net losses incurred                            12,155          6,815          4,767
    Loss ratio                                      50.2%          28.4%          22.0%
----------------------------------------------------------------------------------------
Fidelity and surety
    Net premiums earned                          $ 17,321       $ 14,592       $ 12,592
    Net losses incurred                             2,195          1,269            468
    Loss ratio                                      12.7%           8.7%           3.7%
----------------------------------------------------------------------------------------
Reinsurance
    Net premiums earned                          $ 28,390       $ 21,117       $ 17,648
    Net losses incurred                            20,768         15,789         16,088
    Loss ratio                                      73.2%          74.8%          91.2%
----------------------------------------------------------------------------------------
Other
    Net premiums earned                          $    591       $    872       $  1,422
    Net losses incurred                               114            334            734
    Loss ratio                                       19.3%          38.3%          51.6%
----------------------------------------------------------------------------------------
Total property and casualty
    Net premiums earned                          $215,781       $185,994       $166,852
    Net losses incurred                           129,693         95,744         87,395
    Loss ratio                                       60.1%          51.5%          52.4%
========================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

LIFE INSURANCE

   The principal life insurance product is universal life of which the Life subsidiary has seven different plans. The universal life plans represent about 57% of the total insurance in-force at December 31, 1996 and 66% at December 31, 1995. The maximum retention is $200,000 per life policy.

   The following table presents life insurance net earned premium information for the last three years.


----------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                          1996              1995           1994
----------------------------------------------------------------------------------------
Universal life                                 $ 7,381           $ 7,926        $ 6,386
Ordinary life (other than universal)             6,760             9,647          8,431
Accident and health                              2,191             1,822          1,515
Annuities                                        1,434               902            441
Credit life                                      1,528             1,217            993
Group accident and health                          141               125            130
----------------------------------------------------------------------------------------
Total net premiums earned                      $19,435           $21,639        $17,896
========================================================================================

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

   The Company uses many reinsurers, both domestic and foreign. There are no concentrations of credit risk associated with reinsurance. Principal reinsurers include Swiss Re of America (formerly North American Reinsurance Corporation), Munich American Assurance Company, ERC Life Reinsurance Corporation, Transamerica Occidental Life, Employers Reinsurance Corporation and AXA Reassurances.

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

   Loss reserves are estimates at a given time of the ultimate amount expected to be paid on incurred losses based on facts and circumstances known when the estimates are made. Reserves are not discounted. The loss settlement period on insurance losses may be many years, and as additional facts regarding individual losses become known, it often becomes necessary to refine and adjust the estimates of liability on a loss. Inflation is implicitly provided for in the reserving function through review of cost trends, historical reserving results and projections of future economic conditions.

   Reserves for loss adjustment expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are continuously revised based on historical analysis and management's expectations.

   The limits on risks retained by the Company's property and casualty segment vary by line of business, and risks in excess of the retention limits are reinsured. For the property lines of business, the retention is $1,000,000.

   The following table presents the casualty business retention levels which depend on the accident year of the claim.


-----------------------------------------------------------------------------------------
Accident Years                                                        Casualty Retention
-----------------------------------------------------------------------------------------
1983 and prior                                                                  $225,000
1984 through 1986                                                                300,000
1987 through 1991                                                                500,000
1992 through 1994                                                                750,000
1995 and later                                                                 1,000,000
=========================================================================================

   The following table shows the calendar year development of the unpaid losses and loss adjustment expenses of the Company and its property and casualty segment for 1987 through 1996. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

--------------------------------------------------------------------------------------------------------------------------------
                                                             Years Ended December 31
--------------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                         1987      1988      1989       1990       1991       1992       1993      1994        1995       1996
--------------------------------------------------------------------------------------------------------------------------------
Liability for Unpaid
Losses and LAE        $ 71,067  $ 85,012  $ 103,607  $ 113,572  $ 123,219  $ 158,825  $ 170,798  $ 180,653  $ 188,700  $ 209,876

Liability re-
estimated as of:
  One year later        69,417    79,869     96,487    111,804    128,042    154,572    153,691    160,776    159,571
  Two years later       67,948    80,395     96,976    112,390    125,888    148,507    142,572    172,546
  Three years later     68,357    76,698     97,295    111,276    124,428    144,159    158,312
  Four years later      67,322    76,469     95,752    113,898    122,384    134,309
  Five years later      66,735    75,368     96,345    113,703    118,568
  Six years later       66,058    75,257     97,159    103,303
  Seven years later     66,599    75,912     79,024
  Eight years later     67,526    69,518
  Nine years later      61,083
--------------------------------------------------------------------------------------------------------------------------------
Redundancy            $  9,984  $ 15,494  $  24,583  $  10,269  $   4,651  $  24,516  $  12,486  $   8,107  $  29,129
================================================================================================================================

Cumulative amount of
liability paid through:
  One year later      $ 23,681  $ 27,277  $  37,598  $  39,497  $  44,694  $  54,291  $  51,550  $  80,246  $  56,618
  Two years later       39,028    41,865     56,574     63,589     69,296     84,074    102,637    109,281
  Three years later     46,139    52,551     69,767     77,141     87,052     96,976    119,349
  Four years later      51,404    57,658     76,443     87,627     95,059    107,420
  Five years later      54,061    61,795     82,013     85,379     99,483
  Six years later       56,292    64,912     67,021     88,558
  Seven years later     58,425    60,026     69,314
  Eight years later     52,990    61,339
  Nine years later      54,198
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS

   The management of the investment portfolio is primarily handled internally. During 1996, an external investment advisor was employed by the Company. This advisor is primarily involved with the mortgage-backed securities in the portfolio, and has management responsibilities over $53 million (book value) of such securities. The external advisor works closely with the Company's investment department.

   The  Company  primarily  invests  in fixed  income  securities.  The  Company considers itself to be a long-term investor, and intends, at the time of purchase, to hold most of the fixed income securities that it buys to maturity. Effective January 1, 1994, the Company adopted SFAS No. 115, " Accounting for Certain Investments in Debt and Equity Securities." This position was later reassessed in December of 1995. Consistent with our investment philosophy, the Company has classified the majority of its fixed income securities as held-to-maturity, and will continue to do so with future purchases. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for further discussion and information concerning SFAS No. 115.

   Historically, the property and casualty segment has emphasized investments in tax-exempt fixed income securities. At the same time, an attempt is made to maintain a balanced portfolio that reflects the Company's changing tax situation, as well as changes in the tax law. Based on the Company's underwriting philosophy and goals for this segment, the emphasis toward tax-exempt securities will continue.

   The life insurance segment has emphasized, and will continue to emphasize, investing in high quality, taxable, fixed income securities (primarily bonds issued by corporations and mortgage-backed securities including collateralized mortgage obligations.)

   The Company strives to maintain diversification among issues, issuers, and industries, as well.

   Investment results for the years indicated are summarized in the following table.


----------------------------------------------------------------------------------------
                                     (Dollars in Thousands)
----------------------------------------------------------------------------------------
                                                                    Annualized Yield
Years Ended            Average                Investment            on Averagetment
December 31,     Invested Assets (1)        Income, net(2)         Invested Assets
----------------------------------------------------------------------------------------
1996                   $825,319                 $56,936                     6.9%
1995                    733,608                  53,603                     7.3
1994                    635,948                  46,420                     7.3
========================================================================================

(1)  Average of amounts at beginning and end of year.
(2) Investment income after deduction of investment expenses, but before applicable income tax.


MARKETING

   The Company markets its products principally through independent agencies. The Company is licensed as a property and casualty insurer in 35 states, primarily in the Midwest and West. Approximately 1,700 independent agencies represent the Company's property and casualty segment. The life insurance subsidiary is licensed in 24, primarily Midwestern and Western, states and is represented by approximately 1,200 independent agencies. The Home Office and branch offices of the Company and the offices of the insurance subsidiaries are staffed with underwriting, claims and marketing representatives, and administrative technicians, all of whom provide support and assistance to the independent agencies. In addition, Home Office staff technicians and specialists provide support to the subsidiaries and branch offices as well as to independent agencies. The Company's Home Office also monitors subsidiary and branch offices for overall results and conformity to Company policy through the use of management reports.

In 1996, direct premium writings on a statutory basis by state were as follows.


----------------------------------------------------------------------------------------
                                          (Dollars in Thousands)
----------------------------------------------------------------------------------------
                                                              Life, Accident and
                               Property and                    Health Insurance,
                            Casualty Insurance               Including Annuities
----------------------------------------------------------------------------------------
                                                 Percent                        Percent
                               Amount           of Total         Amount        of Total
----------------------------------------------------------------------------------------
California                   $ 10,139              4.9%         $     -             - %
Colorado                       11,543              5.5            4,249             4.8
Idaho                           2,950              1.4              305             0.3
Illinois                       20,550              9.9            5,844             6.5
Iowa                           42,144             20.2           43,768            48.9
Kansas                          8,721              4.2            2,307             2.6
Louisiana                      27,323             13.1               55             0.1
Minnesota                      16,120              7.7            9,722            10.9
Mississippi                     5,366              2.6               64             0.1
Missouri                       19,910              9.5            2,609             2.9
Nebraska                       13,982              6.7            5,010             5.6
South Dakota                    9,562              4.6            2,503             2.8
Wisconsin                       6,676              3.2            9,004            10.1
Wyoming                         3,019              1.4              383             0.4
Other                          10,575              5.1            3,623             4.0
----------------------------------------------------------------------------------------
                             $208,580            100.0%         $89,446           100.0%
========================================================================================

   The insurance industry is highly competitive, and the Company competes not only with other stock insurance companies, but also with mutual companies, the underwriters at Lloyds of London and reinsurance reciprocals.

   Since the Company relies heavily on independent agencies, it utilizes a profit sharing contract with the agencies as an incentive to place high quality business with the Company. For 1996, 322 agencies will receive profit sharing commissions of an estimated $4,849,000.

ITEM 2.  PROPERTIES

   The Company owns two buildings in Cedar Rapids, Iowa, which it occupies as its Home Office. One building is a five-story building which is occupied entirely by the Company. The other is an eight-story office building in which the first floor is leased to tenants. The Company occupies the fourth through eighth floors of this building and rents the third floor and an office on the second floor to its subsidiary, United Life Insurance Company. The two buildings are connected with a skywalk.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol UFCS. On March 1, 1997, there were 957 holders of record of the Company's common stock. The following table sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

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


----------------------------------------------------------------------------------------
                                                                                Cash
                                                 Share Price                  Dividends
                                           High               Low             Declared
----------------------------------------------------------------------------------------
1996
QUARTER ENDED
   MARCH 31                              $37 1/4            $27 3/8               $.150
   JUNE 30                                40                 29 3/16               .150
   SEPTEMBER 30                           35 1/2             30                    .150
   DECEMBER 31                            38                 30                    .150

1995
Quarter Ended
   March 31                              $19 3/8            $17 7/8               $.133
   June 30                                19 1/2             18 1/8                .133
   September 30                           24 5/8             18 1/2                .133
   December 31                            29 1/8             23 1/8                .150
========================================================================================

Share   prices  and  cash   dividends   declared  per  common  share  have  been
retroactively restated for additional shares issued as a result of a three for two stock split to stockholders of record as of December 18, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------
                                         (Dollars in Thousands Except Per Share Data)
-------------------------------------------------------------------------------------------
Years Ended December 31,                     1996      1995      1994      1993     1992
-------------------------------------------------------------------------------------------
Total assets                            $1,024,835   $937,594  $828,126  $733,020  $644,394

Operating revenues
  Net premiums earned                      234,797    207,528   184,748   174,137   170,434
  Investment income, net                    56,936     53,603    46,420    40,233    36,312
  Realized investment gains and other
   income                                    6,726      1,698       796     1,860     3,133
  Commission and policy fee income           1,815      1,761     1,881     1,713     1,387

Net income                                  21,960     28,803    22,521    18,645     1,702

Net income per common share                   2.04       2.66      2.08      1.72      .16

Cash dividends declared
per common share                              .60         .55       .49       .45      .43
=========================================================================================

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

[A bar graph displaying net income per common share and dividends declared for the five years ended December 31, 1996 appears here.]


NET INCOME PER COMMON SHARE
                           Net Income Per   Dividends
                           Common Share     Declared
1992                       0.16             0.43
1993                       1.72             0.45
1994                       2.08             0.49
1995                       2.66             0.55
1996                       2.04             0.60



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSETS

   The Company's fixed maturity portfolio, composed primarily of high quality securities, grew by 7% to $719,040,000 in 1996. The portion of the portfolio that was investment grade (defined by the National Association of Insurance Commissioners ("NAIC") - Securities Valuation Office and issued with NAIC code class 1 or class 2), as of December 31, 1996 and 1995, was 95% and 94%, respectively, for the property and casualty segment, and 93% and 92%, respectively, for the life segment.

   The Company considers itself a long-term investor, and classifies a majority of its fixed maturity securities as held-to-maturity. Available-for-sale fixed maturities comprise 9% of the total fixed maturity portfolio, and the Company holds no trading securities. Net unrealized losses of $1,415,000 were recorded in 1996 on the available-for-sale fixed maturity securities, compared to net unrealized gains of $4,243,000 in 1995.

   During 1995, concurrent with its adoption of the implementation guide on Statement of Financial Accounting Standards ("SFAS") No. 115, the Financial Accounting Standards Board allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. We did use the opportunity under this one-time reassessment to reclassify $79,131,000 in securities from held-to-maturity to the available-for-sale category. In connection with this reclassification, gross unrealized gains of $5,145,000 and gross unrealized losses of $908,000 were recorded in available-for-sale securities and in stockholders' equity in 1995.

   Approximately 26% of the fixed maturities are collateralized mortgage obligations ("CMOs"), compared to 31% at December 31, 1995. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven-to-twelve-year range.

   The Company also holds readily marketable common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks. Net unrealized appreciation on stocks and other long-term investments increased between 1996 and 1995 by $15,807,000, or 31%.

   Most of the cash that the Company receives is generated from insurance premiums paid by policyholders. The premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy
benefits,   claims  and  claim  adjusting  expenses.

   The Company's short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities, are utilized to meet anticipated short-term cash requirements. In addition, the Company also maintains a $5 million line of credit with a local bank, which we did not utilize during 1996. Short-term investments increased from $21,530,000 to $29,330,000 in 1996.

   Accounts receivable are balances due from property and casualty insurance agents and brokers for premiums written less commissions, and losses receivable from assumed brokers. In 1996, this asset grew by $4,813,000 or 12%, due to premium growth and the Company's deferred payment plan.

   The Company's deferred policy acquisition costs ("DAC") are expenses such as commissions, premium taxes and other costs associated with procuring and servicing insurance policies. The asset is established at the beginning of the policy periods and is then amortized over the lives of the respective policy terms to achieve a matching of expenses to revenue. The Company's premium growth has created a corresponding increase in deferred policy acquisition costs.

   Reinsurance receivables are losses, expenses and reserves that are due the Company from reinsurers. The balance in this asset increased by $1,793,000 or 17% in 1996, when compared to 1995. The Company does not anticipate collection problems with regard to any of its reinsurance receivables.


LIABILITIES

   The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased $22,804,000 between 1996 and 1995. Gross reserves remaining on the 1994 Northridge earthquake were $4,599,000 as of December 31, 1996, compared to $3,733,000 at December 31, 1995.

   The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

   The liability for future policy benefits and interest on policyholders' accounts saw an increase of $37,979,000 for 1996 due to the addition of new premiums and growth in existing account balances.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996,
COMPARED TO THE YEAR ENDED DECEMBER 31, 1995
PROPERTY AND CASUALTY OPERATIONS

   Property and casualty premiums earned increased 16%, or $29,476,000 in 1996, when compared to 1995. Our direct business has provided a majority of the growth, with much of the increase concentrated in the midwestern states and Louisiana.

   Loss and settlement expenses incurred by the property and casualty segment for 1996 increased 32% or $37,589,000 over 1995. While the last two years produced an unusually large number of hurricanes, the Company did not have much exposure related to these storms. Several other factors did contribute to underwriting results. The Company's consistent and long-term growth has inevitably led to a higher number of claims. During the first quarter of 1996, frigid weather causing frozen water pipes resulted in substantial water damage. Several large fire losses also occurred during the first few months of the year. Wind and hail storms occurring during the summer months in the midwestern states led to an increase in loss activity. In addition, a small number of large commercial auto liability losses were incurred throughout the year.

   In 1996, the Company's largest catastrophe loss incurred year-to-date was the 1994 Northridge earthquake, with gross losses incurred of $3,149,000 in 1996 compared to $3,847,000 in 1995 and $10,342,000 in 1994. Ceded losses incurred related to this catastrophe were $2,882,000 in 1996, compared to $3,005,000 in 1995 and $4,319,000 in 1994. Gross incurred on other catastrophe losses for the years ending 1996, 1995 and 1994 were $10,200,000, $10,089,000 and $5,784,000, respectively. Ceded incurred on all other catastrophes for the years ending 1996, 1995 and 1994 were $(43,000), $114,000 and $(17,000), respectively.

   The  $12,280,000   increase  in  property  and  casualty   underwriting   and
acquisition expenses was primarily due to an increase in commissions, premium taxes and other policy issue expenses, associated with growth in premiums.


LIFE OPERATIONS

   The decrease of $2,204,000 in premiums earned is attributable to a decrease in collected traditional life premiums of $2,854,000. One product, single premium whole life, saw a decrease of $3,591,000.

   Other underwriting and operating expenses decreased $1,979,000 due to a larger deferral of expenses associated with acquisition of new business. An increase in premiums collected of $10,305,000 in the single premium deferred annuity block along with additional acquisition expenses is responsible for 50% of this decrease. The balance of the decrease is due to a combination of slight increases in premiums collected and refinement in the way deferrable acquisition expenses are determined and allocated.

   Interest credited was flat in 1996 for two reasons. First, one block of universal life had withdrawals of $15,125,000 in December, 1995, and $15,561,000 in the first two months of 1996, which caused a reduction of approximately $2,025,000 in interest credited in 1996 compared to 1995. Second, deferred annuity policies with a five-year interest rate guaranteed between 7.1% and 8.0%, renewed in 1996 at a rate between 5.0% and 5.5% representing approximately a $500,000 decrease in interest credited. Also, all deferred annuity policies with guarantees of less than 6.5% earned up to 1.0% less in 1996.

INVESTMENT RESULTS

   Growth in the Company's fixed maturity portfolio contributed to the 6% increase in investment income. The unusual increase in realized gains and other income resulted primarily from two sources. The Company took advantage of market conditions and sold a small number of its available-for-sale fixed income securities. In addition, the settlement of a Federal income tax Revenue Agent Review for previous tax years resulted in the receipt of $2,074,000 in interest, which is included in realized investment gains and other income.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995,
COMPARED TO THE YEAR ENDED DECEMBER 31, 1994
PROPERTY AND CASUALTY OPERATIONS

   The Company's property and casualty segment reported record operating earnings of $30,718,000 in 1995, compared to $22,922,000 in 1994. Premiums earned increased 11%, or $19,142,000. Much of the growth was direct business concentrated in four midwestern states. In addition, the Company had to pay less for its ceded protection due to a decrease in ceded premium rates.

     Loss and loss adjustment expenses increased 9% over 1994. An absence of significant exposure to 1995 catastrophes and a reduction in loss expenses contributed to the Company's favorable results. Gross losses incurred related to the 1994 Northridge earthquake were $3,847,000 in 1995, compared to $10,342,000 in 1994. Ceded losses incurred related to this catastrophe were $3,005,000 in 1995, compared to $4,319,000 in 1994. Gross incurred on other catastrophe losses for the years ending 1995, 1994 and 1993 were $10,089,000, $5,784,000 and
$13,876,000, respectively. Ceded incurred on all other catastrophes for the years ending 1995, 1994 and 1993 were $114,000, $(17,000) and $158,000, respectively.

   The increase in the property and casualty segments' other underwriting expenses (including amortization of deferred acquisition costs) of $4,904,000 or 9% resulted primarily from an increase in commissions paid to our agents, due to the increase in premium writings.

LIFE OPERATIONS

   The increase of $3,743,000 in premiums earned was comprised mainly of a $1,181,000 increase in collected traditional life premiums and a $1,479,000 increase in collected credit premiums. During 1995, we increased our anticipated future lapses and wrote off $1,300,000 of deferred acquisition costs due to the withdrawal of one block of universal life business totaling $15,559,000 in the first two months of 1996.

     Interest credited increased $3,468,000 due to an increase in total universal life and annuity balances from an average of $281,000,000 during 1994 to $322,000,000 during 1995. Note that the interest credited increased by around 20%, while total average assets increased by only 15%. The balance of the increase was due to higher rates credited during 1995.

INVESTMENT RESULTS

   Investment income rose 15% in 1995, over 1994, which was largely attributable to a growing fixed income portfolio. The Company's investment yield was a consistent 7% for 1995, 1994 and 1993. Realized gains increased by $902,000, most of which was due to the sale of an available-for-sale preferred stock holding.

INSURANCE REGULATION

   The Company is required by the NAIC and governing state insurance departments to calculate a risk-based capital formula. This calculation establishes minimum capital requirements based on an individual company's insurance risk. The results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1996 and 1995, the property and casualty segment and the life segment each had adjusted capital well in excess of the required capital levels.

   The NAIC is currently working on a project to codify insurance statutory accounting practices. Currently, these practices are prescribed in a variety of publications, as well as state laws, regulations, and general administrative rules. The project, expected to be completed by January 1, 1998, would have some effect on the Company's statutory results. Due to the incomplete and complex proposed changes, it is impossible to estimate the impact at this time. The changes would not affect the accompanying financial statements, which are based on generally accepted accounting principles ("GAAP").

   The Company is not aware of any other current recommendations by the NAIC or other regulatory authorities in the states in which the Company conducts business which, if or when implemented, would have a material effect on the Company's liquidity, capital resources or operations.

OUTLOOK

   There were management changes within your Company during 1996. In November, Gary Huber, President and Chief Operating Officer resigned and Scott McIntyre Jr., Chairman of the Board and Chief Executive Officer, assumed the titles and responsibilities of President and Chief Operating Officer.

   In July, the Company accepted the resignation of Randy Scheive, President of Addison Farmers' Insurance Company. He was replaced by E.A. (Spike) Hulit in September. Spike was the manager of our Lincoln Branch. Spike had turned the Lincoln Branch from a marginal operation into a profitable one with hard work and tough decisions.

   Your Company offers a multiple line of products for its agents and plans to continue. We are spending $2.5 to $3.0 million to update our personal lines administration system. When complete, our agents will be able to submit applications electronically and we will print policies in our agents' offices. Our life segment is growing and prospering. It continues to offer universal life and annuity products as well as traditional life products.

   We are always looking for new areas and products to offer our customers. Lafayette Insurance Company continues to increase its volume in Arkansas and Mississippi. Addison Farmers' Insurance Company plans to change its name to Addison Insurance Company to better reflect the diverse customer base it services.

CHAIRMAN'S REPORT

   With total assets, as of December 31, of $1,025,000,000, sometime during 1996 your Company passed a milestone when its assets exceeded one billion dollars for the first time in its history. Now, while we'll be the first to admit that a billion dollars isn't nearly what it used to be, still as Senator Dirkson once said, "A billion here and a billion there, and pretty soon your talking real money!"

   Unfortunately, this milestone was not accompanied with record earnings. For the year, your Company earned $21,960,000 or $2.04 per share, 24% less than the previous year and not quite as much as it did in 1994. Stockholders' equity increased $19,106,000 to $227,859,000 and the book value of your shares is $21.24 per share.

   After starting off the year with record earnings of $8,755,000 in the first quarter, property and casualty experience deteriorated for the next two quarters before recovering in the fourth, so that our statutory combined ratio (i.e. losses incurred to premiums earned, plus expenses incurred to premiums written) for the year ended up at a mediocre 104%. While this is still better than the industry as a whole which had an estimated combined ratio of 107%, we are not satisfied. Property and casualty premiums written increased 12% to $222,000,000, which is substantially more than the industry which grew only an estimated 4%.

   Contributing to our poor underwriting results were the disastrous results of the Addison Farmers' Insurance Company (this year we plan to change its name to the Addison Insurance Company) which had a combined ratio of 143% and continued poor loss ratios in the automobile liability, both private passenger and commercial lines. Addison Farmers' has new management. E. A. (Spike) Hulit transferred from our Lincoln Regional office to the Addison office and was named its president. In Lincoln, Spike did an outstanding job of turning around that office and giving it direction. Improving our automobile experience is this year's number one priority.

   Fortunately, except for a series of tornadoes that struck central Illinois and Missouri in April, and cost us approximately $2,000,000, we were able to escape most of 1996's storm activity.

   While the weather was not a major problem, on December 19 we were once again reminded what it meant to be in the business of insuring against the unexpected. A tanker with a Chinese crew lost power rounding a bend in the Mississippi River and crashed into the Riverwalk Mall in downtown New Orleans. We had seven properties insured in that development.

   The Lafayette has been expanding to Arkansas and Mississippi by taking over the business of other companies, while limiting its exposure in the New Orleans area. When we originally purchased the Lafayette in 1979, it was doing business in Mississippi as well as Louisiana, but its experience in the state was so bad and the quality of the business so poor that we eventually had to withdraw and let the business run off the books. Therefore, we are pleased to be able to report that we have successfully reentered the state and our experience is acceptable.

   United Life Insurance Company with earnings of $8,132,000 and a return on equity of 12% had a very good year. The interest rate environment (stable to falling rates) were favorable for the life insurance and annuity business.
Annuities which now account for $275,000,000 of our life reserves continue to grow. Our principle annuity product is simple Single Premium Deferred Annuity without any of the gimmicks which are so common in other companies' offerings. United Life now counts for over half of your Company's assets.

   A majority of the annuities we write comes from banks or marketing organizations that work primarily with small town banks. While "banks in insurance" has become a highly controversial topic in the insurance business, it is primarily an agent's problem and one we're afraid the agents are going to lose. (After all, those were bankers, not insurance agents, who paid big money to have coffee in the White House.) As it is evolving, banks particularly small town banks, are becoming an important source of business for us, not a competitor. But then small town banks have always been an important source of business for your Company.

   Management consultants, those "experts" who know how to run everyone's business but their own and can solve all the world's problems but how to deliver what they promise, are forever inventing new buzz words to sell second-hand ideas. Two that have recently become popular in the lexicon are "niche player" and "core competence" . Unfortunately, the insurance business has not been immune from these fads as companies, large and small, have fallen all over each other trying to recast themselves as a niche player with a core competence whether it be health care, substandard automobile, reinsurance, or what have you, forgetting, apparently, what has been one of the basic justifications for multiple-line underwriting and a foundation of the insurance business - "spread of risk".

   Even though it may be out of vogue, your Company is still committed to that principle and believes it is basic to managing a sound insurance enterprise. The virtue of "not putting all your eggs in one basket" has been demonstrated over and over again. Over the years, readers of these epistles have been treated to a litany of disasters that can befall an insurance company, be they tornadoes, hurricanes, insolvent contractors, politicians, inadequate rates, et al., but there usually has been enough profitable business in our portfolio to save the day. While 1996 was only a mediocre year for the property and casualty business, for your Company, the year was saved by our life insurance business which had an excellent year and our earnings, while down, did not go into the tank. In recent years, several property and casualty companies have disposed of their life insurance affiliates, but we believe life insurance is another example of how we spread our risks.

   When people buy a stock they naturally want to buy it at the lowest possible price and likewise when people sell stock they want to obtain the best price they can. Unfortunately for most of this year, neither the buyers or sellers of our stock have gotten a very good deal as the spread (or as our actuary likes to call it, "the skim"), i.e., the difference between the "bid" and the "asked," has been far too wide. In fact it has been so wide you could drive an 18-wheel rig through it. We sympathize with anyone trying to buy or sell our stock, but do what we may, nothing seems to reduce that spread for long and for most of this year it seemed to get even wider. Stock splits are suppose to increase the float, attract more activity and reduce the spread. They only seem to work for awhile. If William Shakespeare had taken the Globe Theater public and listed it on NASDAQ, perhaps our favorite line from Hamlet would read, "First we'll kill all the market makers and then we'll kill the lawyers."

   On December 31, 1996, a good friend of all our stockholders and a very special friend of mine retired. Thirty-eight years ago, Mary Schoop started with us typing policies part time. A year later, my father asked her to be my secretary and implied she had no choice. Since then, she has kept me out of a lot of trouble and I'll miss her. Many companies fill the pages of their annual reports with pictures of balding, middle-aged men in dark blue suits. While we have never succumbed to that temptation, Mary is an exception and you'll find her picture on page 37 of the annual report. Not only is she a lot better looking than the typical corporate officer, she's a much better dresser.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands Except
                                                                      Number of Shares)
--------------------------------------------------------------------------------------------
ASSETS                                                                 1996            1995
--------------------------------------------------------------------------------------------
INVESTMENTS (Notes 2 and 3)
  Fixed maturities
    Held-to-maturity, at amortized cost
    (market value $668,541 in 1996 and $617,915 in 1995)           $  651,138       $589,687
    Available-for-sale, at market (cost $69,317
    in 1996 and $80,464 in 1995)                                       67,902         84,707
  Equity securities (cost $25,898 in 1996 and $25,558 in 1995)         91,314         75,678
  Mortgage loans                                                        2,959          3,041
  Policy loans                                                          7,591          7,163
  Other long-term investments, at market  (cost $8,395 in 1996
  and $7,563 in 1995)                                                   9,970          8,627
  Short-term investments                                               29,330         21,530
--------------------------------------------------------------------------------------------
                                                                   $  860,204       $790,433

CASH AND CASH EQUIVALENTS                                              14,389          6,998
ACCRUED INVESTMENT INCOME (Note 3)                                     12,195         11,517
ACCOUNTS RECEIVABLE (net of allowance for doubtful accounts
of $597 in 1996 and $282 in 1995)                                      43,433         38,620
DEFERRED POLICY ACQUISITION COSTS                                      56,083         52,670
PROPERTY AND EQUIPMENT, primarily land and buildings, at cost,
less accumulated depreciation of $15,443 in 1996 and $13,253 in 1995   12,630         13,252
REINSURANCE RECEIVABLES (Note 5)                                       12,490         10,697
PREPAID REINSURANCE PREMIUMS                                            4,229          3,652
INTANGIBLES                                                             1,335          1,589
INCOME TAXES RECEIVABLE (Note 8)                                          709          1,005
OTHER ASSETS                                                            7,138          7,161
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $1,024,835       $937,594
============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses (Notes 5 and 6)
    Property and casualty insurance                                $  221,207       $198,403
    Life insurance (Note 3)                                           431,582        393,603
  Unearned premiums                                                   105,008         96,812
  Accrued expenses and other liabilities                               19,721         23,376
  Employee benefit obligations (Note 9)                                 6,764          5,693
  Deferred income taxes (Note 8)                                       12,694         10,954
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  $  796,976       $728,841
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $3.33 1/3 par value; authorized 20,000,000 shares; (Note 12)
  10,727,712 shares issued and outstanding in 1996
  10,829,461 shares issued and outstanding in 1995                 $   35,759       $ 36,098
  Additional paid-in capital                                            9,342         12,031
  Retained earnings (Note 7)                                          139,933        124,430
  Net unrealized appreciation, net of applicable income taxes of
  $22,750 in 1996 and $19,232 in 1995 (Note 2)                         42,825         36,194
--------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         $  227,859       $208,753
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,024,835       $937,594
============================================================================================
The notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                                               15

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


-------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands Except Per Share Data
                                                                 and Number of Shares)
-------------------------------------------------------------------------------------------------
                                                               1996           1995          1994
-------------------------------------------------------------------------------------------------
REVENUES
  Net premiums earned (Note 5)                          $   234,797    $   207,528   $   184,748
  Investment income, net (Note 2)                            56,936         53,603        46,420
  Realized investment gains and other income (Note 2)         6,726          1,698           796
  Commission and policy fee income                            1,815          1,761         1,881
-------------------------------------------------------------------------------------------------
                                                        $   300,274    $   264,590   $   233,845
-------------------------------------------------------------------------------------------------
BENEFITS, LOSSES AND EXPENSES
  Losses and settlement expenses                        $   161,293    $   125,548   $   115,558
  Increase in liability for future policy benefits            8,817          7,695         6,804
  Amortization of deferred policy acquisition costs          48,364         44,557        37,364
  Other underwriting expenses                                33,722         28,212        28,310
  Interest on policyholders' accounts                        20,701         20,528        17,060
-------------------------------------------------------------------------------------------------
                                                        $   272,897    $   226,540   $   205,096
-------------------------------------------------------------------------------------------------
  Income before income taxes                            $    27,377    $    38,050   $    28,749
  Federal income taxes (Note 8)                               5,417          9,247         6,228
-------------------------------------------------------------------------------------------------
  NET INCOME                                            $    21,960    $    28,803   $    22,521
=================================================================================================
Net Income per common share (Note 12)                   $      2.04    $      2.66   $      2.08
=================================================================================================
Weighted average common shares outstanding (Note 12)     10,773,591     10,829,606    10,829,706
=================================================================================================
Cash dividends declared per common share (Note 12)      $       .60    $       .55   $       .49
=================================================================================================
The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


---------------------------------------------------------------------------------------------
                                     (Dollars in Thousands Except Number of Shares)
---------------------------------------------------------------------------------------------
                                           Additional                    Net
                                  Common    Paid-In   Retained      Unrealized     Total
---------------------------------------------------------------------------------------------
Balances, December 31, 1993      $16,045     $12,049   $104,460         $22,038    $154,592
  Net income                           -           -     22,521               -      22,521
  Cash dividend declared on
  common stock, $.49 per share         -           -     (5,343)              -      (5,343)
  Change in net unrealized
  appreciation, net of
  applicable income taxes              -           -          -          (1,117)     (1,117)
  Three for two stock split
  (Note 12)                        8,021           -     (8,021)              -           -
---------------------------------------------------------------------------------------------
Balances, December 31, 1994      $24,066     $12,049   $113,617         $20,921    $170,653
  Net income                           -           -     28,803               -      28,803
  Cash dividend declared on
  common stock, $.55 per share         -           -     (5,957)              -      (5,957)
  Change in net unrealized
  appreciation, net of
  applicable income taxes              -           -          -          15,273      15,273
  Three for two stock split       12,033           -    (12,033)              -           -
  (Note 12)
  Purchase and retirement of
  372 shares of common stock          (1)        (18)         -               -         (19)
---------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995      $36,098     $12,031   $124,430         $36,194    $208,753
  NET INCOME                           -           -     21,960               -      21,960
  CASH DIVIDEND DECLARED ON
  COMMON STOCK, $.60 PER SHARE         -           -     (6,457)              -      (6,457)
  CHANGE IN NET UNREALIZED
  APPRECIATION, NET OF
  APPLICABLE INCOME TAXES              -           -          -           6,631       6,631
  PURCHASE AND RETIREMENT OF
  101,958 SHARES OF COMMON STOCK    (339)     (2,689)         -               -      (3,028)
---------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996      $35,759     $ 9,342   $139,933         $42,825    $227,859
=============================================================================================
The notes to  Consolidated  Financial  Statements  are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


--------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
--------------------------------------------------------------------------------------------
                                                            1996         1995          1994
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                              $ 21,960     $ 28,803      $ 22,521
--------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
provided by operating activities
  Net bond discount accretion                           $   (489)    $ (1,244)     $   (357)
  Depreciation and amortization                            2,104        1,229         2,115
  Realized investment gains                               (4,651)      (1,698)         (796)
  Realized gain on sale of property                           (2)           -             -
  Changes in:
     Accrued investment income                              (678)      (1,106)         (243)
     Accounts receivable                                  (4,813)      (4,756)       (3,001)
     Deferred policy acquisition costs                    (3,413)      (5,125)       (4,894)
     Reinsurance receivables                              (1,793)       9,348        (8,773)
     Prepaid reinsurance premiums                           (577)        (637)         (567)
     Income taxes receivable/payable                         296       (1,831)        1,047
     Other assets                                             23          231           258
     Future policy benefits and losses, claims and
       settlement expenses                                32,105        6,308        26,425
     Unearned premiums                                     8,196       13,381         9,538
     Accrued expenses and other liabilities               (3,640)       3,391         1,517
     Employee benefit obligations                          1,071          807         1,199
     Deferred income taxes                                (1,778)       2,232           (70)
--------------------------------------------------------------------------------------------
  Total adjustments                                     $ 21,961     $ 20,530      $ 23,398
--------------------------------------------------------------------------------------------
  Net cash provided by operating activities             $ 43,921     $ 49,333      $ 45,919
--------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments  $ 35,251     $  1,344      $    246
  Proceeds from call and maturity of held-to-maturity
    investments                                           67,696       33,154        51,054
  Proceeds from call and maturity of available-for-sale
    investments                                           10,562        3,313         1,956
  Proceeds from sale of other investments                 19,012        2,593        18,296
  Purchase of investments held-to-maturity              (127,982)    (108,582)     (124,050)
  Purchase of investments available-for-sale             (30,872)      (3,793)         (957)
  Purchase of other investments                          (28,149)     (15,456)      (28,524)
  Proceeds from sale of property and equipment               735        2,133           381
  Purchase of property and equipment                      (1,961)      (3,368)       (2,382)
--------------------------------------------------------------------------------------------
  Net cash used in investing activities                 $(55,708)    $(88,662)     $(83,980)
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type
       contracts                                        $ 96,890     $ 87,041      $ 72,680
     Withdrawals from investment and universal life
       type contracts                                    (68,212)     (45,173)      (32,869)
  Purchase and retirement of common stock                 (3,028)         (19)            -
  Payment of cash dividends                               (6,472)      (5,777)       (5,198)
--------------------------------------------------------------------------------------------
  Net cash provided by financing activities             $ 19,178     $ 36,072      $ 34,613
--------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents    $  7,391     $ (3,257)     $ (3,448)
Cash and Cash Equivalents at Beginning of Year             6,998       10,255        13,703
--------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $ 14,389     $  6,998      $ 10,255
============================================================================================
The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

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

   The Company and its property and casualty subsidiaries market most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,700 independent agencies and brokers in 35 states, with 66% of the Company's direct premiums originating in eight Midwestern states in 1996.

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

   Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 1996 financial statement presentation.

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

   Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 4.5% to 8.0% and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life type and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon statutory reserves.

   Policy claim liabilities are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change in the near term.

   The Company expects to realize a spread of approximately 1.5% to 1.75% between interest earned and interest credited on its Universal Life Plans and deferred annuities, for which the liability is equal to total policy account values plus deferred front-end loads.

INVESTMENTS

     Investments in held-to-maturity fixed maturities are recorded at amortized cost. The Company has the ability and intent to hold these investments until maturity. If, however, a permanent impairment occurs in a security, the Company writes the security down to the new value. Available-for-sale fixed maturities, equity securities and other long-term investments are recorded at fair value. Mortgage loans are recorded at the unpaid balance amount. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 1996 and 1995, are securities on deposit with various regulatory authorities as required by law with carrying values of $481,703,000 and $434,605,000, respectively.

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

CASH AND CASH EQUIVALENTS

   For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid during 1996, 1995 and 1994 were $8,201,000, $8,801,000, and $5,784,000, respectively. The Company received $2,074,000 in interest on Federal income taxes in 1996, and paid $532,000 in interest on Federal income taxes in 1994. There were no other significant payments of interest other than interest credited on policyholders' accounts in 1996, 1995 or 1994.

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

INCOME TAXES

   The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are determined at the end of each period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

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

ACCOUNTING CHANGES

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The statement requires that those investments be classified into the following three categories: 1) debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt securities and marketable equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Pursuant to the adoption of an implementation guide on SFAS No. 115, the Company has reclassed a portion of its held-to-maturity securities to the available-for-sale portfolio. Gross unrealized gains and losses were recorded in available-for-sale securities. See Note 2 for discussion of the reclassification.

   The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS 121 requires the separation of long-lived assets and certain identifiable intangibles into two categories for purposes of accounting for an impairment of assets: those to be held and used and those to be disposed of. The Company has intangibles to be held and used from the purchase of Addison Farmers' Insurance Company and the assumption of a book of business in 1990. SFAS 121 requires that intangibles to be held and used should be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that its intangible assets are not impaired and has not written down their value.

   The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes an alternative fair value-based method of accounting for stock options and other equity instruments. The standard also requires significantly expanded disclosure on stock and equity options. The Company does not issue equity instruments to employees or others in exchange for goods or services, and therefore this statement has no impact on the Company.




















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

   Approximately 26% of the current fixed maturity portfolio is collateralized mortgage obligations ("CMOs"), compared to 31% at December 31, 1995. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven-to-twelve-year range.

   A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of December 31, 1996 and 1995 is as follows.

-----------------------------------------------------------------------------------------------------
Year Ended December 31, 1996                                     (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------
                                                                   Gross       Gross
                                                     Amortized  Unrealized   Unrealized     Fair
Type of Investment                                      Cost    Appreciation Depreciation   Value
-----------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations            $ 27,552     $   340       $  849    $ 27,043
        Mortgage-backed securities                       22,780       1,938            2      24,716
        All others                                        3,351         300           28       3,623
      States, municipalities and political subdivisions 208,332       8,532          786     216,078
      Foreign                                             6,842         199           45       6,996
      Public utilities                                   79,793         381        1,077      79,097
      Corporate bonds
        Collateralized mortgage obligations              97,757       2,963          762      99,958
        All other corporate bonds                       204,731       7,252          953     211,030
-----------------------------------------------------------------------------------------------------
Total held-to-maturity                                 $651,138     $21,905       $4,502    $668,541
=====================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations            $ 49,899     $   667       $1,320    $ 49,246
        Mortgage-backed securities                           64           5            -          69
        All others                                        6,684          75            5       6,754
      Public utilities                                      206           -           10         196
      Corporate bonds
        Collateralized mortgage obligations              11,848          87          928      11,007
        All other corporate bonds                           616          18            4         630
-----------------------------------------------------------------------------------------------------
      Total available-for-sale fixed maturities        $ 69,317     $   852       $2,267    $ 67,902
-----------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                  $  3,525     $ 4,973         $  -    $  8,498
     Banks, trust and insurance companies                12,009      42,618            -      54,627
     All other common stocks                              9,514      18,106          308      27,312
   Nonredeemable preferred stocks                           850          47           20         877
-----------------------------------------------------------------------------------------------------
   Total equity securities                             $ 25,898     $65,744       $  328    $ 91,314
-----------------------------------------------------------------------------------------------------
Total available-for-sale                               $ 95,215     $66,596       $2,595    $159,216
=====================================================================================================
Other long-term investments                            $  8,395     $ 1,612       $   37    $  9,970
=====================================================================================================


========================================================================================================
Year Ended December 31, 1995                                        (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                      Gross        Gross
                                                        Amortized  Unrealized    Unrealized     Fair
Type of Investment                                         Cost   Appreciation  Depreciation    Value
--------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations               $ 27,751     $   463      $   183    $ 28,031
        Mortgage-backed securities                          28,141       2,394            -      30,535
        All others                                           4,075         451            2       4,524
      States, municipalities and political subdivisions    183,924      11,355          312     194,967
      Foreign                                                6,856         535            -       7,391
      Public utilities                                      52,178         653          509      52,322
      Corporate bonds
        Collateralized mortgage obligations                 98,900       2,580          847     100,633
        All other corporate bonds                          187,862      12,124          474     199,512
--------------------------------------------------------------------------------------------------------
Total held-to-maturity                                    $589,687     $30,555      $ 2,327    $617,915
========================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations               $ 67,976     $ 4,626      $    85    $ 72,517
        Mortgage-backed securities                              70           5            -          75
        All others                                             331           8            1         338
      Public utilities                                         206           -            7         199
      Corporate bonds
        Collateralized mortgage obligations                 11,173         500          822      10,851
        All other corporate bonds                              708          23            4         727
--------------------------------------------------------------------------------------------------------
      Total available-for-sale fixed maturities           $ 80,464     $ 5,162      $   919    $ 84,707
--------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                     $  3,561     $ 5,093      $     -    $  8,654
     Banks, trust and insurance companies                   11,964      30,142          102      42,004
     All other common stocks                                 9,183      15,328          304      24,207
   Nonredeemable preferred stocks                              850           1           38         813
--------------------------------------------------------------------------------------------------------
   Total equity securities                                $ 25,558     $50,564      $   444    $ 75,678
--------------------------------------------------------------------------------------------------------
Total available-for-sale                                  $106,022     $55,726      $ 1,363    $160,385
========================================================================================================
Other long-term investments                               $  7,563     $ 1,215      $   151    $  8,627
========================================================================================================

     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


------------------------------------------------------------------------------------------
                                                   (Dollars in Thousands)
-----------------------------------------------------------------------------------------
DECEMBER 31, 1996                         Held-to-maturity          Available-for-sale
------------------------------------------------------------------------------------------
                                       Amortized       Fair      Amortized      Fair
                                          Cost        Value         Cost        Value
-----------------------------------------------------------------------------------------
Due in one year or less                   $  8,367     $  8,477     $    49      $    49
Due after one year through five years      135,034      140,756         874          879
Due after five years through ten years     160,797      164,934       3,247        3,259
Due after ten years                        198,851      202,657       3,336        3,393
Mortgage-backed securities                  22,780       24,716          64           69
Collateralized mortgage obligations        125,309      127,001      61,747       60,253
-----------------------------------------------------------------------------------------
                                          $651,138     $668,541     $69,317      $67,902
=========================================================================================

     Proceeds from sales of available-for-sale investments during 1996, 1995 and 1994 were $35,251,000, $1,344,000, and $246,000, respectively. Gross gains of
$3,499,000, $790,000 and $10,000, respectively, were realized on those sales. Gross losses of $342,000 were realized on those sales in 1996. No losses were realized on those sales in 1995 or 1994.

     A summary of realized investment gains (losses) resulting from sales, calls
and   maturities   and  net  changes  in  unrealized   investment   appreciation
(depreciation), less applicable income taxes, is as follows.


-------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
-------------------------------------------------------------------------------------------
Years Ended December 31,                                 1996          1995           1994
-------------------------------------------------------------------------------------------
Realized investment gains (losses)
   Fixed maturities                                   $  2,966       $   692     $  1,055
   Equity securities                                     1,843           791          (82)
   Other investments                                      (158)          215         (177)
-------------------------------------------------------------------------------------------
                                                      $  4,651       $ 1,698     $    796
-------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation
   Available-for-sale fixed maturities,
   equity securities and other long-term investments  $ 10,149       $23,496     $ (1,462)
   Income taxes                                         (3,518)       (8,223)         345
-------------------------------------------------------------------------------------------
                                                      $  6,631       $15,273     $ (1,117)
===========================================================================================
Net changes in unrealized investment appreciation
(depreciation), fixed maturities                      $(16,483)      $54,671     $(52,761)
===========================================================================================

   The net investment income for the years ended December 31, 1996, 1995 and 1994 is composed of the following.


---------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
---------------------------------------------------------------------------------------
Years Ended December 31,                             1996        1995         1994
---------------------------------------------------------------------------------------
Investment income
   Interest on fixed maturities                       $53,459     $50,913      $43,833
   Dividends on equity securities                       2,352       2,276        1,986
   Interest on other long-term investments              1,819       1,075        1,696
   Interest on mortgage loans                             232         239          260
   Interest on policy loans                               571         530          497
   Other                                                1,653       1,734        1,088
---------------------------------------------------------------------------------------
   Total investment income                            $60,086     $56,767      $49,360
   Less investment expenses                             3,150       3,164        2,940
---------------------------------------------------------------------------------------
   Investment income, net                             $56,936     $53,603      $46,420
=======================================================================================

NOTE 3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company estimated the fair value of its financial instruments, based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

   In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Market values for collateralized mortgage obligations were provided by a custodian. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the Fund Manager based on quoted market prices for the underlying equity securities. In management's opinion, these values reflect fair value at December 31, 1996 and 1995.

   The estimated fair value of mortgage loans was based on the estimated discounted future cash flows using 6.5% at December 31, 1996 and 7.0% at December 31, 1995.

   The book value of policy loans is considered to be fair value as the interest rate is fixed and in management's opinion the interest rates in the existing portfolio are comparable to current policy loan interest rates.

   For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

   The fair value of the liabilities for annuity products which are in a benefit payment phase, guaranteed investment contracts and structured settlements are based on a discount rate of 6.5% at December 31, 1996 and 1995. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

   A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 1996 and 1995 is as follows.


-----------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
-----------------------------------------------------------------------------------------
At December 31,                                 1996                     1995
-----------------------------------------------------------------------------------------
                                            FAIR      CARRYING      Fair        Carrying
Assets                                     VALUE        VALUE       Value         Value
-----------------------------------------------------------------------------------------
Investments
   Held-to-maturity fixed maturities      $668,541    $651,138    $617,915      $589,687
   Available-for-sale fixed maturities      67,902      67,902      84,707        84,707
   Equity securities                        91,314      91,314      75,678        75,678
   Mortgage loans                            3,425       2,959       3,683         3,041
   Policy loans                              7,591       7,591       7,163         7,163
   Other long-term investments               9,970       9,970       8,627         8,627
   Short-term investments                   29,330      29,330      21,530        21,530
Other Assets
   Accrued investment income                12,195      12,195      11,517        11,517
-----------------------------------------------------------------------------------------
                                          $890,268    $872,399    $830,820      $801,950
=========================================================================================
Liabilities
Policy Reserves
   Annuity (Accumulations)                $264,136    $273,419    $226,154      $232,718
   Annuity (On-Benefits)                     2,469       2,719       2,609         2,621
   Structured settlements                      240         411         359           325
   Guaranteed investment contracts           1,638       2,111       1,287         1,617
-----------------------------------------------------------------------------------------
                                          $268,483    $278,660    $230,409      $237,281
=========================================================================================

NOTE 4.
SHORT-TERM BORROWINGS

   The Company maintains a $5 million line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes would be payable at the lender's then prevailing prime rate.

   The following is a summary of the Company's short-term borrowings that were payable to a bank for the years ended December 31, 1996, 1995 and 1994.


----------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                                   1996        1995        1994
----------------------------------------------------------------------------------------
Balance at end of year                                     $  -        $  -      $   25
Maximum outstanding during the year                           -          35         925
Average amount outstanding during the year                    -          28          63
----------------------------------------------------------------------------------------
Weighted average interest rate                                - %      8.50%       7.46%
Weighted average interest rate during the year                -        8.50        7.46
========================================================================================

NOTE 5.
REINSURANCE
PROPERTY AND CASUALTY OPERATIONS

   The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Earned premiums ceded were $27,106,000, $26,053,000 and $26,256,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company believes all amounts are collectible with regard to reinsurance receivables. There are no concentrations of credit risk associated with reinsurance.

   The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Assumed premiums earned for the years ended December 31, 1996, 1995 and 1994 were $38,545,000, $33,014,000 and $31,152,000, respectively.

LIFE OPERATIONS

   United Life Insurance Company follows the policy of reinsuring that portion of the risk in excess of $200,000 on the life of any individual. Policy benefit reserves and claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life Insurance Company is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims. The Company is contingently liable for ceded insurance in force of $432,836,000 and $455,422,000 at December 31, 1996 and 1995, respectively. Approximately 70% of the Company's ceded life insurance in force has been ceded to two reinsurers. The Company believes all amounts are collectible with regard to reinsurance receivables.

NOTE 6.
LIABILITY FOR PROPERTY AND CASUALTY LOSSES AND SETTLEMENT EXPENSES

   The following table provides an analysis of losses and loss adjustment expenses ("LAE"), including a reconciliation of beginning and ending liability balances for 1996 and 1995.


-------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
At December 31,                                                              1996           1995
-------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at beginning of year                  $198,403       $199,734
   Less reinsurance receivables                                             9,703         19,081
-------------------------------------------------------------------------------------------------
Net liability for losses and LAE at beginning of year                    $188,700       $180,653
Provision for losses and LAE for claims occurring in the current year     186,132        138,109
Decrease in estimated losses and LAE for claims occurring in prior years  (29,129)       (19,877)
-------------------------------------------------------------------------------------------------
                                                                         $345,703       $298,885
-------------------------------------------------------------------------------------------------
Losses and LAE payments for claims occurring during
   Current year                                                          $ 79,209       $ 55,323
   Prior years                                                             56,618         54,862
-------------------------------------------------------------------------------------------------
                                                                         $135,827       $110,185
-------------------------------------------------------------------------------------------------
Net liability for losses and LAE at end of year                          $209,876       $188,700
  Plus reinsurance receivables                                             11,331          9,703
-------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at end of year                        $221,207       $198,403
=================================================================================================




















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

   In 1996, the Company experienced favorable loss development of $29,129,000 on losses occurring in prior years. The lines of business contributing to this redundancy included commercial multiple peril, other liability, personal auto liability and workers' compensation lines.

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

NOTE 7.
STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDEND AND RETAINED EARNINGS RESTRICTIONS

   Statutory stockholders' surplus and net income at December 31, 1996, 1995 and 1994 and for the years then ended are as follows.


----------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
----------------------------------------------------------------------------------------
                                                    Statutory
                                                   Stockholders'             Statutory
                                                     Surplus                 Net Income
----------------------------------------------------------------------------------------
1996
   PROPERTY AND CASUALTY                                 $177,263               $ 9,202
   LIFE, ACCIDENT AND HEALTH                               49,491                 3,812
----------------------------------------------------------------------------------------
1995
   Property and casualty                                 $158,055               $23,213
   Life, accident and health                               45,911                 2,224
----------------------------------------------------------------------------------------
1994
   Property and casualty                                 $125,317               $19,621
   Life, accident and health                               34,450                 2,042
========================================================================================

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

   The State of Iowa Insurance Department imposes certain capital requirements on insurance companies on a statutory basis. Under the applicable regulations, United Fire & Casualty Company is required to maintain minimum capital stock of $2,500,000 and minimum additional paid-in capital and retained earnings in the aggregate amount of $2,500,000. At December 31, 1996, United Fire & Casualty Company's capital stock was $35,759,000 and total statutory paid-in capital and retained earnings were $141,504,000

   The amount of dividends that may be paid to stockholders without prior approval by the State of Iowa Insurance Department is limited to the excess of statutory retained earnings over contributed surplus. Contributed surplus as of December 31, 1996, was $8,069,000. Based upon this restriction, the Company could make a maximum of $125,366,000 in dividend distributions to stockholders in 1997. Dividend payments by the insurance subsidiaries to the Company are subject to similar restrictions in the states in which they are domiciled. The Company received no dividends from its subsidiaries in 1996 or 1995.

   In addition, the insurance departments governing the Company and its subsidiaries have imposed risk-based capital ("RBC") requirements. The regulation is based on a model adopted by the NAIC. An RBC formula establishes capital requirements for insurance companies based on an individual company's major areas of risk, including assets, credit, underwriting and off-balance sheet risk. The results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1996 and 1995, the life and property and casualty segments had adjusted capital well in excess of the required capital levels.

NOTE 8.
FEDERAL INCOME TAXES

Federal income tax expense is composed of the following.


----------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                      1996                  1995           1994
----------------------------------------------------------------------------------------
Current                                      $ 7,195              $7,015         $6,298
Deferred                                      (1,778)              2,232            (70)
----------------------------------------------------------------------------------------
Total                                        $ 5,417              $9,247         $6,228
========================================================================================

   A reconciliation of income tax expense computed at the applicable Federal tax rate of 35% in 1996, 1995 and 1994 to the amount recorded in the Consolidated Financial Statements is as follows.

----------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                                   1996        1995        1994
----------------------------------------------------------------------------------------
Computed expected rate                                   $9,489     $13,318     $10,062
Reduction for tax-exempt municipal bond interest income  (4,227)     (4,057)     (4,015)
Reduction of nontaxable dividend income                    (534)       (520)       (458)
Other, net                                                  689         506         639
----------------------------------------------------------------------------------------
Federal income taxes, as provided                        $5,417     $ 9,247     $ 6,228
========================================================================================

The significant components of the net deferred tax liability at December 31, 1996 and 1995 are as follows.


------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------
At December 31,                                                       1996           1995
------------------------------------------------------------------------------------------
Deferred tax assets
   Financial statement reserves in excess of income tax reserves     $18,344       $15,848
   Unearned premium adjustment                                         6,606         6,240
   Postretirement benefits other than pensions                         1,279         1,024
   Salvage and subrogation                                               646           536
   Pension                                                             1,065           969
   Other                                                               2,758         3,827
------------------------------------------------------------------------------------------
Gross deferred tax assets                                            $30,698       $28,444
------------------------------------------------------------------------------------------
Deferred tax liabilities
   Deferred acquisition costs                                        $17,215       $16,370
   Net unrealized appreciation                                        22,750        19,232
   Depreciation on assets                                              1,198         1,191
   Net bond discount accretion and premium amortization                1,378         1,613
   Other                                                                 851           992
------------------------------------------------------------------------------------------
Gross deferred tax liability                                         $43,392       $39,398
------------------------------------------------------------------------------------------
Net deferred tax liability                                           $12,694       $10,954
==========================================================================================

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


==================================================================================================
                                                                       (Dollars in Thousands)
--------------------------------------------------------------------------------------------------
Years Ended December 31,                                             1996        1995        1994
--------------------------------------------------------------------------------------------------
Actuarial present value of accumulated obligation at September
   30, 1996, 1995 and 1994
   Vested benefit obligation                                    $(14,301)   $(10,697)  $  (7,955)
==================================================================================================
   Accumulated benefit obligation                               $(14,713)   $(11,122)  $  (8,466)
==================================================================================================
   Projected benefit obligation                                 $(18,299)   $(14,307)  $ (10,264)
Plan assets at fair value at September 30, 1996, 1995 and 1994    15,045      13,318      11,520
--------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit
obligation at September 30, 1996, 1995 and 1994                 $ (3,254)   $   (989)  $   1,256
Unrecognized net asset (established January 1, 1987)                (137)       (185)       (232)
Unrecognized prior service cost                                    1,229           4           4
Unrecognized net loss                                               (911)     (1,598)     (3,548)
---------------------------------------------------------------------------------------------------
   Pension liability                                            $ (3,073)   $ (2,768)  $  (2,520)
==================================================================================================
Net pension cost includes the following components
   Service cost-benefits earned during the period               $    655    $    505   $     958
   Interest cost on projected benefit obligations                  1,051         806         817
   Actual return on plan assets                                   (1,753)     (2,165)       (980)
   Net amortization and deferral                                     640       1,102         331
--------------------------------------------------------------------------------------------------
   Net periodic pension cost                                    $    593    $    248   $   1,126
==================================================================================================

     The weighted average discount rate used in determining the actuarial present value of projected benefit obligation was 7.5% at September 30, 1996, 7.0% at September 30, 1995 and 8.25% at September 30, 1994. The rate of increase in future compensation levels was 4.5% at September 30, 1996 and 4.0% at September 30, 1995 and 1994. The expected long-term rate of return on plan assets was 8.0% at September 30, 1996, and 7.5% at September 30, 1995 and 1994.

   The Company has a profit sharing plan in which employees who meet age and service requirements are eligible to participate. The amount of the Company's contribution is discretionary and is determined annually but cannot exceed the amount deductible for Federal income tax purposes. The Company's contribution to the plan for the years ended December 31, 1996, 1995 and 1994 was $717,000, $1,561,000 and $649,000, respectively.

   The Company also has an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service and attaining age twenty-one. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1996, 1995 and 1994, the Trustee owned 92,806, 86,712 and 86,306 shares of Company stock, respectively. The Company's incurred contribution to the Plan was $142,000 for the year ended December 31, 1996 and zero for the years ended December 31, 1995 and 1994.

   The following table reconciles the accrued postretirement benefit liability and amounts recognized in the Consolidated Financial Statements.


------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
------------------------------------------------------------------------------
At December 31,                                             1996         1995
------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
   Retirees                                             $(1,831)     $(1,411)
   Other fully eligible participants                       (901)        (901)
   Other active participants                             (2,899)      (2,578)
------------------------------------------------------------------------------
                                                         (5,631)      (4,890)
   Unrecognized prior service cost                          206          247
   Unrecognized actuarial loss                            1,734        1,718
------------------------------------------------------------------------------
   Accrued postretirement benefit liability             $(3,691)     $(2,925)
==============================================================================


-------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1996         1995         1994
-------------------------------------------------------------------------------------------------
Service cost-benefits attributed to service during the year     $  356      $   239      $   201
Interest cost on accumulated postretirement benefit obligation     342          286          222
Amortization of prior service cost                                  40           40           40
Amortization of actuarial loss                                     132           45           79
-------------------------------------------------------------------------------------------------
Net postretirement benefit expense                              $  870      $   610      $   542
=================================================================================================

   The unrecognized prior service cost and actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility.

   For medical claims, a health care cost trend rate of 9.5% was assumed for 1997, decreasing annually to 6.0% in 2006. For dental claims, a health care cost trend rate of 7.0% was assumed for 1997, decreasing annually to 5.5% in 2006.

   The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $1,232,000 and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $178,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% as of December 31, 1996 and 1995, respectively.

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


----------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
----------------------------------------------------------------------------------------
Years Ended December 31,                                 1996         1995         1994
----------------------------------------------------------------------------------------
Property and casualty insurance
   Net premiums earned                               $215,470     $185,994     $166,852
   Loss and loss adjustment expenses                  155,820      118,231      108,810
   Underwriting and acquisition expenses               73,371       61,091       56,187
----------------------------------------------------------------------------------------
   Underwriting income (loss)                        $(13,721)    $  6,672     $  1,855
   Investment income, net                              21,349       21,009       19,006
   Realized investment gains and other income           5,365        1,174          172
   Commission and policy fee income                     1,904        1,863        1,889
----------------------------------------------------------------------------------------
      Operating earnings                             $ 14,897     $ 30,718     $ 22,922
========================================================================================
   Assets                                            $496,808     $453,854     $413,350
========================================================================================
Life insurance
   Net premiums earned                               $ 19,435     $ 21,639     $ 17,896
   Investment income, net                              35,720       32,609       27,659
   Realized investment gains and other income           1,361          524          624
----------------------------------------------------------------------------------------
      Total revenues                                 $ 56,516     $ 54,772     $ 46,179
   Benefits, underwriting and acquisition expenses     44,036       47,440       40,352
----------------------------------------------------------------------------------------
      Operating earnings                             $ 12,480     $  7,332     $  5,827
========================================================================================
   Assets                                            $528,027     $483,740     $410,580
========================================================================================
Premium revenue between segments                     $    108     $    105     $    100
========================================================================================

Depreciation expense and property and equipment acquisitions for the years ended December 31, 1996, 1995 and 1994 are reflected in the property and casualty insurance segment.

NOTE 11.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information of the Company.


----------------------------------------------------------------------------------------------
                                             (Dollars in Thousands Except Per Share Data)
----------------------------------------------------------------------------------------------
Quarters                                   First     Second       Third     Fourth      Total
----------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1996
   TOTAL REVENUES                        $74,101    $71,592     $76,316    $78,265   $300,274
==============================================================================================
   NET INCOME                            $ 8,755    $ 5,161     $ 1,299    $ 6,745   $ 21,960
==============================================================================================
   NET INCOME PER COMMON SHARE           $  . 81    $   .48     $   .12    $   .63   $   2.04
==============================================================================================
Fiscal year ended December 31, 1995
   Total revenues                        $64,593    $64,362     $66,902    $68,733   $264,590
==============================================================================================
   Net income                            $ 6,248    $ 7,243     $ 6,561    $ 8,751   $ 28,803
==============================================================================================
   Net income per common share           $   .58    $   .67     $   .60    $   .81   $   2.66
==============================================================================================

   Net income per common share has been retroactively restated for additional shares issued as a result of a three for two stock split to stockholders of record as of December 18, 1995.

NOTE 12.
NET INCOME AND DIVIDENDS PER COMMON SHARE

   The Company declared a three for two stock split in the form of a 50% stock dividend to stockholders of record as of December 15, 1994 and again, as of December 18, 1995. Cash dividends per common share of $.60 and $.55 were declared in 1996 and 1995, respectively. Net income per common share, weighted average common shares outstanding and cash dividends declared per common share have been retroactively restated for all periods presented.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF UNITED FIRE & CASUALTY COMPANY:

   We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data (Schedule III - Supplementary insurance information, Schedule IV - Reinsurance, and Schedule VI
- Supplemental information concerning property and casualty insurance operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                                         /s/ Arthur Andersen LLP
                                                         -----------------------
                                                         Arthur Andersen LLP
                                                         Chicago, Illinois
                                                         February 20, 1997

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules

III -- Supplementary insurance information                                    38

IV -- Reinsurance                                                             39

VI -- Supplemental  information  concerning   property  and
      casualty  insurance operations                                          40

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.


SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

---------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                  Future
                                  Policy
                                 Benefits,                                         Benefits, Amortization
                      Deferred    Losses,                                           Claims,   of Deferred Other   Interest on
                       Policy     Claims             Earned  Realized      Net     Losses and   Policy    Under-   Policy-
                     Acquisition and Loss  Unearned  Premium Investment Investment Settlement Acquisition writing holders' Premiums
                       Costs     Expenses  Premiums  Revenue   Gains      Income   Expenses     Costs    Expenses Accounts  Written
------------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996

Property and casualty    $18,376 $221,207  $ 99,840  $215,470  $ 5,365    $21,216   $155,820  $43,912  $29,249  $     - $221,934
Life, accident and health 37,707  431,582     5,168    19,327    1,361     35,720     14,290    4,452    4,473   20,701   20,305(1)
------------------------------------------------------------------------------------------------------------------------------------
Total                    $56,083 $652,789  $105,008  $234,797  $ 6,726    $56,936   $170,110  $48,364  $33,722  $20,701 $242,239
====================================================================================================================================
(1) Accident and health insurance premiums written.


Year Ended
December 31, 1995

Property and casualty    $19,266 $198,403  $ 92,798  $185,994  $ 1,174    $20,994  $118,231   $39,208  $21,775  $     -  $197,546
Life, accident and health 33,404  393,603     4,014    21,534      524     32,609    15,012     5,349    6,437   20,528    22,072(1)
------------------------------------------------------------------------------------------------------------------------------------
Total                    $52,670 $592,006  $ 96,812  $207,528  $ 1,698    $53,603  $133,243   $44,557  $28,212  $20,528  $219,618
====================================================================================================================================
(1) Accident and health insurance premiums written.


Year Ended
December 31, 1994

Property and casualty    $15,870 $203,911  $ 80,629  $166,852  $   172    $18,761  $108,810    $33,950  $22,099 $     - $175,641
Life, accident and health 31,675  344,096     2,821    17,896      624     27,659    13,552      3,414    6,211  17,060   18,338(1)
------------------------------------------------------------------------------------------------------------------------------------
Total                    $47,545 $548,007  $ 83,450  $184,748  $   796    $46,420  $122,362    $37,364  $28,310 $17,060 $193,979
====================================================================================================================================
(1) Accident and health insurance premiums written.

Certain  amounts   included  in  this  schedule  for  earlier  years  have  been reclassified to conform with the 1996 financial statement presentation.


SCHEDULE IV.  REINSURANCE

---------------------------------------------------------------------------------------
                                              (Dollars in Thousands)
---------------------------------------------------------------------------------------
                                                                            Percentage
                                Gross     Ceded to   Assumed       Net      of Amount
                               Amount      Other    From Other    Amount    Assumed to
                               Earned    Companies  Companies     Earned    Net Earned
---------------------------------------------------------------------------------------
Year ended December 31, 1996
Life insurance in force       $3,230,213   $432,836    $     -   $2,797,377       0.0%

Premiums:
Property and casualty         $  204,031   $ 27,106    $38,545   $  215,470     17.89%
Life insurance                    18,338      1,059          -       17,279      0.00%
Accident and health insurance      2,237        189          -        2,048      0.00%
---------------------------------------------------------------------------------------
Total                         $  224,606   $ 28,354    $38,545   $  234,797     16.42%
=======================================================================================

Year ended december 31, 1995

Life insurance in force       $3,133,052   $455,422    $     -   $2,677,630       0.0%

Premiums:
Property and casualty         $  179,033   $ 26,053    $33,014   $  185,994     17.75%
Life insurance                    20,881      1,066          -       19,815      0.00%
Accident and health insurance      1,915        196          -        1,719      0.00%
---------------------------------------------------------------------------------------
Total                         $  201,829   $ 27,315    $33,014   $  207,528     15.91%
=======================================================================================

Year ended december 31, 1994

Life insurance in force       $3,222,695   $531,558    $     -   $2,691,137       0.0%

Premiums:
Property and casualty         $  161,956   $ 26,256    $31,152   $  166,852     18.67%
Life insurance                    18,218      1,837          -       16,381      0.00%
Accident and health insurance      1,692        177          -        1,515      0.00%
---------------------------------------------------------------------------------------
Total                         $  181,866   $ 28,270    $31,152   $  184,748     16.86%
=======================================================================================
Certain  amounts   included  in  this  schedule  for  earlier  years  have  been reclassified to conform with the 1996 financial statement presentation.


SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE
             OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    Claims and Claim
Affiliation with                Reserves                                          Adjustment Expenses
Registrant:                    for Unpaid                                         Incurred Related to Amoritization
Company and          Deferred  Claims and                                        -------------------- of Deferred Paid Claims
consolidated          Policy     Claim                      Realized     Net        (1)      (2)       Policy     and Claim
property and       Acquisition Adjustment Unearned  Earned  Investment Investment Current   Prior   Acquisition  Adjustment Premiums
casualty subsidiaries  Costs   Expenses  Premiums Premiums  Gains      Income      Year     Years      Costs     Expenses   Written
------------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996    $18,376    $ 221,207   $ 99,840  $215,470 $ 5,365  $21,216   $ 186,132 $ (29,129) $ 43,912   $ 135,827 $221,934
====================================================================================================================================
Year Ended
December 31, 1995    $19,266    $ 198,403   $ 96,812  $185,994 $ 1,174  $20,994   $ 138,109 $ (19,877) $ 41,814   $ 110,185 $197,546
====================================================================================================================================
Year Ended
December 31, 1994    $15,870    $ 203,911   $ 80,629  $166,852 $   172  $18,761   $ 125,918 $ (17,107) $ 33,950   $  98,956 $175,641
====================================================================================================================================
Certain  amounts   included  in  this  schedule  for  earlier  years  have  been reclassified to conform with the 1996 financial statement presentation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY:

NAME (AGE)                     PRESENT POSITION, NAME AND PRINCIPAL BUSINESS OF
                               DIRECTOR
Scott McIntyre Jr. (63)        Chairman of the Board, President and Chief
                               Executive Officer,
                               United Fire & Casualty Company
Robert J. Bevenour (68)        Retired
James T. Brophy (69)           Vice Chairman of the Board
Jack B. Evans (48)             President, Hall-Perrine Foundation
Roy L. Ewen (74)               Retired
Harold A. Hagen (70)           Retired
Casey D. Mahon (45)            Vice President and General Counsel, McLeod, Inc.,
                               Cedar Rapids, Iowa
Leonard J. Marshall (67)       Retired
Thomas K. Marshall (63)        Retired
Byron G. Riley (66)            Attorney, Firm of Bradley & Riley, P.C.

EXECUTIVE OFFICERS OF THE COMPANY:

NAME (AGE)                     OFFICE HELD (TENURE IN YEARS)
Scott McIntyre Jr. (63)        Chairman of the Board, President, and Chief
                               Executive Officer,
                               General Manager (30) and Director (40)
Kent G. Baker (53)             Vice President and Chief Financial Officer (12)
John R. Cruise (55)            Vice President, Reinsurance (10)
E. Dean Fick (52)              Vice President, Claims (5), employed by Grinnell
                               Mutual Reinsurance Company
                               24 years prior, serving as Senior Vice President,
                               Claims (1987-1991)
Shona Frese (52)               Corporate Secretary, employed by the Company for
                               the past 30 years
Maynard L. Hansen (65)         Vice President, Fidelity and Surety (8)
David L. Hellen (44)           Vice President, Denver Branch Office (9)
Wilburn J. Hollis (56)         Vice President, Human Resources, employed by the
                               Company since June, 1996.  Director of Human
                               Resources at Norwest Financial in Des Moines,
                               Iowa from 1989-1996
E. Addison Hulit (57)          Vice President, Lombard Branch Office (1),
                               employed by the Company for the past 4 years,
                               employed by Transamerica Insurance from 1991 to
                               1993; and Traveler's Insurance for the 21 years
                               prior
Robert B. Kenward (54)         Vice President, Data Processing (4), employed by
                               the Company for the past 18 years
Gerald D. Seidl (63)           General Counsel (28)
Richard B. Swain (39)          Vice President, Lincoln Branch Office since
                               November, 1996, employed by the Company for the
                               past 3 years, employed by the Allied Group for
                               the 7 years prior
Galen E. Underwood (56)        Treasurer (18)
Stanely A. Wiebold (52)        Vice President, Underwriting (11)

DIRECTORS OF SUBSIDIARY COMPANIES:

UNITED LIFE INSURANCE COMPANY  ADDISON FARMERS' INSURANCE  INSURANCE BROKERS &
C. Richard Ekstrand            COMPANY                     MANAGERS, INC.
John A. Rife                   James T. Brophy             Kent G. Baker
Byron G. Riley                 E. Addison Hulit            Carlyn K. Lewis
Gerald D. Seidl                Scott McIntyre Jr.          Scott McIntyre Jr.
                                                           Gerald D. Seidl


LAFAYETTE INSURANCE COMPANY      CRABTREE PREMIUM FINANCE
                                 COMPANY
P. Eric Croussilac
Carylyn K. Lewis                 Scott McIntyre Jr.
Scott McIntyre Jr.               E. Addison Hulit
Gerald D. Seidl
Leo F. Wegmann Jr.


OFFICERS OF THE COMPANY:
UNITED FIRE & CASUALTY COMPANY

Chairman, President and Chief Executive Officer
Scott McIntyre Jr.

General Counsel
Gerald D. Seidl

Vice Presidents
Kent G. Baker
John R. Cruise
E. Dean Fick
Maynard L. Hansen
David L. Hellen
Wilburn J. Hollis
E. Addison Hulit
Robert B. Kenward
Richard B. Swain
Stanley A. Wiebold

Secretary
Shona Frese

Assistant Secretaries
Lucretia L. Canning
Donna M. Fugate

Treasurer
Galen E. Underwood

Assistant Vice Presidents
John T. Anderson Jr.
Robert J. DeCamp
Dayton E. Roberts

OFFICERS OF SUBSIDIARY COMPANIES:
UNITED LIFE INSURANCE COMPANY                 CRABTREE PREMIUM FINANCE COMPANY
Chairman                                      Chairman and President
Scott McIntyre Jr.                            Scott McIntyre Jr.

President                                     Vice President
John A. Rife                                  Theresa J. McArthur

Vice Presidents                               Secretary
Ronald D. Brandt                              Christine Prete
Rickey L. Pettyjohn
                                              Treasurer
Secretary                                     Kent G. Baker
Jean N. Newlin Schnake

Treasurer                                     INSURANCE BROKERS & MANAGERS, INC.
Samuel E. Hague                               Chairman
                                              Scott McIntyre Jr.
LAFAYETTE INSURANCE COMPANY
Chairman                                      President
Scott McIntyre Jr.                            P. Eric Croussilac

President                                     Secretary
Carlyn K. Lewis                               Betty S. Castro

Secretary                                     Treasurer
Leo F. Wegmann Jr.                            Kent G. Baker

ADDISON FARMERS' INSURANCE
COMPANY
Chairman
Scott McIntyre Jr.

President
E. Addison Hulit

Vice Presidents
Robert A. Andretich
Russell P. Shulfer

Secretary
Linda J. Pearson

Treasurer
Kent G. Baker

ITEM 11.   EXECUTIVE COMPENSATION

    Executive Compensation includes the amount expensed for financial reporting purposes under the Company's qualified profit sharing (401(k)) plan. All employees of the Company are eligible to participate after they have completed six months of service with the Company and have attained twenty-one years of age. The plan is not integrated with social security, and provides for employer contributions in such amounts as the Board of Directors may annually determine. The benefit payable under the plan is equal to the vested account balance.

    Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to the Company's pension plan for the named individuals. The pension plan is a noncontributory plan which is integrated with social security. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. The normal retirement pension payable under the plan is based on the employee's highest average monthly earnings for five (5) consecutive years of employment, and provides a benefit of 1.25% of average annual wages, plus .5% of average annual wages in excess of covered compensation all times years of service with a maximum of 35 years.

    The pension plan owned 101,029 shares of the Company common stock as of December 31, 1996, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

    In 1983, the Company adopted the United Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and have met hourly requirements with the Company. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1996, 1995 and 1994, the Trustee owned 92,806, 86,712 and 86,306 shares of Company common stock, respectively. The Company's incurred contribution to the Plan was $142,000 for the year ended December 31, 1996 and zero for the years ended December 31, 1995 and 1994.

     The following table summarizes the compensation of the Company's Chief Executive Officer, the four most highly compensated executive officers, and a former executive officer, for the last three years.


                        SUMMARY COMPENSATION TABLE (1)
                              ANNUAL COMPENSATION
================================================================================================
                            Principal
      Name                   Position                       Year     Salary           Bonus
------------------------------------------------------------------------------------------------
Scott McIntyre, Jr.   Chairman, President & CEO             1996  $270,000.00(2)   $75,000.00(3)
Scott McIntyre, Jr.   Chairman & CEO                        1995   250,000.00       57,500.00
Scott McIntyre, Jr.   Chairman and CEO                      1994   230,000.00               -
------------------------------------------------------------------------------------------------
Gary L. Huber         Former President and Former COO       1996  $160,000.00(4)   $24,000.00(3)
Gary L. Huber         President and COO                     1995   150,000.00       21,150.00
Gary L. Huber         President and COO                     1994   141,000.00               -
------------------------------------------------------------------------------------------------
E. Dean Fick          Vice President - Claims               1996  $120,000.00(4)   $17,520.00(5)
E. Dean Fick          Vice President - Claims               1995   109,500.00        7,799.99
E. Dean Fick          Vice President - Claims               1994   103,999.93               -
------------------------------------------------------------------------------------------------
Maynard L. Hansen     Vice President - Fidelity and Surety  1996  $115,497.19(4)   $16,000.01(5)
------------------------------------------------------------------------------------------------
Kent G. Baker         Vice President and CFO                1996  $ 94,668.96(4)   $13,600.01(5)
------------------------------------------------------------------------------------------------
Stanley A. Wiebold    Vice President - Underwriting         1996  $ 93,044.13(4)   $13,360.01(5)
------------------------------------------------------------------------------------------------

Footnotes to summary compensation table are on the following page.

Footnotes to summary compensation table:

(1) Pursuant to SEC rules, the column "Other Annual Compensation" was omitted because, in all cases, the amounts were less than the minimum required to be reported.
(2) Fixed by Compensation Committee in February of each year. Present salary was fixed at February, 1997 meeting.
(3) Bonus, if any, determined at the regular meeting of the Directors in February of each year based on prior year performance.
(4) Determined by Chairman and CEO. Salary is determined in December of each year and will be reviewed annually in December.
(5) Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.


                                         PENSION PLAN TABLE
---------------------------------------------------------------------------------------
                                          Years of Service
---------------------------------------------------------------------------------------
Salary                 15             20             25             30            35
---------------------------------------------------------------------------------------
 88,000              21,032         28,042         35,053         42,063        49,074
 90,000              21,557         28,742         35,928         43,113        50,299
 95,592              23,024         30,699         38,374         46,049        53,724
100,000              24,182         32,242         40,303         48,363        56,424
120,000              29,432         39,242         49,053         58,863        68,674
150,000              37,307         49,742         62,178         74,613        87,489
160,000              39,932         53,242         66,553         79,863        93,174
---------------------------------------------------------------------------------------

   The pension plan provides a benefit of 1.25% of average annual wages, plus .5% of average annual wages in excess of covered compensation, all times years of service (maximum 35 years). Wages are limited to $150,000 for pension plan purposes by the IRS (this limit will be increased to $160,000 effective January 1, 1997).

     Pension figures for Scott McIntyre, Jr., Chairman, President and CEO and Gary L. Huber, former President and former COO are based on $150,000 annual salary. Pension figures for E. Dean Fick, Vice President - Claims, are based on $120,000 annual salary. Pension figures for Maynard L. Hansen, Vice President - Fidelity and Surety are based on $95,592 annual salary. Pension figures for Kent
G. Baker, Vice President and CFO are based on $90,000 annual salary. Pension figures for Stanley A. Wiebold, Vice President - Underwriting are based on $88,000 annual salary. Bonuses paid to officers are not included in pensionable wages.

Director Compensation
---------------------

   Non-employee directors are paid a fee of $500 per meeting attended, plus direct expenses, for attendance at director's meetings. When there is a committee meeting, the director serving on that committee receives an additional $400. An annual retainer of $2,500 is paid to each non-employee director with the exception of the Vice Chairman who receives an annual retainer of $10,000.

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and S&P Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1991 and reinvestment of dividends.


                           TOTAL SHAREHOLDER RETURNS


                        [PERFORMANCE GRAPH APPEARS HERE]


                                                        INDEXED RETURNS
                                                          YEARS ENDING

Company/Index                       Dec91     Dec92     Dec93     Dec94     Dec95     Dec96

UNITED FIRE & CAS CO                100       136.79    136.99    149.89    233.47    299.16
S&P Property-Casualty Insurance     100       117.11    115.04    120.67    163.38    198.53
S&P 500 Index                       100       107.62    118.46    120.03    165.13    203.05

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT
(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth information as of March 1, 1997, with respect to ownership of the Company's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.


----------------------------------------------------------------------------------------------
                                                                          Amount
                                                                       and Nature     Percent
                                                                       of Beneficial    of
Name of Beneficial Owner                   Address of Beneficial Owner  Ownership      Class
----------------------------------------------------------------------------------------------
Scott McIntyre, Jr. (1)                    Cedar Rapids, Iowa            1,547,683    14.43%
Mildred R. McIntyre (1)                    Cedar Rapids, Iowa            1,176,121    10.96%
General Accident  Corporation of America   Philadelphia, Pennsylvania    2,650,680    24.71%
Susan M. Carlton (1)                       Orchard Park, New York          366,536     3.42%
Margaret Pless (1)                         Durham, North Carolina          335,537     3.13%
----------------------------------------------------------------------------------------------

(1) Scott McIntyre Jr., Mildred R. McIntyre, Susan M. Carlton and Margaret pless are all members of the same family. Included in the number of shares owned by Scott McIntyre, Jr. are 371,812 shares which he owns in his capacity as Trustee of three trusts, one of which his children are the beneficiaries, one of which his wife is the beneficiary, and the other of which all of Mildred R. McIntyre's grandchildren are the beneficiaries. Included in the number of shares owned by Mildred R. McIntyre are 533,245 shares which she owns in her capacity as Trustee of a trust in which she also has a life interest, and in which Scott McIntyre Jr., Susan M. Carlton and Margaret Pless each have an equal interest in the remainder.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

     The following table sets forth information as of March 1, 1997, with respect to ownership of the Company's $3.33 1/3 par value common stock by management. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.


---------------------------------------------------------------------------------------

                                                                         Percent
                                                 Amount and Nature          of
Name of Beneficial Owner                   of Beneficial Ownership        Class
---------------------------------------------------------------------------------------
Scott McIntyre, Jr. (1)                                  1,547,683         14.43%
Roy L. Ewen                                                 83,601          0.78%
Harold A. Hagen                                              4,282          0.04%
Robert J. Bevenour                                           3,200          0.03%
Byron G. Riley, Jr.                                          2,806          0.03%
James T. Brophy                                             11,500          0.11%
Thomas K. Marshall                                           2,192          0.02%
Leonard J. Marshall                                          1,000          0.01%
Casey D. Mahon                                               2,000          0.02%
Jack B. Evans                                                4,134          0.04%
Christopher R. Drahozal                                    104,739          0.98%
32 officers and directors as a group                     1,792,807         16.71%
---------------------------------------------------------------------------------------

     (1) Included in the number of shares owned by Scott McIntyre Jr., are 121,500 shares held in the name of J. Scott McIntyre, Trustee of the Mildred Reynolds McIntyre trust, and 225,000 shares held in the name of Scott Mcintyre Jr., or successor, Dee Ann McIntyre Trust and 25,312 shares held in the name of Scott McIntyre, Jr., Irrevocable Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                            Page
                                                                            ----

(a) 1. and 2. Financial statements and financial statement schedules         15

(a) 3.        Exhibits

              3 (i)   Articles  of  Incorporation  of  United  Fire  &
                      Casualty Company, incorporated by reference from
                      Registrant's Registration Statement, (File No.
                      2-39621) filed with the Commission on May 1, 1986.
              3 (ii)  By Laws of United Fire & Casualty Company, as
                      amended, incorporated by reference from the
                      Registrant's Registration Statement,
                      (File No. 2-39621) filed with the Commission on
                      May 1, 1986.
              11      Computation of Earnings Per Share
              21      Subsidiaries of the Registrant

              27      Financial Data Schedule

              28      Information from reports furnished to State
                      Insurance Regulatory Authorities (filed by paper)

(b) A report on Form 8-K was filed on November 21, 1996, regarding the announcement that Gary L. Huber resigned from United Fire & Casualty Company as President and Chief Operating Officer. Scott McIntyre Jr., Chairman and Chief Executive Officer of United Fire & Casualty Company was elected President and Chief Operating Officer.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNITED FIRE & CASUALTY COMPANY

                            By:  /s/ Scott McIntyre Jr.
                                 -----------------------------------------------
                                 Scott McIntyre Jr.
                                 Chairman, President and Chief Executive Officer
Date:  March 26, 1997

                            By:  /s/ Kent G. Baker
                                 -----------------------------------------------
                                 Kent G. Baker
                                 Vice-President, Principal Accounting Officer
                                 and Chief Financial Officer
Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Scott McIntyre Jr.                  By:  /s/ Harold A. Hagen
    -------------------------------             --------------------------------
    Scott McIntyre Jr.,                         Harold A. Hagen,
    Chairman and Director                       Director

Date:  March 26, 1997                       Date:  March 26, 1997


By:  /s/ James T. Brophy                    By:  /s/ Casey D. Mahon
     ------------------------------              -------------------------------
     James T. Brophy,                            Casey D. Mahon,
     Director                                    Director

Date:  March 26, 1997                       Date:  March 26, 1997



By:  /s/ Robert J. Bevenour                  By:  /s/ Jack B. Evans
     ------------------------------              -------------------------------
     Robert J. Bevenour,                         Jack B. Evans,
     Director                                    Director

Date:  March 26, 1997                        Date:  March 26, 1997




By:  /s/ Roy L. Ewen                         By:  /s/ Byron G. Riley
     -------------------------------              -----------------------------
     Roy L. Ewen, Director                        Byron G. Riley, Director

Date:  March 26, 1997                        Date:  March 26, 1997


By:  /s/ Leonard J. Marshall
     -------------------------------
     Leonard J. Marshall, Director

Date:  March 26, 1997
                                       49

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(1) Four copies of the annual stockholders report for the year ended December 31, 1996 will be furnished to the Securities Exchange Commission by April 1, 1997.

(2) Proxy statements will be furnished to security holders subsequent to the filing of the 10-K. Four copies of the proxy statement will be furnished to the Securities Exchange Commission when they are mailed to security holders.