Form 10-Q
period 1997-03-31
UNITED FIRE & CASUALTY CO
filed 1997-05-14
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended MARCH 31, 1997


     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the transition period from                   to




Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        IOWA                                      42-0644327
------------------------               --------------------------------
(State of Incorporation)               (IRS Employer Identification No.)


118 Second Avenue, S.E.
CEDAR RAPIDS, IOWA                                                52407
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


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

YES   X         NO
    -----          -------


As of May 7, 1997, 10,727,322 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES



TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION


Report of Independent Public Accountants                                    1

Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996      2

Unaudited Consolidated Statements of Operations - Three-Month
 Periods Ended March 31, 1997 and 1996                                      3

Unaudited Consolidated Statements of Cash Flows - Three-Month
 Periods Ended March 31, 1997 and 1996                                      4

Notes to Unaudited Consolidated Financial Statements                        5

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                  8



PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
  Signatures                                                               10

Exhibit 11. Computation of Net Income Per Common Share                     11

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1996, and, in our report dated February 20, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ Arthur Andersen LLP
                                         -------------------------------
                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
May 7, 1997

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
------------------------------------------------------------------------------
 ASSETS                                                    1997         1996
                                                        UNAUDITED     AUDITED
------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $672,895 in 1997 and $668,541 in 1996)       $  666,752   $  651,138
    Available-for-sale, at market (cost $75,935
    in 1997 and $69,317 in 1996)                           72,793       67,902
  Equity securities (cost $25,906 in 1997
   and $25,898 in 1996)                                    93,848       91,314
  Mortgage loans                                            2,937        2,959
  Policy loans                                              7,685        7,591
  Other long-term investments, at market (cost
   $8,682 in 1997 and $8,395 in 1996)                      10,593        9,970
  Short-term investments                                   15,682       29,330
------------------------------------------------------------------------------
                                                       $  870,290   $  860,204

CASH AND CASH EQUIVALENTS                                  20,169       14,389
ACCRUED INVESTMENT INCOME                                  12,650       12,195
ACCOUNTS RECEIVABLE                                        46,097       43,433
DEFERRED POLICY ACQUISITION COSTS                          57,825       56,083
PROPERTY AND EQUIPMENT                                     12,298       12,630
REINSURANCE RECEIVABLES                                    13,015       12,490
PREPAID REINSURANCE PREMIUMS                                4,273        4,229
INTANGIBLES                                                 1,272        1,335
INCOME TAXES RECEIVABLE                                        --          709
OTHER ASSETS                                                6,543        7,138
------------------------------------------------------------------------------
TOTAL ASSETS                                           $1,044,432   $1,024,835
------------------------------------------------------------------------------
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims
   and settlement expenses
    Property and casualty insurance                    $  223,699   $  221,207
    Life insurance                                        439,969      431,582
  Unearned premiums                                       107,379      105,008
  Accrued expenses and other liabilities                   16,714       19,721
  Employee benefit obligations                              7,129        6,764
  Income taxes payable                                      1,644           --
  Deferred income taxes                                    13,503       12,694
------------------------------------------------------------------------------
TOTAL LIABILITIES                                      $  810,037   $  796,976
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                         $   35,759   $   35,759
  Additional paid-in capital                                9,342        9,342
  Retained earnings                                       145,727      139,933
  Net unrealized appreciation, net of applicable
   income taxes of $23,143 in 1997 and $22,750 in 1996     43,567       42,825
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                             $  234,395   $  227,859
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,044,432   $1,024,835
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

------------------------------------------------------------------------------

                                                (Dollars in Thousands Except
                                                 Per Share Data and Number
                                                           of Shares)
------------------------------------------------------------------------------
                                                           1997         1996
------------------------------------------------------------------------------
Revenues
  Net premiums earned                                 $    59,256  $    55,593
  Investment income, net                                   15,037       14,020
  Realized investment gains and other income                  696        4,057
  Commission and policy fee income                            441          431
------------------------------------------------------------------------------
                                                           75,430       74,101
------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                           36,965       35,737
  Increase in liability for future policy benefits          1,263        1,053
  Amortization of deferred policy acquisition costs        11,723       12,740
  Other underwriting expenses                               9,807        7,488
  Interest on policyholders' accounts                       5,499        5,115
------------------------------------------------------------------------------
                                                           65,257       62,133
------------------------------------------------------------------------------
  Income before income taxes                               10,173       11,968
  Federal income taxes                                      2,770        3,213
------------------------------------------------------------------------------
  Net Income                                          $     7,403  $     8,755
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net Income per common share                           $      0.69  $      0.81
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Weighted average common shares outstanding             10,727,712   10,829,448
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Cash dividends declared per common share              $      0.15  $      0.15
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

-------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
-------------------------------------------------------------------------------
                                                                1997      1996
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                   $  7,403  $  8,755
-------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by operating activities
  Net bond discount accretion                                      (1)     (199)
  Depreciation and amortization                                   712       597
  Realized investment gains                                      (696)   (2,000)
  Changes in:
     Accrued investment income                                   (455)       63
     Accounts receivable                                       (2,664)   (5,611)
     Deferred policy acquisition costs                         (1,742)     (423)
     Reinsurance receivables                                     (525)     (939)
     Prepaid reinsurance premiums                                 (44)     (183)
     Income taxes receivable/payable                            2,353     3,741
     Other assets                                                 595    (1,756)
     Future policy benefits and losses, claims and
         settlement expenses                                    3,079     5,340
     Unearned premiums                                          2,371     3,037
     Accrued expenses and other liabilities                    (1,398)   (3,915)
     Employee benefit obligations                                 365       177
     Deferred income taxes                                        416      (265)
-------------------------------------------------------------------------------
  Total adjustments                                          $  2,366  $ (2,336)
-------------------------------------------------------------------------------
  Net cash provided by operating activities                  $  9,769  $  6,419
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments       $    617  $  9,169
  Proceeds from call and maturity of held-to-
   maturity investments                                        10,101    17,364
  Proceeds from call and maturity of available-
   for-sale investments                                         1,797     4,297
  Proceeds from sale of other investments                      22,983    15,359
  Purchase of investments held-to-maturity                    (25,566)  (34,888)
  Purchase of investments available-for-sale                   (8,491)  (10,264)
  Purchase of other investments                                (9,695)   (1,399)
  Proceeds from sale of property and equipment                     --        91
  Purchase of property and equipment                             (317)     (502)
-------------------------------------------------------------------------------
  Net cash used in investing activities                       $(8,571) $   (773)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
    Deposits to investment and universal life type contracts $26,930 $ 23,385 Withdrawals from investment and universal life
     type contracts                                           (19,130)  (26,350)
  Purchase and retirement of common stock                          --        (2)
  Payment of cash dividends                                    (3,218)   (3,248)
-------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities        $  4,582  $ (6,215)
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents             $  5,780  $   (569)
Cash and Cash Equivalents at Beginning of Year                 14,389     6,998
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $ 20,169  $  6,429
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

    In the opinion of the management of United Fire & Casualty Company and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

NOTE 2.

    The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Iowa. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at March 31, 1997.

NOTE 3.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the three month periods ended March 31, 1997 and 1996 were $0, and $(263,000), respectively. There were no significant payments of interest through March 31, 1997 and 1996, other than interest credited to policyholders' accounts.

NOTE 4.

    Included in realized gains and other income for the three month period ended March 31, 1996, is $2,057,000 in interest in connection with the settlement of a Federal income tax Revenue Agent Review for previous tax years.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.
    A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of March 31, 1997 is as follows.


-----------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------
MARCH 31, 1997                                                                  Gross        Gross
                                                                Amortized    Unrealized    Unrealized      Fair
TYPE OF INVESTMENT                                                 Cost     Appreciation  Depreciation    Value
-----------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                       $ 27,514     $   282       $ 1,227     $ 26,569
        Mortgage-backed securities                                  21,933       1,665             3       23,595
        All others                                                   3,358         232            51        3,539
      States, municipalities and political subdivisions            206,090       7,001         1,496      211,595
      Foreign                                                        6,839         115            87        6,867
      Public utilities                                              90,073          94         2,662       87,505
      Corporate bonds
        Collateralized mortgage obligations                         97,211       2,249         1,438       98,022
        All other corporate bonds                                  213,734       4,586         3,117      215,203
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                            $666,752     $16,224       $10,081     $672,895
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                       $ 53,614     $   370       $ 2,398     $ 51,586
        Mortgage-backed securities                                      61           4            --           65
        All others                                                   9,678          --           146        9,532
      Public utilities                                                 206          --             4          202
      Corporate bonds
        Collateralized mortgage obligations                         11,858          61         1,031       10,888
        All other corporate bonds                                      518           9             7          520
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                         $ 75,935     $   444       $ 3,586     $ 72,793
-----------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                             $  3,525     $ 4,593       $    --     $  8,118
     Banks, trust and insurance companies                           11,903      45,232            --       57,135
     All other common stocks                                         9,628      18,274           212       27,690
   Nonredeemable preferred stocks                                      850          58             3          905
-----------------------------------------------------------------------------------------------------------------
Total equity securities                                           $ 25,906     $68,157       $   215     $ 93,848
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale                                          $101,841     $68,601       $ 3,801     $166,641
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Other long-term investments                                       $  8,682     $ 1,921       $    10     $ 10,593
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at March 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
--------------------------------------------------------------------------------
MARCH 31, 1997                             Held-to-maturity   Available-for-sale
--------------------------------------------------------------------------------
                                          Amortized    Fair   Amortized    Fair
                                             Cost      Value     Cost     Value
--------------------------------------------------------------------------------
Due in one year or less                    $ 10,135  $ 10,274  $    50   $    50
Due after one year through five years        91,953    94,759      707       708
Due after five years through ten years      187,150   188,988    6,310     6,192
Due after ten years                         230,856   230,688    3,335     3,304
Mortgage-backed securities                   21,933    23,595       61        65
Collateralized mortgage obligations         124,725   124,591   65,472    62,474
--------------------------------------------------------------------------------
                                           $666,752  $672,895  $75,935   $72,793
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 6.

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
This statement is effective for both interim and annual periods ending after December 15, 1997. In management's opinion, the adoption of this statement will not have a material impact on the Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ASSETS

    The Company considers itself a long-term investor, and classifies a majority of its fixed maturity securities as held-to-maturity. Available-for-sale fixed maturities comprise 10% of the total fixed maturity portfolio, and the Company holds no trading securities. Between March 31, 1997 and December 31, 1996, total fixed income securities increased $20,505,000 or 3%. Those that were held as available-for-sale generated a net unrealized loss of $3,142,000, compared to a net unrealized loss at December 31, 1996 of $1,415,000.

    Approximately 25% of the current fixed maturities are collateralized mortgage obligations ("CMOs"), compared to 26% at December 31, 1996. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company is concentrating on buying issues with expected maturity in the seven-to-twelve-year range.

    The Company also invests in readily marketable common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks. Net unrealized appreciation on stocks and other long-term investments increased between March 31, 1997 and December 31, 1996 by $2,862,000 or 4%.

    The Company's short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities are utilized to meet anticipated short-term cash requirements. In addition, the Company also maintains a $5 million line of credit with a local bank, which was not utilized through March 31, 1997, or during 1996. Short-term investments has decreased from $29,330,000 at December 31, 1996 to $15,682,000 in 1997, due
to purchases of fixed maturity securities.

    Accounts receivable are balances due from property and casualty insurance agents and brokers for premiums written less commissions, and losses receivable from assumed brokers. In 1997, this asset grew by $2,664,000 or 6%, due to premium growth and the Company's deferred payment plan.

    The Company's deferred policy acquisition costs ("DAC") are expenses such as commissions, premium taxes and other costs associated with procuring insurance policies. The asset is established at the beginning of the policy periods and is then amortized over the lives of the respective policy terms to achieve a matching of expenses to revenue. The Company's premium growth has created a corresponding increase in deferred policy acquisition costs.

    Reinsurance receivables are losses, expenses and reserves that are due the Company from reinsurers. The balance in this asset increased by $525,000 or 4% through March 31, 1997, when compared to December 31, 1996. The Company does not anticipate collection problems with regard to any of its reinsurance receivables.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIABILITIES

    The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased $2,492,000 or 1% between 1997 and 1996. Gross reserves remaining on the 1994 Northridge earthquake were $4,373,000 as of March 31, 1997, compared to $4,599,000 at December 31, 1996.

    The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

    The liability for future policy benefits and interest on policyholders' accounts saw an increase of $8,387,000 for 1997 due to the addition of new premiums and growth in existing account balances.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

PROPERTY AND CASUALTY OPERATIONS

    Property and casualty premiums earned increased 7% or $3,373,000 in 1997 when compared to 1996. Our direct business has provided a majority of the growth, with much of the increase originating in Louisiana, Mississippi and in several midwestern states.

    Loss and settlement expenses incurred by the property and casualty segment for 1997 increased a moderate 4% or $1,406,000 over 1996. Through March, 1997, the Company has escaped severe weather related claims and the frequency of frozen pipe claims and fire losses has decreased from a year ago.

    An increase of $728,000 in property and casualty underwriting and acquisition expenses was primarily due to an increase in commissions, premium taxes and other policy issue expenses, associated with growth in premiums.

LIFE OPERATIONS

    Premiums earned were relatively flat between the first quarters of 1997 and 1996. An 88% increase of $381,000 in A&H business was offset by a corresponding increase in unearned premiums.

    The change of $210,000 in increase in liability for future policy benefits is primarily due to the addition of interest to the larger annuity account balances which existed during the first quarter of 1997, compared to the same period in 1996.

    The increase of $374,000 in other underwriting expenses is due primarily to an increase in commission expense.

INVESTMENT RESULTS

    Growth in the Company's fixed maturity portfolio contributed to the 7% increase in investment income. Included in realized gains and other income for the first quarter of 1996 is $2,057,000 in interest in connection with the settlement of a Federal income tax Revenue Agent Review for previous tax years.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits-Exhibit 11 - Computation of Net Income Per Common Share
     (Page 11).




SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
----------------------------------------------------------------------------
(REGISTRANT)



MAY 7, 1997
----------------------------------------------------------------------------
(DATE)



/s/
----------------------------------------------------------------------------
K.G. BAKER, VICE PRESIDENT,
CHIEF FINANCIAL OFFICER AND PRINCIPAL
ACCOUNTING OFFICER, AUTHORIZED OFFICER OF THE REGISTRANT