Form 10-Q
period 1997-06-30
UNITED FIRE & CASUALTY CO
filed 1997-08-13
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
___ Act of 1934 for the quarterly period ended June 30, 1997


___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________


Commission File Number  2-39621

UNITED FIRE & CASUALTY COMPANY
(Exact Name of Registrant As Specified in its Charter)


       Iowa                                  42-0644327
(State of Incorporation)           (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                           52407
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

YES     X        NO
    _______    _______

As of August 7, 1997, 10,727,322 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES


TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION


Report of Independent Public Accountants   . . . . . . . . . . . . . . . .   1

Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Unaudited Consolidated Statements of Operations - Three-Month Periods
Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited Consolidated Statements of Operations - Six-Month Periods
Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited Consolidated Statements of Cash Flows - Six-Month Periods
Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .   5

Notes to Unaudited Consolidated Financial Statements   . . . . . . . . . .   6

Management's Discussion and Analysis of Financial Condition and
Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   9



PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Exhibit 11. Computation of Net Income Per Common Share   . . . . . . . . .  12

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 1997, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                                                      Arthur Andersen LLP

Chicago, Illinois
August 7, 1997

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
------------------------------------------------------------------------------
ASSETS                                                   1997           1996
                                                      Unaudited        Audited
------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $708,725 in 1997 and $668,541 in 1996)     $  691,031     $  651,138
    Available-for-sale, at market (cost $77,664
    in 1997 and $69,317 in 1996)                         76,156         67,902
  Equity securities (cost $25,906 in 1997
    and $25,898 in 1996)                                106,687         91,314
  Mortgage loans                                          2,915          2,959
  Policy loans                                            7,978          7,591
  Other long-term investments, at market
    (cost $8,258 in 1997 and $8,395 in 1996)             10,290          9,970
  Short-term investments                                 13,260         29,330
------------------------------------------------------------------------------
                                                     $  908,317     $  860,204

Cash and Cash Equivalents                                 6,827         14,389
Accrued Investment Income                                13,150         12,195
Accounts Receivable                                      52,059         43,433
Deferred Policy Acquisition Costs                        59,393         56,083
Property and Equipment                                   12,330         12,630
Reinsurance Receivables                                  10,964         12,490
Prepaid Reinsurance Premiums                              4,263          4,229
Intangibles                                               1,209          1,335
Income Taxes Receivable                                   1,775            709
Other Assets                                              6,669          7,138
------------------------------------------------------------------------------
TOTAL ASSETS                                         $1,076,956     $1,024,835
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and
    settlement expenses
   Property and casualty insurance                   $  224,820     $  221,207
   Life insurance                                       449,003        431,582
  Unearned premiums                                     112,585        105,008
  Accrued expenses and other liabilities                 16,877         19,721
  Employee benefit obligations                            7,723          6,764
  Deferred income taxes                                  18,626         12,694
------------------------------------------------------------------------------
TOTAL LIABILITIES                                    $  829,634     $  796,976
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                       $   35,758     $   35,759
  Additional paid-in capital                              9,331          9,342
  Retained earnings                                     149,130        139,933
  Net unrealized appreciation, net of applicable
    income taxes of $28,202 in 1997 and
    $22,750 in 1996                                      53,103         42,825
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                           $  247,322     $  227,859
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,076,956     $1,024,835
==============================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

------------------------------------------------------------------------------
                                              (Dollars in Thousands Except Per
                                               Share Data and Number of Shares)
------------------------------------------------------------------------------
                                                     1997             1996
------------------------------------------------------------------------------
Revenues
  Net premiums earned                              $  60,403        $  56,209
  Investment income, net                              15,137           14,078
  Realized investment gains and other income              52              791
  Commission and policy fee income                       517              514
------------------------------------------------------------------------------
                                                      76,109           71,592
------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                      40,793           39,753
  Increase in liability for future policy benefits    1,339             1,541
  Amortization of deferred policy acquisition costs  13,292            11,447
  Other underwriting expenses                         7,973             7,345
  Interest on policyholders' accounts                 6,154             5,054
------------------------------------------------------------------------------
                                                     69,551            65,140
------------------------------------------------------------------------------
  Income before income taxes                          6,558             6,452
  Federal income taxes                                1,440             1,291
------------------------------------------------------------------------------
  Net income                                     $    5,118        $    5,161
==============================================================================
Net Income per common share                      $     0.48        $     0.48
==============================================================================
Weighted average common shares outstanding       10,727,408        10,794,675
==============================================================================
Cash dividends declared per common share         $     0.16        $     0.15
==============================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

------------------------------------------------------------------------------
                                            (Dollars in Thousands Except Per
                                             Share Data and Number of Shares)
------------------------------------------------------------------------------
                                                 1997                 1996
------------------------------------------------------------------------------
Revenues
  Net premiums earned                         $  119,659           $   111,802
  Investment income, net                          30,174                28,098
  Realized investment gains and other income         748                 4,848
  Commission and policy fee income                   958                   945
------------------------------------------------------------------------------
                                                 151,539               145,693
------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                  77,758                75,490
  Increase in liability for future
    policy benefits                                2,602                 2,594
  Amortization of deferred policy
    acquisition costs                             25,015                24,187
  Other underwriting expenses                     17,780                14,833
  Interest on policyholders' accounts             11,653                10,169
------------------------------------------------------------------------------
                                                 134,808               127,273
------------------------------------------------------------------------------
  Income before income taxes                      16,731                18,420
  Federal income taxes                             4,210                 4,504
------------------------------------------------------------------------------
  Net Income                                  $   12,521           $    13,916
==============================================================================
Net Income per common share                   $     1.17           $      1.29
==============================================================================
Weighted average common shares
  outstanding                                 10,727,559            10,812,061
==============================================================================
Cash dividends declared per common share      $     0.31           $      0.30
==============================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
                                                  1997                 1996
------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                         $ 12,521         $  13,916
------------------------------------------------------------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities
    Net bond discount accretion                          (9)             (340)
    Depreciation and amortization                     1,425             1,143
    Realized investment gains                          (748)           (2,791)
    Changes in:
     Accrued investment income                         (955)             (165)
     Accounts receivable                             (8,626)          (13,221)
     Deferred policy acquisition costs               (3,310)           (3,952)
     Reinsurance receivables                          1,526            (2,173)
     Prepaid reinsurance premiums                       (34)             (186)
     Income taxes receivable                         (1,066)            1,460
     Other assets                                       469              (192)
     Future policy benefits and losses, claims and
         settlement expenses                          5,701            12,757
     Unearned premiums                                7,577            11,059
     Accrued expenses and other liabilities          (1,233)            1,825
     Employee benefit obligations                       959               547
     Deferred income taxes                              480            (1,537)
------------------------------------------------------------------------------
  Total adjustments                                $  2,156         $   4,234
------------------------------------------------------------------------------
  Net cash provided by operating activities        $ 14,677         $  18,150
------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale
    investments                                    $    617         $  18,894
  Proceeds from call and maturity of
    held-to-maturity investments                     27,657            34,539
  Proceeds from call and maturity of
    available-for-sale investments                    2,196             5,431
  Proceeds from sale of other investments            28,046            17,176
  Purchase of investments held-to-maturity          (67,380)          (63,919)
  Purchase of investments available-for-sale        (10,578)          (18,773)
  Purchase of other investments                     (12,185)           (5,610)
  Proceeds from sale of property and equipment         -                  229
  Purchase of property and equipment                   (999)           (1,168)
------------------------------------------------------------------------------
  Net cash used in investing activities            $(32,626)        $ (13,201)
------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal
       life type contracts                         $ 59,657         $  41,238
     Withdrawals from investment and
       universal life type contracts                (44,324)          (38,297)
  Purchase and retirement of common stock               (12)           (2,713)
  Payment of cash dividends                          (4,934)           (4,861)
------------------------------------------------------------------------------
  Net cash provided by (used in)
       financing activities                        $ 10,387         $  (4,633)
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents   $ (7,562)        $     316
Cash and Cash Equivalents at Beginning of Year       14,389             6,998
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period         $  6,827         $   7,314
==============================================================================

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

    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at June 30, 1997.

NOTE 3.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the six month periods ended June 30, 1997 and 1996 were $4,794,000 and $(263,000), respectively. There were no significant payments of interest through June 30, 1997 and 1996, other than interest credited to policyholders' accounts.

NOTE 4.

    Included in realized gains and other income for the six-month period ended June 30, 1996, is $2,057,000 of interest in connection with the settlement of a Federal income tax Revenue Agent Review for previous tax years.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.

     A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of June 30, 1997 is as follows.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997                                                                       Gross              Gross
                                                                Amortized        Unrealized           Unrealized        Fair
TYPE OF INVESTMENT                                                 Cost         Appreciation         Depreciation      Value
---------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                     $ 27,327            $  336             $   650         $ 27,013
        Mortgage-backed securities                                20,963             1,802                   2           22,763
        All others                                                 3,366               273                  29            3,610
      States, municipalities and political subdivisions          226,611             9,256                 681          235,186
      Foreign                                                      6,835               194                  23            7,006
      Public utilities                                            90,126               422                 892           89,656
      Corporate bonds
        Collateralized mortgage obligations                       96,543             2,876                 721           98,698
        All other corporate bonds                                219,260             6,613               1,080          224,793
---------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                          $691,031           $21,772             $ 4,078         $708,725
=================================================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                     $ 53,290           $   616             $ 1,324         $ 52,582
        Mortgage-backed securities                                    59                 4                 -                 63
        All others                                                 9,633                26                  14            9,645
      Public utilities                                               206                 -                   1              205
      Corporate bonds
        Collateralized mortgage obligations                       13,956                80                 902           13,134
        All other corporate bonds                                    520                11                   4              527
---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                       $ 77,664           $   737             $ 2,245         $ 76,156
---------------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                           $  3,525           $ 5,313             $   -           $  8,838
     Banks, trust and insurance companies                         11,903            53,022                 -             64,925
     All other common stocks                                       9,628            22,546                 187           31,987
   Nonredeemable preferred stocks                                    850                91                   4              937
---------------------------------------------------------------------------------------------------------------------------------
Total equity securities                                         $ 25,906           $80,972             $   191         $106,687
---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        $103,570           $81,709             $ 2,436         $182,843
=================================================================================================================================
Other long-term investments                                     $  8,258           $ 2,042             $    10         $ 10,290
=================================================================================================================================

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------
                                                (Dollars in Thousands)
------------------------------------------------------------------------------
JUNE 30, 1997                        Held-to-maturity        Available-for-sale
------------------------------------------------------------------------------
                               Amortized         Fair      Amortized      Fair
                                  Cost          Value        Cost         Value
------------------------------------------------------------------------------
Due in one year or less        $  8,973       $  9,126       $  80       $  80
Due after one year through
  five years                    106,090        110,381         631         639
Due after five years through
  ten years                     189,634        194,454       6,314       6,298
Due after ten years             241,501        246,290       3,334       3,360
Mortgage-backed securities       20,963         22,763          59          63
Collateralized mortgage
  obligations                   123,870        125,711      67,246      65,716
------------------------------------------------------------------------------
                               $691,031       $708,725    $ 77,664    $ 76,156
==============================================================================


NOTE 6.

    In February, 1997, the Financial Accounting Standards Board ("FASB") issued two Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital
Structure."   These statements are effective for both interim and annual periods ending after December 15, 1997. In management's opinion, the adoption of these statements will not have a material impact on the Consolidated Financial Statements.

    In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components which includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. Both Statements are effective for interim and annual periods beginning after December 15, 1997. The impact of adopting these Statements is not expected to be material to the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ASSETS

    Favorable market conditions resulted in a 24% increase in net unrealized appreciation to $53,103,000, on the Company's available-for-sale securities and other long-term investments. Available-for-sale holdings include 10% of the fixed maturity portfolio, and 100% of the common and preferred stocks. A majority of fixed maturities are classified as held-to-maturity, and the Company has not classified any investments as trading securities.

    Collateralized mortgage obligations account for approximately 25% of the current fixed maturities compared to 26% at December 31, 1996. The Company minimizes its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company's strategy has been to purchase issues with expected maturity in the seven-to-twelve-year range.

    Equity securities consist of readily marketable common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks.

    The Company's short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities are utilized to meet anticipated short-term cash requirements. In addition, the Company also maintains a $6 million line of credit with a local bank, which was not utilized through June 30, 1997, or during 1996. Short-term investments decreased $16,070,000 between December 31, 1996 and June 30, 1997, due to purchases of fixed maturity securities.

    Accounts receivable are balances due from property and casualty insurance agents and brokers for premiums written less commissions, and losses receivable. In 1997, this asset grew by $8,626,000 or 20%. Premium growth and use of a deferred payment plan have contributed to this increase. In addition, the Company pays a deposit premium to one of its reinsurers in June of each year, which has the effect of increasing accounts receivable.

    The Company's deferred policy acquisition costs ("DAC") are expenses such as commissions, premium taxes and other costs associated with procuring insurance policies. The asset is established at the beginning of the policy period and is then amortized over the lives of the respective policy terms to achieve a matching of expenses to revenue. Premium growth has created a corresponding increase in deferred policy acquisition costs.

    Reinsurance receivables are losses, expenses and reserves that are due the Company from reinsurers. This asset will fluctuate due to the timing of payments between the Company and the reinsurers. Management does not anticipate collection problems with regard to any of its reinsurance receivables.

LIABILITIES

    The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased $3,613,000 or 2% between 1997 and 1996. Gross reserves remaining on the 1994 Northridge earthquake were $3,348,000 as of June 30, 1997, compared to $4,599,000 at December 31, 1996.

    The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use riders or endorsements to limit exposure.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The liability for future policy benefits and interest on policyholders' accounts saw an increase of $17,421,000 or 4% for 1997 due to the addition of new premiums and growth in existing account balances.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

PROPERTY AND CASUALTY OPERATIONS

    The property and casualty segment had a statutory combined ratio (i.e., losses incurred to premiums earned, plus expenses incurred to premiums written) of 100% compared to 102% through the first half of 1996. For the three months ended June 30, 1997, the combined ratio was 101% compared to 106% for the second quarter of 1996. The improved underwriting experience is the result of an increase in premiums, coupled with a small increase in the Company's property and casualty losses and expenses incurred. The Addison Insurance Company, under new management since September, 1996, has made a considerable improvement in its results, reporting a 96% combined ratio at June, 30, 1997, compared to 146% at June, 30, 1996.

    Premium growth of 8% or $8,247,000 was primarily due to an increase in the Company's direct business for the six months ended June 30, 1997 compared to June 30, 1996. Much of the increase originated in Louisiana, Mississippi and in several midwestern states.

    Loss and settlement expenses incurred by the property and casualty segment through June, 1997 increased 4% or $3,133,000 over 1996. Although overall claim counts have remained relatively stable for the year, the second quarter saw several storms pass through the midwest resulting in an estimated $4,000,000 in flood, wind and hail losses. In addition, the workers' compensation, commercial auto and personal auto lines saw an increase in claims severity. As an offset to these loss increases, Addison Insurance Company has shown greatly improved results, with a decrease in losses and settlement expenses incurred of over $4,000,000 or 52%.

    An increase of $2,386,000 in property and casualty amortization of deferred acquisition costs and underwriting and acquisition expenses was primarily due to an increase in commissions, premium taxes and other policy issue expenses, associated with growth in premiums.

LIFE OPERATIONS

    Premiums earned decreased $387,000, or 4% for the six months ended June 30, 1997 compared to June 30, 1996. A 54% increase of $500,000 in accident and health business was offset by a $546,000 increase in unearned premiums and a decrease of $342,000 in life premiums.

    The increase of $1,365,000 in amortization of deferred acquisition costs and other underwriting expenses is due primarily to an increase in commission expense.

INVESTMENT RESULTS

    Growth in the Company's fixed maturity portfolio contributed to the 7% increase in investment income. Two factors contributed to the decrease of $4,100,000 in realized investment gains and other income. During the first half of 1996, the Company took advantage of market conditions and sold a few of its available-for-sale fixed income securities. In addition, in 1996, the settlement of a Federal income tax Revenue Agent Review for previous tax years resulted in the receipt of $2,057,000 in interest, which was included in realized investment gains and other income.

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



UNITED FIRE & CASUALTY COMPANY
______________________________
(REGISTRANT)



AUGUST 7, 1997
______________________________
(DATE)



______________________________
JOHN A. RIFE
PRESIDENT



______________________________
K.G. BAKER
VICE PRESIDENT , CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER