Form 10-Q
period 1997-09-30
UNITED FIRE & CASUALTY CO
filed 1997-11-13
CIK 101199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



     X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---  Exchange Act of 1934 for the quarterly period ended September 30, 1997


         Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _____ to ______




Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        Iowa                                      42-0644327
------------------------               --------------------------------
(State of Incorporation)               (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                               52407
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


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


As of November 5, 1997, 10,727,322 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES


TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

Report of Independent Public Accountants                                    1

Consolidated Balance Sheets as of September 30, 1997 (unaudited) and
December 31, 1996                                                           2

Unaudited Consolidated Statements of Operations - Three-Month Periods
Ended September 30, 1997 and 1996                                           3

Unaudited Consolidated Statements of Operations - Nine-Month Periods
Ended September 30, 1997 and 1996                                           4

Unaudited Consolidated Statements of Cash Flows - Nine-Month Periods
Ended September 30, 1997 and 1996                                           5

Notes to Unaudited Consolidated Financial Statements                        6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       9


PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
Signatures                                                                 11

Exhibit 11. Computation of Net Income Per Common Share                     12

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                                          Arthur Andersen LLP


Chicago, Illinois
November 5, 1997

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


---------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
---------------------------------------------------------------------------------------------------
ASSETS                                                                  1997                 1996
                                                                      UNAUDITED             Audited
---------------------------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $723,145 in 1997 and $668,541 in 1996)                     $  695,121          $  651,138
    Available-for-sale, at market (cost $96,088
    in 1997 and $69,317 in 1996)                                         96,479              67,902
  Equity securities (cost $25,720 in 1997 and $25,898 in 1996)          115,891              91,314
  Mortgage loans                                                          2,892               2,959
  Policy loans                                                            8,207               7,591
  Other long-term investments, at market (cost $8,250 in 1997
  and $8,395 in 1996)                                                    11,179               9,970
  Short-term investments                                                 15,731              29,330
---------------------------------------------------------------------------------------------------
                                                                     $  945,500          $  860,204

Cash and Cash Equivalents                                                 3,862              14,389
Accrued Investment Income                                                13,306              12,195
Accounts Receivable                                                      48,878              43,433
Deferred Policy Acquisition Costs                                        59,775              56,083
Property and Equipment                                                   13,611              12,630
Reinsurance Receivables                                                  14,701              12,490
Prepaid Reinsurance Premiums                                              4,535               4,229
Intangibles                                                               1,145               1,335
Income Taxes Receivable                                                   1,455                 709
Other Assets                                                              6,480               7,138
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,113,248          $1,024,835
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                  $  231,932          $  221,207
    Life insurance                                                      461,265             431,582
  Unearned premiums                                                     114,002             105,008
  Accrued expenses and other liabilities                                 17,801              19,721
  Employee benefit obligations                                            8,202               6,764
  Deferred income taxes                                                  22,888              12,694
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    $  856,090          $  796,976
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                       $   35,758          $   35,759
  Additional paid-in capital                                              9,331               9,342
  Retained earnings                                                     151,004             139,933
  Net unrealized appreciation, net of applicable income taxes of
  $32,426 in 1997 and $22,750 in 1996                                    61,065              42,825
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           $  257,158          $  227,859
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,113,248          $1,024,835
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


              The Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


---------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands Except Per
                                                                    Share Data and Number of Shares)
---------------------------------------------------------------------------------------------------
                                                                         1997                1996
---------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                $   61,971           $  60,722
  Investment income, net                                                 15,238              14,530
  Realized investment gains and other income                                283                 569
  Commission and policy fee income                                          485                 495
---------------------------------------------------------------------------------------------------
                                                                         77,977              76,316
---------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                         43,949              47,778
  Increase in liability for future policy benefits                        1,785               1,718
  Amortization of deferred policy acquisition costs                      11,780              14,345
  Other underwriting expenses                                            10,583               6,991
  Interest on policyholders' accounts                                     5,931               5,239
---------------------------------------------------------------------------------------------------
                                                                         74,028              76,071
---------------------------------------------------------------------------------------------------
  Income before income taxes                                              3,949                 245
  Federal income taxes                                                      358              (1,054)
---------------------------------------------------------------------------------------------------
  Net income                                                         $    3,591           $   1,299
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Net Income per common share                                          $     0.33           $    0.12
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                           10,727,322          10,740,639
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash dividends declared per common share                             $     0.16           $    0.15
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


              The Notes to Unaudited Consolidated Financial Statements
                    are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

---------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands Except Per
                                                                    Share Data and Number of Shares)
---------------------------------------------------------------------------------------------------
                                                                         1997                1996
---------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                $  181,630         $   172,524
  Investment income, net                                                 45,412              42,628
  Realized investment gains and other income                              1,031               5,417
  Commission and policy fee income                                        1,443               1,440
---------------------------------------------------------------------------------------------------
                                                                        229,516             222,009
---------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                        121,707             123,268
  Increase in liability for future policy benefits                        4,387               4,312
  Amortization of deferred policy acquisition costs                      36,795              38,532
  Other underwriting expenses                                            28,363              21,824
  Interest on policyholders' accounts                                    17,584              15,408
---------------------------------------------------------------------------------------------------
                                                                        208,836             203,344
---------------------------------------------------------------------------------------------------
  Income before income taxes                                             20,680              18,665
  Federal income taxes                                                    4,568               3,450
---------------------------------------------------------------------------------------------------
  Net Income                                                         $   16,112         $    15,215
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Net Income per common share                                          $     1.50         $      1.41
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                           10,727,479          10,788,080
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash dividends declared per common share                             $     0.47         $      0.45
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

                 The Notes to Unaudited Consolidated Financial Statements
                        are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


---------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
---------------------------------------------------------------------------------------------------
                                                                          1997                1996
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                            $  16,112           $  15,215
---------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                               (18)               (421)
  Depreciation and amortization                                           2,138               1,604
  Realized investment gains                                              (1,031)             (3,360)
  Changes in:
     Accrued investment income                                           (1,111)               (599)
     Accounts receivable                                                 (5,445)             (9,202)
     Deferred policy acquisition costs                                   (3,692)             (5,196)
     Reinsurance receivables                                             (2,211)             (5,351)
     Prepaid reinsurance premiums                                          (306)               (479)
     Income taxes receivable                                               (746)             (1,974)
     Other assets                                                           658                (107)
     Future policy benefits and losses, claims and
         settlement expenses                                             15,285              26,817
     Unearned premiums                                                    8,994              13,077
     Accrued expenses and other liabilities                                (310)              7,562
     Employee benefit obligations                                         1,438                 719
     Deferred income taxes                                                  518              (1,762)
---------------------------------------------------------------------------------------------------
  Total adjustments                                                   $  14,161           $  21,328
---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                           $  30,273           $  36,543
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                $  19,638           $  21,978
  Proceeds from call and maturity of held-to-maturity investments        45,775              60,840
  Proceeds from call and maturity of available-for-sale investments       3,717               5,454
  Proceeds from sale of other investments                                40,458              18,929
  Purchase of investments held-to-maturity                              (90,547)           (111,896)
  Purchase of investments available-for-sale                            (48,108)            (21,447)
  Purchase of other investments                                         (27,264)            (10,575)
  Proceeds from sale of property and equipment                                -                 501
  Purchase of property and equipment                                     (2,929)             (1,490)
---------------------------------------------------------------------------------------------------
  Net cash used in investing activities                               $ (59,260)          $ (37,706)
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts         $  91,496           $  64,386
     Withdrawals from investment and universal life type contracts      (66,373)            (50,356)
  Purchase and retirement of common stock                                   (12)             (2,713)
  Payment of cash dividends                                              (6,651)             (6,473)
---------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                           $  18,460           $   4,844
---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                      $ (10,527)          $   3,681
Cash and Cash Equivalents at Beginning of Year                           14,389               6,998
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $   3,862           $  10,679
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

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

    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at September 30, 1997.


NOTE 3.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the nine month periods ended September 30, 1997 and 1996 were $5,589,000 and $8,200,000, respectively. There were no significant payments of interest through September 30, 1997 and 1996, other than interest credited to policyholders' accounts.


NOTE 4.

         Included in realized gains and other income for the nine-month period ended September 30, 1996, is $2,057,000 of interest in connection with the settlement of a Federal income tax Revenue Agent Review for previous tax years.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.

         A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of September 30, 1997 is as follows.



----------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997                                                         Gross               Gross
                                                       Amortized          Unrealized          Unrealized             Fair
TYPE OF INVESTMENT                                       Cost            Appreciation        Depreciation            Value
----------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations             $ 24,467             $   115             $   227            $ 24,355
        Mortgage-backed securities                        20,189               1,919                   2              22,106
        All others                                         3,374                 311                  14               3,671
      States, municipalities and political subdivisions  235,556              11,928                 200             247,284
      Foreign                                              6,831                 304                   -               7,135
      Public utilities                                    89,395               1,257                  86              90,566
      Corporate bonds
        Collateralized mortgage obligations               97,890               4,122                 391             101,621
        All other corporate bonds                        217,419               9,496                 508             226,407
----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                  $695,121             $29,452             $ 1,428            $723,145
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations             $  3,477             $     3             $    89            $  3,391
        Mortgage-backed securities                            56                   5                   -                  61
        All others                                         8,638                 111                   2               8,747
      States, municipalities & political subdivisions      7,165                   2                   4               7,163
      Public utilities                                       206                   2                   1                 207
      Corporate bonds
        Collateralized mortgage obligations               59,370               1,251                 900              59,721
        All other corporate bonds                         17,176                  61                  48              17,189
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities               $ 96,088             $ 1,435             $ 1,044            $ 96,479
----------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                   $  3,525             $ 5,481             $     -            $  9,006
     Banks, trust and insurance companies                 11,717              60,375                   -              72,092
     All other common stocks                               9,628              24,351                 195              33,784
   Nonredeemable preferred stocks                            850                 163                   4               1,009
----------------------------------------------------------------------------------------------------------------------------
Total equity securities                                 $ 25,720             $90,370             $   199            $115,891
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                $121,808             $91,805             $ 1,243            $212,370
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Other long-term investments                             $  8,250             $ 2,935             $     6            $ 11,179
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at September 30, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


----------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997                                             Held-to-maturity                     Available-for-sale
----------------------------------------------------------------------------------------------------------------------------
                                                       Amortized                Fair           Amortized                Fair
                                                            Cost               Value                Cost               Value
----------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                 $  9,158            $  9,288           $     131            $    132
Due after one year through five years                    116,455             121,915                 582                 595
Due after five years through ten years                   172,674             180,140              14,811              14,871
Due after ten years                                      254,288             263,720              17,661              17,708
Mortgage-backed securities                                20,189              22,106                  56                  61
Collateralized mortgage obligations                      122,357             125,976              62,847              63,112
----------------------------------------------------------------------------------------------------------------------------
                                                        $695,121            $723,145            $ 96,088            $ 96,479
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------



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

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components which includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. Both Statements are effective for interim and annual periods beginning after December 15, 1997. The impact of adopting SFAS No. 130 will require an additional disclosure in the Consolidated Financial Statements and the impact of adopting SFAS No. 131 is not expected to be material to the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ASSETS

    Net unrealized appreciation of available-for-sale securities and other long-term investments net of applicable income taxes grew 43% to $61,065,000 through the third quarter of 1997. Twelve percent of fixed maturity securities and 100% of common and preferred stocks are classified as available-for-sale. The majority of fixed maturities are classified as held-to-maturity, and the Company has not classified any investments as trading securities. In July, 1997, the Company hired a Chief Investment Officer to manage its investment portfolio. A majority of the fixed maturity purchases in the third quarter were classified as available-for-sale.

    Readily marketable common and preferred stocks comprise the Company's equity security portfolio. Other long-term investments consist primarily of holdings in limited partnership funds which invest in banks.

    Short-term investments, comprised of money market accounts, overnight repurchase agreements and fixed maturities are utilized to meet anticipated short-term cash requirements. In addition, the Company also maintains a $6 million line of credit with a local bank. Short-term investments decreased $13,599,000 between December 31, 1996 and September 30, 1997, due primarily to purchases of fixed maturity securities.

    Accounts receivable are balances owed by property and casualty insurance agents and brokers for premiums written less commissions. In 1997, this asset increased by $5,445,000 or 13%. Premium growth and use of a deferred payment plan have contributed to this increase.

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

LIABILITIES

    The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased $10,725,000 or 5% between 1997 and 1996. Gross reserves remaining on the 1994 Northridge earthquake were $4,097,000 as of September 30, 1997, compared to $4,599,000 at December 31, 1996.

    The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of business the Company writes, i.e. property and liability coverage, there exists the potential for exposure for environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use riders or endorsements to limit exposure.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

PROPERTY AND CASUALTY OPERATIONS

    The property and casualty segment had a statutory combined ratio (i.e., losses incurred to premiums earned, plus expenses incurred to premiums written) of 102% compared to 107% through the first nine months of 1996. For the three months ended September 30, 1997, the combined ratio was 107% compared to 116% for the third quarter of 1996. The improved underwriting experience is the result of an increase in premiums, coupled with a small increase in the Company's property and casualty losses and expenses incurred. The Addison Insurance Company, a wholly owned subsidiary, under new management since September, 1996, has made a considerable improvement in its results, reporting a 105% combined ratio at September 30, 1997, compared to 139% at September 30, 1996.

    Premium growth of 6% or $9,490,000 was primarily due to an increase in the Company's direct business for the nine months ended September 30, 1997 compared to September 30, 1996. Much of the increase originated in Louisiana, Mississippi and in several midwestern states.

    Loss and settlement expenses incurred by the property and casualty segment through September, 1997 decreased $620,000 from 1996. Although claims counts remain close to 1996 figures, severity has increased. In the third quarter, the Company had several large losses in the commercial property, personal auto, commercial auto and workers compensation lines. As an offset to these loss increases, Addison Insurance Company has shown greatly improved results, with a decrease in losses and settlement expenses incurred of $5,046,000 or 44% for the nine months ending September 30, 1997.

    An increase of $3,313,000 in property and casualty amortization of deferred acquisition costs and underwriting and acquisition expenses was primarily due to an increase in commissions, premium taxes and other policy issue expenses, associated with growth in premiums.

LIFE OPERATIONS

    Amortization of deferred acquisition costs for the first nine months of 1997 increased by $1,218,000 over the same period last year. This increase is the result of increased amortization on deferred annuity policies with a five year interest guarantee. Interest credited increased $2,175,000 over 1996, due to increases in the fund value of the annuity products.

INVESTMENT RESULTS

    Growth in the Company's fixed maturity portfolio contributed to the 7% increase in net investment income. Two factors contributed to the decrease of $4,386,000 in realized investment gains and other income. During the first half of 1996, the Company took advantage of market conditions and sold a few of its available-for-sale fixed income securities. In addition, in 1996, the settlement of a Federal income tax Revenue Agent Review for previous tax years resulted in the receipt of $2,057,000 in interest, which was included in realized investment gains and other income.

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





UNITED FIRE & CASUALTY COMPANY
------------------------------------------------------------------------------
(REGISTRANT)


NOVEMBER 5, 1997
------------------------------------------------------------------------------
(DATE)



/s/ John A. Rife
------------------------------------------------------------------------------
JOHN A. RIFE
PRESIDENT


/s/ K.G. Baker
------------------------------------------------------------------------------
K.G. BAKER
VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION

Exhibit 11.  Computation of Net Income Per Common Share


----------------------------------------------------------------------------------------------------------
                                          (Dollars in Thousands Except Per Share Data and Number of Shares)
----------------------------------------------------------------------------------------------------------
                                                Weighted Average
Three-Month Periods Ended                       Number of Shares               Net         Net Income Per
September 30,                                        Outstanding              Income        Common Share
----------------------------------------------------------------------------------------------------------
1997                                                  10,727,322            $  3,591            $  0.33
1996                                                  10,740,639               1,299               0.12
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                          (Dollars in Thousands Except Per Share Data and Number of Shares)
----------------------------------------------------------------------------------------------------------
                                                Weighted Average
Nine-Month Periods Ended                        Number of Shares               Net          Net Income Per
September 30,                                        Outstanding              Income         Common Share
----------------------------------------------------------------------------------------------------------
1997                                                  10,727,479           $  16,112            $  1.50
1996                                                  10,788,080              15,215               1.41
----------------------------------------------------------------------------------------------------------





Computation of weighted average number of common and common equivalent shares:

----------------------------------------------------------------------------------------------------------
Three-Month Periods Ended September 30,                  1997                1996
----------------------------------------------------------------------------------------------------------
Common shares outstanding beginning of the period     10,727,322          10,749,012
Weighted average of the common
shares purchased and retired or reissued                       -              (8,373)
----------------------------------------------------------------------------------------------------------
Weighted average number of common shares              10,727,322          10,740,639
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------
Nine-Month Periods Ended September 30,                   1997                1996
----------------------------------------------------------------------------------------------------------
Common shares outstanding beginning of the period     10,727,712          10,829,461
Weighted average of the common
shares purchased and retired or reissued                    (233)            (41,381)
----------------------------------------------------------------------------------------------------------
Weighted average number of common shares              10,727,479          10,788,080
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------