Form 10-K405
period 1997-12-31
UNITED FIRE & CASUALTY CO
filed 1998-03-30
CIK 101199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
----  Act of 1934 for the fiscal year ended December 31, 1997

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934 for the transition period from          to
                                                          --------    ---------

      Commission File Number 2-39621

                         UNITED FIRE & CASUALTY COMPANY
             (Exact name of registrant as specified in its charter)

              Iowa                                 42-0644327
     -----------------------            ---------------------------------
       (State of Incorporation)           (IRS Employer Identification No.)

     118 Second Avenue, S.E.
       Cedar Rapids, Iowa                              52407-3909
----------------------------------------              -----------
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

                 YES   X         NO
                      ---            ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   X
                              ---

   As of March 2, 1998, 10,711,222 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998, was approximately $179,624,933.

                           FORM 10-K TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART I:

     Item 1. Business                                                             1

     Item 2. Properties                                                           8

     Item 3. Legal Proceedings                                                    8

     Item 4. Submission of Matters to a Vote of Security Holders                  8

PART II:

     Item 5. Market for Registrant's Common Equity and Related Stockholder
             Matters                                                              8

     Item 6. Selected Financial Data                                              9

     Item 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                9

     Item 8. Financial Statements and Supplementary Data                         17

     Item 9. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                39

PART III:

     Item 10. Directors and Executive Officers of the Registrant                 39

     Item 11. Executive Compensation                                             41

     Item 12. Security Ownership of Certain Beneficial Owners and Management     44

     Item 13. Certain Relationships and Related Transactions                     44

PART IV:

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   45


     Signatures                                                                  46

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

   United Fire & Casualty Company and its subsidiaries (the "Company") are engaged in the business of writing property and casualty insurance and life insurance. The Company is an Iowa corporation incorporated in January, 1946. Its principal executive office is located at:

           118 Second Avenue S.E.
           P.O. Box 73909
           Cedar Rapids, Iowa 52407-3909
           (319-399-5700).

The Company's subsidiaries are:

A)   Addison Insurance Company, a wholly owned property and casualty insurer.
     1)Addison Insurance Agency, a wholly owned general agency of Addison Insurance Company.
     2)Crabtree Premium Finance Company, a wholly owned premium finance company of Addison Insurance Company.

B) Lafayette Insurance Company, a wholly owned property and casualty insurer. Insurance Brokers & Managers Inc., a wholly owned general agency of Lafayette Insurance Company

C) United Life Insurance Company, a wholly owned life insurance company.

   As of December 31, 1997, the Company and its subsidiaries employed 583 full-time employees.

   The Company with its property and casualty subsidiaries market most forms of property and casualty insurance products, including fidelity and surety bonds and reinsurance, through independent agencies and brokers. The Company and its property and casualty subsidiaries also underwrite and broker a limited amount of excess and surplus lines insurance.

   The Company, through its life subsidiary, underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through independent agencies.

   A table reflecting premiums, operating results and assets attributable to the property and casualty and life segments is included in Note 10 of the Notes to Consolidated Financial Statements.

   The following table shows the consolidated net premiums written and annuity deposits during the last three years by major category.

-------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------
Years Ended December 31,                                    1997                 1996             1995
-------------------------------------------------------------------------------------------------------
Fire and allied lines (1)                               $ 70,917             $ 66,081         $ 57,049
Automobile                                                53,566               52,325           44,457
Other liability                                           32,261               32,182           31,025
Workers' compensation                                     21,659               23,526           24,807
Fidelity and surety                                       17,542               16,586           16,215
Reinsurance                                               30,430               30,648           23,259
Other                                                        540                  586              734
Life and accident and health                              25,705               23,598           25,181
Annuities                                                 93,062               64,277           54,515
-------------------------------------------------------------------------------------------------------
                                                        $345,682             $309,809         $277,242
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

MARKETING

The Company markets its products principally through five branch locations. The branches are:
1) Cedar Rapids - 118 Second Avenue, S.E., P.O. Box 3909, Cedar Rapids, IA 52407-3909
2) Lombard - 2500 Highland Avenue,  Suite 210, Lombard,  IL  60148-5398
3) Westminster -7301 N. Federal, Suite 302, P.O. Box 850, Westminster, CO 80030-4919
4) Lincoln - 1314 O Street, Suite 500, P.O. Box 82540, Lincoln,  NE  68501
5) New Orleans - 2626 Canal Street, P.O. Box 53265, New Orleans,  LA
   70153-3265

   The Company is licensed as a property and casualty insurer in 35 states, primarily in the Midwest and West. Approximately 1,700 independent agencies represent the Company's property and casualty segment. The life insurance subsidiary is licensed in 24 states, primarily Midwestern and Western, and is represented by approximately 1,200 independent agencies. The branch offices of the Company are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. In addition, Home Office staff technicians and specialists provide support to the subsidiaries and branch offices as well as to independent agencies. The Company's Home Office also monitors subsidiary and branch offices for overall results and conformity to Company policy through the use of management reports.

In 1997, direct premium writings on a statutory basis by state were as follows.


-------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
                                                                                  Life, Accident and
                                              Property and                        Health Insurance,
                                           Casualty Insurance                    Including Annuities
-------------------------------------------------------------------------------------------------------
                                                        Percent                                Percent
                                     Amount            of Total             Amount            of Total
-------------------------------------------------------------------------------------------------------
Arkansas                           $  3,188                1.5%           $      2                0.0%
California                            8,713                 4.1                  0                 0.0
Colorado                             13,063                 6.1              4,258                 3.5
Illinois                             18,390                 8.6              6,603                 5.5
Iowa                                 41,365                19.5             63,303                52.6
Kansas                               10,302                 4.8              2,345                 2.0
Louisiana                            29,537                13.9                 58                 0.0
Minnesota                            15,300                 7.2             11,915                 9.9
Mississippi                           7,239                 3.4                214                 0.2
Missouri                             20,634                 9.7              4,757                 4.0
Nebraska                             14,329                 6.7              7,109                 5.9
North Dakota                          3,236                 1.5              1,335                 1.1
South Dakota                          9,325                 4.4              2,733                 2.3
Wisconsin                             7,409                 3.5             10,172                 8.5
Wyoming                               3,215                 1.5                738                 0.6
Other                                 7,648                 3.6              4,669                 3.9
-------------------------------------------------------------------------------------------------------
                                   $212,893              100.0%           $120,211              100.0%
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

   The insurance industry is highly competitive, and the Company competes not only with other stock insurance companies, but also with mutual companies, the underwriters at Lloyds of London and reinsurance reciprocals.

   Since the Company relies heavily on independent agencies, it utilizes a profit sharing contract with the agencies as an incentive to place high quality business with the Company. For 1997, 324 agencies will receive profit sharing commissions of an estimated $5,304,000.

INVESTMENTS

   The management of the investment portfolio is primarily handled internally. During 1997, an external investment advisor hired in 1996 was eliminated. A chief investment officer was hired to manage the investment portfolio of the Company.

   The Company primarily invests in fixed income securities. The Company considers itself to be a long-term investor, and generally intends, at the time of purchase, to hold most of the fixed income securities that it buys to maturity unless yield enhancement strategies provide excess returns. Most acquisitions since July 1, 1997 have been identified as available-for-sale. This is not a change in investment philosophy, but a move to enable the chief investment officer to better manage the portfolio. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for discussion and information concerning SFAS No. 115.

   The property and casualty segment has historically emphasized investments in tax-exempt fixed income securities. At the same time, an attempt is made to maintain a balanced portfolio that reflects the Company's changing tax situation, as well as changes in the tax law. Based on the Company's underwriting philosophy and goals for this segment, the emphasis toward tax-exempt securities will continue.

   The life insurance segment has emphasized, and will continue to emphasize, investing in high quality, taxable, fixed income securities (primarily bonds issued by corporations and mortgage related securities including collateralized mortgage obligations.)

   The Company strives to maintain diversification among issues, issuers, and industries, as well.

   Investment results for the years indicated are summarized in the following table.

-------------------------------------------------------------------------------
                                      (Dollars in Thousands)
-------------------------------------------------------------------------------
                                                               Annualized Yield
Years Ended                 Average            Investment         on Average
December 31,            Invested Assets (1)  Income, Net (2)    Invested Assets
-------------------------------------------------------------------------------
1997                       $928,052               $61,686               6.6%
1996                        825,319                56,936                6.9
1995                        733,608                53,603                7.3
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(1)  Average of amounts at beginning and end of year.

(2) Investment income after deduction of investment expenses, but before applicable income tax.

PROPERTY AND CASUALTY SEGMENT

Direct

  The Company with its property and casualty subsidiaries underwrite both commercial and personal lines of insurance. Homeowners and automobile insurance comprise most of the personal lines of business. Business package policies, workers' compensation, other liability and fidelity and surety bonds represent a major part of the commercial business. Specialty policies written include the Commercial Uni-Saver, a commercial package policy with a simplified rating plan, blanket mortgage security, insurance on boats, outboard motors, recreational vehicles, umbrella liability and some forms of errors and omissions insurance.

Reinsurance Assumed

  The Company acts as a reinsurer assuming both property and casualty reinsurance from approximately 340 companies. The bulk of the business assumed is property reinsurance with the emphasis on catastrophe covers. The business originates through approximately 40 brokers with the largest producer accounting for approximately 21% of the reinsurance assumed.

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

The following table presents the casualty business retention levels.

-----------------------------------------------------------------------------
Accident Years                                   Casualty Retention
-----------------------------------------------------------------------------
1983 and prior                                      $   225,000
1984 through 1986                                       300,000
1987 through 1991                                       500,000
1992 through 1994                                       750,000
1995 and later                                        1,000,000
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

   The Company uses many reinsurers, both domestic and foreign. There are no concentrations of credit risk associated with reinsurance. Principal reinsurers include Swiss Re of America, American Reinsurance Company (formerly Munich American Reinsurance Company), Employers Reinsurance Corporation and AXA Reassurance.

   The following table sets forth the aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 1997, 1996 and 1995.

-------------------------------------------------------------------------------------------------------
                                                   (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
                                                 Percent                  Percent               Percent
Years Ended December 31,                1997    of Total         1996     of Total    1995      of Total
-------------------------------------------------------------------------------------------------------
Fire and allied lines (1)           $ 86,200         38%      $ 83,704       38%    $ 74,254       38%
Automobile                            55,269          24        54,234        24      46,060        23
Other liability                       35,645          16        35,272        16      34,101        17
Workers' compensation                 22,075          10        23,834        11      25,246        13
Fidelity and surety                   18,599           8        17,610         8      17,322         9
Reinsurance assumed                   33,882          15        33,943        15      26,436        13
Other                                    799           0           808         0       1,011         1
-------------------------------------------------------------------------------------------------------
Aggregate direct and assumed
  premiums written                  $252,469        111%      $249,405      112%    $224,430      114%

Reinsurance ceded                     25,554          11        27,471        12      26,884        14
-------------------------------------------------------------------------------------------------------

Net premiums written                $226,915        100%      $221,934      100%    $197,546      100%
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

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

   The following table sets forth statutory property and casualty net premiums earned, net losses incurred (excluding net loss adjustment expenses) and the loss ratio (ratio of net losses incurred to net premiums earned), by lines of insurance written, for the three years ended December 31, 1997, 1996 and 1995.

-------------------------------------------------------------------------------
                                      (Dollars in Thousands)
-------------------------------------------------------------------------------
Years Ended December 31,           1997          1996          1995
-------------------------------------------------------------------------------
Fire and allied lines (1)
     Net premiums earned        $ 69,693      $ 62,806       $ 54,150
     Net losses incurred          41,472        41,487         30,551
     Loss ratio                    59.5%         66.1%          56.4%
-------------------------------------------------------------------------------
Automobile
     Net premiums earned        $ 53,207      $ 50,513       $ 42,026
     Net losses incurred          35,492        42,292         30,682
     Loss ratio                    66.7%         83.7%          73.0%
-------------------------------------------------------------------------------
Other liability
     Net premiums earned        $ 32,394      $ 31,953       $ 29,282
     Net losses incurred           9,418        10,682         10,304
     Loss ratio                    29.1%         33.4%          35.2%
-------------------------------------------------------------------------------
Workers' compensation
     Net premiums earned        $ 22,324      $ 24,207       $ 23,955
     Net losses incurred          15,492        12,155          6,815
     Loss ratio                    69.4%         50.2%          28.4%
-------------------------------------------------------------------------------
Fidelity and surety
     Net premiums earned        $ 16,893      $ 17,321       $ 14,592
     Net losses incurred           2,086         2,195          1,269
     Loss ratio                    12.3%         12.7%           8.7%
-------------------------------------------------------------------------------
Reinsurance
     Net premiums earned        $ 30,478      $ 28,390       $ 21,117
     Net losses incurred          18,268        20,768         15,789
     Loss ratio                    59.9%         73.2%          74.8%
-------------------------------------------------------------------------------
Other
     Net premiums earned        $    521      $    591       $    872
     Net losses incurred             105           114            334
     Loss ratio                    20.2%         19.3%          38.3%
-------------------------------------------------------------------------------
Total property and casualty
     Net premiums earned        $225,510      $215,781       $185,994
     Net losses incurred         122,333       129,693         95,744
     Loss ratio                    54.2%         60.1%          51.5%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

   The combined ratios on the following page, which relate to the property and casualty segment, are the sum of the following: the loss ratio, calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned; and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written. The ratios in the table have been prepared on the basis of statutory financial information and on a GAAP basis. Generally, if the combined ratio is below 100 percent, there is an underwriting profit; if it is above 100 percent, there is an underwriting loss.

[A bar graph displaying statutory combined ratios for the company as compared with the Insurance Industry from 1993 to 1997 appears here.] Statutory Combined Ratios


             Company  Industry
      1993     102.5     106.9
      1994      97.6     108.5
      1995      95.8     106.5
      1996     104.4     105.8
      1997      98.4     101.8


---------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------
                                                Statutory                            GAAP
---------------------------------------------------------------------------------------------------------
Years Ended December 31,               1997       1996        1995        1997       1996       1995
---------------------------------------------------------------------------------------------------------
Net premiums written                 $226,915   $221,934    $197,546    $226,915   $221,934   $197,546
Net premiums earned                   225,510    215,781     185,994     225,822    215,470    185,994
---------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses     66.6%     72.7 %       63.8%       66.2%     72.3 %      63.6%
Underwriting expenses                    31.8       31.7        32.0        33.0       33.0       31.0
---------------------------------------------------------------------------------------------------------
Combined ratios                          98.4      104.4        95.8        99.2      105.3       94.6
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Underwriting margin                      1.6%     (4.4)%        4.2%        0.8%     (5.3)%       5.4%
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


   The following table shows the calendar year development of the unpaid losses and loss adjustment expenses of the property and casualty segment for 1988 through 1997. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known. The botton portion of the table displays cumulative losses and loss adjustment payments for each of the years indicated.

----------------------------------------------------------------------------------------------------------------------
                                                Years Ended December 31
----------------------------------------------------------------------------------------------------------------------
                                                 (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
                       1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
----------------------------------------------------------------------------------------------------------------------
Liability for
Unpaid

Losses and LAE      $85,012  $103,607  $113,572   $123,219  $158,825  $170,798  $180,653  $188,700  $209,876  $218,912


Liability re-
estimated as of:

  One year later     79,869    96,487   111,804    128,042   154,572   153,691   160,776   159,571   176,332
  Two years later    80,395    96,976   112,390    125,888   148,507   142,572   172,546   145,486
  Three years later  76,698    97,295   111,276    124,428   144,159   158,312   164,133
  Four years later   76,469    95,752   113,898    122,384   134,309   155,313
  Five years later   75,368    96,345   113,703    118,568   132,075
  Six years later    75,257    97,159   103,303    117,648
  Seven years later  75,912    79,024   102,318
  Eight years later  69,518    78,624
  Nine years later   69,069
----------------------------------------------------------------------------------------------------------------------
Redundancy          $15,943  $ 24,983  $ 11,254   $  5,571  $ 26,750  $ 15,485  $ 16,520  $ 43,214 $ 33,544
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Cumulative amount of
liability paid through:

  One year later   $27,277  $ 37,598  $ 39,497   $ 44,694  $ 54,291  $ 51,550  $ 80,246  $ 56,618 $ 61,694
  Two years later   41,865    56,574    63,589     69,296    84,074   102,637   109,281    83,071
  Three yearslater  52,551    69,767    77,141     87,052    96,976   119,349   123,469
  Four years later  57,658    76,443    87,627     95,059   107,420  127,333
  Five years later  61,795    82,013    85,379     99,483   112,360
  Six years later   64,912    67,021    88,558    102,677
  Seven years later 60,026    69,314    90,575
  Eight years later 61,339    70,315
  Nine years later  62,139
--------------------------------------------------------------------------------------------------------------------

LIFE INSURANCE

   United Life Insurance Company is in the business of writing life insurance. Incorporated in May, 1962 and commencing business in October, 1962, the Iowa based corporation is wholly owned by the Company and has no subsidiaries.

   United Life Insurance Company underwrites and markets single-premium whole life insurance, term life and universal life insurance, annuities, credit insurance and individual disability income products. In the 1980s, United Life Insurance Company was one of the first companies in the nation to offer universal life products.

   While United Life Insurance Company's lead annuity product is a single premium deferred annuity, it also offers flexible premium annuities. The credit business involves the sale of credit life and credit accident and health products, working in conjunction to satisfy the need for debt protection in the event of disability and/or death. United Life Insurance Company also offers an individual disability income rider that is attached to the ordinary life insurance products.

   Total life insurance in force, before reinsurance, is $3,403,208,000 as of December 31, 1997. Universal life represents 55% of insurance in force at December 31, 1997, compared to 57% at December 31, 1996. The following table presents net premium information for the last three years.


--------------------------------------------------------------------------------
                             (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                1997       1996      1995
--------------------------------------------------------------------------------
Universal life                         $ 7,495   $ 7,381   $ 7,926
Ordinary life (other than universal)     5,605     6,760     9,647
Accident and health                      2,821     2,191     1,822
Annuities                                1,151     1,434       902
Credit life                              1,977     1,528     1,217
Group accident and health                  182       141       125
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total net premiums earned              $19,231   $19,435   $21,639
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Reinsurance Ceded

   United Life Insurance Company reinsures a portion of its exposure and cedes to reinsurers a portion of the premium received on the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risk to predetermined limits. United Life Insurance Company retains $200,000 per insured and reinsures the excess.

   The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies and the ceding company must pay the loss if the reinsurer fails to meet its obligation. United Life Insurance Company is not aware of any of its reinsurers experiencing financial difficulties that would result in a material impact on its financial statements. United Life Insurance Company follows the industry practice of accounting for insurance written and losses incurred net of reinsurance ceded. United Life Insurance Company's primary reinsurance companies are ERC Reinsurance Company, Minnesota Mutual Life Insurance Company and Business Men's Assurance Company of America. These companies insure both life and disability risks.

Reserves

   United Life Insurance Company's reserves meet, or exceed, the minimum statutory Iowa Insurance Law requirements. These reserves are developed and analyzed by independent consulting actuaries. Their presentation in this report differs from the statutory basis and is described in Note 1 to the Consolidated Financial Statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol UFCS. On March 2, 1998, there were 954 holders of record of the Company's common stock. The following table sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

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

--------------------------------------------------------------------
                                                    Cash
                             Share Price          Dividends
                          High         Low        Declared
--------------------------------------------------------------------
1997
Quarter Ended
   March 31               37          29 3/4         $ 0.15
   June 30                40          30               0.16
   September 30           41 1/2      37               0.16
   December 31            47          38 1/2           0.16

1996
Quarter Ended
   March 31               37 1/4      27 3/8         $ 0.15
   June 30                40          29 3/16          0.15
   September 30           35 1/2      30               0.15
   December 31            38          30               0.15
---------------------------------------------------------------------
---------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA


-----------------------------------------------------------------------------------------------------------
                                (Dollars in Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------
Years Ended December 31,                           1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------
Total assets                                 $1,157,922   $1,024,835     $937,594     $828,126     $733,020

Operating revenues

  Net premiums earned                           244,939      234,797      207,528      184,748      174,137
  Investment income, net                         61,686       56,936       53,603       46,420       40,233
  Realized investment gains and other income      2,676        6,726        1,698          796        1,860
  Commission and policy fee income                1,829        1,815        1,761        1,881        1,713

Net income                                       28,732       21,960       28,803       22,521       18,645

Earnings per common share                          2.68         2.04         2.66         2.08         1.72

Cash dividends declared
per common share                                   0.63         0.60         0.55         0.49         0.45
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


Earnings per common share and cash dividends declared per common share have been retroactively restated for additional shares issued as a result of a three for two stock split to stockholders of record as of December 18, 1995.

   The selected financial data herein has been derived from the financial statements of the Company and its subsidiaries. The data should be read in conjunction with "The Chairman's Report," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes.

[A bar graph displaying earnings per common share and dividends declared for the five years ended December 31, 1997 appears here.]


Earnings Per Common Share


                Earnings Per Common         Dividends
                              Share          Declared
1993                           1.72              0.45

1994                           2.08              0.49

1995                           2.66              0.55

1996                           2.04              0.60

1997                           2.68              0.63


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSETS

   The Company's total assets grew by 13% to $1,157,922,000 in 1997. A majority of the increase was in the portfolio of fixed income securities. The Company's investment strategy has been to invest primarily in long-term, high-quality securities. Held-to-maturity investments comprise 82% of the total fixed income portfolio, as compared to 91% at December 31, 1996. During 1997, the Company purchased and classified more securities as available-for-sale in an effort to expand its portfolio management strategy and to increase total returns. The Company expects this trend to continue in 1998. The Company did not classify any securities as trading in 1997 or 1996. Net unrealized gains of $1,913,000 were recorded in 1997 on the available-for-sale fixed income securities, compared to net unrealized losses of $1,415,000 in 1996.

   Approximately 22% of the fixed income portfolio is invested in collateralized mortgage obligations ("CMOs"), compared to 26% at December 31, 1996. The Company did not add to its mortgage-backed securities/CMO holdings during the last half of 1997. Returns were not as attractive as those found in other investment alternatives. The Company minimized its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company concentrated on buying issues with an expected maturity in the seven-to-twelve-year range.

   Using a conservative investment practice the Company last utilized in 1987, the Company started writing covered call options on approximately 1% of its equity portfolio to generate additional portfolio income. This program will continue to be utilized and expanded as situations and market conditions merit such use.

   The Company also invests in common and preferred stocks, all of which are classified as available-for-sale. Other long-term investments are primarily holdings in limited partnership funds investing in banks and insurance companies. Net unrealized appreciation on stocks and other long-term investments increased $38,859,000, or 58% in 1997 compared to 1996.

   Flat growth in premiums resulted in a 1% increase in accounts receivable from property and casualty insurance agents and brokers. The balance of this asset at December 31, 1997 was $44,060,000, compared to $43,433,000 at December 31, 1996.

   Deferred policy acquisition costs ("DAC") are expenses such as commissions, premium taxes and other costs associated with underwriting insurance policies. At the beginning of a policy period, an asset is established for the associated costs, and is then amortized over the lives of the respective policy terms to achieve a matching of expenses to revenue. In 1997, the Company's DAC increased 7%.

   Property and equipment grew by 14% to $14,443,000 during 1997 due primarily to purchases, net of disposals, of $1,362,000 in new electronic data processing equipment.

   Losses, expenses and reserves that are due to the Company from reinsurance brokers are classified as reinsurance receivables. This balance increased by $1,940,000 or 16% in 1997. The Company has not experienced significant collection problems with regard to these receivables and has no information indicating that any of its current reinsurance balances are uncollectible.

CASH FLOW AND LIQUIDITY

   Most of the cash that the Company receives is generated from insurance premiums paid by policyholders. The premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $43,211,000 in 1997, compared to $43,921,000 in 1996. Operating cash flows continue to be ample to meet policyholders obligations.

   Short-term investments, composed of money market accounts and fixed income securities are available for the Company's short-term cash needs. In addition, a six-million dollar line of credit is maintained with a local bank. During 1997, the Company borrowed $1,000,000 against the line of credit for 4 days. No funds were borrowed during 1996.

LIABILITIES

   The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased 5% to $231,768,000 between 1997 and 1996. Gross reserves remaining on the 1994 Northridge earthquake were $4,058,000 as of December 31, 1997, compared to $4,599,000 at December 31, 1996. This is the only significant catastrophe related reserve that the Company has for both years.

   The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of property coverage the Company writes, there exists the potential for exposure to environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

   The liability for future policy benefits and interest on policyholders' accounts increased 12%, due primarily to two factors. First, this liability is increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. In 1997, the Company received premiums of $57,734,000 in non-internal rollovers on annuity products and $13,550,000 on universal life products. These same two product lines had $22,510,000 of interest credited during 1997 which also causes a direct increase to future policy benefits. In addition, fluctuations in surrender benefits paid as well as the future policy benefits for other product lines account for the remainder of the change.

   The Company's employee benefit obligations increased $1,901,000 or 28% in 1997, compared to 1996. Changes to the pension plan benefits formula and new early retirement provisions contributed to this increase.

   Deferred income taxes grew 120% to $27,868,000. A deferred tax liability of $37,549,000 on unrealized appreciation was a major contributor to the growth in this liability.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997,
COMPARED TO YEAR ENDED DECEMBER 31, 1996
PROPERTY AND CASUALTY OPERATIONS

   The property and casualty segment had a statutory combined ratio (net losses incurred and net loss adjustment expenses incurred to net premiums earned, plus expenses incurred to premiums written) of 98% for the year ended 1997, compared to 104% for 1996.

   The Company has experienced very moderate premium growth, as has most of the property and casualty industry. Premiums written increased 2% between 1997 and 1996. Overall industry growth is projected to be around 3%.

   On the loss side, the Company's automobile lines of business improved considerably in 1997, with a loss ratio (net losses incurred to net premiums earned) of 66.7%, compared to 83.7% in 1996. Another significant line of business for the Company is other liability with a loss ratio of 29.1% in 1997, compared to 33.4% in 1996. The reinsurance line also showed substantial improvement decreasing to 59.9% in 1997 from 73.2% in 1996.

   Results in the workers' compensation line deteriorated in 1997, when compared to 1996. Net premiums earned decreased $1,883,000 or 8% and the loss ratio rose to 69.4% from 50.2% in 1996. An increase in claims severity in 1997, as well as continuing rate reductions due to competition have contributed to these results.

   A lack of significant catastrophe exposure has contributed to the Company's favorable underwriting results. The property and casualty segment sustained approximately $6,780,000 in gross direct catastrophe losses in 1997. The heaviest storm activity occurred in the states of Iowa, Illinois, Kansas, Wisconsin, and Nebraska during the spring, where hail and wind caused approximately $4,106,000 in incurred property damage. The remaining catastrophe activity occurred throughout the year in Louisiana, Arkansas, North Dakota, Colorado, and Mississippi.

   Gross incurred on all catastrophe losses for the years ending 1997, 1996 and 1995 were $8,926,000, $13,350,000 and $13,936,000, respectively. Ceded incurred on all catastrophes for the years ending 1997, 1996 and 1995 were $1,313,000, $2,839,000 and $3,119,000, respectively.

   The property and casualty segment's underwriting and acquisition expenses increased 2% to $74,992,000. The 2% growth in premium writings have produced corresponding moderate increases in expenses such as commissions and other policy related expenses.

LIFE OPERATIONS

   The Company's earnings decreased $2,071,000 or 26% in 1997 compared to 1996. Much of this can be attributed to an adjustment to deferred acquisition costs which resulted in additional amortization of approximately $2,057,000 which was a result of an acceleration of amortization of prior years' amounts deferred.

   Losses incurred showed an increase of $4,190,000 over 1996 primarily due to an increase in claim activity during the fourth quarter. An increase in retention from $100,000 to $200,000 per insured effective January 1, 1995, contributed to the increase in losses. In addition, claims activity has grown due to a significant increase in the credit life and credit accident and health blocks of business. The amount of insurance in force in these lines increased by $37,201,000 or 25% over 1996.

   The life segment's realized gains decreased $1,141,000 in 1997 compared to 1996. The gains in 1996 were a result of the Company taking advantage of market conditions and selling a few of its available-for-sale fixed income securities.

INVESTMENT RESULTS

   Growth in the Company's portfolio of fixed income securities contributed to the 8% increase in investment income. For 1996, realized gains and other income included $2,074,000 of interest received in connection with the settlement of a Federal income tax Revenue Agent Review for previous tax years.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996,
COMPARED TO YEAR ENDED DECEMBER 31, 1995
PROPERTY AND CASUALTY OPERATIONS

   Property and casualty premiums earned increased 16%, or $29,476,000 in 1996, when compared to 1995. Our direct business provided a majority of the growth, with much of the increase concentrated in the midwestern states and Louisiana.

   Loss and settlement expenses incurred by the property and casualty segment for 1996 increased 32% or $37,589,000 over 1995. While 1996 and 1995 produced an unusually large number of hurricanes, the Company did not have much exposure related to these storms. Several other factors did contribute to underwriting results. The Company's consistent and long-term growth inevitably led to a higher number of claims. During the first quarter of 1996, frigid weather causing frozen water pipes resulted in substantial water damage. Several large fire losses also occurred during the first few months of the year. Wind and hail storms occurring during the summer months in the midwestern states led to an increase in loss activity. In addition, a small number of large commercial auto liability losses were incurred throughout the year.

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

LIFE OPERATIONS

   The decrease of $2,204,000 in premiums earned was attributable to a decrease in collected traditional life premiums of $2,854,000. One product, single premium whole life, saw a decrease of $3,591,000.

   Other underwriting and operating expenses decreased $1,979,000 due to a larger deferral of expenses associated with acquisition of new business. An increase in premiums collected of $10,305,000 in the single premium deferred annuity block along with additional acquisition expenses is responsible for 50% of this decrease. The balance of the decrease was due to a combination of slight increases in premiums collected and refinement in the way deferrable acquisition expenses are determined and allocated.

   Interest credited was flat in 1996 for two reasons. First, one block of universal life had withdrawals of $15,125,000 in December, 1995 and $15,561,000 in the first two months of 1996, which caused a reduction of approximately $2,025,000 in interest credited in 1996 compared to 1995. Second, deferred annuity policies with a five-year interest rate guaranteed between 7.1% and 8.0% renewed in 1996 at a rate between 5.0% and 5.5% representing approximately a $500,000 decrease in interest credited. Also, all deferred annuity policies with guarantees of less than 6.5% earned up to 1.0% less in 1996.

INVESTMENT RESULTS

   Growth in the Company's fixed maturity portfolio contributed to the 6% increase in investment income. The unusual increase in realized gains and other income resulted from primarily two sources. The Company took advantage of market conditions and sold a small number of its available-for-sale fixed income securities. In addition, the settlement of a Federal income tax Revenue Agent Review for previous tax years resulted in the receipt of $2,074,000 in interest, which is included in realized investment gains and other income.

REGULATION

   The insurance industry is governed by the National Association of Insurance Commissioners ("NAIC"), as well as individual state insurance departments. These governing agencies are working on a project to codify insurance statutory accounting practices. Currently, these practices are prescribed in a variety of publications, as well as state laws, regulations, and general administrative rules. The project, originally expected to be completed by January 1, 1998, has been extended to 1999. It is expected that the new rules would have financial effects on the insurance industry's statutory results, including those of the Company. Due to the incomplete and complex proposed changes, it is impossible to estimate the impact at this time. The changes would not affect the accompanying financial statements, which are based on generally accepted accounting principles.

   As part of the NAIC and state insurance department's solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk based capital results are used to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1997 and 1996, both the property and casualty and the life segment had capital well in excess of their required levels.

   The Company is not aware of any other current recommendations by the NAIC or other regulatory authorities in the states in which the Company conducts business which, if or when implemented, would have a material effect on the Company's liquidity, capital resources or operations.

YEAR 2000

   The insurance industry is data intensive and utilizes computer technology extensively. An important issue facing all computer users is the approaching Year 2000. Many computer systems and applications have been designed with two-digit date fields. With the turn of the century, these programs may recognize the Year 2000 as 1900 or not at all. If left unresolved, this could cause systems to process critical financial and operational information incorrectly. The Company is aware of this issue and is finalizing its systems for compliance for the Year 2000. Beginning in 1984, programming to accommodate four-digit date fields was initiated. Testing is currently being conducted on all systems and will be completed in 1998. Expenses incurred in connection with the conversions and testing have been expensed as incurred and absorbed into normal operating expenses. The remaining costs for Year 2000 compliance are not expected to be material to operations.

   The Company is also reviewing its third-party vendors for compliance with Year 2000 and has received many affirmative responses. While the Company is reviewing its third part vendors' Year 2000 compliance, it cannot assure that the systems of these vendors that the Company relies on will be converted in a timely manner, or that their failure to convert would not have an adverse affect on the Company's systems.

OUTLOOK

   Management expects premium growth to be modest to flat during 1998. The Company will continue to explore new geographic areas, in addition to our current development of Arkansas, Mississippi and New Mexico, for expansion.

   The loss frequency to date for 1998 has been down due to the mild winter throughout the Company's major exposure areas, giving the year a good start. However, the storm season is fast approaching and El Nino hasn't finished yet.

   A new management team was created with the appointment of John A. Rife, a 21-year veteran with the Company, as President. He maintains his position as President of United Life Insurance Company, a position he has held for 13 years. Kevin Kubik joined the Company, filling the newly created position of Vice President and Chief Investment Officer.

   The Company sold a small subsidiary, Crabtree Premium Finance Company, a premium finance company which was not contributing to Company growth or service strategy. On February 27, 1998, most of the assets of this subsidiary were sold to Mepco Insurance Premium Financing, Inc. of Chicago, Illinois.

CHAIRMAN'S REPORT

   The good news is that last year your Company's net income increased 31% to $28,732,000 or $2.68 per share, just $71,000 shy of a record. In 1995, its best year ever, it earned $28,803,000 or $2.66 per share (that year there was an average of 102,000 more shares outstanding than in 1997). Stockholders' equity increased $49,349,000 or 22% to $277,208,000 or $ 25.84 per share. The return on equity was 11%.

   During the year the market value of your United Fire shares increased 25% while the Dow Jones Industrial Average increased 23% and the S&P 500 increased 31%. Over the past five years, United Fire & Casualty's stock has not been a bad proxy for the S&P 500, slightly outperforming it, with a total return including dividends of 169% or an annual equivalent of 22% while the index had a total return of 151% or an annual equivalent of 20%, once again demonstrating that insurance stocks can be a good investment for the long term investor.

   Your Company's combined ratio, a measure of the underwriting profitability of its property and casualty business, improved by six points to 98%. Over the past five years it has averaged 100%. Fortunately during the year we experienced no major catastrophes.

   The bad news is that last year underwriting experience for all property/casualty companies improved and the industry posted record earnings. Four years of a soft market with no relief in sight and the industry's combined ratio decreased by four points to 102%, its lowest in 18 years. According to the Property Claim Service, the 25 catastrophes reported during 1997 was the lowest number since 1987. It was a difficult year not to make money in the insurance business unless one were in the managed care business. A booming stock market made even the most inept insurance company managements look good.

   Indicative of the soft environment in which we operate, total property and casualty premiums written increased by only 2% to $226,915,000 while direct workers' compensation premiums actually declined by 3%. Most of our growth came from our Denver and New Orleans regional offices which both had a very good year from a loss ratio and a production standpoint. Denver expanded into New Mexico and New Orleans continued to develop Mississippi and Arkansas to balance its exposures in Louisiana. The outlook for growth this year is not encouraging and we are not going to pursue business we believe to be inadequately priced. With medical costs once again on the rise and worker's compensation rates continuing to be under pressure the prospects for that line are not good.

   Life insurance premiums increased 8% to $21,955,000 and annuity premiums, which are not included as insurance premiums under GAAP accounting, amounted to $92,095,000. Banks, especially small-town banks, continue to be an increasingly important source of this business and we were generally able to maintain our spread on this business despite a decline in interest rates. Life insurance earnings decreased $2,071,000 to $6,061,000 resulting in a return on equity for the life insurance segment of our business of 8%. In 1996 our life insurance earnings were favorably impacted by realized gains of $1,361,000 compared to $220,000 this year.

   Rather than storms, pestilence or plagues, your Company's story this year is the story of its most important asset, its people. While I was indisposed most of the year, they performed admirably and demonstrated that if CEOs aren't completely unnecessary, they are a very expensive luxury that certainly aren't worth nearly what they are paid.

   Last May, John Rife, who has been the President of United Life Insurance Company for the past 13 years, was also named President of United Fire & Casualty Company. As I was sure it would be, his appointment has been well received by the staff. I am confident he will continue the people-oriented policies which I believe have been one of the foundations for your Company's success. Actually, John had been my point person since my hospitalization earlier in the year.

   Under John's leadership, United Life has grown to a company with over $596,000,000 in assets and the book value of your Company's $24,473,000 investment has grown to over $97,000,000. In recent years it has consistently been one of the best performers among its peers, i.e., small to medium-sized life insurers affiliated with property and casualty companies. Not bad for a company that is in a category that A.M. Best and other pundits say is doomed to failure.

   In June, Kevin Kubik joined us as Vice President of Investments. For over 50 years, the investment of your Company's funds has been the province of the McIntyres, first my father who started his career in the investment business and then yours truly. We have always believed in making our own mistakes rather than paying someone else to make them for us. However, when our invested assets surpassed three-quarters of a billion dollars it became apparent that managing them could no longer be handled on a part-time basis. It would be nice to say we found Kevin, but in fact he found us and his timing couldn't have been better. After a career which included experience with the investment departments of two life insurance companies and as a fixed-income manager with a large money manager in Chicago, he wanted to return to Cedar Rapids to raise his family. We're glad he did.

   One of my favorite pastimes is looking at insurance companies that might be acquisition candidates. Several years ago we were interested in a small Iowa life insurance company that was for sale. Their products were compatible with ours, we used the same actuary and even the names were similar. We thought it would make a good fit with our United Life but could never make a deal. In the course of our discussions we discovered one of their hidden assets was the assistant in their accounting department. Later Sam Hague joined us to head up our Life Accounting Department. When John assumed responsibility for our entire operations, Sam was promoted to Executive Vice President of United Life responsible for all our life operations. In a position usually filled by "high-pressure sales types" he's doing an excellent job. One reason we never stop looking is you never know when you're going to find a gem.

   On July 1, Mike Hansen, Vice President in charge of our Fidelity and Surety Department, retired. Mike, who was our surety claims person (note: I can be politically correct, too) assumed responsibility for the department in 1989 when Dick Ehlinger passed away. At the time, many so-called experts questioned our judgment in putting a claims person in charge of the department, but Mike proved them wrong. Under Mike's leadership the department's premiums grew from $6,278,000 to $17,542,000 and its loss ratio averaged 10.4%. Now it's Jeff Chapin's and Dave Lange's turn. With a staff of 23 professionals we have no doubt they will succeed.

   If the pundits are to be believed, sometime within the next two years the economy is going to grind to a halt, the sky will fall and chaos will reign as federal, state and local governments, credit cards and nearly every other aspect of modern life become infected with the Year 2000 virus. However, we are not panicking. Maybe we just don't know any better, but perhaps our policy of developing most of our major software systems in-house rather than relying on outside vendors permitted our Information Services Department to foresee and address this problem sooner than many. We think so and just to make sure will be running another test of all our systems this summer.

   The trend towards consolidation, which has been sweeping all financial services, continues to gain momentum in the property and casualty business. Two recent mergers that particularly interested us were Safeco's acquisition of American States and St. Pauls' pending acquisition of USF&G.

   Going back to the days of John Phelan, the long-time president of American States and a very good insurance person who built it into a well-respected company and who, like my father, flew his own plane, no company has made more passes at us over the years than American States. The story was always the same, they were larger, they had Lincoln National behind them, they would survive and we would make a good fit. Funny thing, we're still here but they aren't around anymore.

   Like USF&G, your Company is often referred to in the trade by its initials, UF&C and the similarity has sometimes caused confusion. When we were small and unknown we took it as a compliment, later as USF&G lost its way and got into trouble it became an embarrassment. Therefore, we were pleased when the St. Paul announced they would spend $2.8 billion to solve our problem of mistaken identity.

   Another trend is demutualization. Even "the rock" is now considering becoming a stock company. Over two hundred years ago, Adam Smith extolled the virtues of the profit motive in the "Wealth of Nations". Today, even in what was once the Communist empire, its value is acknowledged so it shouldn't be any surprise that the managements of mutual insurance companies are finally beginning to see the light, too. One of the insurance departments' challenges will be to restrain managements' greed and make sure the mutuals' policyholders are fairly compensated for the surplus their managements covet.

   For the fifth consecutive year, Ward Financial Group, an insurance consultant, named your Company one of the 50 outstanding property/casualty companies in the United States based on performance and security. This may become a boring story, but one which we never tire.

   On May 20th, your Board of Directors voted to increase the dividend seven percent to $.64 per share. This too is becoming a boring story, but one of which, hopefully, you won't tire either.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Balance Sheets
December 31, 1997 and 1996


----------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands
                                                                               Except Number of Shares)
----------------------------------------------------------------------------------------------------------
ASSETS                                                                          1997           1996
----------------------------------------------------------------------------------------------------------
Investments (Notes 2 and 3)
  Fixed maturities
    Held-to-maturity, at amortized cost
    (market value $709,867 in 1997 and $668,541 in 1996)                     $  677,360    $  651,138
    Available-for-sale, at market (cost $145,019
    in 1997 and $69,317 in 1996)                                                146,932        67,902
  Equity securities (cost $26,296 in 1997 and $25,898 in 1996)                  128,698        91,314
  Mortgage loans                                                                  2,862         2,959
  Policy loans                                                                    8,405         7,591
  Other  long-term  investments,  at market  (cost $9,000 in 1997 and $8,395
    in 1996)                                                                     12,448         9,970
  Short-term investments                                                         19,195        29,330
----------------------------------------------------------------------------------------------------------
                                                                             $  995,900    $  860,204

Cash and Cash Equivalents                                                         2,378        14,389
Accrued Investment Income (Note 3)                                               14,159        12,195
Accounts Receivable (net of allowance for doubtful accounts
of $1,030 in 1997 and $597 in 1996)                                              44,060        43,433
Deferred Policy Acquisition Costs                                                60,215        56,083
Property and Equipment, primarily land and buildings, at cost,
less accumulated depreciation of $15,781 in 1997 and $15,443 in 1996             14,443        12,630
Reinsurance Receivables (Note 5)                                                 14,430        12,490
Prepaid Reinsurance Premiums                                                      4,064         4,229
Intangibles                                                                       1,082         1,335
Income Taxes Receivable (Note 8)                                                    -             709
Other Assets                                                                      7,191         7,138
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $1,157,922    $1,024,835
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Liabilities
  Future policy benefits and losses, claims and settlement expenses (Notes 5 and 6)
    Property and casualty insurance                                          $  231,768    $  221,207
    Life insurance (Note 3)                                                     482,437       431,582
  Unearned premiums                                                             108,296       105,008
  Accrued expenses and other liabilities                                         18,373        19,721
  Employee benefit obligations (Note 9)                                           8,665         6,764
  Income taxes payable (Note 8)                                                   3,307           -
  Deferred income taxes (Note 8)                                                 27,868        12,694
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            $  880,714    $  796,976
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $3.33 1/3 par value; authorized 20,000,000 shares (Note 12)
  10,727,322 shares issued and outstanding in 1997
  10,727,712 shares issued and outstanding in 1996                           $   35,758    $   35,759
  Additional paid-in capital                                                      9,331         9,342
  Retained earnings (Note 7)                                                    161,906       139,933
  Net unrealized appreciation, net of applicable income taxes of
  $37,549 in 1997 and $22,750 in 1996 (Note 2)                                   70,213        42,825
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   $  277,208    $  227,859
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,157,922    $1,024,835
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
Years Ended December 31, 1997, 1996 and 1995


----------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands Except Per Share Data
                                                                             and Number of Shares)
----------------------------------------------------------------------------------------------------------------
                                                                       1997            1996            1995
----------------------------------------------------------------------------------------------------------------
Revenues

  Net premiums earned (Note 5)                                   $  244,939      $  234,797      $  207,528
  Investment income, net (Note 2)                                    61,686          56,936          53,603
  Realized investment gains and other income (Note 2)                 2,676           6,726           1,698
  Commission and policy fee income                                    1,829           1,815           1,761
----------------------------------------------------------------------------------------------------------------
                                                                 $  311,130      $  300,274      $  264,590
----------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                 $  159,199      $  161,293      $  125,548
  Increase in liability for future policy benefits                    5,016           8,817           7,695
  Amortization of deferred policy acquisition costs                  52,380          48,364          44,557
  Other underwriting expenses                                        33,857          33,722          28,212
  Interest on policyholders' accounts                                22,510          20,701          20,528
----------------------------------------------------------------------------------------------------------------
                                                                 $  272,962      $  272,897      $  226,540
----------------------------------------------------------------------------------------------------------------
  Income before income taxes                                     $   38,168      $   27,377      $   38,050
  Federal income taxes (Note 8)                                       9,436           5,417           9,247
----------------------------------------------------------------------------------------------------------------
  Net Income                                                     $   28,732      $   21,960      $   28,803
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Earnings per common share (Note 12)                              $     2.68      $     2.04      $     2.66
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (Note 12)             10,727,440      10,773,591      10,829,606
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share (Note 12)               $     0.63      $     0.60      $     0.55
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1997, 1996 and 1995


-----------------------------------------------------------------------------------------------------------
                                      (Dollars in Thousands Except Per Share Data and Number of Shares)
-----------------------------------------------------------------------------------------------------------
                                                       Additional                   Net
                                          Common        Paid-In      Retained    Unrealized
                                           Stock        Capital      Earnings    Appreciation       Total
-----------------------------------------------------------------------------------------------------------
Balances, December 31, 1994              $24,066        $12,049      $113,617       $20,921       $170,653
  Net income                                   -              -        28,803             -         28,803
  Cash dividend declared on
  common stock, $.55 per share                 -              -       (5,957)             -        (5,957)
  Change in net unrealized
  appreciation, net of
  applicable income taxes                      -              -             -        15,273         15,273
  Three for two stock  split (Note 12)    12,033              -      (12,033)             -              -
  Purchase and retirement of
  372 shares of common stock                 (1)           (18)             -             -           (19)
-----------------------------------------------------------------------------------------------------------
Balances, December 31, 1995              $36,098        $12,031      $124,430       $36,194       $208,753
  Net income                                   -              -        21,960             -         21,960
  Cash dividend declared on
  common stock, $.60 per share                 -              -       (6,457)             -        (6,457)
  Change in net unrealized
  appreciation, net of
  applicable income taxes                      -              -             -         6,631          6,631
  Purchase and retirement of
  101,958 shares of common stock           (339)        (2,689)             -             -        (3,028)
-----------------------------------------------------------------------------------------------------------
Balances, December 31, 1996              $35,759        $ 9,342      $139,933       $42,825       $227,859
  Net income                                   -              -        28,732             -         28,732
  Cash dividend declared on
  common stock, $.63 per share                 -              -       (6,759)             -        (6,759)
  Change in net unrealized
  appreciation, net of
  applicable income taxes                      -              -             -        27,388         27,388
  Purchase and retirement of
  390 shares of common stock                 (1)           (11)             -             -           (12)
-----------------------------------------------------------------------------------------------------------
Balances, December 31, 1997              $35,758        $ 9,331      $161,906       $70,213       $277,208
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------
                                                                       1997           1996          1995
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                                         $ 28,732       $ 21,960     $ 28,803
------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
provided by operating activities
  Net bond discount accretion                                          (307)          (489)      (1,244)
  Depreciation and amortization                                       1,117          2,104        1,229
  Realized investment gains                                          (2,610)        (4,651)      (1,698)
  Realized gain on sale of property                                     -               (2)         -
  Changes in:
     Accrued investment income                                       (1,964)          (678)      (1,106)
     Accounts receivable                                               (627)        (4,813)      (4,756)
     Deferred policy acquisition costs                               (4,132)        (3,413)      (5,125)
     Reinsurance receivables                                         (1,940)        (1,793)       9,348
     Prepaid reinsurance premiums                                       165           (577)        (637)
     Income taxes receivable/payable                                  4,016            296       (1,831)
     Other assets                                                       (53)            23          231
     Future policy benefits and losses, claims and settlement
     expenses                                                        16,652         32,105        6,308
     Unearned premiums                                                3,288          8,196       13,381
     Accrued expenses and other liabilities                          (1,454)        (3,640)       3,391
     Employee benefit obligations                                     1,901          1,071          807
     Deferred income taxes                                              427         (1,778)       2,232
------------------------------------------------------------------------------------------------------------
  Total adjustments                                                $ 14,479       $ 21,961     $ 20,530
------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        $ 43,211       $ 43,921     $ 49,333
------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments             $ 27,390       $ 35,251     $  1,344
  Proceeds from call and maturity of held-to-maturity investments    62,834         67,696       33,154
  Proceeds from call and maturity of available-for-sale
  investments                                                         5,298         10,562        3,313
  Proceeds from sale of other investments                            62,189         19,012        2,593
  Purchase of investments held-to-maturity                          (89,519)      (127,982)    (108,582)
  Purchase of investments available-for-sale                       (105,408)       (30,872)      (3,793)
  Purchase of other investments                                     (53,429)       (28,149)     (15,456)
  Proceeds from sale of property and equipment                        1,942            735        2,133
  Purchase of property and equipment                                 (4,619)        (1,961)      (3,368)
------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                            $(93,322)      $(55,708)    $(88,662)
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts      $127,644       $ 96,890     $ 87,041
     Withdrawals from investment and universal
     life type contracts                                            (82,881)       (68,212)     (45,173)
  Purchase and retirement of common stock                               (12)        (3,028)         (19)
  Payment of cash dividends                                          (6,651)        (6,472)      (5,777)
------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                        $ 38,100       $ 19,178     $ 36,072
------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents               $(12,011)      $  7,391     $ (3,257)
Cash and Cash Equivalents at Beginning of Year                       14,389          6,998       10,255
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $  2,378       $ 14,389     $  6,998
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


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

   The Company and its property and casualty subsidiaries market most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,700 independent agencies and brokers in 35 states, with 70% of the Company's direct premiums originating in six Midwestern states in 1997.

   United Life Insurance Company underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through independent agencies.

   The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries, United Life Insurance Company, Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency and Crabtree Premium Finance Company. All material intercompany items have been eliminated in consolidation.

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

   Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 1997 financial statement presentation.

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

   Unpaid losses and settlement expenses are based on estimates of reported and unreported claims and related settlement expenses. While management believes the reserve for claims and settlement expenses is adequate, the reserve is continually reviewed and as adjustments become necessary, they are reflected in current operations. Changes in assumptions used in estimating reserves could cause the reserves to change in the near term.

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

   The Company expects to realize a spread of approximately 1.5% to 2.0% between interest earned and interest credited on its Universal Life Plans and deferred annuities, for which the liability is equal to total policy account values plus deferred front-end loads.

Investments

   Investments in held-to-maturity fixed income securities are recorded at amortized cost. The Company has the ability and intent to hold these investments until maturity. If, however, a permanent impairment occurs in a security, the Company writes the security down to the new value. Available-for-sale fixed income securities, equity securities and other long-term investments are recorded at fair value. Mortgage loans are recorded at the unpaid balance amount. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 1997 and 1996 are securities on deposit with various regulatory authorities as required by law with carrying values of $543,801,000 and $481,703,000, respectively.

   Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation resulting from available-for-sale fixed income securities, equity securities and other long-term investments, are reported as direct increases or decreases in stockholders' equity, less applicable income taxes.

Cash and cash equivalents

   For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid during 1997, 1996 and 1995 were $5,789,000, $8,201,000, and $8,801,000, respectively. The Company received $2,074,000 in interest on Federal income taxes in 1996. There were no other significant payments of interest other than interest credited on policyholders' accounts in 1997, 1996 or 1995.

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

   The Company has a defined benefit postretirement health care plan that covers substantially all full-time employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with ten or more years of service in the plan. The plan is contributory, with retiree contributions adjusted annually.

Accounting Changes

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December, 1997. This standard supersedes APB Opinion No. 15 " Earnings Per Share" and simplifies the standards for computing and presenting earning per share ("EPS"). Under the new standard, the presentation of primary EPS has been replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options. The presentation of fully diluted EPS has been replaced with a presentation of diluted EPS, which is calculated in a similar fashion to how fully diluted EPS had been computed. This standard does not have a material effect on the Company's Consolidated Financial Statements.

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129, adopted by the Company effective December 31, 1997, contains disclosure requirements including liquidation preferences of preferred stock, rights and privileges of the outstanding equity securities and the redemption amounts for all issues of capital stocks that are redeemable. SFAS No. 129 does not have a material effect on the Company's Consolidated Financial Statements.

   The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires the separation of long-lived assets and certain identifiable intangibles into two categories for purposes of accounting for an impairment of assets: those to be held and used and those to be disposed of. The Company has intangibles to be held and used from the purchase of Addison Insurance Company and the assumption of a book of business in 1990. SFAS No. 121 requires that intangibles to be held and used should be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that its intangible assets are not impaired and has not written down their value.

   In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components which includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. SFAS No. 130 is effective for interim periods beginning after December 15, 1997 and SFAS No. 131 is effective for annual periods beginning after December 15, 1997 for the initial year of adoption and interim periods thereafter. The impact of adopting SFAS No. 130 and SFAS No. 131 will require additional disclosure in the Consolidated Financial Statements and is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

   In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997. The new statement standardizes the disclosure requirements for these benefit plans and the impact is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

NOTE 2.
SUMMARY OF INVESTMENTS

   Approximately 22% of the fixed income portfolio is invested in collateralized mortgage obligations ("CMOs"), compared to 26% at December 31, 1996. The Company did not add to its mortgage-backed securities/CMO holdings during the last half of 1997. Returns were not as attractive as those found in other investment alternatives. The Company minimized its prepayment risk by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company concentrated on buying issues with an expected maturity in the seven-to-twelve-year range.

   A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, equity securities and other long-term investments as of December 31, 1997 and 1996 is as follows.


-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997                                          (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                        Gross         Gross
                                                       Amortized      Unrealized    Unrealized          Fair
Type of Investment                                          Cost    Appreciation    Depreciation        Value
-------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations              $ 27,058      $    528       $    48       $ 27,538
        Mortgage-backed securities                         19,270         1,826             1         21,095
        All others                                          3,382           347             7          3,722
      States, municipalities and political subdivisions   230,959        13,787           230        244,516
      Foreign                                               6,827           370            --          7,197
      Public utilities                                     84,192         1,690            24         85,858
      Corporate bonds
        Collateralized mortgage obligations                92,864         4,065           365         96,564
        All other corporate bonds                         212,808        10,994           425        223,377
-------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                   $677,360      $ 33,607       $ 1,100       $709,867
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Available-for-sale
Fixed Maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations              $ 48,256      $  1,666       $    86       $ 49,836
        Mortgage-backed securities                             56             5            --             61
        All others                                          9,642           168            --          9,810
      States, municipalities and political subdivisions    26,360           536             1         26,895
      All foreign bonds                                     4,046            --           116          3,930
      Public utilities                                      1,206             5             7          1,204
      Corporate bonds
        Collateralized mortgage obligations                13,953           273           785         13,441
        All other corporate bonds                          41,500           706           451         41,755
-------------------------------------------------------------------------------------------------------------
   Total available-for-sale fixed maturities             $145,019      $  3,359       $ 1,446       $146,932
-------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                    $  3,525      $  6,958         $  --       $ 10,483
     Banks, trust and insurance companies                  12,005        71,734            --         83,739
     All other common stocks                                9,921        23,783           219         33,485
   Nonredeemable preferred stocks                             845           153             7            991
-------------------------------------------------------------------------------------------------------------
   Total equity securities                               $ 26,296      $102,628       $   226       $128,698
-------------------------------------------------------------------------------------------------------------
Total available-for-sale                                 $171,315      $105,987       $ 1,672       $275,630
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Other long-term investments                              $  9,000      $  3,454       $     6       $ 12,448
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996                                          (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross
                                                        Amortized     Unrealized     Unrealized      Fair
Type of Investment                                       Cost        Appreciation   Depreciation     Value
----------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States
      Government, government agencies and
      authorities
        Collateralized mortgage obligations              $ 27,552      $    340        $   849      $ 27,043
        Mortgage-backed securities                         22,780         1,938              2        24,716
        All others                                          3,351           300             28         3,623
      States, municipalities and political subdivisions   208,332         8,532            786       216,078
      Foreign                                               6,842           199             45         6,996
      Public utilities                                     79,793           381          1,077        79,097
      Corporate bonds
        Collateralized mortgage obligations                97,757         2,963            762        99,958
        All other corporate bonds                         204,731         7,252            953       211,030
-------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                   $651,138      $ 21,905        $ 4,502      $668,541
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Available-for-sale
Fixed Maturities
   Bonds
      United States
      Government, government agencies and
      authorities
        Collateralized mortgage obligations              $ 49,899      $    667        $ 1,320      $ 49,246
        Mortgage-backed securities                             64             5             --            69
        All others                                          6,684            75              5         6,754
      Public utilities                                        206            --             10           196
      Corporate bonds
        Collateralized mortgage obligations                11,848            87            928        11,007
        All other corporate bonds                             616            18              4           630
-------------------------------------------------------------------------------------------------------------
   Total available-for-sale fixed maturities             $ 69,317      $    852        $ 2,267      $ 67,902
-------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                    $  3,525      $  4,973          $  --      $  8,498
     Banks, trust and insurance companies                  12,009        42,618             --        54,627
     All other common stocks                                9,514        18,106            308        27,312
   Nonredeemable preferred stocks                             850            47             20           877
-------------------------------------------------------------------------------------------------------------
   Total equity securities                               $ 25,898      $ 65,744        $   328      $ 91,314
-------------------------------------------------------------------------------------------------------------
Total available-for-sale                                 $ 95,215      $ 66,596        $ 2,595      $159,216
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Other long-term investments                              $  8,395      $  1,612        $    37      $  9,970
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


   The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


-------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997                         Held-to-maturity            Available-for-sale
-------------------------------------------------------------------------------------------------------
                                                Amortized        Fair        Amortized         Fair
                                                  Cost          Value          Cost            Value
-------------------------------------------------------------------------------------------------------
Due in one year or less                           $  7,605      $  7,666      $    205       $    207
Due after one year through five years              123,686       129,540         5,776          5,360
Due after five years through ten years             167,825       176,798        26,356         26,520
Due after ten years                                239,052       250,666        50,417         51,507
Mortgage-backed securities                          19,270        21,095            56             61
Collateralized mortgage obligations                119,922       124,102        62,209         63,277
-------------------------------------------------------------------------------------------------------
                                                  $677,360      $709,867      $145,019       $146,932
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


   Proceeds from sales of available-for-sale investments during 1997, 1996 and 1995 were $27,390,000, $35,251,000, and $1,344,000, respectively. Gross gains of $3,242,000, $3,499,000, and $790,000, respectively, were realized on those sales. Gross losses of $15,000, $342,000 and zero, respectively, were realized on those sales in 1997, 1996 and 1995.

   A summary of realized investment gains (losses) resulting from sales, calls and maturities and net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.


-------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
Years Ended December 31,                                               1997          1996         1995
-------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
   Fixed maturities                                               $   (401)      $  2,966     $    692
   Equity securities                                                  3,011         1,843          791
   Other investments                                                     --         (158)          215
-------------------------------------------------------------------------------------------------------
                                                                   $  2,610      $  4,651     $  1,698
-------------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation
   Available-for-sale fixed maturities,
   equity securities and other long-term investments               $ 42,187      $ 10,149     $ 23,496
   Income taxes                                                    (14,799)       (3,518)      (8,223)
-------------------------------------------------------------------------------------------------------
                                                                   $ 27,388      $  6,631     $ 15,273
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation
(depreciation), fixed maturities                                   $ 18,432     $(16,483)     $ 54,671
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


   The net investment income for the years ended December 31, 1997, 1996 and 1995 is composed of the following.


--------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                        1997         1996          1995
--------------------------------------------------------------------------------
Investment income
   Interest on fixed maturities             $ 56,837     $ 53,459      $ 50,913
   Dividends on equity securities              2,526        2,352         2,276
   Interest on other long-term investments     3,228        1,819         1,075
   Interest on mortgage loans                    226          232           239
   Interest on policy loans                      616          571           530
   Other                                       1,832        1,653         1,734
--------------------------------------------------------------------------------
   Total investment income                  $ 65,265     $ 60,086      $ 56,767
   Less investment expenses                    3,579        3,150         3,164
--------------------------------------------------------------------------------
   Net investment income                    $ 61,686     $ 56,936      $ 53,603
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company estimated the fair value of its financial instruments, based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

   In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Market values for collateralized mortgage obligations were provided by various data vendors. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management's opinion, these values reflect fair value at December 31, 1997 and 1996.

   The estimated fair value of mortgage loans was based on the estimated discounted future cash flows using 6.25% at December 31, 1997 and 6.5% at December 31, 1996.

   The book value of policy loans is considered to be fair value as the interest rate is fixed and in management's opinion the interest rates in the existing portfolio are comparable to current policy loan interest rates.

   For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

   The fair value of the liabilities for annuity products which are in a benefit payment phase, guaranteed investment contracts and structured settlements are based on a discount rate of 6.25% at December 31, 1997 and 6.5% at December 31, 1996. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

   A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 1997 and 1996 is as follows.


------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------------
At December 31,                                                 1997                       1996
------------------------------------------------------------------------------------------------------
                                                         Fair        Carrying     Fair     Carrying
Assets                                                   Value        Value       Value     Value
------------------------------------------------------------------------------------------------------
Investments
   Held-to-maturity fixed maturities                $  709,867     $  677,360    $668,541    $651,138
   Available-for-sale fixed maturities                 146,932        146,932      67,902      67,902
   Equity securities                                   128,698        128,698      91,314      91,314
   Mortgage loans                                        3,126          2,862       3,425       2,959
   Policy loans                                          8,405          8,405       7,591       7,591
   Other long-term investments                          12,448         12,448       9,970       9,970
   Short-term investments                               19,195         19,195      29,330      29,330
Other Assets
   Accrued investment income                            14,159         14,159      12,195      12,195
------------------------------------------------------------------------------------------------------
Liabilities

------------------------------------------------------------------------------------------------------
Policy Reserves
   Annuity (Accumulations)                          $  300,035     $  313,118    $264,136    $273,419
   Annuity (On-Benefits)                                 2,955          2,702       2,469       2,719
   Structured settlements                                  450            702         240         411
   Guaranteed investment contracts                       1,914          1,920       1,638       2,111
------------------------------------------------------------------------------------------------------



NOTE 4.

SHORT-TERM BORROWINGS

   The Company maintains a six-million dollar line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes would be payable at the lender's then prevailing prime rate. During 1997, the Company borrowed $1,000,000 at 8.5% against the line of credit for 4 days. No funds were borrowed during 1996.

NOTE 5.
REINSURANCE

Property and Casualty Operations

   The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Earned premiums ceded were $25,716,000, $27,106,000 and $26,053,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company believes all amounts are collectible with regard to reinsurance receivables. There are no concentrations of credit risk associated with reinsurance.

   The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Assumed premiums earned for the years ended December 31, 1997, 1996 and 1995 were $40,198,000, $38,545,000 and $33,014,000, respectively.

Life Operations

   United Life Insurance Company follows the policy of reinsuring that portion of the risk in excess of $200,000 on the life of any individual. Policy benefit reserves and claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life Insurance Company is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims and is contingently liable for ceded insurance in force of $339,430,000, and $432,836,000 at December 31, 1997 and 1996, respectively. Approximately 61% of ceded life insurance in force has been ceded to two reinsurers. The Company believes all amounts are collectible with regard to reinsurance receivables.

NOTE 6.
LIABILITY FOR PROPERTY AND CASUALTY LOSSES AND SETTLEMENT EXPENSES

  The following table provides an analysis of losses and loss adjustment expenses ("LAE"), including a reconciliation of beginning and ending liability balances for 1997 and 1996.


--------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
At December 31,                                                                    1997         1996
--------------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at beginning of year                          $ 221,207     $198,403
   Less reinsurance receivables                                                     11,331        9,703
--------------------------------------------------------------------------------------------------------
Net liability for losses and LAE at beginning of year                            $ 209,876     $188,700
Provision for losses and LAE for claims occurring in the current year              183,723      186,132
Decrease in estimated losses and LAE for claims occurring in prior years           (33,544)     (29,129)
--------------------------------------------------------------------------------------------------------
                                                                                 $ 360,055     $345,703
--------------------------------------------------------------------------------------------------------
Losses and LAE payments for claims occurring during
   Current year                                                                  $  79,449     $ 79,209
   Prior years                                                                      61,694       56,618
--------------------------------------------------------------------------------------------------------
                                                                                 $ 141,143     $135,827
--------------------------------------------------------------------------------------------------------
Net liability for losses and LAE at end of year                                  $ 218,912     $209,876
  Plus reinsurance receivables                                                      12,856       11,331
--------------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at end of year                                $ 231,768     $221,207
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


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

   In 1997, all lines of business contributed to the $33,544,000 decrease in estimated losses and LAE for claims occurring in prior years. In 1996 as well, the Company experienced favorable loss development. The lines of business contributing to this $29,129,000 redundancy included commercial multiple peril, other liability, personal auto liability and workers' compensation lines.

   The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of property coverage the Company writes, there exists the potential for exposure to environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

NOTE 7.
STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDEND AND RETAINED EARNINGS RESTRICTIONS

   Statutory stockholders' surplus and net income at December 31, 1997, 1996 and 1995 and for the years then ended are as follows.


--------------------------------------------------------------------------------
                                          (Dollars in Thousands)
--------------------------------------------------------------------------------
                                    Statutory          Statutory
                                   Stockholders'      Net Income
                                    Surplus
--------------------------------------------------------------------------------
1997
   Property and casualty            $231,326              $23,627
   Life, accident and health          53,095                2,331
--------------------------------------------------------------------------------
1996
   Property and casualty            $177,263              $ 9,202
   Life, accident and health          49,491                3,812
--------------------------------------------------------------------------------
1995
   Property and casualty            $158,055              $23,213
   Life, accident and health          45,911                2,224
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

   The State of Iowa Insurance Department imposes certain capital requirements on insurance companies on a statutory basis. Under the applicable regulations, the Company is required to maintain minimum capital stock of $2,500,000 and minimum additional paid-in capital and retained earnings in the aggregate amount of $2,500,000. At December 31, 1997, the Company's capital stock was $35,758,000 and total statutory paid-in capital and retained earnings were $195,568,000.

   The amount of dividends that may be paid to stockholders without prior approval by the State of Iowa Insurance Department is limited to the excess of statutory retained earnings over contributed surplus. Contributed surplus as of December 31, 1997, was $8,058,000. Based upon this restriction, the Company could make a maximum of $179,451,000 in dividend distributions to stockholders in 1998. Dividend payments by the insurance subsidiaries to the Company are subject to similar restrictions in the states in which they are domiciled. The Company received no dividends from its subsidiaries in 1997 or 1996.

   In addition, the insurance departments governing the Company and its subsidiaries have imposed risk-based capital ("RBC") requirements. The regulation is based on a model adopted by the NAIC. An RBC formula establishes capital requirements for insurance companies based on an individual company's major areas of risk, including assets, credit, underwriting and off-balance sheet risk. The results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1997 and 1996, the life and property and casualty segments had adjusted capital well in excess of the required capital levels.

NOTE 8.

FEDERAL INCOME TAXES

Federal income tax expense is composed of the following.


--------------------------------------------------------------------------------
                                        (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,         1997                 1996             1995
--------------------------------------------------------------------------------
Current                        $9,009               $ 7,195           $7,015
Deferred                          427               (1,778)            2,232
--------------------------------------------------------------------------------
Total                          $9,436               $ 5,417           $9,247
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


A reconciliation of income tax expense computed at the applicable Federal tax rate of 35% in 1997, 1996 and 1995 to the amount recorded in the Consolidated Financial Statements is as follows.


-------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1997           1996            1995
-------------------------------------------------------------------------------------------------------
Computed expected rate                                         $13,359          $9,489         $13,318
Reduction  for  tax-exempt  municipal  bond  interest income    (4,686)         (4,227)         (4,057)
Reduction of nontaxable dividend income                          (581)           (534)           (520)
Other, net                                                       1,344             689             506
-------------------------------------------------------------------------------------------------------
Federal income taxes, as provided                               $9,436          $5,417         $ 9,247
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

The significant components of the net deferred tax liability at December 31, 1997 and 1996 are as follows.

-------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
At December 31,                                                                 1997            1996
-------------------------------------------------------------------------------------------------------
Deferred tax assets
  Financial statement reserves in excess of income tax reserves               $19,301         $18,344
  Unearned premium adjustment                                                   6,769           6,606
  Postretirement benefits other than pensions                                   1,579           1,279
  Salvage and subrogation                                                         671             646
  Pension                                                                       1,240           1,065
  Other                                                                         2,940           2,758
-------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                      $32,500         $30,698
-------------------------------------------------------------------------------------------------------
Deferred tax liabilities
  Deferred acquisition costs                                                  $18,669         $17,215
  Net unrealized appreciation on investment securities                         37,549          22,750
  Depreciation on assets                                                        1,139           1,198
  Net bond discount accretion and premium amortization                          1,595           1,378
  Other                                                                         1,416             851
-------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                   $60,368         $43,392
-------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                     $27,868         $12,694
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

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


-------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   1997       1996        1995
-------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated obligation at
September 30, 1997, 1996 and 1995
   Vested benefit obligation                                          $(16,635)  $(14,301)   $(10,697)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                     $(17,114)  $(14,713)   $(11,122)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
   Projected benefit obligation                                       $(20,902)  $(18,299)   $(14,307)
Plan assets at fair value at September 30, 1997, 1996 and 1995          16,565     15,045      13,318
-------------------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation at
September 30, 1997, 1996 and 1995                                     $ (4,337)  $ (3,254)   $   (989)
Unrecognized net asset (established January 1, 1987)                       (90)      (137)       (185)
Unrecognized prior service cost                                          1,132      1,229           4
Unrecognized net loss                                                     (858)      (911)     (1,598)
-------------------------------------------------------------------------------------------------------
   Pension liability                                                  $ (4,153)  $ (3,073)   $ (2,768)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Net pension cost includes the following components
   Service cost-benefits earned during the period                     $    805   $    655    $    505
   Interest cost on projected benefit obligations                        1,410      1,051         806
   Actual return on plan assets                                         (2,136)    (1,753)     (2,165)
   Net amortization and deferral                                         1,001        640       1,102
-------------------------------------------------------------------------------------------------------
   Net periodic pension cost                                          $  1,080   $    593    $    248
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


   Effective November 1, 1996, the pension plan was amended and the changes resulted in an increase to the Company's pension liability. The normal retirement benefit was changed from 1.25% of average monthly compensation times years of benefit service to 1.25% of average monthly compensation plus
 .5% of average monthly compensation in excess of the covered compensation limit all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was change from age 59 1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years of service.

   The weighted average discount rate used in determining the actuarial present value of projected benefit obligation was 7.0% at September 30, 1997, 7.5% at September 30, 1996, and 7.0% at September 30, 1995. The rate of increase in future compensation levels was 4.0% at September 30, 1997, 4.5% at September 30, 1996 and 4.0% at September 30, 1995. The expected long-term rate of return on plan assets was 8.0% at September 30, 1997, 1996 and 1995.

   The Company has a profit sharing plan in which employees who meet service requirements are eligible to participate. The amount of the Company's contribution is discretionary and is determined annually but cannot exceed the amount deductible for Federal income tax purposes. The Company's contribution to the plan for the years ended December 31, 1997, 1996 and 1995 was $936,000, $717,000 and $1,561,000, respectively.

   The Company also has an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service and attaining age twenty-one. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1997, 1996 and 1995, the Trustee owned 93,127, 92,806 and 86,712 shares of Company stock, respectively. The Company did not make a contribution to the plan in 1997. In 1996 and 1995, the Company made a contribution to the plan of $142,000 and zero, respectively.

   The following table reconciles the accrued postretirement benefit obligation and amounts recognized in the Consolidated Financial Statements.


---------------------------------------------------------------------
                                                (Dollars in Thousands)
---------------------------------------------------------------------
At December 31,                                   1997        1996
---------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
   Retirees                                     $(1,800)    $(1,831)
   Other fully eligible participants               (737)       (901)
   Other active participants                     (3,510)     (2,899)
---------------------------------------------------------------------
                                                 (6,047)     (5,631)
   Unrecognized prior service cost                  166         206
   Unrecognized actuarial loss                    1,369       1,734
---------------------------------------------------------------------
   Accrued postretirement benefit liability     $(4,512)    $(3,691)
---------------------------------------------------------------------
---------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   1997        1996        1995
--------------------------------------------------------------------------------------------------------
Service cost-benefits attributed to service during the year                $338        $356        $239
Interest cost on accumulated postretirement benefit obligation              421         342         286
Amortization of prior service cost                                           40          40          40
Amortization of actuarial loss                                               58         132          45
--------------------------------------------------------------------------------------------------------
Net postretirement benefit expense                                         $857        $870        $610
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


   The unrecognized prior service cost and actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility.

   For medical claims, a health care cost trend rate of 9.0% was assumed for 1997, decreasing annually to 5.5% in 2003. For dental claims, a health care cost trend rate of 6.5% was assumed for 1997, decreasing annually to 5.0% in 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $1,210,000 and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $173,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% as of December 31, 1997 and 1996, respectively.

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


-------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1997            1996          1995
-------------------------------------------------------------------------------------------------------
Property and casualty insurance
   Net premiums earned                                          $225,822        $215,470      $185,994
   Loss and loss adjustment expenses                             149,536         155,820       118,231
   Underwriting and acquisition expenses                          74,992          73,371        61,091
-------------------------------------------------------------------------------------------------------
   Underwriting income (loss)                                   $  1,294       $(13,721)      $  6,672
   Investment income, net                                         23,007          21,349        21,009
   Realized investment gains and other income                      2,456           5,365         1,174
   Commission and policy fee income                                1,877           1,904         1,863
--------------------------------------------------------------------------------------------------------
      Operating earnings                                        $ 28,634        $ 14,897      $ 30,718
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   Assets                                                       $561,599        $496,808      $453,854
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Life insurance
   Net premiums earned                                          $ 19,231        $ 19,435      $ 21,639
   Investment income, net                                         38,823          35,720        32,609
   Realized investment gains and other income                        220           1,361           524
-------------------------------------------------------------------------------------------------------
      Total revenues                                            $ 58,274        $ 56,516      $ 54,772
   Benefits, underwriting and acquisition expenses                48,740          44,036        47,440
-------------------------------------------------------------------------------------------------------
      Operating earnings                                        $  9,534        $ 12,480      $  7,332
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   Assets                                                       $596,323        $528,027      $483,740
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Premium revenue between segments                                $    114        $    108      $    105
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


Depreciation expense and property and equipment acquisitions for the years ended December 31, 1997, 1996 and 1995, are reflected in the property and casualty insurance segment.

NOTE 11.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following table sets forth selected quarterly financial information of the Company.


--------------------------------------------------------------------------------------------------------
                                                  (Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------------------------------
Quarters                                          First     Second        Third      Fourth       Total
--------------------------------------------------------------------------------------------------------
Fiscal year ended December 31, 1997
   Total revenues                               $75,430    $76,109      $77,977     $81,614    $311,130
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   Net income                                   $ 7,403    $ 5,118      $ 3,591     $12,620    $ 28,732
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   Earnings per common share                    $  0.69    $  0.48      $  0.33     $  1.18    $   2.68
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Fiscal year ended December 31, 1996
   Total revenues                               $74,101    $71,592      $76,316     $78,265    $300,274
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   Net income                                   $ 8,755    $ 5,161      $ 1,299     $ 6,745    $ 21,960
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   Earnings per common share                    $  0.81    $  0.48      $  0.12     $  0.63    $   2.04
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


NOTE 12.
EARNINGS AND DIVIDENDS PER COMMON SHARE

   The Company declared a three for two stock split in the form of a 50% stock dividend to stockholders of record as of December 18, 1995. Cash dividends per common share of $.63 and $.60 were declared in 1997 and 1996, respectively. Earnings per common share, weighted average common shares outstanding and cash dividends declared per common share have been retroactively restated for all periods presented.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF UNITED FIRE & CASUALTY COMPANY:

   We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data (Schedule III --Supplementary insurance information, Schedule IV--Reinsurance, and Schedule VI--Supplemental information concerning property and casualty insurance operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Chicago, Illinois
February 19, 1998

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules


III -- Supplementary insurance information                                               36

IV -- Reinsurance                                                                        37

VI --  Supplemental  information  concerning  property and  casualty  insurance          38
operations


All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

 SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Future
                                                    Policy
                                                   Benefits,
                                  Deferred          Losses,
                                   Policy           Claims                              Earned            Realized         Net
                                 Acquisition       and Loss           Unearned          Premium          Investment    Investment
                                    Costs          Expenses           Premiums          Revenue            Gains         Income
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997
Property and casualty              $18,235          $231,768          $100,769          $225,822          $2,456            $22,863
Life, accident and health           41,980           482,437             7,527            19,117             220             38,823
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $60,215          $714,205          $108,296          $244,939          $2,676            $61,686
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                   Benefits,      Amortization
                                    Claims,       of Deferred         Other         Interest on
                                  Losses and        Policy            Under-         Policy-
                                  Settlement      Acquisition        writing         holders'           Premiums
                                   Expenses          Costs           Expenses        Accounts           Written
-------------------------------------------------------------------------------------------------------------------
December 31, 1997
Property and casualty              $149,536          $43,060          $31,758          $    --          $226,915
Life, accident and health            14,679            9,320            2,099           22,510            21,841(1)
-------------------------------------------------------------------------------------------------------------------
Total                              $164,215          $52,380          $33,857          $22,510          $248,756
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) Accident and health insurance premiums written.


-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Future
                                                    Policy
                                                   Benefits,
                                  Deferred          Losses,
                                   Policy           Claims                              Earned             Realized           Net
                                 Acquisition       and Loss           Unearned          Premium            Investment     Investment
                                    Costs          Expenses           Premiums          Revenue            Gains            Income
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996
Property and casualty              $18,376          $221,207          $ 99,840          $215,470          $5,365          $21,216
Life, accident and health           37,707           431,582             5,168            19,327           1,361           35,720
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $56,083          $652,789          $105,008          $234,797          $6,726          $56,936
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                   Benefits,      Amortization
                                    Claims,       of Deferred
                                  Losses and        Policy            Under-         Policy-
                                  Settlement      Acquisition        writing         holders'           Premiums
                                   Expenses          Costs           Expenses        Accounts           Written
-------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996
Property and casualty              $155,820          $43,912          $29,249          $  --            $221,934
Life, accident and health            14,290            4,452            4,473           20,701            20,305(1)
-------------------------------------------------------------------------------------------------------------------
Total                              $170,110          $48,364          $33,722          $20,701          $242,239
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) Accident and health insurance premiums written.



-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Future
                                                    Policy
                                                   Benefits,
                                  Deferred          Losses,
                                   Policy           Claims                              Earned             Realized           Net
                                 Acquisition       and Loss           Unearned          Premium            Investment     Investment
                                    Costs          Expenses           Premiums          Revenue            Gains            Income
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1995
Property and casualty              $19,266          $203,702          $92,798          $185,994          $1,174          $20,994
Life, accident and health           33,404           393,603            4,014            21,534             524           32,609
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $52,670          $597,305          $96,812          $207,528          $1,698          $53,603
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                   Benefits,      Amortization
                                    Claims,       of Deferred
                                  Losses and        Policy            Under-         Policy-
                                  Settlement      Acquisition        writing         holders'           Premiums
                                   Expenses          Costs           Expenses        Accounts           Written
-------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1995
Property and casualty              $118,231          $39,208          $21,775          $  --            $197,546
Life, accident and health            15,012            5,349            6,437           20,528            22,072(1)
-------------------------------------------------------------------------------------------------------------------
Total                              $133,243          $44,557          $28,212          $20,528          $219,618
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) Accident and health insurance premiums written.

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1997 financial statement presentation.

SCHEDULE IV.  REINSURANCE


---------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
---------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                        Gross     Ceded to     Assumed        Net       of Amount
                                       Amount       Other    From Other     Amount     Assumed to
                                       Earned     Companies   Companies     Earned     Net Earned
---------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

Life insurance in force               $3,403,207    $339,430      $   --    $3,063,777        0.0%

Premiums:
Property and casualty                 $  211,340    $ 25,716    $ 40,198    $  225,822      17.80%
Life insurance                            17,399         950          --        16,449       0.00%
Accident and health insurance              2,963         181          --         2,668       0.00%
---------------------------------------------------------------------------------------------------
Total                                 $  231,702    $ 26,847    $ 40,198    $  244,939      16.40%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Year Ended December 31, 1996

Life insurance in force               $3,230,213    $432,836      $   --    $2,797,377        0.0%

Premiums:
Property and casualty                 $  204,031    $ 27,106    $ 38,545    $  215,470      17.89%
Life insurance                            18,338       1,059          --        17,279       0.00%
Accident and health insurance              2,237         189          --         2,048       0.00%
---------------------------------------------------------------------------------------------------
Total                                 $  224,606    $ 28,354    $ 38,545    $  234,797      16.42%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Year Ended December 31, 1995

Life insurance in force               $3,133,052    $455,422      $   --    $2,677,630        0.0%

Premiums:
Property and casualty                 $  179,033    $ 26,053    $ 33,014    $  185,994      17.75%
Life insurance                            20,881       1,066          --        19,815       0.00%
Accident and health insurance              1,915         196          --         1,719       0.00%
---------------------------------------------------------------------------------------------------
Total                                 $  201,829    $ 27,315    $ 33,014    $  207,528      15.91%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1997 financial statement presentation.

             SCHEDULE VI.   SUPPLEMENTAL INFORMATION CONCERNING
                 PROPERTY AND CASUALTY INSURANCE OPERATIONS


----------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                  Reserves
                                                 for Unpaid
Affiliation with Registrant:       Deferred       claims and
Company and                         Policy          Claim                                                Realized           Net
consolidated property and         Acquisition     Adjustment         Unearned           Earned          Investment      Investment
casualty subsidiaries               Costs          Expenses          Premiums          Premiums           Gains           Income
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997                  $18,235          $231,768          $100,769          $225,822          $2,456          $22,863
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996                  $18,376          $221,207          $ 99,840          $215,470          $5,365          $21,216
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1995                  $19,266          $198,403          $ 96,812          $185,994          $1,174          $20,994
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                       Claims and Claim
Affiliation with Registrant           Adjustment Expenses
Company and                           Incurred Related to             Amortization
                                   -------------------------          of Deferred         Paid Claims
consolidated property and           (1)                (2)              Policy            and Claim
casualty subsidiaries              Current             Prior          Acquisition         Adjustment         Premiums
                                    Year               Years             Costs            Expenses           Written
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997                  $183,723          $(33,544)          $43,060            $141,143          $226,915
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996                  $186,132          $(29,129)          $43,912            $135,827          $221,934
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1995                  $138,109          $(19,877)          $41,814            $110,185          $197,546
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1997 financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors of the Company:


Name (Age)                       Present Position, Name and Principal Business of Director
----------                       -----------------------------------------------------------------------------
Scott McIntyre Jr.(64)           Chairman of the Board, United Fire & Casualty Company
Robert J. Bevenour (69)          Retired
James T. Brophy (70)             Private investor
Christopher R. Drahozal (36)     Associate Professor of Law, University of Kansas School of Law
Jack B. Evans (49)               President, Hall-Perrine Foundation and Vice Chairman of the Board, United Fire
                                 & Casualty Company

Roy L. Ewen (75)                 Retired
Casey D. Mahon (46)              Attorney at law; Adjunct Professor of Law, University of Iowa
Leonard J. Marshall (68)         Retired
Thomas K. Marshall (64)          Retired
Byron G. Riley (67)              Attorney, Firm of Bradley & Riley, P.C.


Executive Officers of the Company:


Name (Age)                       Office Held (Tenure in Years)
----------                       -----------------------------------------------------------------------------

Scott McIntyre Jr. (64)          Chairman of the Board, General Manager (31) and Director (41)
John A. Rife (55)                President of the Company since May, 1997, President of United Life Insurance
                                 Company (13), employed by the Company for the past 21 years
Kent G. Baker (54)               Vice President and Chief Financial Officer (13)
John R. Cruise (56)              Vice President, Reinsurance (11)
E. Dean Fick (53)                Vice President, Claims (6), employed by Grinnell Mutual Reinsurance Company
                                 24 years prior, serving as Senior Vice President, Claims (1987-1991)
Shona Frese (53)                 Corporate Secretary, employed by the Company for the past 31 years
David L. Hellen (45)             Vice President, Denver Branch Office (10)
Wilburn J. Hollis (57)           Vice President, Human Resources (1), Director of Human Resources at Norwest
                                 Financial in Des Moines, Iowa from 1989 to 1996.
E. Addison Hulit (58)            Vice President, Lombard Branch Office (2), employed by the Company for the past 5 years, employed by Transamerica Insurance from 1991 to 1993; and
                                 Traveler's Insurance for the 21 years prior
Robert B. Kenward (55)           Vice President, Information Services (5), employed by the Company for the past
                                 19 years
Kevin L. Kubik (43)              Vice President and Chief Investment Officer since June, 1997, employed by Van Kampen American Capital Investment Advisory Inc. from 1989 to 1997;
                                 AEGON/USA Investment Management from 1986 to 1989 and Modern
                                 Woodmen of American from 1977 to 1986.
David A. Lange (40)              Corporate Secretary, Fidelity and Surety claim manager since 1987, employed by Allied Group Insurance Co. from 1985 to 1987, Iowa National Mutual from
                                 April, 1985 to October, 1985, employed by the company from 1981 to 1985
Gerald D. Seidl (64)             General Counsel (29)
Richard B. Swain (40)            Vice President, Lincoln Branch Office (1), employed by the Company for the past 4 years, employed by the Allied Group for the 14 years prior
Galen E. Underwood (57)          Treasurer (19)
Stanley A. Wiebold (53)          Vice President, Underwriting (12)

Directors of Subsidiary Companies:


United Life Insurance Company       Addison Insurance Company          Insurance Brokers & Managers, Inc.
C. Richard Ekstrand                 James T. Brophy                    Kent G. Baker
Scott McIntyre Jr.                  E. Addison Hulit                   Carlyn K. Lewis
John A. Rife                        Scott McIntyre Jr.                 Scott McIntyre Jr.
Byron G. Riley                      Linda J. Pearson                   John A. Rife
Gerald D. Seidl                     John A. Rife                       Gerald D. Seidl


Lafayette Insurance Company         Crabtree Premium Finance Company
Carlyn K. Lewis                     E. Addison Hulit
Scott McIntyre Jr.                  Scott McIntyre Jr.
John A. Rife                        John A. Rife
Gerald D. Seidl
Leo F. Wegmann Jr.

Officers of the Company:
United Fire & Casualty Company


Chairman               Secretaries
Scott McIntyre Jr.     Shona Frese
                       David A. Lange
President
John A. Rife           Assistant Secretaries
                       Lucretia L. Canning
General Counsel        Donna M. Fugate
Gerald D. Seidl
                       Treasurer
Vice Presidents        Galen E. Underwood
Kent G. Baker
John R. Cruise         Assistant Vice Presidents
E. Dean Fick           John T. Anderson Jr.
David L. Hellen        Jeffrey A. Chapin
Wilburn J. Hollis      Robert J. DeCamp
E. Addison Hulit       Dayton E. Roberts
Robert B. Kenward      Allen R. Sorensen
Kevin L. Kubik
Richard B. Swain
Stanley A. Wiebold

Officers of Subsidiary Companies:

United Life Insurance Company              Lafayette Insurance Company       Addison Insurance Company
Chairman                                   Chairman                          Chairman
Scott McIntyre Jr.                         Scott McIntyre Jr.                Scott McIntyre Jr.

President                                  President                         President
John A. Rife                               Carlyn K. Lewis                   E. Addison Hulit

Vice Presidents                            Secretary                         Vice Presidents
Ronald D. Brandt                           Leo F. Wegmann Jr.                Robert A. Andretich
Rickey L. Pettyjohn                                                          Russell P. Shulfer
                                           Treasurer
Secretary                                  Kent G. Baker                     Secretary
Jean N. Newlin Schnake                                                       Linda J. Pearson

Executive Vice President and Treasurer                                       Treasurer
Samuel E. Hague                                                              Kent G. Baker




Crabtree Premium Finance Company       Insurance Brokers & Managers, Inc.
Chairman and President                 Chairman
Scott McIntyre Jr.                     Scott McIntyre Jr.

Vice President                         President
Theresa J. McArthur                    Carlyn K. Lewis

Secretary                              Secretary
Christine Prete                        Betty S. Castro

Treasurer                              Treasurer
Kent G. Baker                          Kent G. Baker



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

    Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to the Company's pension plan for the named individuals. The pension plan is a noncontributory plan which is integrated with social security. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. In 1995 through October, 1996, the normal retirement pension payable under the plan was based on the employee's highest average monthly earnings for five
(5) consecutive years of employment, and provided a benefit of 1.25% of average annual wages times years of service with a maximum of 32 years. Effective November 1, 1996, the pension plan was amended. The normal retirement benefit was changed from 1.25% of average monthly compensation times years of benefit service to 1.25% of average monthly compensation plus
 .5% of average monthly compensation in excess of the covered compensation limit all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 59 1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years of service.

    The pension plan owned 101,030 shares of the Company common stock as of December 31, 1997, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

    In 1983, the Company adopted the United Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and have met hourly requirements with the Company. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1997, 1996 and 1995, the Trustee owned 93,127, 92,806 and 86,712 shares of Company common stock, respectively. The Company did not make a contribution to the plan in 1997. In 1996 and 1995, the Company made a contribution to the plan of $142,000 and zero, respectively.

    The following table summarizes the compensation of the Company's Chairman and the four most highly compensated executive officers for the last three years.

                             SUMMARY COMPENSATION TABLE (1)
                                   Annual Compensation


-------------------------------------------------------------------------------------------------------
Name                Principal Position                           Year       Salary           Bonus
-------------------------------------------------------------------------------------------------------
Scott McIntyre Jr.  Chairman                                     1997       290,000 (2)             (3)
Scott McIntyre Jr.  Chairman, President, CEO                     1996       270,000 (2)      54,000 (3)
Scott McIntyre Jr.  Chairman, CEO                                1995       250,000 (2)      75,000 (3)
-------------------------------------------------------------------------------------------------------
John A. Rife        President, United Fire & Casualty            1997       166,667 (4)             (4)
                    Company
John A. Rife        President, United Life Insurance Company     1996       145,000 (4)      21,750 (4)
John A. Rife        President, United Life Insurance Company     1995       135,000 (4)      13,500 (4)
-------------------------------------------------------------------------------------------------------
E. Dean Fick        Vice President, Claims                       1997       131,250                 (7)
E. Dean Fick        Vice President, Claims                       1996       120,000           9,000 (5)
E. Dean Fick        Vice President, Claims                       1995       109,500          17,520 (5)
-------------------------------------------------------------------------------------------------------
E. Addison Hulit    Vice President                               1997       105,000                 (7)
E. Addison Hulit    Vice President                               1996        87,333          16,300 (6)
E. Addison Hulit    Vice President                               1995        76,500           9,180 (5)
-------------------------------------------------------------------------------------------------------
Kent G. Baker       Vice President and Chief Financial           1997        95,000                 (7)
                    Officer
Kent G. Baker       Vice President and Chief Financial           1996        90,000           6,750 (5)
                    Officer
Kent G. Baker       Vice President and Chief Financial           1995        85,000          13,600 (5)
                    Officer
-------------------------------------------------------------------------------------------------------

Footnotes to summary compensation table:

(1) Pursuant to SEC rules, the column "Other Annual Compensation" was omitted because, in all cases, the amounts were less than the minimum required to be reported.

(2) Fixed by Compensation Committee in February of each year. Present salary was fixed at February, 1998 meeting.

(3) Bonus, if any, determined at the regular meeting of the Directors in February of each year based on prior year performance. Current bonus will be paid on or about April 1, 1998.

(4) Determined by Chairman. Salary is determined in December of each year and will be reviewed annually in December. Current bonus will be paid on or about April 1, 1998.

(5) Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.

(6) One-time promotion bonus.

(7) Calculated and paid on or about April 1, 1998.



                              PENSION PLAN TABLE


-------------------------------------------------------------------------------
                                       Years of Service
-------------------------------------------------------------------------------
Salary                     15          20          25          30         35
-------------------------------------------------------------------------------
100,000                  24,052      32,069      40,086       48,103     56,121
131,250                  32,255      43,006      53,758       64,510     75,261
150,000                  37,177      49,669      61,961       74,353     86,746
160,000                  39,802      53,069      68,336       79,603     92,871
--------------------------------------------------------------------------------

   The pension plan provides a benefit of 1.25% of average annual wages, plus .5% of average annual wages in excess of covered compensation, all times years of service (maximum 35 years). Wages are limited to $160,000 for pension plan purposes by the IRS.

   Pension figures for Scott McIntyre, Jr., Chairman and John A. Rife, President are based on $160,000 annual salary. Bonuses paid to officers are not included in pensionable wages.

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

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and S&P Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1992 and reinvestment of dividends.

                        TOTAL SHAREHOLDER RETURNS

[PERFORMANCE GRAPH APPEARS HERE]

                                                               INDEXED RETURNS
                                                                YEARS ENDING

Company/Index                            Dec92       Dec93      Dec94       Dec95      Dec96       Dec97
UNITED FIRE & CAS CO                       100      100.15     109.58      170.68     218.71      279.27
S&P Property-Casualty Insurance            100       98.23     103.04      139.51     169.53      246.60
S&P 500 Index                              100      110.08     111.53      153.45     188.68      251.63


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a) Security ownership of certain beneficial owners.

   The following table sets forth information as of March 2, 1998, with respect to ownership of the Company's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.


-----------------------------------------------------------------------------------------------------
                                                                                   Amount
                                                                                and Nature   Percent
                                                                              of Beneficial     of
Name of Beneficial Owner                      Address of Beneficial Owner        Ownership   Class(1)
-----------------------------------------------------------------------------------------------------
Scott McIntyre, Jr. (1)                       Cedar Rapids, Iowa                  1,547,118   14.44%
Mildred R. McIntyre (1)                       Cedar Rapids, Iowa                  1,167,746   10.90%
General Accident  Corporation of America      Philadelphia, Pennsylvania          2,650,680   24.75%
Susan M. Carlton (1)                          Orchard Park, New York                366,051    3.42%
Margaret Pless (1)                            Durham, North Carolina                330,120    3.08%
-----------------------------------------------------------------------------------------------------

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

 (b)  Security ownership of management.

      The following table sets forth information as of March 2, 1998, with respect to ownership of the Company's $3.33 1/3 par value common stock by management. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.


--------------------------------------------------------------------------------
                                                                      Percent
                                          Amount and Nature              of
Name of Beneficial Owner               of Beneficial Ownership       Class (1)
--------------------------------------------------------------------------------
Scott McIntyre, Jr. (1)                       1,547,118               14.44%
Roy L. Ewen                                      79,601                0.74%
Robert J. Bevenour                                3,500                0.03%
Byron G. Riley, Jr                                2,906                0.03%
James T. Brophy                                  11,500                0.11%
Thomas K. Marshall                                2,202                0.02%
Leonard J. Marshall                               1,000                0.01%
Casey D. Mahon                                    2,000                0.02%
Jack B. Evans                                     4,134                0.04%
Christopher R. Drahozal                         106,579                1.00%
30 officers and directors as a group          1,773,890               16.56%
--------------------------------------------------------------------------------


    (1) Included in the number of shares owned by Scott McIntyre Jr., are 121,500 shares held in the name of J. Scott McIntyre, Trustee of the Mildred Reynolds McIntyre Trust, 225,000 shares held in the name of Scott McIntyre Jr., or successor, Dee Ann McIntyre Trust, 25,312 shares held in the name of Scott McIntyre Jr., Irrevocable Trust and 9,200 shares held by the McIntyre Foundation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None

                                     PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                   Page
                                                                                   ----
(a) 1. and 2.   Financial Statements and Supplementary Data                         17

(a) 3.          Exhibits

                3     (i) Articles of Incorporation of United Fire & Casualty
                      Company, incorporated by reference from Registrant's
                      Form S-8 Registration Statement, filed with the
                      Commission on December 19, 1997.

                3 (ii) By Laws of United Fire & Casualty Company, as amended, incorporated by reference from the Registrant's form S-8 Registration Statement, filed with the Commission on December 19, 1997.

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

                         UNITED FIRE & CASUALTY COMPANY

              By /s/ John A. Rife
                 -----------------------------------------------------------
                  John A. Rife, President

              Date   3/26/98
                  ----------------------------------------------------------

              By /s/ Kent G. Baker
                ------------------------------------------------------------
                Kent G. Baker, Vice-President, Principal Accounting Officer and
                 Chief Financial Officer

              Date   3/26/98
                  -----------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By   /s/ Scott McIntyre                         By   /s/ Roy L. Ewen
     -----------------------------------------       ------------------------
     Scott McIntyre Jr., Chairman and Director       Roy L. Ewen, Director


Date          3/26/98                           Date         3/26/98
     -----------------------------------------       ------------------------


By   /s/ James T. Brophy                        By   /s/ Casey D. Mahon
     -----------------------------------------       ------------------------
     James T. Brophy, Director                       Casey D. Mahon, Director


Date          3/26/98                           Date         3/26/98
     -----------------------------------------       ------------------------


By   /s/ Robert J. Bevenour                     By   /s/ Leonard J. Marshall
     -----------------------------------------       ------------------------
     Robert J. Bevenour, Director                    Leonard J. Marshall,
                                                     Director


Date            3/26/98                         Date          3/26/98
     -----------------------------------------       ------------------------


By   /s/ Christopher R. Drahozal                By   /s/ Thomas K. Marshall
     -----------------------------------------       ------------------------
     Christopher R. Drahozal, Director               Thomas K. Marshall,
                                                     Director


Date            3/26/98                         Date          3/26/98
     -----------------------------------------       ------------------------


By   /s/ Jack B. Evans                          By   /s/ Byron G. Riley
     -----------------------------------------       ------------------------
     Jack B. Evans, Vice Chairman and Director       Byron G. Riley, Director


Date             3/26/98                        Date          3/26/98
     -----------------------------------------       ------------------------

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(1) Four copies of the annual stockholders report for the year ended December 31, 1997 will be furnished to the Securities Exchange Commission by April 1, 1998.

(2) Proxy statements will be furnished to security holders subsequent to the filing of the 10-K. Four copies of the proxy statement will be furnished to the Securities Exchange Commission when they are mailed to security holders.