Form 10-Q
period 1998-03-31
UNITED FIRE & CASUALTY CO
filed 1998-05-14
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998




Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        IOWA                                           42-0644327
------------------------                    ---------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)


118 SECOND AVENUE, S.E.
CEDAR RAPIDS, IOWA                                        52407
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


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


As of May 5, 1998, 10,706,247 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES



TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Report of Independent Public Accountants                     1

Consolidated Balance Sheets as of March 31, 1998             2
(unaudited) and December 31, 1997

Unaudited Consolidated Statements of Operations -
Three-Month Periods
Ended March 31, 1998 and 1997                               3

Unaudited Consolidated Statements of Cash Flows -
Three-Month Periods
Ended March 31, 1998 and 1997                                4

Notes to Unaudited Consolidated Financial Statements         5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8



PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   11

SIGNATURES                                                  11


PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 1998, and the related consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1997, and, in our report dated February 19, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                      Arthur Andersen LLP


Chicago, Illinois
May 5, 1998

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997



--------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
   ASSETS                                                                         1998          1997
                                                                                UNAUDITED        Audited
--------------------------------------------------------------------------------------------------------
   INVESTMENTS
     Fixed maturities
       Held-to-maturity, at amortized cost (market
       value $687,249 in 1998 and $709,867 in 1997)                           $  654,674     $  677,360
       Available-for-sale, at market (cost $198,394
       in 1998 and $145,019 in 1997)                                             199,997        146,932
     Equity securities (cost $25,951 in 1998 and $26,296 in 1997)                128,796        128,698
     Mortgage loans                                                                2,839          2,862
     Policy loans                                                                  8,368          8,405
     Other long-term investments, at market (cost $10,018 in 1998
     and $9,000 in 1997)                                                          14,017         12,448
     Short-term investments                                                       13,841         19,195
--------------------------------------------------------------------------------------------------------
                                                                              $1,022,532     $  995,900

   CASH AND CASH EQUIVALENTS                                                       8,989          2,378
   ACCRUED INVESTMENT INCOME                                                      14,177         14,159
   ACCOUNTS RECEIVABLE                                                            46,283         44,060
   DEFERRED POLICY ACQUISITION COSTS                                              64,347         60,215
   PROPERTY AND EQUIPMENT                                                         13,859         14,443
   REINSURANCE RECEIVABLES                                                        14,730         14,430
   PREPAID REINSURANCE PREMIUMS                                                    3,934          4,064
   INTANGIBLES                                                                     1,019          1,082
   OTHER ASSETS                                                                    4,852          7,191
--------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                               $1,194,722     $1,157,922
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
     Future policy benefits and losses, claims and settlement expenses
       Property and casualty insurance                                        $  240,503     $  231,768
       Life insurance                                                            508,373        482,437
     Unearned premiums                                                           110,523        108,296
     Accrued expenses and other liabilities                                       11,704         18,373
     Employee benefit obligations                                                  9,150          8,665
     Income taxes payable                                                          1,337          3,307
     Deferred income taxes                                                        29,093         27,868
--------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                          $  910,683     $  880,714
--------------------------------------------------------------------------------------------------------
   STOCKHOLDERS' EQUITY
     Common stock                                                             $   35,697     $   35,758
     Additional paid-in capital                                                    8,623          9,331
     Retained earnings                                                           169,074        161,906
     Net unrealized appreciation, net of applicable income taxes of
     $37,753 in 1998 and $37,549 in 1997                                          70,694         70,213
     Less: treasury stock                                                             49           -
--------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                 $  284,039     $  277,208
--------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,194,722     $1,157,922
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

--------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands Except Per
                                                            Share Data and Number of Shares)
--------------------------------------------------------------------------------------------
                                                                   1998          1997
--------------------------------------------------------------------------------------------
          Revenues
            Net premiums earned                                $   59,336   $    59,256
            Investment income, net                                 16,226        15,037
            Realized investment gains and other                     4,203           696
            Commission and policy fee income                          464           441
--------------------------------------------------------------------------------------------
                                                                   80,229        75,430
--------------------------------------------------------------------------------------------
          Benefits, Losses and Expenses
            Losses and settlement expenses                         41,106        36,965
            Increase in liability for future policy                 1,373         1,263
            Amortization of deferred policy                        10,929        11,723
            Other underwriting expenses                             8,756         9,807
            Interest on policyholders' accounts                     6,187         5,499
--------------------------------------------------------------------------------------------
                                                                   68,351        65,257
--------------------------------------------------------------------------------------------
            Income before income taxes                             11,878        10,173
            Federal income taxes                                    2,996         2,770
--------------------------------------------------------------------------------------------
            Net Income                                         $    8,882   $     7,403
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

          Earnings per common share                            $     0.83   $      0.69
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
          Weighted average common shares outstanding           10,720,430    10,727,712
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
          Cash dividends declared per common share             $     0.16   $      0.15
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.


UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

--------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
--------------------------------------------------------------------------------------------
                                                                       1998           1997
--------------------------------------------------------------------------------------------
         Cash Flows From Operating Activities
          Net income                                                $  8,882      $   7,403
 --------------------------------------------------------------------------------------------
          Adjustments to reconcile net income to net cash provided
          operating activities
            Net bond discount accretion                                  (45)            (1)
            Depreciation and amortization                                805            712
            Realized investment gains                                 (4,203)          (696)
            Changes in:
               Accrued investment income                                 (18)          (455)
               Accounts receivable                                    (2,223)        (2,664)
               Deferred policy acquisition costs                      (4,132)        (1,742)
               Reinsurance receivables                                  (300)          (525)
               Prepaid reinsurance premiums                              130            (44)
               Income taxes receivable                                   -            2,353
               Other assets                                            2,339            595
               Future policy benefits and losses, claims and
                   settlement expenses                                10,341          3,079
               Unearned premiums                                       2,227          2,371
               Accrued expenses and other liabilities                 (4,953)        (1,398)
               Employee benefit obligations                              485            365
               Income taxes payable                                   (1,970)           -
               Deferred income taxes                                     968            416
               Other, net                                               (194)           -
--------------------------------------------------------------------------------------------
            Total adjustments                                      $   (743)     $   2,366
 --------------------------------------------------------------------------------------------
            Net cash provided by operating activities               $  8,139      $   9,769
 --------------------------------------------------------------------------------------------
          Cash Flows From Investing Activities
            Proceeds from sale of available-for-sale investments    $  6,612      $     617
            Proceeds from call and maturity of held-to-maturity       29,577         10,101
            Proceeds from call and maturity of available-for-sale      8,540          1,797
            Proceeds from sale of other investments                   15,218         22,983
            Purchase of investments held-to-maturity                  (6,848)       (25,566)
            Purchase of investments available-for-sale               (64,112)        (8,491)
            Purchase of other investments                            (10,439)        (9,695)
            Proceeds from sale of property and equipment                  16            -
            Purchase of property and equipment                          (175)          (317)
 --------------------------------------------------------------------------------------------
            Net cash used in investing activities                   $(21,611)     $  (8,571)
 --------------------------------------------------------------------------------------------
          Cash Flows From Financing Activities
            Policyholders' account balances
               Deposits to investment and universal life type       $ 44,028      $  26,930
               Withdrawals from investment and universal life type   (19,698)       (19,130)
            Purchase and retirement of common stock                     (768)           -
            Payment of cash dividends                                 (3,430)        (3,218)
            Purchase of common stock                                     (49)           -
 --------------------------------------------------------------------------------------------
            Net cash provided by financing activities               $ 20,083      $   4,582
 --------------------------------------------------------------------------------------------
          Net Increase in Cash and Cash Equivalents                 $  6,611      $   5,780
          Cash and Cash Equivalents at Beginning of Year               2,378         14,389
 --------------------------------------------------------------------------------------------
          Cash and Cash Equivalents at End of Period                $  8,989      $  20,169
 --------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.

     In the opinion of the management of United Fire & Casualty Company and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.


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

     Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at March 31, 1998.


NOTE 3.

     For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the three month periods ended March 31, 1998 and 1997 were $4,000,000 and zero, respectively. There were no significant payments of interest through March 31, 1998 and 1997, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.

          A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of March 31, 1998 is as follows.

-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
  MARCH 31, 1998                                                                     Gross          Gross
                                                                   Amortized      Unrealized     Unrealized       Fair
  TYPE OF INVESTMENT                                                 Cost        Appreciation   Depreciation     Value
-------------------------------------------------------------------------------------------------------------------------
  HELD-TO-MATURITY
  Fixed Maturities
     Bonds
        United States Government,
        government agencies and authorities
          Collateralized mortgage obligations                      $ 26,896         $    536      $    33      $ 27,399
          Mortgage-backed securities                                 18,173            1,699          -          19,872
          All others                                                  3,391              344            3         3,732
        States, municipalities and political subdivisions           225,882           13,761          114       239,529
        Foreign                                                       6,724              393          -           7,117
        Public utilities                                             73,506            1,713           48        75,171
        Corporate bonds
          Collateralized mortgage obligations                        92,174            4,263          362        96,075
          All other corporate bonds                                 207,928           10,694          268       218,354
-------------------------------------------------------------------------------------------------------------------------
  Total held-to-maturity                                           $654,674         $ 33,403      $   828      $687,249
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
  AVAILABLE-FOR-SALE
  Fixed Maturities
     Bonds
        United States Government,
        government agencies and authorities
          Collateralized mortgage obligations                      $ 47,778         $  1,666      $    78      $ 49,366
          Mortgage-backed securities                                     51                5          -              56
          All others                                                  7,656              151          -           7,807
        States, municipalities & political subdivisions              31,663              578           88        32,153
        Foreign                                                       6,144               26           92         6,078
        Public utilities                                              6,220               32           28         6,224
        Corporate bonds
          Collateralized mortgage obligations                        13,961              306          768        13,499
          All other corporate bonds                                  84,921              581          688        84,814
-------------------------------------------------------------------------------------------------------------------------
  Total available-for-sale fixed maturities                        $198,394         $  3,345      $ 1,742      $199,997
-------------------------------------------------------------------------------------------------------------------------
  Equity securities
     Common stocks
       Public utilities                                            $  3,525         $  7,892      $   -        $ 11,417
       Banks, trust and insurance companies                          11,660           69,807          -          81,467
       All other common stocks                                        9,921           25,128          146        34,903
     Nonredeemable preferred stocks                                     845              174           10         1,009
-------------------------------------------------------------------------------------------------------------------------
  Total equity securities                                          $ 25,951         $103,001      $   156      $128,796
-------------------------------------------------------------------------------------------------------------------------
  Total available-for-sale                                         $224,345         $106,346      $ 1,898      $328,793
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
  Other long-term investments                                      $ 10,018         $  4,008      $     9      $ 14,017
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                                                          6

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at March 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


-----------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------
  MARCH 31, 1998                                 Held-to-maturity            Available-for-sale
-----------------------------------------------------------------------------------------------------
                                              Amortized          Fair      Amortized          Fair
                                                 Cost           Value         Cost           Value
-----------------------------------------------------------------------------------------------------
  Due in one year or less                      $  7,163        $  7,237     $    257        $    258
  Due after one year through five years         132,397         138,728       12,144          11,979
  Due after five years through ten              152,468         161,079       56,517          56,393
  Due after ten years                           225,403         236,859       67,686          68,446
  Mortgage-backed securities                     18,173          19,872           51              56
  Collateralized mortgage obligations           119,070         123,474       61,739          62,865
-----------------------------------------------------------------------------------------------------
                                               $654,674        $687,249     $198,394        $199,997
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

NOTE 5.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December, 1997. This standard supersedes APB Opinion No. 15 "Earnings Per Share" and simplifies the standards for computing and presenting earning per share ("EPS"). Under the new standard, the presentation of primary EPS has been replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options. The Company does not currently issue stock options or other stock-based awards, and therefore, basic and diluted EPS are equal.

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129, adopted by the Company effective December 31, 1997, contains disclosure requirements including liquidation preferences of preferred stock, rights and privileges of outstanding equity securities and the redemption amounts for all issues of capital stocks that are redeemable. As the Company does not issue these types of securities, SFAS No. 129 does not have a material effect on the Company's Consolidated Financial Statements.

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", governing the reporting and presentation of comprehensive income and its components which includes traditional net income and items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available-for-sale. In accordance with the interim reporting guidelines of SFAS No. 130, comprehensive income was $9,363,000 for the quarter ended March 31, 1998 and $8,145,000 for the quarter ended March 31, 1997.

UNITED FIRE & CASUALTY COMPANY
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for annual periods beginning after December 15, 1997 for the initial year of adoption and interim periods thereafter. The impact of adopting SFAS No. 131 will require additional disclosure in the Consolidated Financial Statements and is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ASSETS


     At the end of the first quarter of 1998, the Company's assets were $1,194,722,000, an increase of $36,800,000 over December 31, 1997. The fixed income portfolio, comprised primarily of long-term, high-quality securities, generated a majority of the growth. During the second half of 1997 and continuing into 1998, the Company's strategy has been to classify all of its fixed income security purchases as available-for-sale. The percentage of this category to the total fixed income security portfolio was 23% at March 31, 1998, compared to 18% at December 31, 1997. The Company expects this trend to continue throughout 1998. The Company did not hold trading securities during 1998 or 1997. Unrealized gains of $1,603,000 were recorded on the Company's available-for-sale fixed income securities through the first quarter of 1998, compared to $1,913,000 for the year ended 1997.

     There have been no additions to the Company's collateralized mortgage obligation ("CMO") holdings during the first quarter of 1998. At March 31, 1998, CMO's accounted for 21% of the fixed income portfolio, compared to 22% as of December 31, 1997. Returns are not as attractive as those found in other investment alternatives. In connection with the CMOs that the Company does hold, prepayment risk was minimized by buying most issues priced at a slight discount. While buying at a discount does not prevent prepayment, the yield is not penalized as is the case when a premium is paid. In addition, although the stated maturity is longer than the average life of the issues, the Company concentrated on buying issues with an expected maturity in the seven-to-twelve-year range.

     Other available-for-sale investments include common and preferred stocks. Other long-term investments are primarily holdings in limited partnership funds investing in banks and insurance companies. Net unrealized appreciation on stocks and other long-term investments increased $994,000, or 1% in 1998 compared to 1997.

     During the last half of 1997, and continuing into 1998, the Company began writing covered call options to generate additional portfolio income. At March 31, 1998, options were written on 6% of the equity portfolio, compared to 1% at December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Property and casualty premium writings during the first quarter of 1998 were slightly higher than writings during the last quarter of 1997. For this reason, accounts receivable from property and casualty insurance agents and brokers increased $2,223,000 or 5% through March 31, 1998. When comparing premium writings between the first quarter of 1998 and 1997, current year volume is down.

     The Company's deferred acquisition costs include expenses such as commissions, premium taxes and other costs associated with underwriting insurance policies. In order to achieve a matching of revenue to expenses, the Company establishes an asset for these expenses and amortizes the asset over the duration of the policy periods. Decreased premium volume in the property and casualty segment has resulted in moderate growth in the asset of $690,000 or 4%. The life segment's DAC asset increased $3,442,000 or 8% over December 31, 1997.

     Reinsurance receivables include losses, expenses and reserves that are due to the Company from reinsurance brokers. This balance increased by $300,000 or 2% through March, 1998. The Company has not experienced significant collection problems with regard to reinsurance receivables and has no information indicating that any of its current reinsurance balances are uncollectible.

     Other assets decreased by $2,339,000 or 33%. On February 27, 1998, the Company sold most of the assets of Crabtree Premium Finance Company, a small subsidiary. Under the provisions of the sale, no material gain or loss was recognized. Almost all of the other asset decrease was attributable to this sale.

CASH FLOW AND LIQUIDITY


     Most of the cash that the Company receives is generated from insurance premiums paid by policyholders. The premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses and operating expenses. Net cash provided by the Company's operating activities was $8,139,000 in the first quarter of 1998, compared to $9,769,000 in the first quarter of 1997. Operating cash flows continue to be ample to meet policyholders obligations.


     Short-term investments, composed of money market accounts and fixed income securities are available for the Company's short-term cash needs. In addition, a $6,000,000 line of credit is maintained with a local bank. No funds were borrowed through the first quarters of 1998 and 1997.


LIABILITIES


     The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased 4% between March 31, 1998 and December 31,1997. The Company has limited exposure to environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use riders or endorsements to limit their exposure.


     The liability for future policy benefits and interest on policyholders' accounts increased by $25,936,000 or 5% during the first quarter of 1998. This liability is increased immediately by the full premiums paid for the life segment's annuity products and most universal life products. In 1998, the Company received premiums of $26,669,000 in non internal rollovers on annuity products and $3,536,000 on universal life products. These same two product lines had $6,187,000 of interest credited and $11,259,000 in decreases for surrenders, risk charges and deaths during 1998. Fluctuations in the other life product lines account for the remainder of the change.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Accrued expenses and other liabilities decreased $6,669,000 or 36%. This is typical at the end of the first quarter. Expenses that were accrued for at year end 1997, such as contingent commissions and premium taxes are paid during the first quarter of each year.

     Income taxes payable decreased by $1,970,000 or 60% compared to December 31, 1997. The Company made a federal income tax extension payment of $4,000,000 in the month of March, 1998.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
PROPERTY AND CASUALTY OPERATIONS

     The property and casualty segment had a statutory combined ratio (net losses incurred and net loss adjustment expenses incurred to net premiums earned, plus expenses incurred to premiums written) of 102% for the first quarter of 1998, compared to 98% for the same period of 1997.

     Premium writings are down through the first quarter of 1998 and will probably remain so throughout the rest of this year. Stiff competition within the industry has had the effect of lowering prices and the Company's philosophy is to avoid pursuing business which is inadequately priced.

     Losses incurred by the property and casualty segment were almost identical for the first quarters of 1998 and 1997, while loss expenses incurred increased $2,639,000 or 39%. Loss expense payments for the past thirty-six months have been rising as a percentage of loss payments for some of the Company's liability lines due to a higher number of claims in litigation. This has the effect of driving up the reserves for loss expenses.

     The property and casualty segment's underwriting and acquisition expenses have decreased by $630,000 or 8% between the first quarter of 1998 and 1997. The decrease in premium volume has reduced many of the expenses incurred in connection with the writing of insurance policies.


LIFE OPERATIONS


     The life segment's earnings before taxes increased to $3,017,000 or 16% in the first quarter of 1998, compared to the same period in 1997. Growth in the segment's premiums earned and investment income has contributed to the favorable results.


     Losses incurred increased $1,762,000. Claim activity was up as a result of both a higher number of death clams for larger amounts that experienced in prior years. The life segment is beginning to experience losses on policies where the retention is higher($100,000 per life versus $40,000 to $60,000 per life) as the block of ordinary life policies age. Due to growth in new premium production, the life segment is deferring more acquisition costs than in the first quarter of 1997, which has had the effect of reducing other underwriting expenses.


INVESTMENT RESULTS


     The Company's investment income increased $1,189,000 or 8% between March 31, 1998 and 1997 and net realized gains of $4,203,000 were recognized, primarily on our equity portfolio due principally to the exercise of written covered call options.


OTHER


     Effective September 1, 1998, the Company is moving the operations of Addison Insurance Company (a wholly owned subsidiary) to its home office in Cedar Rapids, from Lombard, Illinois. This move will result in a decrease in operating expenses.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)    11 - Computation of Earnings Per Common Share


       27 - Financial Data Schedule



(b) The Company filed one report on Form 8-K dated April 28, 1998 concerning the moving of Addison Insurance Company (a wholly owned subsidiary of United Fire & Casulaty Company) operations from Lombard, Illinois to the parent Company's home office in Cedar Rapids, Iowa, effective September 1, 1998.



SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
--------------------------------------------------------------------------
(REGISTRANT)




MAY  5, 1998
--------------------------------------------------------------------------
(DATE)




--------------------------------------------------------------------------
JOHN A. RIFE
PRESIDENT



--------------------------------------------------------------------------
K.G. BAKER
VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

INDEX TO EXHIBITS


EXHIBIT
NUMBER       ITEM                                              PAGE
------      ------                                             ----
11          Computation of Earnings Per Common Share            12

27           Financial Data Schedule                            13
