Form 10-Q
period 1998-06-30
UNITED FIRE & CASUALTY CO
filed 1998-08-14
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         Iowa                                42-0644327
 ----------------------             -------------------------------
(State of Incorporation)           (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                52407
-------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


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


As of August 6, 1998, 10,091,721 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES



INDEX


Part 1. Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
          December 31, 1997                                                   2

          Unaudited Consolidated Statements of Operations for the
          three month periods ended June 30, 1998 and 1997                    3

          Unaudited Consolidated Statements of Operations for the six month
          periods ended June 30, 1998 and 1997                                4

          Unaudited Consolidated Statements of Cash Flows for the six month
          periods ended June 30, 1998 and 1997                                5

          Notes to Unaudited Consolidated Financial Statements                6

          Report of Independent Public Accountants                           10

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                      11

Part II. Other Information                                                   14

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION      ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands)


------------------------------------------------------------------------------
ASSETS                                                  JUNE 30,  December 31,
                                                            1998          1997
                                                       UNAUDITED       Audited
------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $675,342 in 1998 and $709,867 in 1997)      $  640,823    $  677,360
    Available-for-sale, at market (amortized
    cost $231,083 in 1998 and $145,019 in 1997)          235,094       146,932
  Equity securities (cost $22,955 in 1998 and
    $26,296 in 1997)                                     105,421       128,698
  Mortgage loans                                           2,814         2,862
  Policy loans                                             8,443         8,405
  Other long-term investments, at market
    (cost $10,930 in 1998
  and $9,000 in 1997)                                     15,120        12,448
  Short-term investments                                  19,130        19,195
------------------------------------------------------------------------------
                                                      $1,026,845    $  995,900

CASH AND CASH EQUIVALENTS                                    -           2,378
ACCRUED INVESTMENT INCOME                                 15,247        14,159
ACCOUNTS RECEIVABLE                                       51,300        44,060
DEFERRED POLICY ACQUISITION COSTS                         68,673        60,215
PROPERTY AND EQUIPMENT                                    13,314        14,443
REINSURANCE RECEIVABLES                                   14,964        14,430
PREPAID REINSURANCE PREMIUMS                               3,460         4,064
INTANGIBLES                                                  955         1,082
OTHER ASSETS                                               4,164         7,191
------------------------------------------------------------------------------
TOTAL ASSETS                                          $1,198,922    $1,157,922
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims
     and settlement expenses
    Property and casualty insurance                   $  244,049    $  231,768
    Life insurance                                       519,806       482,437
  Unearned premiums                                      117,867       108,296
  Accrued expenses and other liabilities                  26,898        18,373
  Employee benefit obligations                             9,634         8,665
  Income taxes payable                                     1,099         3,307
  Deferred income taxes                                   23,233        27,868
------------------------------------------------------------------------------
TOTAL LIABILITIES                                     $  942,586    $  880,714
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                        $   35,639    $   35,758
  Additional paid-in capital                               7,927         9,331
  Retained earnings                                      179,867       161,906
  Net unrealized appreciation, net of
    applicable income taxes of
  $31,542 in 1998 and $37,549 in 1997                     59,153        70,213
  Less: treasury stock                                    26,250           -
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            $  256,336    $  277,208
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,198,922    $1,157,922
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------
                                                      Three months ended June 30,

                                                            1998          1997
---------------------------------------------------------------------------------
Revenues
  Net premiums earned                                $    59,941    $    60,403
  Investment income, net                                  16,796         15,137
  Realized investment gains and other income              17,220             52
  Commission and policy fee income                           491            517
-------------------------------------------------------------------------------
                                                          94,448         76,109
-------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                          48,012         40,793
  Increase in liability for future policy benefits           984          1,339
  Amortization of deferred policy acquisition costs       12,154         13,292
  Other underwriting expenses                              9,092          7,973
  Interest on policyholders' accounts                      6,679          6,154
-------------------------------------------------------------------------------
                                                          76,921         69,551
-------------------------------------------------------------------------------
  Income before income taxes                              17,527          6,558
  Federal income taxes                                     4,917          1,440
-------------------------------------------------------------------------------
  Net income                                         $    12,610    $     5,118
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Earnings per common share                            $      1.18    $      0.48
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Weighted average common shares outstanding            10,685,374     10,727,408
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Cash dividends declared per common share             $      0.17    $      0.16
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
                                                       Six months ended June 30,

                                                          1998          1997
--------------------------------------------------------------------------------
Revenues
  Net premiums earned                                $   119,277   $   119,659
  Investment income, net                                  33,022        30,174
  Realized investment gains and other income              21,423           748
  Commission and policy fee income                           955           958
------------------------------------------------------------------------------
                                                         174,677       151,539
------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                          89,118        77,758
  Increase in liability for future policy benefits         2,357         2,602
  Amortization of deferred policy acquisition costs       23,083        25,015
  Other underwriting expenses                             17,848        17,780
  Interest on policyholders' accounts                     12,866        11,653
------------------------------------------------------------------------------
                                                         145,272       134,808
------------------------------------------------------------------------------
  Income before income taxes                              29,405        16,731
  Federal income taxes                                     7,913         4,210
------------------------------------------------------------------------------
  Net Income                                         $    21,492   $    12,521
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Earnings per common share                            $      2.01   $      1.17
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Weighted average common shares outstanding            10,702,805    10,727,559
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Cash dividends declared per common share             $      0.33   $      0.31
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY  AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
                                                       Six months ended June 30,

                                                          1998          1997
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                             $ 21,492      $ 12,521
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
   provided by operating activities
  Net bond discount accretion                              (171)           (9)
  Depreciation and amortization                             198         1,425
  Realized investment gains                             (21,423)         (748)
  Changes in:
     Accrued investment income                           (1,088)         (955)
     Accounts receivable                                 (7,240)       (8,626)
     Deferred policy acquisition costs                   (8,458)       (3,310)
     Reinsurance receivables                               (534)        1,526
     Prepaid reinsurance premiums                           604           (34)
     Income taxes receivable                                 -         (1,066)
     Other assets                                         3,027           469
     Future policy benefits and losses, claims and
         settlement expenses                             14,748         5,701
     Unearned premiums                                    9,571         7,577
     Accrued expenses and other liabilities              10,241        (1,233)
     Employee benefit obligations                           969           959
     Income taxes payable                                (2,208)           -
     Deferred income taxes                                1,320           480
     Other, net                                             (61)           -
--------------------------------------------------------------------------------
  Total adjustments                                    $   (505)     $  2,156
--------------------------------------------------------------------------------
  Net cash provided by operating activities            $ 20,987      $ 14,677
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments $ 41,734      $    617
  Proceeds from call and maturity of held-to-maturity
    investments                                          43,364        27,657
  Proceeds from call and maturity of available-for-sale
    investments                                          13,687         2,196
  Proceeds from sale of other investments                25,346        28,046
  Purchase of investments held-to-maturity               (7,364)      (67,380)
  Purchase of investments available-for-sale           (116,164)      (10,578)
  Purchase of other investments                         (26,907)      (12,185)
  Proceeds from sale of property and equipment            1,480           -
  Purchase of property and equipment                       (422)         (999)
--------------------------------------------------------------------------------
  Net cash used in investing activities                $(25,246)     $(32,626)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type
       contracts                                       $ 70,378      $ 59,657
     Withdrawals from investment and universal life
       type contracts                                   (35,476)      (44,324)
  Purchase and retirement of common stock                (1,523)          (12)
  Payment of cash dividends                              (5,248)       (4,934)
  Purchase of common stock                              (26,250)           -
--------------------------------------------------------------------------------
  Net cash provided by financing activities            $  1,881      $ 10,387
--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              $ (2,378)     $ (7,562)
Cash and Cash Equivalents at Beginning of Year            2,378        14,389
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $   -         $  6,827
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

     Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at June 30, 1998.

     For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the six month periods ended June 30, 1998 and 1997 were $8,800,000 and $4,794,000, respectively. There were no significant payments of interest through June 30, 1998 and 1997, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INVESTMENTS

     A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of June 30, 1998 is as follows.


---------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------
JUNE 30, 1998                                                            Gross           Gross
                                                         Amortized     Unrealized      Unrealized        Fair
TYPE OF INVESTMENT                                         Cost       Appreciation    Depreciation       Value
---------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations               $ 26,122        $   724         $  -         $ 26,846
        Mortgage-backed securities                          16,570          1,460              1         18,029
        All others                                           3,399            360              1          3,758
      States, municipalities and political subdivisions    224,638         14,007             94        238,551
      Foreign                                                6,488            388            -            6,876
      Public utilities                                      74,464          2,016             32         76,448
      Corporate bonds
        Collateralized mortgage obligations                 90,295          4,809            335         94,769
        All other corporate bonds                          198,847         11,421            203        210,065
---------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                    $640,823        $35,185         $  666       $675,342
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations               $ 44,060        $ 2,124         $   14       $ 46,170
        Mortgage-backed securities                              48              4            -               52
        All others                                           7,660            157            -            7,817
      States, municipalities & political subdivisions       46,687            803             64         47,426
      Foreign                                                7,632             15             53          7,594
      Public utilities                                       5,424             57             10          5,471
      Corporate bonds
        Collateralized mortgage obligations                  9,726            369             92         10,003
        All other corporate bonds                          109,846          1,390            675        110,561
---------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                 $231,083        $ 4,919         $  908       $235,094
---------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                     $  3,525        $ 7,435         $  -         $ 10,960
     Banks, trust and insurance companies                    8,976         50,970            -           59,946
     All other common stocks                                 9,609         24,022            187         33,444
   Nonredeemable preferred stocks                              845            226            -            1,071
---------------------------------------------------------------------------------------------------------------
Total equity securities                                   $ 22,955        $82,653         $  187       $105,421
---------------------------------------------------------------------------------------------------------------
Total available-for-sale                                  $254,038        $87,572         $1,095       $340,515
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Other long-term investments                               $ 10,930        $ 4,221            $31       $ 15,120
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------
                                              (Dollars in Thousands)
------------------------------------------------------------------------------
JUNE 30, 1998                           Held-to-maturity   Available-for-sale
------------------------------------------------------------------------------
                                       Amortized      Fair Amortized      Fair
                                            Cost     Value      Cost     Value
------------------------------------------------------------------------------
Due in one year or less                 $  8,521  $  8,692  $    241  $   242
Due after one year through five years    131,377   137,760    14,659    14,468
Due after five years through ten years   151,678   161,128    79,832    80,153
Due after ten years                      216,260   228,118    82,517    84,006
Mortgage-backed securities                16,570    18,029        48        52
Collateralized mortgage obligations      116,417   121,615    53,786    56,173
------------------------------------------------------------------------------
                                        $640,823  $675,342  $231,083  $235,094
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE 3.  NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 31, 1997. This standard supersedes APB Opinion No. 15 " Earnings Per Share" and simplifies the standards for computing and presenting earning per share ("EPS"). Under the new standard, the presentation of primary EPS has been replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options. The Company does not currently issue stock options or other stock-based awards, and therefore, basic and diluted EPS are equal.

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

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", governing the reporting and presentation of comprehensive income and its components which includes traditional net income and items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available-for-sale. In accordance with the interim reporting guidelines of SFAS No. 130, comprehensive income was $10,432,000 and $22,799,000 for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income was $1,069,000 and $14,654,000 for the three months ended June 30, 1998 and 1997, respectively.

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

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15,1999. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedges. The impact of adopting SFAS No. 133 is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of United Fire & Casualty Company:


We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 1998, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                       Arthur Andersen LLP


Chicago, Illinois
August 6, 1998

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS


ASSETS


     The Company's assets have grown to $1,198,922,000 as of June 30, 1998 compared to $1,157,922,000 at December 31, 1997. The fixed income portfolio, comprised primarily of long-term, high-quality securities, generated a majority of the growth. Available-for-sale fixed income securities accounted for 27% of the total fixed income portfolio at June 30, 1998, compared to 18% at December 31, 1997. All fixed income security purchases in 1998 have been classified as available-for-sale and management expects all fixed income security purchases to continue to be classified as available-for-sale throughout the second half of 1998. Trading securities were not held during 1998 or 1997. Net unrealized gains of $4,011,000 and $1,913,000, respectively, were recorded on available-for-sale fixed income securities through June 30, 1998 and December 31, 1997.

     Collateralized mortgage obligation (CMO) holdings accounted for 20% of the fixed income portfolio at June 30, 1998 compared to 22% as of December 31, 1997. The Company sold CMOs in 1998 and replaced the securities with higher yield generating investments.

     In the second quarter of 1998, the Company realized gains from equity sales and rebalanced the equity portfolio. Proceeds were used to repurchase 625,000 shares of the Company's common stock from General Accident Insurance Company of America. The purchased shares represent approximately 5.9% of the Company's outstanding stock. The transaction was negotiated privately. The Company paid $42 per share. Management believes the purchase was an excellent use of capital as the Company's stock represents good value at current price levels.

     During the last half of 1997, and continuing into 1998, the Company began writing covered call options to generate additional portfolio income. At June 30, 1998, options were written on 5% of the equity portfolio, compared to 1% at December 31, 1997.

     Second quarter property and casualty premium writings increased over the last quarter of 1997. As a result, accounts receivable from property and casualty insurance agents and brokers increased $7,240,000 or 16% between June 30, 1998 and December 31, 1997. When comparing six-month periods, premiums earned decreased between 1998 and 1997 by $2,217,000 or 2%. Stiff competition within the industry has had the effect of lowering prices and the Company's philosophy is to avoid pursuing business which is inadequately priced.

     The Company's deferred policy acquisition costs (DAC) include expenses such as commissions, premium taxes and other costs associated with underwriting insurance policies. The Company establishes an asset for these expenses and amortizes the asset over the duration of the policy periods. The DAC asset increased $8,458,000 or 14%, with much of the increase attributable to the life segment, whose premium writings are increasing.

     Reinsurance receivables include losses, expenses and reserves that are due to the Company from reinsurance brokers. This balance increased by $534,000 or 4% through June 30, 1998. The Company has not experienced significant collection problems with regard to reinsurance receivables and has no information indicating that any of its current reinsurance balances are uncollectible.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

     Other assets decreased by $3,027,000 or 42%. On February 27, 1998, the Company sold most of the assets of Crabtree Premium Finance Company, a small subsidiary. Under the provisions of the sale, no material gain or loss was recognized. Almost all of the decrease in other assets was attributable to this sale.

CASH FLOW AND LIQUIDITY

     Most of the cash that the Company receives is generated from insurance premiums paid by policyholders. The premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses and operating expenses. Net cash provided by the Company's operating activities was $20,987,000 in the first half of 1998, compared to $14,677,000 in the first half of 1997. Operating cash flows continue to be ample to meet policyholders obligations.

     Short-term investments, composed of money market accounts and fixed income securities are available for the Company's short-term cash needs. In addition, a $6,000,000 line of credit is maintained with a local bank. The Company borrowed funds against this line of credit during the second quarter.
 The balance of the borrowing at June 30, 1998 is $3,000,000. No funds were borrowed during 1997.

LIABILITIES

     The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased $12,281,000 or 5% between June 30, 1998 and December 31,1997. The Company has limited exposure to environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use riders or endorsements to limit their exposure.

     The liability for future policy benefits and interest on policyholders' accounts increased $37,136,000 or 8% during the six months of 1998. This liability is increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. In 1998, the Company received premiums of $38,651,000 in non internal rollovers on annuity products and $6,837,000 on universal life products. These same two product lines had $12,866,000 of interest credited and $21,558,000 in decreases for surrenders, risk charges and deaths during 1998. Fluctuations in the other life segment products lines account for the remainder of the change.

     Accrued expenses and other liabilities increased $8,525,000 or 46% through June 30, 1998. Contributing to this growth was a balance of $3,000,000 owed against the Company's $6,000,000 line of credit and a negative cash balance for book purposes of $6,148,000 due to outstanding checks. In July, 1998, the line of credit was increased to $15,000,000.

     Income taxes payable decreased by $2,208,000 or 67% compared to December 31, 1997. The Company made federal income tax payments of $8,800,000 in the first half of 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
PROPERTY AND CASUALTY OPERATIONS

     The property and casualty segment had a statutory combined ratio (net losses incurred and net loss adjustment expenses incurred to net premiums earned, plus expenses incurred to premiums written) of 110% for the first half of 1998, compared to 100% for the same period of 1997. For the second quarter, the combined ratios were 118% and 101%, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Losses incurred by the property and casualty segment increased $3,520,000 or 6% between the first six months of 1998 and 1997, while loss expenses incurred increased $4,744,000 or 39%. Of the sixteen storms in the United States classified as catastrophes by the Property Claims Services during the second quarter, ten of those directly impacted business insured by the Company's property and casualty segment. The heaviest losses resulted from storms occurring May 30 through June 1 in Iowa, Minnesota, South Dakota and Wisconsin. The 1998 catastrophes added 20% to the Company's combined ratio for the three months ended June 30, 1998. Incurred losses on all 1998 catastrophes, on a net basis, was $10,810,000 through June 30, 1998.

     The property and casualty segment's other underwriting expenses and amortization of deferred policy acquisition costs have decreased by $1,476,000 or 4% between the first half of 1998 and 1997. The decrease in premium volume has reduced many of the expenses incurred in connection with the writing of insurance policies.

LIFE OPERATIONS

     The life segment's earnings before taxes increased $1,923,000 or 40% through the first half of 1998, compared to the first half of 1997. Premium writings have grown from $10,093,000 at June 30, 1997 to $15,829,000 at June 30, 1998. The increase is attributable to the segment's single premium credit life/A&H products. Premiums earned increased $1,835,000 or 20% and net investment income increased by $2,409,000 or 13%. Losses incurred by the life segment are up between June 30, 1998 and 1997 due to both a higher frequency and larger amounts of death claims than experienced in prior years.

INVESTMENT RESULTS

     Net investment income increased $2,848,000 or 9% between June 30, 1998 and 1997. Realized gains increased from $52,000 for the second quarter of 1997 to $17,220,000 for the second quarter of 1998. Realized gains for the six-month periods were $21,423,000 and $748,000, respectively. The sale of equity securities, discussed above under ASSETS, was the primary reason for the large increase.

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

     The Company is also reviewing its third-party vendors for compliance with Year 2000 and has received many affirmative responses. While the Company is reviewing its third-party vendors' Year 2000 compliance, it cannot assure that the systems of these vendors that the Company relies on will be converted in a timely manner, or that their failure to convert would not have an adverse affect on the Company's systems.

OTHER

     Effective September 1, 1998, the Company is moving the operations of Addison Insurance Company (a wholly owned subsidiary) to its home office in Cedar Rapids, from Lombard, Illinois. This move will result in a decrease in operating expenses. In connection with the relocation, the Company is planning to terminate 18 employees, 14 of which are management positions. The Company has accrued $235,000 in termination benefits which is included in other underwriting expenses. Termination benefits totaling $26,000 were paid through June 30, 1998. There are no other significant costs related to the closing of the Addison office.

SUBSEQUENT EVENTS

     Subsequent to June 30, 1998, the Company contributed 25,000 shares of treasury stock to its Employee Stock Ownership Plan. The remaining 600,000 shares held in treasury stock were retired on July 13, 1998.

FORWARD LOOKING STATEMENTS

     This information contained in the Form 10-Q for the quarterly period ended June 30, 1998 contains forward looking information as defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. Actual results could differ materially from information within the forward looking statements as a result of many factors, including, but not limited to, market conditions, competition, and natural disasters.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  11 - Computation of Earnings Per Common Share
     27 - Financial Data Schedule

(b) The Company filed one report on Form 8-K dated June 30, 1998 concerning the repurchase on June 29, 1998 of 625,000 shares of its common stock from General Accident Insurance Company of America.




SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







UNITED FIRE & CASUALTY COMPANY
------------------------------------------------------------------------------
(REGISTRANT)




AUGUST  6, 1998
------------------------------------------------------------------------------
(DATE)



/s/
------------------------------------------------------------------------------
JOHN A. RIFE
PRESIDENT



/s/
------------------------------------------------------------------------------
K.G. BAKER
VICE PRESIDENT , CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER