Form 10-Q
period 1998-09-30
UNITED FIRE & CASUALTY CO
filed 1998-11-16
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

Commission File Number  2-39621

UNITED FIRE & CASUALTY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
CHARTER)

              Iowa                                    42-0644327
-----------------------                      ------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                                 52407
----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


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

YES  X  NO
   ----    ----


As of November 5, 1998, 10,091,721 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES



INDEX




Part 1. Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (unaudited) and                      2
         December 31, 1997

         Unaudited Consolidated Statements of Operations for the three month periods ended
         September 30, 1998 and 1997                                                               3

         Unaudited Consolidated Statements of Operations for the nine month periods ended          4
         September 30, 1998 and 1997

         Unaudited Consolidated Statements of Cash Flows for the nine month periods ended
         September 30, 1998 and 1997                                                               5

         Notes to Unaudited Consolidated Financial Statements                                      6

         Report of Independent Public Accountants                                                 10

     Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                        11

Part II. Other Information                                                                        15

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION      ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------
ASSETS                                                                     SEPTEMBER 30,       December 31,
                                                                               1998                1997
                                                                             UNAUDITED           Audited
-----------------------------------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $666,571 in 1998 and $709,867 in 1997)                           $  623,157          $ 677,360
    Available-for-sale, at market (amortized cost $269,356
    in 1998 and $145,019 in 1997)                                             276,516            146,932
  Equity securities (cost $23,312 in 1998 and $26,296 in 1997)                 97,254            128,698
  Mortgage loans                                                                2,792              2,862
  Policy loans                                                                  8,670              8,405
  Other long-term investments, at market (cost $11,312 in 1998
  and $9,000 in 1997)                                                          15,107             12,448
  Short-term investments                                                       15,157             19,195
---------------------------------------------------------------------------------------------------------
                                                                           $1,038,653          $ 995,900

CASH AND CASH EQUIVALENTS                                                           -              2,378
ACCRUED INVESTMENT INCOME                                                      15,012             14,159
ACCOUNTS RECEIVABLE                                                            48,589             44,060
DEFERRED POLICY ACQUISITION COSTS                                              66,732             60,215
PROPERTY AND EQUIPMENT                                                         13,497             14,443
REINSURANCE RECEIVABLES                                                        15,699             14,430
PREPAID REINSURANCE PREMIUMS                                                    3,186              4,064
INTANGIBLES                                                                       880              1,082
INCOME TAXES RECEIVABLE                                                         3,967                  -
OTHER ASSETS                                                                    7,824              7,191
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $1,214,039       $  1,157,922
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                        $  250,761          $ 231,768
    Life insurance                                                            545,680            482,437
  Unearned premiums                                                           121,059            108,296
  Accrued expenses and other liabilities                                       20,873             18,373
  Employee benefit obligations                                                  9,245              8,665
  Income taxes payable                                                              -              3,307
  Deferred income taxes                                                        18,853             27,868
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          $  966,471          $ 880,714
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                                $33,639          $  35,758
  Additional paid-in capital                                                    7,927              9,331
  Retained earnings                                                           152,988            161,906
  Net unrealized appreciation, net of applicable income taxes of
  $28,482 in 1998 and $37,549 in 1997                                          53,014             70,213
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 $  247,568          $ 277,208
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,214,039       $  1,157,922
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------
                                                                   Three months ended September 30,
                                                                       1998                  1997
---------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                             $    61,543           $   61,971
  Investment income, net                                               16,964               15,238
  Realized investment gains and other income                              318                  283
  Commission and policy fee income                                        487                  485
---------------------------------------------------------------------------------------------------
                                                                       79,312               77,977
---------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                       53,685               43,949
  Increase (decrease) in liability for future policy benefits            (263)               1,785
  Amortization of deferred policy acquisition costs                    12,168               11,780
  Other underwriting expenses                                          13,103               10,583
  Interest on policyholders' accounts                                   6,569                5,931
---------------------------------------------------------------------------------------------------
                                                                       85,262               74,028
---------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                                    (5,950)               3,949
  Federal income taxes (benefit)                                       (3,987)                 358
---------------------------------------------------------------------------------------------------
  Net income (loss)                                               $    (1,963)          $    3,591
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Earnings (loss) per common share                                  $     (0.19)          $     0.33
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                         10,088,460           10,727,322
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash dividends declared per common share                          $      0.17           $     0.16
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------
                                                          Nine months ended September 30,
                                                            1998                  1997
---------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                       $   180,820           $  181,630
  Investment income, net                                         49,986               45,412
  Realized investment gains and other income                     21,741                1,031
  Commission and policy fee income                                1,442                1,443
---------------------------------------------------------------------------------------------
                                                                253,989              229,516
---------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                142,803              121,707
  Increase in liability for future policy benefits                2,094                4,387
  Amortization of deferred policy acquisition costs              35,251               36,795
  Other underwriting expenses                                    30,951               28,363
  Interest on policyholders' accounts                            19,435               17,584
---------------------------------------------------------------------------------------------
                                                                230,534              208,836
---------------------------------------------------------------------------------------------
  Income before income taxes                                     23,455               20,680

  Federal income taxes                                            3,926                4,568
---------------------------------------------------------------------------------------------
  Net Income                                                 $   19,529           $   16,112
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Earnings per common share                                    $     1.86           $     1.50
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding                   10,495,773           10,727,479
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Cash dividends declared per common share                     $     0.50           $     0.47
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------
                                                                             Nine months ended September 30,
                                                                                  1998              1997
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                  $   19,529             $  16,112
-------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                                     (429)                  (18)
  Depreciation and amortization                                                    264                 2,138
  Realized investment gains                                                    (21,741)               (1,031)
  Changes in:
     Accrued investment income                                                    (853)               (1,111)
     Accounts receivable                                                        (4,529)               (5,445)
     Deferred policy acquisition costs                                          (6,517)               (3,692)
     Reinsurance receivables                                                    (1,269)               (2,211)
     Prepaid reinsurance premiums                                                  878                  (306)
     Income taxes receivable                                                    (3,967)                 (746)
     Other assets                                                                 (633)                  658
     Future policy benefits and losses, claims and
         settlement expenses                                                    20,764                15,285
     Unearned premiums                                                          12,763                 8,994
     Accrued expenses and other liabilities                                      4,217                  (310)
     Employee benefit obligations                                                  580                 1,438
     Income taxes payable                                                       (3,307)                    -
     Deferred income taxes                                                           -                   518
     Other, net                                                                 (3,400)                    -
-------------------------------------------------------------------------------------------------------------
  Total adjustments                                                         $   (7,179)             $ 14,161
-------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                 $   12,350              $ 30,273
-------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                      $   53,117             $  19,638
  Proceeds from call and maturity of held-to-maturity investments               64,627                45,775
  Proceeds from call and maturity of available-for-sale investments             19,778                 3,717
  Proceeds from sale of other investments                                       31,464                40,458
  Purchase of investments held-to-maturity                                     (10,877)              (90,547)
  Purchase of investments available-for-sale                                  (172,817)              (48,108)
  Purchase of other investments                                                (28,690)              (27,264)
  Proceeds from sale of property and equipment                                   2,275                     -
  Purchase of property and equipment                                            (1,391)               (2,929)
-------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                     $  (42,514)             $(59,260)
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts               $  113,320              $ 91,496
     Withdrawals from investment and universal life type contracts             (51,848)              (66,373)
  Purchase and retirement of common stock                                      (26,723)                  (12)
  Payment of cash dividends                                                     (6,963)               (6,651)
-------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                 $   27,786              $ 18,460
-------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                   $   (2,378)             $(10,527)
Cash and Cash Equivalents at Beginning of Year                                   2,378                14,389
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $       -              $   3,862
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

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

    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at September 30, 1998.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the nine month periods ended September 30, 1998 and 1997 were $11,200,000 and $5,589,000, respectively. There were no significant payments of interest through September 30, 1998 and 1997, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2.  INVESTMENTS

    A reconciliation of the amortized cost to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of September 30, 1998 is as follows.

---------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998                                                              Gross            Gross
                                                               Amortized       Unrealized      Unrealized           Fair
TYPE OF INVESTMENT                                               Cost         Appreciation    Depreciation          Value
---------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                      $ 25,617         $  1,594              $-         $ 27,211
        Mortgage-backed securities                                 15,356            1,361               -           16,717
        All others                                                  2,261              480               -            2,741
      States, municipalities and political subdivisions           219,350           16,763              23          236,090
      Foreign                                                       6,484              536               -            7,020
      Public utilities                                             69,356            2,979               -           72,335
      Corporate bonds
        Collateralized mortgage obligations                        87,423            5,954             581           92,796
        All other corporate bonds                                 197,310           14,688             337          211,661
---------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                           $623,157         $ 44,355            $941         $666,571
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                         $ 850            $  43              $-            $ 893
        Mortgage-backed securities                                     48                4               -               52
        All others                                                  7,665              244               -            7,909
      States, municipalities & political subdivisions              49,634            1,828               -           51,462
      Foreign                                                       7,627               28           1,053            6,602
      Public utilities                                             11,238              362              34           11,566
      Corporate bonds
        Collateralized mortgage obligations                        52,856            3,434               -           56,290
        All other corporate bonds                                 139,438            3,820           1,516          141,742
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                        $269,356         $  9,763         $ 2,603         $276,516
----------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                            $  3,525         $  8,230              $-         $ 11,755
     Banks, trust and insurance companies                           8,949           45,544               -           54,493
     All other common stocks                                        9,993           20,612             620           29,985
   Nonredeemable preferred stocks                                     845              177               1            1,021
----------------------------------------------------------------------------------------------------------------------------
Total equity securities                                          $ 23,312         $ 74,563            $621         $ 97,254
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                         $292,668         $ 84,326         $ 3,224         $373,770
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Other long-term investments                                      $ 11,312         $  3,817         $    22         $ 15,107
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998                              Held-to-maturity                 Available-for-sale
--------------------------------------------------------------------------------------------------------------
                                                Amortized         Fair              Amortized        Fair
                                                Cost              Value             Cost             Value
--------------------------------------------------------------------------------------------------------------
Due in one year or less                           $  8,154         $  8,311         $    192         $    192
Due after one year through five years              135,508          143,731           17,665           17,448
Due after five years through ten years             148,186          160,967           98,329           99,207
Due after ten years                                202,913          216,839           99,416          102,434
Mortgage-backed securities                          15,356           16,716               48               52
Collateralized mortgage obligations                113,040          120,007           53,706           57,183
--------------------------------------------------------------------------------------------------------------
                                                  $623,157         $666,571         $269,356         $276,516
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

NOTE 3.  NEW ACCOUNTING STANDARDS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 31, 1997. This standard supersedes APB Opinion No. 15 " Earnings Per Share" and simplifies the standards for computing and presenting earnings per share ("EPS"). Under the new standard, the presentation of primary EPS has been replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options. The Company adopted a Nonqualified Employee Stock Option Plan on September 9, 1998. The Plan will permit the Company to grant options to purchase shares of its common stock. As of September 30, 1998, the Company has not issued options and therefore, basic and diluted EPS are equal.

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

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", governing the reporting and presentation of comprehensive income and its components which includes traditional net income and items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available-for-sale. In accordance with the interim reporting guidelines of SFAS No. 130, comprehensive income was $2,330,000 and $34,352,000 for the nine months ended September 30, 1998 and 1997, respectively. Comprehensive income (loss) was $(8,102,000) and $11,553,000 for the three months ended September 30, 1998 and 1997, respectively.

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

   In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15,1999. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedges. As part of the implementation, the Company expects to reclass a portion of its fixed income securities from the held-to-maturity category to the available-for-sale category. Depending on market conditions, this could effect the Company's asset balance, as well as unrealized appreciation and deferred income taxes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 1998, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                  /s/  Arthur Andersen LLP
                                  ------------------------

Chicago, Illinois
November 5, 1998

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ASSETS

    The Company's assets grew 5% through the third quarter of 1998, compared to December 31, 1997, with invested assets providing a majority of the growth.
The fixed income portfolio, comprised primarily of high-quality securities, increased $75,381,000, or 9%. The maturity structure of the Company's fixed income securities is laddered to attain a matching of assets with liabilities. The Company's mix of fixed income securities between available-for-sale and held-to-maturity has changed since December 31, 1997. Substantially all 1998 fixed income security purchases have been classified as available-for-sale. Management expects to continue classifying most fixed income security purchases as available-for-sale during the fourth quarter of 1998. There were no securities classified as trading in 1997, nor through September 30, 1998. Collateralized mortgage obligation (CMO) holdings account for 19% of the fixed income portfolio at September 30, 1998 compared to 22% as of December 31, 1997. The Company sold CMOs in 1998 and replaced the securities with corporate bonds.

    The Company's equity portfolio decreased $31,444,000 through September 30, 1998 partially due to a downturn in general market conditions. In addition, in the second quarter of 1998, the Company rebalanced its equity portfolio, thereby generating realized gains on sales. Proceeds were used to repurchase 625,000 shares of the Company's common stock from General Accident Insurance Company of America. The purchased shares represented approximately 5.9% of the Company's outstanding stock. The transaction was negotiated privately and the Company paid $42 per share for the stock. Management believes the purchase was an excellent use of capital as the Company's stock represents good value at then prevailing price levels. In July, the Company contributed 25,000 shares of the treasury stock to its Employee Stock Ownership Plan. The remaining 600,000 shares were retired on July 13, 1998.

   During the last half of 1997, and continuing into 1998, the Company began writing covered call options to generate additional portfolio income. At September 30, 1998, options were written on 3% of the equity portfolio, compared to 1% at December 31, 1997.

   Typically, property and casualty premium writings are higher in each of the first ten months of the year when compared to November and December. This results in increased accounts receivable from insurance agents and brokers at the end of each of the first three quarters, when compared with annual receivable balances. Between September 30, 1998 and December 31, 1997 accounts receivable grew by $4,529,000 or 10%. On a nine-month basis, the property and casualty segment's premium writings have decreased slightly between years.

   The Company's deferred policy acquisition costs (DAC) include expenses such as commissions, premium taxes and other costs associated with underwriting insurance policies. The Company establishes an asset for these expenses and amortizes the asset over the duration of the policy periods. In addition, the DAC asset generated on nontraditional policies (i.e., annuities and universal life) is adjusted by way of a valuation allowance for unrealized holding gains and losses from securities classified as available-for-sale with a corresponding credit or charge to stockholders' equity. The DAC asset increased $6,517,000 or 11%, with much of the increase attributable to the life segment, whose premium writings are increasing. This increase was offset in the third quarter by a reduction in the life segment DAC asset on nontraditonal policies with a corresponding decrease in unrealized appreciation of $3,286,000 (before tax) for unrealized holding gains and losses.

   Reinsurance receivables include losses, expenses and reserves that are due to the Company from reinsurance brokers. This balance increased by $1,269,000 or 9% through September 30, 1998. The Company has not experienced significant collection problems with regard to reinsurance receivables and has no information indicating that any of its current reinsurance balances are uncollectible.

   Other assets increased by $633,000 or 9%. An increase in the life segment's receivable from investment brokers was partially offset by the sale of most of the assets of Crabtree Premium Finance Company, a small subsidiary on February 27, 1998. Under the provisions of the sale, no material gain or loss was recognized.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CASH FLOW AND LIQUIDITY

   Most of the cash that the Company receives is generated from insurance premiums paid by policyholders. The premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses and operating expenses. Net cash provided by the Company's operating activities was $12,350,000 through the first nine months of 1998, compared to $30,273,000 through September 30, 1997. This is due, principally, to the realized gains on the sale of equity securities discussed above. Operating cash flows continue to be ample to meet policyholders obligations.

   Short-term investments, composed of money market accounts and fixed income securities with maturities of one year or less, are available for the Company's short-term cash needs. In addition, a $15,000,000 line of credit is maintained with a bank. The Company borrowed funds against this line of credit during the second and third quarters. The balance of the borrowing at September 30, 1998 is $1,100,000. No funds were borrowed during 1997.

LIABILITIES

   The property and casualty segment's gross liability before reinsurance for losses and settlement expenses increased $18,993,000 or 8% between September 30, 1998 and December 31,1997. Storm activity in the third quarter contributed to this increase. In addition, some of the Company's liability lines of business are experiencing an increase in reserves for loss adjustment expenses. The Company's exposure to environmental pollution and asbestos claims is viewed as not material. Underwriters are aware of these exposures and use riders or endorsements to limit their exposure.

   Due to strong growth, the liability for future policy benefits and interest on policyholders' accounts increased $63,243,000 or 13% through the first three quarters of 1998. This liability is increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. In 1998, the Company received premiums of $64,482,000 in non internal rollovers on annuity products and $10,207,000 on universal life products. These same two product lines had $19,435,000 of interest credited and $30,355,000 in decreases for surrenders, risk charges and mortality experience during 1998. Fluctuations in the other life segment products lines account for the remainder of the change.

   The life segment's unearned premiums increased $8,091,000 or 108% due to growth in the single premiums credit life/A&H products. These products have a policy duration of a few months to a maximum of ten years, and therefore, any significant increase in new writings will cause an increase in this liability.

   Accrued expenses and other liabilities increased $2,500,000 or 14% through September 30, 1998. Contributing to this growth was a balance of $1,100,000 owed against the Company's $15,000,000 line of credit and a negative cash balance for book purposes of $5,874,000 due to outstanding checks. Offsetting this was a decrease in general operating expense accruals, a decrease in stockholders dividends payable and a decrease in amounts payable for securities.

   As of September 30, 1998, the Company has federal income taxes receivable of $3,967,000. At December 31, 1997, the Company had a liability for federal income taxes of $3,307,000. This represents a net decrease of $7,274,000. The Company made federal income tax payments of $11,200,000 through September 30, 1998, compared to $5,789,000 through December 31, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
PROPERTY AND CASUALTY OPERATIONS

   The property and casualty segment had a statutory combined ratio (net losses incurred and net loss adjustment expenses incurred to net premiums earned, plus expenses incurred to premiums written) of 115% for the first nine months of 1998, compared to 102% for the same period of 1997. For the third quarter, the combined ratios were 126% and 107%, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Losses incurred by the property and casualty segment increased $9,264,000 or 9% between the first nine months of 1998 and 1997. Involvement in sixteen catastrophe storms during the second and third quarters negatively impacted the Company's current year results. The heaviest losses resulted from storms occurring May 30, 1998 through June 1, 1998 in Iowa, Minnesota, South Dakota and Wisconsin and resulted in net incurred losses of $4,633,000. Severe storms occurring in several midwestern states between June 24, 1998, and June 30, 1998, also contributed over $3 million in incurred losses. The Company had approximately $259,000 in net loss reserves in connection with Hurricane Georges as of September 30, 1998. Ultimately, on a direct basis, the Company expects this particular hurricane exposure to total approximately $2 million. The Company will have some assumed losses in connection with Hurricane
Georges, but it has been unable to estimate the exposure at this time.
Incurred losses on all 1998 catastrophes, on a net basis, was $16,313,000 through September 30, 1998. Loss adjustment expenses increased $7,324,000 or 38 percent between years due to increasing costs of litigation, particularly in the products liability line of business.

   The property and casualty segment's other underwriting expenses and amortization of deferred policy acquisition costs have increased by $1,048,000 or 2% between the first nine months of 1998 and 1997. The decrease in premium volume has reduced many of the expenses incurred in connection with the writing of insurance policies.

LIFE OPERATIONS

   The life segment's earnings before taxes increased $3,108,000 or 44% through the first nine months of 1998, compared to the same period in 1997. Premium writings have grown from $16,125,000 at September 30, 1997 to $24,942,000 at September 30, 1998. The increase is primarily attributable to the segment's single premium credit life/A&H products. Net premiums earned increased $2,403,000 or 16% and net investment income increased by $3,800,000 or 13%. Losses incurred by the life segment are up between September 30, 1998 and 1997 due to both a higher frequency and larger amounts of death claims than experienced in prior years.

INVESTMENT RESULTS

    Net investment income increased $4,574,000 or 10% between September 30, 1998 and 1997. Realized gains increased from $1,031,000 through September 30, 1997 to $21,741,000 through the first nine months of 1998. The sale of equity securities during the second quarter, discussed above under ASSETS, was the primary reason for the large increase.

YEAR 2000

   The insurance industry is data intensive and utilizes computer technology extensively. An important issue facing all computer users is the approaching Year 2000. Many computer systems and applications have been designed with two-digit date fields. With the turn of the century, these programs may recognize the Year 2000 as 1900 or not at all.

   The Company has been aware for several years of the technological issues associated with the approaching Year 2000. Beginning in 1984, the Company initiated the programming of four-digit date fields in anticipation of the new century. Throughout this year all in-house systems have been undergoing testing which is scheduled to be completed by the end of 1998. The Company is also reviewing its third-party vendors for Year 2000 compliance and is requiring written acknowledgment of testing and readiness.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

   Expenses incurred in connection with programming and testing have been expensed as incurred and absorbed into normal operating expenses. The remaining costs for Year 2000 compliance include salaries and overhead for existing company personnel and are not expected to be material to operations.

   In the event that the company's systems or those of their vendors are not compliant with the Year 2000, the situation could result in the incorrect processing of critical financial and operational information. The Company is testing its systems in an effort to identify the nature and magnitude of these potential errors. Should any of the mission critical systems fail, the Company will have a plan in place detailing alternative processing methods. This formal, documented contingency plan is scheduled for completion by July 1, 1999.

OTHER

   Effective September 1, 1998, the Company moved the operations of Addison Insurance Company (a wholly owned subsidiary) to its home office in Cedar Rapids, from Lombard, Illinois. This move will result in a decrease in operating expenses. In connection with the relocation, the Company terminated 18 employees, 4 of which were management positions. As of September 30, 1998, the Company has accrued $71,000 in remaining termination benefits which is included in other underwriting expenses. Termination benefits of $238,000 were paid through September 30, 1998. In connection with the move, the Company has accrued $98,000 for a lease obligation which will terminate in February, 1999. There are no other significant costs related to the closing of the Addison office.

FORWARD LOOKING STATEMENTS

   This information contained in the Form 10-Q for the quarterly period ended September 30, 1998 contains forward looking information as defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. Actual results could differ materially from information within the forward looking statements as a result of many factors, including, but not limited to, market conditions, competition, and natural disasters.

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

UNITED FIRE & CASUALTY COMPANY
-------------------------------------------------------------------------------
(REGISTRANT)


NOVEMBER  5, 1998
-------------------------------------------------------------------------------
(DATE)




/s/ JOHN A. RIFE
-------------------------------------------------------------------------------
JOHN A. RIFE
PRESIDENT


/s/ K.G. BAKER
-------------------------------------------------------------------------------
K.G. BAKER
VICE PRESIDENT , CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER