Form 10-K405
period 1998-12-31
UNITED FIRE & CASUALTY CO
filed 1999-03-31
CIK 101199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended DECEMBER 31, 1998
                                             -----------------

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ------------ ------------

     Commission File Number 2-39621

                         UNITED FIRE & CASUALTY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   Iowa                                   42-0644327
----------------------------------------       ---------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

      118 Second Avenue, S.E.
        Cedar Rapids, Iowa                                52407-3909
----------------------------------------       ---------------------------------
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

     As of March 1, 1999, 10,091,721 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $142,111,759.

                           FORM 10-K TABLE OF CONTENTS



                                                                                            PAGE
                                                                                            ----
PART I:

          Item 1.    Business                                                                 1

          Item 2.    Properties                                                               7

          Item 3.    Legal Proceedings                                                        7

          Item 4.    Submission of Matters to a Vote of Security Holders                      7

PART II:

          Item 5.    Market for Registrant's Common Equity and Related Stockholder
                     Matters                                                                  7

          Item 6.    Selected Financial Data                                                  8

          Item 7.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                9

          Item 7A.   Quantitative and Qualitative Disclosures About Market Risk              16

          Item 8.    Financial Statements and Supplementary Data                             17

          Item 9.    Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                                40

PART III:

          Item 10.   Directors and Executive Officers of the Registrant                      40

          Item 11.   Executive Compensation                                                  42

          Item 12.   Security Ownership of Certain Beneficial Owners and
                     Management                                                              45

          Item 13.   Certain Relationships and Related Transactions                          45

PART IV:

          Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K                                                                46

          Signatures                                                                         47


PART I.

ITEM 1.  BUSINESS ORGANIZATION

    United Fire & Casualty Company and its subsidiaries (the "Company") are engaged in the business of writing property, casualty and life insurance. The Company is an Iowa corporation incorporated in January 1946. Its principal executive office is located at: 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909.
Phone: 319-399-5700.
    The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The Company's property and casualty segment includes the following subsidiaries: Addison Insurance Company, a wholly owned property and casualty insurer; Addison Insurance Agency, a wholly owned general agency of Addison Insurance Company; Lafayette Insurance Company, a wholly owned property and casualty insurer and Insurance Brokers & Managers Inc., a wholly owned general agency of Lafayette Insurance Company. The Company's life insurance segment subsidiary is United Life Insurance Company, a wholly owned life insurance company. A table reflecting premiums, operating results and assets attributable to the Company's segments is included in Note 10 of the Notes to Consolidated Financial Statements. As of December 31, 1998, the Company and its subsidiaries employed 559 full-time employees.


MARKETING

     The Company markets its products principally through the following four regional locations:

1) Cedar Rapids, Iowa--118 Second Avenue, SE, P.O. Box 73909, Cedar Rapids, IA 52407-3909 (which also serves as the Company's home office)

2) Westminster, Colorado--7301 N. Federal, Suite 302, P.O. Box 850, Westminster, CO 80030-4919

3)   Lincoln, Nebraska--1314 O Street, Suite 500, P.O. Box 82540, Lincoln, NE
     68501

4) New Orleans, Louisiana--2626 Canal Street, P.O. Box 53265, New Orleans, LA 70153-3265

     The Company is licensed as a property and casualty insurer in 36 states, primarily in the Midwest and West. Approximately 1,660 independent agencies represent the Company and its property and casualty subsidiaries. The life insurance subsidiary is licensed in 24 states, primarily Midwestern and Western, and is represented by approximately 1,200 independent agencies. The regional offices of the Company are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. In addition, home office staff technicians and specialists provide support to the subsidiaries and regional offices as well as to independent agencies. The Company uses management reports to monitor subsidiary and regional offices for overall results and conformity to Company policy. In 1998, direct premium writings on a statutory basis by state were as follows.


------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
------------------------------------------------------------------------------------------------
                                                                          Life, Accident and
                                           Property and                Health Insurance Segment,
                                     Casualty Insurance Segment        Including Annuities
------------------------------------------------------------------------------------------------
                                                        Percent                         Percent
                                       Amount           of Total      Amount            of Total
------------------------------------------------------------------------------------------------
Arkansas                              $  3,520             1.7%      $      8             0.0%
California                               5,288             2.5              0             0.0
Colorado                                14,542             7.0          4,147             2.7
Illinois                                17,584             8.4         11,437             7.3
Iowa                                    39,229            18.8         75,744            48.5
Kansas                                  10,808             5.2          2,922             1.9
Louisiana                               30,776            14.8             80             0.0
Minnesota                               13,508             6.5         11,955             7.7
Mississippi                              8,133             3.9             71             0.0
Missouri                                20,285             9.7         11,015             7.1
Montana                                    113             0.1          3,360             2.2
Nebraska                                14,064             6.7         12,347             7.9
North Dakota                             3,133             1.5          2,576             1.6
South Dakota                             8,877             4.3          3,376             2.2
Wisconsin                                7,376             3.5         10,385             6.6
Wyoming                                  3,127             1.5            604             0.4
Other                                    8,092             3.9          6,038             3.9
------------------------------------------------------------------------------------------------
                                      $208,455           100.0%      $156,065           100.0%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

     The insurance industry is highly competitive, and the Company competes with other stock insurance companies, the underwriters at Lloyds of London and reinsurance reciprocals. Because the Company relies heavily on independent agencies, it utilizes a profit sharing contract with the agencies as an incentive to place high quality property and casualty business with the Company. For 1998, 304 property and casualty agencies will receive profit sharing commissions of an estimated $4,744,000.

PRODUCTS

PROPERTY AND CASUALTY INSURANCE SEGMENT

     The company writes both personal and commercial lines of insurance. Personal lines are comprised mostly of automobile and homeowners, but also include recreational vehicles and umbrella policies. The majority of commercial insurance consists of business packages, inland marine, commercial automobile, workers' compensation, umbrella, fidelity and surety bonds. Specialty policies written include the Commercial Uni-Saver; TRADE-PRO; GARAGE-PRO; Blanket Mortgage and some forms of Errors and Omissions insurance.

     The following table sets forth statutory property and casualty net premiums earned, net losses incurred (excluding net loss adjustment expenses) and the loss ratio (ratio of net losses incurred to net premiums earned), by lines of insurance written, for the three years ended December 31, 1998, 1997 and 1996.

----------------------------------------------------------------------------
                                           (Dollars in Thousands)
----------------------------------------------------------------------------
Years Ended December 31,             1998             1997             1996
----------------------------------------------------------------------------
Fire and allied lines (1)
      Net premiums earned        $ 69,997         $ 69,693         $ 62,806
      Net losses incurred          51,418           41,472           41,487
      Loss ratio                     73.5%            59.5%            66.1%
----------------------------------------------------------------------------
Automobile
      Net premiums earned        $ 54,042         $ 53,207         $ 50,513
      Net losses incurred          37,828           35,492           42,292
      Loss ratio                     70.0%            66.7%            83.7%
----------------------------------------------------------------------------
Other liability
      Net premiums earned        $ 31,804         $ 32,394         $ 31,953
      Net losses incurred          12,400            9,418           10,682
      Loss ratio                     39.0%            29.1%            33.4%
----------------------------------------------------------------------------
Workers' compensation
      Net premiums earned        $ 20,797         $ 22,324         $ 24,207
      Net losses incurred          16,275           15,492           12,155
      Loss ratio                     78.3%            69.4%            50.2%
----------------------------------------------------------------------------
Fidelity and surety
      Net premiums earned        $ 17,669         $ 16,893         $ 17,321
      Net losses incurred           1,748            2,086            2,195
      Loss ratio                      9.9%            12.3%            12.7%
----------------------------------------------------------------------------
Reinsurance
      Net premiums earned        $ 25,708         $ 30,478         $ 28,390
      Net losses incurred          24,647           18,268           20,768
      Loss ratio                     95.9%            59.9%            73.2%
----------------------------------------------------------------------------
Other
      Net premiums earned        $    533         $    521         $    591
      Net losses incurred               8              105              114
      Loss ratio                      1.5%            20.2%            19.3%
----------------------------------------------------------------------------
Total property and casualty
      Net premiums earned        $220,550         $225,510         $215,781
      Net losses incurred         144,324          122,333          129,693
      Loss ratio                     65.4%            54.2%            60.1%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

     The combined ratios below, which relate to property and casualty insurance, are the sum of the following: the loss ratio, calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned; and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written. The ratios in the table have been prepared on the basis of statutory financial information and on the basis of generally accepted accounting principles ("GAAP"). Generally, if the combined ratio is below 100 percent, there is an underwriting profit; if it is above 100 percent, there is an underwriting loss.


[A bar graph displaying statutory combined ratios for the company as compared with the Insurance Industry from 1994 to 1998 appears here.]

Statutory Combined Ratios


              Company    Industry
      1994      97.6      108.5
      1995      95.8      106.5
      1996     104.4      105.8
      1997      98.4      101.8
      1998     114.8      105.0




-------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                          Statutory                                       GAAP
-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                      1998            1997           1996           1998          1997           1996
-------------------------------------------------------------------------------------------------------------------------------
Net premiums written                    $  221,002      $  226,915     $  221,934     $  221,002    $  226,915     $  221,934
Net premiums earned                        220,550         225,510        215,781        220,550       225,822        215,470
-------------------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses           81.9 %          66.6%          72.7 %         81.2 %        66.2%          72.3 %
Underwriting expenses                         32.9            31.8           31.7           34.0          33.0           33.0
-------------------------------------------------------------------------------------------------------------------------------
Combined ratios                              114.8            98.4          104.4          115.2          99.2          105.3
-------------------------------------------------------------------------------------------------------------------------------
Underwriting margin                          (14.8)%           1.6%          (4.4)%        (15.2)%         0.8%          (5.3)%
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


LIFE AND ACCIDENT AND HEALTH INSURANCE SEGMENT

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

     Total life insurance in force, before reinsurance, is $3,672,130,000 as of December 31, 1998. Universal life represents 51 percent of insurance in force at December 31, 1998, compared to 55 percent at December 31, 1997. The following table presents net premium earned information for the last three years on a GAAP basis.







-------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
Years Ended December 31,                      1998                   1997                   1996
-------------------------------------------------------------------------------------------------
Universal life                             $10,524                $ 7,495                $ 7,381
Ordinary life (other than universal)         4,917                  5,605                  6,760
Accident and health                          4,398                  2,821                  2,191
Annuities                                    1,613                  1,151                  1,434
Credit life                                  3,694                  1,977                  1,528
Group accident and health                      149                    182                    141
-------------------------------------------------------------------------------------------------
Total net premiums earned                  $25,295                $19,231                $19,435
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

CONSOLIDATED NET PREMIUMS WRITTEN

     The following table shows the statutory consolidated net premiums written and annuity deposits during the last three years by major category.

--------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
--------------------------------------------------------------------------------------------
Years Ended December 31,                 1998                     1997                 1996
--------------------------------------------------------------------------------------------
Fire and allied lines (1)            $ 69,606                 $ 70,917             $ 66,081
Automobile                             54,902                   53,566               52,325
Other liability                        31,738                   32,261               32,182
Workers' compensation                  20,332                   21,659               23,526
Fidelity and surety                    17,839                   17,542               16,586
Reinsurance                            26,052                   30,430               30,648
Other                                     533                      540                  586
Life and accident and health           34,961                   25,705               23,598
Annuities                             119,717                   93,062               64,277
--------------------------------------------------------------------------------------------
                                     $375,680                 $345,682             $309,809
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.


REINSURANCE

PROPERTY AND CASUALTY INSURANCE SEGMENT

     The Company acts as a reinsurer, assuming both property and casualty reinsurance from approximately 370 companies. The bulk of the business assumed is property reinsurance with the emphasis on catastrophe covers. The business originates through approximately 50 brokers, with the largest producer accounting for approximately 29 percent of the reinsurance assumed.

     The Company follows the industry practice of reinsuring a portion of its direct and assumed reinsurance exposure and ceding to reinsurers a portion of the premium received. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses such as hurricanes and tornadoes. Such catastrophe protection is purchased on both direct and assumed business. The Company uses many reinsurers, both domestic and foreign. There are no concentrations of credit risk associated with reinsurance. Principal reinsurers include Swiss Re of America, American Reinsurance Company, Employers Reinsurance Corporation, AXA Reassurance and Continental Casualty.

     The limits on risks retained by the Company's property and casualty segment vary by line of business, and risks in excess of the retention limits are reinsured. For the property lines of business, the retention is $1,000,000.

     The following table presents the casualty business retention levels.


--------------------------- -----------------------
Accident Years                  Casualty Retention
--------------------------- -----------------------
1983 and prior                           $ 225,000
1984 through 1986                          300,000
1987 through 1991                          500,000
1992 through 1994                          750,000
1995 and later                           1,000,000
=========================== =======================

     The ceding of reinsurance does not legally discharge the Company from primary liability under its policies, and the ceding company must pay the loss if the reinsurer fails to meet its obligation. The Company monitors the financial condition of its reinsurers. At December 31, 1998 and 1997, there are no uncollectible reinsurance balances that would result in a material impact on the Company's financial statements. The Company follows the industry practice of accounting for insurance written and losses incurred net of reinsurance ceded.

     The table on the following page sets forth the statutory aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 1998, 1997 and 1996.


------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                             PERCENT                      Percent                     Percent
Years Ended December 31,                          1998      OF TOTAL             1997    of Total            1996    of Total
------------------------------------------------------------------------------------------------------------------------------
Fire and allied lines (1)                     $ 81,229           37%         $ 86,200         38%        $ 83,704         38%
Automobile                                      56,452            26           55,269          24          54,234          24
Other liability                                 35,010            16           35,645          16          35,272          16
Workers' compensation                           20,736             9           22,075          10          23,834          11
Fidelity and surety                             19,000             9           18,599           8          17,610           8
Reinsurance assumed                             28,979            13           33,882          15          33,943          15
Other                                              800             0              799           0             808           0
------------------------------------------------------------------------------------------------------------------------------
Aggregate direct and assumed
  premiums written                             242,206           110          252,469         111         249,405         112
Reinsurance ceded                               21,204            10           25,554          11          27,471          12
------------------------------------------------------------------------------------------------------------------------------
Net premiums written                          $221,002          100%         $226,915        100%        $221,934        100%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

 (1) "Fire and allied lines"" includes farmowners, homeowners, commercial multiple peril and inland marine.

LIFE AND ACCIDENT AND HEALTH INSURANCE SEGMENT

     United Life Insurance Company reinsures a portion of its exposure and cedes to reinsurers a portion of the premium received on the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits. United Life Insurance Company retains $200,000 per insured and reinsures the excess.

     The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. The ceding company must pay the loss if the reinsurer fails to meet its obligation. The Company monitors the financial condition of its reinsurers. At December 31, 1998 and 1997, there are no uncollectible reinsurance balances that would result in a material impact on the Company's financial statements. United Life Insurance Company follows the industry practice of accounting for insurance written and losses incurred net of reinsurance ceded. United Life Insurance Company's primary reinsurance companies are ERC Reinsurance Company, Minnesota Mutual Life Insurance Company and Business Men's Assurance Company of America. These companies insure both life and disability risks.

RESERVES

PROPERTY AND CASUALTY INSURANCE SEGMENT

     Applicable insurance laws require the Company's property and casualty segment to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses.

     The Company's property and casualty segment establishes reserves for reported losses one of two ways. Factor or average reserves are set on losses under $5,000. These factors are determined by averaging claims paid over a 13-month period. Case reserves are set on all other reported losses. These reserves are based upon policy provisions, audit facts, injury or damage exposure, trends in the legal system and other factors. The amount of reserves for unreported losses is determined for each line of insurance by using the probable number and nature of losses arising from occurrences on the basis of historical and statistical information. Established reserves are closely monitored and adjusted as needed.

     Loss reserves are estimates at a given time of the ultimate amount expected to be paid on incurred losses. Estimates are based on facts and circumstances known when the estimates are made. Reserves are not discounted for the time value of money. The loss settlement period on insurance losses may be many years, and as additional facts regarding individual losses become known, it often becomes necessary to refine and adjust the estimates of liability on a loss. Inflation is implicitly provided for in the reserving function through review of cost trends, historical reserving results and projections of future economic conditions.

     Reserves for loss adjustment expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are continuously revised based on historical analysis and management's expectations.

     The table on the following page shows the calendar year development of the unpaid losses and loss adjustment expenses of the property and casualty segment for 1989 through 1998. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at December 31 including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known. The second half of the table displays cumulative losses paid and loss adjustment expenses paid for each of the years indicated on a GAAP basis.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Years Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                          1989        1990        1991       1992       1993       1994       1995       1996       1997       1998
-----------------------------------------------------------------------------------------------------------------------------------
Liability for Unpaid
Losses and LAE        $103,607    $113,572   $ 123,219  $ 158,825   $170,798   $180,653   $188,700   $209,876    $218,912   $243,006

Liability re-
estimated as of:
  One year later        96,487     111,804     128,042    154,572    153,691    160,776    159,571    176,332    192,297

  Two years later       96,976     112,390     125,888    148,507    142,572    172,546    145,486    169,348

  Three years later     97,295     111,276     124,428    144,159    158,312    164,133    142,877

  Four years later      95,752     113,898     122,384    134,309    155,313    161,961

  Five years later      96,345     113,703     118,568    132,075    154,849

  Six years later       97,159     103,303     117,648    132,747

  Seven years later     79,024     102,318     119,123

  Eight years later     78,624     103,418

  Nine years later      79,517
-----------------------------------------------------------------------------------------------------------------------------------
Redundancy
(Deficiency)          $ 24,090    $ 10,154     $ 4,096   $ 26,078   $ 15,949   $ 18,692   $ 45,823   $ 40,528    $ 26,615
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Cumulative amount of
liability paid
through:
  One year later      $ 37,598    $ 39,497    $ 44,694   $ 54,291   $ 51,550   $ 80,246   $ 56,618   $ 61,694    $ 62,988

  Two years later       56,574      63,589      69,296     84,074    102,637    109,281     83,071     93,599

  Three years later     69,767      77,141      87,052     96,976    119,349    123,469     97,763

  Four years later      76,443      87,627      95,059    107,420    127,333    132,414

  Five years later      82,013      85,379      99,483    112,360    133,531

  Six years later       67,021      88,558     102,677    116,929

  Seven years later     69,314      90,575     105,907

  Eight years later     70,315      92,967

  Nine years later      72,107
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



LIFE AND ACCIDENT AND HEALTH INSURANCE SEGMENT

     United Life Insurance Company's reserves meet, or exceed, the minimum statutory Iowa Insurance Law requirements. These reserves are developed and analyzed by independent consulting actuaries. Their presentation in this report differs from the statutory basis and is described in Note 1 of the Notes to Consolidated Financial Statements.

INVESTMENTS

     Management of the investment portfolio is handled internally by the Company's chief investment officer. This function involves complying with state insurance department investment regulations and maintaining adequate assets to pay Company obligations, while achieving competitive yields.

     The Company considers itself to be a long-term investor, and generally intends, at the time of purchase, to hold most of the available-for-sale fixed-income securities that it buys to maturity unless yield enhancement strategies provide excess returns. The Company reevaluated the classification of its current invested assets as of January 1, 1999, and has moved some fixed-income securities from held-to-maturity to available-for-sale, pursuant to its adoption of Statement of Financial Accounting Standards ("SFAS") No. 133. See Note 1 of the Notes to Consolidated Financial Statements for additional discussion.

     The Company's property and casualty segment has historically emphasized investments in tax-exempt fixed-income securities. At the same time, an attempt is made to maintain a balanced portfolio that reflects the Company's changing tax situation, as well as changes in the tax law. Based on the Company's underwriting philosophy and goals for this segment, the emphasis toward tax-exempt fixed-income securities will continue. However, recent yields in the taxable fixed-income markets are relatively attractive, so additional purchases in this asset class are planned.

     The life insurance segment has emphasized, and will continue to emphasize, investing in taxable fixed-income securities (primarily bonds issued by corporations and utilities) that are high quality with an allocation to medium-grade securities and mortgage-related securities, including collateralized mortgage obligations.

     The Company strives to maintain diversification in its portfolio among issues, issuers and industries.

     Investment results for the years indicated are summarized in the following table.

----------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
----------------------------------------------------------------------------------------
                                                                        Annualized Yield
Years Ended                 Average                    Investment           on Average
December 31,          Invested Assets (1)            Income, Net (2)     Invested Assets
----------------------------------------------------------------------------------------
1998                      $1,040,008                     $67,928              6.5%
1997                         928,052                      61,686              6.6
1996                         825,319                      56,936              6.9
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------


 (1) Average of amounts at beginning and end of year.
 (2) Investment income after deduction of investment expenses, but before applicable income tax.


ITEM 2.   PROPERTIES

     The Company owns two buildings in Cedar Rapids, Iowa, which it occupies as its home office. One building is a five-story building occupied entirely by the Company. The other is an eight-story office building in which the first floor is leased to tenants. The Company occupies the second through eighth floors of this building. The two buildings are connected with a skywalk.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on NASDAQ under the symbol UFCS. On March 1, 1999, there were 948 holders of record of the Company's common stock. The table on the following page sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     The Company's policy has been to pay quarterly cash dividends, and the Company intends to continue that policy. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. The Company has paid dividends every quarter since March 1968.

     State law permits the payment of dividends only from statutory accumulated earned profits arising from business. The Company's subsidiaries are also subject to state law restrictions on dividends. See Note 7 in the Notes to Consolidated Financial Statements.


-----------------------------------------------------------------------
                                                                Cash
                                 Share Price                  Dividends
                            High                Low           Declared
-----------------------------------------------------------------------
1998

QUARTER ENDED
   MARCH 31              $45 3/4            $40 1/2            $ 0.16
   JUNE 30                    44             37 7/8              0.17
   SEPTEMBER 30           41 3/4             32 1/8              0.17
   DECEMBER 31            38 1/2                 32              0.17

1997
Quarter Ended
   March 31                  $37            $29 3/4            $ 0.15
   June 30                    40                 30              0.16
   September 30           41 1/2                 37              0.16
   December 31                47             38 1/2              0.16
-----------------------------------------------------------------------
-----------------------------------------------------------------------


ITEM 6.   SELECTED FINANCIAL DATA


----------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                1998            1997            1996            1995           1994
----------------------------------------------------------------------------------------------------------------------------
Total assets                                      $1,250,594      $1,157,922      $1,024,835        $937,594       $828,126

Operating revenues
  Net premiums earned                                245,727         244,939         234,797         207,528        184,748
  Investment income, net                              67,928          61,686          56,936          53,603         46,420
  Realized investment gains and other income          22,796           2,676           6,726           1,698            796
  Commission and policy fee income                     1,815           1,829           1,815           1,761          1,881

Net income                                            23,677          28,732          21,960          28,803         22,521

Earnings per common share                               2.28            2.68            2.04            2.66           2.08

Cash dividends declared
per common share                                        0.67            0.63            0.60            0.55           0.49
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

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


[A bar graph displaying earnings per common share and dividends declared for the five years ended December 31, 1998 appears here.]

Earnings Per Common Share


              Earnings Per Common Share          Dividends Declared

1994                        2.08                     0.49
1995                        2.66                     0.55
1996                        2.04                     0.60
1997                        2.68                     0.63
1998                        2.28                     0.67

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the following Management's Discussion and Analysis contains forward-looking information as defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. Actual results could differ materially from information within the forward-looking statements as a result of many factors, including, but not limited to, market conditions, competition and natural disasters.

     All references to the Company include all of its subsidiaries; United Life Insurance Company, Addison Insurance Company and Lafayette Insurance Company. The Company operates in two segments; property and casualty insurance and life insurance. The following discussion is presented by segment, and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 PROPERTY AND CASUALTY INSURANCE SEGMENT

     A majority of the property and casualty insurance segment's revenue is generated from personal and commercial insurance premiums. During the last several years, this industry has faced fierce competition, which has limited premium growth and squeezed underwriting profits. Under these conditions, the Company has worked hard to maintain its market share without compromising its underwriting standards. The Company's property and casualty segment had a slight decrease in premiums earned of 2 percent in 1998. The reinsurance line of business had the largest change in net premiums earned, decreasing by $4,770,000, or 16 percent, between 1998 and 1997. All other lines of business have increased or decreased slightly between years. Looking to the future, management does not expect significant relief from the intense competition and will continue to respond to market pressures by seeking out profitable business at adequate rates.

     The property and casualty segment's largest expenditures are for losses and loss adjustment expenses. According to the Insurance Services Office, a supplier of property and casualty statistical information, U.S. property and casualty insurers will report catastrophe losses (excluding expenses) of approximately $10 billion for events occurring in 1998, making 1998 the third-worst year for catastrophe losses in the last 10 years. The Company's exposure to 23 of these catastrophes negatively impacted net income by $19,188,000 or $1.85 per share, net of tax. This amount includes losses and expenses, net of ceded reinsurance.

     The largest storms affecting the Company occurred between May 30 and June 1, in Iowa, Minnesota, South Dakota and Wisconsin. These storms, although individually not large enough to penetrate our catastrophe reinsurance cover of $5,000,000, generated net incurred losses of $4,711,000. Other storms in Iowa and Minnesota, on May 15 and 16, resulted in net incurred losses in excess of $3,647,000. Severe storms occurring in several midwestern states between June 24 and 30, resulted in additional catastrophe net incurred losses of $3,620,000. Hurricane Georges hit Louisiana and Mississippi September 21 through September 28, causing over $4,000,000 in net incurred losses for the Company. Finally, storms occurring November 9 through November 11 in several midwestern states resulted in over $1,200,000 in net incurred losses.

     Experience in the Company's property lines of business deteriorated in 1998, as measured by the loss ratio (net losses incurred divided by net premiums earned). The fire and allied lines loss ratio increased to 73.5 percent, compared to 59.5 percent in 1997 and 66.1 percent in 1996. These are the lines of business most affected by catastrophe losses and include personal and commercial property coverage for homeowners and commercial businesses. Catastrophe activity negatively impacted the Company's reinsurance business as well. The loss ratio for net assumed reinsurance, which constitutes business assumed from other insurance companies, deteriorated to 95.9 percent in 1998, from 59.9 percent in 1997 and 73.2 percent in 1996. The Company's workers' compensation business is also experiencing decreasing underwriting profit. Reserve strengthening in the fourth quarter due to adverse legal decisions contributed to deteriorating workers' compensation experience. In addition, tough competition to retain market share also contributed to the unfavorable results. The Company's corporate workers' compensation claims manager resigned in January 1999, and a search for his replacement is underway. The Company's fidelity and surety business continues to be very profitable, with a loss ratio of 9.9 percent, down from 12.3 percent in 1997 and 12.7 percent in 1996.

     As a profitability measure, the property and casualty industry uses the statutory combined ratio, which is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, plus expenses incurred divided by net premiums written. Generally, if the combined ratio is below 100 percent, the Company experiences an underwriting profit; if it is above 100 percent an underwriting loss exists. In 1998, the segment's combined ratio was 115 percent, compared to 98 percent in 1997 and 104 percent in 1996. The catastrophes discussed above added 11 percent to the 1998 combined ratio.

LIFE INSURANCE SEGMENT

     The Company's life insurance segment had record earnings in 1998. The segment reported net income after consolidating eliminations of $10,614,000, compared to $6,060,000 in 1997. Growth in net premiums earned of $6,064,000, or 32 percent, was a major factor in the favorable results. Much of the premium growth came from the segment's single premium credit life and accident and health products. Management anticipates smaller growth in the life insurance segment's premium income in 1999.

     The life segment's largest expenditure is interest credited to annuities and universal life policies. As new premiums and existing account balances increase, the interest credited to policies will grow proportionately. Losses incurred, resulting primarily from death claims, is the second largest cost incurred by the life insurance segment. In 1998, there were a higher number of death claims and larger benefits were paid out on these claims, as compared with prior years. In addition, an increase in retention from $100,000 to $200,000 per insured, effective January 1, 1995, has increased both premium revenue and losses incurred.

INVESTMENT RESULTS

     Federal Reserve Chairman Dr. Alan Greenspan, described the United States economy as an "oasis of prosperity" in reference to other international economies that slumped in 1998 and experienced financial turmoil, defaults and currency devaluations. The United States experienced moderate economic growth of
3.9 percent, combined with low inflation of 1.6 percent, as declining commodity prices and increased labor productivity led the Dow Jones Industrial Average to a record high of 9374 and lower interest rates. During 1998, interest rates declined over 1 percent for various intermediate and longer-term bond maturities that the Company typically seeks to invest in. For perspective, the 30-year U.S. Treasury bond yield declined to its lowest level ever during the 21 years that it has been offered. This generally lower level of interest rates was partially offset by widening corporate bond spreads over U.S. treasury bonds. Fixed-income purchases in these corporate bonds, which included additional purchases of private placements and higher-yielding medium grade obligations (substantially all United States corporations), minimized the decline in yields added to the investment portfolio. For 1999, we are more conservative with our forecast on economic growth. Concerns of deflation, Year 2000 problems, competitiveness of the new Euro currency/members, and international financial instability are expected to slow United States earnings and economic growth (mostly in the second half) and pose further volatility to the financial markets.

     The Company reported net investment income of $67,928,000, compared to $61,686,000 in 1997. More than 90 percent of the income originates from interest on fixed maturities. The remaining investment revenue is derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans and rent earned from tenants in the Company's home office. The Company's investment yield has remained fairly stable over the three-year period ending in 1998. The yield was 6.5 percent in 1998,
6.6 percent in 1997 and 6.9 percent in 1996.

     Realized gains reported by the Company increased significantly in 1998, growing to $22,796,000 from $2,676,000 in 1997. During the second quarter of the year, the Company took advantage of market conditions and sold some of its equity securities. The proceeds were used to purchase 625,000 shares of its common stock. The sales generated realized gains of $16,858,000, which contributed to the 1998 results. During the third quarter of 1998, 600,000 of the treasury shares were retired and 25,000 shares were contributed to the Company's Employee Stock Ownership Plan.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

PROPERTY AND CASUALTY INSURANCE SEGMENT

     The property and casualty segment had modest premium growth of 2 percent in 1997. Due to a lack of significant catastrophe exposure during 1997 and due to improvements in several lines of business, the segment reported favorable underwriting results. The statutory combined ratio (net losses and net loss adjustment expenses incurred to net premiums earned, plus expenses incurred to premiums written) was 98 percent for the year ended 1997, compared to 104 percent for 1996.

     The loss ratio (net losses incurred divided by net premiums earned) for the Company's automobile lines improved to 66.7 percent in 1997, compared to 83.7 percent in 1996. The other liability line had a loss ratio of 29.1 percent in 1997, compared to 33.4 percent in 1996. The reinsurance line also showed substantial improvement, decreasing to 59.9 percent in 1997 from 73.2 percent in 1996.

     Workers' compensation results deteriorated in 1997, compared to 1996. Net premiums earned decreased $1,883,000, or 8 percent, and the loss ratio rose to
69.4 percent from 50.2 percent in 1996. An increase in claims severity in 1997, as well as continuing rate reductions due to competition contributed to those results.

     Gross direct catastrophe losses were approximately $6,780,000 in 1997. The heaviest storm activity occurred in the states of Iowa, Illinois, Kansas, Wisconsin and Nebraska during the spring, where hail and wind caused approximately $4,106,000 in incurred property damage. The remaining catastrophe activity occurred throughout the year in Louisiana, Arkansas, North Dakota, Colorado and Mississippi. Gross losses incurred on all catastrophes for the years ending 1997, 1996 and 1995 were $8,926,000, $13,350,000 and $13,936,000, respectively. Losses and loss adjustment expenses recovered or recoverable from reinsurers on all catastrophes for the years ending 1997, 1996 and 1995 were $1,313,000, $2,839,000 and $3,119,000, respectively.

     Underwriting and acquisition expenses incurred by the property and casualty segment increased 2 percent to $74,992,000 in 1997, compared to 1996. The
2 percent growth in premium writings produced corresponding moderate increases in expenses such as commissions and other policy-related expenses.

LIFE INSURANCE SEGMENT

     The life segment's earnings decreased $2,071,000 or 26 percent in 1997 compared to 1996. Much of this was attributable to an adjustment to deferred acquisition costs, which resulted in additional amortization of approximately $2,057,000. This adjustment was a result of an acceleration of amortization of prior years' amounts deferred.

     Life insurance losses incurred increased $4,190,000 over 1996, due primarily to an increase in claim activity during the fourth quarter. An increase in retention from $100,000 to $200,000 per insured, effective
January 1, 1995, contributed to the increase in losses. In addition, claims activity had grown due to significant increases in the credit life and credit accident and health blocks of business. The amount of insurance in force in these lines increased by $37,201,000, or 25 percent, in 1997 compared to 1996.

INVESTMENT RESULTS

     Growth in the Company's portfolio of fixed-income securities contributed to the 8 percent increase in investment income in 1997. The 1996 realized gains and other income results included $2,074,000 of interest received in connection with the settlement of a Federal Income Tax Revenue Agent Review for previous tax years.

     Realized gains reported by the life segment decreased by $1,141,000 in 1997 compared to 1996. The larger gains recorded in 1996 were a result of the Company taking advantage of market conditions and selling some of its available-for-sale fixed-income securities.

FINANCIAL CONDITION

INVESTMENTS

     The investment portfolio is comprised primarily of fixed maturity securities and equity securities. The Company's investment strategy is to invest principally in long-term, high-quality securities. As of December 31, 1998, 90 percent of the fixed maturity securities were investment grade (as defined by the National Association of Insurance Commissioners "NAIC" -Securities Valuation Office and having NAIC ratings of Class 1 or Class 2), compared to 93 percent at December 31, 1997. The below-investment-grade holdings present opportunities for much higher returns than with other available debt securities. The below-investment-grade holdings purchased are securities that have the potential for upgrade in the near future. Also, the Company minimizes its risk associated with below-investment-grade securities by monitoring credit risk of the issuers and by spreading the exposure amongst several issuers.

     Fixed maturities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities and all of the Company's equity securities are classified as available-for-sale. The Company does not currently have any securities classified as trading. At December 31, 1998, 65 percent of the fixed maturity portfolio was classified as held-to-maturity compared to 82 percent at December 31, 1997. The held-to-maturity securities are reported at amortized cost, while available-for-sale securities are reported at market value. Unrealized appreciation or depreciation of available-for-sale investments is reflected in a separate component of stockholders' equity.

     Effective January 1, 1999, the Company reclassified a portion of its held-to-maturity investment portfolio to available-for-sale in conjunction with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Generally, reclassifications are allowed only in rare circumstances. However, given the new restrictions that SFAS No. 133 has on hedging interest rate risk for held-to-maturity securities, all companies adopting SFAS No. 133 will be allowed to reassess their held-to-maturity portfolios without "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements, due to the reclassification from held-to-maturity to available-for-sale, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000, and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

     The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging or speculative purposes. During 1998, the Company wrote covered-call options to generate additional portfolio income. At December 31, 1998, options were written on approximately 4 percent of the equity portfolio, compared to nearly 1 percent at December 31, 1997. The Company also has investments in collateralized mortgage obligations (CMO). These securities account for 16 percent of the fixed-income portfolio at December 31, 1998, compared to 22 percent as of December 31, 1997. The decrease was the result of sales and prepayments of CMOs in 1998, which were subsequently replaced with corporate bonds.

OTHER ASSETS

     Deferred acquisition costs constitute the Company's second largest asset, after investments. The total of $67,592,000 represents deferred underwriting and acquisition expenses associated with writing insurance policies. Deferred acquisition costs are amortized over the life of the policies written to attain a matching of revenue to expenses. The Company's life segment generated an increase in deferred acquisition costs of $9,272,000 due to its growth in premium volume. The property and casualty segment's deferred acquisition costs decreased in 1998 by $1,895,000, due to the decrease in premiums written.

     Accounts receivable, all of which pertain to the property and casualty segment, are amounts due from insurance agents and brokers for premiums written, less commissions paid. The balance at December 31, 1998, of $44,868,000 has increased slightly from December 31, 1997. This change in receivables is due to the segment's flat premium growth. The Company has not experienced difficulties in collecting balances from its agents. An allowance for doubtful accounts of $731,000 has been established at December 31, 1998, compared to $1,030,000 at December 31, 1997. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

LIABILITIES

     The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $92,752,000, or 19 percent, between December 31, 1997 and December 31, 1998. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. As these product lines have grown, the future policy benefits have grown proportionately. Claims and settlement expenses which relate to the property and casualty segment also increased in 1998. Direct and assumed reserves established for losses and expenses have increased $19,349,000 to $251,117,000, when compared to December 31, 1997. Of this increase, $4,603,000 relates to the 1998 catastrophe activity. Ceded recoverables on these losses are reflected in assets as reinsurance receivables of $12,910,000.

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity decreased by $20,926,000 to $256,282,000 at December 31, 1998 compared to $277,208,000 at December 31, 1997. Decreases to stockholders' equity include $25,200,000 due to the retirement of 600,000 shares of treasury stock, $6,964,000 of declared dividends and net unrealized depreciation of $10,918,000. Net income increased the Company's stockholders' equity by $23,677,000.

CASH FLOW AND LIQUIDITY

     Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $18,061,000 in 1998, compared to $43,211,000 in 1997. Operating cash flows continue to be ample to meet obligations to policyholders.

     Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $15 million line of credit with a local bank. During 1998, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $3,450,000. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate. There is no loan balance outstanding as of December 31, 1998. Interest expense in connection with the line of credit borrowing was $11,000 in 1998. During 1997, the Company borrowed $1,000,000 against the line of credit for four days.

REGULATION

     The insurance industry is governed by the NAIC, as well as individual state insurance departments. These governing agencies are working on a project to codify insurance statutory accounting practices. Currently, these practices are prescribed in a variety of publications, as well as state laws, regulations, and general administrative rules. The Company expects the State of Iowa to adopt codification by January 1, 2001, and the Company expects the new rules to have a financial effect upon application. The Company has not yet determined this impact. The changes would not affect the accompanying financial statements, which are based on GAAP. Prior to implementation of the codified rules, permitted statutory accounting practices are used when prescribed statutory practices do not address the accounting for transactions. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk- based capital.

     As part of the NAIC and state insurance department's solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1998 and 1997, both the property and casualty and the life segments had capital well in excess of their required levels.

     The Company is not aware of any other current recommendations by the NAIC or other regulatory authorities in the states in which the Company conducts business that, if or when implemented, would have a material effect on the Company's liquidity, capital resources or operations.

IMPACT OF YEAR 2000

     The insurance industry is data intensive and utilizes computer technology extensively. An important issue facing all computer users is the approaching Year 2000. Many computer systems and applications have been designed with two-digit date fields. With the turn of the century, these programs may recognize the Year 2000 as 1900 or not at all.

     The Company has been aware for several years of the technological issues associated with the approaching Year 2000. Beginning in the early 1990s, the Company initiated an informal plan requiring the programming of four-digit date fields in anticipation of the new century. Both the testing phase and third-party vendor contact phase have been conducted through a formal project plan. Testing of the Company's "mission critical systems" was completed by December 31, 1998 and all systems tested were found to be compliant. All other systems will have been tested by the end of 1999. The Company is also reviewing its third-party vendors for Year 2000 compliance and is requiring written acknowledgment of testing and readiness. Third-party institutions providing banking services, including lockbox processing, checking and investment processing have all certified to the Company that their systems are or will be compliant by the end of 1999. The Company will continue to monitor this situation for compliance.

     In addition to systems that the Company uses to conduct its business, the potential problems with the Year 2000 could also affect other aspects of the Company's operations. Such non-information systems include, but are not limited to, purchased worksheet programs, heating and air conditioning units, and building elevators. The Company has addressed all of the secondary systems in its Year 2000 project. Failure of these secondary systems would not have a material impact on the Company's operations.

     Expenses incurred in connection with programming and testing have been expensed as incurred and absorbed into normal operating expenses. The Company estimates that the costs incurred during 1998 in connection with the Year 2000 project have totaled approximately $175,000. The Company believes the remaining costs for Year 2000 compliance will include salaries and overhead for existing company personnel of approximately $175,000 and replacement of hardware of approximately $150,000. Costs incurred prior to 1998 for the Year 2000 effort were salaries of approximately $900,000. No computer hardware or software was purchased specifically to replace non-compliant systems. Since the mid 1990s, any purchases of new hardware or software replacing obsolete systems were required to be Year 2000 compliant.

     The failure of the Company's systems or the systems of its vendors to be compliant with the Year 2000 could result in the incorrect processing of critical financial and operational information. The Company is analyzing its processing in an effort to identify the nature and magnitude of problems that could result from such programming errors. The Company is preparing a contingency plan that will detail alternative processing methods in the event that systems, including secondary systems, fail. The Year 2000 contingency plan is expected to be completed by July 1, 1999.

SUBSEQUENT EVENTS

     The Company and American Indemnity Financial Corporation ("American Indemnity") signed a definitive agreement on March 4, 1999, whereby the Company will purchase all outstanding stock of American Indemnity for approximately $30,600,000 in cash. Common stockholders of American Indemnity would receive approximately $14.60 per share at the closing of the transaction and deferred consideration of $1.00 per share in two years, subject to adjustments relating to indemnities.

     The acquisition is conditioned upon approval by American Indemnity's common shareholders, approvals from insurance regulators in Texas, Colorado and Iowa, where the insurance companies are domiciled, compliance with all applicable provisions of the Hart-Scott-Rodino Antitrust

Improvement Act of 1976 and the expiration of all applicable waiting periods thereunder and certain other customary conditions. It is anticipated that the acquisition will be complete by June 30, 1999.

CHAIRMAN'S REPORT

     Last year, your Company's earnings were down 18 percent to $23,677,000 or $2.28 per share, compared to $28,732,000 or $2.68 per share for 1997. Poor underwriting results in your Company's property and casualty business were partially offset by an outstanding year for United Life Insurance Company and gains realized on the sale of securities. Neither Mother Nature nor the god who controls casualty claims was very kind to us.

     Direct catastrophe losses in 1998 amounted to $21,000,000 compared with less than $7,000,000 in 1997. In four of those storms, your Company's losses exceeded $3,000,000. The two most noteworthy were the tornado that destroyed the small town of Spencer, South Dakota, on May 30 and September's Hurricane Georges. In Spencer, we estimate we had insured at least one of every four buildings destroyed. It's too bad we don't have that kind of market penetration in Cedar Rapids, Kansas City or Lincoln. That storm cost your Company more than $4,500,000. Hurricane Georges made landfall near Pascagoula, Mississippi, on September 27, and cost your Company over $4,000,000 in both direct and reinsurance losses.

     Just as in 1992 when Mother Nature decided to teach the insurance business a lesson with Hurricane Andrew, our casualty experience was not very good, particularly workers' compensation, which had a 78.3 percent loss ratio. Apparently, the God of Casualty Claims decided we needed a dose of humility. The deterioration in our workers' compensation experience was the result of a combination of reckless competition, renewed inflation in health care costs and management shortcomings. The management problems have been addressed, the other problems may take a little longer. Workers' Compensation is too important a line to walk away from.

     The result was a statutory combined ratio on our property and casualty operations of 115 percent, 17 points worse than the preceding year and our worst underwriting results since 1992. For once, we did not do better than the industry whose combined ratio is estimated by A.M. Best at 105 percent, although it is our impression that most companies with a heavy Midwest exposure did not do nearly that well. Written premiums actually declined 3 percent to $221,000,000 and what is even more disturbing, written premiums were down 5 percent in Iowa to only $39,000,000.

     As stockholders, your natural question should be, "Is 1999 going to be any better?" I certainly hope so, but maybe I should answer that question by quoting those immortal words mumbled by our illustrious President: "That depends on what your definition of "is" is."

     Fortunately, a lousy year in property and casualty insurance was offset by an outstanding year for United Life Insurance Company, which had record earnings of $10,614,000. Statutory premiums increased 30 percent to $155,000,000 and United Life added over $100,000,000 in assets. It earned a 13-percent return on equity, which is just about in line with the big boys.

     Of the $155,000,000 in statutory premiums, $120,000,000 were annuities. Among the Iowa-based companies including companies like Aegon, the Principal and the Equitable - your Company was the second largest annuity writer in Iowa in 1997, the latest year for which figures are available. We are confident we maintained that position in 1998. We now have over $400,000,000 in annuity reserves on which we have been able to maintain our spreads, even in an environment of declining interest rates. Last year, we earned a 7.7-percent return on the average invested assets in United Life, only ten basis points less than the year before.

     A couple years ago, an analyst for one of the omniscient rating agencies scolded us for becoming an "asset accumulator" We were dumbfounded. We never realized having an extra half-billion dollars lying around and the earnings off that money was such a bad thing!

     Bottom line, in 1998, your Company earned $23,677,000 or $2.28 per share, compared to $28,732,000 or $2.68 per share the year before (approximately 636,000 or 6 percent of the shares outstanding were retired during 1998). Last year's earnings included $22,796,000 in realized investment gains, which amounted to 96 percent of our total earnings, compared to only $2,676,000, or less than 10 percent of earnings the year before. We recall hearing something about "irrational exuberance" and thought it might be prudent to take some of the profits we had in our stock portfolio. Unfortunately, that means our operations contributed very little to our bottom line as the good earnings of our life insurance business were offset by the losses in our property and casualty business.

     Thanks to the hard work of Spike Hulit and his team at the Addison Insurance Company, we completed, in August, a month ahead of schedule, the transfer of our Lombard, Illinois operation to Cedar Rapids and the reorganization of our Midwest operations, with Lincoln assuming responsibility for North and South Dakota. As a result, we were able to reduce our payroll by approximately 20 employees. Not only is it gratifying to be able to report we were able to realize substantial savings by this move, we were pleased with the number of our Lombard staff who decided to stay with us and move to Cedar Rapids. Spike did an outstanding job of selling Cedar Rapids. Maybe that is one of the advantages of not being from here. Of course, a good salesman can sell anything and Spike is a very good salesman.

     To those who have visited our Web Site at "www.unitedfiregroup.com," the cover for this year's report should look familiar. We used the graphics from our Internet Home Page. Technologically, we believe our Internet project, which went live October 1, is one of the most innovative and exciting things we have ever done. It is an interactive site through which more than 400 agents can secure quotations for commercial insurance and current claim and account information. Colleen Sova and her team did an outstanding job.

     In retrospect, maybe we should have changed the name of the Company to "unitedfiregroup.com." If we had, perhaps our price/earnings ratio would be 400 instead of 11 and no one would care whether we made any money or not.

     During its development, I stayed as far away from the project and the people working on it for as long as I could. I didn't want to screw it up. But, as the project neared completion, my curiosity got the better of me. One day, I saw a sign directing the Beta Test Agents to our computer lab. I couldn't resist the temptation. Later, I went downstairs and quietly slipped into a chair in the back of the room. The minute I sat down, the whole system froze up and it took our people the rest of the day to get it operating again. It works much better now.

     The property and casualty business is notoriously cyclical. Many investment gurus counsel their clients to play that cycle and buy insurance stocks when the underwriting cycle reaches its nadir or, better yet, before it turns. One problem I have with that approach is that after more than 50 years in the business, I know less about that cycle now than I did when I started. However, it might be interesting to look at what some savvy insurance investors are doing.

     Last June, Warren Buffett announced he would increase his interest in the insurance business by buying General Reinsurance. He was so interested in doing the deal, he broke one of his own rules and used something, if you believe everything he says, that he thinks is better than cash - Berkshire-Hathaway stock - to pay for it.

     Another transaction that caught our attention was CIGNA's decision to exit the property and casualty business and sell it to ACE Ltd., a smart, aggressive insurance company with global ambitions. While we are not personally familiar with ACE, based in Bermuda, we understand it's run by some very capable refugees from the AIG. It's been our observation that anytime you can bet against CIGNA, it's usually a good way to make some money.

     Also, W.R. Berkley, an insurance holding company, put its 10 regional property and casualty companies up for sale. This bothered us; we know Bill Berkley, we compete against a number of his companies and he's a good operator. We thought, for a while, that maybe he knew something we didn't. We were relieved when a couple months ago he announced he was taking them off the market and reorganizing them, something we could never understand why he hadn't done years ago.

     With property and casualty premiums increasing at only 1 to 2 percent and underwriting results continuing to deteriorate, consolidation in the property and casualty business continues to accelerate. Last year, we commented on some of the mergers which were of particular interest to us. This year, there have been so many that we've lost track. Unfortunately, many of the deals are being done for stock so the capacity in the industry is not being reduced.

     No commentary on the year before the year that ends the millennium (although we all know the millennium won't really end until December 31, 2000) would be complete without a few words about those three little symbols "Y2K." Because of the long-term nature of some of the surety bonds we write and our life products, our programmers started working on upgrading our systems in the early 1990s and have tested our systems again and again. The latest test of critical systems was completed in December 1998 and all systems tested passed with flying colors.

     Rather than our systems, my concern is about all those people who have made a career of sending out stupid questionnaires about "Y2K" and then harassing people when they don't answer their stupid questions. I must admit, I'm looking forward to January 1, 2000, when, hopefully, they will all be unemployed. Alas, I know I'll be disappointed. Given the bureaucratic nature of our society, I'm confident they will find something equally unproductive to do.

     At its August 21, 1998, meeting, your Board of Directors adopted a non-qualified stock option plan. Normally, this would not be good news to stockholders, as such plans are often used by management to enrich itself at the expense of stockholders. This is not why we adopted our plan. It is my hope that this plan will be primarily used as a reward and incentive for our good insurance technicians and middle management - underwriters, claims people, programmers, etc. - who may not be adequately compensated under conventional salary administration plans, the people upon whom the Company depends for its future success.

     This year, for the first time, we applied for a Standard & Poor's rating and were pleased when they rated all our insurance companies A+. This was particularly gratifying for we had always believed there was a size bias in S&P's approach to rating insurance companies.

     For the sixth consecutive year, Ward Financial Group, a highly recognized firm of insurance consultants, named your Company one of the 50 outstanding property and casualty companies in the United States, based on performance and security.

     On May 19, your Board of Directors increased the dividend on your stock 6 percent to $.68 per share.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. The Company's primary market risk exposure is changes in interest rates, although the Company has some exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

     The active management of market risk is integral to the Company's operations. Investment guidelines are in place that define the overall framework for managing the Company's market and other investment risks, including accountability and controls. In addition, the Company has specific investment policies for each of its subsidiaries that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements. In response to market risk, the Company may respond by rebalancing its existing asset portfolio, or by changing the character of future investment purchases.

     The Company's interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. One of the measures that the Company uses to quantify this exposure is duration, which relates primarily to the life insurance segment and measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. The Company's life segment had $401,000,000 in deferred annuity liabilities that are specifically allocated to fixed-income securities. The management of these investments concentrates mostly upon the proper matching of the duration of the deferred annuity obligations and that of the assets supporting these obligations. This is done by projecting asset and liability cash flows under a variety of market interest-rate scenarios. Duration is calculated by revaluing these cash flows at alternative levels of interest rates, and determining the change in discounted value from that developed using current market interest rates. The projections include assumptions regarding asset prepayment and extension risk, and the effect of varying market interest rate conditions on lapse and partial withdrawal activity. Based upon these projections, at current levels of interest rates, the duration of the assets supporting deferred annuity liabilities is 0.18 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, this difference would be expected to widen to 1.06 years.

     Based upon the information and assumptions in effect at December 31, 1998, management estimates that an immediate increase of 100 basis points in interest rates for all of its interest-sensitive financial instruments would result in a net hypothetical loss in fair value of $20,092,000, net of tax. The Company has included corresponding changes in certain deferred annuity liabilities in this sensitivity analysis. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

     To the extent that actual results differ from the assumptions utilized, the Company's duration and rate increase measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

     Foreign currency exchange rate risk arises from the possibility that changes in foreign currency exchange rates will affect the fair value of financial instruments. The Company has limited foreign currency exchange rate risk in its transactions with foreign reinsurers. This activity relates to the settlement of amounts due to/from foreign reinsurers in the normal course of business. Management considers this risk to be immaterial to the Company's operations.

     Equity price risk is the potential loss arising from changes in the fair value of equity securities. Assuming an immediate decrease in market prices of 10 percent for equity securities, the hypothetical loss in fair value is estimated to be $11,108,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           1998              1997
------------------------------------------------------------------------------------------------------------------------
INVESTMENTS (Notes 2 and 3)
  Fixed maturities
    Held-to-maturity, at amortized cost (market value $626,180 in 1998
    and $709,867 in 1997)                                                                  $  591,237        $  677,360
    Available-for-sale, at market (amortized cost $320,171 in 1998
    and $145,019 in 1997)                                                                     321,966           146,932
  Equity securities (cost $23,450 in 1998 and $26,296 in 1997)                                111,076           128,698
  Mortgage loans                                                                                2,777             2,862
  Policy loans                                                                                  8,707             8,405
  Other long-term investments, at market (cost $11,517 in 1998
  and $9,000 in 1997)                                                                          14,368            12,448
  Short-term investments                                                                       33,985            19,195
------------------------------------------------------------------------------------------------------------------------
                                                                                           $1,084,116        $  995,900

CASH AND CASH EQUIVALENTS                                                                           -             2,378
ACCRUED INVESTMENT INCOME (Note 3)                                                             16,130            14,159
ACCOUNTS RECEIVABLE, (net of allowance for doubtful accounts
of $731 in 1998 and $1,030 in 1997)                                                            44,868            44,060
DEFERRED POLICY ACQUISITION COSTS                                                              67,592            60,215
PROPERTY AND EQUIPMENT, primarily land and buildings, at cost,
less accumulated depreciation of $15,984 in 1998 and $15,781 in 1997                           13,334            14,443
REINSURANCE RECEIVABLES (Note 5)                                                               12,910            14,430
PREPAID REINSURANCE PREMIUMS                                                                    2,923             4,064
INTANGIBLES                                                                                       817             1,082
INCOME TAXES RECEIVABLE (Note 8)                                                                3,757                 -
OTHER ASSETS                                                                                    4,147             7,191
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $1,250,594        $1,157,922
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses (Notes 5 and 6)
    Property and casualty insurance                                                          $251,117          $231,768
    Life insurance (Note 3)                                                                   575,189           482,437
  Unearned premiums                                                                           116,418           108,296
  Accrued expenses and other liabilities                                                       18,922            18,373
  Employee benefit obligations (Note 9)                                                         9,813             8,665
  Income taxes payable (Note 8)                                                                     -             3,307
  Deferred income taxes (Note 8)                                                               22,853            27,868
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            $994,312          $880,714
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $3.33 1/3 par value; authorized 20,000,000 shares; (Note 12)
  10,091,721 shares issued and outstanding in 1998
  10,727,322 shares issued and outstanding in 1997                                           $ 33,639          $ 35,758
  Additional paid-in capital                                                                    7,927             9,331
  Retained earnings (Note 7)                                                                  155,421           161,906
  Accumulated other comprehensive income, net of tax                                           59,295            70,213
------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   $256,282          $277,208
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $1,250,594        $1,157,922
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


     The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


----------------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands Except Per Share Data and Number of Shares)
----------------------------------------------------------------------------------------------------------------------------
                                                                      1998                  1997                 1996
----------------------------------------------------------------------------------------------------------------------------
REVENUES
  Net premiums earned (Note 5)                                   $ 245,727             $ 244,939            $ 234,797
  Investment income, net (Note 2)                                   67,928                61,686               56,936
  Realized investment gains and other income (Note 2)               22,796                 2,676                6,726
  Commission and policy fee income                                   1,815                 1,829                1,815
----------------------------------------------------------------------------------------------------------------------------
                                                                 $ 338,266             $ 311,130            $ 300,274
----------------------------------------------------------------------------------------------------------------------------
BENEFITS, LOSSES AND EXPENSES
  Losses and settlement expenses                                 $ 191,388             $ 159,199            $ 161,293
  Increase in liability for future policy benefits                   3,707                 5,016                8,817
  Amortization of deferred policy acquisition costs                 47,892                50,269               48,364
  Other underwriting expenses                                       40,315                35,968               33,722
  Interest on policyholders' accounts                               26,568                22,510               20,701
----------------------------------------------------------------------------------------------------------------------------
                                                                 $ 309,870             $ 272,962            $ 272,897
----------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                      $ 28,396              $ 38,168             $ 27,377
  Federal Income Taxes (Note 8)                                      4,719                 9,436                5,417
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                      $ 23,677              $ 28,732             $ 21,960
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Earnings per common share (Note 12)                                $  2.28               $  2.68              $  2.04
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (Note 12)            10,393,930            10,727,440           10,773,591
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share (Note 12)                 $  0.67               $  0.63              $  0.60
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

     The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


-----------------------------------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands Except Per Share Data and Number of Shares)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                    Other
                                                             Additional                         Comprehensive
                                               Common         Paid-In          Retained        Income, Net of
                                               Stock          Capital          Earnings            Tax (1)             Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995                 $36,098         $12,031         $124,430             $ 36,194          $208,753
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                    -               -             21,960                  -              21,960
  Change in net unrealized
  appreciation, net of
  applicable income taxes                       -               -                -                  6,631             6,631
-----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                                                                         28,591
  Cash dividend declared on
  common stock $.60 per share                   -               -             (6,457)                 -              (6,457)
  Purchase and retirement of
  101,958 shares of common stock               (339)         (2,689)                      -                     -    (3,028)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                 $35,759         $ 9,342         $139,933             $ 42,825          $227,859
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                    -               -             28,732                  -              28,732
  Change in net unrealized
  appreciation, net of
  applicable income taxes                       -               -                -                 27,388            27,388
-----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                                                                         56,120
  Cash dividend declared on
  common stock $.63 per share                   -               -             (6,759)                 -              (6,759)
  Purchase and retirement of
  390 shares of common stock                     (1)            (11)             -                    -                 (12)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                 $35,758         $ 9,331         $161,906             $ 70,213          $277,208
-----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                    -               -             23,677                  -              23,677
  CHANGE IN NET UNREALIZED
  APPRECIATION, NET OF
  APPLICABLE INCOME TAXES                       -               -                -                (10,918)          (10,918)
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL COMPREHENSIVE INCOME                                                                                        $12,759
  CASH DIVIDEND DECLARED ON
  COMMON STOCK $.67 PER SHARE                   -               -             (6,964)                 -              (6,964)
  PURCHASE AND RETIREMENT OF
  635,601 SHARES OF COMMON STOCK             (2,119)         (1,404)         (23,198)                 -             (26,721)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                 $33,639         $ 7,927         $155,421             $ 59,295          $256,282
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) At December 31, 1998, 1997 and 1996, items in the accumulated other comprehensive income column include cumulative adjustments for unrealized appreciation (depreciation) net of tax on available-for-sale securities and other long-term investments of $19,008,000, $2,014,000 and $5,395,000, respectively. The gross change in net unrealized appreciation (depreciation) on available-for-sale securities and other long-term investments at December 31, 1998, 1997 and 1996 of $(16,217,000),
     $42,187,000 and $10,149,000, respectively, is recorded net of income taxes (benefit) of $(5,299,000), $14,799,000 and $3,518,000, respectively.


The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 1998                    1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                                                   $ 23,677                $ 28,732             $ 21,960
-----------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
provided by operating activities
  Net bond discount accretion                                                 (1,428)                   (307)                (489)
  Depreciation and amortization                                                   468                   1,117                2,104
  Realized investment gains                                                  (22,793)                 (2,610)              (4,651)
  Realized gain on sale of property                                               (3)                       -                  (2)
  Changes in:
     Accrued investment income                                                (1,971)                 (1,964)                (678)
     Accounts receivable                                                        (808)                   (627)              (4,813)
     Deferred policy acquisition costs                                        (7,377)                 (4,132)              (3,413)
     Reinsurance receivables                                                    1,520                 (1,940)              (1,793)
     Prepaid reinsurance premiums                                               1,141                     165                (577)
     Income taxes receivable/payable                                          (7,064)                   4,016                  296
     Other assets                                                               3,044                    (53)                   23
     Future policy benefits and losses, claims and settlement                  20,258                  16,652               32,105
       expenses
     Unearned premiums                                                          8,122                   3,288                8,196
     Accrued expenses and other liabilities                                       549                 (1,454)              (3,640)
     Employee benefit obligations                                               1,148                   1,901                1,071
     Deferred income taxes                                                        609                     427              (1,778)
    Other, net                                                                (1,031)                       -                    -
-----------------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                         $ (5,616)                $ 14,479             $ 21,961
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                  $ 18,061                $ 43,211             $ 43,921
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                       $ 78,471                $ 27,390             $ 35,251
  Proceeds from call and maturity of held-to-maturity investments             101,180                  62,834               67,696
  Proceeds from call and maturity of available-for-sale                        31,084                   5,298               10,562
    investments
  Proceeds from sale of other investments                                      38,956                  62,189               19,012
  Purchase of investments held-to-maturity                                   (14,461)                (89,519)            (127,982)
  Purchase of investments available-for-sale                                (258,744)               (105,408)             (30,872)
  Purchase of other investments                                              (55,972)                (53,429)             (28,149)
  Proceeds from sale of property and equipment                                  3,009                   1,942                  735
  Purchase of property and equipment                                          (2,120)                 (4,619)              (1,961)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                     $(78,597)               $(93,322)            $(55,708)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts                $158,491                $127,644             $ 96,890
     Withdrawals from investment and universal life type                     (66,648)                (82,881)             (68,212)
       contracts
  Purchase and retirement of common stock                                    (26,721)                    (12)              (3,028)
  Payment of cash dividends                                                   (6,964)                 (6,651)              (6,472)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                  $ 58,158                $ 38,100             $ 19,178
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                        $ (2,378)               $(12,011)               $7,391
Cash and Cash Equivalents at Beginning of Year                                  2,378                  14,389                6,998
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $ -                  $2,378             $ 14,389
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


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

    The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries, United Life Insurance Company, Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency and UFC Premium Finance Company. All material intercompany items have been eliminated in consolidation.

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

     Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 1998 financial statement presentation.

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

     Unpaid losses and settlement expenses are based on estimates of reported and unreported claims and related settlement expenses. While management believes the reserve for claims and settlement expenses is adequate, the reserve is continually reviewed and, as adjustments become necessary, they are reflected in current operations. Changes in assumptions used in estimating reserves could cause the reserves to change in the near term.

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

     The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred and are being amortized to income over the premium paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross margins to the expected total gross margins. The expected premium revenue and gross margins are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For nontraditional policies, changes in the amount or timing of expected gross margins will result in adjustment to the cumulative amortization of these costs. If the unrealized gains or losses on fixed-income securities carried at fair value would result in an adjustment to deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as a reduction of the unrealized gains or losses included in stockholders' equity. As of December 31, 1998, an adjustment to reduce deferred policy acquisition costs of $726,000 was made with a corresponding decrease to accumulated other comprehensive income. There was no adjustment in 1997.

     Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 4.5 percent to 8.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal-life-type and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon statutory reserves.

     Policy claim liabilities are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change in the near term.

     The Company expects to realize a spread of approximately 1.6 percent to 2.0 percent between interest earned and interest credited on its Universal Life Plans and deferred annuities, for which the liability is equal to total policy account values plus deferred front-end loads.

INVESTMENTS

     Investments in held-to-maturity fixed-income securities are recorded at amortized cost. The Company has the ability and intent to hold these investments until maturity. If, however, a permanent impairment occurs in a security, the Company writes the security down to the new value. Available-for-sale fixed-income securities, equity securities and other long-term investments are recorded at fair value. Mortgage loans are recorded at the unpaid balance amount. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 1998 and 1997, are securities on deposit with various regulatory authorities as required by law with carrying values of $651,173,000 and $543,801,000, respectively.

     Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation, resulting from available-for-sale fixed-income securities, equity securities, other long-term investments and certain life deferred policy acquisition costs are reported as direct increases or decreases in stockholders' equity, less applicable income taxes.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Negative cash balances are included in accrued expenses and other liabilities. Income taxes paid during 1998, 1997 and 1996 were $11,201,000, $5,789,000 and $8,201,000, respectively. The Company received
$2,074,000 in interest on Federal Income Taxes in 1996. There were no other significant payments of interest other than interest credited on policyholders' accounts in 1998, 1997 or 1996.

PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets.

AMORTIZATION OF INTANGIBLES

     Intangibles, including goodwill and agency relationships, are being amortized by the straight-line method over periods of up to 28 years.

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

ACCOUNTING CHANGES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 1997. This standard supersedes APB Opinion No. 15 "Earnings Per Share" and simplifies the standards for computing and presenting earnings per share ("EPS"). Under the new standard, the presentation of primary EPS has been replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options. The presentation of fully diluted EPS has been replaced with a presentation of diluted EPS, which is calculated in a similar fashion to how fully diluted EPS had been computed. This standard did not have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," effective December 31, 1997. SFAS No. 129 contains disclosure requirements including liquidation preferences of preferred stock, rights and privileges of the outstanding equity securities and the redemption amounts for all issues of capital stocks that are redeemable. SFAS No. 129 did not have a material effect on the Company's Consolidated Financial Statements or Notes to

Consolidated Financial Statements.

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components, which includes items previously recorded directly in equity, such as unrealized gains or losses on available-for-sale securities. The impact of adopting SFAS No. 130 requires additional disclosure in the Consolidated Financial Statements and does not result in a material effect on the Company's Consolidated Financial Statements. See Consolidated Statement of Stockholders' Equity.

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments effective December 31, 1998. See Note 10 of the Notes to Consolidated Financial Statements.

     Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new statement standardizes the disclosure requirements for these benefit plans. See Note 9 of the Notes to Consolidated Financial Statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The new statement requires all derivatives (including certain derivative instruments imbedded in other contracts) to be recorded on the balance sheet as either an asset or a liability at fair value and establishes special accounting for certain types of hedges. The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging or speculative purposes. However, as part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements due to the reclassification from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

     In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," effective for fiscal years beginning after December 15, 1998. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets presenting future recoveries of assessments through premium tax offsets or policy surcharges. The SOP was issued to reduce diversity in practice and to improve comparability and disclosure. Under SOP 97-3, the Company will estimate its liabilities for insurance-related assessments, as opposed to recording the liability and expense when notified by insurance regulators. This change in timing is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation and operations stage of an internal-use computer software development project be expensed as incurred. The SOP will change the timing of the Company's software development expenses and the impact is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," is effective for financial statements for fiscal years beginning after June 15, 1999. The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

NOTE 2.  SUMMARY OF INVESTMENTS


     A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, equity securities and other long-term investments as of December 31, 1998 and 1997 is as follows.

-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998                                                                                (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Gross            Gross
                                                                      Amortized        Unrealized       Unrealized            Fair
Type of Investment                                                         Cost      Appreciation     Depreciation           Value
-----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations                            $ 22,152             $ 489              $ -        $ 22,641
        Mortgage-backed securities                                       13,923             1,211                -          15,134
        All others                                                        1,773               427                -           2,200
      States, municipalities and political subdivisions                 218,465            15,495               21         233,939
      Foreign                                                             6,480               449                -           6,929
      Public utilities                                                   51,466             2,323                -          53,789
      Corporate bonds
        Collateralized mortgage obligations                              86,382             4,109              753          89,738
        All other corporate bonds                                       190,596            11,548              334         201,810
-----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                                 $591,237           $36,051           $1,108        $626,180
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations                            $ 31,054           $ 1,347              $ -        $ 32,401
        Mortgage-backed securities                                           45                 3                -              48
        All others                                                        9,814               155               37           9,932
      States, municipalities and political subdivisions                  53,645             1,286               69          54,862
      All foreign bonds                                                  11,734                 -              937          10,797
      Public utilities                                                   26,198               295               88          26,405
      Corporate bonds
        Collateralized mortgage obligations                               6,162               296                -           6,458
        All other corporate bonds                                       181,519             2,865            3,321         181,063
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                              $320,171           $ 6,247           $4,452        $321,966
-----------------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                                    $3,525           $ 9,408         $ -             $ 12,933
     Banks, trust and insurance companies                                 9,092            53,628                -          62,720
     All other common stocks                                              9,992            24,631              324          34,299
   Nonredeemable preferred stocks                                           841               289                6           1,124
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                             $ 23,450           $87,956            $ 330        $111,076
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                               $343,621           $94,203           $4,782        $433,042
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Other long-term investments                                            $ 11,517           $ 2,894             $ 43        $ 14,368
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997                                                                          (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Gross            Gross
                                                                      Amortized        Unrealized       Unrealized            Fair
Type of Investment                                                         Cost      Appreciation     Depreciation           Value
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations                            $ 27,058             $ 528             $ 48        $ 27,538
        Mortgage-backed securities                                       19,270             1,826                1          21,095
        All others                                                        3,382               347                7           3,722
      States, municipalities and political subdivisions                 230,959            13,787              230         244,516
      Foreign                                                             6,827               370                -           7,197
      Public utilities                                                   84,192             1,690               24          85,858
      Corporate bonds
        Collateralized mortgage obligations                              92,864             4,065              365          96,564
        All other corporate bonds                                       212,808            10,994              425         223,377
-----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                                 $677,360          $ 33,607           $1,100        $709,867
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations                            $ 48,256            $1,666             $ 86        $ 49,836
        Mortgage-backed securities                                        56                    5                -              61
        All others                                                        9,642               168                -           9,810
      States, municipalities and political subdivisions                  26,360               536                1          26,895
      All foreign bonds                                                   4,046                 -              116           3,930
      Public utilities                                                    1,206                 5                7           1,204
      Corporate bonds
        Collateralized mortgage obligations                              13,953               273              785          13,441
        All other corporate bonds                                        41,500               706              451          41,755
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                              $145,019            $3,359           $1,446        $146,932
-----------------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                                    $3,525            $6,958         $ -             $ 10,483
     Banks, trust and insurance companies                                12,005            71,734                -          83,739
     All other common stocks                                              9,921            23,783              219          33,485
   Nonredeemable preferred stocks                                           845               153                7             991
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                             $ 26,296          $102,628            $ 226        $128,698
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                               $171,315          $105,987           $1,672        $275,630
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Other long-term investments                                              $9,000            $3,454             $  6        $ 12,448
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


-------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998                         Held-to-maturity                      Available-for-sale
-------------------------------------------------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value        Amortized Cost        Fair Value
-------------------------------------------------------------------------------------------------------------------------
Due in one year or less                        $  9,191            $  9,346            $    119             $    119
Due after one year through five years           142,424             150,372              32,827               32,188
Due after five years through ten years          132,865             142,668             135,855              134,818
Due after ten years                             184,300             196,281             114,109              115,934
Mortgage-backed securities                       13,923              15,134                  45                   48
Collateralized mortgage obligations             108,534             112,379              37,216               38,859
-------------------------------------------------------------------------------------------------------------------------
                                               $591,237            $626,180            $320,171             $321,966
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------



     Proceeds from sales of available-for-sale investments during 1998, 1997 and 1996 were $78,471,000, $27,390,000, and $35,251,000, respectively. Gross gains of $23,208,000, $3,242,000, and $3,499,000, respectively, were realized on those sales. Gross losses of $385,000, $15,000 and $342,000, respectively, were realized on those sales in 1998, 1997 and 1996.

     A summary of realized investment gains (losses) resulting from sales, calls and maturities and net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.


------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
   Fixed maturities                                                                $    (145)        $   (401)       $  2,966
   Equity securities                                                                  22,448            3,011           1,843
   Other investments                                                                     493                -           (158)
------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 22,796          $  2,610          $4,651
------------------------------------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation
   Available-for-sale fixed maturities,
   equity securities and other long-term investments                               $(15,491)         $ 42,187        $ 10,149
   Other                                                                               (726)                -               -
   Income taxes                                                                       5,299           (14,799)         (3,518)
------------------------------------------------------------------------------------------------------------------------------
                                                                                   $(10,918)         $ 27,388          $6,631
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation
(depreciation), fixed maturities                                                   $  2,318         $ 18,432       $(16,483)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


     The net investment income for the years ended December 31, 1998, 1997 and 1996 is composed of the following.


------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                1998           1997              1996
------------------------------------------------------------------------------------------------------------------------------
Investment income
   Interest on fixed maturities                                                     $ 63,748       $ 56,837          $ 53,459
   Dividends on equity securities                                                      2,571          2,526             2,352
   Interest on other long-term investments                                             2,867          3,228             1,819
   Interest on mortgage loans                                                            218            226               232
   Interest on policy loans                                                              666            616               571
   Other                                                                               2,480          1,832             1,653
------------------------------------------------------------------------------------------------------------------------------
   Total investment income                                                          $ 72,550       $ 65,265          $ 60,086
   Less investment expenses                                                            4,622          3,579             3,150
------------------------------------------------------------------------------------------------------------------------------
    Investment income, net                                                           $ 67,928       $ 61,686          $ 56,936
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimated the fair value of its financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

     In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Market values for collateralized mortgage obligations were provided by various data vendors. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management's opinion, these values reflect fair value at December 31, 1998 and 1997.

     The estimated fair value of mortgage loans was based on the estimated discounted future cash flows using 6.25 percent at December 31, 1998, and 1997.

     The book value of policy loans is considered to be fair value as the interest rate is fixed and, in management's opinion, the interest rates in the existing portfolio are comparable to current policy loan interest rates.

     For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

     The fair value of the liabilities for annuity products, which are in a benefit payment phase, guaranteed investment contracts and structured settlements are based on a discount rate of 6.25 percent at December 31, 1998 and 1997. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

     A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 1998 and 1997 is as follows.

----------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                      1998                                1997
----------------------------------------------------------------------------------------------------------------------------
                                                              FAIR         CARRYING              Fair           Carrying
Assets                                                       VALUE           VALUE               Value           Value
----------------------------------------------------------------------------------------------------------------------------
Investments
   Held-to-maturity fixed maturities                         $626,180         $591,237           $709,867          $677,360
   Available-for-sale fixed maturities                        321,966          321,966            146,932           146,932
   Equity securities                                          111,076          111,076            128,698           128,698
   Mortgage loans                                               2,857            2,777              3,126             2,862
   Policy loans                                                 8,707            8,707              8,405             8,405
   Other long-term investments                                 14,368           14,368             12,448            12,448
   Short-term investments                                      33,985           33,985             19,195            19,195
Other Assets
   Accrued investment income                                   16,130           16,130             14,159            14,159
----------------------------------------------------------------------------------------------------------------------------
Liabilities
----------------------------------------------------------------------------------------------------------------------------
Policy Reserves
   Annuity (Accumulations)                                   $382,741         $400,869           $300,035          $313,118
   Annuity (On-Benefits)                                        2,998            2,905              2,955             2,702
   Structured settlements                                         443              738                450               702
   Guaranteed investment contracts                              2,129            2,150              1,914             1,920
----------------------------------------------------------------------------------------------------------------------------



NOTE 4.   SHORT-TERM BORROWINGS

     The Company maintains a $15 million line of credit with a local bank. During 1998, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $3,450,000. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate. There is no loan balance outstanding as of December 31, 1998. Interest expense in connection with the line of credit borrowing was $11,000 in 1998. During 1997, the Company borrowed $1,000,000 against the line of credit for four days.

NOTE 5.  REINSURANCE

PROPERTY AND CASUALTY SEGMENT

     The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Earned premiums ceded were $22,349,000, $25,716,000 and $27,106,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company believes all amounts are collectible with regard to reinsurance receivables. There are no concentrations of credit risk associated with reinsurance.

     The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Assumed premiums earned for the years ended December 31, 1998, 1997 and 1996 were $33,571,000, $40,198,000 and $38,545,000, respectively.

LIFE SEGMENT

     United Life Insurance Company follows the policy of reinsuring that portion of the risk in excess of $200,000 on the life of any individual. Policy benefit reserves and claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life Insurance Company is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims and is contingently liable for ceded insurance in force of $358,022,000 and $339,430,000 at December 31, 1998 and 1997, respectively. Approximately 54 percent of ceded life insurance in force has been ceded to two reinsurers. The Company believes all amounts are collectible with regard to reinsurance receivables.

NOTE 6.  LIABILITY FOR PROPERTY AND CASUALTY LOSSES AND SETTLEMENT EXPENSES

    The table below provides an analysis of changes in losses and LAE reserves for 1998, 1997 and 1996 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Loss and LAE development on claims occurring in prior years benefited underwriting profit (before tax) by $26,615,000 in 1998 and $33,544,000 in 1997. These gains are due in part to the effects of settling reported (case) and unreported (IBNR) reserves from claims established in prior years for less than expected.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at beginning of year                                              $ 231,768       $ 221,207
   Less reinsurance receivables                                                                         12,856          11,331
-------------------------------------------------------------------------------------------------------------------------------
Net liability for losses and LAE at beginning of year                                                $ 218,912       $ 209,876
Provision for losses and LAE for claims occurring in the current year                                  206,603         183,723
Decrease in estimated losses and LAE for claims occurring in prior years                              (26,615)        (33,544)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $ 398,900       $ 360,055
-------------------------------------------------------------------------------------------------------------------------------
Losses and LAE payments for claims occurring during
   Current year                                                                                        $92,906         $79,449
   Prior years                                                                                          62,988          61,694
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $ 155,894       $ 141,143
-------------------------------------------------------------------------------------------------------------------------------
Net liability for losses and LAE at end of year                                                      $ 243,006       $ 218,912
  Plus reinsurance receivables                                                                           8,111          12,856
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at end of year                                                    $ 251,117       $ 231,768
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


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

NOTE 7. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDEND AND RETAINED EARNINGS RESTRICTIONS

     Statutory stockholders' surplus and net income at December 31, 1998, 1997 and 1996 and for the years then ended are as follows.


------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                                          Statutory
                                                                                      Stockholders'                Statutory
                                                                                          Surplus                  Net Income
------------------------------------------------------------------------------------------------------------------------------
1998
   PROPERTY AND CASUALTY                                                                    $202,342                  $ 9,990
   LIFE, ACCIDENT AND HEALTH                                                                  53,038                    2,052
------------------------------------------------------------------------------------------------------------------------------
1997
   Property and casualty                                                                    $231,326                  $23,627
   Life, accident and health                                                                  53,095                    2,331
------------------------------------------------------------------------------------------------------------------------------
1996
   Property and casualty                                                                    $177,263                  $ 9,202
   Life, accident and health                                                                  49,491                    3,812
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------



The Company and its insurance subsidiaries prepare their statutory financial statements in conformity with practices prescribed or permitted by their state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance
Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. The NAIC is currently working on a project to codify insurance statutory accounting practices. The Company expects the State of Iowa to adopt codification by January 1, 2001, and the Company expects the new rules to have a financial effect upon application. The Company has not yet determined this impact. The changes would not affect the accompanying financial statements, which are based on GAAP. Prior to implementation of the codified rules, permitted statutory accounting practices are used when prescribed statutory practices do not address the accounting for transactions. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk-based capital.

As part of the NAIC and state insurance department's solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1998 and 1997, the life and property and casualty segments had adjusted capital well in excess of the required capital levels.

    The State of Iowa Insurance Department governs the amount of dividends that may be paid to stockholders without prior approval by the Insurance Department. Based on these restrictions, the Company could make a maximum of $155,395,000 in dividend distributions to stockholders in 1999. Dividend payments by the insurance subsidiaries to the Company are subject to similar restrictions in the states in which they are domiciled. The Company received no dividends from its subsidiaries in 1998 or 1997.

NOTE 8.  FEDERAL INCOME TAXES

     Federal income tax expense is composed of the following.

------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  1998                     1997                  1996
------------------------------------------------------------------------------------------------------------------------------
Current                                                                 $4,110                   $9,009               $ 7,195
Deferred                                                                   609                      427               (1,778)
------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $4,719                   $9,436               $ 5,417
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

     A reconciliation of income tax expense computed at the applicable Federal tax rate of 34% in 1998 and 35% in 1997 and 1996 to the amount recorded in the Consolidated Financial Statements is as follows.

------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                         1998                1997                1996
------------------------------------------------------------------------------------------------------------------------------
Computed expected rate                                                         $9,655             $13,359              $9,489
Reduction for tax-exempt municipal bond interest income                       (5,023)             (4,686)             (4,227)
Reduction of nontaxable dividend income                                         (557)               (581)               (534)
Other, net                                                                        644               1,344                 689
------------------------------------------------------------------------------------------------------------------------------
Federal Income Taxes, as provided                                              $4,719              $9,436              $5,417
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

     The significant components of the net deferred tax liability at December 31, 1998 and 1997 are as follows.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                      1998                1997
------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   Financial statement reserves in excess of income tax reserves                                  $19,376             $19,301
   Unearned premium adjustment                                                                      6,800               6,769
   Postretirement benefits other than pensions                                                      1,935               1,579
   Salvage and subrogation                                                                            676                 671
   Pension                                                                                            958               1,240
   Alternative minimum tax (AMT) credit carryforwards                                                 778                   -
   Other                                                                                            3,409               2,940
------------------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                         $33,932             $32,500
------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Deferred acquisition costs                                                                     $21,046             $18,669
   Net unrealized appreciation on investment securities                                            32,248              37,549
   Depreciation on assets                                                                             948               1,139
   Net bond discount accretion and premium amortization                                             1,452               1,595
   Other                                                                                            1,091               1,416
------------------------------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                                      $56,785             $60,368
------------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                                        $22,853             $27,868
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

NOTE 9.  EMPLOYEE BENEFIT OBLIGATIONS

     The Company has a defined benefit pension plan covering substantially all employees. Under the plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. It is the Company's policy to fund the plan on a current basis to the extent deductible under existing tax regulations. As permitted by SFAS No. 87, "Employers" Accounting for Pensions," the Company uses September 30 as the date for measuring plan assets and liabilities in order to obtain information necessary for the preparation of the financial statements on a timely basis.

     Effective November 1, 1996, the pension plan was amended and the changes resulted in an increase to the Company's pension liability. The normal retirement benefit was changed from 1.25 percent of average monthly compensation times years of benefit service to 1.25 percent of average monthly compensation plus 0.5 percent of average monthly compensation in excess of the covered compensation limit all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 591/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years of service.

     The Company has a defined benefit postretirement health care plan that covers substantially all full-time employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after the stated deductible has been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 10 or more years of service in the plan. The plan is contributory, with retiree contributions adjusted annually.

     The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets and a statement of the funded status for 1998 and 1997.


---------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                            Pension benefits                      Other benefits
---------------------------------------------------------------------------------------------------------------------------
At December 31,                                            1998                1997              1998             1997
---------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at January 1                                      $20,901            $18,299          $ 6,047           $ 5,631
Service Cost                                                     935                805              424               338
Interest cost                                                  1,425              1,410              523               421
Participant contributions                                          -                  -               57                54
Actuarial (gain) loss                                            693              1,003            1,176             (307)
Benefit payments                                               (677)              (616)            (234)              (90)
---------------------------------------------------------------------------------------------------------------------------
Obligation at December 31                                    $23,277            $20,901          $ 7,993           $ 6,047
===========================================================================================================================
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at January 1                       $16,565            $15,045              $ -               $ -
Actual return on plan assets                                     283              2,136                -                 -
Employer contributions                                         1,125                  -              177                36
Participant contribution                                           -                  -               57                54
Benefits payments                                              (677)              (616)            (234)              (90)
---------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                     $17,296            $16,565              $ -               $ -
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
Funded status at December 31                                $(5,981)           $(4,337)         $(7,993)          $(6,047)
Unrecognized transition (asset) obligation                      (42)               (90)                -                 -
Unrecognized prior service cost                                1,035              1,132            1,234               166
Unrecognized (gain) loss                                         876              (858)            1,058             1,369
---------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                        $(4,112)           $(4,153)         $(5,701)          $(4,512)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


The following table provides the components of net periodic benefit cost for the plans for 1998, 1997 and 1996.


---------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                        Pension benefits                        Other benefits
---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                         1998         1997         1996         1998         1997         1996
---------------------------------------------------------------------------------------------------------------------------
PLAN COSTS
Service cost                                      $   935      $   805      $   655      $   424         $ 338     $   356
Interest cost                                       1,425        1,410        1,051          523           421         342
Expected return on plan assets                     (1,324)      (1,184)      (1,066)           -             -           -
Amortization of transition (asset)                    (48)         (48)         (48)           -             -           -
obligation
Amortization of prior service cost                     97           97            1          173            40          40
Amortization of net loss                                -            -            -           68            58         132
---------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $ 1,085      $ 1,080      $   593      $ 1,188       $   857     $   870
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

     The unrecognized prior service cost and actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility. The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

---------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of                                     Pension benefits              Other benefits
---------------------------------------------------------------------------------------------------------------------------
December 31,                                                         1998            1997          1998           1997
---------------------------------------------------------------------------------------------------------------------------
Discount rate                                                        6.75%           7.00%         6.75%           7.00%
Expected return on plan assets                                       8.00%           8.00%           N/A            N/A
Rate of compensation increase                                        4.00%           4.00%           N/A            N/A
---------------------------------------------------------------------------------------------------------------------------

     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually each year to a rate of 5.5% for 2005 and remain at that level thereafter. For dental claims, a 6.5% annual rate of increase was assumed for 1998, decreasing gradually to 5.0% for 2004 and thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                             1.0 Percent Increase   1.0 Percent Decrease
---------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost                                     $ 205                    $ 154
Effect on the heath care component of the accumulated
  postretirement benefit obligation                                                        1,495                    1,174
---------------------------------------------------------------------------------------------------------------------------

     The Company has a profit sharing plan in which employees who meet service requirements are eligible to participate. The amount of the Company's contribution is discretionary and is determined annually but cannot exceed the amount deductible for Federal Income Tax purposes. The Company's contribution to the plan for the years ended December 31, 1998, 1997 and 1996, was $883,000, $936,000 and $717,000, respectively.

     The Company also has an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service and attaining age
21. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1998, 1997 and 1996, the Trustee owned 120,333, 93,127 and 92,806 shares of Company stock, respectively. The Company made contributions to the plan of $1,050,000, zero and $142,000 in 1998, 1997 and 1996 respectively.

     On August 21, 1998, the Company adopted a nonqualified employee stock option plan. The granting of the options will help to attract and retain the best available persons for positions of substantial responsibility and will provide certain employees with an additional incentive to contribute to the success of the Company and its subsidiaries. As of December 31, 1998, no options had been granted under the plan.

NOTE 10.  SEGMENT INFORMATION

     The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has four locations from which it conducts its business. All offices target a similar customer base and market the same products using the same marketing strategies and are therefore aggregated. The life insurance segment operates from the Company's home office. The accounting policies of the segments are the same as those described in Significant Accounting Policies in Note 1. The two segments are evaluated by management based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The analysis on the following page is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

     The property and casualty segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,660 independent agencies and brokers in 36 states, with 65 percent of the Company's direct premiums originating in nine Midwestern states in 1998.

     United Life Insurance Company underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through approximately 1,200 independent agencies in 24 states. Total revenue by segment includes sales to both outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the Company's Consolidated Statements of Operations. Intersegment sales are accounted for on the same basis as sales to outside customers. The following tables set forth certain data for each of the Company's business segments.


-------------------------------------------------------------------------------------------------------------------------------
                             (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                      PROPERTY AND               LIFE
                                                                   CASUALTY INSURANCE          INSURANCE                TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1998                   1998                   1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Net premiums earned                                                $220,550               $ 25,295               $245,845
     Net investment income                                                23,297                 44,771                 68,068
     Realized investment gains                                            20,981                  1,815                 22,796
     Other income                                                          1,815                      -                  1,815
-------------------------------------------------------------------------------------------------------------------------------
         Total reportable segments                                      $266,643               $ 71,881               $338,524
-------------------------------------------------------------------------------------------------------------------------------
         Intersegment eliminations                                          (140)                  (118)                   (258)
-------------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                 $266,503               $ 71,763               $338,266
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME  BEFORE INCOME TAXES
     Revenues                                                           $266,643               $ 71,881               $338,524
     Benefits, losses and expenses                                       254,306                 55,822                310,128
-------------------------------------------------------------------------------------------------------------------------------
         Total reportable segments                                      $ 12,337               $ 16,059               $ 28,396
-------------------------------------------------------------------------------------------------------------------------------
         Intersegment eliminations                                           (10)                    10                      -
-------------------------------------------------------------------------------------------------------------------------------
         Total net income before income taxes                           $ 12,327               $ 16,069               $ 28,396
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
INCOME TAX (BENEFIT) EXPENSE                                               (736)                  5,455                  4,719
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 13,063               $ 10,614               $ 23,677
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
         Total reportable segments                                      $675,361               $709,460             $1,384,821
         Intersegment eliminations                                      (134,227)                     -               (134,227)
-------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                   $541,134               $709,460             $1,250,594
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
                             (Dollars in Thousands)

                                                                      PROPERTY AND               LIFE
                                                                   CASUALTY INSURANCE          INSURANCE                TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1997                   1997                   1997
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Net premiums earned                                                $225,822                $19,231               $245,053
     Net investment income                                                23,007                 38,823                 61,830
     Realized investment gains                                             2,456                    220                  2,676
     Other income                                                          1,829                      -                  1,829
-------------------------------------------------------------------------------------------------------------------------------
         Total reportable segments                                      $253,114                $58,274               $311,388
-------------------------------------------------------------------------------------------------------------------------------
         Intersegment eliminations                                         (145)                  (113)                  (258)
-------------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                 $252,969                $58,161               $311,130
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE INCOME TAXES
     Revenues                                                           $253,114                $58,274               $311,388
     Benefits, losses and expenses                                       224,480                 48,740                273,220
-------------------------------------------------------------------------------------------------------------------------------
         Total reportable segments                                      $ 28,634                $ 9,534               $ 38,168
-------------------------------------------------------------------------------------------------------------------------------
         Intersegment eliminations                                          (18)                     18                      -
-------------------------------------------------------------------------------------------------------------------------------
         Total net income before income taxes                           $ 28,616                $ 9,552               $ 38,168
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                         5,944                  3,492                  9,436
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 22,672                $ 6,060               $ 28,732
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
         Total reportable segments                                      $682,177              $ 596,323             $1,278,500
         Intersegment eliminations                                     (120,578)                      -              (120,578)
-------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                   $561,599              $ 596,323             $1,157,922
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                                       33

-------------------------------------------------------------------------------------------------------------------------------
                             (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                      PROPERTY AND               LIFE
                                                                   CASUALTY INSURANCE          INSURANCE                TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1996                   1996                   1996
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Net premiums earned                                                $215,470                $19,435               $234,905
     Net investment income                                                21,349                 35,720                 57,069
     Realized investment gains                                             5,365                  1,361                  6,726
     Other income                                                          1,815                      -                  1,815
-------------------------------------------------------------------------------------------------------------------------------
         Total reportable segments                                      $243,999                $56,516               $300,515
-------------------------------------------------------------------------------------------------------------------------------
         Intersegment eliminations                                          (134)                  (107)                  (241)
-------------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                 $243,865                $56,409               $300,274
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME  BEFORE INCOME TAXES
     Revenues                                                           $243,999                $56,516               $300,515
     Benefits, losses and expenses                                       229,102                 44,036                273,138
-------------------------------------------------------------------------------------------------------------------------------
         Total reportable segments                                      $ 14,897                $12,480               $ 27,377
-------------------------------------------------------------------------------------------------------------------------------
         Intersegment eliminations                                           (12)                    12                      -
-------------------------------------------------------------------------------------------------------------------------------
         Total net income before income taxes                           $ 14,885                $12,492               $ 27,377
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                         1,057                  4,360                  5,417
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 13,828                $ 8,132               $ 21,960
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
         Total reportable segments                                      $609,631              $ 528,027             $1,137,658
         Intersegment eliminations                                      (112,823)                     -               (112,823)
-------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                   $496,808              $ 528,027             $1,024,835
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


Depreciation expense and property and equipment acquisitions for the years ended December 31, 1998, 1997 and 1996, are reflected in the property and casualty insurance segment.

NOTE 11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information of the Company.

-------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands Except Per Share Data)
-------------------------------------------------------------------------------------------------------------------------------
Quarters                                                        First        Second         Third         Fourth        Total
-------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1998 TOTAL REVENUES             $80,229       $94,448       $79,312        $84,277     $338,266
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              $ 8,882       $12,610       $(1,963)       $ 4,148     $ 23,677
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE                                 $0.83         $1.18         $(.19)         $ .41        $2.28
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Fiscal year ended December 31, 1997
Total revenues                                                 $75,430       $76,109       $77,977        $81,614     $311,130
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 7,403       $ 5,118       $ 3,591        $12,620     $ 28,732
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common share                                        $ .69         $ .48         $ .33          $1.18       $ 2.68
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

NOTE 12.  EARNINGS AND DIVIDENDS PER COMMON SHARE

     The Company declared a three-for-two stock split in the form of a 50-percent stock dividend to stockholders of record as of December 18, 1995. Earnings per common share, weighted average common shares outstanding and cash dividends declared per common share have been retroactively restated for all periods presented. Cash dividends per common share of $.67 and $.63 were declared in 1998 and 1997, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF UNITED FIRE & CASUALTY COMPANY:

     We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data (Schedule III-Supplementary insurance information, Schedule IV-Reinsurance, and VI-Supplemental information concerning property and casualty insurance operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------------
Arthur Andersen LLP
Chicago, Illinois
February 17, 1999

INDEX TO SUPPLEMENTARY SCHEDULES

CONSOLIDATED SCHEDULES
III -- Supplementary insurance information                                                       37

IV  -- Reinsurance                                                                               38

VI  -- Supplemental information concerning property and casualty insurance operations            39


All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION


-------------------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                                         Future
                                         Policy
                                        Benefits,
                            Deferred     Losses,
                             Policy      Claims                Earned      Realized      Net
                           Acquisition  and Loss   Unearned    Premium    Investment  Investment
                              Costs     Expenses   Premiums    Revenue      Gains      Income
-------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1998

PROPERTY AND CASUALTY        $16,339    $251,117    $100,080    $220,550    $20,981    $23,157
LIFE, ACCIDENT AND HEALTH     51,253     575,189      16,338      25,177      1,815     44,771
-------------------------------------------------------------------------------------------------
TOTAL                        $67,592    $826,306    $116,418    $245,727    $22,796    $67,928
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                            Benefits,  Amortization
                             Claims,    of Deferred   Other    Interest on
                           Losses and     Policy     Under-    Policy-
                           Settlement   Acquisition  writing   holders'     Premiums
                            Expenses      Costs      Expenses  Accounts     Written
-------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1998

PROPERTY AND CASUALTY        $179,089    $39,001    $36,084    $  --      $221,002
LIFE, ACCIDENT AND HEALTH      16,006      8,891      4,231     26,568      31,927(1)

-------------------------------------------------------------------------------------------------
TOTAL                        $195,095    $47,892    $40,315    $26,568    $252,929
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

(1) Accident and health insurance premiums written.

-------------------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                                         Future
                                         Policy
                                        Benefits,
                            Deferred     Losses,
                             Policy      Claims                Earned      Realized      Net
                           Acquisition  and Loss   Unearned    Premium    Investment  Investment
                              Costs     Expenses   Premiums    Revenue      Gains      Income
-------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997

Property and casualty        $18,235    $231,768    $100,769    $225,822    $ 2,456    $22,863
Life, accident and health     41,980     482,437       7,527      19,117        220     38,823

Total                        $60,215    $714,205    $108,296    $244,939    $ 2,676    $61,686

-------------------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                            Benefits,  Amortization
                             Claims,    of Deferred   Other    Interest on
                           Losses and     Policy     Under-    Policy-
                           Settlement   Acquisition  writing   holders'     Premiums
                            Expenses      Costs      Expenses  Accounts     Written
-------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997

Property and casualty        $149,536    $43,060    $31,758    $  --      $226,915
Life, accident and health      14,679      7,209      4,210     22,510      21,841(1)
-------------------------------------------------------------------------------------------------
Total                        $164,215    $50,269    $35,968    $22,510    $248,756
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

(1) Accident and health insurance premiums written.

-------------------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                                         Future
                                         Policy
                                        Benefits,
                            Deferred     Losses,
                             Policy      Claims                Earned      Realized      Net
                           Acquisition  and Loss   Unearned    Premium    Investment  Investment
                              Costs     Expenses   Premiums    Revenue      Gains      Income
-------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996

Property and casualty        $18,376    $221,207    $ 99,840    $215,470    $ 5,365    $21,216
Life, accident and health     37,707     431,582       5,168      19,327      1,361     35,720
-------------------------------------------------------------------------------------------------
Total                        $56,083    $652,789    $105,008    $234,797    $ 6,726    $56,936


-------------------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                            Benefits,  Amortization
                             Claims,    of Deferred   Other    Interest on
                           Losses and     Policy     Under-    Policy-
                           Settlement   Acquisition  writing   holders'     Premiums
                            Expenses      Costs      Expenses  Accounts     Written
-------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996

Property and casualty        $155,820    $43,912    $29,249    $  --      $221,934
Life, accident and health      14,290      4,452      4,473     20,701      20,305(1)
-------------------------------------------------------------------------------------------------
Total                        $170,110    $48,364    $33,722    $20,701    $242,239
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

(1) Accident and health insurance premiums written.

     Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1998 financial statement presentation.

SCHEDULE IV.  REINSURANCE

-------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                            Percentage
                                                 Gross        Ceded to       Assumed           Net          of Amount
                                                 Amount         Other       From Other        Amount        Assumed to
                                                 Earned       Companies     Companies         Earned        Net Earned
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998

LIFE INSURANCE IN FORCE                          $3,672,130     $ 358,022            $ -      $ 3,314,108           0.0%

PREMIUMS:
PROPERTY AND CASUALTY                              $209,328       $22,349        $33,571        $ 220,550          15.22
LIFE INSURANCE                                       21,856           959              -           20,897           0.00
ACCIDENT AND HEALTH INSURANCE                         4,414           134              -            4,280           0.00
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                              $235,598       $23,442        $33,571        $ 245,727         13.66%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1997

Life insurance in force                          $3,403,207      $339,430            $ -       $3,063,777           0.0%

Premiums:
Property and casualty                              $211,340      $ 25,716       $ 40,198         $225,822          17.80
Life insurance                                       17,399           950              -           16,449           0.00
Accident and health insurance                         2,963           181              -            2,668           0.00
-------------------------------------------------------------------------------------------------------------------------
Total                                              $231,702      $ 26,847       $ 40,198         $244,939         16.40%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1996

Life insurance in force                          $3,230,213      $432,836            $ -       $2,797,377           0.0%

Premiums:
Property and casualty                              $204,031      $ 27,106       $ 38,545         $215,470          17.89
Life insurance                                       18,338         1,059              -           17,279           0.00
Accident and health insurance                         2,237           189              -            2,048           0.00
-------------------------------------------------------------------------------------------------------------------------
Total                                              $224,606      $ 28,354       $ 38,545         $234,797         16.42%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1998 financial statement presentation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                     Reserves
                                                    for Unpaid
Affiliation with Registrant:           Deferred     claims and
Company and                             Policy        Claim                                Realized        Net
consolidated property and             Acquisition   Adjustment   Unearned      Earned     Investment    Investment
casualty subsidiaries                    Costs       Expenses    Premiums     Premiums       Gains        Income
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1998                        $16,339     $251,117    $100,080     $220,550       $20,981      $23,157
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                      (Dollars in Thousands)
------------------------------------------------------------------------------------------------
                                        Claims and Claim
                                      Adjustment Expenses
Affiliation with Registrant:          Incurred Related to    Amortization
Company and                           -------------------    of Deferred   Paid Claims
consolidated property and              (1)           (2)       Policy       and Claim
casualty subsidiaries                 Current       Prior    Acquisition   Adjustment   Premiums
                                       Year         Years      Costs        Expenses    Written
------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1998                     $206,603   $(26,615)   $39,001       $155,894    $221,002
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                     Reserves
                                                    for Unpaid
Affiliation with Registrant:           Deferred     claims and
Company and                             Policy        Claim                                Realized        Net
consolidated property and             Acquisition   Adjustment   Unearned      Earned     Investment    Investment
casualty subsidiaries                    Costs       Expenses    Premiums     Premiums       Gains        Income
--------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997                        $18,235     $231,768    $100,769     $225,822       $ 2,456      $22,863
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                      (Dollars in Thousands)
------------------------------------------------------------------------------------------------
                                        Claims and Claim
                                      Adjustment Expenses
Affiliation with Registrant:          Incurred Related to    Amortization
Company and                           -------------------    of Deferred   Paid Claims
consolidated property and              (1)           (2)       Policy       and Claim
casualty subsidiaries                 Current       Prior    Acquisition   Adjustment   Premiums
                                       Year         Years      Costs        Expenses    Written
------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997                     $183,723   $(33,544)   $43,060       $141,143    $226,915
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                     Reserves
                                                    for Unpaid
Affiliation with Registrant:           Deferred     claims and
Company and                             Policy        Claim                                Realized        Net
consolidated property and             Acquisition   Adjustment   Unearned      Earned     Investment    Investment
casualty subsidiaries                    Costs       Expenses    Premiums     Premiums       Gains        Income
--------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996                        $18,376     $221,207    $ 99,840     $215,470       $ 5,365      $21,216
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                      (Dollars in Thousands)
------------------------------------------------------------------------------------------------
                                        Claims and Claim
                                      Adjustment Expenses
Affiliation with Registrant:          Incurred Related to    Amortization
Company and                           -------------------    of Deferred   Paid Claims
consolidated property and              (1)           (2)       Policy       and Claim
casualty subsidiaries                 Current       Prior    Acquisition   Adjustment   Premiums
                                       Year         Years      Costs        Expenses    Written
------------------------------------------------------------------------------------------------
Year Ended
December 31, 1996                     $186,132   $(29,129)   $43,912       $135,827    $221,934
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1998 financial statement presentation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE COMPANY (AGE), PRESENT POSITION, BUSINESS EXPERIENCE               SERVED AS DIRECTOR SINCE
---------------------------------------------------------------------               ------------------------
Scott McIntyre Jr. (65), Chairman, United Fire & Casualty Company                             1956
Mr. McIntyre has been employed by the Company since 1954.  Mr. McIntyre's term as a director of the Company expires in  May, 1999

James T. Brophy (71), Private Investor, February 1991/present                                 1988
Mr. Brophy's term as a director of the Company expires in May, 2000

Christopher R. Drahozal (37), Associate Professor University of Kansas Lawrence, Kansas      1997
Associate Professor of Law at the University of Kansas, where he has been teaching since 1994.  Mr. Drahozal was in private practice in Washington, D.C., 10-91/4-94. Mr. Drahozal is the son-in-law of Scott McIntyre, Jr.,
Chairman, United Fire & Casualty Company.  Mr. Drahozal's term as director of the Company expires in May, 2000

Jack B. Evans (50), President, Hall-Perrine Foundation, Cedar Rapids, Iowa                    1995
Mr. Evans has been President of the Hall-Perrine Foundation, Cedar Rapids, Iowa, since January 1, 1996.  Prior to that Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to
1996. Mr. Evans' term as director of the Company expires in May, 2000

Roy L. Ewen (76), Retired                                                                     1974
Mr. Ewen, who was employed by the Company since 1947, retired from the Company in January 1987.  Mr. Ewen's term as a director of the Company expires in May, 2001

Casey D. Mahon (47), Adjunct Professor of Law, University of Iowa, Iowa City, Iowa            1993
Adjunct Professor of Law at the University of Iowa.  Employed as Senior Vice President & General Counsel of
McLeodUSA, Inc. from 6/93 until she retired 2/1/98. Ms. Mahon's term as a director of the Company expires in May,
1999

Leonard J. Marshall (69), Retired                                                             1988
Mr. Marshall, who was employed by General Accident Insurance Company of Philadelphia, Pennsylvania, from
1-83/10-91, retired in October 1991.  Mr. Marshall's term as a director of the Company expires in May, 1999

Thomas K. Marshall (65), Retired                                                              1983
Mr. Marshall, who was Vice President-Development of Grinnell College, Grinnell, Iowa, from 1982 to August 31,
1992 is retired.  Mr. Marshall's term as director of the Company expires in May, 2000

Mary K. Quass (48), President & CEO, Central Star Communications, Inc., Cedar Rapids, Iowa     1998
Ms. Quass held the position of President and CEO of Quass Broadcasting Company from 1988 to 1998. In January
1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications,
Inc.  Ms. Quass's term as a director of the Company expires in May, 2001

John A. Rife (56), President, United Fire & Casualty Company, United Life Insurance Company     1998
Mr. Rife started with United Fire & Casualty Company in September 1976.  He became President of United Life
Insurance Company in December 1984 and in May 1997 was also appointed President of United Fire & Casualty
Company.  Mr. Rife's term as director of the Company expires in May, 2001

Byron G. Riley (68), Attorney, Bradley & Riley, P.C., Cedar Rapids, Iowa                        1983
Mr. Riley is an attorney with the law firm of Bradley & Riley, P.C., Cedar Rapids, Iowa, and has practiced law with that law firm since September, 1981.  Mr. Riley's term as a director of the Company expires in May, 1999

EXECUTIVE OFFICERS OF THE COMPANY:

NAME (AGE)                   OFFICE HELD (TENURE IN YEARS)
----------                   -----------------------------
Scott McIntyre Jr. (65)      Chairman of the Board since  1980, Director since 1956

John A. Rife (56)            President of United Fire & Casualty Company since May 1997, President of United Life
                             Insurance Company since 1984

Kent G. Baker (55)           Vice President and Chief Financial Officer since 1984

John R.Cruise (57)           Vice President, Reinsurance since 1986

E. Dean Fick (54)            Vice President, Claims since 1991

Shona Frese (54)             Corporate Secretary since December 1996, employed by the Company since 1966

David L. Hellen (46)         Vice President, Denver regional office since 1987

Wilburn J. Hollis (58)       Vice President, Human Resources since June 1996, Director of Human Resources at
                             Norwest Financial in Des Moines, Iowa from 1989 to 1996

E. Addison Hulit (59)        Vice President since May 1995, employed by the Company since 1993

Robert B. Kenward (56)       Vice President, Information Services since 1992

Kevin L. Kubik (44)          Vice President and Chief Investment Officer since June 1997, employed by Van Kampen
                             American Capital Investment Advisory Inc. from 1989 to 1997

David A. Lange (41)          Corporate Secretary since February 1997, Fidelity and Surety claim manager since 1987

Galen E. Underwood (58)      Treasurer since 1979

Stanley A. Wiebold (54)      Vice President, Underwriting since 1986

Michael T. Wilkins (35)      Vice President since 1997, employed by the Company since 1985
-------------------------------------------------------------------------------------------------------------------


DIRECTORS OF SUBSIDIARY COMPANIES
---------------------------------
UNITED LIFE                      Vice Presidents                    Vice Presidents
INSURANCE COMPANY                Kent G. Baker                      Ronald D. Brandt
C. Richard Ekstrand              John R. Cruise                     Rickey L. Pettyjohn
Jack B. Evans                    E. Dean Fick                       Secretary
Scott McIntyre Jr.               David L. Hellen                    Jean N. Newlin Schnake
John A. Rife                     Wilburn J. Hollis                  INSURANCE BROKERS &
Byron G. Riley                   E. Addison Hulit                   MANAGERS, INC.
INSURANCE BROKERS &              Robert B. Kenward                  Chairman
MANAGERS, INC.                   Kevin L. Kubik                     Scott McIntyre Jr.
Kent G. Baker                    Stanley A. Wiebold                 President
Carlyn K. Lewis                  Michael T. Wilkins                 Carlyn K. Lewis
Scott McIntyre Jr.               Assistant Vice Presidents          Secretary
John A. Rife                     John T. Anderson Jr.               Betty S. Castro
LAFAYETTE                        Jeffrey A. Chapin                  Treasurer
INSURANCE COMPANY                Robert J. DeCamp                   Kent G. Baker
Carlyn K. Lewis                  Bruce K. Miller                    LAFAYETTE
Scott McIntyre Jr.               Allan J. Schons                    INSURANCE COMPANY
Sarai K. Renken                  Allen R. Sorensen                  Chairman
John A. Rife                     Douglas A. Walters                 Scott McIntyre Jr.
Leo F. Wegmann Jr.               Secretaries                        President
ADDISON                          Shona Frese                        Carlyn K. Lewis
INSURANCE COMPANY                David A. Lange                     Secretary
James T. Brophy                  Assistant Secretary                Leo F. Wegmann Jr.
E. Addison Hulit                 Donna M. Fugate                    Treasurer
Scott McIntyre Jr.               Treasurer                          Kent G. Baker
Linda J. Pearson                 Galen E. Underwood                 ADDISON
John A. Rife                     OFFICERS OF SUBSIDIARY COMPANIES   INSURANCE COMPANY
Russell P. Shulfer               UNITED LIFE                        Chairman
OFFICERS OF THE COMPANY          INSURANCE COMPANY                  Scott McIntyre Jr.
UNITED FIRE &                    Chairman                           President
CASUALTY COMPANY                 Scott McIntyre Jr.                 E. Addison Hulit
Chairman                         President                          Vice President
Scott McIntyre Jr.               John A. Rife                       Russell P. Shulfer
President                        Executive Vice President           Secretary
John A. Rife                     and Treasurer                      Shona Frese
                                 Samuel E. Hague                    Treasurer
                                                                    Kent G. Baker


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

     Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to the Company's pension plan for the named individuals. The pension plan is a noncontributory plan which is integrated with social security. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. In 1995 through October, 1996 the normal retirement pension payable under the plan was based on the employee's highest average monthly earnings for five (5) consecutive years of employment, and provided a benefit of 1.25% of average annual wages times years of service with a maximum of 32 years. Effective November 1, 1996, the pension plan was amended. The normal retirement benefit was changed from 1.25% of average monthly compensation times years of benefit service to 1.25% of average monthly compensation plus .5% of average monthly compensation in excess of the covered compensation limit all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 59 1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years of service.

     The pension plan owned 101,029 shares of the Company common stock as of December 31, 1998, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund, maintained by United Life Insurance Company, is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

     In 1983, the Company adopted the United Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and meeting hourly requirements with the Company. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash, which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1998, 1997 and 1996, the Trustee owned 120,333, 93,127 and 92,806 shares of Company stock, respectively. The Company made contributions to the plan of $1,050,000, zero and $142,000 in 1998, 1997 and 1996 respectively.

     On August 21, 1998, the Company adopted a nonqualified employee stock option plan. The granting of the options will help to attract and retain the best available persons for positions of substantial responsibility and will provide certain employees with an additional incentive to contribute to the success of the Company and its subsidiaries. As of December 31, 1998, no options had been granted under the plan.

The following table summarizes the compensation of the Company's Chairman and the four most highly compensated executive officers for the last three years.

SUMMARY COMPENSATION TABLE                                                                ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------------------------------------------
Name                  Principal Position                                       Year         Salary               Bonus
-------------------------------------------------------------------------------------------------------------------------------
Scott McIntyre Jr.    Chairman                                                 1998       290,000 (1)                0 (2)
Scott McIntyre Jr.    Chairman                                                 1997       290,000 (1)           58,000 (2)
Scott McIntyre Jr.    Chairman, CEO                                            1996       270,000 (1)           54,000 (2)
-------------------------------------------------------------------------------------------------------------------------------
John A. Rife          President, United Fire & Casualty Company and            1998       190,000 (3)            3,032 (4)(6)
                      President, United Life Insurance Company
John A. Rife          President, United Fire & Casualty Company and            1997       166,667 (3)           25,000 (4)
                      President, United Life Insurance Company
John A. Rife          President, United Life Insurance Company                 1996       145,000 (3)           21,750 (4)
-------------------------------------------------------------------------------------------------------------------------------
E. Dean Fick          Vice President, Claims                                   1998       135,000                    0 (4)(6)
E. Dean Fick          Vice President, Claims                                   1997       131,250               19,688 (4)
E. Dean Fick          Vice President, Claims                                   1996       120,000                9,000 (4)
-------------------------------------------------------------------------------------------------------------------------------
E. Addison Hulit      Vice President                                           1998       110,000                    0 (4)(6)
E. Addison Hulit      Vice President                                           1997       105,000               23,950 (4)
E. Addison Hulit      Vice President                                           1996        87,333               16,300 (5)
-------------------------------------------------------------------------------------------------------------------------------
Kent G. Baker         Vice President and Chief Financial Officer               1998       100,000                6,500 (4)(6)
Kent G. Baker         Vice President and Chief Financial Officer               1997        95,000               14,250 (4)
Kent G. Baker         Vice President and Chief Financial Officer               1996        90,000                6,750 (4)
-------------------------------------------------------------------------------------------------------------------------------

Footnotes to summary compensation table:

(1)  Fixed by Compensation Committee in February of each year.

(2) Bonus, if any, determined at the regular meeting of the Directors in February of each year based on prior year performance.

(3) Determined by Chairman in December of each year and will be reviewed annually in December.

(4) Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.

(5)  One-time promotion bonus.

(6)  Calculated and paid on or about April 1, 1999.


PENSION PLAN TABLE

---------------------------------------------------------------------------------------------
                                          Years of Service
---------------------------------------------------------------------------------------------
Salary               15                20               25               30               35
---------------------------------------------------------------------------------------------
100,000          23,915            31,887           39,859           47,831           55,802
110,000          26,540            35,387           44,234           53,081           61,927
135,000          33,103            44,137           55,171           66,206           77,240
150,000          37,040            49,387           61,734           74,081           86,427
160,000          39,665            52,887           66,109           79,331           92,552
---------------------------------------------------------------------------------------------


     The pension plan provides a benefit of 1.25% of average annual wages, plus .5% of average annual wages in excess of covered compensation, all times years of service (maximum 35 years). Wages are limited by IRS code to $160,000 for pension plan purposes.

     Pension figures for Scott McIntyre, Jr., Chairman, and John A. Rife, President, are based on $160,000 annual salary. Bonuses paid to officers are not included in pensionable wages.

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

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and S&P Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1993 and reinvestment of dividends.

TOTAL SHAREHOLDER RETURNS

                          [PERFORMANCE GRAPH APPEARS HERE]


                                            ANNUAL RETURN PERCENTAGE
                                                 YEARS ENDING
Company/Index                     Dec94    Dec95    Dec96   Dec97   Dec98
UNITED FIRE & CAS CO               9.41   55.76    28.14   27.69   (22.61)
S&P Property-Casualty Insurance    1.32   37.58    22.96   33.36    28.58
S&P 500 Index                      4.90   35.40    21.51   45.47    (6.95)


                                            ANNUAL RETURN PERCENTAGE
                                                 YEARS ENDING
                                 BASE
                                 PERIOD
Company/Index                    Dec93     Dec94     Dec95    Dec96   Dec97   Dec98
UNITED FIRE & CAS CO              100      109.41   170.42   218.38  278.85   215.79
S&P Property-Casualty Insurance   100      101.32   139.40   171.40  228.59   293.91
S&P 500 Index                     100      104.90   142.02   172.58  251.04   233.59

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth information as of March 1, 1999, with respect to ownership of the Company's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Amount
                                                                                                   and Nature       Percent
                                                                                                  of Beneficial       of
Name of Beneficial Owner                                Address of Beneficial Owner                 Ownership      Class (1)
----------------------------------------------------------------------------------------------------------------------------
Scott McIntyre, Jr. (1)                                 Cedar Rapids, Iowa                          1,551,273       15.37%
Mildred R. McIntyre (1)                                 Cedar Rapids, Iowa                          1,159,541       11.49%
General Accident  Corporation of America                Philadelphia, Pennsylvania                  2,025,680       20.07%
Susan M. Carlton (1)                                    Orchard Park, New York                        360,926        3.58%
Margaret Pless (1)                                      Durham, North Carolina                        320,405        3.17%
----------------------------------------------------------------------------------------------------------------------------

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

(b)  SECURITY OWNERSHIP OF MANAGEMENT.

     The following table sets forth information as of March 1, 1999, with respect to ownership of the Company's $3.33 1/3 par value common stock by management. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent
                                                                                        Amount and Nature         of
Name of Beneficial Owner                                                              Beneficial Ownership     Class (1)
------------------------------------------------------------------------------------------------------------------------
Scott McIntyre, Jr. (1)                                                                   1,551,273              15.37%
Roy L. Ewen                                                                                  78,101               0.77%
Byron G. Riley, Jr.                                                                           3,106               0.03%
James T. Brophy                                                                              11,500               0.11%
Thomas K. Marshall                                                                            2,311               0.02%
Leonard J. Marshall                                                                           1,000               0.01%
Casey D. Mahon                                                                                2,000               0.02%
Jack B. Evans                                                                                 4,134               0.04%
John A. Rife                                                                                  1,631               0.02%
Christopher R. Drahozal                                                                     107,719               1.07%
Mary K. Quass                                                                                   100               0.00%
32 officers and directors as a group                                                      1,773,939              17.58%
------------------------------------------------------------------------------------------------------------------------

(1) Included in the number of shares owned by Scott McIntyre Jr., are 121,500 shares held in the name of J. Scott McIntyre, Trustee of the Mildred Reynolds McIntyre Trust, 225,000 shares held in the name of Scott McIntyre Jr., or successor, Dee Ann McIntyre Trust, 25,312 shares held in the name of Scott McIntyre Jr., Irrevocable Trust and 16,750 shares held by the McIntyre Foundation.

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

(a) 3.               Exhibits

                     3.1    Articles of Incorporation of United Fire &
                            Casualty Company, incorporated by reference from Registrant's form S-8 Registration Statement, filed with the Commission on December 19, 1997.

                     3.2 By Laws of United Fire & Casualty Company, as amended, incorporated by reference from the Registrant's form S-8 Registration Statement, filed with the Commission on December 19, 1997.

                    10.1    United Fire & Casualty Company Nonqualified Employee
                            Stock Option Plan, incorporated by reference from Registrant's form S-8 Registration Statement, filed with the Commission on September 9, 1998.

                    10.2    United Fire & Casualty Company Employee Stock
                            Purchase Plan, incorporated by reference from Registrant's form S-8 Registration Statement, filed with the Commission on December 22, 1997.

                    11      Statement re: computation of per share earnings

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


                                                 UNITED FIRE & CASUALTY COMPANY

                 By  /s/ John A. Rife
                    -----------------------------------------------------------
                                          John A. Rife, President, Director

                 Date               3/30/99
                      ---------------------------------------------------------

                 By  /s/ Kent G. Baker
                    -----------------------------------------------------------
                    Kent G. Baker, Vice-President, Principal Accounting Officer and Chief Financial Officer

                 Date               3/30/99
                      ---------------------------------------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ Scott McIntyre Jr.                             By /s/ Roy L. Ewen
   --------------------------------------------           --------------------------------------------
   Scott McIntyre Jr., Chairman and Director              Roy L. Ewen, Director

Date            3/30/99                                Date           3/30/99
     ------------------------------------------             ------------------------------------------

By /s/ James T. Brophy                                 By /s/ Casey D. Mahon
   --------------------------------------------           --------------------------------------------
   James T. Brophy, Director                              Casey D. Mahon, Director

Date            3/30/99                                Date           3/30/99
     ------------------------------------------             ------------------------------------------

By /s/ Leonard J. Marshall                             By /s/ Christopher R. Drahozal
   --------------------------------------------           --------------------------------------------
   Leonard J. Marshall, Director                          Christopher R. Drahozal, Director

Date            3/30/99                                Date           3/30/99
     ------------------------------------------             ------------------------------------------

By /s/ Thomas K. Marshall                              By /s/ Jack B. Evans
   --------------------------------------------           --------------------------------------------
   Thomas K. Marshall, Director                           Jack B. Evans, Vice Chairman and Director

Date            3/30/99                                Date           3/30/99
     ------------------------------------------             ------------------------------------------


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(1) Four copies of the annual stockholders report for the year ended December 31, 1998 will be furnished to the Securities Exchange Commission by April 1, 1999.

(2) Proxy statements will be furnished to security holders subsequent to the filing of the 10-K. Four copies of the proxy statement will be furnished to the Securities Exchange Commission when they are mailed to security holders.