Form 10-Q
period 1999-03-31
UNITED FIRE & CASUALTY CO
filed 1999-05-17
CIK 101199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999




                         Commission File Number  2-39621


                         UNITED FIRE & CASUALTY COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Iowa                                           42-0644327
-----------------------                     --------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                          52407
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

As of May 5, 1999, 10,091,721 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


INDEX


Part 1. Financial Information

  Item 1. Financial Statements
      Consolidated Balance Sheets as of March 31, 1999 (unaudited) and                         2
      December 31, 1998

      Unaudited Consolidated Statements of Operations for the three month periods ended
      March 31, 1999 and 1998                                                                  3

      Unaudited Consolidated Statements of Cash Flows for the three month periods ended
      March 31, 1999 and 1998                                                                  4

      Notes to Unaudited Consolidated Financial Statements                                     5

      Report of Independent Public Accountants                                                10

  Item 2. Management's Discussion and Analysis of Financial Condition and                     11
  Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                          14

Part II. Other Information                                                                    15

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION      ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------
ASSETS                                                                MARCH 31,      December 31,
                                                                        1999             1999
                                                                      UNAUDITED        Audited
-------------------------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $354,035 in 1999 and $626,180 in 1998)                     $  334,563       $  591,237
    Available-for-sale, at market (amortized cost $603,962
    in 1999 and $320,171 in 1998)                                       608,354          321,966
  Equity securities (cost $25,618 in 1999 and $23,450 in 1998)          106,112          111,076
  Mortgage loans                                                          2,753            2,777
  Policy loans                                                            8,776            8,707
  Other long-term investments, at market (cost $11,782 in 1999
  and $11,517 in 1998)                                                   14,889           14,368
  Short-term investments                                                 20,802           33,985
-------------------------------------------------------------------------------------------------
                                                                     $1,096,249       $1,084,116

CASH AND CASH EQUIVALENTS                                                 8,432            -
ACCRUED INVESTMENT INCOME                                                16,036           16,130
ACCOUNTS RECEIVABLE                                                      47,615           44,868
DEFERRED POLICY ACQUISITION COSTS                                        68,766           67,592
PROPERTY AND EQUIPMENT                                                   12,905           13,334
REINSURANCE RECEIVABLES                                                  16,545           12,910
PREPAID REINSURANCE PREMIUMS                                              2,533            2,923
INTANGIBLES                                                                 755              817
INCOME TAXES RECEIVABLE                                                   3,509            3,757
OTHER ASSETS                                                              4,082            4,147
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,277,427       $1,250,594
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                  $  262,352       $  251,117
    Life insurance                                                      597,717          575,189
  Unearned premiums                                                     118,508          116,418
  Accrued expenses and other liabilities                                 12,711           18,922
  Employee benefit obligations                                           10,382            9,813
  Deferred income taxes                                                  21,017           22,853
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    $1,022,687       $  994,312
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                       $   33,639       $   33,639
  Additional paid-in capital                                              7,927            7,927
  Retained earnings                                                     156,668          155,421
  Accumulated other comprehensive income, net of tax                     56,743           59,295
  Treasury stock                                                          (237)             -
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           $  254,740       $  256,282
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,277,427       $1,250,594
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF SHARES)

------------------------------------------------------------------------------------------
                                                           Three months ended March 31,
                                                            1999                 1998
------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                    $   60,150            $   59,336
  Investment income, net                                     17,436                16,226
  Realized investment gains and other income                  1,038                 4,203
  Commission and policy fee income                              433                   464
------------------------------------------------------------------------------------------
                                                             79,057                80,229
------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                             45,261                41,106
  Increase in liability for future policy benefits            1,108                 1,373
  Amortization of deferred policy acquisition costs          10,916                10,929
  Other underwriting expenses                                10,942                 8,756
  Interest on policyholders' accounts                         8,080                 6,187
------------------------------------------------------------------------------------------
                                                             76,307                68,351
------------------------------------------------------------------------------------------
  Income before income taxes                                  2,750                11,878
  Federal income taxes (benefit)                               (214)                2,996
------------------------------------------------------------------------------------------
  Net income                                             $    2,964            $    8,882
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Earnings per common share                                $     0.29            $     0.83
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Weighted average common shares outstanding               10,091,721            10,720,430
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Cash dividends declared per common share                 $     0.17            $     0.16
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended March 31,
                                                                                  1999                     1998
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                     $  2,964                $  8,882
-----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
Operating activities
  Net bond discount accretion                                                       (74)                    (45)
  Depreciation and amortization                                                     814                     805
  Realized investment gains                                                      (1,038)                 (4,203)
  Changes in:
     Accrued investment income                                                       94                     (18)
     Accounts receivable                                                         (2,747)                 (2,223)
     Deferred policy acquisition costs                                           (1,174)                 (4,132)
     Reinsurance receivables                                                     (3,635)                   (300)
     Prepaid reinsurance premiums                                                   390                     130
     Income taxes receivable/payable                                                248                  (1,970)
     Other assets                                                                    65                   2,339
     Future policy benefits and losses, claims and
         settlement expenses                                                     13,008                  10,341
     Unearned premiums                                                            2,090                   2,227
     Accrued expenses and other liabilities                                      (4,495)                 (4,953)
     Employee benefit obligations                                                   569                     485
     Deferred income taxes                                                         (462)                    968
     Other, net                                                                    (195)                   (194)
-----------------------------------------------------------------------------------------------------------------
  Total adjustments                                                            $  3,458                $   (743)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                    $  6,422                $  8,139
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                         $ 10,240                $  6,612
  Proceeds from call and maturity of held-to-maturity investments                10,186                  29,577
  Proceeds from call and maturity of available-for-sale investments              11,557                   8,540
  Proceeds from sale of other investments                                        30,143                  15,218
  Purchase of investments held-to-maturity                                          -                    (6,848)
  Purchase of investments available-for-sale                                    (60,059)                (64,112)
  Purchase of other investments                                                 (16,820)                (10,439)
  Proceeds from sale of property and equipment                                      -                        16
  Purchase of property and equipment                                               (323)                   (175)
-----------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                        $(15,076)               $(21,611)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts                  $ 35,390                $ 44,028
     Withdrawals from investment and universal life type contracts              (14,635)                (19,698)
  Purchase and retirement of common stock                                           -                      (768)
  Payment of cash dividends                                                      (3,432)                 (3,430)
  Purchase of common stock                                                         (237)                    (49)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                    $ 17,086                $ 20,083
-----------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                      $  8,432                $  6,611
Cash and Cash Equivalents at Beginning of Year                                      -                     2,378
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $  8,432                $  8,989
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of the management of United Fire & Casualty Company and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.
    The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Iowa. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at March 31, 1999.
    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the three month periods ended March 31, 1999 and 1998 were $0 and $4,000,000, respectively. There were no significant payments of interest through March 31, 1999 and 1998, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INVESTMENTS

    A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of March 31, 1999 is as follows.

----------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1999                                                                     Gross          Gross
                                                                 Amortized      Unrealized      Unrealized       Fair
TYPE OF INVESTMENT                                                  Cost       Appreciation    Depreciation      Value
----------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                       $ 15,068        $    248       $    -         $ 15,316
        Mortgage-backed securities                                  12,454           1,070            -           13,524
        All others                                                   1,781             349            -            2,130
      States, municipalities and political subdivisions            186,087          12,783            -          198,870
      Foreign                                                        3,043             179            6            3,216
      Public utilities                                              20,306             605            -           20,911
      Corporate bonds
        Collateralized mortgage obligations                         18,234             488           30           18,692
        All other corporate bonds                                   77,590           3,792            6           81,376
----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                            $334,563        $ 19,514       $   42         $354,035
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                       $ 37,670        $    971       $    8         $ 38,633
        Mortgage-backed securities                                      41               3            -               44
        All others                                                   9,813              73          110            9,776
      States, municipalities & political subdivisions               80,315           2,438          224           82,529
      Foreign                                                       22,186             134        1,712           20,608
      Public utilities                                              59,558           1,113          496           60,175
      Corporate bonds
        Collateralized mortgage obligations                         70,326           3,085          799           72,612
        All other corporate bonds                                  324,053           5,540        5,616          323,977
-------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                         $603,962        $ 13,357        8,965         $608,354
-------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                             $  3,525        $  7,735       $    -         $ 11,260
     Banks, trust and insurance companies                            9,057          50,264            -           59,321
     All other common stocks                                        13,036          22,766          271           35,531
-------------------------------------------------------------------------------------------------------------------------
Total equity securities                                           $ 25,618        $ 80,765         $271         $106,112
-------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                          $629,580        $ 94,122        9,236         $714,466
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Other long-term investments                                       $ 11,782        $  3,194       $   87         $ 14,889
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at March 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
--------------------------------------------------------------------------------------------
MARCH 31, 1999                                 Held-to-maturity         Available-for-sale
--------------------------------------------------------------------------------------------
                                           Amortized       Fair        Amortized       Fair
                                             Cost          Value         Cost         Value
--------------------------------------------------------------------------------------------
Due in one year or less                    $  5,772      $  5,880      $  3,836     $  3,891
Due after one year through five years        69,119        72,571       133,531      135,029
Due after five years through ten years       78,479        83,390       215,464      213,700
Due after ten years                         135,437       144,662       143,094      144,445
Mortgage-backed securities                   12,454        13,524            41           44
Collateralized mortgage obligations          33,302        34,008       107,996      111,245
--------------------------------------------------------------------------------------------
                                           $334,563      $354,035      $603,962     $608,354
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

NOTE 3.  NEW ACCOUNTING STANDARDS
    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", governing the reporting and presentation of comprehensive income and its components which includes traditional net income and items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available-for-sale. In accordance with the interim reporting guidelines of SFAS No. 130, comprehensive income was $412,000 and $9,363,000 for the three months ended March 31, 1999 and 1998, respectively.
   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments effective December 31, 1998. SFAS No. 131 did not have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements. Refer to Note 4 for interim disclosure.
   Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new statement standardizes the disclosure requirements for these benefit plans and did not have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.
   In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15,1999. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedges. The Company adopted SFAS No. 133 effective January 1, 1999. As part of the implementation, the Company reclassed a portion of its fixed income securities from the held-to-maturity category to the available-for-sale category, effective January 1, 1999. Refer to Note 5 for further disclosure.
   The Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," effective January 1, 1999. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets representing future recoveries of assessments through premium tax offsets or policy surcharges. The SOP was issued to reduce diversity in practice and to improve comparability and disclosure. In accordance with SOP 97-3, the Company estimates its liabilities for insurance-related assessments, as opposed to recording the liability and expense when notified by

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS insurance regulators. This change in timing did not have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.
   SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was adopted by the Company effective January 1, 1999. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation and operations stage of an internal-use computer software development project be expensed as incurred. The SOP changed the timing of the recognition of the Company's software development expenses and did not have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.
   SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," is effective for financial statements for fiscal years beginning after June 15, 1999. The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 is not expected to have a material effect on the Company's Consolidated Financial Statements or Notes to Consolidated Financial Statements.

NOTE 4. SEGMENT INFORMATION

    The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has four locations from which it conducts its business. All offices target a similar customer base and market the same products using the same marketing strategies and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 1998 Form 10K. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

------------------------------------------------------------------------------
                                         (Dollars in Thousands)
------------------------------------------------------------------------------
                                  PROPERTY AND          LIFE
                               CASUALTY INSURANCE     INSURANCE       TOTAL
------------------------------------------------------------------------------
MARCH 31, 1999
------------------------------------------------------------------------------
Revenues                           $ 60,162           $ 18,954     $   79,116
------------------------------------------------------------------------------
Intersegment eliminations              (34)               (25)           (59)
------------------------------------------------------------------------------
Total revenues                     $ 60,128           $ 18,929     $   79,057
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net income                         $    141           $  2,823     $   2,964
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Assets                             $543,351           $734,076     $1,277,427
------------------------------------------------------------------------------
------------------------------------------------------------------------------

MARCH 31, 1998
------------------------------------------------------------------------------
Revenues                           $ 64,013           $ 16,304       $ 80,317
------------------------------------------------------------------------------
Intersegment eliminations              (44)               (44)           (88)
------------------------------------------------------------------------------
Total revenues                     $ 63,969           $ 16,260       $ 80,229
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net income                           $6,902             $1,980        $ 8,882
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Assets                             $571,060           $623,662     $1,194,722
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. DERIVATIVE INSTRUMENTS
    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 1999. SFAS No. 133 cannot be applied retroactively. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or a liability at fair value and establishes special accounting for certain types of hedges. The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes.
    The Company writes covered call options on its equity portfolio to generate additional portfolio income, and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Change in the fair value of the covered call options is recognized currently in earnings and included in realized investment gains and other income. At March 31, 1999, covered call options were written on approximately five percent of the equity portfolio, compared to approximately four percent at December 31, 1998.
    In assessing the impact of any embedded derivative instruments, the Company has elected to apply SFAS No. 133 only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by the Company after December 31, 1997. The Company has analyzed its financial instruments and contracts in accordance with SFAS
No. 133 and determined there is no material effect on the Company's
Consolidated Financial Statements.
    As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The cumulative effect of the impact on the Company's Consolidated Financial Statements due to the reclassification of $246,623,000 of fixed-income securities from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes.
NOTE 6. PENDING ACQUISITION
    The Company and American Indemnity Financial Corporation ("American Indemnity") signed a definitive agreement on March 4, 1999, whereby the Company will acquire American Indemnity as a wholly owned subsidiary for approximately $30,205,000 in cash. Common stockholders of American Indemnity would receive approximately $14.35 per share at the closing of the transaction and deferred consideration of $1.00 per share in two years, subject to adjustments relating to indemnities.
    The acquisition is conditioned upon approval by American Indemnity's common shareholders, approvals from insurance regulators in Texas, Colorado and Iowa, where the insurance companies are domiciled, compliance with all applicable provisions of the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the expiration of all applicable waiting periods thereunder and certain other customary conditions. It is anticipated that the acquisition will be completed during the third quarter of 1999.
    For the year ended December 31, 1998, total assets of American Indemnity were $152,608,000, total revenues were $69,289,000 and a net loss of $5,846,000 was reported.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 1999, and the related consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1998, and, in our report dated February 17, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                               Arthur Andersen LLP


Chicago, Illinois
May 5, 1999

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information contained in the following Management's Discussion and Analysis contains forward looking information as defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. Actual results could differ materially from information within the forward looking statements as a result of many factors, including, but not limited to, market conditions, competition, and natural disasters.

RESULTS OF OPERATIONS
PROPERTY AND CASUALTY INSURANCE SEGMENT

    Premiums earned by the Company's property and casualty segment decreased $198,000 in the first quarter of 1999, compared to the same period in 1998. The segment's losses and settlement expenses increased 15 percent, with much of the increase attributed to business assumed from other insurers. Losses resulting from the 1998 catastrophes continued to develop in 1999. Incurred losses of $1,789,000 were reported in the first quarter for 1998 catastrophe losses. Also, several catastrophic storms occurred during the first quarter of 1999, resulting in net losses incurred by the Company of $1,492,000. In total, catastrophes that occurred during 1998 and 1999 decreased the Company's March 31, 1999 results by $.33 per share, before tax. The current claims experience has contributed to the increase in the Company's first quarter combined ratio (claims and expenses as a percentage of premiums), of 113 percent, compared to 102 percent at March 31, 1998. Without the effect of the catastrophes, the March 1999 combined ratio would have been 107 percent.
    Other underwriting expenses increased $2,387,000 for the quarter ended
March 31, 1999 compared to the first quarter of 1998, due primarily to deferred acquisition costs. Higher loss ratios by line of business reduced the deferral of expenses in 1999 when compared to 1998, causing a larger immediate recognition of underwriting expenses.

LIFE INSURANCE SEGMENT

    Offsetting the property and casualty results were before-tax profits of $4,355,000 reported by the Company's life insurance segment, compared to $3,017,000 at March 31, 1998, an increase of 44 percent. The improvement in results was due in large part to a decrease in claims. In addition, the life segment had an increase in net premiums earned of 19 percent.
    Interest on policyholders' accounts increased $1,893,000 for the quarter ended March 31, 1999 compared to March 31, 1998. As the balances in the annuity and universal life accounts increase by new premium so does the interest credited to these accounts. Through March 31, 1999, the Company credited $8,080,000 to these accounts which reflects a 31 percent increase over the same period in 1998.

INVESTMENT RESULTS

    Net investment income increased $1,210,000 or seven percent through March 31, 1999, compared to March 31, 1998. Realized investment gains decreased by $3,165,000. The gains recognized in the first quarter of 1998 were primarily on the equity portfolio due principally to the exercise of written covered call options.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
TAX BENEFIT
    The negative tax expense of $214,000 for the quarter ended March 31, 1999 was due primarily to the deduction of municipal interest. With the effect of the deduction, the Company had a net operating loss for tax purposes, which was carried back to 1997 and applied against income for that year, generating a tax refund.
FINANCIAL CONDITION
INVESTMENTS
    The investment portfolio is comprised primarily of fixed maturity securities and equity securities. The Company's investment strategy is to invest principally in long-term, high-quality securities. Fixed maturities, which the Company has the ability and intent to hold to maturity, are classified as held-to-maturity. The remaining fixed maturities and all of the Company's equity securities are classified as available-for-sale.
    Effective January 1, 1999, the Company reevaluated its investment classifications and transferred $246,623,000 of fixed-income securities from held-to-maturity to available-for-sale. This transfer was made in conjunction with the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allowed a one-time adjustment in its classifications without the possibility of "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements as of January 1, 1999 due to the reclassification from held-to-maturity to available-for-sale increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000, increased other comprehensive income by approximately $6,013,000 and increased deferred income taxes by approximately $3,237,000.
    The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes. At March 31, 1999, covered call options were written on approximately five percent of the equity portfolio, compared to approximately four percent at December 31, 1998. The Company also has investments in collateralized mortgage obligations (CMO). These securities account for 15 percent of the fixed-income portfolio at March 31, 1999, compared to 16 percent as of December 31, 1998.

OTHER ASSETS
    Deferred acquisition costs constitute the Company's second largest asset, after investments. The total of $68,766,000 represents deferred underwriting and acquisition expenses associated with writing insurance policies. Deferred acquisition costs are amortized over the life of the policies written to attain a matching of revenue to expenses. The Company's life segment has generated more than half of the increase of $1,174,000, due to its growth in premium volume.
    Accounts receivable, which pertains to the property and casualty segment, are amounts due from insurance agents and brokers for premiums written, less commissions paid. The balance at March 31, 1999 of $47,615,000 has increased six percent from December 31, 1998. The Company has not experienced difficulties in collecting balances from its agents. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

LIABILITIES
    The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $22,528,000 or four percent between December 31, 1998 and March 31, 1999. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. As these product lines grow, the future policy benefits grow proportionately. Claims and settlement expenses, which relate primarily to the property and casualty segment, also increased from December 31, 1998. Direct and assumed reserves

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS established for losses and expenses have increased $11,235,000 or four percent. Of this increase, $6,685,000 relates to 1998 and 1999 catastrophe activity. Ceded recoverables for direct and assumed loss and loss adjustment expense reserves of $12,939,000 are reflected in the reinsurance receivables asset account.

STOCKHOLDERS' EQUITY
    The Company's stockholders' equity decreased by $1,542,000 to $254,740,000 at March 31, 1999 compared to December 31, 1998. Net income of $2,964,000 increased equity, while net unrealized depreciation on the Company's available-for-sale securities and other long-term investments decreased equity by $2,552,000. The Company declared $1,717,000 in stockholders' dividends through March 31, 1999. The Company purchased 8,328 shares of its common stock at a cost of $237,000 during the first quarter of 1999.

CASH FLOW AND LIQUIDITY
    Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $6,422,000 through the first quarter of 1999 compared to $8,139,000 through the first quarter of 1998. Operating cash flows continue to be ample to meet obligations to policyholders.
    Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $15 million line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate less one percent. There is no loan balance outstanding as of March 31, 1999.

IMPACT OF YEAR 2000
    The insurance industry is data intensive and utilizes computer technology extensively. An important issue facing all computer users is the approaching Year 2000. Many computer systems and applications have been designed with two-digit date fields. With the turn of the century, these programs may recognize the Year 2000 as 1900 or not at all.
    The Company has been aware for several years of the technological issues associated with the approaching Year 2000. Beginning in the early 1990's, the Company initiated an informal plan requiring the programming of four-digit date fields in anticipation of the new century. Both the testing phase and third-party vendor contact phase have been conducted through a formal project plan. Testing of the Company's "mission critical systems" was completed by December 31, 1998 and all systems tested were found to be compliant. All other systems will be tested by December 1999. The Company is also reviewing its third-party vendors for Year 2000 compliance and is requiring written acknowledgment of testing and readiness. Third-party institutions providing banking services, including lock box processing, checking and investment processing have all certified to the Company that their systems are or will be compliant by the end of 1999. The Company will continue to monitor this situation for compliance.
    In addition to systems that the Company uses to conduct its business, the potential problems with the Year 2000 could also effect other aspects of the Company's operations. Such non-information systems include, but are not limited to, purchased worksheet programs, heating and air conditioning units, and building elevators. The Company has addressed all of the ancillary systems in its Year 2000 project and contingency plan. Failure of these secondary systems would not have a material impact on the Company's operations.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Expenses incurred in connection with programming and testing have been expensed as incurred and absorbed into normal operating expenses. Costs incurred through March 31, 1999 were approximately $1,119,000. The Company believes the remaining costs for Year 2000 compliance will include salaries and overhead for existing company personnel of approximately $131,000 and replacement of hardware of approximately $150,000.
    The failure of the Company's systems or the systems of its vendors to be compliant with the Year 2000, could result in the incorrect processing of critical financial and operational information. The Company is analyzing its processing in an effort to identify the nature and magnitude of problems that could result from such programming errors. The Company is preparing a contingency plan that will detail alternative processing methods in the event that systems, including secondary systems, fail. The Year 2000 contingency plan is scheduled for completion by July 1, 1999
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company has exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. The Company's primary market risk exposure is changes in interest rates, although the Company has some exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

    The active management of market risk is integral to the Company's operations. Investment guidelines are in place that define the overall framework for managing the Company's market and other investment risks, including accountability and controls. In addition, the Company has specific investment policies for each of its subsidiaries that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements. In response to market risk, the Company may respond by rebalancing its existing asset portfolio, or by changing the character of future investment purchases.
    There have been no material changes in the Company's market risk or market risk factors from that reported in the Company's 1998 Form 10K.

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

UNITED FIRE & CASUALTY COMPANY
-------------------------------------------------------------
(REGISTRANT)

MAY  5, 1999
-------------------------------------------------------------
(DATE)


-------------------------------------------------------------
JOHN A. RIFE
PRESIDENT


-------------------------------------------------------------
K.G. BAKER
VICE PRESIDENT , CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER