Form 10-Q
period 1999-06-30
UNITED FIRE & CASUALTY CO
filed 1999-08-13
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999


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


As of July 30, 1999, 10,078,539 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES



INDEX




Part 1. Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
         December 31, 1998                                                                                           2

         Unaudited Consolidated Statements of Operations for the three month periods ended
         June 30, 1999 and 1998                                                                                      3

         Unaudited Consolidated Statements of Operations for the six month periods ended
         June 30, 1999 and 1998                                                                                      4

         Unaudited Consolidated Statements of Cash Flows for the six month periods ended
         June 30, 1999 and 1998                                                                                      5

         Notes to Unaudited Consolidated Financial Statements                                                        6

         Report of Independent Public Accountants                                                                   11

     Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                          12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             16

Part II. Other Information                                                                                          17


UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION      ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      JUNE 30,           December 31,
                                                                                             1999                  1998
                                                                                           UNAUDITED             Audited
----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $337,165 in 1999 and $626,180 in 1998)                                          $  325,646             $  591,237
    Available-for-sale, at market (amortized cost $650,473
    in 1999 and $320,171 in 1998)                                                            640,476                321,966
  Equity securities (cost $25,606 in 1999 and $23,450 in 1998)                               112,130                111,076
  Mortgage loans                                                                               2,736                  2,777
  Policy loans                                                                                 8,694                  8,707
  Other long-term investments, at market (cost $11,770 in 1999
  and $11,517 in 1998)                                                                        13,368                 14,368
  Short-term investments                                                                      26,123                 33,985
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $1,129,173             $1,084,116

CASH AND CASH EQUIVALENTS                                                                     15,274                    -
ACCRUED INVESTMENT INCOME                                                                     16,955                 16,130
ACCOUNTS RECEIVABLE                                                                           51,315                 44,868
DEFERRED POLICY ACQUISITION COSTS                                                             76,071                 67,592
PROPERTY AND EQUIPMENT                                                                        12,388                 13,334
REINSURANCE RECEIVABLES                                                                       14,282                 12,910
PREPAID REINSURANCE PREMIUMS                                                                   2,078                  2,923
INTANGIBLES                                                                                      692                    817
INCOME TAXES RECEIVABLE                                                                        3,589                  3,757
OTHER ASSETS                                                                                   3,887                  4,147
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $1,325,704             $1,250,594
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                       $  267,505             $  251,117
    Life insurance                                                                           630,724                575,189
  Unearned premiums                                                                          125,729                116,418
  Accrued expenses and other liabilities                                                      21,153                 18,922
  Employee benefit obligations                                                                10,921                  9,813
  Deferred income taxes                                                                       18,878                 22,853
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         $1,074,910             $  994,312
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                                            $   33,595             $   33,639
  Additional paid-in capital                                                                   7,606                  7,927
  Retained earnings                                                                          155,497                155,421
  Accumulated other comprehensive income, net of tax                                          54,096                 59,295
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                $  250,794             $  256,282
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,325,704             $1,250,594
============================================================================================================================

             The Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF SHARES)

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Three months ended June 30,
                                                                                                1999                 1998
----------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                     $    60,648           $    59,941
  Investment income, net                                                                       18,339                16,796
  Realized investment gains and other income                                                      296                17,220
  Commission and policy fee income                                                                545                   491
----------------------------------------------------------------------------------------------------------------------------
                                                                                               79,828                94,448
----------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                               47,959                48,012
  Increase in liability for future policy benefits                                              1,491                   984
  Amortization of deferred policy acquisition costs                                            12,197                12,154
  Other underwriting expenses                                                                  12,067                 9,092
  Interest on policyholders' accounts                                                           7,061                 6,679
----------------------------------------------------------------------------------------------------------------------------
                                                                                               80,775                76,921
----------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                                                             (947)                17,527
  Federal income taxes (benefit)                                                              (1,488)                 4,917
----------------------------------------------------------------------------------------------------------------------------
  Net income                                                                              $       541           $    12,610
============================================================================================================================
Earnings per common share                                                                 $       .05           $      1.18
============================================================================================================================
Weighted average common shares outstanding                                                 10,081,320            10,685,374
============================================================================================================================
Cash dividends declared per common share                                                  $      0.17           $      0.17
============================================================================================================================


           The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF SHARES)

---------------------------------------------------------------------------------------------------------------------------
                                                                                              Six months ended June 30,
                                                                                              1999                 1998
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                    $   120,798           $   119,277
  Investment income, net                                                                      35,775                33,022
  Realized investment gains and other income                                                   1,334                21,423
  Commission and policy fee income                                                               978                   955
---------------------------------------------------------------------------------------------------------------------------
                                                                                             158,885               174,677
---------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                              93,220                89,118
  Increase in liability for future policy benefits                                             2,599                 2,357
  Amortization of deferred policy acquisition costs                                           23,113                23,083
  Other underwriting expenses                                                                 23,009                17,848
  Interest on policyholders' accounts                                                         15,141                12,866
---------------------------------------------------------------------------------------------------------------------------
                                                                                             157,082               145,272
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                   1,803                29,405
  Federal income taxes (benefit)                                                             (1,702)                 7,913
---------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                             $     3,505           $    21,492
===========================================================================================================================
Earnings per common share                                                                $       .35           $      2.01
===========================================================================================================================
Weighted average common shares outstanding                                                10,086,492            10,702,805
===========================================================================================================================
Cash dividends declared per common share                                                 $      0.34           $      0.33
===========================================================================================================================


              The Notes to Unaudited Consolidated Financial Statements
                    are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                                   Six months ended June 30,
                                                                                 1999                    1998
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                     $  3,505                $ 21,492
------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
Operating activities
  Net bond discount accretion                                                      (176)                   (171)
  Depreciation and amortization                                                     925                     198
  Realized investment gains                                                      (1,334)                (21,423)
  Changes in:
     Accrued investment income                                                     (825)                 (1,088)
     Accounts receivable                                                         (6,447)                 (7,240)
     Deferred policy acquisition costs                                           (8,479)                 (8,458)
     Reinsurance receivables                                                     (1,372)                   (534)
     Prepaid reinsurance premiums                                                   845                     604
     Income taxes receivable/payable                                                168                  (2,208)
     Other assets                                                                   260                   3,027
     Future policy benefits and losses, claims and
         settlement expenses                                                     19,662                  14,748
     Unearned premiums                                                            9,311                   9,571
     Accrued expenses and other liabilities                                       3,946                  10,241
     Employee benefit obligations                                                 1,108                     969
     Deferred income taxes                                                       (1,175)                  1,320
     Other, net                                                                   6,192                     (61)
------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                            $ 22,609                $   (505)
------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                    $ 26,114                $ 20,987
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                         $ 15,226                $ 41,734
  Proceeds from call and maturity of held-to-maturity investments                19,667                  43,364
  Proceeds from call and maturity of available-for-sale investments              39,474                  13,687
  Proceeds from sale of other investments                                        49,369                  25,346
  Purchase of investments held-to-maturity                                         (502)                 (7,364)
  Purchase of investments available-for-sale                                   (138,948)               (116,164)
  Purchase of other investments                                                 (42,024)                (26,907)
  Proceeds from sale of property and equipment                                      789                   1,480
  Purchase of property and equipment                                               (643)                   (422)
------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                        $(57,592)               $(25,246)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts                  $ 81,705                $ 70,378
     Withdrawals from investment and universal life type contracts              (29,444)                (35,476)
  Purchase and retirement of common stock                                          (365)                 (1,523)
  Payment of cash dividends                                                      (5,144)                 (5,248)
  Purchase of common stock                                                            -                 (26,250)
------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                    $ 46,752                $  1,881
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                           $ 15,274                $ (2,378)
Cash and Cash Equivalents at Beginning of Year                                      -                     2,378
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $ 15,274                $    -
========================================================================================================================

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

    Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at June 30, 1999.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the six month periods ended June 30, 1999 and 1998 were $(695,000) and $8,800,000, respectively. There were no significant payments of interest through June 30, 1999 and 1998, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INVESTMENTS

    A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of June 30, 1999 is as follows.

----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999                                                                     Gross           Gross
                                                                 Amortized      Unrealized      Unrealized            Fair
TYPE OF INVESTMENT                                                   Cost     Appreciation    Depreciation           Value
----------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                       $ 15,073        $     50         $   214         $ 14,909
        Mortgage-backed securities                                  10,975             867               3           11,839
        All others                                                   1,788             282               -            2,070
      States, municipalities and political subdivisions            183,734           8,046              84          191,696
      Foreign                                                        3,040              70               -            3,110
      Public utilities                                              19,945             360              20           20,285
      Corporate bonds
        Collateralized mortgage obligations                         17,775             375             140           18,010
        All other corporate bonds                                   73,316           2,141             211           75,246
----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                            $325,646        $ 12,191         $   672         $337,165
============================================================================================================================
AVAILABLE-FOR-SALE
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                       $ 32,928        $    312         $   206         $ 33,034
        Mortgage-backed securities                                      38               3               -               41
        All others                                                   7,411               2             210            7,203
      States, municipalities and political subdivisions             85,870           1,045           1,973           84,942
      Foreign                                                       23,329              74           1,027           22,376
      Public utilities                                              83,959             486           1,773           82,672
      Corporate bonds
        Collateralized mortgage obligations                         68,123           2,346           1,158           69,311
        All other corporate bonds                                  348,815           3,025          10,943          340,897
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                         $650,473        $  7,293         $17,290         $640,476
----------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                               $2,200          $3,497         $     -           $5,697
     Banks, trust and insurance companies                            8,986          50,454               -           59,440
     All other common stocks                                        14,420          32,685             112           46,993
----------------------------------------------------------------------------------------------------------------------------
Total equity securities                                           $ 25,606        $ 86,636         $   112         $112,130
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                          $676,079        $ 93,929         $17,402         $752,606
============================================================================================================================
Other long-term investments                                       $ 11,770        $  1,822         $   224         $ 13,368
============================================================================================================================

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999                                                      Held-to-maturity                  Available-for-sale
---------------------------------------------------------------------------------------------------------------------------
                                                              Amortized           Fair           Amortized          Fair
                                                                 Cost             Value             Cost            Value
---------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                       $  8,435          $  8,561         $  6,694         $  6,788
Due after one year through five years                           66,611            68,874          119,152          120,106
Due after five years through ten years                          75,021            78,107          243,270          235,447
Due after ten years                                            131,756           136,865          180,268          175,749
Mortgage-backed securities                                      10,975            11,839               38               41
Collateralized mortgage obligations                             32,848            32,919          101,051          102,345
---------------------------------------------------------------------------------------------------------------------------
                                                              $325,646          $337,165         $650,473         $640,476
===========================================================================================================================

NOTE 3.  NEW ACCOUNTING STANDARDS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", governing the reporting and presentation of comprehensive income and its components which includes traditional net income and items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available-for-sale. In accordance with the interim reporting guidelines of SFAS No. 130, comprehensive income (loss) was $(1,694,000) and $10,432,000 for the six months ended June 30, 1999 and 1998, respectively. Comprehensive income (loss) was $(2,106,000) and $1,069,000 for the three months ended June 30,1999 and 1998, respectively.

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

   In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15,1999. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedges. The Company adopted SFAS No. 133 effective January 1, 1999. As part of the implementation, the Company reclassed a portion of its fixed income securities from the held-to-maturity category to the available-for-sale category, as of January 1, 1999. Refer to Note 5 for further disclosure.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
                                                              PROPERTY AND                  LIFE
                                                           CASUALTY INSURANCE             INSURANCE                TOTAL
-----------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $121,638                 $ 37,366               $  159,004
-----------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                             (68)                     (51)                    (119)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $121,570                 $ 37,315               $  158,885
=============================================================================================================================
Net income (loss)                                                 $  (933)                 $  4,438               $    3,505
=============================================================================================================================
Assets                                                            $556,480                 $769,224               $1,325,704
=============================================================================================================================
JUNE 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $141,329                 $ 33,484               $  174,813
-----------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                             (79)                     (57)                    (136)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $141,250                 $ 33,427               $  174,677
=============================================================================================================================
Net income                                                        $ 17,116                 $  4,376               $   21,492
=============================================================================================================================
Assets                                                            $464,846                 $734,076               $1,198,922
=============================================================================================================================

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

    The Company has written covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options is recognized currently in earnings and included in realized investment gains and other income. At June 30, 1999, there were no covered call options outstanding, compared to covered call options written on approximately four percent of the equity portfolio at December 31, 1998.

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

    As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The cumulative effect of the impact on the Company's Consolidated Financial Statements due to the reclassification of $246,623,000 of fixed-income securities from held-to-maturity to available-for-sale, as of January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

NOTE 6. ACQUISITION

    On August 10, 1999 the Company finalized the purchase of American Indemnity Financial Corporation ("American Indemnity"), whereby the Company acquired American Indemnity as a wholly owned subsidiary for approximately $30,205,000 in cash. Common stockholders of American Indemnity received approximately $14.35 per share at the closing of the transaction and deferred consideration of up to $1.00 per share in two years, subject to adjustments relating to indemnities.

    American Indemnity is a Galveston, Texas, based holding company that is made up of a group of regional property and casualty insurance companies that offer personal and commercial lines of insurance through independent agents. As of December 31, 1998, total assets of American Indemnity were $152,608,000, and for the year ended December 31, 1998, total revenues of $69,289,000 and a net loss of $5,846,000 were reported.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 1999, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                               /s/  Arthur Andersen LLP
                               Arthur Andersen LLP


Chicago, Illinois
July 30, 1999 (Except with
respect to the matter
discussed in Note 6,
as to which the date is
August 10, 1999)

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis contains forward-looking information as defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. Actual results could differ materially from information within the forward-looking statements as a result of many factors, including, but not limited to, market conditions, competition, and natural disasters.

RESULTS OF OPERATIONS

    For the six months ended June 30, 1999, total net income, including realized capital gains, decreased to $3,505,000 or 35 cents per share, from $21,492,000 or $2.01 per share through the first half of 1998. The 1998 results included $21,423,000 of realized capital gains that resulted primarily from the sale of equity securities. The decrease in realized capital gains was the contributing factor in the decrease in revenues from $174,677,000 for the first half of 1998 to $158,885,000 for the first half of 1999. Premiums earned increased by $1,521,000 between years and investment income grew by eight percent, or $2,753,000. The six-month earnings included a 67 cents per share after-tax charge for catastrophe losses, which totaled $6,776,000, compared to a charge of 66 cents per share, or $7,027,000, for the first half of 1998. Six-month catastrophe losses contributed ten points to the consolidated property and casualty combined ratio (claims and expenses as a percentage of premiums) of 114 percent. For the same period last year, catastrophes also contributed ten points to the consolidated property and casualty combined ratio of 110 percent.

    Total net income for the three months ended June 30, 1999, including realized capital gains, were $541,000 or five cents per share, versus $12,610,000 or $1.18 per share for the second quarter of 1998. Included in the 1998 results were $17,220,000 of realized capital gains resulting primarily from the sale of equity securities. Comparatively, for the second quarter of 1999, realized capital gains were $296,000. Revenues for the second quarter of 1999 were $79,828,000 compared to $94,448,000 for the second quarter of 1998. The decrease was primarily attributable to the 1998 equity sales. Premiums earned increased by $707,000 between quarters, and investment income grew by nine percent, or $1,543,000. Current year second quarter earnings included an after-tax charge of approximately 46 cents per share for catastrophe losses, which totaled approximately $4,643,000, compared to an after-tax charge of approximately 66 cents per share, or approximately $7,027,000, for the second quarter of 1998.

PROPERTY AND CASUALTY INSURANCE SEGMENT

    The property and casualty segment had a net loss of $933,000 for the first six months of 1999, compared to net income of $17,116,000 for the same period in 1998. The prior year figures included realized capital gains of $20,309,000, primarily due to the sale of equity securities. Premiums earned decreased just $32,000 between years. Written premiums have increased $5,086,000 or four percent. Losses and settlement expenses incurred have increased $4,951,000 over the first half of 1998, with a majority of the increase coming from reinsurance assumed from other companies. Other underwriting expenses increased $5,732,000 for the first six months of 1999 compared to the first six months of 1998, with $4,628,000 due to a reduction of the deferral of acquisition costs. Higher loss ratios by line of business reduced the deferral of expenses in 1999 when compared to 1998, causing a larger immediate recognition of underwriting expenses.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the three months ended June 30, 1999, the property and casualty segment had a net loss of $1,061,000, compared to net income of $10,189,000 for the second quarter of 1998. Premiums earned for the quarter increased $166,000. Losses and settlement expenses decreased by $718,000 between the three months ended June 30, 1999 and June 30, 1998. Other underwriting expenses increased $3,343,000 due to a reduction of the deferral of acquisition costs. Higher loss ratios by line of business reduced the deferral of acquisition costs during the second quarter of 1999, when compared to the second quarter of 1998, causing a larger immediate recognition of underwriting expenses.

LIFE INSURANCE SEGMENT

    Offsetting the property and casualty results was net income of $4,438,000 for the six months ended June 30, 1999 reported by the Company's life insurance segment, compared to $4,376,000 for the six months ended June 30, 1998. Premiums earned increased by $1,546,000, or 14 percent, over the same period in 1998, primarily due to the earnings on a large block of credit life and accident and health insurance. Losses incurred decreased by $849,000 or 13 percent due to an improvement in experience. Amortization of deferred acquisition costs increased $2,706,000 or 111 percent over the first half of 1998, due primarily to amortization of deferred expenses on the significant volume of credit life and accident and health business written during 1998 and 1997. Other underwriting expenses decreased $571,000, or 23 percent, when compared to the first six months of 1998. The improvement is due to the mix of premiums written in 1999 versus 1998. This year, a majority of growth has been in annuity products, which have a commission rate of five percent. The credit life and accident and health premiums, with a commission and other compensation rate of 60 percent, were $4,127,000, compared to $8,003,000 in 1998. Interest on policyholders' accounts increased $2,274,000 for the six months ended June 30, 1999, compared to June 30, 1998. As the balances in the annuity and universal life accounts increase by new premiums, the interest credited to these accounts also increases.

INVESTMENT RESULTS

    Net investment income increased $2,753,000, or eight percent, through the first six months of 1999, compared to the first six months of 1998. Realized investment gains decreased by $20,089,000. A majority of the gains recognized through the first half of 1998 resulted from sales of equity securities. Proceeds from the sales in 1998 were used to repurchase 625,000 shares of the Company's common stock and to rebalance its equity portfolio.

TAX BENEFIT

    The tax benefit of $1,702,000 for the six-month period ended June 30, 1999, was due primarily to the deduction of municipal interest. As a result of this deduction, the Company had a net operating loss for tax purposes, which was carried back to 1997 and applied against income for that year, generating a tax refund.

STOCK OPTIONS

    In February and April 1999, the Company granted options under a Nonqualified Employee Stock Option Plan to purchase an aggregate of 500 and 5,521 shares of common stock, respectively, at an exercise price of $29.25 and $26.12 per share, to officers and other employees. At the date of grant (measurement date), the market value of the Company's common stock was equal to or less than the exercise price on all options. At June 30, 1999, the market value of the Company's common stock was below the exercise price on all options.

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

    Effective January 1, 1999, the Company reevaluated its investment classifications and transferred $246,623,000 of fixed-income securities from held-to-maturity to available-for-sale. This transfer was made in conjunction with the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which allowed a one-time adjustment in its classifications without the possibility of "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements as of January 1, 1999, due to the reclassification from held-to-maturity to available-for-sale increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000, increased other comprehensive income by approximately $6,013,000 and increased deferred income taxes by approximately $3,237,000.

    The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes. The Company has investments in collateralized mortgage obligations. These securities account for 14 percent of the fixed-income portfolio at June 30, 1999, compared to 16 percent as of December 31, 1998.

OTHER ASSETS

    Deferred acquisition costs total $76,071,000 at June 30, 1999 and represent deferred underwriting and acquisition expenses associated with writing insurance policies. Deferred acquisition costs are amortized over the life of the policies written to attain a matching of revenue to expenses. For the six months ended June 30, 1999, the Company's life segment has generated a $7,993,000 increase in deferred acquisition costs due to growth during the second quarter of 1999 in credit life and accident and health statutory premiums collected. The property and casualty segment had a small increase of $486,000 in deferred acquisition costs. The flat growth was due to unfavorable loss experience in some lines of business, particularly workers' compensation and reinsurance assumed.

    Accounts receivable, which pertains to the property and casualty segment, are amounts due from insurance agents and brokers for premiums written, less commissions paid. The balance at June 30, 1999, of $51,315,000 has increased 14 percent from December 31, 1998. The Company has not experienced difficulties in collecting balances from its agents. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

LIABILITIES

    The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $55,535,000 or ten percent between December 31, 1998, and June 30, 1999. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. As these product lines grow, the future policy benefits grow proportionately. Claims and settlement expenses, which relate primarily to the property and casualty segment, also increased from December 31, 1998. Direct and assumed

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reserves established for losses and expenses have increased $16,388,000, or seven percent. Of this increase, $741,000 relates to 1998 and 1999 catastrophe activity. Ceded recoverables for direct and assumed loss and loss adjustment expense reserves of $12,410,000 are reflected in the reinsurance receivables asset account. At June 30, 1999, the Company had no covered call options outstanding, compared to covered call options written on approximately four percent of the equity portfolio at December 31, 1998.

STOCKHOLDERS' EQUITY

    The Company's stockholders' equity decreased by $5,488,000 to $250,794,000 at June 30, 1999, compared to December 31, 1998. Net income of $3,505,000 increased equity, while net unrealized depreciation on the Company's available-for-sale securities and other long-term investments decreased equity by $5,199,000. The Company declared $3,429,000 in stockholders' dividends through June 30, 1999, and the Company purchased 13,182 shares of its common stock at a cost of $365,000 during the first half of 1999.

CASH FLOW AND LIQUIDITY

    Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $26,114,000 through the first half of 1999, compared to $20,987,000 through the first half of 1998. Operating cash flows continue to be ample to meet obligations to policyholders.

    Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $20 million line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate less one percent. There is no loan balance outstanding as of June 30, 1999.

IMPACT OF YEAR 2000

    The insurance industry is data intensive and utilizes computer technology extensively. The Year 2000 problem is, simply stated, the inability to correctly process dates after December 31, 1999.

    The Company recognizes that the Year 2000 problem is a major business issue in addition to a technical problem. In 1989, the Company issued a ten-year term bond policy. It was recognized then that the commonly used two digit year was going to be inadequate for processing beyond 1999. A plan was developed that would allow the information services department, through routine program and system maintenance, to gradually migrate to a four-digit year. By the mid-1990s the Company had progressed beyond the awareness phase and was well into the formal planning and execution/testing phases. Testing of the Company's "mission critical systems" was completed by December 31, 1998. Testing included present and future date testing which simulated critical dates in the Year 2000. The Company has successfully completed the move of all tested internal systems into production.

    The Company is currently reviewing its significant vendors, suppliers and agents to ensure that written statements of their readiness and commitment to a date for their Year 2000 compliance are received. The Company will continue to monitor the Year 2000 status of these entities and develop contingency plans to reduce the possible disruption in business operations that may result from the failure of third parties with which the Company has business relationships to address their Year 2000 issues. Should a third party with whom the Company transacts business have a system failure due to not

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

being Year 2000 compliant, the Company believes this could result in a delay in processing or reporting transactions of the Company, or a potential disruption in service to our customers. The failure of the Company's systems or the systems of its vendors to be compliant with the Year 2000 could result in the incorrect processing of critical financial and operational information. The Company is analyzing its processing in an effort to identify the nature and magnitude of problems that could result from such system errors. The Company is preparing a contingency plan that will detail alternative processing methods in the event that systems, including secondary systems, fail. Significant progress has been made in the development of the contingency plan. The contingency plan should be final and in place by September 1, 1999.

    The Company is also addressing areas other than Information Technology to ensure Year 2000 compliance. An assessment has identified the non-IT assets that may be impacted by the Year 2000 problem. Although there are a few items that will be impacted, none were deemed critical and all will be compliant by the end of the third quarter of 1999.Expenses incurred in connection with programming and testing have been expensed as incurred and absorbed into normal operating expenses. Costs incurred through June 30, 1999, were approximately $1,183,000. The Company believes the remaining costs for the Year 2000 compliance will include salaries and overhead for existing personnel of approximately $127,000 and replacement of hardware of approximately $90,000.

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


UNITED FIRE & CASUALTY COMPANY
-------------------------------------------------------------------------------
(REGISTRANT)


AUGUST 10, 1999
-------------------------------------------------------------------------------
(DATE)


/s/  JOHN A. RIFE
-------------------------------------------------------------------------------
JOHN A. RIFE
PRESIDENT


/s/  K.G. BAKER
-------------------------------------------------------------------------------
K.G. BAKER
VICE PRESIDENT , CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER