Form 10-Q
period 1999-09-30
UNITED FIRE & CASUALTY CO
filed 1999-11-15
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999




Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)



          Iowa                               42-0644327
---------------------------       ---------------------------------
 (State of Incorporation)         (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                52407
--------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


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

YES  X         NO  X
    ---           ---



As of November 3, 1999, 10,073,539 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES



INDEX



Part 1.   Financial Information

  Item 1.   Financial Statements

     Consolidated Balance Sheets as of September 30, 1999 (unaudited)
     and December 31, 1998                                                    2

     Unaudited Consolidated Statements of Operations for the three
     month periods ended September 30, 1999 and 1998                          3

     Unaudited Consolidated Statements of Operations for the
     nine month periods ended September 30, 1999 and 1998                     4

     Unaudited Consolidated Statements of Cash Flows for the nine month
     periods ended September 30, 1999 and 1998                                5

     Notes to Unaudited Consolidated Financial Statements                     6

     Report of Independent Public Accountants                                12

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                      13

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         18

Part II. Other Information                                                   19

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION    Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands)

--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 September 30,           December 31,
                                                                                           1999                    1998
                                                                                         Unaudited                Audited
--------------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $328,825 in 1999 and $626,180 in 1998)                                        $  321,082              $  591,237
    Available-for-sale, at market (amortized cost $761,076
    in 1999 and $320,171 in 1998)                                                          742,399                 321,966
  Equity securities (cost $38,730 in 1999 and $23,450 in 1998)                             115,155                 111,076
  Mortgage loans                                                                                 -                   2,777
  Policy loans                                                                               8,621                   8,707
  Other long-term investments, at market (cost $12,288 in 1999
  and $11,517 in 1998)                                                                      14,686                  14,368
  Short-term investments                                                                    18,451                  33,985
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $1,220,394              $1,084,116

Cash and Cash Equivalents                                                                    1,116                       -
Accrued Investment Income                                                                   17,853                  16,130
Accounts Receivable                                                                         65,380                  44,868
Deferred Policy Acquisition Costs                                                           88,135                  67,592
Property and Equipment                                                                      15,244                  13,334
Reinsurance Receivables                                                                     36,055                  12,910
Prepaid Reinsurance Premiums                                                                 3,145                   2,923
Intangibles                                                                                  9,070                     817
Income Taxes Receivable                                                                      3,757                   3,757
Other Assets                                                                                 8,695                   4,147
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $1,468,844              $1,250,594
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                     $  338,425              $  251,117
    Life insurance                                                                         669,625                 575,189
  Unearned premiums                                                                        155,474                 116,418
  Accrued expenses and other liabilities                                                    32,551                  18,922
  Employee benefit obligations                                                              12,934                   9,813
  Deferred income taxes                                                                     13,808                  22,853
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       $1,222,817              $  994,312
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                                          $   33,595              $   33,639
  Additional paid-in capital                                                                 7,606                   7,927
  Retained earnings                                                                        160,179                 155,421
  Accumulated other comprehensive income, net of tax                                        44,760                  59,295
  Treasury Stock                                                                              (113)                      -
--------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              $  246,027              $  256,282
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $1,468,844              $1,250,594
==========================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and number of shares)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Three months ended September 30,
                                                                                             1999                   1998
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                     $   70,501             $   61,543
  Investment income, net                                                                      19,272                 16,964
  Realized investment gains and other income                                                     593                    318
  Commission and policy fee income                                                               502                    487
---------------------------------------------------------------------------------------------------------------------------
                                                                                              90,868                 79,312
---------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                              47,900                 53,685
  Increase in liability for future policy benefits                                             1,527                   (263)
  Amortization of deferred policy acquisition costs                                           14,334                 12,168
  Other underwriting expenses                                                                  9,367                 13,103
  Interest on policyholders' accounts                                                          9,655                  6,569
---------------------------------------------------------------------------------------------------------------------------
                                                                                              82,783                 85,262
---------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                                                            8,085                 (5,950)
  Federal income taxes (benefit)                                                               1,687                 (3,987)
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                       $    6,398             $   (1,963)
===========================================================================================================================
Earnings (loss) per common share                                                          $     0.63             $    (0.19)
===========================================================================================================================
Weighted average common shares outstanding                                                10,078,294             10,088,460
===========================================================================================================================
Cash dividends declared per common share                                                  $     0.17             $     0.17
===========================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and number of shares)

---------------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended September 30,
                                                                                            1999                    1998
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                    $  191,299              $  180,820
  Investment income, net                                                                     55,047                  49,986
  Realized investment gains and other income                                                  1,927                  21,741
  Commission and policy fee income                                                            1,480                   1,442
---------------------------------------------------------------------------------------------------------------------------
                                                                                            249,753                 253,989
---------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                            141,120                 142,803
  Increase in liability for future policy benefits                                            4,126                   2,094
  Amortization of deferred policy acquisition costs                                          37,447                  35,251
  Other underwriting expenses                                                                32,376                  30,951
  Interest on policyholders' accounts                                                        24,796                  19,435
---------------------------------------------------------------------------------------------------------------------------
                                                                                            239,865                 230,534
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                  9,888                  23,455
  Federal income taxes (benefit)                                                                (15)                  3,926
  Net Income                                                                             $    9,903              $   19,529
===========================================================================================================================
Earnings per common share                                                                $      .98              $     1.86
===========================================================================================================================
Weighted average common shares outstanding                                               10,083,729              10,495,773
===========================================================================================================================
Cash dividends declared per common share                                                 $     0.51              $     0.50
===========================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended September 30,
                                                                                        1999                    1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                           $   9,903               $  19,529
----------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
Operating activities
  Net bond discount accretion                                                             (197)                   (429)
  Depreciation and amortization                                                          1,805                     264
  Realized investment gains                                                             (1,927)                (21,741)
  Changes in:
     Accrued investment income                                                            (791)                   (853)
     Accounts receivable                                                                (7,130)                 (4,529)
     Deferred policy acquisition costs                                                 (16,153)                 (6,517)
     Reinsurance receivables                                                              (847)                 (1,269)
     Prepaid reinsurance premiums                                                        3,048                     878
     Income taxes receivable/payable                                                         -                  (7,274)
     Other assets                                                                       (2,856)                   (633)
     Future policy benefits and losses, claims and
         Settlement expenses                                                            18,390                  20,764
     Unearned premiums                                                                  10,277                  12,763
     Accrued expenses and other liabilities                                             (2,893)                  4,217
     Employee benefit obligations                                                        3,121                     580
     Deferred income taxes                                                                 281                       -
     Other, net                                                                         10,343                  (3,400)
----------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                  $  14,471               $  (7,179)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                          $  24,374               $  12,350
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                               $  25,327               $  53,117
  Proceeds from call and maturity of held-to-maturity investments                       25,429                  64,627
  Proceeds from call and maturity of available-for-sale investments                     58,023                  19,778
  Proceeds from sale of other investments                                               93,419                  31,464
  Purchase of investments held-to-maturity                                              (1,662)                (10,877)
  Purchase of investments available-for-sale                                          (208,192)               (172,817)
  Purchase of other investments                                                        (75,810)                (28,690)
  Proceeds from sale of property and equipment                                             937                   2,275
  Purchase of property and equipment                                                      (795)                 (1,391)
  Acquisition of property & casualty company, net of cash acquired                     (22,249)                      -
----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                              $(105,573)              $ (42,514)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life type contracts                        $ 139,264               $ 113,320
     Withdrawals from investment and universal life type contracts                     (49,614)                (51,848)
  Purchase and retirement of common stock                                                 (481)                (26,723)
  Payment of cash dividends                                                             (6,854)                 (6,963)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                          $  82,315               $  27,786
----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 $   1,116               $  (2,378)
Cash and Cash Equivalents at Beginning of Year                                               -                   2,378
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $   1,116               $       -
======================================================================================================================

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

     Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at September 30, 1999.

     For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Income taxes paid, net of refunds for the nine month periods ended September 30, 1999 and 1998 were $(295,000) and $11,200,000, respectively. There were no significant payments of interest through September 30, 1999 and 1998, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2.  Investments

  A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of September 30, 1999 is as follows.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in  Thousands)
-----------------------------------------------------------------------------------------------------------------------------
September 30, 1999                                                                 Gross             Gross
                                                               Amortized         Unrealized        Unrealized           Fair
Type of Investment                                                Cost          Appreciation      Depreciation         Value
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                     $ 15,078           $    29          $   375          $ 14,732
        Mortgage-backed securities                                10,131               711                3            10,839
        All others                                                 1,796               260                -             2,056
      States, municipalities and political                       181,263             6,123              417           186,969
       subdivisions
      Foreign                                                      3,037                32                -             3,069
      Public utilities                                            19,520               234               88            19,666
      Corporate bonds
        Collateralized mortgage obligations                       16,598               243              203            16,638
        All other corporate bonds                                 73,659             1,554              357            74,856
-----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                          $321,082           $ 9,186          $ 1,443          $328,825
=============================================================================================================================
Available-for-sale
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                     $ 31,920           $    90          $   764          $ 31,246
        Mortgage-backed securities                                15,569                 8              318            15,259
        All others                                                40,549               160              671            40,038
      States, municipalities and political subdivisions           88,517             1,152            3,471            86,198
      Foreign                                                     28,906                95            1,608            27,393
      Public utilities                                            92,880               778            2,534            91,124
      Corporate bonds
        Collateralized mortgage obligations                       69,998             1,926            1,158            70,766
        All other corporate bonds                                392,737             2,336           14,698           380,375
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                       $761,076           $ 6,545          $25,222          $742,399
-----------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                           $  9,633           $ 8,668          $   179          $ 18,122
     Banks, trust and insurance companies                         12,735            43,489              563            55,661
     All other common stocks                                      15,429            25,492              436            40,485
     Nonredeemable preferred stocks                                  933                 -               46               887
-----------------------------------------------------------------------------------------------------------------------------
Total equity securities                                         $ 38,730           $77,649          $ 1,224          $115,155
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        $799,806           $84,194          $26,446          $857,554
=============================================================================================================================
Other long-term investments                                     $ 12,288           $ 2,509          $   111          $ 14,686
=============================================================================================================================

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at September 30, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
September 30, 1999                                                 Held-to-maturity             Available-for-sale
----------------------------------------------------------------------------------------------------------------------
                                                                 Amortized     Fair            Amortized      Fair
                                                                    Cost       Value             Cost         Value
----------------------------------------------------------------------------------------------------------------------
Due in one year or less                                           $  9,821    $  9,944          $ 16,974    $ 16,767
Due after one year through five years                               64,028      65,741           179,822     179,239
Due after five years through ten years                              76,975      79,469           264,529     254,161
Due after ten years                                                128,451     131,462           182,264     174,961
Mortgage-backed securities                                          10,131      10,839            15,569      15,259
Collateralized mortgage obligations                                 31,676      31,370           101,918     102,012
----------------------------------------------------------------------------------------------------------------------
                                                                  $321,082    $328,825          $761,076    $742,399
======================================================================================================================

Note 3.  New Accounting Standards

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", governing the reporting and presentation of comprehensive income and its components which includes traditional net income and items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available-for-sale. In accordance with the interim reporting guidelines of SFAS No. 130, comprehensive income (loss) was $(4,632,000) and $2,330,000 for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive loss was $(2,938,000) and $(8,102,000) for the three months ended September 30,1999 and 1998, respectively.

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

Note 4.  Segment Information

  The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has four locations from which it conducts its business. All offices target a similar customer base and market the same products using the same marketing strategies and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 1998 Form 10-K. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

===============================================================================
                                               (Dollars in Thousands)
                               Property and          Life
                           Casualty Insurance     Insurance             Total
------------------------------------------------------------------------------
September 30, 1999
------------------------------------------------------------------------------
Revenues                           $191,708       $ 58,225        $   249,933
------------------------------------------------------------------------------
Intersegment eliminations              (103)          (77)               (180)
------------------------------------------------------------------------------
Total revenues                     $191,605       $ 58,148        $   249,753
===============================================================================
Net income                         $  3,152       $  6,751        $     9,903
===============================================================================
Assets                             $667,145       $801,699        $ 1,468,844
===============================================================================
September 30, 1998
------------------------------------------------------------------------------
Revenues                           $203,637       $ 50,546        $   254,183
------------------------------------------------------------------------------
Intersegment eliminations              (105)          (89)               (194)
------------------------------------------------------------------------------
Total revenues                     $203,532       $ 50,457        $   253,989
===============================================================================
Net income                         $ 12,677       $  6,852        $    19,529
===============================================================================
Assets                             $541,337       $672,702        $ 1,214,039
===============================================================================

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

  The Company has written covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options is recognized currently in earnings and included in realized investment gains and other income. At September 30, 1999, covered call options were written on approximately two percent of the equity portfolio, compared to covered call options written on approximately four percent of the equity portfolio at December 31, 1998.

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

Note 6. Acquisition

  On August 10, 1999, the Company acquired American Indemnity Financial Corporation ("American Indemnity") as a wholly owned subsidiary for approximately $30,200,000 in cash in exchange for 1,962,410 shares of common stock. Common stockholders of American Indemnity received approximately $14.35 per share of common stock at the closing of the transaction and deferred consideration of up to $1.00 per share in two years, subject to adjustments relating to indemnities. An escrow account with a balance of $1,990,000 is included in the Company's consolidated balance sheets in other assets for payment of the deferred consideration.

  American Indemnity is a Galveston, Texas, based holding company that is made up of the following regional property and casualty insurance companies: American Indemnity Company, American Fire and Indemnity Company, Texas General Indemnity Company, and American Indemnity Lloyds. The American Indemnity insurers offer personal and commercial lines of insurance through independent agents.

  The transaction was accounted for using the purchase method of accounting. American Indemnity's results for the period August 10, 1999 through September 30, 1999 are included in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999. The purchase price paid for American Indemnity has

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

been allocated to the assets acquired and liabilities assumed based on a preliminary determination of their values and the excess purchase price has been recorded as goodwill. The Company may adjust this purchase price allocation when a final determination of fair values is made. However, any adjustment is not expected to be material. Goodwill of approximately $9,100,000 will be amortized on a straight-line basis for a period of ten years. The following schedule summarizes the assets acquired and the liabilities assumed as of August 10, 1999.

----------------------------------------------------------------------------------------------------------------------
                                                                                                (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
Assets acquired
  Fixed maturity securities                                                                                   $ 68,499
  Equity securities                                                                                             14,344
  Other Assets                                                                                                  55,498
----------------------------------------------------------------------------------------------------------------------
   Total assets acquired                                                                                      $138,341
======================================================================================================================
Liabilities assumed
  Policy reserves and unearned premiums                                                                       $102,483
  Deferred income taxes                                                                                         (1,500)
  Other liabilities                                                                                             18,237
----------------------------------------------------------------------------------------------------------------------
   Total liabilities assumed                                                                                  $119,220
======================================================================================================================
Net assets acquired                                                                                             19,121
----------------------------------------------------------------------------------------------------------------------
Excess of acquisition cost over net assets acquired                                                              9,100
----------------------------------------------------------------------------------------------------------------------
Total purchase price                                                                                          $ 28,221
======================================================================================================================

  In connection with the purchase, the Company developed a plan (the "exit plan") to close certain branches and involuntarily terminate certain employees of American Indemnity. A liability of $972,000 to reflect employee termination benefits and future contractual lease payments related to abandoned facilities was included in the allocation of the purchase price. During the third quarter of 1999, the Company reduced this liability by $49,000 for lease payments on the abandoned facilities. The exit plan is expected to be completed by the end of 1999.

The following table presents the unaudited proforma results of operations for the three- and nine-month periods ended September 30, 1999 and 1998, had the acquisition occurred on January 1, 1998.

-----------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands Except Per Share Data)
-----------------------------------------------------------------------------------------------------------------------------
                           Three months ended        Nine months ended        Three months ended         Nine months ended
                           September 30, 1999       September 30, 1999        September 30, 1998        September 30, 1998
                               Unaudited                 Unaudited                 Unaudited                 Unaudited
-----------------------------------------------------------------------------------------------------------------------------
Revenues                              $95,916                 $287,111                   $95,929                  $306,315
Net income (loss)                       4,930                    6,267                    (2,607)                   14,695
Earnings (loss) per
 share                                   0.49                      .62                     (0.26)                     1.40
-----------------------------------------------------------------------------------------------------------------------------

  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 1999, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
November 3, 1999

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

RESULTS OF OPERATIONS

     Net income, including realized capital gains, was $6,398,000 or $.63 per share for the quarter ended September 30, 1999, compared to a net loss of $(1,963,000) or $(.19) per share for the same period in 1998. An improvement in property and casualty underwriting results was a contributing factor in the Company's third quarter earnings improvement. In addition, the Company's life segment continues to report profitable results. On a direct basis, the Company has had minimal exposure to catastrophes during the third quarter, including limited direct losses resulting from Hurricane Floyd. From an assumed reinsurance perspective, it is too early to determine what the Company's exposure to Hurricane Floyd will be. Early predictions of Floyd's potential devastation were much higher than actual experience. As a result, management feels that assumed losses from Hurricane Floyd will not have a material impact on the Company's results.

     On August 10, 1999, the Company acquired American Indemnity Financial Corporation ("American Indemnity") as a wholly owned subsidiary for approximately $30,200,000 in cash. Common stockholders of American Indemnity received approximately $14.35 per share at the closing of the transaction and deferred consideration of up to $1.00 per share in two years, subject to adjustments relating to indemnities.

     For the nine-month period ended September 30, 1999, the Company reported net income, including realized capital gains, of $9,903,000 or $.98 per share, compared to $19,529,000 or $1.86 per share for the same period in 1998. The 1998 results included $14,131,000 of realized capital gains (after tax), that resulted from the sale of equity securities.

Property and casualty insurance segment

     For the three months ended September 30, 1999, the property and casualty segment earned $4,085,000, compared to a loss of $(4,439,000) for the third quarter of 1998. Net catastrophe losses resulted in charges against net income of $2,083,000 or $.21 per share, during the third quarter of 1999, compared to $3,577,000 or $.35 per share for the third quarter of 1998. These losses added five percent to the statutory combined ratio for the third quarter of 1999, bringing the total quarter statutory combined ratio to 110 percent. For the third quarter of 1998, catastrophe losses added 11 percent to the statutory combined ratio, bringing the total quarter statutory combined ratio to 126 percent.

     Premium volume for the property and casualty segment increased, after many quarters of stagnant growth. Premiums written by the property and casualty segment increased $10,414,000 or 19 percent between years for the three months ended September 30, 1999 and 1998. Of the premiums written increase, $7,393,000 is attributable to the acquisition of American Indemnity. The acquired subsidiary had premiums earned of $6,970,000 subsequent to the acquisition and losses and expenses incurred of $9,835,000. Included in the earned premiums is a write off of $2,057,000 due to unearned premium related to a canceled reinsurance contract. Subsequent to the purchase, the Company arranged for reinsurance coverage for American Indemnity under the Company's reinsurance program.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The group's three-month underwriting expenses have decreased by $3,736,000, or 29 percent. Improved underwriting results have enabled the Company to defer a larger amount of acquisition expenses as opposed to an immediate charge to income, when compared to the same period in 1998.

     Through September 30, 1999, the property and casualty segment earned $3,151,000, compared to $12,677,000 through the first nine months of 1998. For the first nine months of 1999, net catastrophe losses resulted in charges against net income of $8,267,000 or $.82 per share, compared to $10,603,000 or $1.01 per share for the first nine months of 1998. These losses added seven percent to the 1999 nine-month statutory combined ratio bringing the total statutory combined ratio to 112 percent. Through the first nine months of 1998, catastrophe losses added ten percent to the statutory combined ratio, bringing the total statutory combined ratio to 115 percent. Premiums written increased by nine percent or $15,500,000 through September 30, 1999 when compared to the first nine months of 1998.

Life insurance segment

     Through September 30, 1999, the life segment reported net income of $6,751,000, compared to $6,852,000 through the first nine months of 1998. Premiums earned increased by $2,891,000 or 17 percent, primarily due to the unearned premium on the Company's large block of credit life/A&H business beginning to earn out. Investment income increased by $5,520,000 or 17 percent between the two periods. Losses and settlement expenses decreased by $2,473,000 or 25 percent due to more favorable experience than last year when losses incurred for the year totaled $12,299,000 or a 27 percent increase over the prior year. The change in the liability for future benefits increased $2,032,000 or 97 percent primarily because annuity premium collected during the last six months has increased $31,689,000 compared to a $10,699,000 decrease the first three months of the year. The entire collected premium plus interest credited causes an increase in this liability. The large increase in the liability has been partially offset by the following three things: 1)relatively flat account balance changes for the universal life block, 2)a decrease in credit life premiums of $6,771,000 for the year and 3)most of the increase in traditional policies issued during 1998 and 1999 have been term policies. This type of policy carries a much lower reserve than the single premium whole life policies that the Company issued in a larger than usual volume in 1997 and 1998. As the balances in the annuity and universal life accounts increase by new premium so does the interest credited to these accounts. In 1999 the Company has credited $24,796,000 to these accounts which reflects a $5,361,000 or 28 percent increase over the same period in 1998.

     For the three months ended September 30, 1999, the life segment earned $2,313,000, compared to $2,475,000 for the third quarter of 1998. Premiums earned increased by $1,345,000 or 23 percent and investment income increased by $2,156,000 or 19 percent between the two periods, while losses and settlement expenses decreased by $1,624,000 or 46 percent. The increase in liability for future policy benefits grew by $1,790,000 and interest on policyholders' accounts increased by $3,087,000.

Investment results

     Net investment income increased $5,061,000, or ten percent, through the first nine months of 1999, compared to the same period in 1998. Realized investment gains decreased by $19,814,000. A majority of the gains recognized through the first nine months of 1998 resulted from sales of equity securities. Proceeds from the sales in 1998 were used to repurchase 625,000 shares of the Company's common stock and to rebalance its equity portfolio. Net unrealized

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

appreciation, net of tax, decreased $14,535,000 through September 30, 1999 compared to December 31, 1998, due to the general increase in interest rates during 1999.

Tax benefit

     The tax benefit of $15,000 for the nine-month period ended September 30, 1999, was due primarily to the deduction of municipal interest. As a result of this deduction, the Company had a net operating loss for tax purposes, which was carried back to 1997 and applied against income for that year, generating a tax refund.

Stock options

     In February and April 1999, the Company granted options under a Nonqualified Employee Stock Option Plan to purchase an aggregate of 500 and 5,521 shares of common stock, respectively, at an exercise price of $29.25 and $26.12 per share, to officers and other employees. At the date of grant (measurement date), the market value of the Company's common stock was equal to or less than the exercise price on all options. At September 30, 1999, the market value of the Company's common stock was below the exercise price on all options.

FINANCIAL CONDITION

Investments

     The investment portfolio is comprised primarily of fixed maturity securities and equity securities. The Company's investment strategy is to invest principally in medium and long-term, high-quality securities. Fixed maturities, which the Company has the ability and intent to hold to maturity, are classified as held-to-maturity. The remaining fixed maturities and all of the Company's equity securities are classified as available-for-sale.

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

     The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes. The Company has investments in collateralized mortgage obligations, which account for 13 percent of the fixed-income portfolio at September 30, 1999, compared to 16 percent as of December 31, 1998.

Other assets

     Deferred acquisition costs total $88,135,000 at September 30, 1999 and represent deferred underwriting and acquisition expenses associated with writing insurance policies. For the property and casualty segment, deferred acquisition costs are amortized over the life of the policies written to attain a matching of revenue to expenses. The life segment amortizes deferred acquisition costs over gross profits. For the nine months ended September 30, 1999, the Company's life segment has generated a $13,025,000 increase in deferred acquisition costs due to growth during the second quarter of 1999 in credit life and accident and health statutory premiums collected. The property and casualty

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

segment had an increase of $7,518,000 in deferred acquisition costs, due in large part to the acquisition. American Indemnity's deferred acquisition costs were calculated in a manner consistent with the methodology employed by the Company.

     Accounts receivable, which pertains to the property and casualty segment, are amounts due from insurance agents and brokers for premiums written, less commissions paid. The balance at September 30, 1999, of $65,380,000 has increased 46 percent from December 31, 1998. Accounts receivable from the agents of American Indemnity contributed $13,893,000 of the growth. Increased property and casualty premium writings is also contributing to growth in accounts receivable. The Company has not experienced problems with the collection of balances from its agents. Reinsurance receivables grew significantly due to balances owed American Indemnity by its reinsurance brokers. At September 30, 1999, American Indemnity had over $20,000,000 in receivables related to loss reserves prior to the purchase. This large volume reflects American Indemnity's prior low loss retention levels. Other assets increased by $4,548,000 due primarily to miscellaneous assets acquired in the purchase of American Indemnity, an escrow for deferred compensation related to the purchase, and to balances owed the Company from investment brokers for trades made and not yet settled.

Liabilities

     The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $94,436,000 or 16 percent between December 31, 1998, and September 30, 1999. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. As these product lines grow, the future policy benefits grow proportionately. Reserves for claims and settlement expenses, which relate primarily to the property and casualty segment, also increased through September 30, 1999, when compared to December 31, 1998. Direct and assumed reserves established for losses and expenses have increased $87,308,000, or 35 percent. Of this increase, $72,772,000 relates to the purchase of American Indemnity. At September 30, 1999, covered call options were written on approximately two percent of the equity portfolio, compared to approximately four percent of the equity portfolio at December 31, 1998.

Stockholders' equity

     The Company's stockholders' equity decreased by $10,255,000 to $246,027,000 at September 30, 1999, compared to December 31, 1998. Net income of $9,903,000 increased equity, while net unrealized depreciation on the Company's available-for-sale securities and other long-term investments decreased equity by $14,535,000. The Company declared $5,142,000 in stockholders' dividends through September 30, 1999, and the Company purchased 18,328 shares of its common stock at a cost of $481,000 during the first nine months of 1999.

Cash flow and liquidity

     Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $24,374,000 through the first half of 1999, compared to $12,350,000 through the first nine months of 1998. Operating cash flows continue to be ample to meet obligations to policyholders.

     Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $20 million line of credit with a local bank. Under

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate less one percent. The Company had a balance payable on the line of credit of $1,875,000 as of September 30, 1999.

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

     The Company has reviewed all significant vendors, suppliers and agents to ensure that written statements of their readiness and commitment to a date for their Year 2000 compliance are received. The Company will continue to monitor the Year 2000 status of these entities and has developed a comprehensive contingency plan to reduce the possible disruption in business operations that may result from the failure of third parties with which the Company has business relationships to address their Year 2000 issues. Should a third party with whom the Company transacts business have a system failure due to not being Year 2000 compliant, the Company believes this could result in a delay in processing or reporting transactions of the Company, or a potential disruption in service to our customers.

     The failure of the Company's systems or the systems of its vendors to be compliant with the Year 2000 could result in the incorrect processing of critical financial and operational information. The Company is analyzing its processing in an effort to identify the nature and magnitude of problems that could result from such system errors. The Company has prepared a contingency plan that will detail alternative processing methods in the event that systems, including secondary systems, fail. This plan is available for review and has been forwarded to the Iowa Insurance Department.

     The Company is currently reviewing the systems and equipment of American Indemnity for Year 2000 compliance. The Company's home office staff has made several site visits to American Indemnity to ensure that all systems are compliant and tested by December 31, 1999. There are two American Indemnity systems which are not Year 2000 compliant. One of the systems, a software package for creating statutory annual filings, will be compliant by the end of year. The other system, commercial rating software, is being replaced by the Company's own systems, which are Year 2000 compliant. In the event that this conversion and testing would not take place by December 31, 1999, the Company has a plan of action to rate American Indemnity's commercial policies manually. American Indemnity's personal workstations are approximately 85 percent compliant, and will be 100 percent compliant by December 31, 1999.

     The Company is also addressing areas other than Information Technology to ensure Year 2000 compliance. An assessment has identified the non-IT assets that may be impacted by the Year 2000 problem and most of these problem areas have been corrected. Although there are a few items that remain, none were deemed critical and all will be compliant by the end of 1999. Expenses incurred in connection with programming and testing have been expensed as incurred and absorbed into normal operating expenses. Costs incurred through September 30, 1999, were approximately $1,400,000. The Company believes the remaining costs for the Year 2000 compliance will include salaries and overhead for existing personnel of approximately $100,000 and replacement of hardware of approximately $50,000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Covered call options are written on several common stocks owned by the Company. Generally, the calls are written on stocks the Company views as over-priced relative to their market value. Writing of in-the-money calls at transaction date has not been done, but the Company is not restricted in any way from doing so. The practice of writing covered calls is considered a conservative equity strategy by market analysts.

     There have been no material changes in the Company's market risk or market risk factors from that reported in the Company's 1998 Form 10-K.

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

UNITED FIRE & CASUALTY COMPANY
------------------------------------------------------------------------
(Registrant)


November 3, 1999
------------------------------------------------------------------------
(Date)


------------------------------------------------------------------------
John A. Rife
President

-----------------------------------------------------------------------
K.G. Baker
Vice President , Chief Financial Officer and Principal Accounting Officer