Form 10-K
period 1999-12-31
UNITED FIRE & CASUALTY CO
filed 2000-03-30
CIK 101199

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

      Commission File Number  2-39621

                         UNITED FIRE & CASUALTY COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              IOWA                                       42-0644327
     ------------------------               ---------------------------------
     (State of Incorporation)               (IRS Employer Identification No.)

        118 Second Avenue, S.E.
         Cedar Rapids, Iowa                              52407-3909
---------------------------------------          ---------------------------
(Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code: (319) 399-5700

         Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES   [X]         NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    As of March 1, 2000, 10,060,084 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $78,069,131.

                           FORM 10-K TABLE OF CONTENTS

                                                                        PAGE

PART I:
       Item 1.        Business                                            1

       Item 2.        Properties                                          7

       Item 3.        Legal Proceedings                                   7

       Item 4.        Submission of Matters to a Vote of
                      Security Holders                                    7

PART II:

       Item 5.        Market for Registrant's Common Equity and
                      Related Stockholder Matters                         7

       Item 6.        Selected Financial Data                             8

       Item 7.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       9

       Item 7a.       Quantitative and Qualitative Disclosures
                      About Market Risk                                  15

       Item 8.        Financial Statements and Supplementary Data        17

       Item 9.        Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure             42

PART III:

       Item 10.       Directors and Executive Officers of the
                      Registrant                                         42

       Item 11.       Executive Compensation                             44

       Item 12.       Security Ownership of Certain Beneficial
                      Owners and Management                              49

       Item 13.       Certain Relationships and Related Transactions     49

PART IV:

       Item 14.       Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                50

       Signatures                                                        51

PART I.
ITEM 1.  BUSINESS
GENERAL DESCRIPTION

         United Fire & Casualty Company and its subsidiaries (the "Company") are engaged in the business of writing property, casualty and life insurance. The Company is an Iowa corporation incorporated in January 1946. Its principal executive office is located at: 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Phone: 319-399-5700.

         The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The Company's property and casualty segment includes the following subsidiaries: Addison Insurance Company, a wholly owned property and casualty insurer; Addison Insurance Agency, a wholly owned general agency of Addison Insurance Company; Lafayette Insurance Company, a wholly owned property and casualty insurer; Insurance Brokers & Managers Inc., a wholly owned general agency of Lafayette Insurance Company; American Indemnity Financial Corporation, a wholly owned holding company; American Indemnity Company, a wholly owned property and casualty company of American Indemnity Financial Corporation and its subsidiaries: American Fire and Indemnity Company, Texas General Indemnity Company, American Computing Company, and the affiliate American Indemnity Lloyds, which is financially and operationally controlled by the Company. The Company's life insurance segment subsidiary is United Life Insurance Company, a wholly owned life insurance company. A table reflecting premiums, operating results and assets attributable to the Company's segments is included in Note 10 of the Notes to Consolidated Financial Statements. As of December 31, 1999, the Company and its subsidiaries employed 727 full-time employees.

MARKETING

         The Company markets its products principally through the following five regional locations:

1) Cedar Rapids, Iowa - 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, IA 52407-3909 (which also serves as the Company's home office)
2) Westminster, Colorado - 7301 N. Federal, Suite 302, P.O. Box 850, Westminster, CO 80030-4919
3)  Lincoln, Nebraska - 1314 O Street, Suite 500, P.O. Box 82540, Lincoln, NE
    68501
4) New Orleans, Louisiana - 2626 Canal Street, P.O. Box 53265, New Orleans, LA 70153-3265
5)  Galveston, Texas - 2115 Winnie, Galveston, TX 77550

         The Company is licensed as a property and casualty insurer in 43 states, primarily in the Midwest, West and South. Approximately 2,150 independent agencies represent the Company and its property and casualty subsidiaries. The life insurance subsidiary is licensed in 24 states, primarily Midwestern and Western, and is represented by approximately 1,200 independent agencies. The regional offices of the Company are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. In addition, home office staff technicians and specialists provide support to the subsidiaries and regional offices as well as to independent agencies. The Company uses management reports to monitor subsidiary and regional offices for overall results and conformity to Company policy. In 1999, direct premium writings on a statutory basis by state were as follows.

--------------------------------------------------------------------------------
                                       (Dollars in Thousands)
--------------------------------------------------------------------------------
                                                          Life, Accident and
                                Property and           Health Insurance Segment,
                        Casualty Insurance Segment       Including Annuities
--------------------------------------------------------------------------------
                                      Percent                          Percent
                          Amount      of Total           Amount        of Total
--------------------------------------------------------------------------------
Arkansas                $  4,287        1.7%           $     --           --%
California                 3,640        1.5                  --           --
Colorado                  15,870        6.5               4,665          2.7
Illinois                  20,749        8.5              14,074          8.1
Iowa                      40,381       16.5              85,646         49.0
Kansas                    11,334        4.6               3,271          1.9
Louisiana                 34,607       14.1                 104          0.1
Minnesota                 14,872        6.1              14,806          8.5
Mississippi                9,252        3.8                 254          0.1
Missouri                  23,169        9.5               5,106          2.9
Nebraska                  14,820        6.0              13,946          8.0
North Dakota               3,336        1.4               5,774          3.3
South Dakota               8,946        3.7               4,286          2.4
Texas                     13,730        5.6               3,163          1.8
Wisconsin                  8,630        3.5              14,944          8.6
Wyoming                    3,272        1.3                 519          0.3
Other                     13,978        5.7               4,037          2.3
--------------------------------------------------------------------------------
                        $244,873      100.0%           $174,595        100.0%
================================================================================

         The insurance industry is highly competitive, and the Company competes with other stock insurance companies, the underwriters at Lloyds of London and reinsurance reciprocals. Because the Company relies heavily on independent agencies, it utilizes a profit-sharing contract with the agencies as an incentive to place high quality property and casualty business with the Company. For 1999, property and casualty agencies will receive profit-sharing commissions of an estimated $6,434,000.

PRODUCTS

PROPERTY AND CASUALTY INSURANCE SEGMENT

         The Company writes both personal and commercial lines of insurance. Personal lines are comprised mostly of automobile and homeowners, but also include recreational vehicles, watercraft, dwelling fire and umbrella policies. The majority of commercial insurance consists of business packages, which include property, liability, inland marine, commercial automobile, workers' compensation and umbrella. The Company also writes fidelity and surety bonds. Specialty policies written include the Commercial Uni-Saver; TRADE-PRO FOR CONTRACTORS; GARAGE-PRO; Blanket Mortgage and some forms of Errors and Omissions insurance.

         The following table sets forth statutory property and casualty net premiums earned, net losses incurred (excluding net loss adjustment expenses) and the loss ratio (ratio of net losses incurred to net premiums earned), by lines of insurance written, for the three years ended December 31, 1999, 1998 and 1997.

--------------------------------------------------------------------------------
                                         (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                  1999         1998         1997
--------------------------------------------------------------------------------
Fire and allied lines (1)
      Net premiums earned              $ 76,557     $ 69,997     $ 69,693
      Net losses incurred                40,176       51,418       41,472
      Loss ratio                           52.5%        73.5%        59.5%
--------------------------------------------------------------------------------
Automobile
      Net premiums earned              $ 64,558     $ 54,042     $ 53,207
      Net losses incurred                44,824       37,828       35,492
      Loss ratio                           69.4%        70.0%        66.7%
--------------------------------------------------------------------------------
Other liability
      Net premiums earned              $ 38,922     $ 31,804     $ 32,394
      Net losses incurred                17,266       12,400        9,418
      Loss ratio                           44.4%        39.0%        29.1%
--------------------------------------------------------------------------------
Workers' compensation
      Net premiums earned              $ 20,524     $ 20,797     $ 22,324
      Net losses incurred                15,119       16,275       15,492
      Loss ratio                           73.7%        78.3%        69.4%
--------------------------------------------------------------------------------
Fidelity and surety
      Net premiums earned              $ 18,129     $ 17,669     $ 16,893
      Net losses incurred                   387        1,748        2,086
      Loss ratio                            2.1%         9.9%        12.3%
--------------------------------------------------------------------------------
Reinsurance
      Net premiums earned              $ 27,739     $ 25,708     $ 30,478
      Net losses incurred                34,003       24,647       18,268
      Loss ratio                          122.6%        95.9%        59.9%
--------------------------------------------------------------------------------
Other
      Net premiums earned              $    625     $    533     $    521
      Net losses incurred                    66            8          105
      Loss ratio                           10.6%         1.5%        20.2%
--------------------------------------------------------------------------------
Total property and casualty
      Net premiums earned              $247,054     $220,550     $225,510
      Net losses incurred               151,841      144,324      122,333
      Loss ratio                           61.5%        65.4%        54.2%
================================================================================

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

[A bar graph displaying statutory combined ratios for the company as compared with the Insurance Industry from 1995 to 1999 appears here.]

          Statutory Combined Ratios
                  Company    Industry

         1995        95.8       106.5
         1996       104.4       105.8
         1997        98.0       101.8
         1998       114.8       105.0
         1999       109.2       107.5


----------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                                    Statutory                                    GAAP
----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                1999          1998          1997          1999           1998          1997
----------------------------------------------------------------------------------------------------------------------
Net premiums written                  $254,214      $221,002      $226,915      $254,214       $221,002      $226,915
Net premiums earned                    247,054       220,550       225,510       247,054        220,550       225,822
----------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses       75.6%         81.9%         66.6%         75.1%          81.2%         66.2%
Underwriting expenses                     33.4          32.9          31.8          34.1           34.0          33.0
----------------------------------------------------------------------------------------------------------------------
Combined ratios                          109.0%        114.8%         98.4%        109.2%         115.2%         99.2%
----------------------------------------------------------------------------------------------------------------------
Underwriting margin                       (9.0)%       (14.8)%         1.6%         (9.2)%        (15.2)%         0.8%
======================================================================================================================

LIFE INSURANCE SEGMENT

         United Life Insurance Company underwrites and markets single-premium whole life insurance, term life and universal life insurance, annuities, credit insurance and individual disability income products. While United Life Insurance Company's lead annuity product is a single-premium deferred annuity, it also offers flexible premium annuities. The credit business involves the sale of credit life and credit accident and health products, working in conjunction to satisfy the need for debt protection in the event of disability and/or death. United Life Insurance Company also offers an individual disability income rider that is attached to the ordinary life insurance products.

         Total life insurance in force, before reinsurance, is $3,839,897,000 as of December 31, 1999. Universal life represents 49 percent of insurance in force at December 31, 1999, compared to 51 percent at December 31, 1998. The following table presents net premium earned information for the last three years on a GAAP basis.

--------------------------------------------------------------------------------
                                                (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                  1999          1998           1997
--------------------------------------------------------------------------------
Universal life                         $ 8,696       $10,524        $ 7,495
Ordinary life (other than universal)     5,199         4,917          5,605
Accident and health                      5,271         4,398          2,821
Annuities                                2,264         1,613          1,151
Credit life                              4,493         3,694          1,977
Group accident and health                  177           149            182
--------------------------------------------------------------------------------
Total net premiums earned              $26,100       $25,295        $19,231
================================================================================

CONSOLIDATED NET PREMIUMS WRITTEN

The following table shows the statutory consolidated net premiums written and annuity deposits during the last three years by major category.

--------------------------------------------------------------------------------
                                            (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,             1999             1998             1997
--------------------------------------------------------------------------------
Fire and allied lines (1)        $ 77,270         $ 69,606         $ 70,917
Automobile                         65,730           54,902           53,566
Other liability                    43,433           31,738           32,261
Workers' compensation              21,735           20,332           21,659
Fidelity and surety                18,395           17,839           17,542
Reinsurance                        26,944           26,052           30,430
Other                                 707              533              540
Life and accident and health       27,293           34,961           25,705
Annuities                         145,810          119,717           93,062
--------------------------------------------------------------------------------
                                 $427,317         $375,680         $345,682
================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.


REINSURANCE

PROPERTY AND CASUALTY INSURANCE SEGMENT

         The Company acts as a reinsurer, assuming both property and casualty reinsurance from approximately 370 companies. The bulk of the business assumed is property reinsurance with the emphasis on catastrophe covers. The business originates through approximately 40 brokers, with the largest producer accounting for approximately 39 percent of the reinsurance assumed.

         The Company follows the industry practice of reinsuring a portion of its direct and assumed reinsurance exposure and cedes to reinsurers a portion of the premium received. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses such as hurricanes and tornadoes. Such catastrophe protection is purchased on both direct and assumed business. The Company uses many reinsurers, both domestic and foreign. There are no concentrations of credit risk associated with reinsurance. Principal reinsurers include American Reinsurance Company, Employers Reinsurance Corporation, AXA Reassurance, Continental Casualty Company and Partner Reinsurance Company of the U.S.

         The limits on risks retained by the Company's property and casualty segment vary by line of business, and risks in excess of the retention limits are reinsured. For the property lines of business, the retention is $1,000,000.

         The following table presents the casualty business retention levels.

              --------------------------- ------------------------
               Accident Years                  Casualty Retention
              --------------------------- ------------------------
               1983 and prior                           $ 225,000
               1984 through 1986                          300,000
               1987 through 1991                          500,000
               1992 through 1994                          750,000
               1995 and later                           1,000,000
              =========================== ========================

         The ceding of reinsurance does not legally discharge the Company from primary liability under its policies, and the ceding company must pay the loss if the reinsurer fails to meet its obligation. The Company monitors the financial condition of its reinsurers. At December 31, 1999 and 1998, there are no uncollectible reinsurance balances that would result in a material impact on the Company's financial statements. The Company follows the industry practice of accounting for insurance written and losses incurred net of reinsurance ceded.

         The table on the following page sets forth the statutory aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 1999, 1998 and 1997.


------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------
                                                  Percent                  Percent                   Percent
Years Ended December 31,                1999     of Total       1998      of Total       1997       of Total
------------------------------------------------------------------------------------------------------------
Fire and allied lines (1)            $ 87,594       34%      $ 81,229        37%      $ 86,200         38%
Automobile                             69,557       27         56,452        26         55,269         24
Other liability                        48,157       19         35,010        16         35,645         16
Workers' compensation                  22,192        9         20,736         9         22,075         10
Fidelity and surety                    19,751        8         19,000         9         18,599          8
Reinsurance assumed                    29,950       12         28,979        13         33,882         15
Other                                   1,044        -            800         -            799          -
------------------------------------------------------------------------------------------------------------
Aggregate direct and assumed
  premiums written                   $278,245      109%      $242,206       110%      $252,469        111%
Reinsurance ceded                      24,031        9         21,204        10         25,554         11
------------------------------------------------------------------------------------------------------------
Net premiums written                 $254,214      100%      $221,002       100%      $226,915        100%
============================================================================================================

(1) "Fire and allied lines"" includes farmowners, homeowners, commercial multiple peril and inland marine.

LIFE INSURANCE SEGMENT

         United Life Insurance Company reinsures a portion of its exposure and cedes to reinsurers a portion of the premium received on the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits. United Life Insurance Company retains $200,000 per insured and reinsures the excess.

         The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. The ceding company must pay the loss if the reinsurer fails to meet its obligation. The Company monitors the financial condition of its reinsurers. At December 31, 1999 and 1998, there are no uncollectible reinsurance balances that would result in a material impact on the Company's financial statements. United Life Insurance Company follows the industry practice of accounting for insurance written and losses incurred net of reinsurance ceded. United Life Insurance Company's primary reinsurance companies are ERC Reinsurance Company, RGA Reinsurance Company and Business Men's Assurance Company of America. These companies insure both life and disability risks.

RESERVES

PROPERTY AND CASUALTY INSURANCE SEGMENT

         Applicable insurance laws require the Company's property and casualty segment to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses.

         The Company's property and casualty segment establishes reserves for reported losses one of two ways. Factor or average reserves are set on some of the less volatile lines on losses under $5,000. These factors are determined by averaging claims paid over a 13-month period. Case reserves are set on all other reported losses. These reserves are based upon policy provisions, accident facts, injury or damage exposure, trends in the legal system and other factors. The amount of reserves for unreported losses is determined for each line of insurance by using the probable number and nature of losses arising from occurrences on the basis of historical and statistical information. Established reserves are closely monitored and adjusted as needed.

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

         The following table presents a development of net loss and loss adjustment expense reserve liabilities and payments for the years 1990 through 1999. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at December 31, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second half of the table displays cumulative losses paid and loss adjustment expenses paid for each of the years indicated on a GAAP basis.


----------------------------------------------------------------------------------------------------------------------------------
                                                                Years Ended December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                        1990        1991        1992       1993       1994      1995       1996       1997       1998       1999
----------------------------------------------------------------------------------------------------------------------------------
Liability for Unpaid
Losses and LAE        $113,572   $ 123,219   $ 158,825  $ 170,798  $ 180,653  $188,700  $ 209,876  $ 218,912  $ 243,006  $ 310,637

Liability re-
estimated as of:
  One year later       111,804     128,042     154,572    153,691    160,776   159,571    176,332    192,297    213,047

  Two years later      112,390     125,888     148,507    142,572    172,546   145,486    169,348    185,700

  Three years later    111,276     124,428     144,159    158,312    164,133   142,877    164,030

  Four years later     113,898     122,384     134,309    155,313    161,961   140,639

  Five years later     113,703     118,568     132,075    154,849    162,424

  Six years later      103,303     117,648     132,747    157,005

  Seven years later    102,318     119,123     135,559

  Eight years later    103,418     122,230

  Nine years later     106,844

==================================================================================================================================
Redundancy

(Deficiency)          $  6,728    $    989    $ 23,266   $ 13,793   $ 18,229  $ 48,061   $ 45,846   $ 33,212   $ 29,959

==================================================================================================================================

Cumulative amount of
liability paid through:

  One year later      $ 39,497    $ 44,694    $ 54,291   $ 51,550   $ 80,246  $ 56,618   $ 61,694   $ 62,988   $ 71,251

  Two years later       63,589      69,296      84,074    102,637    109,281    83,071     93,599     97,142

  Three years later     77,141      87,052      96,976    119,349    123,469    97,763    110,531

  Four years later      87,627      95,059     107,420    127,333    132,414   106,770

  Five years later      85,379      99,483     112,360    133,531    137,597

  Six years later       88,558     102,677     116,929    137,295

  Seven years later     90,575     105,907     119,657

  Eight years later     92,967     108,287

  Nine years later      94,398
----------------------------------------------------------------------------------------------------------------------------------

LIFE INSURANCE SEGMENT

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

         The Company considers itself to be a long-term investor and generally intends, at the time of purchase, to hold to maturity most of the available-for-sale fixed-income securities that it buys, unless yield enhancement strategies provide excess returns. The Company re-evaluated the classification of its current invested assets as of January 1, 1999, and has moved some fixed-income securities from held-to-maturity to available-for-sale, pursuant to its adoption of Statement of Financial Accounting Standards ("SFAS") No. 133. See Note 1 of the Notes to Consolidated Financial Statements for additional discussion.

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

--------------------------------------------------------------------------------
                                       (Dollars in Thousands)
--------------------------------------------------------------------------------
                                                               Annualized Yield
Years Ended             Average              Investment          on Average
December 31,      Invested Assets (1)      Income, Net (2)     Invested Assets
--------------------------------------------------------------------------------
1999                  $1,157,414              $75,317                6.5%
1998                   1,040,008               67,928                6.5
1997                     928,052               61,686                6.6
================================================================================

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

         American Indemnity Company, a subsidiary of American Indemnity Financial Corporation, owns two adjacent and connected buildings in Galveston, Texas, which serve as its home office. One building is seven stories and the other one is three stories. The facility is substantially occupied by American Indemnity Company, with a small percentage leased.

ITEM 3.  LEGAL PROCEEDINGS

         The registrant has no pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on NASDAQ under the symbol UFCS. On March 1, 2000, there were 939 holders of record of the Company's common stock. The table on the following page sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

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

--------------------------------------------------------------------------------
                                                                  Cash
                                    Share Price                 Dividends
                               High             Low             Declared
--------------------------------------------------------------------------------
1999
Quarter Ended
   March 31                  $35 1/2          $25 1/2            $0.17
   June 30                    26 7/8           22 1/4             0.17
   September 30               26 1/2           22 1/5             0.17
   December 31                23 3/8           19 1/4             0.17

1998
Quarter Ended
   March 31                  $45 3/4          $40 1/2            $0.16
   June 30                    44               37 7/8             0.17
   September 30               41 3/4           32 1/8             0.17
   December 31                38 1/2           32                 0.17
================================================================================


ITEM 6.  SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands Except Per Share Data)
---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                             1999            1998            1997            1996            1995
---------------------------------------------------------------------------------------------------------------------------
Total assets                                      $1,467,716      $1,250,594      $1,157,922      $1,024,835       $937,594

Operating revenues
  Net premiums earned                                273,051         245,727         244,939         234,797        207,528
  Investment income, net                              75,317          67,928          61,686          56,936         53,603
  Realized investment gains and other income           2,936          22,796           2,676           6,726          1,698
  Commission and policy fee income                     1,912           1,815           1,829           1,815          1,761

Net income                                            15,384          23,677          28,732          21,960         28,803

Basic and diluted earnings per common share             1.53            2.28            2.68            2.04           2.66

Cash dividends declared
per common share                                         .68            0.67            0.63            0.60           0.55
===========================================================================================================================

         Earnings per common share and cash dividends declared per common share have been retroactively restated for additional shares issued as a result of a three-for-two stock split to stockholders of record as of December 18, 1995.

         The selected financial data herein has been derived from the financial statements of the Company and its subsidiaries. The data should be read in conjunction with "The Chairman's Report," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements and related Notes."

PAGE 8

[A bar graph displaying earnings per common share and dividends declared for the five years ended December 31, 1999 appears here.]

Earnings Per Common Share

                  Earnings Per Common Share    Dividends Declared

1995                                   2.66                  0.55
1996                                   2.04                  0.60
1997                                   2.68                  0.63
1998                                   2.28                  0.67
1999                                   1.53                  0.68

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         On August 10, 1999, the Company acquired American Indemnity Financial Corporation ("American Indemnity") as a wholly owned subsidiary for approximately $30,212,000 in cash in exchange for 1,962,410 shares of common stock. Common stockholders of American Indemnity received approximately $14.35 per share of common stock at the closing of the transaction and deferred consideration of up to $1.00 per share to be paid in two years, subject to adjustments relating to indemnities. An escrow account with a balance of $1,990,000 is included in the Company's consolidated balance sheets in other assets for payment of the deferred consideration.

         American Indemnity, based in Galveston, Texas, is a holding company that is made up of the following regional property and casualty insurance companies: American Indemnity Company, American Fire and Indemnity Company, Texas General Indemnity Company, and American Indemnity Lloyds. The American Indemnity insurers offer personal and commercial lines of insurance through independent agents.

         The transaction was accounted for using the purchase method of accounting. A schedule summarizing the assets acquired and the liabilities assumed as of August 10, 1999, as well as pro forma results of operations, can be found in Note 14 of the Notes to Consolidated Financial Statements.

         Results presented in the Consolidated Statements of Operations and certain tables and charts within this report, include approximately five months of results of operations of American Indemnity in 1999. Prior year amounts have not been restated for the effect of the purchase.

PROPERTY AND CASUALTY INSURANCE SEGMENT

         The property and casualty segment reported an increase in net premiums earned of $26,504,000, or 12 percent in 1999, when compared to 1998. The purchase of American Indemnity contributed $19,413,000 of the growth. Net premiums earned in each line of business increased, with the exception of workers' compensation, which decreased slightly between years. With the purchase of American Indemnity, and the resulting expansion into southern and southeastern states, management anticipates property and casualty net premiums earned to continue to increase into 2000.

         The property and casualty segment's largest expenditures are for losses and loss adjustment expenses. These costs increased by $6,554,000 in 1999, or 4 percent. Without the American Indemnity purchase, losses and loss adjustment expenses would have decreased by $8,032,000. Subsequent to the purchase of American Indemnity, the Company's management reviewed and increased that subsidiary's direct case loss reserves to a level that was in accordance with the reserving philosophy of the Company.

         The Company had exposure to 23 catastrophes, in each of 1999 and 1998. The catastrophes negatively impacted net income (after tax) by $9,561,000, or $.95 per share in 1999, and $19,188,000, or $1.85 per share in 1998.

         Experience in the Company's property and casualty segment is measured by the loss ratio (net losses incurred divided by net premiums earned). The lower the loss ratio, the more favorable the results. All but three lines of business showed improvement in the loss ratio (lower loss ratios) in 1999, compared to 1998. The three lines that deteriorated were other liability, reinsurance and all other. Catastrophe activity negatively impacted the Company's reinsurance line of business. The loss ratio for net assumed reinsurance, which constitutes business assumed from other insurance companies, deteriorated to 122.6 percent in 1999, from 95.9 percent in 1998 and 59.9 percent in 1997.

         To measure total underwriting profitability, the property and casualty industry uses the statutory combined ratio, which is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, plus other underwriting expenses incurred divided by net premiums written. Generally, if the combined ratio is below 100 percent, the Company experiences an underwriting profit; if it is above 100 percent, an underwriting loss exists. In 1999, the segment's combined ratio was 109 percent, compared to 115 percent in 1998 and 98 percent in 1997. The catastrophes discussed above added 6 percent to the combined ratio in 1999 and 11 percent in 1998.

LIFE INSURANCE SEGMENT

         The life insurance segment reported net income after consolidating eliminations of $9,322,000 in 1999, compared to $10,614,000 in 1998. Investment income increased by $7,069,000, or 16 percent over 1998.

         The life segment's largest expenditure is interest credited to annuities and universal life policies. As new premiums and existing account balances increase, the interest credited to policies will grow proportionately. The interest credited to these two products during 1999 totaled $32,286,000, which was a 21 percent increase over 1998. Losses incurred, resulting primarily from death claims, is the second largest cost incurred by the life insurance segment. Losses incurred decreased slightly to $11,647,000 in 1999, compared to $12,299,000 in 1998.

INVESTMENT RESULTS

         The Company reported net investment income of $75,317,000 in 1999, compared to $67,928,000 in 1998. More than 90 percent of the Company's investment income originates from interest on fixed income securities. The remaining investment revenue is derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in the Company's home office. The investment yield (investment income divided by average invested assets) was 6.5 percent in 1999 and 1998 and 6.6 percent in 1997.

         Realized investment gains and other income were $2,936,000 in 1999, compared to $22,796,000 in 1998. Included as other income in 1999 is accrued interest of $632,000 related to a refund in connection with a Federal income tax Revenue Agent Review for previous tax years. During the second quarter of 1998, the Company took advantage of market conditions and sold some of its equity securities. The proceeds were used to purchase 625,000 shares of its common stock. The sales generated realized gains of $16,858,000, which contributed to the 1998 results.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 PROPERTY AND CASUALTY INSURANCE SEGMENT

         A majority of the property and casualty insurance segment's revenue was generated from personal and commercial insurance premiums. During the last several years, this industry has faced fierce competition, which has limited premium growth and squeezed underwriting profits. Under these conditions, the Company has worked hard to maintain its market share without compromising its underwriting standards. The Company's property and casualty segment had a slight decrease in premiums earned of 2 percent in 1998. The reinsurance line of business had the largest change in net premiums earned, decreasing by $4,770,000, or 16 percent, between 1998 and 1997. All other lines of business increased or decreased slightly between years. Looking to the future, management did not expect significant relief from the intense competition and continued to respond to market pressures by seeking out profitable business at adequate rates.

         The property and casualty segment's largest expenditures were for losses and loss adjustment expenses. According to the Insurance Services Office, a supplier of property and casualty statistical information, U.S. property and casualty insurers will have reported catastrophe losses (excluding expenses) of approximately $10 billion for events occurring in 1998, making 1998 the third-worst year for catastrophe losses in the last 10 years. The Company's exposure to 23 of these catastrophes negatively impacted net income by $19,188,000, or $1.85 per share, net of tax in 1998. This amount includes losses and expenses, net of ceded reinsurance.

         The largest storms affecting the Company occurred between May 30 and June 1, 1998, in Iowa, Minnesota, South Dakota and Wisconsin. These storms, although individually not large enough to penetrate our catastrophe reinsurance cover of $5,000,000, generated net incurred losses of $4,711,000. Other storms in Iowa and Minnesota, on May 15 and 16, resulted in net incurred losses in excess of $3,647,000. Severe storms occurring in several Midwestern states between June 24 and 30 resulted in additional catastrophe net incurred losses of $3,620,000. Hurricane Georges hit Louisiana and Mississippi September 21 through September 28, causing over $4,000,000 in net incurred losses for the Company. Finally, storms occurring November 9 through November 11 in several Midwestern states resulted in over $1,200,000 in net incurred losses.

         Experience in the Company's property lines of business deteriorated in 1998, as measured by the loss ratio (net losses incurred divided by net premiums earned). The fire and allied lines loss ratio increased to 73.5 percent, compared to 59.5 percent in 1997 and 66.1 percent in 1996. These are the lines of business most affected by catastrophe losses and include personal and commercial property coverage for homeowners and commercial businesses. Catastrophe activity negatively impacted the Company's reinsurance business as well. The loss ratio for net assumed reinsurance, which constitutes business assumed from other insurance companies, deteriorated to 95.9 percent in 1998, from 59.9 percent in 1997 and 73.2 percent in 1996. The Company's workers' compensation business was also experiencing decreasing underwriting profit. Reserve strengthening in the fourth quarter of 1998, due to adverse legal decisions, contributed to deteriorating workers' compensation experience. In addition, tough competition to retain market share also contributed to the unfavorable results. The Company's corporate workers' compensation claims manager resigned in January 1999, and a search for his replacement was underway. The Company's fidelity and surety business continued to be very profitable, with a loss ratio of 9.9 percent, down from
12.3 percent in 1997 and 12.7 percent in 1996.

         As a profitability measure, the property and casualty industry uses the statutory combined ratio, which is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, plus expenses incurred divided by net premiums written. Generally, if the combined ratio is below 100 percent, the Company experiences an underwriting profit; if it is above 100 percent, an underwriting loss exists. In 1998, the segment's combined ratio was 115 percent, compared to 98 percent in 1997 and 104 percent in 1996. The catastrophes discussed above added 11 percent to the combined ratio in 1998.

LIFE INSURANCE SEGMENT

         The Company's life insurance segment had record earnings in 1998. The segment reported net income after consolidating eliminations of $10,614,000, compared to $6,060,000 in 1997. Growth in net premiums earned of $6,064,000, or 32 percent, was a major factor in the favorable results. Much of the premium growth came from the segment's single premium credit life and accident and health products. Management anticipated smaller growth in the life insurance segment's premium income in 1999.

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

INVESTMENT RESULTS

         Federal Reserve Chairman Dr. Alan Greenspan described the United States economy as an "oasis of prosperity" in reference to other international economies that slumped in 1998 and experienced financial turmoil, defaults and currency devaluations. The United States experienced moderate economic growth of
3.9 percent, combined with low inflation of 1.6 percent, as declining commodity prices and increased labor productivity led the Dow Jones Industrial Average to a record high of 9374 and lower interest rates. During 1998, interest rates declined over 1 percent for various intermediate and longer-term bond maturities that the Company typically seeks to invest in. For perspective, the 30-year U.S. Treasury bond yield declined to its lowest level ever during the 21 years that it has been offered. This generally lower level of interest rates was partially offset by widening corporate bond spreads over U.S. treasury bonds. Fixed-income purchases in these corporate bonds, which included additional purchases of private placements and higher-yielding medium grade obligations (substantially all United States corporations), minimized the decline in yields added to the investment portfolio. For 1999, we were more conservative with our forecast on economic growth. Concerns of deflation, Year 2000 problems, competitiveness of the new Euro currency/members, and international financial instability are expected to slow United States earnings and economic growth (mostly in the second half) and pose further volatility to the financial markets.

         The Company reported net investment income of $67,928,000 in 1998, compared to $61,686,000 in 1997. More than 90 percent of the income originated from interest on fixed maturities. The remaining investment revenue was derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans and rent earned from tenants in the Company's home office. The Company's investment yield remained fairly stable over the three-year period ending in 1998. The yield was 6.5 percent in 1998, 6.6 percent in 1997 and 6.9 percent in 1996.

         Realized gains reported by the Company increased significantly in 1998, growing to $22,796,000 from $2,676,000 in 1997. During the second quarter of 1998, the Company took advantage of market conditions and sold some of its equity securities. The proceeds were used to purchase 625,000 shares of its common stock. The sales generated realized gains of $16,858,000, which contributed to the 1998 results. During the third quarter of 1998, 600,000 of the treasury shares were retired and 25,000 shares were contributed to the Company's Employee Stock Ownership Plan.

FINANCIAL CONDITION

INVESTMENTS

         The investment portfolio is comprised primarily of fixed maturity securities and equity securities. The Company's investment strategy is to invest principally in long-term, high-quality securities. As of December 31, 1999, 91 percent of the fixed maturity securities were investment grade (as defined by the National Association of Insurance Commissioners "NAIC" -Securities Valuation Office and having NAIC ratings of Class 1 or Class 2), compared to 90 percent at December 31, 1998. The below-investment-grade holdings present opportunities for much higher returns than with other available debt securities.

Many of the below-investment-grade holdings purchased are securities that the Company views as having the potential for upgrade in the near future. Also, the Company minimizes its risk associated with below-investment-grade securities by monitoring credit risk of the issuers and by spreading the exposure among various issuers.

         Fixed income securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed income securities and all of the Company's equity securities are classified as available-for-sale. The Company currently has no securities classified as trading. At December 31, 1999, 29 percent of the fixed maturity portfolio was classified as held-to-maturity compared to 65 percent at December 31, 1998. The held-to-maturity securities are reported at amortized cost, while available-for-sale securities are reported at market value. Unrealized appreciation or depreciation of available-for-sale investments is reflected in a separate component of stockholders' equity.

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

         The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has, at times, written covered call options to generate additional portfolio income. At December 31, 1999, there were no open covered call options, compared to options written on approximately 4 percent of the equity portfolio at December 31, 1998. The Company also has investments in collateralized mortgage obligations (CMO), though these holdings have decreased during 1999 and 1998. CMO's account for 12 percent of the fixed-income portfolio at December 31, 1999, compared to 16 percent as of December 31, 1998. The decreases have been the result of sales and prepayments of CMOs in 1999 and 1998, which were subsequently replaced with corporate bonds.

OTHER ASSETS

         Deferred acquisition costs constitute the Company's second largest asset, after investments, and represent underwriting and acquisition expenses associated with writing insurance policies. These expenses are capitalized and are amortized over the life of the policies written to attain a matching of revenue to expenses. The Company's life segment had an increase in deferred acquisition costs of $18,288,000 due principally to its growth in statutory premium volume. Deferred acquisition costs of the property and casualty segment increased in 1999 by $4,194,000, with $2,830,000 arising from the deferred acquisition costs of American Indemnity.

         Accounts receivable are amounts due from property and casualty insurance agents and brokers for premiums written, less commissions paid. These receivables increased by 14 percent, or $6,436,000, over December 31, 1998. The American Indemnity purchase contributed $1,586,000 of the growth. An increase in property and casualty writings (before considering American Indemnity) accounted for much of the remainder of the increase in accounts receivable.

         An allowance for doubtful accounts of $899,000 has been established at December 31, 1999, compared to $731,000 at December 31, 1998. The Company did not experience difficulties in collecting balances from its agents in 1999 or 1998.

         The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

LIABILITIES

         The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $126,161,000, or 22 percent, between December 31, 1999 and 1998. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. As these product lines have grown, the future policy benefits have grown proportionately. Claims and settlement expenses, which relate to the property and casualty segment, also increased in 1999. Direct and assumed reserves established for losses and expenses have increased $87,126,000, or 35 percent. Of this increase, $79,370,000 relates to the purchase of American Indemnity.

$18,489,000, or seven percent. Decreases to equity included $26,241,000 of net unrealized depreciation, $6,852,000 of declared dividends and $780,000 due to the retirement of 31,637 shares of common stock. The net unrealized depreciation resulted from unrealized losses of $11,201,000 on the Company's available-for-sale equity portfolio, unrealized losses of $22,071,000 on the available-for-sale fixed maturity securities, and unrealized gains of $7,031,000 related to other investments and adjustments to deferred acquisition costs. The Company has board authorization to purchase an additional 14,075 shares of the Company's common stock. Net income increased the Company's stockholders' equity by $15,384,000.

CASH FLOW AND LIQUIDITY

         Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $34,452,000 in 1999, compared to $18,061,000 in 1998. Operating cash flows continue to be ample to meet obligations to policyholders.

         Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $20 million line of credit with a local bank. During 1999, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $4,000,000. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus one. There is no loan balance outstanding as of December 31, 1999. Interest expense in connection with the line of credit borrowing was $22,000 in 1999. During 1998, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $3,450,000. There was no loan balance outstanding as of December 31, 1998. Interest expense in connection with the line of credit borrowing was $11,000 in 1998.

REGULATION

         The insurance industry is governed by the NAIC and individual state insurance departments. These governing agencies are working on a project to codify insurance statutory accounting practices. Currently, these practices are prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. The Company expects the State of Iowa to adopt codification by January 1, 2001, and the Company expects the new rules to have a financial effect upon application. The Company has not yet determined this impact. The changes would not affect the accompanying financial statements, which are based on GAAP. Prior to implementation of the codified rules, permitted statutory accounting practices are used when prescribed statutory practices do not address the accounting for transactions. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk- based capital.

         As part of the NAIC and state insurance department's solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1999, the life segment and all but one of the property and casualty subsidiaries had capital well in excess of their required levels. American Indemnity Company's risk-based capital was beneath the minimum level prescribed by the NAIC. In response to the situation, the Company has made the decision to reinsure the underwriting business of American Indemnity Company in accordance with a 100 percent quota share reinsurance agreement effective January 1, 2000, for all American Indemnity Company policies new or renewed on or after January 1, 2000. This measure should bring American Indemnity Company's capital back to a point that is in excess of required NAIC levels. The Company is not aware of any other current recommendations by the NAIC or other regulatory authorities in the states in which the Company conducts business that, if or when implemented, would have a material effect on the Company's liquidity, capital resources or operations.

IMPACT OF YEAR 2000

         In prior filings, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its final programming and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non- information technology systems. The Company believes that its systems successfully responded to the Year 2000 date change. The expenses incurred during 1999 in connection with Year 2000 planning, implementation and testing the Company's systems were not material. The Company's total costs incurred in connection with the Year 2000 remediation were approximately $1,500,000.

    The Company's transition into the year 2000 has, to date, been considered uneventful and successful and did not result in any noteworthy events with the Company or its suppliers. However, the potential for problems resulting from Year-2000 issues still exists.

Accordingly, the Company will continue to monitor it's systems, and will maintain contact with its vendors concerning the status of their Year 2000 transition.

SUBSEQUENT EVENTS

         In February 2000, the Board of Directors authorized the repurchase of an additional 100,000 shares of the Company's stock. The total number of shares that are now authorized for repurchase is 114,075.

CHAIRMAN'S REPORT

         Recently, your Company has been doing very well, but you couldn't tell it from the performance of its stock. Most financial service stocks have not done well during the past year and, unfortunately, insurance stocks seem to have been particularly out of favor. In fact, they are so far out of favor that not even a dot.com in their name or a corner on the market for black tulip bulbs would help their price. Many, including your stock in United Fire, are selling below book value.

         After five quarters of disappointing underwriting results for our property and casualty business, experience improved in the third quarter of 1999, and the last two quarters have been quite satisfactory. For the year, earnings were $15,384,000, or $1.53 per share, compared with $23,677,000 or $2.28 in 1998. Operating earnings, earnings excluding realized gains, increased 52 percent to $13,476,000. In the last six months of the year, your Company earned $11,879,000, compared with only $2,185,000 in the same period the previous year. For the year, premiums earned increased 11 percent to $273,051,000, and investment income also increased 11 percent to $75,317,000. Total assets increased $217,122,000 to $1,468,000,000.

         For our property and casualty segment, the combined ratio improved six points to 109 percent, which is approximately in line with what we expect the industry's results to be. For the last six months, our combined ratio was 106 percent. A better indicator of the improvement in your Company's underwriting fortunes would be a comparison excluding the business of the American Indemnity, which we acquired on August 10, 1999. When the business written by the American Indemnity is excluded from the calculation, our combined ratio improved by eight points to 107 percent. Excluding the American Indemnity, premiums written increased 7 percent to $237,000,000. Direct catastrophe losses for the year totaled $10,000,000 (before tax), down from $21,000,000 (before tax) in 1998.

         United Life Insurance Company continues to contribute significantly to our earnings. Earnings for the year were $9,322,000, down 12 percent from $10,614,000 for 1998. 1998's earnings benefited from reserve adjustments made in the last quarter of that year, which amounted to $1,615,000. Statutory premiums written, which include $146,000,000 of individual annuities, increased 12 percent to $173,000,000. In the past four years, premiums written have nearly doubled. The company that one of the rating agencies criticized for becoming an asset accumulator has now accumulated $825,293,000 in assets and an equity of $103,993,000. We may not know what we're doing, but we seem to be doing it very well. United Life's return on average invested assets was 7.5 percent, compared to 7.7 percent in 1998.

         Last year, we described the development of our Web Site and featured our Home Page on the cover of our Annual Report. We're so proud of it, we decided to use it again, but changed the color. Nearly all our agents have now been trained on the use of our Web Site, and many are using its interactive capabilities to secure quotes and obtain up to-date claim and account information. It is averaging 1,750 visits per week. It can be accessed at www.unitedfiregroup.com. Unlike many companies doing business on the internet, we make a profit and have had no problem handling our Christmas returns.

         On March 4,1999, we entered into an agreement to acquire the American Indemnity Financial Corporation of Galveston, Texas. The transaction was consummated on August 10th. The American Indemnity Group is comprised of four insurance companies, three of which are domiciled in Texas. In 1999 it wrote approximately $62,000,000 in direct premiums, principally in the states of Texas, Florida, Louisiana and Alabama. Despite the Galveston address its coastal exposures are minimal. Its book of business is predominantly small commercial risks and is very comparable to our own. The profile of its agencies is similar to ours and its non-Texas business fits well with that of the Lafayette Insurance Co., expanding it into two additional states, Alabama and Tennessee. We concluded it was a good fit and would be a good way to expand our base.

         The acquisition of American Indemnity is the seventh such transaction in which we've been involved since I joined the Company in the mid-'50s (there were at least three others of which I am aware prior to then), so growth by acquisition is not a new strategy for your Company. Some have worked out well and others have not. This time, as I told our staff,

"I think I finally got it right!" At least I hope so! We're optimistic. One of our guiding principles has been to never bet the family farm on any one deal. An AOL/Time-Warner deal is not our style.

         While only five months elapsed between the date the acquisition was announced and the deal closed, at times, it seemed like an eternity. The transaction had to be reviewed by the F. T. C., the S. E. C. and three state insurance departments. To truly appreciate our system of government, everyone should go through that experience at least once. Then people would understand what politicians really mean when they cry out for more regulation. No rational person could create such a system.

         (Recently I read an article that described the Russian bureaucracy as a labyrinth. Don't worry, the Russians have nothing on us.)

         One of those insurance departments, the department of a state in which we are licensed and have been doing business for over forty years, required not only all our Officers and Directors to be fingerprinted, but my mother too. So one day I went out to the retirement home where she lives and drove her to the Cedar Rapids Police Station. For her, it was a great adventure and gave her something to tell the "girls" about that evening. I have no doubt the citizens of Colorado sleep easier at night knowing their insurance department has the fingerprints of my 97-year-old mother on file.

         There are many theories on what it will take to reverse the underwriting cycle. One is the "big blow" theory that postulates what we need is another hurricane like Andrew. Then there is the "surplus-surplus" theory that prays for a bad stock market and its corollary, the negative cash flow theory. With Reliance selling its most profitable operation, its surety business, to The Travelers, who just a few years ago exited the business, and CGU putting all of its United States operations up for sale, maybe things are about to get better. If not, perhaps the ancient Aztecs have it right and what the gods really want is a human sacrifice.

         Last year, Congress finally enacted legislation revamping how financial institutions are to be regulated. Apparently the members of Congress and the lobbyists who have been living off this issue for years finally came to the conclusion they had milked it for all it was worth, so they might as well take some action. Among the bill's provisions is one which will permit banks, insurance companies and securities dealers to acquire each other. This is supposed to usher in the wonderful world of "one-stop" financial services. The only problem is that this may be the revolution nobody wants except the investment bankers who have visions of collecting fat fees for arranging such deals. Past attempts at bundling financial services together (the concept of "one-stop" financial services is not new) have not been roaring successes. The financial services customer knows what he or she wants and we believe that what he or she wants is suppliers that are good at what they do and not a pretty red umbrella. Anyway the internet may well make the whole question moot as customers learn to surf the "net" to find the best deal. This only lays credence to the proposition that by the time Congress finally addresses a problem, the problem has probably resolved itself.

         No commentary on the last year of the millenium (although it really wasn't) would be complete without some mention of the bug that didn't bite, Y2K. I suppose we will never know how much this foolishness cost. The expenses incurred can be divided into two categories. The necessary expenses, those incurred to rewrite computer programs and test the systems (this work had largely been completed prior to 1999) and the ridiculous ones incurred to produce paper to fill other people's files. With the preparation of emergency plans, making of filings and conducting of audits, by year-end this part of the fiasco took on the appearance of a Chinese fire drill. Then "poof," nothing happened! Cassandra struck out again. Oh well, our Board Meetings should be a lot shorter now that we don't have Y2K to talk about.

         Once again, Ward Financial Group named your company one of the 50 outstanding property and casualty companies in the United States, based on performance and security.

         Last year, I offered some investment advice about insurance stocks. It was bad advice and I hope no one took it. If you did, I'm sorry, but if it's any consolation, unfortunately so did I!

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

         The active management of market risk is integral to the Company's operations. Investment guidelines are in place that define the overall framework for managing the Company's market and other investment risks, including accountability and controls. In addition, the Company has specific investment policies for each of its subsidiaries that delineate the investment limits and strategies that are appropriate, given each entity's liquidity, surplus, product and regulatory requirements. In response to market risk, the Company may respond by rebalancing its existing asset portfolio, or by changing the character of future investment purchases.

         The Company's interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. One of the measures that the Company uses to quantify this exposure is duration, which relates primarily to the life insurance segment and measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. The Company's life segment had $502,274,000 in deferred annuity liabilities that are specifically allocated to fixed-income securities. The management of these investments concentrates mostly upon the proper matching of the duration of the deferred annuity obligations and that of the assets supporting these obligations. This is done by projecting asset and liability cash flows under a variety of market interest-rate scenarios. Duration is calculated by revaluing these cash flows at alternative levels of interest rates, and determining the change in discounted value from that developed using current market interest rates. The projections include assumptions regarding asset prepayment and extension risk, and the effect of varying market interest rate conditions on lapse and partial withdrawal activity. Based upon these projections, at current levels of interest rates, the duration of the assets supporting deferred annuity liabilities is
0.10 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, this difference would be expected to narrow to .01 years.

         Based upon the information and assumptions in effect at December 31, 1999, management estimates that an immediate increase of 100 basis points in interest rates for all of its interest-sensitive financial instruments would result in a net hypothetical loss in fair value of $22,718,000, net of tax. The Company has included corresponding changes in certain deferred annuity liabilities in this sensitivity analysis. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

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

         Equity price risk is the potential loss arising from changes in the fair value of equity securities. The Company's exposure to this risk relates to its equity securities portfolio and covered call options that have been written at various times. Assuming an immediate decrease in market prices of 10 percent for equity securities, the hypothetical loss in fair value is estimated to be $10,915,000. Covered call options have been written at various times to generate additional portfolio income. The market risk associated with the Company's covered call options is minimized, as the covered call options are written on common stocks that are held in the portfolio and that are "out of the money" (written above the stock's market value at time of contract). If the market price of this underlying common stock were to decline it would be unusual for the option to be exercised since this exercise price would be higher than the market price. At December 31, 1999, there were no open covered call options.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands
                                                                                     Except Number of Shares)
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     1999         1998
-------------------------------------------------------------------------------------------------------------
INVESTMENTS (Notes 2 and 3)
  Fixed maturities
    Held-to-maturity, at amortized cost (market value $314,168 in 1999
    and $626,180 in 1998)                                                             $  311,152   $  591,237
    Available-for-sale, at market (amortized cost $800,467 in 1999
    and $320,171 in 1998)                                                                768,307      321,966
  Equity securities (cost $38,755 in 1999 and $23,450 in 1998)                           109,148      111,076
  Mortgage loans                                                                              --        2,777
  Policy loans                                                                             8,645        8,707
  Other long-term investments, at market (cost $12,841 in 1999
  and $11,517 in 1998)                                                                    13,328       14,368
  Short-term investments                                                                  20,131       33,985
-------------------------------------------------------------------------------------------------------------
                                                                                      $1,230,711   $1,084,116

CASH AND CASH EQUIVALENTS                                                                  9,749           --
ACCRUED INVESTMENT INCOME (Note 3)                                                        19,857       16,130
ACCOUNTS RECEIVABLE, (net of allowance for doubtful accounts
of $899 in 1999 and $731 in 1998)                                                         51,304       44,868
DEFERRED POLICY ACQUISITION COSTS                                                         90,074       67,592
PROPERTY AND EQUIPMENT, primarily land and buildings, at cost,
Less accumulated depreciation of $20,284 in 1999 and $15,984 in 1998                      16,863       13,334
REINSURANCE RECEIVABLES (Note 5)                                                          29,715       12,910
PREPAID REINSURANCE PREMIUMS                                                               3,019        2,923
INTANGIBLES                                                                                8,044          817
INCOME TAXES RECEIVABLE (Note 8)                                                           1,169        3,757
OTHER ASSETS                                                                               7,211        4,147
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $1,467,716   $1,250,594
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Future policy benefits and losses, claims and settlement expenses (Notes 5 and 6)
    Property and casualty insurance                                                   $  338,243   $  251,117
    Life insurance (Note 3)                                                              701,350      575,189
  Unearned premiums                                                                      148,472      116,418
  Accrued expenses and other liabilities                                                  22,043       18,922
  Employee benefit obligations (Note 9)                                                   12,385        9,813
  Deferred income taxes (Note 8)                                                           7,430       22,853
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     $1,229,923   $  994,312
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $3.33 1/3 par value; authorized 20,000,000 shares (Note 12)
    10,060,084 shares issued and outstanding in 1999
    10,091,721 shares issued and outstanding in 1998                                  $   33,534   $   33,639
  Additional paid-in capital                                                               7,252        7,927
  Retained earnings (Note 7)                                                             163,953      155,421
  Accumulated other comprehensive income, net of tax                                      33,054       59,295
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            $  237,793   $  256,282
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,467,716   $1,250,594
=============================================================================================================
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands Except Per Share Data
                                                                            and Number of Shares)
----------------------------------------------------------------------------------------------------------
                                                                      1999          1998          1997
----------------------------------------------------------------------------------------------------------
REVENUES
  Net premiums earned (Note 5)                                    $   273,051   $   245,727   $   244,939
  Investment income, net (Note 2)                                      75,317        67,928        61,686
  Realized investment gains and other income (Note 2)                   2,936        22,796         2,676
  Commission and policy fee income                                      1,912         1,815         1,829
----------------------------------------------------------------------------------------------------------
                                                                  $   353,216   $   338,266   $   311,130
----------------------------------------------------------------------------------------------------------
BENEFITS, LOSSES AND EXPENSES
  Losses and settlement expenses                                  $   197,291   $   191,388   $   159,199
  Increase in liability for future policy benefits                      5,157         3,707         5,016
  Amortization of deferred policy acquisition costs                    49,863        47,892        50,269
  Other underwriting expenses                                          51,401        40,315        35,968
  Interest on policyholders' accounts                                  32,286        26,568        22,510
----------------------------------------------------------------------------------------------------------
                                                                  $   335,998   $   309,870   $   272,962
----------------------------------------------------------------------------------------------------------
  Income before income taxes                                      $    17,218   $    28,396   $    38,168
  Federal income taxes (Note 8)                                         1,834         4,719         9,436
----------------------------------------------------------------------------------------------------------
  NET INCOME                                                      $    15,384   $    23,677   $    28,732
==========================================================================================================
  Earnings available to common shareholders (Note 12)             $    15,834   $    23,677   $    28,732
==========================================================================================================
  Weighted average common shares outstanding (Note 12)             10,079,563    10,393,930    10,727,440
==========================================================================================================
  Basic and diluted earnings per common share (Note 12)           $      1.53   $      2.28   $      2.68
==========================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------
                                                 (Dollars in Thousands Except Per Share Data and Number of Shares)
------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                                                  Additional               Comprehensive
                                                       Common      Paid-In     Retained     Income, Net
                                                       Stock       Capital     Earnings       of Tax       Total
------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                         $  35,759    $   9,342    $ 139,933    $  42,825    $ 227,859
  Net income                                               --           --       28,732           --       28,732
  Change in net unrealized
  appreciation (1)                                         --           --           --       27,388       27,388
------------------------------------------------------------------------------------------------------------------
  Total comprehensive income (Note 13)                                                                     56,120
  Cash dividend declared on
  common stock $.63 per share                              --           --       (6,759)          --       (6,759)
  Purchase and retirement of
  390 shares of common stock                               (1)         (11)          --           --          (12)
------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                         $  35,758    $   9,331    $ 161,906    $  70,213    $ 277,208
------------------------------------------------------------------------------------------------------------------
  Net income                                               --           --       23,677           --       23,677
  Change in net unrealized
  depreciation (1)                                         --           --           --      (10,918)     (10,918)
------------------------------------------------------------------------------------------------------------------
  Total comprehensive income (Note 13)                                                                     12,759
  Cash dividend declared on
  Common stock $.67 per share                              --           --       (6,964)          --       (6,964)
  Purchase and retirement of
  635,601 shares of common stock                       (2,119)      (1,404)     (23,198)          --      (26,721)
------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                         $  33,639    $   7,927    $ 155,421    $  59,295    $ 256,282
------------------------------------------------------------------------------------------------------------------
  TRANSITION ADJUSTMENT FOR THE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX (Note 1)                           --           --           --        6,013        6,013
  NET INCOME                                               --           --       15,384           --       15,384
  CHANGE IN NET UNREALIZED
  DEPRECIATION (1)                                         --           --           --      (32,254)     (32,254)
------------------------------------------------------------------------------------------------------------------
  TOTAL COMPREHENSIVE LOSS (Note 13)                                                                      (10,857)
  CASH DIVIDEND DECLARED ON
  COMMON STOCK $.68 PER SHARE                              --           --       (6,852)          --       (6,852)
  PURCHASE AND RETIREMENT OF
  31,637 SHARES OF COMMON STOCK                          (105)        (675)          --           --         (780)
------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                         $  33,534    $   7,252      163,953    $  33,054    $ 237,793
==================================================================================================================

(1) The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
----------------------------------------------------------------------------------------------------
                                                                    1999         1998         1997
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                                      $  15,384    $  23,677    $  28,732
----------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
provided by operating activities
  Net bond discount accretion                                          88       (1,428)        (307)
  Depreciation and amortization                                     3,078          468        1,117
  Realized net investment gains                                    (2,303)     (22,793)      (2,610)
  Realized net gain on sale of property                                --           (3)          --
  Changes in:
     Accrued investment income                                     (2,795)      (1,971)      (1,964)
     Accounts receivable                                            6,338         (808)        (627)
     Deferred policy acquisition costs                            (18,092)      (7,377)      (4,132)
     Reinsurance receivables                                        5,493        1,520       (1,940)
     Prepaid reinsurance premiums                                   3,174        1,141          165
     Income taxes receivable/payable                                2,588       (7,064)       4,016
     Other assets                                                  (1,372)       3,044          (53)
     Future policy benefits and losses, claims and
       settlement expenses                                         19,300       20,258       16,652
     Unearned premiums                                              3,275        8,122        3,288
     Accrued expenses and other liabilities                       (14,214)         549       (1,454)
     Employee benefit obligations                                   2,572        1,148        1,901
     Deferred income taxes                                         (1,293)         609          427
    Other, net                                                     13,231       (1,031)          --
----------------------------------------------------------------------------------------------------
  Total adjustments                                             $  19,068    $  (5,616)   $  14,479
----------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                     $  34,452    $  18,061    $  43,211
----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments          $  35,653    $  78,471    $  27,390
  Proceeds from call and maturity of held-to-maturity
    investments                                                    35,398      101,180       62,834
  Proceeds from call and maturity of available-for-sale
    investments                                                    95,762       31,084        5,298
  Proceeds from sale of other investments                         102,256       38,956       62,189
  Purchase of investments held-to-maturity                         (1,682)     (14,461)     (89,519)
  Purchase of investments available-for-sale                     (295,670)    (258,744)    (105,408)
  Purchase of other investments                                   (86,856)     (55,972)     (53,429)
  Proceeds from sale of property and equipment                      1,469        3,009        1,942
  Purchase of property and equipment                               (1,429)      (2,120)      (4,619)
  Acquisition of property and casualty company, net of
    cash acquired                                                 (22,249)          --           --
----------------------------------------------------------------------------------------------------
  Net cash used in investing activities                         $(137,348)   $ (78,597)   $ (93,322)
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts   $ 189,715    $ 158,491    $ 127,644
     Withdrawals from investment and universal-life-type
       contracts                                                  (69,432)     (66,648)     (82,881)
  Purchase and retirement of common stock                            (780)     (26,721)         (12)
  Payment of cash dividends                                        (6,858)      (6,964)      (6,651)
----------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                     $ 112,645    $  58,158    $  38,100
----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            $   9,749    $  (2,378)   $ (12,011)
Cash and Cash Equivalents at Beginning of Year                         --        2,378       14,389
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                        $   9,749    $      --    $   2,378
====================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS, PRINCIPLES OF CONSOLIDATION AND BASIS OF REPORTING

         The Consolidated Financial Statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which differ in some respects from those followed in reports to insurance regulatory authorities.

         United Fire & Casualty Company and its insurance subsidiaries (the "Company") are engaged in the business of property and casualty insurance and life insurance.

         The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries, United Life Insurance Company, Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency, UFC Premium Finance Company, American Indemnity Financial Corporation, American Indemnity Company, American Fire and Indemnity Company, Texas General Indemnity Company, American Computing Company, and the affiliate American Indemnity Lloyds, which is financially and operationally controlled by the Company. All material intercompany items have been eliminated in consolidation.

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

         Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 1999 financial statement presentation.

PROPERTY AND CASUALTY SEGMENT

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

LIFE SEGMENT

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

         The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the deferred policy acquisition costs that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity as of the balance sheet date. As of December 31, 1999, an adjustment to increase deferred policy acquisition costs of $12,808,000 was made with a corresponding decrease to accumulated other comprehensive income. In 1998, the adjustment was to reduce deferred policy acquisition costs by $726,000.

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

         Policy claim liabilities are determined using actuarial estimates. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions for such things as medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

INVESTMENTS

         Investments in held-to-maturity fixed-income securities are recorded at amortized cost. The Company has the ability and intent to hold these investments until maturity. If, however, a permanent impairment occurs in a security, the Company writes the security down to the new value. Available-for-sale fixed-income securities, equity securities and other long-term investments are recorded at fair value. Mortgage loans are recorded at the unpaid balance amount. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 1999 and 1998, are securities on deposit with various regulatory authorities as required by law with carrying values of $755,436,000 and $651,173,000, respectively.

         Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation, resulting from available-for-sale fixed-income securities, equity securities, other long-term investments and certain life deferred policy acquisition costs, are reported as direct increases or decreases in stockholders' equity, less applicable income taxes.

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities three months or less. Negative cash balances are included in accrued expenses and other liabilities. Income taxes paid during 1999, 1998 and 1997 were $505,000, $11,201,000 and $5,789,000, respectively. There were no other significant payments of interest other than interest credited on policyholders' accounts in 1999, 1998 or 1997.

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

ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB Statement No. 133". SFAS No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or a liability at fair value and establishes special accounting for certain types of hedges. The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes. Effective January 1, 1999, the Company early adopted SFAS No. 133. As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements due to the reclassification from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes. This is shown as a change in accounting principle in the Consolidated Statements of Stockholders' Equity. There was no other material effect on the Company's Consolidated Financial Statements.

         Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. Guidance is also provided on recording assets presenting future recoveries of assessments through premium tax offsets or policy surcharges. The SOP was issued to reduce diversity in practice and to improve comparability and disclosure. Under SOP 97-3, the Company estimates its liabilities for insurance-related assessments, as opposed to recording the liability and expense when notified by insurance regulators. This change in timing did not have a material effect on the Company's Consolidated Financial Statements.

         Effective January 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that certain costs related to the development or purchase of internal- use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation and operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 changed the timing of the Company's software development expenses and the impact did not have a material effect on the Company's Consolidated Financial Statements.

         SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," is effective for financial statements for fiscal years beginning after June 15, 1999. The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 will not have a material effect on the Company's Consolidated Financial Statements.

NOTE 2.
SUMMARY OF INVESTMENTS

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, equity securities and other long-term investments as of December 31, 1999 and 1998 is as follows.

-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999                                               (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                         Gross          Gross
                                                          Amortized    Unrealized     Unrealized       Fair
Type of Investment                                          Cost      Appreciation   Depreciation      Value
-------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations               $ 12,385     $     --        $    581      $ 11,804
        Mortgage-backed securities                           9,475          599               3        10,071
        All others                                           1,804          205              --         2,009
      States, municipalities and political subdivisions    177,580        4,521           1,279       180,822
      Foreign                                                3,035            4              47         2,992
      Public utilities                                      19,473           70             258        19,285
      Corporate bonds
        Collateralized mortgage obligations                 17,747          208             364        17,591
        All other corporate bonds                           69,653          894             953        69,594
-------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                    $311,152     $  6,501        $  3,485      $314,168
=============================================================================================================
AVAILABLE-FOR-SALE
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations               $ 30,326     $      6        $    730      $ 29,602
        Mortgage-backed securities                          14,899            2             282        14,619
        All others                                          33,290           --             799        32,491
      States, municipalities and political subdivisions     89,335          735           5,078        84,992
      All foreign bonds                                     28,898           22           2,032        26,888
      Public utilities                                     113,142          377           3,927       109,592
      Corporate bonds
        Collateralized mortgage obligations                 66,157        1,800           1,459        66,498
        All other corporate bonds                          424,420          984          21,779       403,625
-------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                 $800,467     $  3,926        $ 36,086      $768,307
-------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                     $  8,639     $  7,758        $  1,860      $ 14,537
     Banks, trust and insurance companies                   12,486       35,281             464        47,303
     All other common stocks                                16,696       30,412             609        46,499
   Nonredeemable preferred stocks                              934           --             125           809
-------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                $ 38,755     $ 73,451        $  3,058      $109,148
-------------------------------------------------------------------------------------------------------------
Total available-for-sale                                  $839,222     $ 77,377        $ 39,144      $877,455
=============================================================================================================
Other long-term investments                               $ 12,841     $    913        $    426      $ 13,328
=============================================================================================================


-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999                                               (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                         Gross          Gross
                                                          Amortized    Unrealized     Unrealized       Fair
Type of Investment                                          Cost      Appreciation   Depreciation      Value
-------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations               $ 22,152     $   489         $   --        $ 22,641
        Mortgage-backed securities                          13,923       1,211             --          15,134
        All others                                           1,773         427             --           2,200
      States, municipalities and political subdivisions    218,465      15,495             21         233,939
      Foreign                                                6,480         449             --           6,929
      Public utilities                                      51,466       2,323             --          53,789
      Corporate bonds
        Collateralized mortgage obligations                 86,382       4,109            753          89,738
        All other corporate bonds                          190,596      11,548            334         201,810
-------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                    $591,237     $36,051         $1,108        $626,180
=============================================================================================================
Available-for-sale
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations               $ 31,054     $ 1,347         $   --        $ 32,401
        Mortgage-backed securities                              45           3             --              48
        All others                                           9,814         155             37           9,932
      States, municipalities and political subdivisions     53,645       1,286             69          54,862
      All foreign bonds                                     11,734          --            937          10,797
      Public utilities                                      26,198         295             88          26,405
      Corporate bonds
        Collateralized mortgage obligations                  6,162         296             --           6,458
        All other corporate bonds                          181,519       2,865          3,321         181,063
-------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                 $320,171     $ 6,247         $4,452        $321,966
-------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                       $3,525     $ 9,408         $   --        $ 12,933
     Banks, trust and insurance companies                    9,092      53,628             --          62,720
     All other common stocks                                 9,992      24,631            324          34,299
   Nonredeemable preferred stocks                              841         289              6           1,124
-------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                $ 23,450     $87,956         $  330        $111,076
-------------------------------------------------------------------------------------------------------------
Total available-for-sale                                  $343,621     $94,203         $4,782        $433,042
=============================================================================================================
Other long-term investments                               $ 11,517     $ 2,894         $   43        $ 14,368
=============================================================================================================

The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999                       Held-to-maturity               Available-for-sale
------------------------------------------------------------------------------------------------------
                                             Amortized Cost   Fair Value    Amortized Cost  Fair Value
------------------------------------------------------------------------------------------------------
Due in one year or less                        $ 12,608        $ 12,755       $ 10,756       $ 10,755
Due after one year through five years            59,276          60,135        206,479        202,047
Due after five years through ten years           76,917          78,159        294,520        278,916
Due after ten years                             122,744         123,653        177,329        165,870
Mortgage-backed securities                        9,475          10,071         14,900         14,619
Collateralized mortgage obligations              30,132          29,395         96,483         96,100
------------------------------------------------------------------------------------------------------
                                               $311,152        $314,168       $800,467       $768,307
======================================================================================================

Proceeds from sales of available-for-sale investments during 1999, 1998 and 1997 were $35,653,000, $78,471,000, and $27,390,000, respectively. Gross gains of
$2,920,000, $23,208,000, and $3,242,000, respectively, were realized on those sales. Gross losses of $895,000, $385,000 and $15,000, respectively, were realized on those sales in 1999, 1998 and 1997.

A summary of realized investment gains (losses) resulting from sales, calls and maturities and net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

----------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
----------------------------------------------------------------------------------------------------
Years Ended December 31,                                             1999        1998         1997
----------------------------------------------------------------------------------------------------
Realized investment gains (losses)
   Fixed maturities                                                $    577    $   (145)   $   (401)
   Equity securities                                                  1,678      22,448       3,011
   Other investments                                                     48         493          --
----------------------------------------------------------------------------------------------------
                                                                   $  2,303    $ 22,796    $  2,610
----------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation (depreciation)
   Available-for-sale fixed maturities,
   equity securities and other long-term investments               $(53,552)   $(15,491)   $ 42,187
   Deferred policy acquisition costs                                 13,181        (726)         --
   Income taxes                                                      14,130       5,299     (14,799)
----------------------------------------------------------------------------------------------------
                                                                   $(26,241)   $(10,918)   $ 27,388
====================================================================================================
Net changes in unrealized investment appreciation
(depreciation), fixed maturities                                   $(65,882)   $  2,318    $ 18,432
====================================================================================================

The net investment income for the years ended December 31, 1999, 1998 and 1997 is composed of the following.

----------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
----------------------------------------------------------------------------------------------------
Years Ended December 31,                                             1999        1998         1997
----------------------------------------------------------------------------------------------------
Investment income
   Interest on fixed maturities                                    $70,134     $ 63,748    $ 56,837
   Dividends on equity securities                                    2,899        2,571       2,526
   Interest on other long-term investments                           3,332        2,867       3,228
   Interest on mortgage loans                                          105          218         226
   Interest on policy loans                                            676          666         616
   Other                                                             1,688        1,232       1,832
----------------------------------------------------------------------------------------------------
   Total investment income                                         $78,834     $ 71,302    $ 65,265
   Less investment expenses                                          3,517        3,374       3,579
----------------------------------------------------------------------------------------------------
   Investment income, net                                          $75,317     $ 67,928    $ 61,686
====================================================================================================

NOTE 3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimated the fair value of its financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

         In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Market values for collateralized mortgage obligations were provided by various data vendors. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management's opinion, these values reflect fair value at December 31, 1999 and 1998.

         The estimated fair value of mortgage loans was based on the estimated discounted future cash flows using 6.25 percent at December 31, 1998.

         Policy loans are carried at the actual amount loaned to the policyholder. No policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, in all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest-sensitive policies.

         For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

         The fair value of the liabilities for annuity products, which are in a benefit payment phase, guaranteed investment contracts and structured settlements, are based on a discount rate of 7.0 percent at December 31, 1999 and 6.25 percent at December 31, 1998. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value. The fair value of covered call options is based on a quoted market price.

         A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 1999 and 1998 is as follows.

-----------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
-----------------------------------------------------------------------------------
At December 31,                                 1999                   1998
-----------------------------------------------------------------------------------
                                           FAIR     CARRYING     Fair      Carrying
Assets                                     VALUE     VALUE       Value      Value
-----------------------------------------------------------------------------------
Investments
   Held-to-maturity fixed maturities     $314,168   $311,152   $626,180   $591,237
   Available-for-sale fixed maturities    768,307    768,307    321,966    321,966
   Equity securities                      109,148    109,148    111,076    111,076
   Mortgage loans                              --         --      2,857      2,777
   Policy loans                             8,645      8,645      8,707      8,707
   Other long-term investments             13,328     13,328     14,368     14,368
   Short-term investments                  20,131     20,131     33,985     33,985
Other Assets
   Accrued investment income               19,857     19,857     16,130     16,130
-----------------------------------------------------------------------------------
Liabilities
-----------------------------------------------------------------------------------
Policy Reserves
   Annuity (Accumulations)               $493,962   $520,274   $382,741   $400,869
   Annuity (On-Benefits)                    2,883      3,098      2,998      2,905
   Structured settlements                     795        940        443        738
   Guaranteed investment contracts          2,741      2,761      2,129      2,150
Covered call options                           --         --        421        421
-----------------------------------------------------------------------------------

NOTE 4.
SHORT-TERM BORROWINGS

         The Company maintains a $20 million line of credit with a local bank. During 1999, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $4,000,000. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate minus one. There is no loan balance outstanding as of December 31, 1999. Interest expense in connection with the line of credit borrowing was $22,000 in 1999. During 1998, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $3,450,000, and recorded interest expense of $11,000. There was no loan balance outstanding as of December 31, 1998.

NOTE 5.
REINSURANCE

PROPERTY AND CASUALTY SEGMENT

         The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Earned premiums ceded were $27,206,000, $22,349,000 and $25,716,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes all amounts are collectible with regard to reinsurance receivables. There are no concentrations of credit risk associated with reinsurance.

         The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Assumed premiums earned for the years ended December 31, 1999, 1998 and 1997 were $34,289,000, $33,571,000 and $40,198,000, respectively.

LIFE SEGMENT

         United Life Insurance Company follows the policy of reinsuring that portion of the risk in excess of $200,000 on the life of any individual. Policy benefit reserves and claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life Insurance Company is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims and is contingently liable for ceded insurance in force of $396,382,000 and $358,022,000 at December 31, 1999 and 1998, respectively. Approximately 63 percent of ceded life insurance in force has been ceded to two reinsurers. The Company believes all amounts are collectible with regard to reinsurance receivables.

NOTE 6.

LIABILITY FOR PROPERTY AND CASUALTY LOSSES AND SETTLEMENT EXPENSES

         The table below provides an analysis of changes in losses and loss adjustment expenses ("LAE") reserves for 1999, 1998 and 1997 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Loss and LAE development on claims occurring in prior years benefited underwriting profit (before tax) by $25,135,000 in 1999 and $26,615,000 in 1998. These gains are due in part to the effects of settling reported (case) and unreported (IBNR) reserves established in prior years for less than expected.

         Subsequent to the purchase of American Indemnity, the Company reviewed that company's loss and LAE case reserves and increased the liabilities to a level that was consistent with the reserving philosophies of the Company. A portion of the reserve increases were for losses that occurred in prior accident years. This would have negatively impacted the change in estimated losses and LAE for claims occurring in prior years. As a condition of the purchase of American Indemnity, an adverse development reinsurance agreement was negotiated that protects the Company against adverse development of the losses and LAE acquired.

         Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

-------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
At December 31,                                                               1999         1998
-------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at beginning of year                    $ 251,117    $ 231,768
   Less reinsurance receivables                                                8,111       12,856
-------------------------------------------------------------------------------------------------
Net liability for losses and LAE at beginning of year                      $ 243,006    $ 218,912
Net liability for losses and LAE at acquisition date                          51,661           --
Provision for losses and LAE for claims occurring in the current year        211,575      206,603
Decrease in estimated losses and LAE for claims occurring in prior years     (25,135)     (26,615)
-------------------------------------------------------------------------------------------------
                                                                           $ 481,107    $ 398,900
-------------------------------------------------------------------------------------------------
Losses and LAE payments for claims occurring during
   Current year                                                            $  94,443    $  92,906
   Prior years                                                                76,027       62,988
-------------------------------------------------------------------------------------------------
                                                                           $ 170,470    $ 155,894
-------------------------------------------------------------------------------------------------
Net liability for losses and LAE at end of year                            $ 310,637    $ 243,006
  Plus reinsurance receivables                                                27,606        8,111
-------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at end of year                          $ 338,243    $ 251,117
=================================================================================================

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

NOTE 7.

STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDEND AND RETAINED EARNINGS RESTRICTIONS

Statutory stockholders' surplus and net income at December 31, 1999, 1998 and 1997 and for the years then ended are as follows.

--------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
--------------------------------------------------------------------------------
                                                  Statutory
                                                 Stockholders'       Statutory
                                                    Surplus         Net Income
--------------------------------------------------------------------------------
1999
   PROPERTY AND CASUALTY                            $179,689        $   191
   LIFE, ACCIDENT AND HEALTH                          53,912          2,605
--------------------------------------------------------------------------------
1998
   Property and casualty                            $202,342        $ 9,990
   Life, accident and health                          53,038          2,052
--------------------------------------------------------------------------------
1997
   Property and casualty                            $231,326        $23,627
   Life, accident and health                          53,095          2,331
================================================================================

         The Company and its insurance subsidiaries prepare their statutory financial statements in conformity with practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. The NAIC is currently working on a project to codify insurance statutory accounting practices. The Company expects the State of Iowa to adopt codification by January 1, 2001, and the Company expects the new rules to have a financial effect upon application. The Company has not yet determined this impact. The changes would not affect the accompanying financial statements, which are based on GAAP. Prior to implementation of the codified rules, permitted statutory accounting practices are used when prescribed statutory practices do not address the accounting for transactions. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk-based capital.

         As part of the NAIC and state insurance department's solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 1999, the life segment and all but one of the property and casualty subsidiaries had capital well in excess of their required levels. American Indemnity Company's risk-based capital was beneath the minimum level prescribed by the NAIC. In response to the situation, the Company has made the decision to reinsure the underwriting business of American Indemnity Company in accordance with a 100 percent quota share reinsurance agreement effective January 1, 2000, for all American Indemnity Company policies new or renewed on or after January 1, 2000. This measure should bring American Indemnity Company's capital back to a point that is in excess of required NAIC levels.

         The State of Iowa Insurance Department governs the amount of dividends that may be paid to stockholders without prior approval by the Insurance Department. Based on these restrictions, the Company could make a maximum of $134,195,000 in dividend distributions to stockholders in 2000. Dividend payments by the insurance subsidiaries to the Company are subject to similar restrictions in the states in which they are domiciled. The Company received no dividends from its subsidiaries in 1999 or 1998.

NOTE 8.
FEDERAL INCOME TAXES

Federal income tax expense is composed of the following.

--------------------------------------------------------------------------------
                                            (Dollars in Thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                1999        1998        1997
--------------------------------------------------------------------------------
Current                                $  541      $4,110      $9,009
Deferred                                1,293         609         427
--------------------------------------------------------------------------------
Total                                  $1,834      $4,719      $9,436
================================================================================

A reconciliation of income tax expense computed at the applicable Federal tax rate of 35 percent in 1999, 34 percent in 1998, and 35 percent in 1997 to the amount recorded in the Consolidated Financial Statements is as follows.

-------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
-------------------------------------------------------------------------------------------
Years Ended December 31,                                     1999        1998        1997
-------------------------------------------------------------------------------------------
Computed expected rate                                    $  6,026    $  9,655    $ 13,359
Reduction for tax-exempt municipal bond interest income     (4,994)     (5,023)     (4,686)
Reduction for nontaxable dividend income                      (631)       (557)       (581)
Other, net                                                   1,433         644       1,344
-------------------------------------------------------------------------------------------
Federal Income Taxes, as provided                         $  1,834    $  4,719    $  9,436
===========================================================================================

The significant components of the net deferred tax liability at December 31, 1999 and 1998 are as follows.

-----------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
-----------------------------------------------------------------------------------------
At December 31,                                                       1999        1998
-----------------------------------------------------------------------------------------
Deferred tax liabilities
   Deferred acquisition costs                                      $ 24,039    $ 21,046
   Net unrealized appreciation on investment securities              17,743      32,248
   Depreciation on assets                                             1,216         948
   Net bond discount accretion and premium amortization               1,177       1,452
   Other                                                              3,151       1,091
-----------------------------------------------------------------------------------------
Gross deferred tax liability                                       $ 47,326    $ 56,785
-----------------------------------------------------------------------------------------
Deferred tax assets
   Financial statement reserves in excess of income tax reserves   $ 22,765    $ 19,376
   Unearned premium adjustment                                        9,107       6,800
   Postretirement benefits other than pensions                        2,761       1,935
   Salvage and subrogation                                              662         676
   Pension                                                            1,685         958
   Alternative minimum tax (AMT) credit carryforwards                    --         778
   Net operating loss carryforwards (NOL)                            14,641          --
   Other                                                              3,414       3,409
-----------------------------------------------------------------------------------------
   Gross deferred tax assets                                       $ 55,035    $ 33,932
   Valuation Allowance                                              (15,139)         --
-----------------------------------------------------------------------------------------
Net deferred tax liability                                         $  7,430    $ 22,853
=========================================================================================

The Company has tax net operating loss ("NOL") carryforwards totaling $42,912,023 as of December 31,1999. These NOL carryforwards were purchased by the Company when it acquired American Indemnity. These NOL carryforwards expire as follows: 2000: $4,927,522; 2001: $2,271,256; 2002: $621,205; 2003:
$4,596,950; 2004: $1,246,728; 2005: $118,137; 2006: $43,352; 2007: $13,450;
2008: $13,410; 2009: $4,604,277; 2010: $989,347; 2011: $6,284,626; 2017:
$6,882,190; 2018: $5,175,066; 2019: $5,124,507. The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. The Company established a valuation allowance of $15,139,000 for deferred tax assets primarily relating to American Indemnity's NOLs, which can only be used to offset future income of that company. If the benefit of the American Indemnity NOLs is realized in the future, it will result in a reduction of goodwill and be amortized into income over its remaining life by reducing goodwill amortization expense.

NOTE 9.

EMPLOYEE BENEFIT OBLIGATIONS

         Effective December 31, 1999, the pension plans of the Company and American Indemnity were merged. The merged defined benefit pension plan covers substantially all employees. Under the plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. It is the Company's policy to fund the plan on a current basis to the extent deductible under existing tax regulations. For 1999, the Company used December 31 as the date for measuring plan assets and liabilities. As permitted by SFAS No. 87, "Employers' Accounting for Pensions," the Company used September 30 as the date for measuring plan assets and liabilities in 1998 in order to obtain information necessary for the preparation of the financial statements on a timely basis.

         The Company has a defined benefit postretirement health care plan that covers substantially all benefit-eligible employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after the stated deductible has been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 10 or more years of service in the plan. The plan is contributory, with retiree contributions adjusted annually.

         The employees of American Indemnity are covered by a separate postretirement benefit plan, which provides health care and life insurance benefits to retired employees, after reaching age 55 with 25 years of service, age 60 with 20 years of service or age 65 with 15 years of service.

         The following table provides a reconciliation of the changes in the plan's benefit obligations and fair value of plan assets and a statement of the funded status for 1999 and 1998. The table includes the obligations and fair values acquired in connection with the purchase of American Indemnity. The amounts related to the acquisition are based on valuations as of December 31, 1999, which approximates the valuation had it been measured as of the acquisition date.

----------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
----------------------------------------------------------------------------------------------
                                                     Pension benefits        Other benefits
----------------------------------------------------------------------------------------------
At December 31,                                     1999        1998        1999        1998
----------------------------------------------------------------------------------------------
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at beginning of year                  $ 23,277    $ 20,901    $  7,993    $  6,047
Service Cost                                          921         935         365         424
Interest cost                                       1,523       1,425         479         523
Participant contributions                              --          --          --          57
Actuarial (gain) loss                              (3,214)        693      (1,907)      1,176
Benefit payments and adjustments                     (690)       (677)        101       (234)
Acquisition                                         1,801          --       2,087          --
----------------------------------------------------------------------------------------------
Obligation at December 31                        $ 23,618    $ 23,277    $  9,118    $  7,993
----------------------------------------------------------------------------------------------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year   $ 17,296    $ 16,565    $     --    $     --
Actual return on plan assets                         (147)        283          --          --
Employer contributions                                500       1,125        (101)        177
Participant contribution                               --          --          --          57
Benefit payments and adjustments                     (690)       (677)        101        (234)
Acquisition                                         2,898          --          --          --
----------------------------------------------------------------------------------------------
Fair value of plan assets at December 31         $ 19,857    $ 17,296    $     --    $     --
----------------------------------------------------------------------------------------------
FUNDED STATUS
Funded status at December 31                     $ (3,761)   $ (5,981)   $ (9,118)   $ (7,993)
Unrecognized transition (asset) obligation             --         (42)         --          --
Unrecognized prior service cost                       937       1,035         832       1,234
Unrecognized (gain) loss                             (784)        876        (491)      1,058
----------------------------------------------------------------------------------------------
Accrued benefit cost                             $ (3,608)   $ (4,112)   $ (8,777)   $ (5,701)
==============================================================================================

The following table provides the components of net periodic benefit cost for the plans for 1999, 1998 and 1997.

-------------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
                                            Pension benefits                 Other benefits
-------------------------------------------------------------------------------------------------
Years Ended December 31,               1999       1998       1997       1999      1998      1997
-------------------------------------------------------------------------------------------------
PLAN COSTS
Service cost                         $   921    $   935    $   805    $   365   $   424   $   338
Interest cost                          1,523      1,425      1,410        480       523       421
Expected return on plan assets        (1,407)    (1,324)    (1,184)        --        --        --
Amortization of transition (asset)       (42)       (48)       (48)        --        --        --
 obligation
Amortization of prior service cost        97         97         97        142       173        40
Amortization of net loss                  --         --         --          4        68        58
-------------------------------------------------------------------------------------------------
Net periodic benefit cost            $ 1,092    $ 1,085    $ 1,080    $   991   $ 1,188   $   857
=================================================================================================

The unrecognized prior service cost and the actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility. The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

--------------------------------------------------------------------------------
Weighted-average assumptions as of       Pension benefits       Other benefits
--------------------------------------------------------------------------------
December 31,                             1999        1998       1999      1998
--------------------------------------------------------------------------------
Discount rate                            7.50%       6.75%      7.50%     6.75%
Expected return on plan assets           8.25        8.00        N/A       N/A
Rate of compensation increase            4.00        4.00        N/A       N/A
--------------------------------------------------------------------------------

         For measurement purposes, an 8.25 percent pre-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually each year to a rate of 5.25 percent for 2005 and remain at that level thereafter. A 6.75 percent post-65 covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually each year to a rate of 5.25 percent in 2005 and remain at that level thereafter. For dental claims, a 6.0 percent annual rate of increase was assumed for 1999, decreasing gradually to 4.75 percent for 2004 and thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1 percent change in assumed health care cost trend rates would have the following effects.

         The figures do not include amounts for the American Indemnity plan, as the annual per capita contributions for the benefits provided to retired employees are capped. As a result, increases in the assumed health care cost trend rate will have no significant effect on the accumulated postretirement benefit obligation or on the net periodic postretirement benefit cost as of December 31, 1999.

-------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
-------------------------------------------------------------------------------------------
                                                                   1 Percent      1 Percent
                                                                    Increase       Decrease
-------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
  Net periodic postretirement health care benefit cost               $ 158          $ 133
Effect on the heath care component of the accumulated
  Postretirement benefit obligation                                  1,316          1,105
-------------------------------------------------------------------------------------------

         The Company has a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of the Company's contribution is discretionary, and is determined annually but cannot exceed the amount deductible for Federal income tax purposes. The Company's contribution to the plan for the years ended December 31, 1999, 1998 and 1997, was $503,000, $883,000 and $936,000, respectively.

         The Company also has an Employee Stock Ownership Plan ("ESOP") for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service and attaining age 21. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1999, 1998 and 1997, the ESOP owned 123,733, 120,333 and 93,127 shares of Company stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. The Company made contributions to the plan of $60,000, $1,050,000 and zero in 1999, 1998 and 1997 respectively.

         On August 21, 1998, the Company adopted a nonqualified employee stock option plan which authorizes the issuance of up to 500,000 shares of the Company's common stock to employees. Pursuant to the plan, the granting of stock options is made at the discretion of the Board of Directors. Certain employees have been granted options to buy shares of the Company's stock at the market value of the stock on the date of grant. The options are exercisable in installments of 20 percent of the number of shares covered by the option each year from the date the option is granted. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period but not later than ten years from the grant date. The Company has elected to account for its stock options under APB No. 25, and as such, no compensation cost is recognized since the exercise price of the Company's stock options is equal to, or greater than, the market price of the underlying stock on the date of grant.

         A total of 6,021 employee stock options were granted in February, 1999 and April 1999. All options are outstanding as of December 31, 1999. No options had been granted as of December 31, 1998. None of the options are exercisable as of December 31, 1999. The remaining life on the options granted in February 1999 is 9.8 years, and for those granted in April 1999, the remaining life is 9.7 years. The exercise price of the unexercisable options is $29.25 for the February 1999 options and $26.12 for the April 1999 options. The grant date fair value of the employee stock options, as prescribed by SFAS No. 123 has been determined to have an immaterial impact on net income and earnings per share.

NOTE 10.
SEGMENT INFORMATION

         The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products, using the same marketing strategies, and are therefore aggregated. The life insurance segment operates from the Company's home office. The accounting policies of the segments are the same as those described in Significant Accounting Policies in Note 1. The two segments are evaluated by management, based on both a statutory and a GAAP basis. Results are analyzed, based on profitability, expenses and return on equity. The Company's selling location is used in allocating revenues between foreign and domestic and, as such, the Company has no revenues allocated to foreign countries. The analysis that follows is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

         The property and casualty segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 2,150 independent agencies and brokers in 43 states, with 55 percent of the Company's direct premiums originating in nine Midwestern states in 1999.

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

--------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
--------------------------------------------------------------------------------------------------
                                                Property and           Life
                                             Casualty Insurance      Insurance        Consolidated
--------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
--------------------------------------------------------------------------------------------------
REVENUES
     NET PREMIUMS EARNED                        $   247,054        $    26,100        $   273,154
     NET INVESTMENT INCOME                           23,614             51,840             75,454
     REALIZED INVESTMENT GAINS                        2,444                492              2,936
     OTHER INCOME                                     1,912                 --              1,912
--------------------------------------------------------------------------------------------------
         TOTAL REPORTABLE SEGMENTS              $   275,024        $    78,432        $   353,456
--------------------------------------------------------------------------------------------------
         INTERSEGMENT ELIMINATIONS                     (137)              (103)              (240)
--------------------------------------------------------------------------------------------------
         TOTAL REVENUES                         $   274,887        $    78,329        $   353,216
==================================================================================================
NET INCOME  BEFORE INCOME TAXES
     REVENUES                                   $   275,024        $    78,432        $   353,456
     BENEFITS, LOSSES AND EXPENSES                  272,315             63,923            336,238
--------------------------------------------------------------------------------------------------
         TOTAL REPORTABLE SEGMENTS              $     2,709        $    14,509        $    17,218
--------------------------------------------------------------------------------------------------
         INTERSEGMENT ELIMINATIONS                      (22)                22                  0
--------------------------------------------------------------------------------------------------
         TOTAL NET INCOME BEFORE INCOME TAXES   $     2,687        $    14,531        $    17,218
--------------------------------------------------------------------------------------------------
INCOME TAX (BENEFIT) EXPENSE                         (3,375)             5,209              1,834
--------------------------------------------------------------------------------------------------
NET INCOME                                      $     6,062        $     9,322        $    15,384
==================================================================================================
ASSETS
         TOTAL REPORTABLE SEGMENTS              $   807,558        $   825,293        $ 1,632,851
         INTERSEGMENT ELIMINATIONS                 (165,135)                --           (165,135)
--------------------------------------------------------------------------------------------------
         TOTAL ASSETS                           $   642,423        $   825,293        $ 1,467,716
==================================================================================================


--------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
--------------------------------------------------------------------------------------------------
                                                Property and           Life
                                             Casualty Insurance      Insurance        Consolidated
--------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
--------------------------------------------------------------------------------------------------
Revenues
     Net premiums earned                        $   220,550         $    25,295       $   245,845
     Net investment income                           23,297              44,771            68,068
     Realized investment gains                       20,981               1,815            22,796
     Other income                                     1,815                  --             1,815
--------------------------------------------------------------------------------------------------
         Total reportable segments              $   266,643         $    71,881       $   338,524
--------------------------------------------------------------------------------------------------
         Intersegment eliminations                     (140)               (118)             (258)
--------------------------------------------------------------------------------------------------
         Total revenues                         $   266,503         $    71,763       $   338,266
==================================================================================================
Net income before income taxes
     Revenues                                   $   266,643         $    71,881       $   338,524
     Benefits, losses and expenses                  254,306              55,822           310,128
--------------------------------------------------------------------------------------------------
         Total reportable segments              $    12,337         $    16,059       $    28,396
--------------------------------------------------------------------------------------------------
         Intersegment eliminations                      (10)                 10                --
--------------------------------------------------------------------------------------------------
         Total net income before income taxes   $    12,327         $    16,069       $    28,396
--------------------------------------------------------------------------------------------------
Income tax (benefit) expense                           (736)              5,455             4,719
--------------------------------------------------------------------------------------------------
Net income                                      $    13,063         $    10,614       $    23,677
==================================================================================================
Assets
         Total reportable segments              $   675,361         $   709,460       $ 1,384,821
         Intersegment eliminations                 (134,227)                 --          (134,227)
--------------------------------------------------------------------------------------------------
         Total assets                           $   541,134         $   709,460       $ 1,250,594
==================================================================================================



--------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
--------------------------------------------------------------------------------------------------
                                                Property and           Life
                                             Casualty Insurance      Insurance        Consolidated
--------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
--------------------------------------------------------------------------------------------------
Revenues
     Net premiums earned                        $   225,822         $    19,231       $   245,053
     Net investment income                           23,007              38,823            61,830
     Realized investment gains                        2,456                 220             2,676
     Other income                                     1,829                  --             1,829
--------------------------------------------------------------------------------------------------
         Total reportable segments              $   253,114         $    58,274       $   311,388
--------------------------------------------------------------------------------------------------
         Intersegment eliminations                     (145)               (113)             (258)
--------------------------------------------------------------------------------------------------
         Total revenues                         $   252,969         $    58,161       $   311,130
==================================================================================================
Net income  before income taxes
     Revenues                                   $   253,114         $    58,274       $   311,388
     Benefits, losses and expenses                  224,480              48,740           273,220
--------------------------------------------------------------------------------------------------
         Total reportable segments              $    28,634         $     9,534       $    38,168
--------------------------------------------------------------------------------------------------
         Intersegment eliminations                      (18)                 18                --
--------------------------------------------------------------------------------------------------
         Total net income before income taxes   $    28,616         $     9,552       $    38,168
--------------------------------------------------------------------------------------------------
Income tax expense                                    5,944               3,492             9,436
--------------------------------------------------------------------------------------------------
Net income                                      $    22,672         $     6,060       $    28,732
==================================================================================================
Assets
         Total reportable segments              $   682,177         $   596,323       $ 1,278,500
         Intersegment eliminations                 (120,578)                 --          (120,578)
--------------------------------------------------------------------------------------------------
         Total assets                           $   561,599         $   596,323       $ 1,157,922
==================================================================================================

Depreciation expense and property and equipment acquisitions for the years ended December 31,
1999, 1998 and 1997, are reflected in the property and casualty insurance segment.

NOTE 11.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information of the Company.

-------------------------------------------------------------------------------------------
                                            (Dollars in Thousands Except Per Share Data)
-------------------------------------------------------------------------------------------
Quarters                                First     Second      Third      Fourth     Total
-------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1999
   TOTAL REVENUES                     $ 79,057   $ 79,828   $ 90,868    $103,463   $353,216
===========================================================================================
   NET INCOME                         $  2,964   $    541   $  6,398    $  5,481   $ 15,384
===========================================================================================
   BASIC AND DILUTED EARNINGS PER
   COMMON SHARE                       $    .29   $    .05   $    .63    $    .54   $   1.53
===========================================================================================
Fiscal year ended December 31, 1998
   Total revenues                     $ 80,229   $ 94,448   $ 79,312    $ 84,277   $338,266
===========================================================================================
   Net income (loss)                  $  8,882   $ 12,610   $ (1,963)   $  4,148   $ 23,677
===========================================================================================
   Earnings (loss) per common share   $   0.83   $   1.18   $   (.19)   $    .41   $   2.28
===========================================================================================

NOTE 12.

EARNINGS AND DIVIDENDS PER COMMON SHARE

         Cash dividends per common share of $.68 and $.67 were declared in 1999 and 1998, respectively. In the calculation of earnings per share, stock options granted to employees were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding as of December 31, 1999.

NOTE 13.

COMPREHENSIVE INCOME

         The following table sets forth the components of other comprehensive income (loss), and the related tax effects, for the years 1999, 1998 and 1997.


-----------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------
                                                              Amount          Income Tax          Amount
                                                            Before Tax    (Expense) Benefit    Net of Tax
-----------------------------------------------------------------------------------------------------------
1999
TRANSITION ADJUSTMENT FOR THE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                         $  9,250          $ (3,237)         $  6,013
NET UNREALIZED DEPRECIATION ARISING DURING THE PERIOD         (47,318)           16,561           (30,757)
LESS: RECLASSIFICATION FOR REALIZED GAINS INCLUDED
IN INCOME                                                       2,303              (806)            1,497
-----------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS                                     $(40,371)         $(14,130)         $(26,241)
===========================================================================================================
1998
Net unrealized appreciation arising during the period        $  6,251          $ (2,125)         $  4,126
Less: reclassification for realized gains included
in income                                                      22,793            (7,749)           15,044
-----------------------------------------------------------------------------------------------------------
Other comprehensive loss                                     $(16,542)         $ (5,624)         $(10,918)
===========================================================================================================
1997
Net unrealized appreciation arising during the period        $ 44,797          $(15,679)         $ 29,118
Less: reclassification for realized gains included
in income                                                       2,610              (880)            1,730
-----------------------------------------------------------------------------------------------------------
Other comprehensive income                                   $ 42,187          $(14,799)         $ 27,388
===========================================================================================================

NOTE 14.
ACQUISITION

         On August 10, 1999, the Company acquired American Indemnity as a wholly owned subsidiary for approximately $30,212,000 in cash in exchange for 1,962,410 shares of common stock. Common stockholders of American Indemnity received approximately $14.35 per share of common stock at the closing of the transaction and deferred consideration of up to $1.00 per share to be paid in two years, subject to adjustments relating to indemnities. An escrow account with a balance of $1,990,000 is included in the Company's consolidated balance sheets in other assets for payment of the deferred consideration.

         American Indemnity, based in Galveston, Texas, is a holding company that is made up of the following regional property and casualty insurance companies: American Indemnity Company, American Fire and Indemnity Company, Texas General Indemnity Company, and American Indemnity Lloyds. The American Indemnity insurers offer personal and commercial lines of insurance through independent agents.

         The transaction was accounted for using the purchase method of accounting. American Indemnity's results for the period August 10, 1999 through December 31, 1999 are included in the consolidated statements of operations. The purchase price paid for American Indemnity has been allocated to the assets acquired and liabilities assumed based on their fair values and the excess purchase price has been recorded as goodwill. Goodwill of approximately $7,846,000 will be amortized on a straight-line basis for a period of ten years. The following schedule summarizes the assets acquired and the liabilities assumed as of August 10, 1999.


--------------------------------------------------------------------------------
Assets Acquired                                           (Dollars in Thousands)
--------------------------------------------------------------------------------
  Fixed maturity securities                                      $ 68,499
  Equity securities                                                14,344
  Other Assets                                                     57,355
--------------------------------------------------------------------------------
   Total assets acquired                                         $140,198
--------------------------------------------------------------------------------
Liabilities assumed
  Policy reserves and unearned premiums                          $102,483
  Other liabilities                                                17,340
--------------------------------------------------------------------------------
   Total liabilities assumed                                     $119,823
--------------------------------------------------------------------------------
Net assets acquired                                              $ 20,375
--------------------------------------------------------------------------------
Excess of acquisition cost over net assets acquired                 7,846
--------------------------------------------------------------------------------
Total purchase price                                             $ 28,221
================================================================================

         In connection with the purchase, the Company developed a plan (the "exit plan") to close certain branches and involuntarily terminate certain employees of American Indemnity. A liability of $972,000 to reflect employee termination benefits and future contractual lease payments related to abandoned facilities was included in the allocation of the purchase price. The exit plan was completed by December 31, 1999.

The following table presents the unaudited proforma results of operations for 1999, 1998 and 1997, had the acquisition occurred on January 1, 1997.
----------------------------------------------------------------------------
                 (Dollars in Thousands Except Per Share Data)
----------------------------------------------------------------------------
                 December 31, 1999    December 31, 1998    December 31, 1997
                       (Unaudited)          (Unaudited)          (Unaudited)
----------------------------------------------------------------------------
Revenues                  $390,574             $407,555             $381,755
Net income                  11,748               17,831               22,851
Basic and diluted
  earnings per
  share                       1.17                 1.72                 2.13
----------------------------------------------------------------------------

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF UNITED FIRE & CASUALTY COMPANY:

         We have audited the accompanying consolidated balance sheets of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company and its subsidiaries changed their method of accounting for derivative instruments and hedging activities.

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




Arthur Andersen LLP

Chicago, Illinois
February 17, 2000

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules

III - Supplementary Insurance Information                                  42

IV  - Reinsurance                                                          43

VI  - Supplemental Information Concerning Property and Casualty
      Insurance Operations                                                 44

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

----------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------
                                               Future
                                               Policy
                                              Benefits,
                                 Deferred      Losses,
                                 Policy        Claims                  Earned      Realized         Net
                               Acquisition    And Loss     Unearned    Premium    Investment    Investment
                                  Costs       Expenses     Premiums    Revenue       Gains        Income
----------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1999

PROPERTY AND CASUALTY            $20,533     $ 338,243     $132,846    $247,054    $ 2,444       $23,477
LIFE, ACCIDENT AND HEALTH         69,541       701,350       15,626      25,997        492        51,840
----------------------------------------------------------------------------------------------------------
TOTAL                            $90,074     $1,039,593    $148,472    $273,051    $ 2,936       $75,317
==========================================================================================================
(1) Accident and health insurance premiums written.


Year Ended
December 31, 1998

Property and casualty            $16,339     $ 251,117     $100,080    $220,550    $20,981       $23,157
Life, accident and health         51,253       575,189       16,338      25,177      1,815        44,771
----------------------------------------------------------------------------------------------------------
Total                            $67,592     $ 826,306     $116,418    $245,727    $22,796       $67,928
==========================================================================================================
(1) Accident and health insurance premiums written.


Year Ended
December 31, 1997

Property and casualty            $18,235     $ 231,768     $100,769    $225,822    $ 2,456       $22,863
Life, accident and health         41,980       482,437        7,527      19,117        220        38,823
----------------------------------------------------------------------------------------------------------
Total                            $60,215     $ 714,205     $108,296    $244,939    $ 2,676       $61,686
==========================================================================================================
(1) Accident and health insurance premiums written.



----------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------
                                             Benefits,    Amortization
                                              Claims,     of Deferred      Other     Interest on
                                  Net       Losses and       Policy        Under-      Policy-
                              Investment    Settlement    Acquisition     writing      holders'     Premiums
                                Income       Expenses        Costs       Expenses      Accounts     Written
----------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1999

PROPERTY AND CASUALTY          $23,477       $185,643      $39,998       $46,559       $    --      $254,214
LIFE, ACCIDENT AND HEALTH       51,840         16,805        9,865         4,842        32,286        25,359 (1)
----------------------------------------------------------------------------------------------------------------
TOTAL                          $75,317       $202,448      $49,863       $51,401       $32,286      $279,573
================================================================================================================
(1) Accident and health insurance premiums written.


Year Ended
December 31, 1998

Property and casualty          $23,157       $179,089      $39,001       $36,084       $    --      $221,002
Life, accident and health       44,771         16,006        8,891         4,231        26,568        31,927 (1)
----------------------------------------------------------------------------------------------------------------
Total                          $67,928       $195,095      $47,892       $40,315       $26,568      $252,929
================================================================================================================
(1) Accident and health insurance premiums written.


Year Ended
December 31, 1997

Property and casualty          $22,863       $149,536      $43,060       $31,758       $    --      $226,915
Life, accident and health       38,823         14,679        7,209         4,210        22,510        21,841 (1)
----------------------------------------------------------------------------------------------------------------
Total                          $61,686       $164,215      $50,269       $35,968       $22,510      $248,756
================================================================================================================
(1) Accident and health insurance premiums written.


Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1999 financial statement presentation.

SCHEDULE IV.  REINSURANCE

---------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                               Percentage
                                       Gross        Ceded to        Assumed         Net        of Amount
                                      Amount          Other       From Other       Amount      Assumed to
                                      Earned        Companies      Companies       Earned      Net Earned
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999

LIFE INSURANCE IN FORCE             $3,839,897     $  396,382     $       --     $3,443,515       0.0%

PREMIUMS:
PROPERTY AND CASUALTY               $  239,971     $   27,206     $   34,289     $  247,054      13.88%
LIFE INSURANCE                          22,080          1,316             --         20,764       0.00%
ACCIDENT AND HEALTH INSURANCE            5,408            175             --          5,233       0.00%
---------------------------------------------------------------------------------------------------------
TOTAL                               $  267,459     $   28,697     $   34,289     $  273,051      12.56%
=========================================================================================================

Year Ended December 31, 1998

Life insurance in force             $3,672,130     $  358,022     $       --     $3,314,108       0.0%

Premiums:
Property and casualty               $  209,328     $   22,349     $   33,571     $  220,550      15.22%
Life insurance                          21,856            959             --         20,897       0.00%
Accident and health insurance            4,414            134             --          4,280       0.00%
---------------------------------------------------------------------------------------------------------
Total                               $  235,598     $   23,442     $   33,571     $  245,727      13.66%
=========================================================================================================

Year Ended December 31, 1997

Life insurance in force             $3,403,207     $  339,430     $       --     $3,063,777       0.0%

Premiums:
Property and casualty               $  211,340     $   25,716     $   40,198     $  225,822      17.80%
Life insurance                          17,399            950             --         16,449       0.00%
Accident and health insurance            2,963            181             --          2,668       0.00%
---------------------------------------------------------------------------------------------------------
Total                               $  231,702     $   26,847     $   40,198     $  244,939      16.40%
=========================================================================================================

Certain amounts included in this schedule for earlier years have been reclassified to conform with the
1999 financial statement presentation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS


-------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                Reserves
                                               for Unpaid
Affiliation with Registrant:      Deferred     claims and
Company and                        Policy        Claim                                Realized        Net
consolidated property and        Acquisition   Adjustment   Unearned      Earned     Investment    Investment
casualty subsidiaries               Costs       Expenses    Premiums     Premiums       Gains        Income
-------------------------------------------------------------------------------------------------------------
YEAR ENDED

DECEMBER 31, 1999                  $20,533      $338,243    $132,846     $247,054     $ 2,444       $23,477
=============================================================================================================
Year Ended

December 31, 1998                  $16,339      $251,117    $100,080     $220,550     $20,981       $23,157
=============================================================================================================
Year Ended

December 31, 1997                  $18,235      $231,768     $100,769    $225,822     $ 2,456       $22,863
=============================================================================================================


---------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
---------------------------------------------------------------------------------------------------
                                     Claims and Claim
                                   Adjustment Expenses
                                   Incurred Related to      Amortization
Affiliation with Registrant:    ------------------------    of Deferred    Paid Claims
Company and                         (1)           (2)          Policy       and Claim
consolidated property and         Current        Prior      Acquisition     Adjustment     Premiums
casualty subsidiaries               Year         Years         Costs         Expenses      Written
---------------------------------------------------------------------------------------------------
YEAR ENDED

DECEMBER 31, 1999                $211,575      $(25,135)      $39,998        $170,470      $254,214
===================================================================================================
Year Ended

December 31, 1998                $206,603      $(26,615)      $39,001        $155,894      $221,002
===================================================================================================
Year Ended

December 31, 1997                $183,723      $(33,544)      $43,060        $141,143      $226,915
===================================================================================================

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 1999 financial statement presentation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY (AGE), PRESENT POSITION,
BUSINESS EXPERIENCE                                     SERVED AS DIRECTOR SINCE

Scott McIntyre Jr. (66), Chairman of the Board, United Fire &           1956
Casualty Company Mr. McIntyre has been employed by the Company since 1954. Mr. McIntyre's term as a director of the Company expires in May 2002.

Christopher R. Drahozal (38), Associate Professor, University of        1997
Kansas, Lawrence, Kansas
Associate Professor of Law at the University of Kansas, where he has been teaching since 1994. Mr. Drahozal was in private practice in Washington, D.C., 10-91/4-94. Mr. Drahozal is the son-in-law of Scott McIntyre Jr., Chairman, United Fire &
Casualty Company. Mr. Drahozal's term as director of the Company expires in May 2000.

Jack B. Evans (51), President, Hall-Perrine Foundation, Cedar           1995
Rapids, Iowa
Mr. Evans has been President of the Hall-Perrine Foundation,
Cedar Rapids, Iowa, since January 1, 1996. Prior to that, Mr.
Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to 1996. Mr. Evans' term as director of the Company expires in May 2000.

Roy L. Ewen (77), Retired                                               1974
Mr. Ewen, who was employed by the Company since 1947, retired from the Company in January 1987. Mr. Ewen's term as a director of the Company expires in May 2001.

Casey D. Mahon (48), Adjunct Professor of Law, University of            1993
Iowa, Iowa City, Iowa
Adjunct Professor of Law at the University of Iowa. Employed as
Senior Vice President & General Counsel of McLeodUSA, Inc. from
6/93 until she retired 2/1/98. Ms. Mahon's term as a director of the Company expires in May 2002.

Leonard J. Marshall (70), Retired                                       1988
Mr. Marshall, who was employed by General Accident Insurance
Company of Philadelphia, Pennsylvania, from 1-83/10-91, retired in October 1991. Mr. Marshall's term as a director of the Company expires in May 2002.

Thomas K. Marshall (66), Retired                                        1983
Mr. Marshall, who was Vice President-Development of Grinnell
College, Grinnell, Iowa, from 1982 to August 31, 1992, is retired. Mr. Marshall's term as director of the Company expires in May 2000.

George D. Milligan (43), President, The Graham Group, Inc.,             1999
Des Moines, Iowa
Mr. Milligan has been the President of The Graham Group, Inc.
since March 1985. Prior to that Mr. Milligan was Merchandising
Manager for Continental Grain Co., New York, New York from
October 1979 to March 1985. He was nominated to replace James T.
Brophy on the Board in November 1999.

Mary K. Quass (49), Executive Senior Vice President, AM-FM, Inc.,       1998
Cedar Rapids, Iowa
Ms. Quass held the position of President and CEO of Quass
Broadcasting Company from 1988 to 1998. In January 1998, Quass
Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications, Inc. In July 1999, Central Star
Communications, Inc. merged with AM-FM, Inc. Ms. Quass's term as a director of the Company expires in May 2001.

John A. Rife (57), President, United Fire & Casualty Company,           1998
United Life Insurance Company
Mr. Rife started with United Fire & Casualty Company in September
1976. He became President of United Life Insurance Company in
December 1984, and in May 1997 was also appointed President of United Fire & Casualty Company. Mr. Rife's term as director of the Company expires in May 2001.

Byron G. Riley (69), Attorney, Bradley & Riley, P.C., Cedar Rapids,     1983
Iowa
Mr. Riley is an attorney with the law firm of Bradley & Riley, P.C., Cedar Rapids, Iowa, and has practiced law with that law firm since September, 1981. Mr. Riley's term as a director of the Company expires in May 2002.

EXECUTIVE OFFICERS OF THE COMPANY:

NAME (AGE)                 OFFICE HELD

Scott McIntyre Jr. (66)    Chairman of the Board since 1980, Director since 1956

John A. Rife (57)          President of United Fire & Casualty Company since May
                           1997; President of United Life Insurance Company since 1984

Richard B. Swain (42)      Senior Vice President since February 1999; Vice
                           President Underwriting at Hastings Mutual Ins.
                           Company, Hastings, Michigan from May 1998 to February
                           1999; previously employed by the Company from October
                           1993 to May 1998

Kent G. Baker (56)         Vice President and Chief Financial Officer since 1984

John R. Cruise (58)        Vice President, Reinsurance since 1986

E. Dean Fick (55)          Vice President, Claims since 1991

Shona Frese (55)           Corporate Secretary since December 1996; employed by
                           the Company since 1966

David L. Hellen (47)       Vice President, Denver regional office since 1987

Wilburn J. Hollis (59)     Vice President, Human Resources since June 1996;
                           Director of Human Resources at Norwest Financial in
                           Des Moines, Iowa, from 1989 to 1996

E. Addison Hulit (60)      Vice President since May 1995; employed by the
                           Company since 1993

Robert B. Kenward (57)     Vice President, Information Services since 1992

Kevin L. Kubik (45)        Vice President and Chief Investment Officer since
                           June 1997; employed by Van Kampen American Capital
                           Investment Advisory Inc. from 1989 to 1997

David A. Lange (42)        Corporate Secretary since February, 1997; Fidelity
                           and Surety claim manager since 1987

Dianne M. Lyons (36)       Controller since November, 1999; employed by the
                           Company since 1983

Galen E. Underwood (59)    Treasurer since 1979

Stanley A. Wiebold (55)    Vice President, Underwriting since 1986

Michael T. Wilkins (36)    Vice President since 1997; employed by the Company
                           since 1985
--------------------------------------------------------------------------------

DIRECTORS OF SUBSIDIARY COMPANIES

UNITED LIFE
INSURANCE COMPANY
C. Richard Ekstrand
Jack B. Evans
Scott McIntyre Jr.
John A. Rife
Byron G. Riley

INSURANCE BROKERS &
MANAGERS, INC.
Kent G. Baker
Carlyn K. Lewis
Scott McIntyre Jr.
John A. Rife

LAFAYETTE
INSURANCE COMPANY
Carlyn K. Lewis
Scott McIntyre Jr.
Sarai K. Renken
John A. Rife
Leo F. Wegmann Jr.

ADDISON
INSURANCE COMPANY
James T. Brophy
E. Addison Hulit
Scott McIntyre Jr.
Linda J. Pearson
John A. Rife

AMERICAN INDEMNITY
FINANCIAL CORPORATION
Kent G. Baker
E. Dean Fick
Jack B. Evans
Scott McIntyre Jr.
John A. Rife
Byron G. Riley
J. Fellman Seinsheimer III

OFFICERS OF THE COMPANY

UNITED FIRE &
CASUALTY COMPANY
Chairman
Scott McIntyre Jr.
President
John A. Rife
Senior Vice President
Richard B. Swain

Vice Presidents
Kent G. Baker
John R. Cruise
E. Dean Fick
David L. Hellen
Wilburn J. Hollis
E. Addison Hulit
Robert B. Kenward
Kevin L. Kubik
Stanley A. Wiebold
Michael T. Wilkins

Assistant Vice Presidents
John T. Anderson Jr.
Jeffrey A. Chapin
Robert J. DeCamp
Bruce K. Miller
Allan J. Schons
Allen R. Sorensen
Douglas A. Walters
Secretaries
Shona Frese
David A. Lange
Assistant Secretary
Donna M. Fugate
Treasurer
Galen E. Underwood
Controller
Dianne M. Lyons

--------------------------------------------------------------------------------
OFFICERS OF SUBSIDIARY COMPANIES

UNITED LIFE
INSURANCE COMPANY
Chairman
Scott McIntyre Jr.
President
John A. Rife
Executive Vice President
and Treasurer
Samuel E. Hague
Vice Presidents
Ronald D. Brandt
Rickey L. Pettyjohn
Secretary
Jean N. Newlin Schnake

INSURANCE BROKERS &
MANAGERS, INC.
Chairman
Scott McIntyre Jr.
President
Carlyn K. Lewis
Secretary
Betty S. Castro
Treasurer
Kent G. Baker

LAFAYETTE
INSURANCE COMPANY
Chairman
Scott McIntyre Jr.
President
Carlyn K. Lewis
Secretary
Leo F. Wegmann Jr.
Treasurer
Kent G. Baker

ADDISON
INSURANCE COMPANY
Chairman
Scott McIntyre Jr.
President
E. Addison Hulit
Secretary
Shona Frese
Treasurer
Kent G. Baker

AMERICAN INDEMNITY
FINANCIAL CORPORATION
Chairman
Scott McIntyre Jr.
President
John A. Rife
Executive Vice President
Richard B. Swain
Senior Vice President
J. Fellman Seinsheimer III
Vice Presidents
Roger F. Briggs
Robert A. Payne
Mildred L. Phillips
Secretary
Helen K. Lohec
Treasurer
Vaughn V. Vaughan

--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION

         Executive Compensation includes the amount expensed for financial reporting purposes under the Company's qualified profit sharing (401(k)) plan. All employees of the Company are eligible to participate after they have completed one hour of service with the Company and have attained twenty-one years of age. The plan is not integrated with Social Security, and provides for employer contributions in such amounts as the Board of Directors may annually determine. The benefit payable under the plan is equal to the vested account balance.

         Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to the Company's pension plan for the named individuals. The pension plan is a noncontributory plan which is integrated with social security. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. In 1995 through October, 1996, the normal retirement pension payable under the plan was based on the employee's highest annual earnings for five (5) consecutive years of employment, and provided a benefit of 1.25 percent of monthly compensation times years of benefit service with a maximum of 32 years. Effective November 1, 1996, the pension plan was amended. The normal retirement benefit was changed from 1.25 percent of average monthly compensation, times years of benefit service, to 1.25 percent of average monthly compensation, plus 0.5 percent of average monthly compensation in excess of the covered compensation limit, all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 59-1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years or more of service.

         The pension plan owned 101,029 shares of the Company common stock as of December 31, 1999, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund, maintained by United Life Insurance Company, is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

         In 1983, the Company adopted the United Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and meeting hourly requirements with the Company. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash, which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 1999, 1998 and 1997, the Trustee owned 123,733, 120,333 and 93,127 shares of Company stock, respectively. The Company made contributions to the plan of $60,000, $1,050,000, and zero in 1999, 1998 and 1997 respectively.

         On August 21, 1998, the Company adopted a nonqualified employee stock option plan. The granting of the options will help to attract and retain the best available persons for positions of substantial responsibility and will provide certain employees with an additional incentive to contribute to the success of the Company and its subsidiaries. As of December 31, 1999, 6,021 options had been granted under the plan.

The following table summarizes the compensation of the Company's Chairman and the four most highly compensated executive officers for the last three years.


SUMMARY COMPENSATION TABLE                         ANNUAL COMPENSATION
---------------------------------------------------------------------------------------------
Name and Principal Position                         Year        Salary            Bonus
---------------------------------------------------------------------------------------------
Scott McIntyre Jr., Chairman                        1999      $290,000 (1)     $       (2)
                                                    1998       290,000 (1)          -- (2)
                                                    1997       290,000 (1)      58,000 (2)
---------------------------------------------------------------------------------------------
John A. Rife, President United Fire & Casualty      1999      $210,000 (1)     $       (4)(6)
Company, President United Life Insurance            1998       190,000 (3)       3,032 (4)
Company                                             1997       166,667 (3)      25,000 (4)
---------------------------------------------------------------------------------------------
E. Dean Fick                                        1999      $141,750         $       (4)(6)
Vice President, Claims                              1998       135,000              -- (4)
                                                    1997       131,250          19,688 (4)
---------------------------------------------------------------------------------------------
Kevin L. Kubik                                      1999      $125,000         $       (4)(6)
Vice President and Chief Investment Officer         1998       113,500           3,513 (4)
                                                    1997            NA (5)          NA (4)(5)
---------------------------------------------------------------------------------------------
E. Addison Hulit, Vice President United Fire &      1999      $115,500         $       (4)(6)
Casualty Company,  President Addison                1998       110,000          18,700 (4)
Insurance Company President                         1997       105,000          23,950 (4)
---------------------------------------------------------------------------------------------

FOOTNOTES TO SUMMARY COMPENSATION TABLE:

(1) Fixed by Compensation Committee in February of each year.
(2) Bonus, if any, determined at the regular meeting of the Directors in February of each year based on prior year performance.
(3) Determined by Chairman in December of each year and will be reviewed annually in December.
(4) Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.
(5) Employment began June 1997.
(6) Calculated and paid on or about April 1, 2000.

COMPENSATION COMMITTEE

         The Company's compensation committee is responsible for recommending the salary and bonus of the Chairman and President to the Board of Directors. The members of the Compensation Committee are Casey D. Mahon, Leonard J. Marshall and George D. Milligan. In establishing a salary and bonus, factors such as earnings, underwriting ratios, return on equity and growth in shareholder value are considered. Consideration is also given to the salaries and bonuses paid to comparable executives in the insurance industry and in other similarly sized companies in Iowa.


AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END VALUES
---------------------------------------------------------------------------------------------------------------------------
Name                                                                  Number of Securities        (1) Value of Unexercised
                                    Number of shares     Value             Underlying                      In-the-
                                      Acquired on       Realized       Unexercised Options              Money Options
                                        Exercise                      at December 31, 1999          at December 31, 1999
                                                                  Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Scott McIntyre Jr.                             0             0            0                0            0            NA
John A. Rife                                   0             0            0            1,181            0            NA
E. Dean Fick                                   0             0            0                0            0            NA
Kevin L. Kubik                                 0             0            0              500            0            NA
E. Addison Hulit                               0             0            0              500            0            NA
---------------------------------------------------------------------------------------------------------------------------
(1) None of the employee unexercised options are in-the-money.


OPTION GRANTS IN 1999
---------------------------------------------------------------------------------------------------------------------------
Name                              Number of    % of Total    Exercise         Expiration         Potential Realizable Value
                                  Securities    Options        Price             Date             At Assumed Annual Rates
                                   Options     Granted to     $/Share                            Of Stock Appreciation for
                                   Granted     Employees                                               Option Term
                                                                                                    5%             10%
---------------------------------------------------------------------------------------------------------------------------
Scott McIntyre Jr.                       0           0%        $ 0.00                            $     -       $     -
John A. Rife                         1,181          20%        $26.12         April, 2009         19,400        49,163
E. Dean Fick                             0           0%        $ 0.00                                  -             -
Kevin L. Kubik                         500           8%        $26.12         April, 2009          8,213        20,814
E. Addison Hulit                       500           8%        $26.12         April, 2009          8,213        20,814
---------------------------------------------------------------------------------------------------------------------------

PENSION PLAN TABLE

--------------------------------------------------------------------------------
                                     Years of Service
--------------------------------------------------------------------------------
Salary                15          20          25          30          35
--------------------------------------------------------------------------------
$100,000         $21,696     $28,392     $34,944     $41,664     $48,540
110,000           24,324      31,896      39,324      46,908      54,672
135,000           30,888      40,644      50,268      60,036      69,984
150,000           34,824      45,900      56,820      67,908      79,176
160,000           37,452      49,392      61,200      73,164      85,296
--------------------------------------------------------------------------------

         The credited years of service on December 31, 1999, for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 23 years; Mr. Fick, 9 years; Mr. Kubik, 3 years; and Mr. Hulit, 6 years.

         The pension plan provides a benefit of 1.25 percent of average annual earnings, plus 0.5 percent of average annual earnings in excess of Covered Compensation multiplied by years of service or 35 years, whichever is lesser. Earnings are limited to $160,000 for pension plan purposes by the IRS. This limit is adjusted with inflation based upon the CPI and is scheduled to increase to $170,000 for participants retiring after December 31, 1999. Bonuses paid to officers are not included in pensionable earnings.

         The 1999 Covered Compensation table was used for the calculations in the table above. Pension figures for Scott McIntyre Jr., Chairman, and John A. Rife, President, are based upon $160,000 of pensionable earnings.

DIRECTOR COMPENSATION

         Nonemployee directors are paid a fee of $500 per meeting attended, plus direct expenses, for attendance at director's meetings. When there is a committee meeting, the director serving on that committee receives an additional $400. An annual retainer of $2,500 is paid to each nonemployee director with the exception of the Vice Chairman who receives an annual retainer of $10,000.

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and S&P Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1994 and reinvestment of dividends.

TOTAL SHAREHOLDER RETURNS

[PERFORMANCE GRAPH APPEARS HERE]

                                             INDEXED RETURNS
                            Base               Years Ending
                           Period
Company/Index              Dec 94  Dec 95  Dec 96  Dec 97  Dec 98  Dec 99
-------------------------------------------------------------------------
UNITED FIRE & CAS CO         100   155.76  199.59  254.86  197.23  136.47
S&P 500 INDEX                100   137.58  169.17  225.60  290.08  351.12
INSURANCE (PPTY-CAS) 500     100   135.40  164.52  239.33  222.69  166.00

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
The following table sets forth information as of March 1, 2000, with respect to ownership of the Company's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

------------------------------------------------------------------------------------------------------------------
                                                                                           Amount
                                                                                         and Nature     Percent
                                                                                        of Beneficial     of
Name of Beneficial Owner                      Address of Beneficial Owner                 Ownership    Class (1)
------------------------------------------------------------------------------------------------------------------
Scott McIntyre Jr. (1)                        2222 1st Ave. NE, Apt. 1004                 1,544,988      15.36%
                                              Cedar Rapids, Iowa  52402
Mildred R. McIntyre (1)                       Cottage Grove Place                         1,144,671       11.38
                                              2115 1st Ave. SE, Apt. 2217
                                              Cedar Rapids, Iowa  52402
General Accident Corporation of America       436 Walnut St.                              2,025,680       20.14
                                              Philadelphia, Pennsylvania 19105-1109
Susan M. Carlton (1)                          29 Pine Terrace                               359,041        3.57
                                              Orchard Park, New York 14127
Margaret Pless (1)                            3726 Bentley Dr.                              314,940        3.13
                                              Durham, North Carolina 27707
------------------------------------------------------------------------------------------------------------------

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

(b)  SECURITY OWNERSHIP OF MANAGEMENT.
The following table sets forth information as of March 1, 2000, with respect to ownership of the Company's $3.33 1/3 par value common stock by management. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

--------------------------------------------------------------------------------
                                                                        Percent
                                             Amount and Nature             Of
Name of Beneficial Owner               of Beneficial Ownership         Class (1)
--------------------------------------------------------------------------------
Scott McIntyre Jr. (1)                               1,544,988           15.36%
Roy L. Ewen                                             77,501             0.77
Byron G. Riley, Jr.                                      3,106             0.03
George D. Milligan                                         200               --
Thomas K. Marshall                                       2,324             0.02
Leonard J. Marshall                                      1,000             0.01
Casey D. Mahon                                           2,000             0.02
Jack B. Evans                                            4,134             0.04
John A. Rife                                             1,763             0.02
Christopher R. Drahozal                                112,069             1.11
Mary K. Quass                                              100               --
Kevin L. Kubik                                           4,025              .04
E. Dean Fick                                             1,000              .01
E. Addison Hulit                                           255               --
34 officers and directors as a group                 1,765,592            17.55
--------------------------------------------------------------------------------
     (1) Included in the number of shares owned by Scott McIntyre Jr., are 121,500 shares held in the name of J. Scott McIntyre, Trustee of the Mildred Reynolds McIntyre Trust, 225,000 shares held in the name of Scott McIntyre Jr., or successor, Dee Ann McIntyre Trust, 25,312 shares held in the name of Scott McIntyre Jr., Irrevocable Trust and 32,535 shares held by the McIntyre Foundation.

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

                 11      Statement re: computation of per share earnings.

                 21      Subsidiaries of the registrant.

                 23 Consent of Arthur Andersen LLP, independent auditors

                 27      Financial data schedule.                          53

                 28      Information from reports furnished to
                         State Insurance Regulatory Authorities.  Filed by paper

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED FIRE & CASUALTY COMPANY

                  By /s/ JOHN A. RIFE
                     ---------------------------------
                     John A. Rife, President, Director

                  Date 2/19/00
                      ---------------------------------

                  By /s/ KENT G. BAKER
                     ---------------------------------
                     Kent G. Baker, Vice-President, Principal Accounting Officer and Chief Financial Officer

                  Date 2/19/00
                      ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ SCOTT MCINTYRE JR.                 By /s/ ROY L. EWEN
   -------------------------------           -----------------------------------
   Scott McIntyre Jr., Chairman and          Roy L. Ewen, Director
   Director

Date 2/19/00                              Date 2/19/00
    ------------------------------            ----------------------------------


By /s/ GEORGE D. MILLIGAN                 By /s/ CHRISTOPHER R. DRAHOZAL
   -------------------------------           -----------------------------------
   George D. Milligan, Director              Christopher R. Drahozal, Director

Date 2/19/00                              Date 2/19/00
    ------------------------------            ----------------------------------


By /s/ LEONARD J. MARSHALL                By /s/ JACK B. EVANS
   -------------------------------           -----------------------------------
   Leonard J. Marshall, Director             Jack B. Evans, Vice Chairman and
                                             Director
Date 2/19/00
    ------------------------------        Date 2/19/00
                                              ----------------------------------

By /s/ THOMAS K. MARSHALL
   -------------------------------        By /s/ BYRON G. RILEY
   Thomas K. Marshall, Director              -----------------------------------
                                             Byron G. Riley, Director

Date 2/19/00                              Date 2/19/00
    ------------------------------            ----------------------------------


By /s/ MARY K. QUASS
   -------------------------------
   Mary K. Quass, Director

Date 2/19/00
    ------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(1) Four copies of the annual stockholders report for the year ended December 31, 1999, will be furnished to the Securities Exchange Commission by April 3, 2000.

(2) Proxy statements will be furnished to security holders subsequent to the filing of the 10-K. Four copies of the proxy statement will be furnished to the Securities Exchange Commission when they are mailed to security holders.