Form 10-Q
period 2000-03-31
UNITED FIRE & CASUALTY CO
filed 2000-05-15
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000



Commission File Number  2-39621


UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)



       Iowa                              42-0644327
------------------------      ---------------------------------
(State of Incorporation)      (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                      52407
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


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

YES   X         NO________
   -------



As of May 4, 2000, 10,056,499 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


INDEX



Part 1. Financial Information

     Item 1. Financial Statements

     Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
     December 31, 1999                                                                                     2

     Unaudited Consolidated Statements of Operations for the three month periods ended
     March 31, 2000 and 1999                                                                               3

     Unaudited Consolidated Statements of Cash Flows for the three month periods ended
     March 31, 2000 and 1999                                                                               4

     Notes to Unaudited Consolidated Financial Statements                                                  5

     Report of Independent Public Accountants                                                              9

     Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                   12

Part II. Other Information                                                                                13

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION    Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

(In thousands)
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                                March 31,   December 31,
                                                                                        2000         1999
                                                                                      Unaudited     Audited
--------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $310,454 in 2000 and $314,168 in 1999)                                     $  306,267     $  311,152
    Available-for-sale, at market (amortized cost $840,247
    in 2000 and $800,467 in 1999)                                                       809,243        768,307
  Equity securities (cost $38,412 in 2000 and $38,755 in 1999)                          108,486        109,148
  Policy loans                                                                            8,496          8,645
  Other long-term investments, at market (cost $12,844 in 2000
  and $12,841 in 1999)                                                                   12,897         13,328
  Short-term investments                                                                 17,704         20,131
--------------------------------------------------------------------------------------------------------------
                                                                                     $1,263,093     $1,230,711

Cash and Cash Equivalents                                                                10,893          9,749
Accrued Investment Income                                                                19,275         19,857
Accounts Receivable                                                                      54,797         51,304
Deferred Policy Acquisition Costs                                                        91,843         90,074
Property and Equipment                                                                   16,566         16,863
Reinsurance Receivables                                                                  36,907         29,715
Prepaid Reinsurance Premiums                                                              2,426          3,019
Intangibles                                                                               7,738          8,044
Income Taxes Receivable                                                                     435          1,169
Other Assets                                                                              8,113          7,211
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $1,512,086     $1,467,716
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                  $  342,941     $  338,243
    Life insurance                                                                      732,781        701,350
  Unearned premiums                                                                     152,547        148,472
  Accrued expenses and other liabilities                                                 23,959         22,043
  Employee benefit obligations                                                           12,906         12,385
  Deferred income taxes                                                                   7,113          7,430
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                    $1,272,247     $1,229,923
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                                       $   33,527     $   33,534
  Additional paid-in capital                                                              7,222          7,252
  Retained earnings                                                                     165,625        163,953
  Accumulated other comprehensive income, net of tax                                     33,492         33,054
  Treasury stock                                                                            (27)             -
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           $  239,839     $  237,793
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,512,086     $1,467,716
==============================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data and number of shares)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Three months ended March 31,
                                                                                                 2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                         $    78,808           $    60,150
  Investment income, net                                                                           20,783                17,436
  Realized investment gains and other income                                                          108                 1,038
  Commission and policy fee income                                                                    533                   433
                                                                                              $   100,232           $    79,057
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                              $    56,018           $    45,261
  Increase in liability for future policy benefits                                                  1,955                 1,108
  Amortization of deferred policy acquisition costs                                                14,783                10,916
  Other underwriting expenses                                                                      14,421                10,942
  Interest on policyholders' accounts                                                               9,503                 8,080
                                                                                              $    96,680           $    76,307
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                  $     3,552           $     2,750
  Federal income taxes (benefit)                                                                      170                  (214)
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                  $     3,382           $     2,964
===============================================================================================================================
  Earnings available to common shareholders                                                   $     3,382           $     2,964
===============================================================================================================================
  Weighted average common shares outstanding                                                   10,060,061            10,091,721
===============================================================================================================================
  Basic and diluted earnings per common share                                                       $0.34                 $0.29
===============================================================================================================================
  Cash dividends declared per common share                                                          $0.17                 $0.17
===============================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Three months ended March 31,
                                                                                                  2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                                     $  3,382                $  2,964
-------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
Operating activities
  Net bond discount accretion                                                                  $     (3)               $    (74)
  Depreciation and amortization                                                                     713                     814
  Realized investment gains and other income                                                       (108)                 (1,038)
  Changes in:
     Accrued investment income                                                                      582                      94
     Accounts receivable                                                                         (3,493)                 (2,747)
     Deferred policy acquisition costs                                                           (1,769)                 (1,174)
     Reinsurance receivables                                                                     (7,192)                 (3,635)
     Prepaid reinsurance premiums                                                                   593                     390
     Income taxes receivable/payable                                                                734                     248
     Other assets                                                                                  (902)                     65
     Future policy benefits and losses, claims and
         settlement expenses                                                                      6,467                  13,008
     Unearned premiums                                                                            4,075                   2,090
     Accrued expenses and other liabilities                                                       1,916                  (4,495)
     Employee benefit obligations                                                                   521                     569
     Deferred income taxes                                                                         (438)                   (462)
     Other, net                                                                                     (61)                   (195)
-------------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                            $  1,635                $  3,458
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                    $  5,017                $  6,422
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                                         $  6,220                $ 10,240
  Proceeds from call and maturity of held-to-maturity investments                                 7,309                  10,186
  Proceeds from call and maturity of available-for-sale investments                              21,655                  11,557
  Proceeds from sale of other investments                                                        11,390                  30,143
  Purchase of investments held-to-maturity                                                       (2,333)                      -
  Purchase of investments available-for-sale                                                    (67,087)                (60,059)
  Purchase of other investments                                                                  (8,803)                (16,820)
  Proceeds from sale of property and equipment                                                       53                       -
  Purchase of property and equipment                                                               (164)                   (323)
-------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                        $(31,760)               $(15,076)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts                                  $ 53,645                $ 35,390
     Withdrawals from investment and universal-life-type contracts                              (23,983)                (14,635)
  Purchase and retirement of common stock                                                           (38)                      -
  Payment of cash dividends                                                                      (1,710)                 (3,432)
  Purchase of common stock                                                                          (27)                   (237)
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                    $ 27,887                $ 17,086
-------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                      $  1,144                $  8,432
Cash and Cash Equivalents at Beginning of Year                                                    9,749                       -
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                     $ 10,893                $  8,432
===============================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

  In the opinion of the management of United Fire & Casualty Company and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

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

  Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at March 31, 2000.

  For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. There were no income taxes paid for the three month periods ended March 31, 2000 and 1999. There were no significant payments of interest through March 31, 2000 and 1999, other than interest credited to policyholders' accounts.

Note 2.  Investments

  A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of March 31, 2000 is as follows.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------
March 31, 2000                                                                 Gross             Gross
                                                           Amortized         Unrealized       Unrealized           Fair
Type of Investment                                           Cost           Appreciation     Depreciation         Value
--------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                 $ 15,084           $       -         $    505          $ 14,579
        Mortgage-backed securities                             9,009                 510                3             9,516
        All others                                             1,813                 209                1             2,021
      States, municipalities and political                   174,849               5,080              894           179,035
       subdivisions
      Foreign                                                  3,032                   -               42             2,990
      Public utilities                                        19,466                  37              206            19,297
      Corporate bonds
        Collateralized mortgage obligations                   14,690                 178              155            14,713
        All other corporate bonds                             68,324                 659              680            68,303
---------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                      $306,267           $   6,673         $  2,486          $310,454
===========================================================================================================================
Available-for-sale
Fixed Maturities
   Bonds
      United States Government,
      government agencies and authorities
        Collateralized mortgage obligations                 $ 30,701           $      16         $    759          $ 29,958
        Mortgage-backed securities                            10,725                   1              247            10,479
        All others                                            32,561                   2              663            31,900
      States, municipalities & political subdivisions         88,208                 683            3,389            85,502
      Foreign                                                 28,807                  18            1,966            26,859
      Public utilities                                       120,732                 602            3,815           117,519
      Corporate bonds
        Collateralized mortgage obligations                   63,909               1,641            1,366            64,184
        All other corporate bonds                            464,604               1,200           22,962           442,842
---------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                   $840,247           $   4,163         $ 35,167          $809,243
---------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                       $  8,639           $   7,443         $  1,955          $ 14,127
     Banks, trust and insurance companies                     12,486              37,008              567            48,927
     All other common stocks                                  16,353              29,149              840            44,662
   Nonredeemable preferred stocks                                934                   -              164               770
---------------------------------------------------------------------------------------------------------------------------
Total equity securities                                     $ 38,412           $  73,600          $ 3,526          $108,486
---------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                    $878,659           $  77,763          $38,693          $917,729
===========================================================================================================================
Other long-term investments                                 $ 12,844           $     563          $   510          $ 12,897
===========================================================================================================================

  The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at March 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------
March 31, 2000                                                  Held-to-maturity           Available-for-sale
-----------------------------------------------------------------------------------------------------------------
                                                               Amortized       Fair       Amortized       Fair
                                                                  Cost        Value         Cost          Value
-----------------------------------------------------------------------------------------------------------------
Due in one year or less                                         $ 13,075    $ 13,194       $ 13,483     $ 13,492
Due after one year through five years                             56,353      56,848        240,901      234,922
Due after five years through ten years                            77,177      78,644        299,213      283,510
Due after ten years                                              120,879     122,960        181,315      172,698
Mortgage-backed securities                                         9,009       9,516         10,725       10,479
Collateralized mortgage obligations                               29,774      29,292         94,610       94,142
-----------------------------------------------------------------------------------------------------------------
                                                                $306,267    $310,454       $840,247     $809,243
=================================================================================================================

Note 3.  New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS No.133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB Statement No. 133". SFAS No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or a liability at fair value and establishes special accounting for certain types of hedges. The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes. Effective January 1, 1999, the Company early adopted SFAS No. 133. As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements due to the reclassification from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes. There was no other material effect on the Company's Consolidated Financial Statements. Refer to
Note 5 for further discussion.

  Effective January 1, 2000, the Company adopted SOP 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 did not have a material effect on the Company's Consolidated Financial Statements.

Note 4.  Segment Information

  The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has four locations from which it conducts its business. All offices target a similar customer base and market the same products using the same marketing strategies and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 1999 Form 10K. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------------------------

                                                                               (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                      Property and                      Life
                                                   Casualty Insurance                Insurance                       Total
-----------------------------------------------------------------------------------------------------------------------------
March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ 79,308                  $ 20,991                 $  100,299
-----------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                         (34)                      (33)                       (67)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $ 79,274                  $ 20,958                 $  100,232
=============================================================================================================================
Net income                                                   $  1,404                  $  1,978                 $    3,382
=============================================================================================================================
Assets                                                       $645,830                  $866,256                 $1,512,086
=============================================================================================================================

March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ 60,162                  $ 18,954                 $   79,116
-----------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                         (34)                      (25)                       (59)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $ 60,128                  $ 18,929                 $   79,057
=============================================================================================================================
Net income                                                   $    141                  $  2,823                 $    2,964
=============================================================================================================================
Assets                                                       $543,351                  $734,076                 $1,277,427
=============================================================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

Note 5. Derivative Instruments

  The Company writes covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At March 31, 2000 and December 31, 1999, there were no open covered call options.

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

Note 6. Comprehensive Income

  Comprehensive income was $3,820,000 and $412,000 for the three months ended March 31, 2000 and March 31, 1999, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 2000, and the related consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented separately herein), and, in our report dated February 17, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    Arthur Andersen LLP


Chicago, Illinois
May 4, 2000

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

RESULTS OF OPERATIONS
Property and casualty insurance segment

  The property and casualty segment recorded net income of $1,404,000 for the first quarter of 2000, compared to $141,000 for the first quarter of 1999. An increase in premiums and an improvement in underwriting results contributed to the favorable results. Property and casualty premiums earned increased by $18,349,000, or 34 percent over the first quarter of 1999, with a portion of the growth attributable to the American Indemnity purchase that occurred in August, 1999. The statutory combined ratio (net losses and net loss adjustment expenses incurred divided by net premiums earned, plus other underwriting expenses incurred divided by net premiums written) for the quarter improved to 107 percent compared to 113 percent for the first quarter of 1999. Without the effect of the catastrophes, the March 2000 and March 1999 statutory combined ratios would have been 95 percent, and 107 percent, respectively.

  The largest catastrophe loss in the first quarter of 2000 was a hailstorm in the New Orleans area occurring January 22 - 24. This storm caused approximately $5,000,000 in net insured losses (before tax). The after-tax net incurred losses and expenses for all catastrophes was $5,439,000, or $.54 per share for the first quarter of 2000, compared to $2,133,000, or $.21 per share for the first quarter of 1999.

Life insurance segment

  The life insurance segment reported net income of $1,978,000 for the first quarter of 2000, compared to $2,823,000 for the first quarter of 1999. Total gross income for the life segment increased by $2,037,000, or 11 percent, and total expenses increased by $3,344,000, or 23 percent. Moderate premium growth on a GAAP basis, coupled with increased interest credited to policyholders has resulted in lower earnings in the first quarter of 2000, compared with the first quarter of 1999.

Investment results

  The Company reported net investment income of $20,783,000 for the first quarter of 2000, compared to $17,436,000 for the first quarter of 1999. A majority of the Company's investment income originates from interest on fixed income securities. The remaining investment revenue is derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in the Company's home office. Realized investment gains decreased between the first quarter of 2000 and 1999 by $930,000. During the first quarter of 1999, the Company sold several bond positions that had significantly increased in price.

Investments

  The investment portfolio is comprised primarily of fixed maturity securities and equity securities. The Company's investment strategy is to invest principally in medium, high quality securities. Fixed income securities that the Company

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

has the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed income securities and all of the Company's equity securities are classified as available-for-sale. The Company currently has no securities classified as trading. The held-to-maturity securities are reported at amortized cost, and available-for-sale securities are reported at market value. Unrealized appreciation or depreciation of available-for-sale investments is reflected in a separate component of stockholders' equity.

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

  The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has investments in collateralized mortgage obligations. These securities account for 11 percent of the fixed-income portfolio at March 31, 2000, compared to 12 percent as of December 31, 1999.

Other assets

  Deferred acquisition costs constitute the Company's second largest asset, after investments, and represent underwriting and acquisition expenses associated with writing insurance policies. These expenses are capitalized and are amortized over the life of the policies written to attain a matching of revenue to expenses. The Company's life segment had an increase in deferred acquisition costs of $1,115,000. Deferred acquisition costs of the property and casualty segment increased in 2000 by $654,000. Accounts receivable consist of amounts due from property and casualty insurance agents and brokers for premiums written, less commissions paid. These receivables increased by 7 percent, or $3,493,000, over December 31, 1999, due to the increase in property and casualty premiums written. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

Liabilities

  The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $31,431,000, or 4 percent, between March 31, 2000 and December 31, 1999. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. As these product lines have grown, the future policy benefits have grown proportionately. Claims and settlement expenses, which relate to the property and casualty segment also increased through March 31, 2000. Direct and assumed reserves established for property and casualty losses and expenses have increased $4,698,000, or 1 percent. The Company has, at times, written covered call options to generate additional portfolio income. At March 31, 2000 and December 31, 1999, there were no open covered call options.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders' equity

  The Company's stockholders' equity increased by $2,046,000, or one percent. Increases to equity included net income of $3,382,000 and net unrealized appreciation of $438,000. Decreases to equity included $1,710,000 of declared dividends, $37,000 due to the retirement of 2,085 shares of common stock, and $27,000 due to the repurchase of 1,500 shares of the Company's common stock, currently held in treasury.

Cash flow and liquidity

  Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $5,017,000 through the first quarter of 2000 compared to $6,422,000 through the first quarter of 1999. Operating cash flows continue to be ample to meet obligations to policyholders.

  Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $20 million line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate less one percent. There is no loan balance outstanding as of March 31, 2000.

Impact of Year 2000

  In 1999, the Company completed its final programming and testing of systems for Year 2000 compliance. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non- information technology systems. The Company believes that its systems successfully responded to the Year 2000 date change.

  The Company's transition into the Year 2000 has, to date, been considered uneventful and successful and did not result in any significant events with the Company or its suppliers. However, the potential for problems resulting from Year 2000 issues still exists. Accordingly, the Company will continue to monitor its systems, and will maintain contact with its vendors concerning the status of their Year 2000 transition.

Subsequent events

  In May, 2000 the Company notified its reinsurance brokers that effective with the July 1, 2000 contract renewal, the Company will no longer be a market for assumed reinsurance. The Company intends to provide an orderly run-off of the inforce business.


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

  Covered call options are written from time to time on common stocks owned by the Company. Generally, the calls are written on stocks the Company views as over-priced relative to their market value. Writing of in-the-money calls at transaction date has not been done, but the Company is not restricted in any way from doing so. The practice of writing covered calls is considered a conservative equity strategy by market analysts.

  There have been no material changes in the Company's market risk or market risk factors from that reported in the Company's 1999 Form 10K.

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



UNITED FIRE & CASUALTY COMPANY
-------------------------------------------------------------------------------
(Registrant)


May  4, 2000
-------------------------------------------------------------------------------
(Date)



--------------------------------------------------------------------------------
John A. Rife
President



--------------------------------------------------------------------------------
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer