Form 10-Q
period 2000-06-30
UNITED FIRE & CASUALTY CO
filed 2000-08-14
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000




Commission File Number 2-39621


UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)



         Iowa                                        42-0644327
----------------------------          -------------------------------------
(State of Incorporation)                (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                              52407
-------------------------------------------------      ---------------------
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

YES   X         NO
   -------        --------



As of August 4, 2000, 10,036,268 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES



INDEX



Part 1. Financial Information

     Item 1. Financial Statements

     Consolidated Balance Sheets as of June 30, 2000 (unaudited) and                   2
     December 31, 1999

     Unaudited Consolidated Statements of Income for the three month periods ended
     June 30, 2000 and 1999                                                            3

     Unaudited Consolidated Statements of Income for the six month periods ended
     June 30, 2000 and 1999                                                            4

     Unaudited Consolidated Statements of Cash Flows for the six month periods ended
     June 30, 2000 and 1999                                                            5

     Notes to Unaudited Consolidated Financial Statements                              6

     Report of Independent Public Accountants                                         11

     Item 2. Management's Discussion and Analysis of Financial Condition and          12
     Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk               15

Part II. Other Information                                                            16



UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION    Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

(In thousands)
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              June 30,             December 31,
                                                                                     2000                   1999
                                                                                   Unaudited               Audited
--------------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $302,164 in 2000 and $314,168 in 1999)                                        $  298,810              $  311,152
    Available-for-sale, at market (amortized cost $871,644
    in 2000 and $800,467 in 1999)                                                          832,819                 768,307
  Equity securities (cost $40,659 in 2000 and $38,755 in 1999)                             109,121                 109,148
  Policy loans                                                                               8,390                   8,645
  Other long-term investments, at market (cost $12,474 in 2000
  and $12,841 in 1999)                                                                      11,510                  13,328
  Short-term investments                                                                    16,960                  20,131
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $1,277,610              $1,230,711

Cash and Cash Equivalents                                                                    9,118                   9,749
Accrued Investment Income                                                                   21,876                  19,857
Accounts Receivable                                                                         66,898                  51,304
Deferred Policy Acquisition Costs                                                           97,203                  90,074
Property and Equipment                                                                      16,755                  16,863
Reinsurance Receivables                                                                     36,401                  29,715
Prepaid Reinsurance Premiums                                                                 3,169                   3,019
Intangibles                                                                                  7,590                   8,044
Income Taxes Receivable                                                                      2,397                   1,169
Other Assets                                                                                 7,868                   7,211
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $1,546,885              $1,467,716
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                     $  347,820              $  338,243
    Life insurance                                                                         762,473                 701,350
  Unearned premiums                                                                        165,272                 148,472
  Accrued expenses and other liabilities                                                    19,503                  22,043
  Employee benefit obligations                                                              13,220                  12,385
  Deferred income taxes                                                                      4,942                   7,430
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       $1,313,230              $1,229,923
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock                                                                          $   33,522              $   33,534
  Additional paid-in capital                                                                 7,200                   7,252
  Retained earnings                                                                        164,763                 163,953
  Accumulated other comprehensive income, net of tax                                        28,515                  33,054
  Treasury stock                                                                              (345)                      -
--------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              $  233,655              $  237,793
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $1,546,885              $1,467,716
==========================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended June 30,
                                                                                                2000                   1999
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                    $    79,518            $    60,648
  Investment income, net                                                                      21,493                 18,339
  Realized investment gains and other income                                                      33                    296
  Commission and policy fee income                                                               567                    545
                                                                                         -----------            -----------
                                                                                             101,611                 79,828
---------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                              58,953                 47,959
  Increase in liability for future policy benefits                                             2,262                  1,491
  Amortization of deferred policy acquisition costs                                           15,387                 12,197
  Other underwriting expenses                                                                 14,613                 12,067
  Interest on policyholders' accounts                                                         10,562                  7,061
                                                                                         -----------            -----------
                                                                                             101,777                 80,775
---------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                                                      (166)                  (947)
  Federal income tax benefit                                                                  (1,115)                (1,488)
                                                                                         -----------            -----------
  Net income                                                                             $       949            $       541
===========================================================================================================================
  Earnings available to common shareholders                                              $       949            $       541
===========================================================================================================================
  Weighted average common shares outstanding                                              10,056,499             10,081,320
===========================================================================================================================
  Basic and diluted earnings per common share                                            $      0.09            $      0.05
===========================================================================================================================
  Cash dividends declared per common share                                               $      0.18            $      0.17
===========================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)
--------------------------------------------------------------------------------------------------------------------------
                                                                                       Six months ended June 30,
                                                                                               2000                   1999
--------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                   $   158,326            $   120,798
  Investment income, net                                                                     42,276                 35,775
  Realized investment gains and other income                                                    141                  1,334
  Commission and policy fee income                                                            1,100                    978
                                                                                        ----------------------------------
                                                                                            201,843                158,885
--------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                            114,971                 93,220
  Increase in liability for future policy benefits                                            4,217                  2,599
  Amortization of deferred policy acquisition costs                                          30,170                 23,113
  Other underwriting expenses                                                                29,034                 23,009
  Interest on policyholders' accounts                                                        20,065                 15,141
                                                                                        ----------------------------------
                                                                                            198,457                157,082
--------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                  3,386                  1,803
  Federal income tax benefit                                                                   (945)                (1,702)
                                                                                        ----------------------------------
  Net Income                                                                            $     4,331            $     3,505
==========================================================================================================================
  Earnings available to common shareholders                                             $     4,331            $     3,505
==========================================================================================================================
  Weighted average common shares outstanding                                             10,058,280             10,086,492
==========================================================================================================================
  Basic and diluted earnings per common share                                            $      .43             $      .35
==========================================================================================================================
  Cash dividends declared per common share                                               $     0.35             $     0.34
==========================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

----------------------------------------------------------------------------------------------------------------------
                                                                                        Six months ended June 30,
                                                                                       2000                    1999
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                           $   4,331               $   3,505
----------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                                        $    (117)              $    (176)
  Depreciation and amortization                                                          1,605                     925
  Realized investment gains and other income                                              (141)                 (1,334)
  Changes in:
     Accrued investment income                                                          (2,019)                   (825)
     Accounts receivable                                                               (15,594)                 (6,447)
     Deferred policy acquisition costs                                                  (7,129)                 (8,479)
     Reinsurance receivables                                                            (6,686)                 (1,372)
     Prepaid reinsurance premiums                                                         (150)                    845
     Income taxes receivable                                                            (1,228)                    168
     Other assets                                                                         (657)                    260
     Future policy benefits and losses, claims and
         settlement expenses                                                            13,659                  19,662
     Unearned premiums                                                                  16,800                   9,311
     Accrued expenses and other liabilities                                               (830)                  3,946
     Employee benefit obligations                                                          835                   1,108
     Deferred income taxes                                                                 (44)                 (1,175)
     Other, net                                                                          3,152                   6,192
----------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                  $   1,456               $  22,609
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                          $   5,787               $  26,114
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                               $  43,774               $  15,226
  Proceeds from call and maturity of held-to-maturity investments                       14,822                  19,667
  Proceeds from call and maturity of available-for-sale investments                     30,573                  39,474
  Proceeds from sale of other investments                                               34,388                  49,369
  Purchase of held-to-maturity investments                                              (2,333)                   (502)
  Purchase of available-for-sale investments                                          (147,515)               (138,948)
  Purchase of other investments                                                        (30,486)                (42,024)
  Proceeds from sale of property and equipment                                             136                     789
  Purchase of property and equipment                                                    (1,179)                   (643)
----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                              $ (57,820)              $ (57,592)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts                        $ 109,279               $  81,705
     Withdrawals from investment and universal-life-type contracts                     (52,238)                (29,444)
  Purchase and retirement of common stock                                                  (64)                   (365)
  Payment of cash dividends                                                             (5,230)                 (5,144)
  Purchase of common stock                                                                (345)                      -
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                          $  51,402               $  46,752
----------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                 $    (631)              $  15,274
Cash and Cash Equivalents at Beginning of Year                                           9,749                       -
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $   9,118               $  15,274
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

  Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at June 30, 2000.

  For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid/(received) for the six-month periods ended June 30, 2000 and 1999 were $727,000 and $(695,000). There were no significant payments of interest through June 30, 2000 and 1999, other than interest credited to policyholders' accounts. Interest received from a Revenue Agent Review was $196,000 through June 30, 2000.

Note 2.  Investments

  A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of June 30, 2000 is as follows.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
June 30, 2000                                                                  Gross             Gross
                                                           Amortized         Unrealized       Unrealized           Fair
Type of Investment                                            Cost          Appreciation     Depreciation         Value
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                     $ 15,089           $     -          $   532          $ 14,557
        Mortgage-backed securities                                 8,544               461                4             9,001
        All others                                                 1,821               214                -             2,035
      States, municipalities and political                       171,852             4,809              969           175,692
       subdivisions
      Foreign                                                      3,029                 -               42             2,987
      Public utilities                                            19,461                37              279            19,219
      Corporate bonds
        Collateralized mortgage obligations                       13,887               150              253            13,784
        All other corporate bonds                                 65,127               518              756            64,889
-----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                          $298,810           $ 6,189          $ 2,835          $302,164
=============================================================================================================================
Available-for-sale
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                     $ 30,283           $     7          $   772          $ 29,518
        Mortgage-backed securities                                10,284                 2              221            10,065
        All others                                                32,544                 2              553            31,993
      States, municipalities & political subdivisions             78,548               245            3,552            75,241
      Foreign                                                     34,562                43            2,252            32,353
      Public utilities                                           137,534               860            4,349           134,045
      Corporate bonds
        Collateralized mortgage obligations                       51,053               908            1,068            50,893
        All other corporate bonds                                496,836             1,599           29,724           468,711
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                       $871,644           $ 3,666          $42,491          $832,819
-----------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                           $  8,639           $ 7,464          $ 1,899          $ 14,204
     Banks, trust and insurance companies                          8,732            23,770              516            31,986
     All other common stocks                                      22,354            40,771              943            62,182
   Nonredeemable preferred stocks                                    934                 -              185               749
-----------------------------------------------------------------------------------------------------------------------------
Total equity securities                                         $ 40,659           $72,005          $ 3,543          $109,121
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        $912,303           $75,671          $46,034          $941,940
=============================================================================================================================
Other long-term investments                                     $ 12,474           $     6          $   970          $ 11,510
=============================================================================================================================

  The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at June 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------
June 30, 2000                                                 Held-to-maturity                   Available-for-sale
---------------------------------------------------------------------------------------------------------------------------
                                                            Amortized            Fair           Amortized            Fair
                                                               Cost             Value              Cost             Value
---------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                      $ 11,805          $ 11,912          $ 18,345          $ 18,365
Due after one year through five years                          54,405            54,743           280,691           271,969
Due after five years through ten years                         77,505            78,830           303,890           285,614
Due after ten years                                           117,575           119,337           177,098           166,395
Mortgage-backed securities                                      8,544             9,001            10,284            10,065
Collateralized mortgage obligations                            28,976            28,341            81,336            80,411
---------------------------------------------------------------------------------------------------------------------------
                                                             $298,810          $302,164          $871,644          $832,819
===========================================================================================================================

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

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which is effective for all fiscal quarters beginning after June 15, 2000. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Because the Company has limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes, the impact of adopting SFAS No. 138 will not have a material effect on the Company's Consolidated Financial Statements.

  Effective January 1, 2000, the Company adopted SOP 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 did not have any effect on the Company's Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Segment Information

     The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products using the same marketing strategies and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 1999 Form 10-K. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

-----------------------------------------------------------------------------
                                        (Dollars in Thousands)
-----------------------------------------------------------------------------
                                   Property and         Life
                                Casualty Insurance    Insurance      Total
-----------------------------------------------------------------------------
June 30, 2000
-----------------------------------------------------------------------------
Revenues                             $159,964         $ 42,014    $  201,978
-----------------------------------------------------------------------------
Intersegment eliminations                 (69)             (66)         (135)
-----------------------------------------------------------------------------
Total revenues                       $159,895         $ 41,948    $  201,843
=============================================================================
Net income                           $    889         $  3,442    $    4,331
=============================================================================
Assets                               $661,984         $884,901    $1,546,885
=============================================================================

June 30, 1999
-----------------------------------------------------------------------------
Revenues                             $121,638         $ 37,366    $  159,004
-----------------------------------------------------------------------------
Intersegment eliminations                 (68)             (51)         (119)
-----------------------------------------------------------------------------
Total revenues                       $121,570         $ 37,315    $  158,885
=============================================================================
Net (loss) income                    $   (933)        $  4,438    $    3,505
=============================================================================
Assets                               $556,480         $769,224    $1,325,704
=============================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.


Note 5. Derivative Instruments

     The Company writes covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At June 30, 2000 and December 31, 1999, there were no open covered call options.

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

Note 6. Comprehensive Income/Loss

  Comprehensive loss was $(208,000) and $(1,694,000) for the six months ended June 30, 2000 and June 30, 1999, respectively. Comprehensive loss was $(4,029,000) and $(2,106,000) for the three months ended June 30, 2000 and June 30, 1999, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented separately herein) and, in our report dated February 17, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    Arthur Andersen LLP


Chicago, Illinois
August 4, 2000

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

RESULTS OF OPERATIONS

  During the second quarter of 2000, the Company made the decision to not renew many of its assumed reinsurance property and casualty contracts, effective after June 30, 2000. A small portion of this business expired on July 1, 2000 and the bulk of it will not be renewed on January 1, 2001. Agreements will continue with a very limited number of brokers. The Company intends to provide an orderly run-off of those contracts not renewed.

Property and casualty insurance segment

  For the six months ended June 30, 2000, the property and casualty segment recorded net income of $889,000, compared to a net loss of $933,000 for the first half of 1999. Contributing to the improved results was an increase in premiums earned of $37,064,000 or 34 percent. A portion of this premium growth has been the result of the purchase of the American Indemnity companies, which occurred during the third quarter of 1999. Losses and loss adjustment expenses incurred increased $22,786,000 or 26 percent. The largest catastrophe loss in the first six months was a hailstorm in the New Orleans area occurring January 22-24. This storm caused approximately $3,600,000 in net incurred losses
(after tax). The GAAP combined ratio (net losses incurred and net loss adjustment expenses incurred divided by net premiums earned, plus other underwriting expenses incurred divided by net premiums written) improved to 108 percent compared to 114 percent for the first half of 1999. The GAAP combined ratio, without the effect of the catastrophes, for 2000 and 1999 would have been 96 percent, and 104 percent, respectively. The after-tax net losses incurred and net loss adjustment expenses incurred for all catastrophes was $11,309,000, or $1.12 per share for the first half of 2000, compared to $6,776,000, or $.67 per share for the first half of 1999.

  For the second quarter of 2000, the property and casualty segment recorded a net loss of $515,000, compared to a net loss of $1,074,000 for the second quarter of 1999. Net premiums earned increased $18,715,000 or 34 percent. Net losses incurred and net loss adjustment expenses incurred increased $12,757,000 or 29 percent for the quarter, compared to the second quarter of 1999. The GAAP combined ratio for the quarter improved to 108 percent compared to 115 percent for the second quarter of 1999. The GAAP combined ratio, without the effect of the catastrophes, for the second quarters of 2000 and 1999 would have been 96 percent, and 102 percent, respectively. The after-tax net losses incurred and net loss adjustment expenses incurred for all catastrophes was $5,870,000, or $.58 per share for the second quarter of 2000, compared to $4,643,000, or $.46 per share for the second quarter of 1999.

Life insurance segment

  The life insurance segment reported net income of $3,442,000 through the first six months of 2000, compared to $4,438,000 for the same period of 1999. Premiums earned increased by $464,000 or four percent. Though the life segment is writing an increasing amount of annuity business, premium revenue does not reflect annuity deposits. Revenues for annuities consist of policy surrender charges and investment income earned. Expenses incurred by the life segment increased by $6,163,000, or 20 percent when comparing the first six months of 2000 and 1999. Of that increase, $4,924,000 is attributable to expenses related to interest credited to policyholder account balances.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment results

  For the first half of 2000, the Company reported net investment income of $42,276,000, compared to $35,775,000 for the first half of 1999. For the second quarters of 2000 and 1999, net investment income was $21,493,000 and $18,339,000, respectively. A majority of the Company's investment income originates from interest on fixed income securities. The remaining investment revenue is derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in the Company's home office. Realized investment gains decreased between the first six months of 2000 and 1999 by $1,193,000. During the first quarter of 1999, the Company sold several bond positions that had significantly increased in price. Comparing the second quarters of 2000 and 1999, realized investments gains decreased $263,000.

FINANCIAL CONDITION

Investments

  The investment portfolio is comprised primarily of fixed maturity securities and equity securities. The Company's investment strategy is to invest principally in medium- to high-quality securities. Fixed income securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed income securities and all of the Company's equity securities are classified as available-for-sale. The Company currently has no securities classified as trading. The held-to-maturity securities are reported at amortized cost, and available-for-sale securities are reported at market value. Unrealized appreciation or depreciation of available-for-sale investments is reflected in accumulated other comprehensive income, net of tax, within stockholders' equity.

  Effective January 1, 1999, the Company reclassified a portion of its held-to-maturity investment portfolio to available-for-sale in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Generally, reclassifications are allowed only in rare circumstances. However, given the new restrictions that SFAS No. 133 has on hedging interest rate risk for held-to-maturity securities, all companies adopting SFAS No. 133 are allowed to reassess their held-to-maturity portfolios without "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements, due to the reclassification from held-to-maturity to available-for-sale, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000, and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

  The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has investments in collateralized mortgage obligations. These securities account for 10 percent of the fixed-income portfolio at June 30, 2000, compared to 12 percent as of December 31, 1999.

Other assets

  Deferred acquisition costs constitute the Company's second largest asset, after investments, and represent underwriting and acquisition expenses associated with writing insurance policies. These expenses are capitalized and are amortized over the life of the policies written to attain a matching of revenue to expenses. The Company's life segment had an increase in deferred acquisition costs of $5,377,000 or eight percent. Deferred acquisition costs of the property and casualty segment increased in 2000 by $1,752,000 or nine percent. For both segments, the six-month growth in premiums and annuity

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deposits has resulted in higher deferred acquisition costs.   Accounts
receivable consist of amounts due from property and casualty insurance agents and brokers for premiums written, less commissions paid. These receivables increased by 30 percent, or $15,594,000, over December 31, 1999. Growth in premiums written in the property and casualty segment has resulted in the increased accounts receivable balance. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

Liabilities

  The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $61,123,000, or nine percent, between June 30, 2000 and December 31, 1999. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. Because the annuity business is continuing to grow, the associated future policy benefits have grown proportionately. Direct and assumed loss and loss adjustment expense reserves established for property and casualty claims have increased by $9,577,000, or three percent from December 31, 1999.

  Covered call options, which the Company occasionally writes, are recorded as liabilities. The options, when written, are utilized to generate additional portfolio income. At June 30, 2000 and December 31, 1999, the Company did not have any open covered call options.

Stockholders' equity

  The Company's stockholders' equity decreased by $4,138,000, or two percent. Net income of $4,331,000 increased equity. Significant decreases to equity included $4,539,000 of unrealized losses, $3,520,000 of declared dividends and $345,000 due to the repurchase of 20,000 shares of the Company's common stock, currently held in treasury.

Cash flow and liquidity

  Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $5,788,000 through the first half of 2000 compared to $26,114,000 through the second quarter of 1999. Operating cash flows continue to be ample to meet obligations to policyholders.

  Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $20 million line of credit with a local bank. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate less one percent. There is no loan balance outstanding as of June 30, 2000.

Impact of Year 2000

  In 1999, the Company completed its final programming and testing of systems for Year 2000 compliance. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems. The Company believes that its systems successfully responded to the Year 2000 date change.

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

  There have been no material changes in the Company's market risk or market risk factors from that reported in the Company's 1999 Form 10-K.

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

UNITED FIRE & CASUALTY COMPANY
----------------------------------
(Registrant)

August 4, 2000
----------------------------------
(Date)

----------------------------------
John A. Rife
President, Chief Executive Officer

----------------------------------
K.G. Baker
Vice President, Chief Financial Officer
and Principal Accounting Officer