Form 10-Q
period 2000-09-30
UNITED FIRE & CASUALTY CO
filed 2000-11-14
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000


Commission File Number 2-39621


UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)



          Iowa                               42-0644327
------------------------          ---------------------------------
(State of Incorporation)          (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                         52407
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (319) 399-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
    -----        -----


As of November 3, 2000, 10,035,819 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


INDEX


Part 1.  Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2000 (unaudited)
     and December 31, 1999                                                    2

     Unaudited Consolidated Statements of Income for the three month
     periods ended September 30, 2000 and 1999                                3

     Unaudited Consolidated Statements of Income for the nine month
     periods ended September 30, 2000 and 1999                                4

     Unaudited Consolidated Statements of Cash Flows for the nine month
     period sended September 30, 2000 and 1999                                5

     Notes to Unaudited Consolidated Financial Statements                     6

     Report of Independent Public Accountants                                12


     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     13


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16


Part II.  Other Information                                                  17

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands)

-------------------------------------------------------------------------------------------------------
ASSETS                                                                   September 30,     December 31,
                                                                             2000              1999
                                                                           Unaudited         Audited
-------------------------------------------------------------------------------------------------------
Investments
   Fixed maturities
      Held-to-maturity, at amortized cost (market
      value $295,773 in 2000 and $314,168 in 1999)                        $  291,026        $  311,152
      Available-for-sale, at market (amortized cost 908,763
      in 2000 and $800,467 in 1999)                                          877,439        $  768,307
   Equity securities (cost $40,438 in 2000 and $38,755 in 1999)              116,594           109,148
   Policy loans                                                                8,404             8,645
   Other long-term investments, at market (cost $12,491 in 2000
      and $12,841 in 1999)                                                    11,312            13,328
   Short-term investments                                                     19,072            20,131
-------------------------------------------------------------------------------------------------------
                                                                          $1,323,847        $1,230,711
Cash and Cash Equivalents                                                     18,948             9,749
Accrued Investment Income                                                     20,839            19,857
Accounts Receivable                                                           71,857            51,304
Deferred Policy Acquisition Costs                                             96,960            90,074
Property and Equipment                                                        15,943            16,863
Reinsurance Receivables                                                       42,520            29,715
Prepaid Reinsurance Premiums                                                   2,598             3,019
Intangibles                                                                    6,733             8,044
Income Taxes Receivable                                                            -             1,169
Other Assets                                                                   6,174             7,211
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $1,606,419        $1,467,716
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Future policy benefits and losses, claims and settlement expenses
      Property and casualty insurance                                     $  355,368        $  338,243
      Life insurance                                                         788,287           701,350
   Unearned premiums                                                         168,814           148,472
   Accrued expenses and other liabilities                                     25,128            22,043
   Employee benefit obligations                                               12,668            12,385
   Income taxes payable                                                          680                 -
   Deferred income taxes                                                       8,066             7,430
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         $1,359,011        $1,229,923
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Common stock                                                           $   33,453        $   33,534
   Additional paid-in capital                                                  6,912             7,252
   Retained earnings                                                         170,050           163,953
   Accumulated other comprehensive income, net of tax                         36,993            33,054
-------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                $  247,408        $  237,793
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,606,419        $1,467,716
=======================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)

===================================================================
                                              Three months ended
                                                 September 30,
                                              2000           1999
-------------------------------------------------------------------
Revenues
  Net premiums earned                      $   86,071   $   70,501
  Investment income, net                       22,089       19,272
  Realized investment gains (losses)
    and other income                           (1,057)         593
  Commission and policy fee income                568          502
-------------------------------------------------------------------
                                              107,671       90,868
-------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses               58,192       47,900
  Increase in liability for future
    policy benefits                               520        1,527
  Amortization of deferred policy
    acquisition costs                          14,931       14,334
  Other underwriting expenses                  13,303        9,367
  Interest on policyholders' accounts          11,619        9,655
-------------------------------------------------------------------
                                               98,565       82,783
-------------------------------------------------------------------
  Income before income taxes                    9,106        8,085
  Federal income tax                            2,012        1,687
-------------------------------------------------------------------
  Net income                               $    7,094   $    6,398
===================================================================
  Earnings available to common
    shareholders                           $    7,094   $    6,398
===================================================================
  Weighted average common shares
    outstanding                            10,036,853   10,078,294
===================================================================
  Basic and diluted earnings per common
    share                                  $     0.71   $     0.63
===================================================================
  Cash dividends declared per common
    share                                  $     0.18   $     0.17
===================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

---------------------------------------------------------------------------------
                                                                Nine months ended
                                                                  September 30,
                                                                2000         1999
---------------------------------------------------------------------------------
Revenues
    Net premiums earned                                   $  244,397   $  191,299
    Investment income, net                                    64,365       55,047
    Realized investment gains (losses) and other income         (916)       1,927
    Commission and policy fee income                           1,668        1,480
---------------------------------------------------------------------------------
                                                             309,514      249,753
---------------------------------------------------------------------------------
Benefits, Losses and Expenses
    Losses and settlement expenses                           173,163      141,120
    Increase in liability for future policy benefits           4,737        4,126
    Amortization of deferred policy acquisition costs         45,101       37,447
    Other underwriting expenses                               42,337       32,376
    Interest on policyholders' accounts                       31,684       24,796
---------------------------------------------------------------------------------
                                                             297,022      239,865
---------------------------------------------------------------------------------
    Income before income taxes                                12,492        9,888
    Federal income tax (benefit)                               1,067          (15)
---------------------------------------------------------------------------------
    Net Income                                            $   11,425   $    9,903
=================================================================================
    Earnings available to common shareholders             $   11,425   $    9,903
=================================================================================
    Weighted average common shares outstanding            10,051,086   10,083,729
=================================================================================
    Basic and diluted earnings per common share           $     1.14   $     0.98
=================================================================================
    Cash dividends declared per common share              $     0.53   $     0.51
=================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

=======================================================================
                                                  Nine months ended
                                                     September 30,
                                                   2000        1999
-----------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                      $ 11,425    $   9,903
-----------------------------------------------------------------------
Adjustments to reconcile net income to
net cash provided by operating activities
  Net bond discount accretion                       (269)        (197)
  Depreciation and amortization                    3,890        1,805
  Realized investment losses (gains)               1,173       (1,927)
  Changes in:
     Accrued investment income                      (982)        (791)
     Accounts receivable                         (20,553)      (7,130)
     Deferred policy acquisition costs            (6,886)     (16,153)
     Reinsurance receivables                     (12,805)        (847)
     Prepaid reinsurance premiums                    421        3,048
     Income taxes receivable                       1,169           --
     Other assets                                  1,037       (2,856)
     Future policy benefits and losses,
       claims and settlement expenses             22,042       18,390
     Unearned premiums                            20,342       10,277
     Accrued expenses and other
       liabilities                                 3,085       (2,893)
     Employee benefit obligations                    283        3,121
     Income taxes payable                            680           --
     Deferred income taxes                        (1,277)         281
     Other, net                                      444       10,343
-----------------------------------------------------------------------
  Total adjustments                            $  11,793    $  14,471
-----------------------------------------------------------------------
  Net cash provided by operating activities    $  23,218    $  24,374
-----------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-
    sale investments                           $  49,332    $  25,327
  Proceeds from call and maturity of held-
    to-maturity investments                       23,663       25,429
  Proceeds from call and maturity of
    available-for-sale investments                48,390       58,023
  Proceeds from sale of other investments         69,995       93,419
  Purchase of held-to-maturity
    investments                                   (3,332)      (1,662)
  Purchase of available-for-sale
    investments                                 (208,509)    (208,192)
  Purchase of other investments                  (68,170)     (75,810)
  Proceeds from sale of property and
    equipment                                        165          937
  Purchase of property and equipment              (1,824)        (795)
  Acquisition of property & casualty
    company, net of cash acquired                     --      (22,249)
-----------------------------------------------------------------------
  Net cash used in investing activities        $ (90,290)   $(105,573)
-----------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
    Deposits to investment and universal-
      life-type contracts                      $ 158,703    $ 139,264
    Withdrawals from investment and
      universal-life-type contracts              (76,683)     (49,614)
  Purchase and retirement of common stock           (421)        (481)
  Payment of cash dividends                       (5,328)      (6,854)
-----------------------------------------------------------------------
  Net cash provided by financing activities    $  76,271    $  82,315
-----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents      $   9,199    $   1,116
Cash and Cash Equivalents at Beginning of Year     9,749           --
-----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period     $  18,948    $   1,116
=======================================================================

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

 Certain amounts included in the financial statements for the previous year have been reclassified to conform with the financial statement presentation at September 30, 2000.

 For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes received for the nine-month periods ended September 30, 2000 and 1999 were $215,000 and $295,000, respectively. Through September 30, 2000, tax and interest payments received in connection with the settlement of a Federal income tax Revenue Agent Review were $1,160,000 and $889,000, respectively. Interest payments received in connection with the Revenue Agent Review are $257,000 in excess of the related amount accrued at December 31, 1999. There were no significant payments of interest through September 30, 2000 and 1999, other than interest credited to policyholders' accounts.

Note 2.  Investments

 A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of September 30, 2000 is as follows.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------
September 30, 2000                                                           Gross             Gross
                                                            Amortized      Unrealized        Unrealized          Fair
Type of Investment                                            Cost        Appreciation      Depreciation        Value
-----------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
         Collateralized mortgage obligations                $ 15,094       $      13          $   452          $ 14,655
         Mortgage-backed securities                            8,152             459                2             8,609
         All others                                            1,830             234                -             2,064
      States, municipalities and political subdivisions      169,778           5,380              864           174,294
      Foreign                                                  3,026               8                8             3,026
      Public utilities                                        19,456             114              183            19,387
      Corporate bonds
         Collateralized mortgage obligations                  13,340             161              213            13,288
         All other corporate bonds                            60,350             679              579            60,450
-----------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                      $291,026       $   7,048          $ 2,301          $295,773
=======================================================================================================================
Available-for-sale
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
         Collateralized mortgage obligations                $ 29,872       $    50            $   564          $ 29,358
         Mortgage-backed securities                            5,743            36                162             5,617
         All others                                           39,381           235                451            39,165
      States, municipalities & political subdivisions         78,297           323              2,535            76,085
      Foreign                                                 35,571            92              2,220            33,443
      Public utilities                                       145,837         1,531              3,270           144,098
      Corporate bonds
         Collateralized mortgage obligations                  50,092           969                575            50,486
         All other corporate bonds                           523,970         3,070             27,853           499,187
-----------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                   $908,763       $ 6,306            $37,630          $877,439
-----------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
      Public utilities                                      $  8,867       $10,533            $   144          $ 19,256
      Banks, trust and insurance companies                    11,101        38,677                298            49,480
      All other common stocks                                 19,536        29,697              2,159            47,074
   Nonredeemable preferred stocks                                934             -                150               784
-----------------------------------------------------------------------------------------------------------------------
Total equity securities                                     $ 40,438       $78,907            $ 2,751          $116,594
-----------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                    $949,201       $85,213            $40,381          $994,033
=======================================================================================================================
Other long-term investments                                 $  2,491       $     -            $ 1,179          $ 11,312
=======================================================================================================================

     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at September 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

====================================================================
                                      (Dollars in Thousands)
--------------------------------------------------------------------
September 30, 2000             Held-to-maturity   Available-for-sale
--------------------------------------------------------------------
                              Amortized    Fair    Amortized  Fair
                                 Cost      Value     Cost     Value
--------------------------------------------------------------------
Due in one year or less       $ 13,867   $ 13,958 $ 16,171 $ 16,224
Due after one year through
  five years                    55,434     56,017  309,826  303,278
Due after five years through
  ten years                     69,748     71,608  324,598  310,001
Due after ten years            115,391    117,639  172,462  162,474
Mortgage-backed securities       8,152      8,609    5,743    5,617
Collateralized mortgage
  obligations                   28,434     27,942   79,963   79,845
--------------------------------------------------------------------
                              $291,026   $295,773 $908,763 $877,439
====================================================================

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

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which is effective for all fiscal quarters beginning after June 15, 2000 due to the Company's early adoption of SFAS No. 133. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Because the Company has limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes, the impact of adopting SFAS No. 138 did not have a material effect on the Company's Consolidated Financial Statements.

  Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 did not have any effect on the Company's Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Effective for the fiscal year ending December 31, 2000, the Company is required to adopt Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". Management assessed the impact that adoption of SAB No. 101 will have on the Company's Consolidated Financial Statements as of September 30, 2000 and has concluded that the adoption of SAB No. 101 will not have any effect on the Company's Consolidated Financial Statements.

  Effective July 1, 2000, the Company adopted FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Including Stock Compensation (an Interpretation of Accounting Principles Board ("APB") Opinion No.
25)". FIN No. 44 clarifies the application of APB Opinion No. 25 for only certain issues, such as (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 had no impact on the Company's Consolidated Financial Statements.

Note 4.  Segment Information

  The Company has two reportable business segments in its operations, property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business.
All offices target a similar customer base and market the same products using the same marketing strategies and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 1999 Form 10-K. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

====================================================================
                                      (Dollars in Thousands)
--------------------------------------------------------------------
                             Property and
                               Casualty         Life
                              Insurance       Insurance       Total
---------------------------------------------------------------------
September 30, 2000
---------------------------------------------------------------------
Revenues                      $248,461        $ 61,314     $  309,775
Intersegment eliminations         (103)           (158)          (261)
Total revenues                $248,358        $ 61,156     $  309,514
Net income                    $  8,027        $  3,398     $   11,425
Assets                        $690,815        $915,604     $1,606,419

September 30, 1999
---------------------------------------------------------------------
Revenues                      $191,708        $ 58,225     $  249,933
Intersegment eliminations         (103)            (77)          (180)
Total revenues                $191,605        $ 58,148     $  249,753
Net income                    $  3,152        $  6,751     $    9,903
Assets                        $667,145        $801,699     $1,468,844
=====================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Derivative Instruments

   The Company writes covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At September 30, 2000 the Company had $40,000 of open covered call options. In assessing the impact of any embedded derivative instruments, the Company has elected to apply SFAS No. 133 only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by the Company after December 31, 1997. The Company has analyzed its financial instruments and contracts in accordance with SFAS No. 133 and determined there is no material effect on the Company's Consolidated Financial Statements. As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The cumulative effect of the impact on the Company's Consolidated Financial Statements due to the reclassification of $246,623,000 of fixed-income securities from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

Note 6. Comprehensive Income (Loss)

   Comprehensive income (loss) was $15,367,000 and $(4,632,000) for the nine months ended September 30, 2000 and 1999, respectively. Comprehensive income
(loss) was $15,575,000 and $(2,938,000) for the three months ended September 30, 2000 and 1999, respectively.

Note 7. Leases

   Beginning July 31, 2000, the Company began leasing mainframe equipment and software, which is located solely at its Cedar Rapids location. This is a three-year noncancellable operating lease with monthly rental expense of approximately $100,000.

Note 8. Acquisition

   In August 1999, the Company acquired American Indemnity Financial Corporation as a wholly owned subsidiary. American Indemnity Financial Corporation is a Galveston, Texas, based holding company that is made up of the following regional property and casualty insurance companies: American Indemnity Company, American Fire and Indemnity Company, Texas General Indemnity Company, and American Indemnity Lloyds. The nine-month and three-month amounts for the period ended September 30, 2000 include the results of American Indemnity Financial Corporation. The nine-month and three-month amounts for the period ended September 30, 1999 include two months of results of American Indemnity Financial Corporation. The following table presents the unaudited pro forma results of operations for the three-month and nine-month periods ended September 30, 1999, had the acquisition occurred on January 1, 1999.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              ------------------------------------------------------------
                              (Dollars in Thousands Except Per Share Data)
              ------------------------------------------------------------
                                   Three months ended    Nine months ended
                                   September 30, 1999   September 30, 1999
                                        Unaudited            Unaudited
              ------------------------------------------------------------
              Revenues                        $95,916             $287,111
              Net income                        4,930                6,267
              Earnings per share                 0.49                 0.62
              ------------------------------------------------------------

   The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are such operating results necessarily indicative of future operating results.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
November 3, 2000

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

RESULTS OF OPERATIONS

   For the nine months ended September 30, 2000, net income, including realized investment losses and other income, was $11,425,000 or $1.14 per share, compared to $9,903,000 or $.98 per share for the first nine months of 1999. The largest catastrophe in 2000 was a hailstorm in the New Orleans area occurring January
22 - 24. Through September 30, this storm caused approximately $3,737,000 in net incurred losses (after tax) and resulted in a reduction to net income of $.37 per share.

   For the three months ended September 30, 2000, net income, including realized investment losses and other income, was $7,094,000 or $.71 per share compared to $6,398,000 or $.63 per share for the same period in 1999. The nine-month and three-month 2000 amounts include the results of American Indemnity Financial Corporation, which the Company purchased in August 1999. The nine-month and three-month 1999 amounts include two months of results of American Indemnity Financial Corporation.

Property and casualty insurance segment

   The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. For the nine months ended September 30, 2000, the property and casualty segment recorded net income of $8,027,000, compared to net income of $3,152,000 through September 30, 1999. Contributing to the improved results was an increase in premiums earned of $53,341,000 or 31 percent. A portion of this premium growth has been the result of the purchase of the American Indemnity companies, which occurred during August 1999. Losses and loss adjustment expenses incurred increased $31,781,000 or 24 percent. Losses and expenses relating to catastrophes totaled $12,854,000 or $1.28 per share (after tax) for the first nine months of 2000, compared to $8,267,000, or $.82 per share (after tax) for the first nine months of 1999. The combined ratio (net losses and net loss adjustment expenses incurred divided by net premiums earned, plus other underwriting expenses incurred divided by net premiums written) through September, 2000 improved to 104 percent compared to 110 percent through September, 1999. The combined ratio, calculated without the effect of the catastrophes, was 95 percent and 102 percent for the first nine months of 2000, and 1999, respectively.

   For the three months ended September 30, 2000 and 1999, the property and casualty segment recorded net income of $7,138,000 and $4,085,000, respectively. Premiums earned increased by $16,277,000 or 26 percent. The after-tax net incurred losses and expenses for catastrophes was $1,545,000, or $.15 per share for the third quarter of 2000, compared to $2,083,000, or $.21 per share for the third quarter of 1999. The combined ratio for the quarter improved to 98 percent compared to 102 percent for the third quarter of 1999. The combined ratio, calculated without the effect of the catastrophes, was 95 percent, and 97 percent, for the three months ended September 30, 2000 and 1999, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   During the second quarter of 2000, the Company made the decision to not renew many of its assumed reinsurance property and casualty contracts, effective after June 30, 2000. A small portion of this business expired on July 1, 2000, and the bulk of it will not be renewed on January 1, 2001. Agreements will continue with a very limited number of brokers. The Company intends to provide an orderly run-off of those contracts not renewed.


Life insurance segment

   The life insurance segment reported net income of $3,398,000 through the first nine months of 2000, compared to $6,751,000 for the same period of 1999. Premiums earned were flat between the two years. Though the life segment is writing an increasing amount of annuity business, reported premium revenue does not reflect annuity deposits. Revenues for annuities consist of policy surrender charges and investment income earned. Expenses incurred by the life segment increased by $8,296,000, or 17 percent when comparing the first nine months of 2000 and 1999. Of that increase, $6,888,000 is attributable to expenses related to interest credited to policyholder account balances. In addition, death claims were higher through the third quarter of 2000, when compared to the same period in 1999. Death claims, below expectations in 1999, are returning to normal levels. During the third quarter of 2000, the Company recorded a permanent write-down on two fixed maturity securities, which contributed to the life segment's realized investment losses of $2,301,000 (net of tax). This write-down was largely responsible for the net loss of $44,000 recorded by the life segment for the three months ended September 30, 2000. For the third quarter of 1999, the net income was $2,313,000.


Investment results

   Investment results are included in the net income figures reported above in the property and casualty and life insurance segments. Through September 30, 2000, the Company reported net investment income of $64,365,000 ,compared to $55,047,000 for the first nine months of 1999. For the third quarters of 2000 and 1999, net investment income was $22,089,000 and $19,272,000, respectively. A majority of the Company's investment income originates from interest on fixed income securities. The remaining investment revenue is derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in the Company's home office. The Company recorded net realized investment losses of $916,000 through September 30, 2000, compared to net realized investment gains of $1,927,000 through September 30, 1999. Realized gains recorded on several bonds in the second quarter were more than offset by a permanent write-down on two fixed maturity securities which occurred in the third quarter.


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

   The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has investments in collateralized mortgage obligations. These securities account for 9 percent of the fixed-income portfolio at September 30, 2000, compared to 12 percent as of December 31, 1999.

Other assets

   Deferred acquisition costs ("DAC") constitute the Company's second largest asset, after investments, and represent underwriting and acquisition expenses associated with writing insurance policies. These expenses are capitalized and are amortized over the life of the policies written to attain a matching of revenue to expenses. The Company's life segment had an increase in deferred acquisition costs of $3,387,000 or 5 percent. Deferred acquisition costs of the property and casualty segment increased in 2000 by $3,499,000 or 17 percent. For both segments, the nine-month growth in premiums and annuity business, and the related expenses contributed to the growth in DAC.

   Accounts receivable consist of amounts due from property and casualty insurance agents and brokers for premiums written, less commissions paid. These receivables increased by 40 percent, or $20,553,000, over December 31, 1999. Growth in premiums written in the property and casualty segment has resulted in the increased accounts receivable balance. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

Liabilities

   The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment. The liability increased by $86,937,000, or 12 percent, between September 30, 2000 and December 31, 1999. Future policy benefits are increased immediately by the full premiums paid by policyholders for annuity products and most universal life products. Because the annuity business is continuing to grow, the associated future policy benefits have grown proportionately. Direct and assumed loss and loss adjustment expense reserves established for property and casualty claims have increased by $17,125,000, or 5 percent from December 31, 1999.

   Covered call options, which the Company occasionally writes, are recorded as liabilities. The options, when written, are utilized to generate additional portfolio income. At September 30, 2000, the Company had $40,000 of open covered call options. At December 31, 1999, there were no open covered call options.

Stockholders' equity

   The Company's stockholders' equity increased by $9,615,000, or 4 percent. Net income of $11,425,000 increased equity, as did net unrealized appreciation of $3,939,000. Significant decreases to equity included $5,328,000 of declared dividends and $421,000 due to the repurchase of 24,265 shares of the Company's common stock.

Cash flow and liquidity

   Most of the cash the Company receives is generated from insurance premiums paid by policyholders and from investment income. Premiums are invested in assets maturing at regular intervals in order to meet the Company's

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $23,218,000 through September 30, 2000 compared to $24,374,000 through the third quarter of 1999. Operating cash flows continue to be ample to meet obligations to policyholders.

     Short-term investments, composed of money market accounts and fixed-income securities, are available for the Company's short-term cash needs. In addition, the Company maintains a $20 million line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate less one percent. There is no loan balance outstanding as of September 30, 2000.


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


UNITED FIRE & CASUALTY COMPANY
----------------------------------------
(Registrant)


November 3, 2000
----------------------------------------
(Date)


John A. Rife
----------------------------------------
John A. Rife
President, Chief Executive Officer


K.G. Baker
----------------------------------------
K.G. Baker
Vice President, Chief Financial Officer
and Principal Accounting Officer