Form 10-K405
period 2000-12-31
UNITED FIRE & CASUALTY CO
filed 2001-04-02
CIK 101199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
- --- of 1934 for the fiscal year ended December 31, 2000

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934 for the transition period from            to
                                               ----------
    Commission File Number 2-39621

                        UNITED FIRE & CASUALTY COMPANY
            (Exact name of registrant as specified in its charter)

               Iowa                                        42-0644327
- ----------------------------------------       ---------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)

       118 Second Avenue, S.E.
         Cedar Rapids, Iowa                                52407-3909
- ----------------------------------------        --------------------------------
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

  As of March 1, 2001, 10,035,819 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2001, was approximately $91,181,583.

                    Documents Incorporated by Reference:

  Portions of the annual stockholders report for the year ended December 31, 2000, are incorporated by reference into Part II.

                          FORM 10-K TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I:
        Item 1.              Business                                                         1

        Item 2.              Properties                                                       8

        Item 3.              Legal Proceedings                                                8

        Item 4.              Submission of Matters to a Vote of Security Holders              8

PART II:

        Item 5.              Market for Registrant's Common Equity and Related
                             Stockholder Matters                                              8

        Item 6.              Selected Financial Data                                          8

        Item 7.              Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                              8

        Item 7a.             Quantitative and Qualitative Disclosures About Market Risk       8

        Item 8.              Financial Statements and Supplementary Data                      8

        Item 9.              Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                             15

PART III:

        Item 10.             Directors and Executive Officers of the Registrant              15

        Item 11.             Executive Compensation                                          17

        Item 12.             Security Ownership of Certain Beneficial Owners and
                             Management                                                      21

        Item 13.             Certain Relationships and Related Transactions                  21

PART IV:

        Item 14.             Exhibits, Financial Statement Schedules, and Reports on
                             Form 8-K                                                        22

        Signatures                                                                           23

PART I.
ITEM 1. BUSINESS
GENERAL DESCRIPTION

  "United Fire" or "the Company" refers to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries, as the context requires. The Company is engaged in the business of writing property, casualty and life insurance. The Company is an Iowa corporation incorporated in January 1946. Its principal executive office is located at 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Telephone: 319-399-5700.

  The Company's property and casualty segment includes the following companies, all of which are wholly owned by United Fire: Addison Insurance Company, an Illinois property and casualty insurer, Lafayette Insurance Company, a Louisiana property and casualty insurer, and American Indemnity Financial Corporation, a Delaware holding company.

  Addison Insurance Company is the sole owner of Addison Insurance Agency, an Illinois general agency.

  Lafayette Insurance Company is the sole owner of Insurance Brokers & Managers, Inc., a Louisiana general agency.

  American Indemnity Financial Corporation owns in excess of 99.9 percent of American Indemnity Company, a Texas property and casualty insurer. American Indemnity Company has three wholly owned subsidiaries, Texas General Indemnity Company, a Colorado property and casualty insurer, American Fire and Indemnity Company, a Texas property and casualty insurer, and American Computing Company, a non-insurer utilized for inter-company equipment financing. United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by the Company.

  The Company's life insurance segment subsidiary is United Life Insurance Company ("United Life"), a wholly owned Iowa life insurance company.

  A table reflecting premiums, operating results and assets attributable to the Company's segments is included in Note 11 of the Notes to Consolidated Financial Statements. As of December 31, 2000, the Company and its subsidiaries employed 737 full-time employees.

MARKETING

  The Company markets its products principally through the following five regional locations:

1) Cedar Rapids, Iowa - 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, IA 52407-3909 (which also serves as the Company's home office)
2) Westminster, Colorado - 7301 N. Federal, Suite 302, P.O. Box 850, Westminster, CO 80030-4919
3) Lincoln, Nebraska - 1314 O Street, Suite 500, P.O. Box 82540, Lincoln, NE
   68501
4) New Orleans, Louisiana - 2626 Canal Street, P.O. Box 53265, New Orleans, LA 70153-3265
5) Galveston, Texas - 2115 Winnie, P.O. Box 1259, Galveston, TX 77550

  The Company is licensed as a property and casualty insurer in 40 states, primarily in the Midwest, West and South. Approximately 2,124 independent agencies represent the Company and its property and casualty subsidiaries. The life insurance subsidiary is licensed in 24 states, primarily Midwestern and Western, and is represented by approximately 1,280 independent agencies.

  The regional offices of the Company are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. Also, home office staff technicians and specialists provide support to the subsidiaries, regional offices and independent agencies. The Company uses management reports to monitor subsidiary and regional offices for overall results and conformity to Company policy.

  The Company competes in the United States property and casualty insurance market with more than 3,500 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because the Company relies heavily on independent agencies, it utilizes a profit-sharing plan as an incentive to place high-quality property and casualty business with the Company. For 2000, property and casualty agencies will receive profit-sharing commissions of an estimated $8,767,000. To compete in the service arena, the Company has an agency interface system for utilization by its agency force allowing on-line application and acceptance of risks - a system which has greatly reduced processing time for both the Company and its agents. In addition, the Company's web-site allows for on-line quotes and billing inquiry.

  The life segment also operates in a highly competitive industry. The Company encounters significant competition in all lines of business from other life insurance companies and from other providers of financial services. The life segment utilizes competitive commission rates and other sales inducements to attract and maintain its relationship with independent agencies.

In 2000, direct premium writings on a statutory basis by state were as follows.


- --------------------------------------------------------------------------------------
                                         (Dollars in Thousands)
- --------------------------------------------------------------------------------------
                                                            Life, Accident and
                         Property and                    Health Insurance Segment,
                  Casualty Insurance Segment                Including Annuities
- --------------------------------------------------------------------------------------
                                    Percent                                Percent
                     Amount         of Total             Amount            of Total
Alabama            $  3,780            1.2%             $      -                   - %
Arkansas              6,056            1.9                    12                   -
California            5,119            1.6                     -                   -
Colorado             21,610            6.7                 5,127                 2.7
Florida               6,046            1.9                     7                   -
Idaho                 2,621            0.8                     -                   -
Illinois             23,424            7.3                15,618                 8.1
Indiana               2,616            0.8                     -                   -
Iowa                 44,533           13.8                94,150                48.7
Kansas               14,308            4.4                 3,207                 1.7
Louisiana            41,934           13.0                    94                   -
Minnesota            18,338            5.7                15,584                 8.1
Mississippi          10,037            3.1                    44                   -
Missouri             27,564            8.6                 4,301                 2.2
Nebraska             16,863            5.2                13,131                 6.8
New Mexico            1,121            0.3                     -                   -
North Dakota          3,722            1.2                 9,466                 4.9
South Dakota          9,692            3.0                 4,116                 2.1
Texas                40,596           12.6                 3,608                 1.9
Utah                  2,662            0.8                     -                   -
Wisconsin            11,613            3.6                15,414                 8.0
Wyoming               3,575            1.1                   440                 0.2
Other                 4,448            1.4                 8,856                 4.6
- --------------------------------------------------------------------------------------
                   $322,278          100.0%             $193,175               100.0 %
======================================================================================

PRODUCTS
PROPERTY AND CASUALTY INSURANCE SEGMENT

  The Company writes both personal and commercial lines of insurance. Personal lines are composed mostly of automobile and homeowners, but also include recreational vehicles, watercraft, dwelling fire and umbrella policies. The majority of commercial insurance consists of business packages, which include property, liability, inland marine, commercial automobile, workers' compensation and umbrella. The Company also writes fidelity and surety bonds. Specialty policies written include the Commercial Uni-Saver; TRADE-PRO for Contractors; GARAGE-PRO; Blanket Mortgage; and some forms of Errors and Omissions insurance.

  The following table sets forth statutory property and casualty net premiums earned, net losses incurred (excluding net loss adjustment expenses) and the loss ratio (ratio of net losses incurred to net premiums earned), by lines of insurance written, for the three years ended December 31, 2000, 1999 and 1998.

- ----------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------
Years Ended December 31                        2000                       1999                      1998
- ----------------------------------------------------------------------------------------------------------
Fire and allied lines (1)
 Net premiums earned                       $ 96,894                   $ 76,557                  $ 69,977
 Net losses incurred                         60,076                     40,176                    51,418
 Loss ratio                                    62.0%                      52.5%                     73.5%
- ----------------------------------------------------------------------------------------------------------
Automobile
 Net premiums earned                       $ 85,323                   $ 64,558                  $ 54,042
 Net losses incurred                         53,412                     44,824                    37,828
 Loss ratio                                    62.6%                      69.4%                     70.0%
- ----------------------------------------------------------------------------------------------------------
Other liability
 Net premiums earned                       $ 57,720                   $ 38,922                  $ 31,804
 Net losses incurred                         18,667                     17,266                    12,400
 Loss ratio                                    32.3%                      44.4%                     39.0%
- ----------------------------------------------------------------------------------------------------------
Workers' compensation
 Net premiums earned                       $ 25,858                   $ 20,524                  $ 20,797
 Net losses incurred                         12,567                     15,119                    16,275
 Loss ratio                                    48.6%                      73.7%                     78.3%
- ----------------------------------------------------------------------------------------------------------
Fidelity and surety
 Net premiums earned                       $ 18,087                   $ 18,129                  $ 17,669
 Net losses incurred                          2,138                        387                     1,748
 Loss ratio                                    11.8%                       2.1%                      9.9%
- ----------------------------------------------------------------------------------------------------------
Reinsurance
 Net premiums earned                       $ 22,539                   $ 27,739                  $ 25,708
 Net losses incurred                         36,547                     34,003                    24,647
 Loss ratio                                   162.2%                     122.6%                     95.9%
- ----------------------------------------------------------------------------------------------------------
Other
 Net premiums earned                       $    850                   $    625                  $    533
 Net losses incurred                            712                         66                         8
 Loss ratio                                    83.8%                      10.6%                      1.5%
- ----------------------------------------------------------------------------------------------------------
Total property and casualty
 Net premiums earned                       $307,271                   $247,054                  $220,550
 Net losses incurred                        184,119                    151,841                   144,324
 Loss ratio                                    59.9%                      61.5%                     65.4%
==========================================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

  The combined ratios below, which relate to property and casualty insurance, are the sum of the following: the loss ratio, calculated by dividing net losses incurred by net premiums earned; the loss adjustment expense ratio, calculated by dividing net loss adjustment expenses incurred by net premiums earned; and the underwriting expense ratio, calculated by dividing underwriting expenses incurred by net premiums written. The ratios in the table below have been prepared on both a statutory basis and a generally accepted accounting principles ("GAAP") basis. Generally, if the combined ratio is below 100 percent, there is an underwriting profit; if it is above 100 percent, there is an underwriting loss.

                           STATUTORY COMBINED RATIOS

[A bar graph displaying statutory combined ratios for the company as compared with the Insurance Industry from 1996 to 2000 appears here.] Statutory Combined Ratios

                       Company       Industry
            1996         104.4          105.8
            1997          98.0          101.6
            1998         114.8          105.6
            1999         109.0          107.8
            2000         105.9          110.3

================================================================================================================
                                                                  (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------
                                                     Statutory                              GAAP
- ----------------------------------------------------------------------------------------------------------------
Years Ended December 31                     2000        1999        1998        2000        1999        1998
- ----------------------------------------------------------------------------------------------------------------
Net premiums written                      $325,052    $254,214    $221,002    $325,052    $254,214    $221,002
Net premiums earned                        307,271     247,054     220,550     307,271     247,054     220,550
- ----------------------------------------------------------------------------------------------------------------
Loss and loss adjustment expense ratio        74.2%       75.6%       81.9%       73.6%       75.1%       81.2%
Underwriting expense ratio                    31.7        33.4        32.9        31.7        34.1        34.0
- ----------------------------------------------------------------------------------------------------------------
Combined ratio                               105.9%      109.0%      114.8%      105.3%      109.2%      115.2%
- ----------------------------------------------------------------------------------------------------------------
Underwriting loss                             (5.9)%      (9.0)%     (14.8)%      (5.3)%      (9.2)%     (15.2)%
================================================================================================================

LIFE INSURANCE SEGMENT

  United Life underwrites and markets single-premium whole life insurance, term life and universal life insurance, annuities, credit life insurance and individual disability income products. While United Life's lead annuity product is a single-premium deferred annuity, it also offers flexible premium annuities. The credit life insurance business involves the sale of credit life and credit accident and health products, working in conjunction to satisfy the need for debt protection in the event of disability and/or death. United Life also offers an individual disability income rider that is attached to the ordinary life insurance products.

  Total life insurance in force, before reinsurance, is $3,930,948,000 as of December 31, 2000. Universal life insurance represents 47 percent of insurance in force at December 31, 2000, compared to 49 percent at December 31, 1999. The following table presents information on United Life net premiums earned for the last three years on a GAAP basis.

======================================================================================================================
                                                                      (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------------
                                                        Percent                    Percent                    Percent
Years Ended December 31                        2000    of total           1999    of total           1998    of total
- ----------------------------------------------------------------------------------------------------------------------
 Universal life                             $ 9,016        34.3%       $ 8,696        33.3%       $10,524        41.6%
 Ordinary life (other than universal)         4,753        18.1          5,199        19.9          4,917        19.4
 Accident and health                          5,341        20.3          5,271        20.2          4,398        17.4
 Annuities                                    2,422         9.2          2,264         8.7          1,613         6.4
 Credit life                                  4,537        17.2          4,493        17.2          3,694        14.6
 Group accident and health                      235         0.9            177         0.7            149         0.6
- ----------------------------------------------------------------------------------------------------------------------
 TOTAL NET PREMIUMS EARNED                  $26,304       100.0%       $26,100       100.0%       $25,295       100.0%
======================================================================================================================

CONSOLIDATED NET PREMIUMS WRITTEN

The following table shows the statutory consolidated net premiums written and annuity deposits during the last three years by major category.

- ----------------------------------------------------------------------------------------------
                                                         (Dollars in
                                                         Thousands)
- ----------------------------------------------------------------------------------------------
                                           Percent               Percent              Percent
Years Ended December 31          2000     of total     1999     of total     1998     of total
- ----------------------------------------------------------------------------------------------
Fire and allied lines (1)      $103,385     20.0%    $ 77,270     18.1%    $ 69,606     18.5%
Automobile                       89,925     17.4       65,730     15.4       54,902     14.6
Other liability                  62,313     12.1       43,433     10.2       31,738      8.4
Workers' compensation            27,855      5.4       21,735      5.1       20,332      5.4
Fidelity and surety              19,365      3.7       18,395      4.3       17,839      4.7
Reinsurance                      21,244      4.1       26,944      6.3       26,052      6.9
Other Property and Casualty         965      0.2          707      0.2          533      0.1
Life and accident and health     26,427      5.1       27,293      6.3       34,961      9.5
Annuity deposits                165,181     32.0      145,810     34.1      119,717     31.9
- ----------------------------------------------------------------------------------------------
                               $516,660    100.0%    $427,317    100.0%    $375,680    100.0%
==============================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

REINSURANCE

Property and casualty insurance segment

     The Company has acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. The bulk of the business assumed is property reinsurance with the emphasis on catastrophe covers. During the second quarter of 2000, the Company decided to significantly reduce its writings in assumed reinsurance business. A small portion of the business expired on July 1, 2000, and the bulk of the business expired on December 31, 2000. Contracts will be renewed with a very limited number of brokers to continue writing assumed reinsurance business. The Company will continue to have exposure related to the assumed reinsurance contracts that were previously written.

     The Company follows the industry practice of reinsuring a portion of its direct and assumed reinsurance exposure and cedes to reinsurers a portion of the premium received. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses such as hurricanes and tornadoes. Such catastrophe protection is purchased on both direct and assumed business. The Company uses many reinsurers, both domestic and foreign. There are no concentrations of credit risk associated with reinsurance. Principal reinsurers include Employers Reinsurance Corporation, AXA Reassurance, Continental Casualty Company and Partner Reinsurance Company of the U.S.

     The limits on risks retained by the Company's property and casualty segment vary by line of business, and risks in excess of the retention limits are reinsured. For the property lines of business, the retention is $1,000,000.

     The following table presents the casualty business retention levels.

- ----------------------------------------------------------------
Accident Years                                Casualty Retention
- ----------------------------------------------------------------
1983 and prior                                    $  225,000
1984 through 1986                                    300,000
1987 through 1991                                    500,000
1992 through 1994                                    750,000
1995 and later                                     1,000,000
================================================================

     The ceding of reinsurance does not legally discharge the Company from primary liability under its policies, and the Company must pay the loss if the reinsurer fails to meet its obligation. The Company monitors the financial condition of its reinsurers. At December 31, 2000 and 1999, there are no uncollectable reinsurance balances that would result in a material impact on the Company's financial statements. In accordance with GAAP and industry practice, the Company accounts for insurance written and losses incurred net of reinsurance ceded.

     The table on the following page sets forth the statutory aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 2000, 1999 and 1998.

- ---------------------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
- ---------------------------------------------------------------------------------------------
                                         Percent               Percent               Percent
Years ended December 31         2000     of total     1999     of total     1998     of total
- ---------------------------------------------------------------------------------------------
Fire and allied lines (1)     $116,429     35.8%    $ 87,594     34.5%    $ 81,229     36.8%
Automobile                      90,747     27.9       69,557     27.4       56,452     25.5
Other liability                 65,801     20.2       48,157     18.9       35,010     15.8
Workers' compensation           28,385      8.7       22,192      8.7       20,736      9.4
Fidelity and surety             20,776      6.4       19,751      7.8       19,000      8.6
Reinsurance assumed             24,179      7.4       29,950     11.8       28,979     13.1
Other                            1,483      0.5        1,044      0.4          800      0.4
- ---------------------------------------------------------------------------------------------
Aggregate direct and assumed
  premiums written            $347,800    106.9%    $278,245    109.5%    $242,206    109.6%
Reinsurance ceded               22,748      6.9       24,031      9.5       21,204      9.6
- ---------------------------------------------------------------------------------------------
Net premiums written          $325,052    100.0%    $254,214    100.0%    $221,002    100.0%
=============================================================================================

(1) "Fire and allied lines" includes farmowners, homeowners, commercial multiple peril and inland marine.

Life insurance segment

     United Life reinsures a portion of its exposure and cedes to reinsurers a portion of the premium received on the policies reinsured. United Life enters into reinsurance agreements to reduce the net liability on individual risks to predetermined limits. United Life retains $200,000 per insured and reinsures the excess.

     The ceding of reinsurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligation. The Company monitors the financial condition of its reinsurers. At December 31, 2000 and 1999, there are no uncollectable reinsurance balances that would result in a material impact on the Company's financial statements. United Life follows the GAAP and industry practice of accounting for insurance written and losses incurred net of reinsurance ceded. United Life's primary reinsurance companies are ERC Reinsurance Company, RGA Reinsurance Company and Business Men's Assurance Company of America. These companies insure both life and disability risks.

RESERVES

Property and casualty insurance segment

     Applicable insurance laws require the Company's property and casualty segment to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses.

     The Company's property and casualty segment establishes reserves for reported losses one of two ways. For some classes of claims under $5,000 reserves are set based upon a schedule, determined by averaging claims paid over a 13-month period. All other reserves are established on an individual case basis. These reserves are based upon policy provisions, accident facts, injury or damage exposure, trends in the legal system, and other factors. The amount of reserves for unreported losses is determined for each line of insurance by using the probable number and nature of losses arising from occurrences on the basis of historical and statistical information. Once reserves have been established, they are closely monitored and adjusted as needed.

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

     The table on the following page presents a development of net loss and loss adjustment expense reserve liabilities and payments for the years 1991 through 2000. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at December 31, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second half of the table displays cumulative losses paid and loss adjustment expenses paid for each of the years indicated on a GAAP basis.

- --------------------------------------------------------------------------------------------------------------------------
                                                             Years Ended December 31
- --------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
- --------------------------------------------------------------------------------------------------------------------------
                         1991       1992      1993      1994      1995      1996      1997      1998     1999      2000
Liability for Unpaid
Losses and LAE         $123,219   $158,825  $170,798  $180,653  $188,700  $209,876  $218,912  $243,006  $310,637  $320,506
Liability re-
estimated as of:
 One year later         128,042    154,572   153,691   160,776   159,571   176,332   192,297   213,047   273,706
 Two years later        125,888    148,507   142,572   172,546   145,486   169,348   185,700   233,325
 Three years later      124,428    144,159   158,312   164,133   142,877   164,030   198,298
 Four years later       122,384    134,309   155,313   161,961   140,639   172,366
 Five years later       118,568    132,075   154,849   162,424   147,412
 Six years later        117,648    132,747   157,005   169,472
 Seven years later      119,123    135,559   161,898
 Eight years later      122,230    140,038
 Nine years later       126,953
- --------------------------------------------------------------------------------------------------------------------------
Redundancy
(Deficiency)           $ (3,734)  $ 18,787  $  8,900  $ 11,181  $ 41,288  $ 37,510  $ 20,614  $  9,681  $ 36,931
==========================================================================================================================
Cumulative amount of
liability paid through:
 One year later        $ 44,694   $ 54,291  $ 51,550  $ 80,246  $ 56,618  $ 61,694  $ 62,988  $ 71,251  $ 97,021
 Two years later         69,296     84,074   102,637   109,281    83,071    93,599    97,142   123,965
 Three years later       87,052     96,976   119,349   123,469    97,763   110,531   122,818
 Four years later        95,059    107,420   127,333   132,414   106,770   122,413
 Five years later        99,483    112,360   133,531   137,597   112,456
 Six years later        102,677    116,929   137,295   141,524
 Seven years later      105,907    119,657   140,127
 Eight years later      108,287    121,861
 Nine years later       110,248
- --------------------------------------------------------------------------------------------------------------------------

LIFE INSURANCE SEGMENT

     United Life's reserves meet, or exceed, the minimum statutory Iowa Insurance Law requirements. These reserves are developed and analyzed by independent consulting actuaries. The reserves reflected in the Company's Consolidated Financial Statements are calculated in accordance with GAAP. These reserves are determined based upon the Company's best estimates of mortality and morbidity, persistency, expenses and investment income. Statutory reserves are determined based upon mortality rates and interest rates specified by state law.

INVESTMENTS

     The Company must comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. The Company determines the mix of its investment portfolio based upon these state laws, liquidity needs, tax position, and general market conditions. The Company must also consider the timing of when liability obligations are due. Modifications are made to the investment portfolio as the conditions listed above change. Invested assets relating to the property and casualty segment are invested to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. Assets relating to the life insurance segment are invested to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities. Substantially, all bond purchases in 2000 were taxable bonds rather than municipal bonds, due to the more attractive yields offered by taxable bonds.


Investment results for the years indicated are summarized in the following table.

- ---------------------------------------------------------------------------------------
                                             (Dollars in Thousands)
- ---------------------------------------------------------------------------------------

                                                                       Annualized Yield
Years Ended                         Average           Investment             on Average
December 31              Invested Assets (1)     Income, Net (2)        Invested Assets
- ---------------------------------------------------------------------------------------
  2000                            $1,316,906             $86,867                   6.6%
  1999                             1,157,414              75,317                   6.5
  1998                             1,040,008              67,928                   6.5
=======================================================================================

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

     Lafayette Insurance Company owns one building in New Orleans, Louisiana, which serves as its home office. The building consists of two floors of office space and a floor of parking.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference to the information included in the "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" section of the 2000 annual report to stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference to the information included in the "SELECTED FINANCIAL DATA" section of the 2000 annual report to stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference to the information included in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section of the 2000 annual report to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference to the information included in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section of the 2000 annual report to stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference to the information included on pages 24 through 45 of the 2000 annual report to stockholders.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have audited the accompanying consolidated balance sheets of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the supplementary schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company and its subsidiaries changed their method of accounting for derivative instruments and hedging activities.

Our audit was made for the purpose of forming an opinion on the basic financial statements of the Company taken as a whole. The supplementary schedules (Schedule II - Valuation and Qualifying Accounts, Schedule III - Supplementary Insurance Information, Schedule IV - Reinsurance, and Schedule VI - Supplemental Information Concerning Property and Casualty Insurance Operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
February 15, 2001

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules

 II - Valuation and Qualifying Accounts                                      11

III - Supplementary Insurance Information                                    12

 IV - Reinsurance                                                            13

 VI - Supplemental Information Concerning Property and Casualty Insurance
      Operations                                                             14

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

- -----------------------------------------------------------------------------------------------------------
     A                      B                           C                        D                E
- -----------------------------------------------------------------------------------------------------------
                       Balance at       Charged to
  Descrip-            beginning of      costs and         Charged to                        Balance at end
   tion                  period          expenses       other accounts      Deductions        of period
- -----------------------------------------------------------------------------------------------------------
 2000
 Allowance
 for bad
 debts                      $  899         $  274             $     -       $    -             $    1,173

 Deferred
 tax asset
 valuation
 allowance                  15,139              -                   -        3,769 (2)             11,370

 Restructuring
 liability                 972,000              -                   -      972,000                      -

 1999
 Allowance
 for bad
 debts                         731            168                   -            -                    899

 Deferred
 tax asset
 valuation
 allowance                       -              -              15,139 (1)        -                 15,139

 Restructuring
 liability                       -        972,000 (4)               -            -                972,000

 1998
 Allowance
 for bad
 debts                       1,030              -                   -          299 (3)                731
- -----------------------------------------------------------------------------------------------------------

(1) Recorded in connection with purchase of American Indemnity Financial Corporation.
(2) Primarily attributable to the utilization of deferred tax assets related to the Company's investment in American Indemnity Financial Corporation.
(3) Reversal of allowance due to subsequent collections.
(4) A liability for employee termination benefits and future contractual lease payments related to abandoned facilities in connection with the purchase of American Indemnity Financial Corporation.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

========================================================================================================================
                                                               (Dollars in Thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                              Future
                                              Policy
                                             Benefits,                                                       Benefits,
                                Deferred      Losses,                            Realized                     Claims,
                                  Policy      Claims                  Earned    Investment       Net        Losses and
                               Acquisition   and Loss     Unearned    Premium    Gains and    Investment    Settlement
                                  Costs      Expenses     Premiums    Revenue    (Losses)       Income       Expenses
- ------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 2000


Property and casualty            $23,385    $  358,032    $150,453    $307,271    $ 2,927      $25,536       $226,168

Life, accident and health(1)      75,014       822,158      14,759      26,094     (4,752)      61,331         16,880
- ------------------------------------------------------------------------------------------------------------------------
Total                            $98,399    $1,180,190    $165,212    $333,365    $(1,825)     $86,867       $243,048
========================================================================================================================

===============================================================================
                                           (Dollars in Thousands)
- -------------------------------------------------------------------------------
                               Amortization
                               of Deferred    Other      Interest on
                                  Policy      Under-       Policy-
                               Acquisition   writing      holders'    Premiums
                                  Costs      Expenses     Accounts    Written
- -------------------------------------------------------------------------------
Year Ended
December 31, 2000


Property and casualty            $48,080    $   54,784    $      -    $325,052

Life, accident and health(1)      10,314         4,594      42,410      25,010

- -------------------------------------------------------------------------------
Total                            $58,394    $   59,378    $ 42,410    $350,062
===============================================================================

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

========================================================================================================================
                                                               (Dollars in Thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                              Future
                                              Policy
                                             Benefits,                                                       Benefits,
                                Deferred      Losses,                            Realized                     Claims,
                                  Policy      Claims                  Earned    Investment       Net        Losses and
                               Acquisition   and Loss     Unearned    Premium    Gains and    Investment    Settlement
                                  Costs      Expenses     Premiums    Revenue    (Losses)       Income       Expenses
- ------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1999


Property and casualty            $20,533    $  338,243    $132,846    $247,054    $ 2,444      $23,477       $185,643

Life, accident and health(1)      69,541       701,350      15,626      25,997        492       51,840         16,805
- ------------------------------------------------------------------------------------------------------------------------
Total                            $90,074    $1,039,593    $148,472    $273,051    $ 2,936      $75,317       $202,448
========================================================================================================================

===============================================================================
                                           (Dollars in Thousands)
- -------------------------------------------------------------------------------
                               Amortization
                               of Deferred    Other      Interest on
                                  Policy      Under-       Policy-
                               Acquisition   writing      holders'    Premiums
                                  Costs      Expenses     Accounts    Written
- -------------------------------------------------------------------------------
Year Ended
December 31, 1999


Property and casualty segment    $39,998    $   46,559    $      -    $254,214

Life, accident and health(1)       9,865         4,842      32,286      25,359
- -------------------------------------------------------------------------------
Total                            $49,863    $   51,401    $ 32,286    $279,573
===============================================================================

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

========================================================================================================================
                                                               (Dollars in Thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                              Future
                                              Policy
                                             Benefits,                                                       Benefits,
                                Deferred      Losses,                            Realized                     Claims,
                                  Policy      Claims                  Earned    Investment       Net        Losses and
                               Acquisition   and Loss     Unearned    Premium    Gains and    Investment    Settlement
                                  Costs      Expenses     Premiums    Revenue    (Losses)       Income       Expenses
- ------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1998


Property and casualty segment    $16,339    $  251,117    $100,080    $220,550    $20,981      $23,157       $179,089

Life, accident and health(1)      51,253       575,189      16,338      25,177      1,815       44,771         16,006
- ------------------------------------------------------------------------------------------------------------------------
Total                            $67,592    $  826,306    $116,418    $245,727    $22,796      $67,928       $195,095
========================================================================================================================

===============================================================================
                                           (Dollars in Thousands)
- -------------------------------------------------------------------------------
                               Amortization
                               of Deferred    Other      Interest on
                                  Policy      Under-       Policy-
                               Acquisition   writing      holders'    Premiums
                                  Costs      Expenses     Accounts    Written
- -------------------------------------------------------------------------------
Year Ended
December 31, 1998


Property and casualty segment    $39,001    $   36,084    $      -    $221,002

Life, accident and health(1)       8,891         4,231      26,568      31,927

- -------------------------------------------------------------------------------
Total                            $47,892    $   40,315    $ 26,568    $252,929
===============================================================================

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2000 financial statement presentation.

SCHEDULE IV. REINSURANCE

- ---------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
- ---------------------------------------------------------------------------------------------
                                                                                   Percentage
                                              Ceded to     Assumed                 of Amount
                                   Gross        Other     From Other     Net       Assumed to
                                   Amount     Companies   Companies     Amount     Net Earned
- ---------------------------------------------------------------------------------------------
Year ended December 31, 2000

Life insurance in force          $3,930,948   $422,577     $     -    $3,508,371

Premiums earned:
Property and casualty            $  303,378   $ 27,765     $31,658    $  307,271     10.30%
Life insurance                       21,899      1,071           -        20,828
Accident and health insurance         5,410        144           -         5,266
- ---------------------------------------------------------------------------------------------
Total                            $  330,687   $ 28,980     $31,658    $  333,365      9.50%
=============================================================================================

Year Ended December 31, 1999

Life insurance in force          $3,839,897   $396,382     $     -    $3,443,515

Premiums earned:
Property and casualty            $  239,971   $ 27,206     $34,289    $  247,054     13.88%
Life insurance                       22,080      1,316           -        20,764
Accident and health insurance         5,408        175           -         5,233
- ---------------------------------------------------------------------------------------------
Total                            $  267,459   $ 28,697     $34,289    $  273,051     12.56%
=============================================================================================

Year Ended December 31, 1998

Life insurance in force          $3,672,130   $358,022     $     -    $3,314,108

Premiums earned:
Property and casualty            $  209,328   $ 22,349     $33,571    $  220,550     15.22%
Life insurance                       21,856        959           -        20,897
Accident and health insurance         4,414        134           -         4,280
- ---------------------------------------------------------------------------------------------
Total                            $  235,598   $ 23,442     $33,571    $  245,727     13.66%
=============================================================================================

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2000 financial statement presentation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS


=================================================================================================================
                                                             (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------
                                                 Reserves
                                                for Unpaid
Affiliation with Registrant:    Deferred        claims and
Company and                      Policy           Claim                                  Realized         Net
consolidated property and      Acquisition      Adjustment     Unearned      Earned     Investment     Investment
casualty subsidiaries             Costs          Expenses      Premiums     Premiums      Gains          Income
- -----------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 2000                 $23,385        $358,032      $150,453     $307,271       $2,927       $25,536
=================================================================================================================
Year Ended
December 31, 1999                 $20,533        $338,243      $132,846     $247,054       $2,444       $23,477
=================================================================================================================
Year Ended
December 31, 1998                 $16,339        $251,117      $100,080     $220,550      $20,981       $23,157
=================================================================================================================


=================================================================================================================
                                                           (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------
                                              Claims and Claim
                                             Adjustment Expenses
                                             Incurred Related to      Amortization
Affiliation with Registrant:                 -------------------      of Deferred    Paid Claims
Company and                                    (1)           (2)         Policy      and Claim
consolidated property and                    Current        Prior     Acquisition    Adjustment     Premiums
casualty subsidiaries                          Year         Years        Costs       Expenses       Written
- ------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 2000                            $264,891    $(36,931)     $48,080         $218,091     $325,052
============================================================================================================
Year Ended
December 31, 1999                            $211,575    $(25,135)     $39,998         $170,470     $254,214
============================================================================================================
Year Ended
December 31, 1998                            $206,603    $(26,615)     $39,001         $155,894     $221,002
============================================================================================================

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2000 financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company (Age), Present Position,                 Served as
  Business Experience                                             Director Since

Scott McIntyre Jr. (67), Chairman of the Board,                      1956
United Fire & Casualty Company
Mr. McIntyre has been employed by the Company since 1954. Mr. McIntyre's term as a director of the Company expires in May 2002.

Christopher R. Drahozal ( 39), Professor,                            1997
University of Kansas, Lawrence, Kansas
Professor of Law at the University of Kansas, where he has been teaching since 1994. Mr. Drahozal was in private practice in Washington, D.C., 10-91/4-94. Mr. Drahozal is the son-in-law of Scott McIntyre Jr., Chairman, United Fire & Casualty Company. Mr. Drahozal's term as director of the Company expires in May 2003.

Jack B. Evans (52), President,                                       1995
Hall-Perrine Foundation, Cedar Rapids, Iowa
Mr. Evans has been President of the Hall-Perrine Foundation, Cedar Rapids, Iowa, since January 1, 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to 1996. Mr. Evans' term as director of the Company expires in May 2003.

Kyle D. Skogman (50), President, Skogman Construction Co. of Iowa    2000
Mr. Skogman is President of Skogman Construction Co. of Iowa and has served in that capacity since 1990. Mr. Skogman was appointed to fill an unexpired board term in December 2000. Mr. Skogman's term as director of the Company expires in May 2001.

Casey D. Mahon (49), Adjunct Professor of Law, University of Iowa,   1993
Iowa City, Iowa
Adjunct Professor of Law at the University of Iowa. Employed as Senior Vice President & General Counsel of McLeodUSA, Inc. from 6/93 until she retired 2/1/98. Ms. Mahon's term as a director of the Company expires in May 2002.

Leonard J. Marshall (71), Retired                                    1988
Mr. Marshall, who was employed by General Accident Insurance Company of Philadelphia, Pennsylvania, from 1-83/10-91, retired in October 1991. Mr. Marshall's term as a director of the Company expires in May 2002.

Thomas K. Marshall (67), Retired                                     1983
Mr. Marshall, who was Vice President-Development of Grinnell College, Grinnell, Iowa, from 1982 to August 31, 1992, is retired. Mr. Marshall's term as director of the Company expires in May 2003.

George D. Milligan (44), President,                                  1999
The Graham Group, Inc., Des Moines, Iowa
Mr. Milligan has been the President of The Graham Group, Inc. since March 1985. Prior to that Mr. Milligan was Merchandising Manager for Continental Grain Co., New York, New York from October 1979 to March 1985. Mr. Milligan's term as director of the Company expires in May 2003.

Mary K. Quass (50), President & CEO, Quass Communications,           1998
Cedar Rapids, Iowa
Ms. Quass held the position of President and Chief Executive Officer of Quass Broadcasting Company from 1988 to 1998. In January 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications, Inc. In July 1999, Central Star Communications, Inc. merged with AM-FM, Inc. Ms. Quass's term as a director of the Company expires in May 2001.

John A. Rife (58), President & CEO United Fire & Casualty Company,   1988
United Life Insurance Company
Mr. Rife started with the Company in September 1976. He became Prsesident of United Life Insurance Company in December 1984, in May 1997 he was appointed President of the Company, in May 2000 he was appointed as Chief Executive Officer of the Company, and in August 1999 he was named President of the American Indemnity Companies. Mr. Rife's term as director of the Company expires in May 2001.

Byron G. Riley (70), Attorney, Bradley & Riley, P.C.,                1983
Cedar Rapids, Iowa
Mr. Riley is an attorney with the law firm of Bradley & Riley, P.C., Cedar Rapids, Iowa, and has practiced law with that law firm since September 1981. Mr. Riley's term as a director of the Company expires in May 2002.

Executive Officers of the Company:

Name (Age)                      Office Held
Scott McIntyre Jr. (67)         Chairman of the Board since 1980, Director since
                                1956

John A. Rife (58)               Chief Executive Officer, United Fire & Casualty
                                Company since May 2000; President of United Fire
                                & Casualty Company since May 1997; President of
                                United Life Insurance Company since 1984

Richard B. Swain (43)           Senior Vice President since February 1999; Vice
                                President Underwriting at Hastings Mutual Ins.
                                Company, Hastings, Michigan, from May 1998 to
                                February 1999; employed by the Company as Vice
                                President, Lincoln Regional Office, from
                                October 1993 to May 1998

Kent G. Baker (57)              Vice President and Chief Financial Officer since
                                1984

John R. Cruise (59)             Vice President, Reinsurance, since 1986

E. Dean Fick (56)               Vice President, Claims, since 1991

Shona Frese (56)                Corporate Secretary since December 1996;
                                employed by the Company since 1966

David L. Hellen (48)            Resident Vice President, Denver regional office,
                                since 1987

Wilburn J. Hollis (60)          Vice President, Human Resources, since June
                                1996; Director of Human Resources at Norwest
                                Financial in Des Moines, Iowa, from 1989 to 1996

E. Addison Hulit (61)           Vice President since May 1995; employed by the
                                Company since 1993

Robert B. Kenward (58)          Vice President, Information Services, since 1992

Kevin L. Kubik (46)             Vice President and Chief Investment Officer
                                since June 1997; employed by Van Kampen
                                American Capital Investment Advisory Inc. from
                                1989 to 1997

David A. Lange (43)             Corporate Secretary since February 1997;
                                Fidelity and Surety Claim Manager since 1987

Dianne M. Lyons (37)            Controller since November 1999; employed by the
                                Company as Accounting Manager and Financial
                                Accountant since 1983.

James A. Mason (53)             Resident Vice President since February 2000;
                                Branch Manager, Reliance Insurance Company, New
                                Orleans, from January 1999 to January 2000;
                                Regional President, Southern Region, from 1995
                                to 1998 and Vice President / General Manager
                                from 1992 to 1994, St. Paul Insurance Company,
                                Dallas Texas

Galen E. Underwood (60)         Treasurer since 1979

Stanley A. Wiebold (56)         Vice President, Underwriting, since 1986

Michael T. Wilkins (37)         Resident Vice President since 1998; employed by
                                the Company since 1985

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

     Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to the Company's pension plan for the named individuals. The pension plan is a noncontributory plan, which is integrated with social security. All employees of the Company are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with the Company. In 1995 through October, 1996, the normal retirement pension payable under the plan was based on the employee's highest annual earnings for five (5) consecutive years of employment, and provided a benefit of 1.25 percent of monthly compensation times years of benefit service with a maximum of 32 years. Effective November 1, 1996, the pension plan was amended. The normal retirement benefit was changed from 1.25 percent of average monthly compensation, times years of benefit service, to 1.25 percent of average monthly compensation, plus 0.5 percent of average monthly compensation in excess of the covered compensation limit, all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 59-1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years or more of service.

The pension plan owned 101,029 shares of the Company common stock as of December 31, 2000, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund, maintained by United Life Insurance Company, is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

     In 1983, the Company adopted the United Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and meeting hourly requirements with the Company. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in cash, which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 2000, 1999 and 1998, the Trustee owned 127,386, 123,733 and 120,333 shares of Company stock, respectively. The Company made contributions to the plan of $50,000, $60,000, and 1,050,000 in 2000, 1999 and 1998 respectively.

     On August 21, 1998, the Company adopted a nonqualified employee stock option plan, which authorizes the issuance of up to 500,000 shares of the Company's common stock to employees. The granting of the options will help to attract and retain the best available persons for positions of substantial responsibility and will provide certain employees with an additional incentive to contribute to the success of the Company and its subsidiaries. As of December 31, 2000, 16,771 options had been granted under the plan.

The following table summarizes the compensation of the Company's Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) for the last three years.

SUMMARY COMPENSATION TABLE





                                Annual Compensation                   Options
Name and Principal Position    Year    Salary           Bonus         Granted
- -----------------------------------------------------------------------------
Scott McIntyre, Jr. (7)        2000    $290,000(1)      $      (2)       5,000
Chairman, United Fire &
  Casualty Co.                 1999    $290,000(1)      $     -(2)           -
                               1998    $290,000(1)      $     -(2)           -

- ------------------------------------------------------------------------------

John A. Rife (7)               2000    $233,333(1)(5)   $      (2)       5,000
President/CEO, United Fire &
  Casualty Co.                 1999    $210,000(1)      $    - (4)       1,181
President, United Life
  Insurance Company            1998    $190,000(3)      $ 3,032(4)           -
President,
  American Indemnity Companies

- ------------------------------------------------------------------------------

E. Dean Fick                   2000    $147,750         $      (4)(6)        -
Vice President-Claims,         1999    $141,750         $ 7,088(4)           -
  United Fire &
  Casualty Company             1998    $135,000         $     -(4)           -

- ------------------------------------------------------------------------------

Kevin L. Kubik                 2000    $133,500         $      (4)(6)        -
Vice President-Chief
  Investment Officer,          1999    $125,000         $ 9,375(4)         500
  United Fire &
  Casualty Company             1998    $113,500         $ 3,513(4)           -

- ------------------------------------------------------------------------------

E. Addison Hulit               2000    $121,500         $ 5,775(4)(6)        -
Vice President,
  United Fire &
  Casualty Co.                 1999    $115,500               -(4)         500
  President,
  Addison Insurance Company    1998    $110,000          18,700(4)           -

- ------------------------------------------------------------------------------


Footnotes to summary compensation table:

(1) Recommended by the Compensation Committee and approved by the Board of Directors in February of each year.

(2) Bonus, if any, determined at the regular meeting of the Directors in February of each year based on recommendation of the Compensation Committee and prior year performance.

(3)  Determined by the Chairman based on annual review in December of each year.

(4) Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.

(5)  Compensation from 1/1/00-5/31/00 of $210,000 and from 6/1/00-12/31/00 of
     $250,000; reflecting mid-year promotion and raise.

(6)  Calculated and paid in April 2001.

(7)  Director and Officer of United Fire & Casualty Company.

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

Aggregate Option Exercises in 2000 and Year-End Values

- -------------------------------------------------------------------------------------------------------------
                                                       Number of Securities         (1) Value of Unexercised
                                                           Underlying                         In-the-
                    Number of shares     Value          Unexercised Options                Money Options
                      Acquired on      Realized         at December 31, 2000           at December 31, 2000
Name                    Exercise                   Exercisable   Unexercisable     Exercisable   Unexercisable
- --------------------------------------------------------------------------------------------------------------
Scott McIntyre Jr.         0              0             0             5,000              0               NA
John A. Rife               0              0             0             6,181              0               NA
E. Dean Fick               0              0             0                 0              0               NA
Kevin L. Kubik             0              0             0               500              0               NA
E. Addison Hulit           0              0             0               500              0               NA
- --------------------------------------------------------------------------------------------------------------
(1) None of the employee unexercised options are in-the-money.

Option Grants in 2000

- ------------------------------------------------------------------------------------------------------------------
                     Number of   % of Total                                         Potential Realizable Value
                     Securities    Options     Exercise                              At Assumed Annual Rates
                      Options    Granted to     Price         Expiration            Of Stock Appreciation for
                      Granted     Employees    $/Shares          Date                      Option Term
Name                                                                                  5%                 10%
- -------------------------------------------------------------------------------------------------------------------
Scott McIntyre Jr.    5,000         47%         $20.12        February, 2010        $63,267             $160,330
John A. Rife          5,000         47%         $20.12        February, 2010         63,267              160,330
E. Dean Fick              0          0%         $ 0.00                                   --                   --
Kevin L. Kubik            0          0%         $ 0.00                                   --                   --
E. Addison Hulit          0          0%         $ 0.00                                   --                   --
- -------------------------------------------------------------------------------------------------------------------


PENSION PLAN TABLE

- ------------------------------------------------------------------------------------------------------------------
                                                           Years of Service
- ------------------------------------------------------------------------------------------------------------------
Salary                       15                     20                 25                   30              35
- -------------------------------------------------------------------------------------------------------------------
100,000                   $23,618                $31,490             $39,363              $47,235        $55,108
110,000                    26,243                 34,990              43,738               52,485         61,233
135,000                    32,805                 43,740              54,675               65,610         76,545
150,000                    36,743                 48,990              61,238               73,485         85,733
170,000                    41,993                 55,990              69,988               83,985         97,983
- ---------------------------------------------------------------------------------------------------------------------

  The credited years of service on December 31, 2000, for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 24 years; Mr. Fick, 10 years; Mr. Kubik, 4 years; and Mr. Hulit, 7 years.

The pension plan provides a benefit of 1.25 percent of average annual earnings, plus 0.5 percent of average annual earnings in excess of Covered Compensation multiplied by years of service or 35 years, whichever is lesser. Earnings are limited to $170,000 for pension plan purposes by the IRS. This limit is adjusted with inflation based upon the CPI and is scheduled to remain the same for participants retiring before December 31, 2001. Bonuses paid to officers are not included in pensionable earnings.

  The 2000 Covered Compensation table was used for the calculations in the table above. Pension figures for Scott McIntyre Jr., Chairman, and John A. Rife, President, are based upon $170,000 of pensionable earnings.

  Benefit amounts in the Pension Plan Table are computed assuming payments are made on the normal life annuity basis. Benefits listed in the table are not subject to deduction for Social Security or other offset amounts.

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

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and S&P Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1995 and reinvestment of dividends.

TOTAL SHAREHOLDER RETURNS

                       [PERFORMANCE GRAPH APPEARS HERE]

                                             INDEXED RETURNS
                           ---------------------------------------------------
                            BASE
                           PERIOD                  YEARS ENDING
                           ------   ------------------------------------------
COMPANY / INDEX            DEC 95   DEC 96   DEC 97   Dec 98   DEC 99   DEC 00
- ------------------------   ------   ------   ------   ------   ------   ------
UNITED FIRE & CAS CO        100     128.14   163.62   126.62    87.61    79.40
S&P 500 INDEX               100     122.96   163.98   210.85   255.21   231.98
INSURANCE (PPTY-CAS)-500    100     121.51   176.76   164.47   122.60   190.95

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners.

The following table sets forth information as of March 1, 2001, with respect to ownership of the Company's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

- -----------------------------------------------------------------------------------------------------------
                                                                                    Amount and
                                                                                    Nature of      Percent
                                                                                    Beneficial       of
Name of Beneficial Owner                   Address of Beneficial Owner              Ownership     Class (1)
- -----------------------------------------------------------------------------------------------------------
Scott McIntyre Jr. (1)                     2222 1st Ave. NE, Apt. 1004              1,539,223       15.34%
                                           Cedar Rapids, Iowa 52402

Mildred R. McIntyre (1)                    Cottage Grove Place                      1,129,406       11.25
                                           2115 1st Ave. SE, Apt. 2217
                                           Cedar Rapids, Iowa 52402

General Accident Corporation of America    436 Walnut St.                           2,025,680       20.18
                                           Philadelphia, Pennsylvania 19105-1109

Susan M. Carlton (1)                       29 Pine Terrace                            355,241        3.54
                                           Orchard Park, New York 14127

Margaret Pless (1)                         3726 Bentley Dr.                           312,125        3.11
                                           Durham, North Carolina 27707
- -----------------------------------------------------------------------------------------------------------

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

(b)  Security ownership of management.

The following table sets forth information as of March 1, 2001, with respect to ownership of the Company's $3.33 1/3 par value common stock by management. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

- -------------------------------------------------------------------------------
                                             Amount and Nature of    Percent Of
Name of Beneficial Owner                     Beneficial Ownership     Class (1)
- -------------------------------------------------------------------------------
Scott McIntyre Jr. (1)                            1,539,223            15.34%
Kyle D. Skogman                                         500                -
Byron G. Riley, Jr.                                   3,306             0.03
George D. Milligan                                      200                -
Thomas K. Marshall                                    2,346             0.02
Leonard J. Marshall                                   1,000             0.01
Casey D. Mahon                                        2,000             0.02
Jack B. Evans                                         6,134             0.06
John A. Rife                                          2,184             0.02
Christopher R. Drahozal                             115,394             1.15
Mary K. Quass                                           600              .01
Kevin L. Kubik                                        3,000              .03
E. Dean Fick                                          1,000              .01
E. Addison Hulit                                        255                -
36 officers and directors as a group              1,689,342            16.83
- -------------------------------------------------------------------------------

(1) Included in the number of shares owned by Scott McIntyre Jr., are 121,500 shares held in the name of J. Scott McIntyre, Trustee of the Mildred Reynolds McIntyre Trust, 225,000 shares held in the name of Scott McIntyre Jr., or successor, Dee Ann McIntyre Trust, 25,312 shares held in the name of Scott McIntyre Jr., Irrevocable Trust and 50,035 shares held by the McIntyre Foundation.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a) 1. and 2.  Financial Statements and Supplementary Data                    8

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

               13 The following portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, which are incorporated herein by reference:

                     13.1 Market For Registrant's Common Equity and Related Stockholder Matters, page 22.

                     13.2  Selected Financial Data, page 4.

                     13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 8 to 14.

                     13.4 Quantitative and Qualitative Disclosures about Market risk, pages 11 to 13.

                     13.5 Financial Statements and Supplementary Data, pages 24 to 41.

               21    Subsidiaries of the registrant.                         24

               23    Consent of Arthur Andersen LLP, independent auditors    25

               28    Information from reports furnished to State
                     Insurance Regulatory Authorities. This information
                     will be filed by paper.                                 26


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED FIRE & CASUALTY COMPANY

                               By   /s/ John A. Rife
                                 ----------------------------------
                                 John A. Rife, President, Director

                               Date  2/16/01
                                   --------------------------------

                               By  /s/ Kent G. Baker
                                 ----------------------------------
                                 Kent G. Baker, Vice-President, Principal
                                 Accounting Officer and Chief Financial Officer

                               Date  2/16/01
                                   --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Scott McIntyre Jr.                   By   /s/ Kyle D. Skogman
  --------------------------------            ---------------------------------
Scott McIntyre Jr., Chairman and Director   Kyle D. Skogman, Director

Date   2/16/01                              Date   2/16/01
    -----------------------------               ------------------------------

By /s/ George D. Milligan                   By   /s/ Casey D. Mahon
  --------------------------------            ---------------------------------
George D. Milligan, Director                Casey D. Mahon, Director

Date   2/16/01                              Date   2/16/01
    -----------------------------               ------------------------------

By /s/ Leonard J. Marshall                  By   /s/ Byron G. Riley
  -------------------------------             ---------------------------------
Leonard J. Marshall, Director               Byron G. Riley, Director

Date   2/16/01                              Date   2/16/01
    -----------------------------               ------------------------------

By /s/ Thomas K. Marshall                   By  /s/ Jack B. Evans
  -------------------------------             ---------------------------------
Thomas K. Marshall, Director                Jack B. Evans, Vice Chairman
                                                and Director
Date   2/16/01
    -----------------------------          Date   2/16/01
                                               ------------------------------
By /s/ Mary K. Quass
- --------------------------------
Mary K. Quass, Director

Date   2/16/01
    -------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2000, and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except for that which is incorporated from the annual stockholders report on this Form 10-K by reference.

2000 10-K REFERENCED

FINANCIAL INFORMATION

SELECTED FINANCIAL DATA

- ---------------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands Except Per Share Data)
- ---------------------------------------------------------------------------------------------------------------
Years Ended December 31                                2000         1999         1998         1997         1996
- ---------------------------------------------------------------------------------------------------------------
Total assets                                     $1,662,494   $1,467,716   $1,250,594   $1,157,922   $1,024,835

Operating revenues
  Net premiums earned                               333,365      273,051      245,727      244,939      234,797
  Investment income, net                             86,867       75,317       67,928       61,686       56,936
  Realized investment gains (losses) and other       (1,825)       2,936       22,796        2,676        6,726
  income
  Commission and policy fee income                    2,172        1,912        1,815        1,829        1,815

Net income                                           15,527       15,384       23,677       28,732       21,960

Basic and diluted earnings per common share            1.55         1.53         2.28         2.68         2.04

Cash dividends declared
per common share                                       0.71         0.68         0.67         0.63         0.60
===============================================================================================================

The selected financial data herein has been derived from the financial statements of the Company and its subsidiaries. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements and related notes."

[A bar graph displaying earnings per common share and dividends declared for the five years ended December 31, 2000 appears here.]

Earnings Per Common Share


            Earnings Per Common Share        Dividends Declared
1996                  2.04                          0.60
1997                  2.68                          0.63
1998                  2.28                          0.67
1999                  1.53                          0.68
2000                  1.55                          0.71

                                                                          ITEM 6

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on NASDAQ under the symbol UFCS. On March 1, 2001, there were 923 holders of record of the Company's common stock. The following table sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

  The Company's policy has been to pay quarterly cash dividends, and the Company intends to continue that policy. The table set forth below shows the quarterly dividends paid in 1999 and 2000. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. The Company has paid dividends every quarter since March 1968.

  State law permits the payment of dividends only from statutory accumulated earned profits arising from business. The Company's subsidiaries are also subject to state law restrictions on dividends. See Note 8 in the Notes to Consolidated Financial Statements.

========================================================================
                                                                Cash
                                            Share Price       Dividends
                                           High      Low      Declared
- ------------------------------------------------------------------------
2000
Quarter Ended
   March 31                               $23.31    $17.38      $0.17
   June 30                                 19.69     15.50       0.18
   September 30                            20.50     15.50       0.18
   December 31                             20.63     16.19       0.18

1999
Quarter Ended
   March 31                               $35.50    $25.50      $0.17
   June 30                                 26.88     22.25       0.17
   September 30                            26.50     22.19       0.17
   December 31                             23.38     19.25       0.17
========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: 1) the uncertainties of the loss reserving process; 2) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates; 3) the actual amount of new and renewal business; 4) the competitive environment in which the Company operates;
5) developments in global financial markets that could affect the Company's investment portfolio and financing plans; 6) estimates of the financial statement impact due to regulatory actions; 7) uncertainties relating to government and regulatory policies; 8) legal developments; 9) changing rates of inflation and other economic conditions; and 10) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings. The words "believe," "anticipate," "estimate," "expect," "intend," or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

  For the twelve months ended December 31, 2000, net income was $15,527,000 or $1.55 per share, compared to $15,384,000 or $1.53 per share for 1999. A hailstorm in New Orleans occurring January 23 contributed $3,829,000 of after-tax net losses to the 2000 results. Operating earnings (after-tax net income, excluding realized investment gains (losses) and other income) improved in 2000 to $16,713,000 or $1.67 per share (from $13,476,000 or $1.34 per share in the prior year), primarily as a result of increased premium revenue and a reduction of operating expenses due to the consolidation of certain company functions. However, realized investment gains (losses) and other income of $(1,186,000) on an after-tax basis, compared to realized investment gains and other income of $1,908,000 in 1999 on an after-tax basis, weakened net income for the year ended December 31, 2000.

  In August 1999, the Company acquired American Indemnity Financial Corporation ("American Indemnity"), a holding company that owns four property and casualty insurance companies. The year 2000 results presented in the Consolidated Statements of Operations and certain tables and charts within this report include twelve months of results of operations of American Indemnity. The 1999 results include five months of results of operations of American Indemnity. Results presented for years prior to 1999 have not been restated for the effect of the purchase.

Property and casualty insurance segment

  For the year 2000, the property and casualty segment recorded net income of $9,810,000, compared to net income of $6,062,000 for 1999. Despite the New Orleans hailstorm catastrophe, the Company's property and casualty results improved in 2000 in several lines of business. The loss ratio (net losses incurred divided by net premiums earned) decreased (showed improvement) in the following areas: automobile, other liability, and workers' compensation. In each of these lines of business, the 2000 loss ratio was lower than in 1999. Improvements in the Company's underwriting function and a decrease in the severity of claims has led to enhanced profitability in these lines.

  Three lines of business deteriorated in 2000, when compared to 1999:

  Fire and allied lines business was negatively impacted by the New Orleans hailstorm, with a loss ratio of 62 percent in 2000, compared to 52.5 percent in 1999.

  The fidelity and surety line of business had a loss ratio of 11.8 percent in 2000, compared to 2.1 percent percent in 1999. Despite this increase, the Company's results in the fidelity and surety line were considerably better than those to be reported for the fidelity and surety industry. The estimated loss ratio for fidelity and surety for the industry is 27.5 percent. The continued growth of construction projects, coupled with shortages in the construction labor market, have contributed to increased losses in these lines, both for the Company and for the industry as a whole.

  The reinsurance line of business has also deteriorated, with a loss ratio of
162.2 percent in 2000, compared to 122.6 percent in 1999. The bulk of the business assumed was property reinsurance with the emphasis on catastrophe covers. In response to the tighter margins in this particular line, the Company has decided to significantly reduce its writings in assumed reinsurance business. A small portion of the business expired on July 1, 2000, and the bulk of the business expired on December 31, 2000. Contracts will be renewed with a very limited number of brokers to continue writing assumed reinsurance business. The Company will continue to have exposure, primarily the catastrophe covers, related to the assumed reinsurance contracts that were previously written. Management believes that as of December 31, 2000, the loss reserves established for the assumed reinsurance business are adequate. The assumed reserves will be adjusted as additional facts become known.

  Net premiums (direct plus assumed reinsurance less ceded reinsurance) written by the property and casualty segment increased by $70,838,000 to $325,052,000 between 2000 and 1999, due to price increases, new and renewal business and twelve months of business from American Indemnity Company. Net premiums written increase in every line of business, with the exception of reinsurance. The largest dollar growth in net premiums written was reported in fire and allied lines, which increased from $77,270,000 in 1999 to $103,385,000 in 2000. The largest percentage growth was in other liability, with a 43 percent increase in net premiums written due in part to price firming in the commercial lines of business.

  Direct premiums written by the property and casualty segment increased $77,405,000 or 32 percent over 1999. The state of Iowa remains the segment's largest volume state, with direct premiums of $44,533,000. In 2000, Texas became our third state in terms of direct premium volume for the property and casualty segment, with direct premiums of $40,596,000, compared to $13,730,000 in 1999. Management expects continued growth in property and casualty premiums for 2001, due to price increases in the industry and less fierce competition. Should industry conditions change, with falling prices and increased competition (as has been the market situation for the past few years), the growth that management anticipates may not develop.

  To measure underwriting profitability, the property and casualty industry uses the combined ratio, which is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, plus other underwriting expenses incurred divided by net premiums written. Generally, if the combined ratio is below 100 percent, the Company experiences an underwriting profit; if it is above 100 percent an underwriting loss exists. In 2000, the segment's GAAP combined ratio was 105.3 percent, compared to 109.2 percent in 1999. The improvement resulted from the growth in premiums, a lower underwriting expense ratio, due in part to the consolidation of functions, and the closing of southern branch offices of the American Indemnity group of companies.

  Catastrophes, including the New Orleans hailstorm, negatively affected the combined ratio, adding eight percent to the ratio in 2000 and six percent in 1999, and resulted in after-tax net incurred losses and expenses of $15,778,000 or $1.57 per share in 2000, compared to $9,561,000 or $.95 per share in 1999.

Life insurance segment

  The life insurance segment reported net income of $5,717,000 for the year ended 2000, compared to $9,322,000 for the year ended 1999. During the third quarter of 2000, write-downs on two fixed maturity securities contributed significantly to the segments' realized investment gain (losses) and other income of $(3,089,000), net of tax. Net premiums earned by the life segment (after intercompany eliminations) in 2000 totaled $26,094,000, compared to $25,997,000 in 1999. On a statutory basis, annuity deposits increased to $165,181,000, compared to $145,810,000 in 1999. GAAP reported premium revenue does not reflect annuity deposits. GAAP revenues for annuities consist of policy surrender charges and investment income earned.

  The life segment's largest expenditure is interest credited to annuities and universal life policies. In 2000, two primary factors; growth in new and existing account balances and higher interest rates, contributed to the increase in interest credited of $42,410,000, which was a 31 percent increase from $32,286,000 in 1999.

Investment results

  The Company reported net investment income of $86,867,000 in 2000, compared to $75,317,000 in 1999 primarily as a result of growth in the Company's investment portfolio. Over 90 percent of the Company's investment income originated in 2000 from interest on fixed income securities (the portfolio balance grew by $124,761,000). The remaining investment revenue was derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in the Company's home office. The investment yield (investment income divided by average invested assets) was 6.6 percent in 2000 and 6.5 percent in 1999.

  The Company's realized investment gains (losses) and other income was $(1,825,000) in 2000, compared to $2,936,000 in 1999. Losses recognized on the sale of securities held by the American Indemnity group of companies, and two security write-downs were the major factors in the 2000 results. Included as other income is interest of $257,000 and $632,000, respectively, related to a refund in connection with a federal income tax Revenue Agent Review for previous tax years.

Federal income taxes

  The provision for Federal income taxes for the year ended 2000 and 1999 was $1,822,000 and $1,834,000, respectively. Pre-tax income was very similar between the two years, as were the components of Federal income tax expense. At December 31, 2000, the Company has $29,709,000 of net operating loss ("NOLs") carryforwards, the utilization of which is limited (pursuant to Section 382 of the Internal Revenue Code) and was generated by the purchase of American Indemnity Company in August, 1999. The NOL's will expire in various future years, beginning in 2001 through 2019. The Company has recorded a net deferred tax liability of $12,245,000 at December 31, 2000 and $7,430,000 at December 31, 1999. The deferred tax liability increased primarily due to net unrealized appreciation on investment securities. The Company has a valuation allowance of $11,370,000 as of December 31, 2000 related to American Indemnity NOLs. The valuation allowance recorded on the Company's deferred tax asset decreased $3,769,000 between years, due primarily to the utilization of NOL carryforwards. If the Company determines that the benefit of the American Indemnity NOLs can be realized in the future, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to goodwill.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  On August 10, 1999, the Company acquired American Indemnity Financial Corporation ("American Indemnity") as a wholly owned subsidiary for approximately $30,212,000 in cash in exchange for 1,962,410 shares of common stock. Common stockholders of American Indemnity received approximately $14.35 per share of common stock at the closing of the transaction and deferred consideration of up to $1.00 to be paid per share in August 2001, subject to adjustments relating to indemnities. An escrow account with a balance of $1,990,000 is included in the Company's consolidated balance sheets in other assets for payment of the deferred consideration.

  The transaction was accounted for using the purchase method of accounting. Loss reserve increases and the write-off of uncollectible balances were also made, which were not considered purchase accounting. These costs were recorded in operations in 1999. Management believes that all material one-time adjustments (other than purchase accounting) were identified and properly reflected in 1999 operations. A schedule summarizing the assets acquired and the liabilities assumed as of August 10, 1999, as well as proforma results of operations, can be found in Note 15 of the Notes to Consolidated Financial Statements.

  Results presented in the Consolidated Statements of Operations and certain tables and charts within this report include approximately five months of results of operations of American Indemnity in 1999 and 12 months of operation of American Indemnity in 2000. Amounts in years prior to 1999 have not been restated for the effect of the purchase.

Property and casualty insurance segment

  The property and casualty segment reported an increase in net premiums earned of $26,504,000 or 12 percent in 1999, when compared to 1998. The purchase of American Indemnity contributed $19,413,000 of the growth. Net premiums earned in each line of business increased, with the exception of workers' compensation, which decreased slightly between years. With the purchase of American Indemnity, and the resulting expansion into southern and southeastern states in 1999, management anticipated that property and casualty net premiums earned would increase into 2000.

  The property and casualty segment's largest expenditures are for losses and loss adjustment expenses. These costs increased by $6,554,000 in 1999, or 4.0 percent. Without the American Indemnity purchase, losses and expenses would have decreased by $8,032,000. Subsequent to the purchase of American Indemnity, the Company's management reviewed and increased that subsidiary's direct case loss reserves by approximately $10,000,000. This measure was necessary to raise American Indemnity's loss reserves to a level that was in accordance with the reserving philosophy of the Company.

  The Company had exposure to 23 catastrophes, in both 1999 and 1998. The catastrophes negatively impacted net income (net of tax) by $9,561,000 or $.95 per share in 1999, and $19,188,000 or $1.85 per share in 1998.

  All but three lines of business showed improvement in the loss ratio (lower loss ratios) in 1999, compared to 1998. The three lines that deteriorated were other liability, reinsurance and all other. Catastrophe activity negatively impacted the Company's reinsurance line of business. The loss ratio for net assumed reinsurance, which constitutes business assumed from other insurance companies, deteriorated to 122.6 percent in 1999, from 95.9 percent in 1998.

  In 1999, the segment's GAAP combined ratio was 109 percent, compared to 115 percent in 1998. The catastrophes discussed above added 6.0 percent to the combined ratio in 1999 and 11 percent in 1998.

Life insurance segment

  The life insurance segment reported net income after consolidating eliminations of $9,322,000 in 1999, compared to $10,614,000 in 1998. Investment income increased by $7,069,000 or 16 percent over 1998.

  The life segment's largest expenditure is interest credited to annuities and universal life policies. As new premiums and existing account balances increase, the interest credited to policies will grow proportionately. The interest credited to these two products during 1999 totaled $32,286,000, which was a 21 percent increase over 1998. Losses incurred, resulting primarily from death claims, is the second largest cost incurred by the life insurance segment. Losses incurred decreased slightly to $11,647,000 in 1999 compared to $12,299,000 in 1998.

Investment results

  The Company reported net investment income of $75,317,000 in 1999, compared to $67,928,000 in 1998. More than 90 percent of the Company's investment income originates from interest on fixed income securities. The remaining investment revenue is derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in the Company's home office. The investment yield (investment income divided by average invested assets) was 6.5 percent in 1999 and 1998.

  Realized gains were $2,936,000 in 1999, compared to $22,796,000 in 1998. During the second quarter of 1998, the Company took advantage of market conditions and sold some of its equity securities. The proceeds were used to purchase 625,000 shares of its common stock. The sales generated realized gains of $16,858,000, which contributed to the 1998 results.



FINANCIAL CONDITION
Investments

  The Company invests primarily in fixed-income and equity securities with the objective of maximizing after-tax investment income, matching assets to liabilities and maintaining liquidity. The Company maintains its portfolio in compliance with Company and state insurance department investment guidelines. At December 31, 2000, the

Company held investment grade securities (as defined by the National Association of Insurance Commissioners "NAIC" - Securities Valuation Office and having NAIC ratings of Class 1 or Class 2) with a carrying value of $1,117,080,000, representing 90 percent of total fixed maturity investments. Purchases of fixed maturity investments with credit ratings below investment grade are securities that the Company views as having the potential for upgrade in the future. The Company minimizes its risk associated with below-investment-grade securities by monitoring credit risk of the issuers and by spreading the exposure among various issuers.

  Fixed income securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed income securities and all of the Company's equity securities are classified as available-for-sale. The Company did not have trading securities at December 31, 2000, or at December 31, 1999. At December 31, 2000, $283,431,000 or 23 percent of the fixed maturity portfolio was classified as held-to-maturity, compared to $311,152,000 or 29 percent at December 31, 1999. The held-to-maturity securities are reported at amortized cost, while available-for-sale securities are reported at market value. Unrealized appreciation, net of tax of $37,051,000 from the Company's available-for-sale investments and other invested assets is reflected in a separate component of stockholders' equity. The increase in unrealized appreciation over 1999 resulted from a general improvement in market prices.

  Effective January 1, 1999, the Company reclassified a portion of its held-to-maturity investment portfolio to available-for-sale in conjunction with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Generally, reclassifications are allowed only in rare circumstances. However, given the new restrictions that SFAS No. 133 has on hedging interest rate risk for held-to-maturity securities, all companies adopting SFAS No. 133 were allowed to reassess their held-to-maturity portfolios without "tainting" the remaining securities classified as held-to-maturity. The reclassification from held-to-maturity to available-for-sale increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000, and increased other comprehensive income by approximately $6,013,000, net of deferred income taxes.

  At December 31, 2000, the Company's fixed maturity portfolio included collateralized mortgage obligations (CMO) of $101,596,000, or 8.0 percent of the fixed-income portfolio, compared to $126,232,000, or 12 percent, as of December 31, 1999. The decreases have been the result of sales and prepayments of CMOs in 2000 and 1999, which were subsequently replaced with corporate bonds.

Market risk

  The main objectives in managing the investment portfolios of the Company and its subsidiaries are to maximize after-tax investment income and total investment returns. Investment strategies are developed based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. Investment decisions are managed based on investment guidelines approved by Company management.

  The Company's investment portfolio is subject to market risk arising from the potential change in the value of the various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, foreign exchange risk, credit risk and equity price risk. The Company's primary market risk exposure is interest rate risk. Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. The Company also has limited exposure to equity price risk and foreign exchange risk.

  The active management of market risk is integral to the Company's operations. The potential changes in the value of the Company's investment portfolio due to the market risk factors noted above are analyzed within the overall context of asset and liability management. A technique used by the Company to aid in the management of its investment and reserve portfolios is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. A target duration is then established for the Company's investment portfolio so that the estimated cash inflows of the investment portfolio will match the estimated cash outflows of the reserve portfolio at any given point in time. The investment manager of the Company then structures the investment portfolio to meet the target duration to achieve the required cash inflow based on liquidity and market risk factors.

  Duration relates primarily to our life insurance segment because the long-term nature of its reserve liabilities increases the importance of projecting estimated cash inflows over an extended time frame. The Company's life segment had $634,551,000 in deferred annuity liabilities that are specifically allocated to fixed income securities. The management of the life segment investments concentrates primarily on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is done through the use of sensitivity analysis, which measures the price sensitivity of the fixed income securities to changes in interest rates. The alternative valuations of the investment portfolio given the various hypothetical interest rate changes utilized by the sensitivity analysis allow management to revalue the potential cash flow from the investment portfolio under varying market interest-rate scenarios. Duration can then be recalculated at the differing levels of projected cash inflows.

  Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed income investments held at December 31, 2000. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. Hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points (BP) were employed in the simulations. Additionally, based upon the yield curve shifts, estimates of prepayment speeds for the mortgage related products and likelihood of call or put options being exercised were employed in the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.39 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, this difference would be expected to narrow to .38 years. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather to illustrate the potential impact of an event.

                 TABLE 1--SENSITIVITY ANALYSIS (IN THOUSANDS)

Interest Rate Risk
      ASSET              -200 BP      -100 BP           BASE          +100 BP        +200 BP
- ----------------------------------------------------------------------------------------------

Estimated Fair Value
  of Fixed Maturities   $1,343,112   $1,285,665      $1,231,209      1,172,805      $1,114,365

Table 2 details the effect on fair value for a positive or negative 10 percent price change on the Company's common equity portfolio.

TABLE 2 (IN THOUSANDS)


Equity Price Risk
      Asset          -10%            Base            +10%
- ---------------------------------------------------------------
Common Stock        $100.19        $111,132         $122,245

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

  Foreign currency exchange rate risk arises from the possibility that changes in foreign currency exchange rates will affect the fair value of financial instruments. The Company has limited foreign currency exchange rate risk in its transactions with foreign reinsurers. This activity relates to the settlement of amounts due to or from foreign reinsurers in the normal course of business. Management considers this risk to be immaterial to the Company's operations.

  Equity price risk is the potential loss arising from changes in the fair value of equity securities. The Company's exposure to this risk relates to its equity securities portfolio and covered call options that have been written at various times. Covered call options have been written at various times to generate additional portfolio income. The market risk associated with the Company's covered call options is minimized, as the covered call options are written on common stocks that are held in the portfolio and that are "out of the money" (written above the stock's market value at time of contract). If the market price of this underlying common stock were to decline, it would be unusual for the option to be exercised since this exercise price would be higher than the market price. At December 31, 2000, there were no open covered call options.

OTHER ASSETS

  Commissions and other costs of underwriting insurance, which vary with and are primarily related to the production of business, have been deferred and capitalized to the extent recoverable. The resulting asset is referred to as deferred acquisition costs (DAC), and constitutes the Company's second largest asset, after investments. The DAC asset is amortized over the life of the insurance policies written, to attain a matching of revenue to expenses. The Company's life segment had an increase in deferred acquisition costs of $5,473,000, or 8.0 percent, to $75,014,000, due principally to its growth in statutory premium volume. Deferred acquisition costs of the property and casualty segment increased in 2000 by $2,852,000, or 14 percent, to $23,385,000, also attributable to an increase in premium volume.

  Accounts receivable are amounts due from property and casualty insurance agents and brokers for premiums written, less commissions paid. These receivables increased by 25 percent or $12,651,000, from $51,304,000 to $63,955,000 between 2000 and 1999. The increase in property and casualty writings accounted for the growth in this asset. An allowance for doubtful accounts of $1,173,000 has been established at December 31, 2000, compared to $899,000 at December 31, 1999. The Company did not experience difficulties in collecting balances from its agents in 2000 or 1999.

  The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).


Liabilities

  The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment, and is established to provide for the payment of policy benefits that are to be paid in the future. With respect to annuity and most universal life products, the Company records a liability equal to the amount of the premiums paid by policyholders, less insurance charges and expense loads, plus interest credited to the policy. As deposits from annuities and universal life products have grown, future policy benefits have grown. The liability increased by $120,808,000, or 17 percent, to $822,158,000 between December 31, 1999 and 2000.

  Claims and settlement expenses, which relate to the property and casualty segment, also increased in 2000. Direct and assumed reserves established for losses and expenses have increased by $19,789,000, or 6.0 percent, to $358,032,000 from 1999 to 2000.

  Accrued expenses and other liabilities have increased from $22,043,000 at December 31, 1999, to $34,303,000 at December 31, 2000, due primarily to the inclusion of a net negative cash balance of $9,307,000. Positive cash balances have been netted against checks issued for claims that have not yet cleared the banking system. Short-term investments are available for the Company's cash needs - see following section "Cash flow and liquidity".

  Deferred income taxes have increased by $4,815,000 to $12,245,000, due in large part to growth in unrealized appreciation of $17,944,000. Federal income taxes on the net unrealized appreciation are deferred until such time that the securities are sold.

  The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has, at times, written covered call options to generate additional portfolio income. There were no open covered call options at December 31, 2000, and December 31, 1999.

Stockholders' equity

  The Company's stockholders' equity increased from $237,793,000 at December 31, 1999, to $257,429,000 at December 31, 2000, an increase of 8.0 percent in 2000. Decreases to equity included $7,134,000 of declared dividends and $421,000 due to the retirement of 24,265 shares of common stock. Increases to equity included net income of $15,527,000 and net unrealized appreciation of $11,664,000 (net of tax).

  In February 2000, the Company's Board of Directors authorized the repurchase of an additional 100,000 shares of its common stock through open market or privately negotiated transactions, which brought the total number of shares authorized for repurchase to 114,075. During 2000, the Company purchased 24,865 shares of its common stock at a cost of $430,000. This brings the remaining repurchase authorization to 89,210 shares as of December 31, 2000.

Cash flow and liquidity

  Cash flow and liquidity is primarily derived from the operating cash flows of the Company's property and casualty and life insurance operations. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $42,543,000 in 2000, compared to $34,452,000 in 1999.

  Funds which the Company has available for short-term cash needs are invested primarily in money market accounts and fixed-income securities. At December 31, 2000, the Company's consolidated invested assets included $58,290,000 of short-term investments. In addition, the Company maintains a $20 million bank line of credit. During 2000, the Company did not utilize the line of credit. During 1999, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $4,000,000. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus 1.0 percent. Interest expense in connection with the line of credit borrowing was $22,000 in 1999. Management believes that the Company's liquid assets and net cash provided by operations will enable it to meet any foreseeable cash requirements.

Regulation

  The insurance industry is governed by the NAIC and individual state insurance departments. All of the insurance departments of the states in which the Company is domiciled have adopted codification of insurance Statutory Accounting Principles effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. Subject to final interpretation by the NAIC and the individual state insurance departments, the effect on the statutory financial statements as of January 1, 2001, is estimated to be an increase to stockholders' equity of approximately $10,900,000. This change does not affect the accompanying financial statements, which are based on generally accepted accounting principles ("GAAP"). Pursuant to codification rules, permitted statutory accounting practices may be utilized, with approval from an insurer's state of domicile insurance department. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk-based capital.

  The NAIC annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. American Indemnity had four ratios which were out of the "usual range". Two of the ratios, "change in net writings" and "change in surplus," resulted from a 100 percent reinsurance quota share contract between American Indemnity and the Company which was effective January 1, 2000, for all new and renewal policies. This arrangement had the effect of decreasing premium writings, thus resulting in a decrease in net writings ("change in writings") of 100%. The quota share arrangement also contributed to a substantial increase in the statutory surplus ("change in surplus") of American Indemnity Company. The quota share agreement contributed to the improved statutory financial condition of American Indemnity Company.

  To comply with NAIC and state insurance departments' solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2000, both the life segment and the property and casualty segment had capital well in excess of the required levels. The Company is not aware of any other current recommendations by the NAIC or other regulatory authorities in the states in which the Company conducts business that, if or when implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                                                                          Item 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
December 31, 2000 and 1999

======================================================================================================
                                                                               (Dollars in Thousands
                                                                              Except Number of Shares)
- ------------------------------------------------------------------------------------------------------
ASSETS                                                                              2000          1999
- ------------------------------------------------------------------------------------------------------
Investments (Notes 2, 3 and 4)
    Fixed maturities
        Held-to-maturity, at amortized cost (market value $292,857 in 2000
          and $314,168 in 1999)                                               $  283,431    $  311,152
        Available-for-sale, at market (amortized cost $952,949 in 2000 and
          $800,467 in 1999)                                                      928,947       768,307
    Equity securities, at market (cost $30,667 in 2000 and $38,755 in 1999)      111,132       109,148
    Policy loans                                                                   8,437         8,645
    Other long-term investments, at market (cost $12,326 in 2000 and
      $12,841 in 1999)                                                            12,864        13,328
    Short-term investments                                                        58,290        20,131
- ------------------------------------------------------------------------------------------------------
                                                                              $1,403,101    $1,230,711
Cash and Cash Equivalents                                                              -         9,749
Accrued Investment Income (Note 4)                                                22,578        19,857
Accounts Receivable, (net of allowance for doubtful accounts of $1,173 in
  2000 and $899 in 1999)                                                          63,955        51,304
Deferred Policy Acquisition Costs                                                 98,399        90,074
Property and Equipment, primarily land and buildings, at cost,
less accumulated depreciation of $27,172 in 2000 and $23,912 in 1999              16,732        16,863
Reinsurance Receivables (Note 6)                                                  41,487        29,715
Prepaid Reinsurance Premiums                                                       2,846         3,019
Intangibles                                                                        6,459         8,044
Income Taxes Receivable (Note 9)                                                     658         1,169
Other Assets                                                                       6,279         7,211
- ------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $1,662,494    $1,467,716
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Future policy benefits and losses, claims and settlement expenses
      (Notes 6 and 7)
        Property and casualty insurance                                       $  358,032    $  338,243
        Life insurance (Note 4)                                                  822,158       701,350
    Unearned premiums                                                            165,212       148,472
    Accrued expenses and other liabilities                                        34,303        22,043
    Employee benefit obligations (Note 10)                                        13,115        12,385
    Deferred income taxes (Note 9)                                                12,245         7,430
- ------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             $1,405,065    $1,229,923
- ------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
    Common stock, $3.33 1/3 par value; authorized 20,000,000 shares
      (Note 13)
        10,035,819 shares issued and outstanding in 2000
        10,060,084 shares issued and outstanding in 1999                      $   33,453    $   33,534
    Additional paid-in capital                                                     6,912         7,252
    Retained earnings (Note 8)                                                   172,346       163,953
    Accumulated other comprehensive income, net of tax                            44,718        33,054
- ------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    $  257,429    $  237,793
- ------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,662,494    $1,467,716
======================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
Years Ended December 31, 2000, 1999 and 1998

- ---------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands Except Per Share Data
                                                                                       and Number of Shares)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                 2000              1999                1998
- ---------------------------------------------------------------------------------------------------------------------------
Revenues
 Net premiums earned (Note 6)                                               $   333,365        $   273,051       $   245,727
 Investment income, net (Note 2)                                                 86,867             75,317            67,928
 Realized investment gains (losses) and other income (Note 2)                    (1,825)             2,936            22,796
 Commission and policy fee income                                                 2,172              1,912             1,815
- ----------------------------------------------------------------------------------------------------------------------------
                                                                            $   420,579        $   353,216       $   338,266
- ----------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
 Losses and settlement expenses                                             $   236,807        $   197,291       $   191,388
 Increase in liability for future policy benefits                                 6,241              5,157             3,707
 Amortization of deferred policy acquisition costs                               58,394             49,863            47,892
 Other underwriting expenses                                                     59,378             51,401            40,315
 Interest on policyholders' accounts                                             42,410             32,286            26,568
- ----------------------------------------------------------------------------------------------------------------------------
                                                                            $   403,230        $   335,998       $   309,870
- ----------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                                 $    17,349        $    17,218       $    28,396
 Federal income taxes (Note 9)                                                    1,822              1,834             4,719
- ----------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                 $    15,527        $    15,384       $    23,677
============================================================================================================================
 Earnings available to common shareholders (Note 13)                        $    15,527        $    15,384       $    23,677
============================================================================================================================
 Weighted average common shares outstanding (Note 13)                        10,047,248         10,079,563        10,393,930
============================================================================================================================
 Basic and diluted earnings per common share (Note 13)                      $      1.55        $      1.53       $      2.28
============================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2000, 1999 and 1998

- ----------------------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands Except Per Share Data and Number of Shares)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                            Other
                                                                   Additional                           Comprehensive
                                                       Common       Paid-In         Retained               Income,
                                                       Stock        Capital         Earnings             Net of Tax         Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                           $35,758         $ 9,331         $161,906             $ 70,213       $277,208
Net income                                                  -               -           23,677                    -         23,677
Change in net
unrealized depreciation (1)                                 -               -                -              (10,918)       (10,918)
- ----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (Note 14)                                                                                        12,759
Cash dividend declared on
common stock, $.67 per share                                -               -           (6,964)                   -         (6,964)
Purchase and retirement of
635,601 shares of common stock                         (2,119)         (1,404)         (23,198)                   -        (26,721)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                           $33,639         $ 7,927         $155,421             $ 59,295       $256,282
- ----------------------------------------------------------------------------------------------------------------------------------
Transition adjustment for the
effect of a change in accounting
principle, net of tax (Note 1)                              -               -                -                6,013          6,013
Net income                                                  -               -           15,384                    -         15,384
Change in net
unrealized depreciation (1)                                 -               -                -              (32,254)       (32,254)
- ----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss (Note 14)                                                                                         (10,857)
Cash dividend declared on
common stock, $.68 per share                                -               -           (6,852)                   -         (6,852)
Purchase and retirement of
31,637 shares of common stock                            (105)           (675)               -                    -           (780)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                           $33,534         $ 7,252         $163,953              $33,054       $237,793
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                  -               -           15,527                    -         15,527
Change in net
unrealized appreciation (1)                                 -               -                -               11,664         11,664
- ----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (Note 14)                                                                                        27,191
Cash dividend declared on
common stock, $.71 per share                                -               -           (7,134)                   -         (7,134)
Purchase and retirement of
24,265 shares of common stock                             (81)           (340)               -                    -           (421)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                           $33,453         $ 6,912         $172,346              $44,718       $257,429
- ----------------------------------------------------------------------------------------------------------------------------------

(1) The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes (see Note 14).

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998

- -----------------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                2000             1999              1998
- -----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                                               $    15,527       $   15,384       $    23,677
- -----------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
provided by operating activities
 Net bond discount accretion                                                    (370)              88            (1,428)
 Depreciation and amortization                                                 4,452            3,078               468
 Realized net investment (gains) losses                                        2,082           (2,303)          (22,793)
 Changes in:
    Accrued investment income                                                 (2,721)          (2,795)           (1,971)
    Accounts receivable                                                      (12,651)           6,338              (808)
    Deferred policy acquisition costs                                         (8,325)         (18,092)           (7,377)
    Reinsurance receivables                                                  (11,772)           5,493             1,520
    Prepaid reinsurance premiums                                                 173            3,174             1,141
    Income taxes receivable/payable                                              511            2,588            (7,064)
    Other assets                                                                 932           (1,372)            3,044
    Future policy benefits and losses, claims and settlement expenses         25,969           19,300            20,258
    Unearned premiums                                                         16,740            3,275             8,122
    Accrued expenses and other liabilities                                    12,260          (14,214)              549
    Employee benefit obligations                                                 730            2,572             1,148
    Deferred income taxes                                                     (1,465)          (1,293)              609
    Other, net                                                                   471           13,231            (1,034)
- -----------------------------------------------------------------------------------------------------------------------
 Total adjustments                                                       $    27,016       $   19,068       $    (5,616)
- -----------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                               $    42,543       $   34,452       $    18,061
- -----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Proceeds from sale of available-for-sale investments                    $    68,963       $   35,653       $    78,471
 Proceeds from call and maturity of held-to-maturity investments              31,614           35,398           101,180
 Proceeds from call and maturity of available-for-sale investments            68,038           95,762            31,084
 Proceeds from sale of other investments                                     126,035          102,256            38,956
 Purchase of held-to-maturity investments                                     (3,482)          (1,682)          (14,461)
 Purchase of available-for-sale investments                                 (284,116)        (295,670)         (258,744)
 Purchase of other investments                                              (163,036)         (86,856)          (55,972)
 Proceeds from sale of property and equipment                                    104            1,469             3,009
 Purchase of property and equipment                                           (3,485)          (1,429)           (2,120)
 Acquisition of property and casualty company, net of cash acquired                -          (22,249)                -
- -----------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                   $  (159,365)      $ (137,348)      $   (78,597)
- -----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Policyholders' account balances
    Deposits to investment and universal-life-type contracts             $   218,951       $  189,715       $   158,491
    Withdrawals from investment and universal-life-type contracts           (104,323)         (69,432)          (66,648)
 Purchase and retirement of common stock                                        (421)            (780)          (26,721)
 Payment of cash dividends                                                    (7,134)          (6,858)           (6,964)
- -----------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                               $   107,073       $  112,645       $    58,158
- -----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     $    (9,749)      $    9,749       $    (2,378)
Cash and Cash Equivalents at Beginning of Year                                 9,749                -             2,378
- -----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                 $         -       $    9,749       $         -
=======================================================================================================================

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

  United Fire & Casualty Company (the "Company") and its insurance subsidiaries are engaged in the business of property and casualty insurance and life insurance.

  The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries, United Life Insurance Company, Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency, UFC Premium Finance Company, American Indemnity Financial Corporation, American Indemnity Company, American Fire and Indemnity Company, Texas General Indemnity Company, American Computing Company, and the affiliate United Fire Lloyds, which is financially and operationally controlled by the Company. All material intercompany items have been eliminated in consolidation.

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

  Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 2000 financial statement presentation.

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

Life segment

  On whole life and term insurance (traditional business), premiums are reported as earned when due, and benefits and expenses are associated with premium income so as to result in the recognition of profits over the lives of the related contracts. On universal life and annuity (nontraditional) business, income and expenses are reported as charged and credited to policyholder account balances through the use of the retrospective deposit method. This method results in the recognition of profits over the lives of the related contracts, which is accomplished by means of the provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs.

  The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are being amortized to income over the premium paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross margins to the expected total gross margins. The expected premium revenue and gross margins are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For nontraditional policies, changes in the amount or timing of expected gross margins will result in adjustment to the cumulative amortization of these costs.

  The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the deferred policy acquisition costs that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity as of the balance sheet date. As of December 31, 2000, an adjustment to decrease deferred policy acquisition costs by $336,000 was made with a corresponding decrease to accumulated other comprehensive income. In 1999, the adjustment was to increase deferred policy acquisition costs by $12,808,000.

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

Investments

  Investments in held-to-maturity fixed-income securities are recorded at amortized cost. The Company has the ability and intent to hold these investments until maturity. Available-for-sale fixed-income securities, equity securities and other long-term investments are recorded at fair value. If an other-than-temporary impairment occurs in a security, the Company writes the security down to the new value and recognizes a loss in current earnings. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 2000 and 1999, are securities on deposit with various regulatory authorities, as required by law, with carrying values of $896,059,000 and $755,436,000, respectively.

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

Reinsurance

  Premiums earned and losses and settlement expenses are reported net of reinsurance ceded and are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Cash and cash equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Negative cash balances are included in accrued expenses and other liabilities. Net income taxes paid during 2000, 1999 and 1998 were $2,088,000, $505,000 and $11,201,000, respectively. Through December 31, 2000, tax and interest payments received in connection with the settlement of a federal income tax Revenue Agent Review were $1,160,000 and $889,000, respectively. There were no significant payments of interest other than interest credited to policyholders' accounts in 2000, 1999 or 1998.

Property, equipment and depreciation

  Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets.

  Depreciation expense totaled $3,512,000, $2,458,000, and $203,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

Amortization of intangibles

  Intangibles, including goodwill and agency relationships, are being amortized by the straight-line method over periods of up to 10 years. The carrying value of goodwill and other intangibles is reviewed regularly for impairment in the recoverability of the underlying asset. Any impairment of goodwill would be charged to operations in the period that the impairment was recognized. The Company did not take an impairment write-down of goodwill or other intangibles in 2000, 1999 or 1998.

  Amortization expense totaled $940,000, $620,000, and $265,000 for the years ending December 31, 2000, 1999 and 1998, respectively. During 2000, the Company reduced goodwill by $645,000 as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 9 for further discussion.

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

Contingent liabilities

  The Company is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on the financial condition and operating results of the Company.

Accounting changes

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS No.133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB Statement No. 133". SFAS No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or a liability at fair value and establishes special accounting for certain types of hedges. The Company has had limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes. Effective January 1, 1999, the Company early adopted SFAS No. 133. As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The impact on the Company's Consolidated Financial Statements due to the reclassification from held-to-maturity to available-for-sale, effective
January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes. This is shown as a change in accounting principle in the Consolidated Statements of Stockholders' Equity. There was no other material effect on the Company's Consolidated Financial Statements. Refer to Note 3 for further discussion.

  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which was effective for all fiscal quarters beginning after June 15, 2000, due to the Company's early adoption of SFAS No. 133. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Because the Company has limited involvement with derivative financial instruments, and does not engage in the derivative market for hedging purposes, the impact of adopting SFAS No. 138 did not have a material effect on the Company's Consolidated Financial Statements.

  Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 had no effect on the Company's Consolidated Financial Statements.

  Effective December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The impact of adopting SAB No. 101 had no effect on the Company's Consolidated Financial Statements.

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

Note 2.
SUMMARY OF INVESTMENTS

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, equity securities and other long-term investments as of December 31, 2000 and 1999 is as follows.

- ---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000                                                      (Dollars in Thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross             Gross
                                                                Amortized          Unrealized        Unrealized              Fair
Type of Investment                                                   Cost        Appreciation      Depreciation             Value
- ---------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations                      $ 15,099             $   127           $    46        $   15,180
        Mortgage-backed securities                                  7,832                 507                 1             8,338
        All others                                                  1,838                 288                 -             2,126
      States, municipalities and political subdivisions           167,554               7,479               542           174,491
      Foreign                                                       3,024                 102                 -             3,126
      Public utilities                                             17,966                 330                23            18,273
      Corporate bonds
        Collateralized mortgage obligations                        12,785                 209                66            12,928
        All other corporate bonds                                  57,333               1,180               118            58,395
- ---------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                           $283,431             $10,222           $   796        $  292,857
=================================================================================================================================
Available-for-sale
Fixed maturities
   Bonds
      United States
      Government, government agencies and authorities
        Collateralized mortgage obligations                      $ 27,992             $   459           $    45        $   28,406
        Mortgage-backed securities                                     12                   1                 -                13
        All others                                                 34,228                 966               165            35,029
      States, municipalities and political subdivisions            81,496               1,545               247            82,794
      All foreign bonds                                            35,572                 399             2,216            33,755
      Public utilities                                            161,865               3,578             2,610           162,833
      Corporate bonds
        Collateralized mortgage obligations                        45,344                 665               703            45,306
        All other corporate bonds                                 566,440               8,064            33,693           540,811
- ---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                        $952,949             $15,677           $39,679        $  928,947
- ---------------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                            $  2,644             $ 6,626           $     -        $    9,270
     Banks, trust and insurance companies                           8,999              44,409               114            53,294
     All other common stocks                                       18,652              30,475               916            48,211
   Nonredeemable preferred stocks                                     372                   1                16               357
- ---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                       $ 30,667             $81,511           $ 1,046        $  111,132
- ---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                         $983,616             $97,188           $40,725        $1,040,079
=================================================================================================================================
Other long-term investments                                      $ 12,326             $ 1,061           $   523        $   12,864
=================================================================================================================================

- ---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999                                                          (Dollars in Thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross             Gross
                                                                Amortized          Unrealized        Unrealized              Fair
Type of Investment                                                   Cost        Appreciation      Depreciation             Value
- ---------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed maturities
   Bonds
      United States Government, government agencies and
        authorities
        Collateralized mortgage obligations                      $ 12,385             $     -           $   581        $   11,804
        Mortgage-backed securities                                  9,475                 599                 3            10,071
        All others                                                  1,804                 205                 -             2,009
      States, municipalities and political subdivisions           177,580               4,521             1,279           180,822
      Foreign                                                       3,035                   4                47             2,992
      Public utilities                                             19,473                  70               258            19,285
      Corporate bonds
        Collateralized mortgage obligations                        17,747                 208               364            17,591
        All other corporate bonds                                  69,653                 894               953            69,594
- ---------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                           $311,152             $ 6,501           $ 3,485        $  314,168
=================================================================================================================================
Available-for-sale
Fixed maturities
   Bonds
      United States Government, government agencies and
        authorities
        Collateralized mortgage obligations                      $ 30,326             $     6           $   730        $   29,602
        Mortgage-backed securities                                 14,899                   2               282            14,619
        All others                                                 33,290                   -               799            32,491
      States, municipalities and political subdivisions            89,335                 735             5,078            84,992
      All foreign bonds                                            28,898                  22             2,032            26,888
      Public utilities                                            113,142                 377             3,927           109,592
      Corporate bonds
        Collateralized mortgage obligations                        66,157               1,800             1,459            66,498
        All other corporate bonds                                 424,420                 984            21,779           403,625
- ---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                        $800,467             $ 3,926           $36,086        $  768,307
- ---------------------------------------------------------------------------------------------------------------------------------
Equity securities
   Common stocks
     Public utilities                                            $  8,639             $ 7,758           $ 1,860        $   14,537
     Banks, trust and insurance companies                          12,486              35,281               464            47,303
     All other common stocks                                       16,696              30,412               609            46,499
   Nonredeemable preferred stocks                                     934                   -               125               809
- ---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                       $ 38,755             $73,451           $ 3,058        $  109,148
- ---------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                         $839,222             $77,377           $39,144        $  877,455
=================================================================================================================================
Other long-term investments                                      $ 12,841             $   913           $   426        $   13,328
=================================================================================================================================

     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


- ----------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000                             Held-to-maturity                           Available-for-sale
- ----------------------------------------------------------------------------------------------------------------------------
                                               Amortized Cost         Fair Value           Amortized Cost         Fair Value
- ----------------------------------------------------------------------------------------------------------------------------
Due in one year or less                              $ 16,631           $ 16,752                 $ 16,452           $ 16,565
Due after one year through five years                  54,202             55,617                  364,673            357,036
Due after five years through ten years                 67,267             69,990                  320,496            308,388
Due after ten years                                   109,615            114,052                  177,980            173,233
Mortgage-backed securities                              7,832              8,338                       12                 13
Collateralized mortgage obligations                    27,884             28,108                   73,336             73,712
- ----------------------------------------------------------------------------------------------------------------------------
                                                     $283,431           $292,857                 $952,949           $928,947
============================================================================================================================

     Proceeds from sales of available-for-sale investments during 2000, 1999 and 1998 were $68,963,000, $35,653,000, and $78,471,000, respectively. Gross gains of $8,172,000, $2,920,000, and $23,208,000, respectively, were realized on those sales. Gross losses of $10,987,000, $895,000 and $385,000, respectively, were realized on those sales in 2000, 1999 and 1998.
     There were no sales of held-to-maturity securities during 2000, 1999 or 1998.

A summary of realized investment gains (losses) resulting from sales, calls and maturities and net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in Thousands)
- -------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                               2000               1999              1998
- -------------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
   Fixed maturities                                                                $(4,366)          $    577          $   (145)
   Equity securities                                                                 1,847              1,678            22,448
   Other investments                                                                   437                 48               490
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                   $(2,082)          $  2,303          $ 22,793
- -------------------------------------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation (depreciation)
   Available-for-sale fixed maturities,
   equity securities and other long-term investments                               $18,281           $(53,552)         $(15,491)
   Deferred policy acquisition costs                                                  (336)          $ 13,181              (726)
   Income taxes                                                                     (6,281)            14,130             5,299
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                   $11,664           $(26,241)         $(10,918)
===============================================================================================================================
Net changes in unrealized investment appreciation
(depreciation), fixed maturities                                                   $14,568           $(65,882)         $  2,318
===============================================================================================================================

The net investment income for the years ended December 31, 2000, 1999 and 1998 is composed of the following.

- ------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)
- ------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                             2000               1999               1998
- ------------------------------------------------------------------------------------------------------------------------------
Investment income
   Interest on fixed maturities                                                  $82,493            $70,134            $63,748
   Dividends on equity securities                                                  3,305              2,899              2,571
   Interest on other long-term investments                                         2,318              3,332              2,867
   Interest on mortgage loans                                                          -                105                218
   Interest on policy loans                                                          654                676                666
   Other                                                                           2,102              1,688              1,232
- ------------------------------------------------------------------------------------------------------------------------------
   Total investment income                                                       $90,872            $78,834            $71,302
   Less investment expenses                                                        4,005              3,517              3,374
- ------------------------------------------------------------------------------------------------------------------------------
   Investment income, net                                                        $86,867            $75,317            $67,928
==============================================================================================================================

Note 3.
Derivative Instruments
  The Company writes covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At December 31, 2000 and 1999, there were no open covered call options. In assessing the impact of any embedded derivative instruments, the Company has elected to apply SFAS No. 133 only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by the Company after December 31, 1997. The Company has analyzed its financial instruments and contracts in accordance with SFAS No. 133 and determined there is no material effect on the Company's Consolidated Financial Statements. As part of the implementation of SFAS No. 133, the Company was allowed to reassess its held-to-maturity portfolio without "tainting" the remaining securities classified as held-to-maturity. The cumulative effect of the impact on the Company's Consolidated Financial Statements, due to the reclassification of $246,623,000 of fixed-income securities from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed-income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

Note 4.
Fair Value of Financial Instruments
  The Company estimated the fair value of its financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.
  In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management's opinion, these values reflect fair value at December 31, 2000 and 1999.
  Policy loans are carried at the actual amount loaned to the policyholder. No policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, in all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest-sensitive policies.
  For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.
  The fair value of the liabilities for annuity products, which are in a benefit payment phase, guaranteed investment contracts and structured settlements, is based on a discount rate of 7.0 percent at December 31, 2000 and 1999. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.
  A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 2000 and 1999 is as follows.

=========================================================================================================================
                                                                                  (Dollars in Thousands)
- -------------------------------------------------------------------------------------------------------------------------
At December 31                                                           2000                             1999
- -------------------------------------------------------------------------------------------------------------------------
                                                                Fair           Carrying         Fair           Carrying
Assets                                                         Value             Value          Value            Value
- -------------------------------------------------------------------------------------------------------------------------
Investments
   Held-to-maturity fixed maturities                          $292,857         $283,431        $314,168        $311,152
   Available-for-sale fixed maturities                         928,947          928,947         768,307         768,307
   Equity securities                                           111,132          111,132         109,148         109,148
   Policy loans                                                  8,437            8,437           8,645           8,645
   Other long-term investments                                  12,864           12,864          13,328          13,328
   Short-term investments                                       58,290           58,290          20,131          20,131
Other Assets
   Accrued investment income                                    22,578           22,578          19,857          19,857
- -------------------------------------------------------------------------------------------------------------------------
Liabilities
- -------------------------------------------------------------------------------------------------------------------------
Policy Reserves
   Annuity (Accumulations)                                    $599,610         $634,551        $493,962        $520,274
   Annuity (On-Benefits)                                         4,658            3,225           2,883           3,098
   Structured settlements                                          893            1,041             795             940
   Guaranteed investment contracts                               3,251            3,245           2,741           2,761
=========================================================================================================================

Note 5.
Short-Term Borrowings
  The Company maintains a $20 million bank line of credit. During 2000, the Company did not borrow against this available line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate minus 1.0 percent. There is no loan balance outstanding as of December 31, 2000. During 1999, the Company borrowed funds against the line of credit, with a maximum outstanding balance of $4,000,000, and recorded interest expense of $22,000. There was no loan balance outstanding as of December 31, 1999.

Note 6.
Reinsurance
Property and casualty segment
  The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Written premiums ceded were $22,748,000, $24,031,000 and $21,204,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Earned premiums ceded were $27,765,000, $27,206,000 and $22,349,000 for the years ended December 31, 2000, 1999 and
1998, respectively. The Company believes all amounts are collectible and realizable with regard to reinsurance receivables and prepaid reinsurance premiums, respectively. There are no concentrations of credit risk associated with reinsurance.
  The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Written premiums assumed for the years ended December 31, 2000, 1999 and 1998 were $25,522,000, $33,372,000 and $33,751,000, respectively. Assumed premiums earned for the years ended December 31, 2000, 1999 and 1998 were $31,658,000, $34,289,000 and $33,571,000, respectively.
  The Company's reinsurance assumed from foreign insurance companies is accounted for using the periodic method, whereby premiums are recognized as revenue over the policy term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur. The amount of reinsurance business assumed from foreign insurance companies is not material to the Company's Consolidated Financial Statements.

Life Segment
  United Life follows the policy of reinsuring that portion of the risk in excess of $200,000 on the life of any individual. Policy benefit reserves and claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims and is contingently liable for ceded insurance in force of $422,577,000 and $396,382,000 at December 31, 2000 and 1999, respectively.
Approximately 56 percent of ceded life insurance in force has been ceded to two reinsurers. The Company believes all amounts are collectible with regard to reinsurance receivables.

Note 7.
Liability for Property and Casualty Losses and Settlement Expenses
  The table below provides an analysis of changes in losses and loss adjustment expenses ("LAE") reserves for 2000 and 1999 (net of reinsurance amounts). The decrease in estimated losses and LAE for claims occurring in prior years indicates that the Company's property and casualty loss and LAE reserves were slightly redundant at December 31, 1999 and 1998. Changes in the reserves are reflected in the income statement for the year when the changes are made. In 2000, underwriting profit (before tax) benefited by $36,931,000. In 1999, the benefit (before tax) was $25,135,000. These gains resulted primarily from settling reported and unreported reserves (established in prior years) for less than expected.
  During 1999, subsequent to the purchase of American Indemnity, the Company reviewed that company's loss and LAE case reserves and increased the liabilities to a level that was consistent with the reserving philosophies of the Company. A portion of the reserve increases was for losses that occurred in prior accident years. This would have negatively impacted the 1999 change in estimated losses and LAE for claims occurring in prior years. As a condition of the purchase of American Indemnity, an adverse development reinsurance agreement was negotiated that protects the Company against adverse development of the losses and LAE acquired.
  Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.
  The Company is not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of property coverage the Company writes, there exists the potential for exposure to environmental pollution and asbestos claims. The Company's underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

- --------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
- --------------------------------------------------------------------------------------------------------
At December 31,                                                                  2000               1999
- --------------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at beginning of year                      $338,243           $251,117
   Less reinsurance receivables                                                27,606              8,111
- --------------------------------------------------------------------------------------------------------
Net liability for losses and LAE at beginning of year                        $310,637           $243,006
Net liability for losses and LAE at acquisition date                                -             51,661
Provision for losses and LAE for claims occurring in the current year         263,099            210,778
Decrease in estimated losses and LAE for claims occurring in prior years      (36,931)           (25,135)
- --------------------------------------------------------------------------------------------------------
                                                                             $536,805           $480,310
- --------------------------------------------------------------------------------------------------------
Losses and LAE payments for claims occurring during
   Current year                                                              $119,278           $ 93,646
   Prior years                                                                 97,021             76,027
- --------------------------------------------------------------------------------------------------------
                                                                             $216,299           $169,673
- --------------------------------------------------------------------------------------------------------
Net liability for losses and LAE at end of year                              $320,506           $310,637
  Plus reinsurance receivables                                                 37,526             27,606
- --------------------------------------------------------------------------------------------------------
Gross liability for losses and LAE at end of year                            $358,032           $338,243
========================================================================================================

Note 8.
Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions

Statutory stockholders' surplus and net income at December 31, 2000, 1999 and 1998 and for the years then ended are as follows.

- --------------------------------------------------------------------------------
                                               (Dollars in Thousands)
- --------------------------------------------------------------------------------
                                           Statutory              Statutory
                                     Stockholders, Surplus     Net Income (Loss)
- --------------------------------------------------------------------------------
2000
  Property and casualty                    $183,604                 $7,829
  Life, accident and health                  66,217                   (819)
- --------------------------------------------------------------------------------
1999
  Property and casualty                    $179,689                 $  191
  Life, accident and health                  53,912                  2,605
- --------------------------------------------------------------------------------
1998
  Property and casualty                    $202,342                 $9,990
  Life, accident and health                  53,038                  2,052
================================================================================

  The insurance industry is governed by the NAIC and individual state insurance departments. All of the insurance departments of the states in which the Company is domiciled have adopted codification of insurance Statutory Accounting Principles effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations, and general administrative rules. Subject to final interpretation by the NAIC and the individual state insurance departments, the effect on the statutory financial statements as of January 1, 2001, is estimated to be an increase to stockholders' equity of approximately $10,900,000. This change does not affect the accompanying financial statements, which are based on GAAP. Pursuant to codification rules, permitted statutory accounting practices may be utilized, with approval from an insurer's state of domicile insurance department. The Company does not use permitted practices that individually or in the aggregate materially affect statutory surplus or risk-based capital.
  As part of the NAIC and state insurance department's solvency regulations, the Company is required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2000, both the life segment and the property and casualty companies had capital well in excess of their required levels.
  The State of Iowa Insurance Department governs the amount of dividends that may be paid to stockholders without prior approval by the Insurance Department. Based on these restrictions, the Company could make a maximum of $138,873,000 in dividend distributions to stockholders in 2000. Dividend payments by the insurance subsidiaries to the Company are subject to similar restrictions in the states in which they are domiciled. The Company received no dividends from its subsidiaries in 2000 or 1999.
  In the fourth quarter of 2000, the Company contributed $15,000,000 in cash to United Life Insurance Company to support the growth of life insurance premiums and annuity deposits.

Note 9.
Federal Income Tax

Federal income tax expense is composed of the following.

- -------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
- -------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                      2000                       1999                   1998
- -------------------------------------------------------------------------------------------------------------------
Current                                                    $  357                     $  541                 $4,110
Deferred                                                    1,465                      1,293                    609
- -------------------------------------------------------------------------------------------------------------------
Total                                                      $1,822                     $1,834                 $4,719
===================================================================================================================

A reconciliation of income tax expense computed at the applicable Federal tax rate of 35 percent in 2000, 35 percent in 1999, and 34 percent in 1998 to the amount recorded in the Consolidated Financial Statements is as follows.

- -----------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                2000                  1999                  1998
- -----------------------------------------------------------------------------------------------------------------------
Computed expected rate                                              $ 6,072               $ 6,026               $ 9,655
Reduction for tax-exempt municipal bond interest                     (4,572)               (4,994)               (5,023)
 income
Reduction for nontaxable dividend income                               (724)                 (631)                 (557)
Other, net                                                            1,046                 1,433                   644
- -----------------------------------------------------------------------------------------------------------------------
Federal income taxes, as provided                                   $ 1,822               $ 1,834               $ 4,719
=======================================================================================================================

The significant components of the net deferred tax liability at December 31, 2000 and 1999 are as follows.

- -------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
- -------------------------------------------------------------------------------------------------------------------
At December 31                                                                           2000                  1999
- -------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Deferred acquisition costs                                                        $ 26,802              $ 24,039
   Net unrealized appreciation on investment securities                                24,024                17,743
   Depreciation on assets                                                               1,503                 1,216
   Net bond discount accretion and premium amortization                                 1,735                 1,177
   Other                                                                                2,170                 3,151
- -------------------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                         $ 56,234              $ 47,326
- -------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   Financial statement reserves in excess of income tax reserves                     $ 22,696              $ 22,765
   Unearned premium adjustment                                                         10,352                 9,107
   Postretirement benefits other than pensions                                          3,160                 2,761
   Salvage and subrogation                                                                956                   662
   Pension                                                                              1,421                 1,685
   Alternative minimum tax (AMT) credit carryforwards                                   2,106                     -
   Net operating loss carryforwards (NOL)                                              10,020                14,641
   Other                                                                                4,648                 3,414
- -------------------------------------------------------------------------------------------------------------------
   Gross deferred tax assets                                                         $ 55,359              $ 55,035
   Valuation Allowance                                                                (11,370)              (15,139)
- -------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                           $ 12,245              $  7,430
===================================================================================================================

  The Company has tax net operating loss ("NOL") carryforwards totaling $29,709,218 as of December 31, 2000. These NOL carryforwards were purchased by the Company when it acquired American Indemnity. The NOL carryforwards expire as follows: 2001, $1,564,975; 2002, $621,205; 2003, $2,508,745; 2004, $1,246,728;
2005, $118,137; 2006, $43,352; 2007, $13,450; 2008, $13,410; 2009, $4,604,277;
2010, $989,347; 2011, $5,516,449; 2017, $6,882,190; 2018, $4,180,254; 2019,
$1,406,699. The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. The Company has a valuation allowance of $11,370,000 for deferred tax assets primarily relating to American Indemnity's NOLs, which can only be used to offset future income of the property and casualty segment. If the Company determines that the benefit of the American Indemnity NOLs can be realized in the future, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to goodwill. The Company has AMT credit carryforwards of $2,106,000, which do not expire.

  Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus". At December 31, 2000, the Company had approximately $2,121,000 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the enactment of new tax legislation, the Company does not believe that any significant portion of the account will be taxed in the near future; therefore, no deferred tax liability has been recognized relating to the Policyholders' Surplus balance. If the entire Policyholders' Surplus balance became taxable at the current federal rate, the tax would be approximately $742,000.

Note 10.
Employee Benefit Obligations

  Effective December 31, 1999, the pension plans of the Company and American Indemnity were merged. The merged defined benefit pension plan covers substantially all employees. Under this plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. It is the Company's policy to fund this plan on a current basis to the extent deductible under existing tax regulations. The Company used December 31 as the date for measuring plan assets and liabilities.

  Effective January 1, 2000, the postretirement health care plans of the Company and American Indemnity were merged. This merger brought all non-retired American Indemnity employees into the Company's plan; retired American Indemnity employees were not affected by this merger and will retain their full benefits accrued under the American Indemnity plan. The merged defined benefit postretirement health care plan covers substantially all benefit-eligible employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after the stated deductible has been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 10 or more years of participation in the plan and 10 years of employment with the plan sponsor. The plan is contributory, with retiree contributions adjusted annually.

  Under the merged plan, the employment date of the non-retired American Indemnity employees is considered to be January 1, 2000 for purposes of determining eligibility for plan benefits. The effect of the merger was the termination of the future accrual of medical and dental benefits and the forfeiture of said benefits previously accrued for these employees under the American Indemnity postretirement health care plan. The change and elimination of medical and dental benefits resulted in a negative plan amendment of $253,000, which is considered negative prior service cost that will be amortized over a period of 11 years as a reduction to the net periodic postretirement benefit cost recognized in earnings. In addition, these employees will not be eligible for postretirement life insurance as previously accrued for under the American Indemnity postretirement health care plan. The elimination of the accrued life insurance benefit resulted in a curtailment gain of $103,000, which is reflected as a current gain in 2000 earnings, and a negative plan amendment of $391,000, which is considered negative prior service cost that will be amortized to earnings over a period of 12 years. The retirees of American Indemnity retained their health care and life insurance benefits provided under the American Indemnity postretirement health care plan, having reached age 55 with 25 years of service, or age 60 with 20 years of service, or age 65 with 15 years of service as of December 31, 1999.

  The following table provides a reconciliation of the changes in the plan's benefit obligations and fair value of plan assets and a statement of the funded status for 2000 and 1999. The table includes the obligations and fair values acquired in connection with the purchase of American Indemnity. The amounts related to the acquisition are based on valuations as of December 31, 1999, which approximates the valuation had it been measured as of the acquisition date.

                                                                     (Dollars in Thousands)
- ---------------------------------------------------------------------------------------------------------
                                                            Pension benefits          Other benefits
- ---------------------------------------------------------------------------------------------------------
At December 31                                               2000        1999          2000         1999
- ---------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation
Obligation at beginning of year                          $  23,618   $  23,277    $   9,118   $    7,993
Service Cost                                                 1,127         921          384          365
Interest Cost                                                1,837       1,523          596          479
Plan amendments                                                  -           -         (723)           -
Actuarial (gain) loss                                        1,316      (3,214)        (758)      (1,907)
Benefit payments and adjustments                            (1,472)       (690)        (285)         101
Acquisition                                                      -       1,801            -        2,087
- ---------------------------------------------------------------------------------------------------------
Obligation at December 31                                $  26,426   $  23,618    $   8,332   $    9,118
- ---------------------------------------------------------------------------------------------------------
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year           $  19,857   $  17,296    $       -   $        -
Actual return on plan assets                                  (590)       (147)           -            -
Employer contributions                                       1,303         500          203         (101)
Participant contribution                                         -           -           82            -
Benefits payments and adjustments                           (1,472)       (690)        (285)         101
Acquisition                                                      -       2,898            -            -
- ---------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                 $  19,098   $  19,857    $       -   $        -
- ---------------------------------------------------------------------------------------------------------
Funded status
Funded status at December 31                             $  (7,328)  $  (3,761)   $  (8,332)  $   (9,118)
Unrecognized prior service cost                                840         937          102          832
Unrecognized (gain) loss                                     2,791        (784)      (1,188)        (491)
- ---------------------------------------------------------------------------------------------------------
Accrued benefit cost                                     $  (3,697)  $  (3,608)   $  (9,418)  $   (8,777)
=========================================================================================================

The following table provides the components of net periodic benefit cost for the plans for 2000, 1999 and 1998.

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                       Pension benefits                   Other benefits
- -------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            2000          1999        1998      2000     1999      1998
- -------------------------------------------------------------------------------------------------------------------------------
Plan costs
Service cost                                                  $   1,127      $    921   $     935   $   384   $  365  $    424
Interest cost                                                     1,837         1,523       1,425       596      480       523
Expected return on plan assets                                      590        (1,407)     (1,324)        -        -         -
Amortization of transition (asset) obligation                         -           (42)        (48)        -        -         -
Amortization of prior service cost                                   97            97          97        87      142       173
Amortization of net (gain) loss                                  (2,246)            -           -       (39)       4        68
Effect of curtailment                                                 -             -           -      (103)       -         -
- -------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                     $   1,405      $  1,092   $   1,085   $   925   $  991  $  1,188
===============================================================================================================================

The unrecognized prior service cost and the actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility. The assumptions used in the measurement of the Company's benefit obligations are shown in the following table.

- -------------------------------------------------------------------------------------------
Weighted-average assumptions as of                     Pension benefits    Other benefits
December 31                                             2000   1999        2000       1999
- -------------------------------------------------------------------------------------------
Discount rate                                           7.50%  7.50%      7.50%      7.50%
Expected return on plan assets                          8.25%  8.25%       N/A         N/A
Rate of compensation increase                           4.00%  4.00%       N/A         N/A
- -------------------------------------------------------------------------------------------

  For measurement purposes, an 8.25 percent pre-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually each year to a rate of 5.25 percent for 2005 and remain at that level thereafter. A 6.75 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually each year to a rate of 5.25 percent in 2004 and remain at that level thereafter. For dental claims, a 6.0 percent annual rate of increase was assumed for 2000, decreasing gradually to
4.8 percent for 2004 and thereafter.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.


- ------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
- ------------------------------------------------------------------------------------------------------------------
                                                                             1% Increase              1% Decrease
- ------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
 net periodic postretirement health care benefit cost                          $  177                    $(140)
Effect on the health care component of the accumulated
 postretirement benefit obligation                                              1,167                     (949)
- ------------------------------------------------------------------------------------------------------------------

  The annual per capita contributions for the benefits provided to retired American Indemnity employees are capped. As a result, increases in the assumed health care cost trend rate will have no significant effect on the accumulated postretirement benefit obligation or on the net periodic postretirement benefit cost as of December 31, 2000.

  The Company has a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of the Company's contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. The Company's contribution to the plan for the years ended December 31, 2000, 1999 and 1998, was $793,000, $503,000 and $883,000, respectively.

  The Company also has an Employee Stock Ownership Plan ("ESOP") for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with the Company and attaining age 21. Contributions to this plan are made at the discretion of the Board of Directors. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of the Company stock to allocate to participants' accounts. As of December 31, 2000, 1999 and 1998, the ESOP owned 127,386, 123,733 and 120,333 shares of Company stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. The Company made contributions to the plan of $50,000, $60,000 and $1,050,000 in 2000, 1999 and 1998 respectively.

  On August 21, 1998, the Company adopted a nonqualified employee stock option plan which authorizes the issuance of up to 500,000 shares of the Company's common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan.

  Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of the Company or any of its affiliated companies, including any director. These options are granted to buy shares of the Company's stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date the option is granted. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. The Company has elected to account for its stock options under APB No. 25 and, as such, no compensation cost is recognized since the exercise price of the Company's stock options is equal to, or greater than, the market price of the underlying stock on the date of grant.

  Stock options are generally granted free of charge to the eligible employees of the Company as designated by the Board of Directors. However, during 1999, eligible employees had the opportunity to purchase the options at $10 per option in lieu of receiving a cash bonus for services rendered, up to the total amount of bonus awarded for the year.

   Options granted pursuant to the plan may not be sold, pledged, assigned or transferred by the optionee. In cases of termination, any unexercised accrued installments of the option granted under the plan to such terminated optionee shall expire and become unexercisable as of the earlier of: (i) the expiration of the applicable option period, or (ii) 30 days after the termination of employment occurs, provided however, that the Company may, in its discretion, extend said date up to and including a date one year following such termination of employment. In cases of death or disability, any unexercised accrued installments of the option granted under the plan to such optionee shall expire and become unexercisable as of the earlier of: (i) the applicable option expiration date, or (ii) the first anniversary of the date of death of such optionee (if applicable), or (iii) the first anniversary of the date of the termination of employment by reason of disability (if applicable).

  The following table sets forth the activity of the Company's stock option plan for the years ended December 31, 2000 and 1999.


- -------------------------------------------------------------------------------------------------------------------------
                                                                   2000                                 1999
- -------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted-                             Weighted-
                                                      Shares of          Average           Shares of           Average
                                                       Common             Price             Common              Price
                                                        Stock           per Share            Stock            per Share
- -------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                           6,021         $  26.38                  -         $      -
Granted                                                   10,750            20.09              6,021            26.38
- -------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year(1)                             16,771         $  22.35              6,021         $  26.38
- -------------------------------------------------------------------------------------------------------------------------

Options exercisable at year-end                            1,204         $  26.38                  -         $      -
Weighted-average grant date fair value of
options granted during the year                                          $   9.03                            $  10.88
=========================================================================================================================

(1) There were no options exercised, forfeited or expired during 2000 and 1999

  The weighted-average grant date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model. Under this model, the following significant assumptions are used to estimate the fair value of options as of the grant date: (1) the expected life of the options granted;
(2) the current risk-free interest rate over the expected life of the options;
(3) the expected volatility in the underlying stock price; and (4) the expected annual dividend rate. The weighted average assumptions used for 2000 and 1999 were: (1) 10 years; (2) 6.5 percent; (3) 49 percent; (4) $.68 and (1) 10 years;
(2) 5.3 percent; (3) 38.9 percent; (4) $.68 respectively.

The following table summarizes information about stock options outstanding at December 31, 2000.

- -------------------------------------------------------------------------------------------------------------------------
                                      Options Outstanding                                    Options Exercisable
- -------------------------------------------------------------------------------------------------------------------------
                         Number        Weighted-Average                                  Number
   Range of            Outstanding         Remaining           Weighted-Average        Exercisable      Weighted-Average
Exercise Prices        at 12/31/00  Contractual Life (Yrs.)     Exercise Price         at 12/31/00      Exercise Price
- -------------------------------------------------------------------------------------------------------------------------
$  18 - 24                  10,750                   9.14             $  20.09              -                   $      -
   25 - 30                   6,021                   8.24                26.38            1,204                    26.38
- -------------------------------------------------------------------------------------------------------------------------
$  18 - 30                  16,771                   8.82             $  22.35            1,204                 $  26.38
=========================================================================================================================

The Company has elected to account for its stock options under APB No. 25 and, as such, no compensation cost is recognized since the exercise price of the Company's stock options is equal to, or greater than, the market price of the underlying stock on the date of grant. Should the stock options have been accounted for under SFAS No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date. The amount of compensation cost that would have been recognized as of December 31, 2000 and 1999 under SFAS No. 123 has been determined to have an immaterial impact on the net income and earnings per share reported in the Company's Consolidated Financial Statements.

NOTE 11.
Segment Information

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

  The property and casualty segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. Net premiums earned by the property and casualty segment for the years ended December 31, 2000, 1999 and 1998 were comprised mostly of fire and allied lines, automobile and other liability (78.1 percent, 72.9 percent and 70.7 percent, respectively.) The business is generated through approximately 2,124 independent agencies and brokers in 40 states, with 49% of the Company's direct premiums originating in eight Midwestern states in 2000.

  United Life underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through approximately 1,280 independent agencies in 24 states. Net premiums earned by the life segment for the years ended December 31, 2000, 1999 and 1998 were comprised mostly of ordinary life (including universal life), accident and health and credit life (89.9 percent, 90.6 percent and 93.0 percent, respectively.) Total revenue by segment includes sales to both outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the Company's Consolidated Statements of Operations. Intersegment sales are accounted for on the same basis as sales to outside customers. The following tables set forth certain data for each of the Company's business segments.


===================================================================================================================================
                                                                                   (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  Property and
                                                                   Casualty                     Life
                                                                   Insurance                  Insurance               Consolidated
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues
 Net premiums earned                                               $ 307,271                   $ 26,304                $  333,575
 Net investment income                                                25,536                     61,468                    87,004
 Realized investment gains (losses) and other income                   2,927                     (4,752)                   (1,825)
 Commission and policy fee income                                      2,172                          -                     2,172
- -----------------------------------------------------------------------------------------------------------------------------------
  Total reportable segments                                        $ 337,906                   $ 83,020                $  420,926
- -----------------------------------------------------------------------------------------------------------------------------------
  Intersegment eliminations                                             (137)                      (210)                     (347)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                                   $ 337,769                   $ 82,810                $  420,579
===================================================================================================================================
Net income before income taxes
 Revenues                                                          $ 337,906                   $ 83,020                $  420,926
 Benefits, losses and expenses                                       329,253                     74,324                   403,577
- -----------------------------------------------------------------------------------------------------------------------------------
  Total reportable segments                                        $   8,653                   $  8,696                $   17,349
- -----------------------------------------------------------------------------------------------------------------------------------
  Intersegment eliminations                                               85                        (85)                        -
- -----------------------------------------------------------------------------------------------------------------------------------
  Total net income before income taxes                             $   8,738                   $  8,611                $   17,349
===================================================================================================================================
Income tax (benefit) expense                                          (1,072)                     2,894                     1,822
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   9,810                   $  5,717                $   15,527
===================================================================================================================================
Assets
  Total reportable segments                                        $ 818,583                   $971,594                $1,790,177
  Intersegment eliminations                                         (127,683)                         -                  (127,683)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                     $ 690,900                   $971,594                $1,662,494
===================================================================================================================================

Depreciation expense and property and equipment acquisitions for the years ended December 31, 2000, 1999 and 1998, are reflected in the property and casualty insurance segment.

===================================================================================================================================
                                                                                   (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  Property and
                                                                   Casualty                     Life
                                                                   Insurance                  Insurance               Consolidated
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues
 Net premiums earned                                               $ 247,054                   $ 26,100                $  273,154
 Net investment income                                                23,614                     51,840                    75,454
 Realized investment gains and other income                            2,444                        492                     2,936
 Commission and policy fee income                                      1,912                          -                     1,912
- -----------------------------------------------------------------------------------------------------------------------------------
  Total reportable segments                                        $ 275,024                   $ 78,432                $  353,456
- -----------------------------------------------------------------------------------------------------------------------------------
  Intersegment eliminations                                             (137)                      (103)                     (240)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                                   $ 274,887                   $ 78,329                $  353,216
===================================================================================================================================
Net income before income taxes
 Revenues                                                          $ 275,024                   $ 78,432                $  353,456
 Benefits, losses and expenses                                       272,315                     63,923                   336,238
- -----------------------------------------------------------------------------------------------------------------------------------
  Total reportable segments                                        $   2,709                   $ 14,509                $   17,218
- -----------------------------------------------------------------------------------------------------------------------------------
  Intersegment eliminations                                              (22)                        22                         -
- -----------------------------------------------------------------------------------------------------------------------------------
  Total net income before income taxes                             $   2,687                   $ 14,531                $   17,218
- -----------------------------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense                                          (3,375)                     5,209                     1,834
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   6,062                   $  9,322                $   15,384
===================================================================================================================================
Assets
  Total reportable segments                                        $ 807,558                   $825,293                $1,632,851
  Intersegment eliminations                                         (165,135)                         -                  (165,135)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                     $ 642,423                   $825,293                $1,467,716
===================================================================================================================================

Depreciation expense and property and equipment acquisitions for the years ended December 31, 2000, 1999 and 1998, are reflected in the property and casualty insurance segment.

===================================================================================================================================
                                                                                   (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  Property and
                                                                   Casualty                     Life
                                                                   Insurance                  Insurance               Consolidated
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues
 Net premiums earned                                               $ 220,550                   $ 25,295                $  245,845
 Net investment income                                                23,297                     44,771                    68,068
 Realized investment gains and other income                           20,981                      1,815                    22,796
 Commission and policy fee income                                      1,815                          -                     1,815
- -----------------------------------------------------------------------------------------------------------------------------------
  Total reportable segments                                        $ 266,643                   $ 71,881                $  338,524
- -----------------------------------------------------------------------------------------------------------------------------------
  Intersegment eliminations                                             (140)                      (118)                     (258)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                                   $ 266,503                   $ 71,763                $  338,266
===================================================================================================================================
Net income before income taxes
 Revenues                                                          $ 266,643                   $ 71,881                $  338,524
 Benefits, losses and expenses                                       254,306                     55,822                   310,128
- -----------------------------------------------------------------------------------------------------------------------------------
  Total reportable segments                                        $  12,337                   $ 16,059                $   28,396
- -----------------------------------------------------------------------------------------------------------------------------------
  Intersegment eliminations                                              (10)                        10                         -
- -----------------------------------------------------------------------------------------------------------------------------------
  Total net income before income taxes                             $  12,327                   $ 16,069                $   28,396
- -----------------------------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense                                            (736)                     5,455                     4,719
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $  13,063                   $ 10,614                $   23,677
===================================================================================================================================
Assets
  Total reportable segments                                        $ 675,361                   $709,460                $1,384,821
  Intersegment eliminations                                         (134,227)                         -                  (134,227)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                     $ 541,134                   $709,460                $1,250,594
===================================================================================================================================

Depreciation expense and property and equipment acquisitions for the years ended December 31, 2000, 1999 and 1998, are reflected in the property and casualty insurance segment.

NOTE 12.
Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial information of the Company.

- --------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands Except Per Share Data)
- --------------------------------------------------------------------------------------------------
Quarters                                           First     Second    Third     Fourth    Total
- --------------------------------------------------------------------------------------------------
Fiscal year ended December 31, 2000
  Total revenues                                  $100,232  $101,611  $107,671  $111,065  $420,579
==================================================================================================
  Net income                                      $  3,382  $    949  $  7,094  $  4,102  $ 15,527
==================================================================================================
  Basic and diluted earnings per common share     $   0.34  $   0.09  $   0.71  $   0.41  $   1.55
==================================================================================================
Fiscal year ended December 31, 1999
  Total revenues                                  $ 79,057  $ 79,828  $ 90,868  $103,463  $353,216
==================================================================================================
  Net income                                      $  2,964  $    541  $  6,398  $  5,481  $ 15,384
==================================================================================================
  Basic and diluted earnings per common share     $   0.29  $   0.05  $   0.63  $   0.54  $   1.53
==================================================================================================
Fiscal year ended December 31, 1998
  Total revenues                                  $ 80,229  $ 94,448  $ 79,312  $ 84,277  $338,266
==================================================================================================
  Net income                                      $  8,882  $ 12,610  $ (1,963) $  4,148  $ 23,677
==================================================================================================
  Basic and diluted earnings per common share     $   0.83  $   1.18  $  (0.19) $   0.41  $   2.28
==================================================================================================

Note 13.
Earnings and Dividends Per Common Share
  Cash dividends per common share of $.71 and $.68 were declared in 2000 and 1999, respectively. In the calculation of earnings per share, stock options granted to employees were not included in the computation of diluted earnings per share because the option exercise prices were greater than the weighted average market price of the common shares over the period the options were outstanding during 2000. The options were still outstanding as of December 31, 2000.

Note 14.
Comprehensive Income
  The following table sets forth the components of other comprehensive income
(loss), and the related tax effects, for the years 2000, 1999 and 1998.

- ----------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------
                                                                                Amount    Income Tax     Amount
                                                                                Before     (Expense)     Net of
                                                                                 Tax        Benefit       Tax
- ----------------------------------------------------------------------------------------------------------------
2000
Net unrealized appreciation arising during the period                          $ 15,863      $(5,552)   $ 10,311
Less: reclassification for realized losses included in income                    (2,082)         729      (1,353)
- ----------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                     $ 17,945      $(6,281)   $ 11,664
================================================================================================================
1999
Transition adjustment for the effect of a change in accounting principle       $  9,250      $(3,237)   $  6,013
Net unrealized depreciation arising during the period                           (47,318)      16,561     (30,757)
Less: reclassification for realized gains included in income                      2,303         (806)      1,497
- ----------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                       $(40,371)    $ 14,130    $(26,241)
================================================================================================================
1998
Net unrealized appreciation arising during the period                          $  6,251     $ (2,125)   $  4,126
Less: reclassification for realized gains included in income                     22,793       (7,749)     15,044
- ----------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                       $(16,542)    $  5,624    $(10,918)
================================================================================================================

Note 15. Acquisition

   On August 10, 1999, the Company acquired American Indemnity Financial Corporation as a wholly owned subsidiary for approximately $30,212,000 in cash in exchange for 1,962,410 shares of common stock. The transaction was accounted for using the purchase method of accounting. Common stockholders of American Indemnity Financial Corporation received approximately $14.35 per share of common stock at the closing of the transaction and deferred consideration of up to $1.00 per share to be paid in two years, subject to adjustments relating to Indemnities. The purchase price paid for American Indemnity Financial Corporation has been allocated to the assets acquired and liabilities assumed, based on their fair values, and the excess purchase price has been recorded as goodwill. Goodwill of $7,846,000 is being amortized on a straight-line basis for a period of 10 years. An escrow account with a balance of $1,990,000 is included in the Company's consolidated balance sheets in other assets for payment of the deferred consideration. Any payments out of this account to American Indemnity Financial Corporation shareholders will be deemed additional consideration, and as such, would be recorded as additional goodwill relating to the purchase of American Indemnity Financial Corporation.

  In connection with the purchase, the Company developed a plan (the "exit plan") to close certain branches and involuntarily terminate certain employees of American Indemnity. A liability of $972,000, to reflect employee termination benefits of $626,000 and future contractual lease payments related to abandoned facilities of $346,000, was included in the allocation of the purchase price. The exit plan was completed by December 31, 1999. All of this liability was paid as of December 31, 2000.

  American Indemnity Financial Corporation, based in Galveston, Texas, is a holding company that is made up of the following regional property and casualty insurance companies: American Indemnity Company; American Fire and Indemnity Company; Texas General Indemnity Company; and United Fire Lloyds. The American Indemnity insurers offer personal and commercial lines of insurance through independent agents.

  The 1999 amounts in the consolidated statements of operations include American Indemnity Financial Corporation's result for the period of August 10, 1999, through December 31, 1999. The following schedule summarizes the assets acquired and the liabilities assumed as of August 10, 1999.


- -----------------------------------------------------------------------------------
Assets acquired                                              (Dollars in Thousands)
- -----------------------------------------------------------------------------------
 Fixed maturity securities                                                 $ 68,499
 Equity securities                                                           14,344
 Other assets                                                                57,355
- -----------------------------------------------------------------------------------
  Total assets acquired                                                    $140,198
- -----------------------------------------------------------------------------------
Liabilities assumed
 Policy reserves and unearned premiums                                     $102,483
 Other liabilities                                                           17,340
- -----------------------------------------------------------------------------------
  Total liabilities assumed                                                $119,823
- -----------------------------------------------------------------------------------
Net assets acquired                                                        $ 20,375
- -----------------------------------------------------------------------------------
Excess of acquisition cost over net assets acquired                           7,846
- -----------------------------------------------------------------------------------
Total purchase price                                                       $ 28,221
===================================================================================

The following table presents the unaudited proforma results of operations for 1999 and 1998 had the acquisition occurred on January 1, 1998.

- ----------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands Except Per Share Data)
- ----------------------------------------------------------------------------------------------------------
                                                       December 31, 1999                 December 31, 1998
                                                             (Unaudited)                       (Unaudited)
- ----------------------------------------------------------------------------------------------------------
Revenues                                                        $390,574                          $407,555
Net income                                                        11,748                            17,831
Basic and diluted earnings per share                                1.17                              1.72
- ----------------------------------------------------------------------------------------------------------

  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 16.
Lease

  At December 31, 2000, the future minimum payments under a noncancellable operating lease arrangement are as follows (in thousands) :

     2001                            $1,197
     2002                             1,197
     2003                               698
     --------------------------------------
     Total                           $3,092

  This lease is for the use of mainframe equipment and software located at the Cedar Rapids location, the initial term of which runs three years, with a purchase option granting the right to purchase the leased equipment at fair market value given a notice of ninety days. Total rental expense relating to this lease for 2000 amounted to $502,000.