Form 10-Q
period 2001-03-31
UNITED FIRE & CASUALTY CO
filed 2001-05-15
CIK 101199

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES


INDEX


Part 1. Financial Information

   Item 1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
   December 31, 2000                                                                          2

   Unaudited Consolidated Statements of Income for the three month periods ended
   March 31, 2001 and 2000                                                                    3

   Unaudited Consolidated Statements of Cash Flows for the three month periods ended
   March 31, 2001 and 2000                                                                    4

   Notes to Unaudited Consolidated Financial Statements                                       5

   Report of Independent Public Accountants                                                   9

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                     10


   Item 3. Quantitative and Qualitative Disclosures about Market Risk                        13


Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                                                  15

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION    Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands)

-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                March 31,        December 31,
                                                                                         2001              2000
                                                                                      Unaudited          Audited
-------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $285,330 in 2001 and $292,857 in 2000)                                    $    273,443       $    283,431
    Available-for-sale, at market (amortized cost $1,001,368
    in 2001 and $952,949 in 2000)                                                        997,773            928,947
  Equity securities (cost $31,000 in 2001 and $30,667 in 2000)                           106,027            111,132
  Policy loans                                                                             8,343              8,437
  Other long-term investments, at market (cost $11,524 in 2001
    and $12,326 in 2000)                                                                  11,950             12,864
  Short-term investments                                                                  29,902             58,290
-------------------------------------------------------------------------------------------------------------------
                                                                                    $  1,427,438       $  1,403,101

Cash and Cash Equivalents                                                           $     15,677       $          -
Accrued Investment Income                                                                 21,826             22,578
Accounts Receivable                                                                       75,998             63,955
Deferred Policy Acquisition Costs                                                         95,547             98,399
Property and Equipment                                                                    16,452             16,732
Reinsurance Receivables                                                                   39,819             41,487
Prepaid Reinsurance Premiums                                                               3,405              2,846
Intangibles                                                                                6,111              6,459
Income Taxes Receivable                                                                        -                658
Other Assets                                                                               5,829              6,279
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $  1,708,102       $  1,662,494
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                 $    351,183       $    358,032
    Life insurance                                                                       856,971            822,158
  Unearned premiums                                                                      175,576            165,212
  Accrued expenses and other liabilities                                                  22,046             34,303
  Employee benefit obligations                                                            13,338             13,115
  Income taxes payable                                                                     1,670                  -
  Deferred income taxes                                                                   16,509             12,245
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   $  1,437,293       $  1,405,065
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                      $     33,453       $     33,453
  Additional paid-in capital                                                               6,912              6,912
  Retained earnings                                                                      181,187            172,346
  Accumulated other comprehensive income, net of tax                                      49,257             44,718
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          $    270,809       $    257,429
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  1,708,102       $  1,662,494
===================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

----------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended March 31,
                                                                                             2001                 2000
----------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                 $    87,804          $    78,808
  Investment income, net                                                                   23,485               20,783
  Realized investment gains and other income                                                  925                  108
  Commission and policy fee income                                                            538                  533
----------------------------------------------------------------------------------------------------------------------
                                                                                          112,752              100,232
----------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                           56,483               56,018
  Increase in liability for future policy benefits                                          1,472                1,955
  Amortization of deferred policy acquisition costs                                        14,947               14,783
  Other underwriting expenses                                                              13,501               14,421
  Interest on policyholders' accounts                                                      11,428                9,503
----------------------------------------------------------------------------------------------------------------------
                                                                                           97,831               96,680
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                               14,921                3,552
  Federal income tax                                                                        4,274                  170
----------------------------------------------------------------------------------------------------------------------
  Net income                                                                          $    10,647          $     3,382
======================================================================================================================
  Earnings available to common shareholders                                           $    10,647          $     3,382
======================================================================================================================
  Weighted average common shares outstanding                                           10,035,819           10,060,061
======================================================================================================================
  Basic and diluted earnings per common share                                         $      1.06          $      0.34
======================================================================================================================
  Cash dividends declared per common share                                            $      0.18          $      0.17
======================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

------------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended March 31,
                                                                                           2001              2000
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                            $  10,647          $  3,382
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                                         $    (133)         $     (3)
  Depreciation and amortization                                                           1,214               713
  Realized investment gains                                                                (925)             (108)
  Changes in:
     Accrued investment income                                                              752               582
     Accounts receivable                                                                (12,043)           (3,493)
     Deferred policy acquisition costs                                                    2,852            (1,769)
     Reinsurance receivables                                                              1,668            (7,192)
     Prepaid reinsurance premiums                                                          (559)              593
     Income taxes receivable                                                                658               734
     Other assets                                                                           450              (902)
     Future policy benefits and losses, claims and
         settlement expenses                                                             (4,936)            6,467
     Unearned premiums                                                                   10,364             4,075
     Accrued expenses and other liabilities                                             (12,257)            1,916
     Employee benefit obligations                                                           223               521
     Income taxes payable                                                                 1,670                 -
     Deferred income taxes                                                                1,820              (438)
     Other, net                                                                          (7,877)              (61)
------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                   $ (17,059)         $  1,635
------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by operating activities                                 $  (6,412)         $  5,017
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                                $  43,178          $  6,220
  Proceeds from call and maturity of held-to-maturity investments                        11,538             7,309
  Proceeds from call and maturity of available-for-sale investments                      22,188            21,655
  Proceeds from sale of short-term and other investments                                 93,333            11,390
  Purchase of held-to-maturity investments                                               (1,397)           (2,333)
  Purchase of available-for-sale investments                                           (112,982)          (67,087)
  Purchase of short-term and other investments                                          (64,277)           (8,803)
  Proceeds from sale of property and equipment                                                -                53
  Purchase of property and equipment                                                       (586)             (164)
------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                               $  (9,005)         $(31,760)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts                         $  60,326          $ 53,645
     Withdrawals from investment and universal-life-type contracts                      (27,426)          (23,983)
  Purchase and retirement of common stock                                                     -               (65)
  Payment of cash dividends                                                              (1,806)           (1,710)
------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                           $  31,094          $ 27,887
------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                             $  15,677          $  1,144
Cash and Cash Equivalents at Beginning of Year                                                -             9,749
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                            $  15,677          $ 10,893
==================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

  In the opinion of the management of United Fire & Casualty Company and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

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

  For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. There were no income taxes paid for the three month periods ended March 31, 2001 and 2000. There were no significant payments of interest through March 31, 2001 and 2000, other than interest credited to policyholders' accounts.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Investments

  A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities, marketable equity securities and other long-term investments as of March 31, 2001 is as follows.

-----------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------
March 31, 2001                                                                Gross          Gross
                                                             Amortized      Unrealized     Unrealized     Fair
Type of Investment                                             Cost        Appreciation   Depreciation    Value
-----------------------------------------------------------------------------------------------------------------
Held-to-maturity
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                  $   15,105      $    348       $     -    $   15,453
        Mortgage-backed securities                                7,446           591             -         8,037
        All others                                                1,847           316             -         2,163
      States, municipalities and political subdivisions         163,572         8,524           521       171,575
      Foreign                                                     3,021           159             -         3,180
      Public utilities                                           17,961           461             -        18,422
      Corporate bonds
        Collateralized mortgage obligations                       9,225           212             -         9,437
        All other corporate bonds                                55,266         1,816            19        57,063
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                       $  273,443      $ 12,427       $   540    $  285,330
=================================================================================================================
Available-for-sale
Fixed Maturities
   Bonds
      United States Government,
      Government agencies and authorities
        Collateralized mortgage obligations                  $   27,754      $    909       $     -    $   28,663
        Mortgage-backed securities                                   12             1             -            13
        All others                                               32,267         1,255            54        33,468
      States, municipalities & political subdivisions            80,047         2,044           175        81,916
      Foreign                                                    33,583           651         1,692        32,542
      Public utilities                                          185,056         6,075         1,852       189,279
      Corporate bonds
        Collateralized mortgage obligations                      39,896           977           507        40,366
        All other corporate bonds                               602,753        13,433        24,660       591,526
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale fixed maturities                    $1,001,368      $ 25,345       $28,940    $  997,773
=================================================================================================================
Equity securities
   Common stocks
     Public utilities                                        $    2,644      $  5,741       $     -    $    8,385
     Banks, trust and insurance companies                         8,851        42,082           152        50,781
     All other common stocks                                     19,133        28,638         1,272        46,499
   Nonredeemable preferred stocks                                   372             6            16           362
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale equity securities                   $   31,000      $ 76,467       $ 1,440    $  106,027
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale                                     $1,032,368      $101,812       $30,380    $1,103,800
=================================================================================================================
Other long-term investments                                  $   11,524      $    715       $   289    $   11,950
=================================================================================================================

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The amortized cost and fair value of held-to-maturity and available-for-sale fixed maturities at March 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
---------------------------------------------------------------------------------------------------
March 31, 2001                                             Held-to-maturity     Available-for-sale
---------------------------------------------------------------------------------------------------
                                                          Amortized    Fair    Amortized     Fair
                                                            Cost      Value       Cost      Value
---------------------------------------------------------------------------------------------------
Due in one year or less                                    $ 15,356  $ 15,545  $   23,807  $ 23,096
Due after one year through five years                        56,987    59,299     392,168   391,292
Due after five years through ten years                       71,668    75,198     342,752   341,873
Due after ten years                                          97,656   102,361     174,980   172,470
Mortgage-backed securities                                    7,446     8,037          12        14
Collateralized mortgage obligations                          24,330    24,890      67,649    69,028
---------------------------------------------------------------------------------------------------
                                                           $273,443  $285,330  $1,001,368  $997,773
===================================================================================================

Note 3.   New Accounting Standards

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

Note 4.   Segment Information

     The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products, using the same marketing strategies, and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management, based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 2000 Form 10-K. The Company's selling location is used in allocating revenues between

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

----------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
----------------------------------------------------------------------------------------------
                                    Property and               Life
                                 Casualty Insurance          Insurance                Total
----------------------------------------------------------------------------------------------
March 31, 2001
----------------------------------------------------------------------------------------------
Revenues                                  $  88,951        $    23,870          $   112,821
----------------------------------------------------------------------------------------------
Intersegment eliminations                       (34)               (35)                 (69)
----------------------------------------------------------------------------------------------
Total revenues                            $  88,917        $    23,835          $   112,752
==============================================================================================
Net income                                $   7,912        $     2,735          $    10,647
==============================================================================================
Assets                                    $ 687,582        $ 1,020,520          $ 1,708,102
==============================================================================================

March 31, 2000
----------------------------------------------------------------------------------------------
Revenues                                  $  79,308        $    20,991          $   100,299
----------------------------------------------------------------------------------------------
Intersegment eliminations                       (34)               (33)                 (67)
----------------------------------------------------------------------------------------------
Total revenues                            $  79,274        $    20,958          $   100,232
==============================================================================================
Net  income                               $   1,404        $     1,978          $     3,382
==============================================================================================
Assets                                    $ 645,830        $   866,256          $ 1,512,086
==============================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

Note 5.  Derivative Instruments

  The Company writes covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At March 31, 2001 the Company had no open covered call options. In assessing the impact of any embedded derivative instruments, the Company has elected to apply Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by the Company after December 31, 1997. The Company has analyzed its financial instruments and contracts in accordance with SFAS No. 133 and determined there is no material effect on the Company's Consolidated Financial Statements.

Note 6.  Comprehensive Income

  Comprehensive income was $15,186,000 and $3,820,000 for the three months ended March 31, 2001 and 2000, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 2001, and the related consolidated statements of income for the three-month periods ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented separately herein) and, in our report dated February 15, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              Arthur Andersen LLP


Chicago, Illinois
May 3, 2001

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: 1) the uncertainties of the loss reserving process; 2) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates; 3) the actual amount of new and renewal business; 4) the competitive environment in which the Company operates;
5) developments in global financial markets that could affect the Company's investment portfolio and financing plans; 6) estimates of the financial statement impact due to regulatory actions; 7) uncertainties relating to government and regulatory policies; 8) legal developments; 9) changing rates of inflation and other economic conditions; and 10) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings. The words "believe," "anticipate", "estimate," "expect," "intend," or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

  Net operating income, which excludes net realized gains on securities, was $10,046,000 or $1.00 per share for the first quarter of 2001, compared to $3,312,000 or $.33 per share for the first quarter of 2000. Increased premium revenue, a reduction of underwriting expenses and improved catastrophe loss experience contributed to the Company's first quarter earnings.

  Revenue, comprised of premiums earned, commission income, net investment income and net realized gains on securities, was $112,752,000 for the first quarter of 2001, compared to $100,232,000 for the same period in 2000. Net premiums written for the quarter were up by $15,105,000 to $97,364,000, an increase of 18%. Price increases and new business in the property and casualty segment were the primary contributors to this growth. Net investment income also increased, rising to $23,485,000 for the three months ended March 31, 2001, compared to $20,783,000 for the first quarter of 2000.

  The GAAP combined ratio improved to 93% for the first quarter of 2001 from 107% for the same period last year. Excluding catastrophes, the GAAP combined ratio was 91% for the first quarter of 2001 and 95% for the first quarter of 2000. The after-tax charge to earnings from catastrophes was $914,000, or $.09 per share, for the first quarter of 2001 compared to $5,439,000, or $.54 per share, for the first quarter of 2000. The reduction in underwriting expenses was due in part to the closing of four southern branch offices and efficiency gains in other areas of the Company, both of which occurred throughout 2000.

  Net income for the first quarter of 2001 was $10,647,000, or $1.06 per share, compared to net income of $3,382,000, or $.34 per share, for the first quarter of 2000. The Company recorded after-tax realized investment gains and other income of $601,000 in the first quarter of 2001, compared to $70,000 in the same period of 2000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property and casualty insurance segment

  For the first quarters of 2001 and 2000, the property and casualty segment recorded net income of $7,912,000 and $1,404,000, respectively. Results of the segment benefited from the reduction in catastrophes and the improvement in underwriting expenses. Net written premiums of $91,332,000 was up 19% over the first quarter of 2000. Based upon current conditions, management anticipates that annual growth in property and casualty premiums written in 2001 will be approximately 15%.

Life insurance segment

  For the first quarter of 2001, the life segment reported net income of $2,735,000, compared to net income of $1,978,000 for the first quarter of 2000. Premium revenue was relatively flat between the first quarters of 2001 and 2000, while net investment income grew by $2,565,000, or 18%. Net realized investment gains were $506,000 in the first quarter of 2001, compared to net realized investment losses of $2,000 in the first quarter of 2000. The life segment's operating expenses increased by $1,706,000, or 10%, between the first quarters of 2001 and 2000, due primarily to interest credited to new and existing policies.

Investment results

  The increase in net investment income from $20,783,000 in the first quarter of 2000 to $23,485,000 in the first quarter of 2001 was attributable to growth in the Company's investment portfolio. Realized investment gains on securities increased by $817,000 to $925,000 through March 31, 2001, when compared to the same period in 2000. This increase was attributable to gains realized on available-for-sale corporate fixed income securities that were sold during the first quarter of 2001, and the retirement of a fixed income security issue with strong call protection.

FINANCIAL CONDITION

Investments

  The Company's investments, comprised primarily of fixed income securities, increased $24,337,000, or 2%, between December 31, 2000 and March 31, 2001. Of this growth, $14,857,000 was attributable to changes in the market prices of the Company's securities classified as available-for-sale and other invested assets, both of which are reported at market value. The unrealized appreciation from these investments is reported net of tax in a separate component of stockholders' equity. At March 31, 2001, $997,773,000, or 78%, of the fixed income security portfolio was classified as available-for-sale, compared to $928,947,000, or 77%, at December 31, 2000. The Company has the ability and the intent to hold a majority of its fixed income securities to maturity, but has moved towards a larger concentration of available-for-sale fixed income securities to be able to take advantage of the constantly changing market conditions. The Company's remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost. The Company did not have securities classified as trading at March 31, 2001 or December 31, 2000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets

  Commissions and other costs of underwriting insurance, which vary with and are primarily related to the production of business, are deferred and capitalized to the extent recoverable. The resulting asset is referred to as deferred acquisition costs (DAC), and constitutes the Company's second largest asset, after investments. The DAC asset is amortized over the life of the insurance policies written, to attain a matching of revenue to expense. One component of a life company's estimate of the DAC asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available for sale securities in its investment portfolio. In the first quarter of 2001, a decrease in the life segment's unrealized loss component resulted in a decrease to DAC of $7,877,000. As of March 31, 2001, this component contributed $3,863,000 to the reported DAC asset, compared to $11,741,000 as of December 31, 2000. The variance in this component is the primary reason for a decrease in the life segment's DAC balance, from $75,014,000 at December 31, 2000 to $69,687,000 at March 31, 2001, a change of 7%.

  Deferred acquisition costs of the property and casualty segment, uneffected by unrealized gains or losses, increased during the first quarter of 2001 by $2,475,000, or 11%, to $25,860,000. The segment's growth in premium volume was the primary contributor to this increase.

  Accounts receivable are amounts due from property and casualty insurance agents and brokers for premiums written less commissions paid. These receivables increased by 19%, or $12,043,000, from $63,955,000 to $75,998,000 between
December 31, 2000 and March 31, 2001. The increase in property and casualty writings accounted for the growth in this asset. The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

Liabilities

  The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment and is established to provide for the payment of policy benefits that are to be paid in the future. With respect to annuity and most universal life products, the Company records a liability equal to the amount of the premiums paid by policyholders, less insurance charges and expense loads, plus interest credited to the policy. As deposits from annuities and universal life products have grown, future policy benefits have grown. The liability increased by $34,813,000, or 4%, to $856,971,000 between December 31, 2000 and March 31, 2001. Direct and assumed reserves established for losses and expenses decreased by $6,849,000, or 2%, to $351,183,000 from December 31, 2000 to March 31, 2001.

  Accrued expenses and other liabilities decreased from $34,303,000 at December 31, 2000 to $22,046,000 at March 31, 2001 due to settlement of accounts payable. Expenses the Company accrues at the end of the year, such as premium taxes and contingent commissions payable to property and casualty agents, are substantially paid for by the end of the following first quarter. Included in the December 31, 2000 accrued expenses and other liabilities was a negative cash balance of $9,307,000, which primarily represents amounts which have been issued for claims that have not yet cleared the banking system. Short-term investments are available for the Company's cash needs. See "Cash flow and liquidity".

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Deferred income taxes have increased by $4,264,000 to $16,509,000, due in part to growth in unrealized appreciation of $6,983,000. Federal income taxes on net unrealized appreciation are deferred until the securities are sold.

  The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has, at times, written covered call options to generate additional portfolio income. There were no open covered call options at March 31, 2001 and December 31, 2000.

Stockholders' equity

  The Company's stockholders' equity increased from $257,429,000 at December 31, 2000, to $270,809,000 at March 31, 2001, an increase of 5%. Increases to equity included net income of $10,647,000 and net unrealized appreciation of $4,539,000 (net of tax). Stockholder dividends of $1,806,000 decreased stockholders' equity. The Company did not repurchase shares of its common stock during the first quarter of 2001. As of March 31, 2001, the Company had authorization granted by the Board of Directors to repurchase 89,210 shares of its common stock.

Cash flow and liquidity

  Cash flow and liquidity is primarily derived from the operating cash flows of the Company's property and casualty and life insurance operations. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash used in the Company's operating activities was $(6,412,000) through March 31, 2001, versus $5,017,000 of cash provided by operating activities through March 31, 2000.

  Funds the Company has available for short-term cash needs are invested primarily in money market accounts and fixed-income securities. At March 31, 2001, the Company's consolidated invested assets included $29,902,000 of short-term investments. In addition, the Company maintains a $20 million bank line of credit. During 2001 and 2000, the Company did not utilize the line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus 1%. Management believes that the Company's liquid assets and net cash provided by operations will enable it to meet any foreseeable cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. The Company's primary market risk exposure is changes in interest rates, although the Company has some exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

  The active management of market risk is integral to the Company's operations. Investment guidelines are in place that define the overall framework for managing the Company's market and other investment risks, including accountability and controls. In addition, the Company has specific investment policies for each of its subsidiaries that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements. In response to market risk, the Company may respond by rebalancing its existing asset portfolio or by changing the character of future investment purchases.

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

  There have been no material changes in the Company's market risk or market risk factors from that reported in the Company's 2000 Form 10-K.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) 11 - Computation of Earnings Per Common Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
--------------------------------------------------------------------------------
(Registrant)

May 3, 2001
--------------------------------------------------------------------------------
(Date)

John A. Rife
--------------------------------------------------------------------------------
John A. Rife
President, Chief Executive Officer

K.G. Baker
--------------------------------------------------------------------------------
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer