Form 10-Q
period 2001-06-30
UNITED FIRE & CASUALTY CO
filed 2001-08-14
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001




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


As of August 2, 2001, 10,035,819 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES



INDEX




Part 1. Financial Information

    Item 1. Financial Statements

    Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
    December 31, 2000                                                          2

    Consolidated Statements of Income (unaudited) for the three-month
    periods ended June 30, 2001 and 2000                                       3

    Consolidated Statements of Income (unaudited) for the six-month
    periods ended June 30, 2001 and 2000                                       4

    Consolidated Statements of Cash Flows (unaudited) for the six-month
    periods ended June 30, 2001 and 2000                                       5

    Notes to Unaudited Consolidated Financial Statements                       6

    Report of Independent Public Accountants                                   9

    Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                 10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk        14


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                                  15

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION      Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands)

------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                       June 30,             December 31,
                                                                                               2001                   2000
                                                                                             Unaudited              Audited
------------------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $274,895 in 2001 and $292,857 in 2000)                                            $  264,508              $  283,431
    Available-for-sale, at market (amortized cost $1,045,848
    in 2001 and $952,949 in 2000)                                                            1,033,336                 928,947
  Equity securities (cost $30,775 in 2001 and $30,667 in 2000)                                 109,277                 111,132
  Policy loans                                                                                   8,426                   8,437
  Other long-term investments, at market (cost $10,498 in 2001
    and $12,326 in 2000)                                                                        10,391                  12,864
  Short-term investments                                                                        21,512                  58,290
------------------------------------------------------------------------------------------------------------------------------
                                                                                            $1,447,450              $1,403,101

Cash and Cash Equivalents                                                                   $   24,514              $        -
Accrued Investment Income                                                                       25,632                  22,578
Accounts Receivable                                                                             80,722                  63,955
Deferred Policy Acquisition Costs                                                              100,094                  98,399
Property and Equipment                                                                          15,982                  16,732
Reinsurance Receivables                                                                         42,375                  41,487
Prepaid Reinsurance Premiums                                                                     3,455                   2,846
Intangibles                                                                                      5,670                   6,459
Income Taxes Receivable                                                                          3,681                     658
Other Assets                                                                                     5,941                   6,279
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $1,755,516              $1,662,494
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                         $  361,583              $  358,032
    Life insurance                                                                             888,140                 822,158
  Unearned premiums                                                                            187,832                 165,212
  Accrued expenses and other liabilities                                                        23,971                  34,303
  Employee benefit obligations                                                                  13,387                  13,115
  Deferred income taxes                                                                         14,031                  12,245
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           $1,488,944              $1,405,065
------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                              $   33,453              $   33,453
  Additional paid-in capital                                                                     6,912                   6,912
  Retained earnings                                                                            179,166                 172,346
  Accumulated other comprehensive income, net of tax                                            47,041                  44,718
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                  $  266,572              $  257,429
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $1,755,516              $1,662,494
==============================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended June 30,
                                                                                   2001                   2000
                                                                                (unaudited)            (unaudited)
------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                        $    89,935               $    79,518
  Investment income, net                                                          24,790                    21,493
  Realized investment gains and other income                                         573                        33
  Commission and policy fee income                                                   543                       567
------------------------------------------------------------------------------------------------------------------
                                                                                 115,841                   101,611
------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                  72,179                    58,953
  Increase in liability for future policy benefits                                 1,331                     2,262
  Amortization of deferred policy acquisition costs                               16,153                    15,387
  Other underwriting expenses                                                     16,249                    14,613
  Interest on policyholders' accounts                                             11,900                    10,562
------------------------------------------------------------------------------------------------------------------
                                                                                 117,812                   101,777
------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                                        (1,971)                     (166)
  Federal income tax benefit                                                      (1,756)                   (1,115)
------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                                          $      (215)              $       949
==================================================================================================================
  (Loss) earnings available to common shareholders                           $      (215)              $       949
==================================================================================================================
  Weighted average common shares outstanding                                  10,035,819                10,056,499
==================================================================================================================
  Basic and diluted (loss) earnings per common share                         $      (.02)              $      0.09
==================================================================================================================
  Cash dividends declared per common share                                   $      0.18               $      0.18
==================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Six months ended June 30,
                                                                                              2001                   2000
                                                                                           (unaudited)            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                      $  177,739              $  158,326
  Investment income, net                                                                       48,275                  42,276
  Realized investment gains and other income                                                    1,498                     141
  Commission and policy fee income                                                              1,081                   1,100
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              228,593                 201,843
-----------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                              128,662                 114,971
  Increase in liability for future policy benefits                                              2,803                   4,217
  Amortization of deferred policy acquisition costs                                            31,100                  30,170
  Other underwriting expenses                                                                  29,750                  29,034
  Interest on policyholders' accounts                                                          23,328                  20,065
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              215,643                 198,457
-----------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                   12,950                   3,386
  Federal income tax (benefit)                                                                  2,518                    (945)
-----------------------------------------------------------------------------------------------------------------------------
  Net income                                                                               $   10,432              $    4,331
=============================================================================================================================
  Earnings available to common shareholders                                                $   10,432              $    4,331
=============================================================================================================================
  Weighted average common shares outstanding                                               10,035,819              10,058,280
=============================================================================================================================
  Basic and diluted earnings per common share                                              $     1.04              $     0.43
=============================================================================================================================
  Cash dividends declared per common share                                                 $     0.36              $     0.35
=============================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Six months ended June 30,
                                                                                           2001                         2000
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                              $  10,432                    $  4,331
-----------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                                           $    (452)                   $   (117)
  Depreciation and amortization                                                             2,124                       1,605
  Realized investment gains                                                                (1,498)                       (141)
  Changes in:
     Accrued investment income                                                             (3,054)                     (2,019)
     Accounts receivable                                                                  (16,767)                    (15,594)
     Deferred policy acquisition costs                                                     (1,695)                     (7,129)
     Reinsurance receivables                                                                 (888)                     (6,686)
     Prepaid reinsurance premiums                                                            (609)                       (150)
     Income taxes receivable                                                               (3,023)                     (1,228)
     Other assets                                                                             338                        (657)
     Future policy benefits and losses, claims and
         settlement expenses                                                                8,736                      13,659
     Unearned premiums                                                                     22,620                      16,800
     Accrued expenses and other liabilities                                               (10,332)                       (830)
     Employee benefit obligations                                                             272                         835
     Deferred income taxes                                                                    531                         (44)
     Other, net                                                                            (5,301)                      3,152
-----------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                     $  (8,998)                   $  1,456
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                             $   1,434                    $  5,787
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                                  $  49,789                    $ 43,774
  Proceeds from call and maturity of held-to-maturity investments                          20,558                      14,822
  Proceeds from call and maturity of available-for-sale investments                        54,052                      30,573
  Proceeds from sale of short-term and other investments                                  157,536                      34,388
  Purchase of held-to-maturity investments                                                 (1,397)                     (2,333)
  Purchase of available-for-sale investments                                             (194,950)                   (147,515)
  Purchase of short-term and other investments                                           (119,108)                    (30,486)
  Proceeds from sale of property and equipment                                                  -                         136
  Purchase of property and equipment                                                         (585)                     (1,179)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                 $ (34,105)                  $ (57,820)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts                           $ 106,888                   $ 109,279
     Withdrawals from investment and universal-life-type contracts                        (46,091)                    (52,238)
  Purchase and retirement of common stock                                                       -                        (409)
  Payment of cash dividends                                                                (3,612)                     (5,230)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                             $  57,185                   $  51,402
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    $  24,514                   $    (631)
Cash and Cash Equivalents at Beginning of Year                                                  -                       9,749
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $  24,514                   $   9,118
=============================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

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

     For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid for the six-month periods ended June 30, 2001 and 2000 were $4,651,000 and $727,000, respectively. There were no significant payments of interest through June 30, 2001 and 2000, other than interest credited to policyholders' accounts.

Note 2. New Accounting Standards
     Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The impact of adopting SOP 98-7 had no effect on the Company's Consolidated Financial Statements.

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Including Stock Compensation (an Interpretation of Accounting Principles Board ("APB") Opinion No. 25)". FIN No. 44 clarifies the application of APB Opinion No. 25 for only certain issues, such as (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 had no impact on the Company's Consolidated Financial Statements.

Effective December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The impact of adopting SAB No. 101 had no effect on the Company's Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which becomes effective January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The impact of adopting SFAS No. 141 will not have any effect on the Company's Consolidated Financial Statements. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Recognized intangible assets (other than those with an indefinite life) will then be amortized over their estimated useful lives. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its results of operations and financial position.

Note 3. Segment Information
     The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products, using the same marketing strategies, and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management, based on both a statutory and a GAAP basis. Results are analyzed based on profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 2000 Form 10-K. The Company's selling location is used in allocating revenues between foreign and domestic, and as such, the Company has no revenues allocated to foreign countries. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                         (Dollars in Thousands)
--------------------------------------------------------------------------------
                              Property and           Life
                           Casualty Insurance     Insurance             Total
--------------------------------------------------------------------------------
June 30, 2001
--------------------------------------------------------------------------------
Revenues                        $180,256          $   48,508         $  228,764
--------------------------------------------------------------------------------
Intersegment eliminations            (63)               (108)              (171)
--------------------------------------------------------------------------------
Total revenues                  $180,193          $   48,400         $  228,593
================================================================================
Net income                      $  5,449          $    4,983         $   10,432
================================================================================
Assets                          $704,920          $1,050,596         $1,755,516
================================================================================

June 30, 2000
--------------------------------------------------------------------------------
Revenues                        $159,964          $   42,014         $  201,978
--------------------------------------------------------------------------------
Intersegment eliminations            (69)                (66)              (135)
--------------------------------------------------------------------------------
Total revenues                  $159,895          $   41,948         $  201,843
================================================================================
Net income                      $    889          $    3,442         $    4,331
================================================================================
Assets                          $661,984          $  884,901         $1,546,885
================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Derivative Instruments

     The Company writes covered call options on its equity portfolio to generate additional portfolio income and does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At June 30, 2001 the Company had $32,845 of open covered call options. In assessing the impact of any embedded derivative instruments, the Company has elected to apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by the Company after December 31, 1997. The Company has analyzed its financial instruments and contracts in accordance with SFAS No. 133 and determined there is no material effect on the Company's Consolidated Financial Statements.

Note 5. Comprehensive Income

      Comprehensive income (loss) was $12,755,000 and $(208,000) for the six months ended June 30, 2001 and 2000, respectively. Comprehensive loss was $(2,431,000) and $(4,029,000) for the three months ended June 30, 2001 and 2000, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
August 2, 2001

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

RESULTS OF OPERATIONS
     The Company recorded a net operating loss, which excludes net realized gains and losses on securities, of $587,000 or $.06 per share for the second quarter of 2001, compared to net operating income of $927,000 or $.09 per share for the second quarter of 2000. Catastrophes, primarily storm activity occurring across the United States during the second quarter of 2001, contributed $6,578,000 or $.66 per share to the three-month net operating loss. According to estimates from Insurance Services Office, the second quarter of 2001 will be the second-worst second quarter in the last ten years for insured-property losses. Despite the Company's overall second quarter results, the Company's life segment had a very favorable second quarter, reporting net income of $2,248,000, compared to $1,464,000 for the second quarter of 2000.
      Revenues, consisting principally of net premiums earned and net investment income, increased between the second quarters of 2000 and 2001 by $14,230,000 (14%) to $115,841,000. Price increases and new business in the property and casualty segment accounted for the increase in premiums earned. Growth in the investment portfolio contributed to the increase in net investment income between the second quarters of 2000 and 2001.
      The GAAP combined ratio was 112 percent for the second quarter of 2001, up from 108 percent for the same period last year, due primarily to an increase in claim severity. Excluding catastrophes, the GAAP combined ratio was 100 percent and 96 percent, respectively.
      Net loss for the second quarter of 2001 was $215,000 or $.02 per share, compared to net income of $949,000 or $.09 per share for the second quarter of 2000. The Company recorded after-tax realized investment gains and other income of $372,000 in the second quarter of 2001, compared to $22,000 in the same period of 2000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date results:
     The Company recorded net operating income of $9,458,000 or $.94 per share through June 30, 2001, compared to net operating income of $4,239,000 or $.42 per share through June 30, 2000. The total after-tax impact on the Company's six-month results from all catastrophes occurring in 2001 and prior years was $7,483,000, or $.75 per share, compared to $11,309,000 or $1.12 per share through the second quarter of 2000. The GAAP combined ratio improved to 102 percent for the first half of 2001 from 108 percent for the same period last year. Excluding catastrophes, the year-to-date GAAP combined ratio was 95 percent and 96 percent, respectively.
     Net income, which includes net operating income and realized investment gains and losses on securities, through June 30, 2001 was $10,432,000 or $1.04 per share, compared to net income of $4,331,000 or $.43 per share through the first half of 2000.

Property and casualty insurance segment
     Storm activity negatively impacted the property and casualty segment's quarter and year-to-date current earnings. For the second quarter of 2001 the property and casualty segment recorded a net loss of $2,463,000, compared to a net loss of $515,000 for the second quarter of 2000. Net premiums earned by the property and casualty segment increased between the second quarters by $10,442,000 (14%) to $83,421,000. Losses and settlement expenses grew by $11,188,000 (20%) to $68,393,000, largely as the result of an increase in the severity of claims, primarily in the fire and workers' compensation lines of business.
     Year-to-date, the property and casualty segment recorded net income of $5,449,000, compared to net income of $889,000 for the first half of 2000. For the six-month period ended June 30, 2001, growth in net premiums earned exceeded increases in losses and settlement expenses. Net premiums earned increased by $19,614,000 (14%) to $164,883,000, while losses and settlement expenses increased by $10,812,000 (10%) to $121,160,000. A majority of this year's catastrophe losses were incurred during the second quarter of 2001.

Life insurance segment
     The life segment reported favorable results for the second quarter of 2001. Three-month net income was $2,248,000, compared to net income of $1,464,000 for the same period in 2000. Between the second quarters of 2000 and 2001, increases in the life segment's investment income and realized investment gains exceeded the growth in operating expenses, while premium revenue was relatively flat. Net investment income grew by $2,562,000 (17%) to $17,691,000 between the second quarters of 2000 and 2001, and realized investment gains increased by $1,017,000 to $361,000 between the second quarters of 2000 and 2001. The life segment's operating expenses increased by $2,342,000 (12%) to $21,084,000 when compared to the second quarter of 2000, due primarily to growth in losses and settlement expenses.
     Year-to-date, the life segment's net income was $4,983,000 compared to net income of $3,442,000 for the first half of 2000. There was little change in the life segment's premium revenue when compared to the first half of 2000, while net investment income grew by $5,127,000 (17%) to $34,677,000 and realized investment gains increased by $1,525,000 to $867,000 through June 30, 2001. Operating expenses increased by $4,048,000 (11%) to $40,709,000, due primarily to interest credited on policyholders' accounts and increases in losses and settlement expenses.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment results

The composition of the investment portfolio at June 30, 2001, is presented in the following table.

                                 Property & Casualty               Life
                                      Segment                    Segment                      Total
                               -----------------------    ---------------------     -------------------------
($ in thousands)                            Percent To                Percent To                   Percent To
                                              Total                      Total                       Total
                                            ----------                ----------                   ----------
Fixed income securities/1/      $ 358,133         73.0%   $ 939,711         98.2%   $ 1,297,844          89.7%
Equity securities                 104,535         21.3        4,742          0.5        109,277           7.5
Policy loans                           -           0.0        8,426          0.9          8,426           0.6
Short-term                         17,456          3.6        4,056          0.4         21,512           1.5
Other                              10,391          2.1            -          0.0         10,391           0.7
                                ---------    ---------    ---------    ---------    -----------     ---------
                                $ 490,515        100.0%   $ 956,935        100.0%   $ 1,447,450         100.0%
                                =========    =========    =========    =========    ===========     =========

     Net investment income during the second quarter of 2001 increased by $3,297,000 (15%) to $24,790,000 from the same period in 2000 as a result of an increase in invested assets. Invested assets at June 30, 2001 were $1,447,450,000 versus $1,277,610,000 at June 30, 2000. Net realized gains on investments increased to $1,498,000 in the first half of 2001, compared to $141,000 for the six-month period ending June 30, 2000. This increase was attributable to gains realized on available-for-sale corporate fixed income securities that were sold during the first half of 2001, and the retirement of a fixed income security issue with strong call protection.

FINANCIAL CONDITION

Investments

     The Company's investments, comprised primarily of fixed income securities, increased $44,349,000, or 3%, between December 31, 2000 and June 30, 2001. Of this growth, $8,849,000 was attributable to changes in the market prices of the Company's securities classified as available-for-sale and other invested assets, both of which are reported at market value. The unrealized appreciation from these investments is reported net of tax in a separate component of stockholders' equity. At June 30, 2001, $1,033,336,000, or 80%, of the fixed income security portfolio was classified as available-for-sale, compared to $928,947,000, or 77%, at December 31, 2000. The Company has the ability and the intent to hold a majority of its fixed income securities to maturity, but has moved towards a larger concentration of available-for-sale fixed income securities to be able to take advantage of the constantly changing market conditions. The Company's remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost. The Company did not have securities classified as trading at June 30, 2001 or December 31, 2000.

Other assets

     Commissions and other costs of underwriting insurance, which vary with and are primarily related to the production of business, are deferred and capitalized to the extent recoverable. The resulting asset is referred to as deferred acquisition costs (DAC), and constitutes the Company's second largest asset, after investments. The DAC asset is amortized over the life of the insurance policies written, to attain a matching of revenue to expense. Growth in premiums written will typically result in an increase to the DAC asset. However, the DAC asset is limited by

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unprofitability in individual lines of insurance. Therefore, if a line of business is unprofitable, an insurer is limited in the underwriting expenses (if any) that may be capitalized and amortized for that line of business. As of June 30, 2001, the Company's property and casualty segment's DAC asset grew by $3,130,000 (13%) to $26,516,000 from December 31, 2000.
     The life segment's DAC asset decreased between December 31, 2000 and June 30, 2001 by $1,436,000 (2%). One component of a life company's estimate of the DAC asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available for sale securities in its investment portfolio. In the first half of 2001, the unrealized loss component of the Company's life segment DAC calculation contributed a decrease of $5,263,000 in the reported DAC asset. This unrealized loss component of DAC was partially offset by an increase in the life segment's net deferred expenses of $3,827,000.
     Accounts receivable, which consist of amounts due from property and casualty insurance agents and brokers, increased by $16,767,000 (26%) to $80,722,000 between December 31, 2000 and June 30, 2001 due primarily to two factors; 1) an increase in property and casualty premiums written and 2) an increase in the utilization of the Company's payment plans - as more premiums were deferred, the balance in the accounts receivable increased.
     The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

Liabilities
     The Company's largest liability is that of future policy benefits, which relates exclusively to the life segment and is established to provide for the future payment of benefits on life insurance policies in force. As of June 30, 2001, future policy benefits grew by $65,982,000 (8%) to $888,140,000 from December 31, 2000. An increase in deposits and interest credited (less certain policy charges) from annuities and universal life products have resulted in the increase in future policy benefits. Through the first half of 2001, annuity and universal life deposits totaled $83,560,000 and interest credited to policyholder accounts totaled $23,328,000.
     The property and casualty segment's reserves for direct and assumed losses and expenses increased by $3,551,000 (1%) to $361,583,000 between December 31, 2000 and June 30, 2001.
     Accrued expenses and other liabilities decreased from $34,303,000 at December 31, 2000 to $23,971,000 at June 30, 2001. Included in the December 31, 2000 accrued expenses and other liabilities was a negative cash balance of $9,307,000, which primarily represents amounts which have been issued for claims that have not yet cleared the banking system. Short-term investments are available for the Company's cash needs. See "Cash flow and liquidity".
     Deferred income taxes have increased by $1,786,000 to $14,031,000, due in part to net unrealized appreciation on investment securities. Federal income taxes on net unrealized appreciation are deferred until the securities are sold.
     The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has, at times, written covered call options to generate additional portfolio income. There were $32,485 and $0 of open covered call options at June 30, 2001 and December 31, 2000, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders' equity

     The Company's stockholders' equity increased from $257,429,000 at December 31, 2000, to $266,572,000 at June 30, 2001, an increase of 4%. Increases to equity included net income of $10,432,000 and net unrealized appreciation of $2,323,000 (net of tax). Stockholder dividends of $3,612,000 decreased stockholders' equity. As of June 30, 2001, the Company had authorization granted by the Board of Directors to repurchase 89,210 shares of its common stock. The Company did not repurchase shares of its common stock during the first half of 2001.

Cash flow and liquidity

     Cash flow and liquidity is primarily derived from the operating cash flows of the Company's property and casualty and life insurance operations. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $1,434,000 through June 30, 2001, versus $5,787,000 of cash provided by operating activities through June 30, 2000.

     Funds the Company has available for short-term cash needs are invested primarily in money market accounts and fixed-income securities. At June 30, 2001, the Company's consolidated invested assets included $21,512,000 of short-term investments. In addition, the Company maintains a $20 million bank line of credit. During 2001 and 2000, the Company did not utilize the line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus 1%. Management believes that the Company's liquid assets and net cash provided by operations will enable it to meet any expected cash requirements.

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

UNITED FIRE & CASUALTY COMPANY
------------------------------
(Registrant)

August 2, 2001
--------------
(Date)

----------------------------------
John A. Rife
President, Chief Executive Officer

----------------------------------
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer