Form 10-Q
period 2001-09-30
UNITED FIRE & CASUALTY CO
filed 2001-11-14
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

Commission File Number 2-39621


UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)



              Iowa                             42-0644327
---------------------------------   ---------------------------------
(State of Incorporation)            (IRS Employer Identification No.)


118 Second Avenue, S.E.
Cedar Rapids, Iowa                                        52407
---------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


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



As of October 31, 2001, 10,035,819 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

INDEX

Part I. Financial Information

    Item 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
    December 31, 2000                                                                                               2

    Consolidated Statements of Income (unaudited) for the three-month periods ended
    September 30, 2001 and 2000                                                                                     3

    Consolidated Statements of Income (unaudited) for the nine-month periods ended
    September 30, 2001 and 2000                                                                                     4

    Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended
    September 30, 2001 and 2000                                                                                     5

    Notes to Unaudited Consolidated Financial Statements                                                            6

    Report of Independent Public Accountants                                                                       10

    Item 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                                                          11


    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             15


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                                                                       16

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION      Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS


(In thousands)
--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      September 30,           December 31,
                                                                                                 2001                   2000
                                                                                             (Unaudited)             (Audited)
--------------------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
      value $269,958 in 2001 and $292,857 in 2000)                                           $   255,708            $   283,431
    Available-for-sale, at market (amortized cost $1,099,310
      in 2001 and $952,949 in 2000)                                                            1,116,634                928,947
  Equity securities, at market (cost $33,282 in 2001 and $30,667 in 2000)                        107,540                111,132
  Policy loans                                                                                     8,288                  8,437
  Other long-term investments, at market (cost $9,749 in 2001
    and $12,326 in 2000)                                                                           9,486                 12,864
  Short-term investments                                                                          33,249                 58,290
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 1,530,905            $ 1,403,101

Cash and Cash Equivalents                                                                    $    13,495            $         -
Accrued Investment Income                                                                         23,842                 22,578
Accounts Receivable                                                                               85,705                 63,955
Deferred Policy Acquisition Costs                                                                 91,374                 98,399
Property and Equipment                                                                            15,698                 16,732
Reinsurance Receivables                                                                           43,029                 41,487
Prepaid Reinsurance Premiums                                                                       3,562                  2,846
Intangibles                                                                                        5,279                  6,459
Income Taxes Receivable                                                                            2,561                    658
Other Assets                                                                                       5,969                  6,279
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $ 1,821,419            $ 1,662,494
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                          $   369,004            $   358,032
    Life insurance                                                                               925,888                822,158
  Unearned premiums                                                                              192,141                165,212
  Accrued expenses and other liabilities                                                          29,750                 34,303
  Employee benefit obligations                                                                    12,859                 13,115
  Deferred income taxes                                                                           16,873                 12,245
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            $ 1,546,515            $ 1,405,065
================================================================================================================================
Stockholders' Equity
  Common stock                                                                               $    33,453            $    33,453
  Additional paid-in capital                                                                       6,912                  6,912
  Retained earnings                                                                              178,862                172,346
  Accumulated other comprehensive income, net of tax                                              55,677                 44,718
--------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   $   274,904            $   257,429
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 1,821,419            $ 1,662,494
================================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended September 30,
                                                                                        2001                          2000
----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                               $   97,373                    $   86,071
  Investment income, net                                                                25,321                        22,089
  Realized investment losses and other income                                           (1,637)                       (1,057)
  Commission and policy fee income                                                         549                           568
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       121,606                       107,671
----------------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                        76,296                        58,192
  Increase in liability for future policy benefits                                       1,298                           520
  Amortization of deferred policy acquisition costs                                     17,327                        14,931
  Other underwriting expenses                                                           13,509                        13,303
  Interest on policyholders' accounts                                                   12,168                        11,619
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       120,598                        98,565
----------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                             1,008                         9,106
  Federal income tax (benefit) expense                                                    (495)                        2,012
----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                        $    1,503                    $    7,094
==================================================================================================================================
  Earnings available to common shareholders                                         $    1,503                    $    7,094
==================================================================================================================================
  Weighted average common shares outstanding                                        10,035,819                    10,036,853
==================================================================================================================================
  Basic and diluted earnings per common share                                       $     0.15                    $     0.71
==================================================================================================================================
  Cash dividends declared per common share                                          $     0.18                    $     0.18
==================================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended September 30,
                                                                                         2001                        2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                                $  275,112                  $  244,397
  Investment income, net                                                                 73,596                      64,365
  Realized investment losses and other income                                              (139)                       (916)
  Commission and policy fee income                                                        1,630                       1,668
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        350,199                     309,514
-----------------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                        204,958                     173,163
  Increase in liability for future policy benefits                                        4,101                       4,737
  Amortization of deferred policy acquisition costs                                      48,427                      45,101
  Other underwriting expenses                                                            43,259                      42,337
  Interest on policyholders' accounts                                                    35,496                      31,684
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        336,241                     297,022
-----------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                             13,958                      12,492
  Federal income tax expense                                                              2,023                       1,067
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                         $   11,935                  $   11,425
===================================================================================================================================
  Earnings available to common shareholders                                          $   11,935                  $   11,425
===================================================================================================================================
  Weighted average common shares outstanding                                         10,035,819                  10,051,086
===================================================================================================================================
  Basic and diluted earnings per common share                                        $     1.19                  $     1.14
===================================================================================================================================
  Cash dividends declared per common share                                           $     0.54                  $     0.53
===================================================================================================================================


The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended September 30,
                                                                                       2001                        2000
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                          $  11,935                   $  11,425
-------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                                       $    (667)                  $    (269)
  Depreciation and amortization                                                         3,602                       3,890
  Realized investment losses                                                              139                       1,173
  Changes in:
     Accrued investment income                                                         (1,264)                       (982)
     Accounts receivable                                                              (21,750)                    (20,553)
     Deferred policy acquisition costs                                                  7,025                      (6,886)
     Reinsurance receivables                                                           (1,542)                    (12,805)
     Prepaid reinsurance premiums                                                        (716)                        421
     Income taxes receivable                                                           (1,903)                      1,169
     Other assets                                                                         310                       1,037
     Future policy benefits and losses, claims and
       settlement expenses                                                             18,546                      22,042
     Unearned premiums                                                                 26,929                      20,342
     Accrued expenses and other liabilities                                            (4,553)                      3,085
     Employee benefit obligations                                                        (256)                        283
     Income taxes payable                                                                   -                         680
     Deferred income taxes                                                             (1,273)                     (1,277)
     Other, net                                                                       (17,327)                        443
-------------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                 $   5,300                   $  11,793
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                         $  17,235                   $  23,218
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                              $  68,392                   $  49,332
  Proceeds from call and maturity of held-to-maturity investments                      29,453                      23,663
  Proceeds from call and maturity of available-for-sale investments                    61,497                      48,390
  Proceeds from sale of short-term and other investments                              296,945                      69,995
  Purchase of held-to-maturity investments                                             (1,397)                     (3,332)
  Purchase of available-for-sale investments                                         (278,616)                   (208,509)
  Purchase of short-term and other investments                                       (269,363)                    (68,170)
  Proceeds from sale of property and equipment                                              -                         165
  Purchase of property and equipment                                                   (1,388)                     (1,824)
-------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             $ (94,477)                  $ (90,290)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts                       $ 166,590                   $ 158,703
     Withdrawals from investment and universal-life-type contracts                    (70,434)                    (76,683)
  Purchase and retirement of common stock                                                   -                        (421)
  Payment of cash dividends                                                            (5,419)                     (5,328)
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                         $  90,737                   $  76,271
-------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                           $  13,495                   $   9,199
Cash and Cash Equivalents at Beginning of Year                                              -                       9,749
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $  13,495                   $  18,948
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

    The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Departments of the states in which the Company is domiciled (statutory accounting principles). To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid(received) for the nine-month periods ended September 30, 2001 and 2000 were $4,652,000 and $(215,000), respectively. The $(215,000) attributable to the nine months ended September 30, 2000 includes amounts received from refunds and the settlement of a Federal income tax Revenue Agent Review. There were no significant payments of interest through September 30, 2001 and 2000, other than interest credited to policyholders' accounts.

Note 2.  New Accounting Standards

     Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The adoption of SOP 98-7 had no effect on the Company's Consolidated Financial Statements.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Effective December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The adoption of SAB No. 101 had no effect on the Company's Consolidated Financial Statements.

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Recognized intangible assets (other than those with an indefinite life) will then be amortized over their estimated useful lives. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its results of operations and financial position.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which becomes effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact that the adoption of this statement will have on its Consolidated Financial Statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which becomes effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 revises and clarifies the existing professional guidance addressing (a) recognition and measurement of the impairment of long-lived assets to be held and used, (b) the measurement of long-lived assets to be disposed of by sale, and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company has not yet determined the impact that the adoption of this statement will have on its Consolidated Financial Statements.

Note 3.  Segment Information

    The Company has two reportable business segments in its operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products, using the same marketing strategies, and are therefore aggregated. The life insurance segment operates from the Company's home office. The two segments are evaluated by management on both a statutory and a GAAP basis. Results are analyzed based on a variety of factors including profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in the Company's 2000 Form 10-K. Since all insurance

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

is sold domestically, the Company has no revenue allocated to foreign operations. The following analysis is reported on a GAAP basis and is reconciled to the Company's Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                          Property and                       Life
                                                       Casualty Insurance                  Insurance                Total
---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ 279,663                 $   70,793               $   350,456
---------------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                          (94)                      (163)                     (257)
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $ 279,569                 $   70,630               $   350,199
=================================================================================================================================
Net income                                                     $ 6,092                 $    5,843               $    11,935
=================================================================================================================================
Assets                                                       $ 714,507                 $1,106,912               $ 1,821,419
=================================================================================================================================

Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ 248,461                 $   61,314               $   309,775
---------------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                         (103)                      (158)                     (261)
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $ 248,358                 $   61,156               $   309,514
=================================================================================================================================
Net income                                                   $   8,027                 $    3,398               $    11,425
=================================================================================================================================
Assets                                                       $ 690,815                 $  915,604               $ 1,606,419
=================================================================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

Note 4. Derivative Instruments

    The Company writes covered call options on its equity portfolio to generate additional portfolio income; it does not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or loss, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains (losses) and other income. At September 30, 2001 the Company had no open covered call options. In assessing the impact of any embedded derivative instruments, the Company has elected to apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by the Company after December 31, 1997. The Company has analyzed its financial instruments and contracts in accordance with SFAS No. 133 and determined there is no material effect on the Company's Consolidated Financial Statements.

Note 5. Comprehensive Income

    The change in the stockholders' equity of the Company from transactions and other events and circumstances from non-shareholder sources is referred to as comprehensive income. It includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of the Company's comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $22,894,000 and $15,367,000 for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income was $10,139,000 and $15,575,000 for the three months ended September 30, 2001 and 2000, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Termination of Escrow Agreement

     During the third quarter of 2001, the Company presented a claim against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation ("AIFC"), which was acquired by the Company in August of 1999. As of September 30, 2001, the amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on the Company's consolidated balance sheet. Representatives of AIFC have responded to the Company's claim. The Company is currently evaluating the response of AIFC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
October 31, 2001

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

RESULTS OF OPERATIONS

    The Company reported net operating income of $2,566,000, or $.26 per share, for the third quarter of 2001, compared to $7,781,000, or $.78 per share, for the third quarter of 2000. Net operating income excludes net realized gains and losses on securities. The decline between quarters was driven primarily by increased claim costs in the property and casualty lines of business. The Company did not have direct exposure related to the September 11 national events. However, the 2001 results include $2,948,000 in after-tax charges related to the terrorist attacks from assumed property reinsurance. Incurred losses and expenses on all catastrophes totaled $6,048,000 (after-tax), or $.60 per share, for the three months ended September 30, 2001, compared to $1,545,000, or $.15 per share, for the same period of 2000.

    Net income for the third quarter of 2001 was $1,503,000, or $.15 per share, compared to net income of $7,094,000, or $.71 per share, for the third quarter of 2000. Net premiums earned increased between the third quarters of 2000 and 2001 by $11,302,000 (13%) to $97,373,000. During 2001, the property and casualty segment implemented rate increases and generated new business, both of which contributed to the premium growth. This premium growth, coupled with increased annuity deposits in the life segment, contributed to growth in the Company's investment portfolio. The invested asset growth contributed to an increase in net investment income of $3,232,000 (15%). The Company recorded net realized investment losses of $1,637,000 in the third quarter of 2001, compared to net realized investment losses of $1,057,000 in the same period of 2000. The net realized losses in both years resulted primarily from other-than-temporary impairments on a small number of fixed maturity securities. The tax benefit recorded for the three-month period ended September 30, 2001 resulted from tax-deductible interest earned on investments.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date results:
    The Company recorded net operating income of $12,025,000, or $1.20 per share, for the nine-month period ended September 30, 2001, compared to net operating income of $12,020,000, or $1.20 per share for the nine-month period ended September 30, 2000. The total after-tax impact on the Company's nine-month results from incurred catastrophes was $13,532,000, or $1.35 per share, compared to $12,854,000, or $1.28 per share, for the nine-month period ended September 30, 2000. Nine-month net income through September 30, 2001 was $11,935,000, or $1.19 per share, compared to nine-month net income of $11,425,000, or $1.14 per share, through September 30, 2000.

Property and casualty insurance segment

    For the third quarter of 2001, the property and casualty segment recorded net income of $644,000, compared to net income of $7,138,000 for the third quarter of 2000. While premiums grew $11,168,000 (14%), claim costs increased by $18,104,000 (33%), contributing to the decreased profits. An increase in claim frequency and severity is driving the increase in loss and expense costs and is reflected in the third quarter combined ratio of 109%, compared to 98% for the same period last year. Excluding catastrophes, the third quarter combined ratio was 99%, compared to 95% for the same period in 2000.

    Year-to-date, the property and casualty segment recorded net income of $6,092,000, compared to net income of $8,027,000 for the first nine months of 2000. The year-to-date combined ratio was 105% for the nine months ended September 30, 2001, compared to 104% for the same period last year. Excluding catastrophes, the year-to-date combined ratio was 97% and 95% for the nine-month periods ended September 30, 2001 and 2000, respectively.

Life insurance segment

    The life segment reported third-quarter net income of $859,000, compared to a net loss of $44,000 for the same period in 2000, due primarily to investment results. Net investment income grew by $2,076,000 (13%) to $17,595,000. Life segment premium revenue growth remained relatively flat between the third quarters and on a year-to-date basis.

    For the nine-months ended September 30, 2001, the life segment's net income was $5,843,000, compared to $3,398,000 for the same period in 2000, driven primarily by investment results. Net investment income grew by $7,203,000 (16%) to $52,272,000 for the nine months ended September 30, 2001. The life segment recorded net realized investment losses of $1,202,000 for the first nine months of 2001, compared to net realized investment losses of $3,540,000 for the same period in 2000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment results

    The composition of the investment portfolio at September 30, 2001, is presented in the following table.

FINANCIAL CONDITION

                                         Property & Casualty                   Life
                                               Segment                        Segment                             Total
                                      -----------------------------   -----------------------          --------------------------
($ in thousands)                                       Percent of                  Percent of                          Percent of
                                                         Total                       Total                                Total
                                                      ----------                   ----------                          ----------
Fixed income securities(1)             $ 376,737          74.0%        $  995,605     97.0%            $ 1,372,342        89.0%
Equity securities                        102,072          20.0              5,468      1.0                 107,540         7.0
Plicy loans                                    -           0.0              8,288      1.0                   8,288         1.0
Short-term                                18,210           4.0             15,039      1.0                  33,249         2.0
Other                                      9,486           2.0                  -      0.0                   9,486         1.0
                                       ---------      ---------        ----------   --------           -----------     ---------
Total                                  $ 506,505         100.0%        $1,024,400    100.0%            $ 1,530,905       100.0%
                                       =========      =========        ==========   ========           ===========     =========

    (1) Available for sale fixed income securities are carried at fair value, while held to maturity fixed income securities are carried at amortized cost

Investments

    The Company's investments, comprised primarily of fixed income securities, increased $127,804,000, or 9%, between December 31, 2000 and September 30, 2001. Of this growth, $34,334,000 was attributable to changes in the market prices of the Company's securities classified as available-for-sale and other invested assets, both of which are reported at market value. The unrealized appreciation from these investments is reported net of tax in a separate component of stockholders' equity. At September 30, 2001, $1,116,634,000, or 81%, of the fixed income security portfolio was classified as available-for-sale, compared to $928,947,000, or 77%, at December 31, 2000. The Company has the ability and the intent to hold a majority of its fixed income securities to maturity, but has moved towards a larger concentration of available-for-sale fixed income securities to be able to take advantage of the constantly changing market conditions. The Company's remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost. The Company did not have securities classified as trading at September 30, 2001 or December 31, 2000.

Other assets

    Commissions and other costs of underwriting insurance, which vary with and are primarily related to the production of business, are deferred and capitalized to the extent recoverable. The resulting asset is referred to as deferred acquisition costs (DAC), and constitutes the Company's second largest asset, after investments. The DAC asset is amortized over the life of the insurance policies written to attain a matching of revenue to expense. Growth in premiums written will typically result in an increase of the DAC asset. However, the DAC asset is limited by unprofitability in individual lines of insurance; therefore, if a line of business is unprofitable, an insurer is limited in the underwriting expenses (if any) that may be capitalized and amortized for that line of business. The Company's property and casualty segment's DAC asset increased to $28,081,000 at September 30, 2001, an increase of $4,696,000 (20%) from the DAC asset at December 31, 2000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The life segment's DAC asset decreased between December 31, 2000 and September 30, 2001 by $11,721,000 (16%). One component of a life company's estimate of the DAC asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available for sale securities in its investment portfolio. Through the first nine months of 2001, the unrealized loss component of the Company's life segment DAC calculation contributed a decrease of $17,474,000 in the reported DAC asset. This unrealized loss component of DAC was partially offset by an increase in the life segment's net deferred expenses of $5,753,000.

    Accounts receivable, which consist of amounts due from property and casualty insurance agents and brokers, increased by $21,750,000 (34%) to $85,705,000 between December 31, 2000 and September 30, 2001. This increase was due primarily to an increase in property and casualty premiums written and an increase in the utilization of the Company's payment plans - as more premiums were deferred, the balance in the accounts receivable increased.

    The Company's other assets are composed primarily of accrued investment income, property and equipment (primarily land and buildings), and reinsurance receivables (amounts due from the Company's reinsurers for losses and expenses).

Liabilities

    The Company's largest liability is future policy benefits, which relate exclusively to the life segment and are established to provide for the future payment of benefits on life insurance policies in force. As of September 30, 2001, future policy benefits grew by $103,730,000 (13%) to $925,888,000 from
December 31, 2000. An increase in deposits and interest credited from annuities and universal life products (less certain policy charges) has resulted in the increase in future policy benefits. Through the first nine months of 2001, annuity and universal life deposits totaled $130,705,000, and interest credited to policyholder accounts totaled $35,496,000.

    The property and casualty segment's reserves for direct and assumed losses and expenses increased by $10,972,000 (3%) to $369,004,000 between December 31, 2000 and September 30, 2001.

    Accrued expenses and other liabilities decreased from $34,303,000 at December 31, 2000 to $29,750,000 at September 30, 2001. Included in the December 31, 2000 accrued expenses and other liabilities was a negative cash balance of $9,307,000, which primarily represented amounts which have been issued for claims that have not yet cleared the banking system. Short-term investments are available for the Company's cash needs. See "Cash flow and liquidity".

    Deferred income taxes have increased by $4,628,000 (38%) to $16,873,000, due in part to net unrealized appreciation on investment securities. Federal income taxes on net unrealized appreciation are deferred until the securities are sold.

    The Company has had limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes. The Company has, at times, written covered call options to generate additional portfolio income. There were no open covered call options at September 30, 2001 and December 31, 2000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders' equity

    The Company's stockholders' equity increased from $257,429,000 at December 31, 2000, to $274,904,000 at September 30, 2001, an increase of 7%. Increases to equity included net income of $11,935,000 and net unrealized appreciation of $10,959,000 (net of tax). Stockholder dividends of $5,419,000 decreased stockholders' equity. As of September 30, 2001, the Company had authorization granted by the Board of Directors to repurchase 89,210 shares of its common stock. During the first nine months of 2001, the company repurchased 580 shares of its common stock, none of which has been retired.

Cash flow and liquidity

    Cash flow and liquidity is primarily derived from the operating cash flows of the Company's property and casualty and life insurance operations. Premiums are invested in assets maturing at regular intervals in order to meet the Company's obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by the Company's operating activities was $17,235,000 for the nine-month period ended September 30, 2001, versus $23,218,000 of cash provided by operating activities for the nine-month period ended September 30, 2000.

    Funds the Company has available for short-term cash needs are invested primarily in money market accounts and fixed-income securities. At September 30, 2001, the Company's consolidated invested assets included $33,249,000 of short-term investments. In addition, the Company maintains a $20 million bank line of credit. During the nine-month periods ended September 30, 2001 and 2000, the Company did not utilize the line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus 1%. Management believes that the Company's liquid assets and net cash provided by operations will enable it to meet any expected cash requirements.

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

    The active management of market risk is integral to the Company's operations. Investment guidelines are in place that define the overall framework for managing the Company's market and other investment risks, including accountability and controls. In addition, the Company has for each of its subsidiaries specific investment policies that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements. In response to market risk, the Company may respond by rebalancing its existing asset portfolio or by changing the character of future investment purchases.

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

(a)                    Exhibits

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

UNITED FIRE & CASUALTY COMPANY
----------------------------------
(Registrant)

October 31, 2001
----------------------------------
(Date)


/s/ John A. Rife
----------------------------------
John A. Rife
President, Chief Executive Officer

/s/ K.G. Baker
----------------------------------
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer