Form 10-K405
period 2001-12-31
UNITED FIRE & CASUALTY CO
filed 2002-03-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue, S.E. Cedar Rapids, Iowa	52407-3909
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 399-5700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.       X

As of February 1, 2002, 10,036,819 shares of common stock were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of February 1, 2002, was approximately $187,166,190.

FORM 10-K TABLE OF CONTENTS

PART I.

ITEM 1.     BUSINESS

GENERAL DESCRIPTION

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance. We are an Iowa corporation incorporated in January 1946. Our principal executive office is located at 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Telephone: 319-399-5700.

Our property and casualty segment includes the following companies:

•
Addison Insurance Company, an Illinois property and casualty insurer; Lafayette Insurance Company, a Louisiana property and casualty insurer; and American Indemnity Financial Corporation, a Delaware holding company, all of which are wholly owned by United Fire & Casualty Company.

•
American Indemnity Financial Corporation owns substantially all of American Indemnity Company, a Texas property and casualty insurer. American Indemnity Company has two wholly owned insurance subsidiaries, Texas General Indemnity Company, a Colorado property and casualty insurer, and United Fire & Indemnity Company, a Texas property and casualty insurer. United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by American Indemnity Company.

•	Addison Insurance Company is the sole owner of Addison Insurance Agency, an Illinois general agency.

•	Lafayette Insurance Company is the sole owner of Insurance Brokers & Managers, Inc., a Louisiana general agency.

Our life insurance segment consists of United Life Insurance Company, a wholly-owned subsidiary of United Fire & Casualty Company.

A table reflecting premiums, operating results and assets attributable to our segments is included in Note 11 of the Notes to Consolidated Financial Statements. As of December 31, 2001, we employed 719 full-time employees.

MARKETING

We market our products principally through our home office in Cedar Rapids, Iowa and in four regional locations: Westminster, Colorado, a suburb of Denver; Lincoln, Nebraska; New Orleans, Louisiana; and Galveston, Texas.

We are licensed as a property and casualty insurer in 40 states, primarily in the Midwest, West and South. Approximately 1,220 independent agencies represent United Fire and our property and casualty subsidiaries. Our life insurance subsidiary is licensed in 25 states, primarily in the Midwest and West, and is represented by approximately 1,470 independent agencies.

Our regional offices are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. Also, home office staff technicians and specialists provide support to the subsidiaries, regional offices and independent agencies. We use management reports to monitor subsidiary and regional offices for overall results and conformity to our policy.

We compete in the United States property and casualty insurance market with more than 3,400 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive to place high-quality property and casualty business with us. In 2002, we estimate property and casualty agencies will receive profit-sharing commissions of $8,423,000 based on business the agencies did in 2001.

Our life insurance segment also operates in a highly competitive industry. We encounter significant competition in all lines of business from other life insurance companies and from other providers of financial services. The life segment utilizes competitive commission rates and other sales incentives to attract and maintain its relationship with independent agencies.

        To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, on our public access Web site that provides general company and product information, we provide a section accessible exclusively to our agents where they can receive quotes, report claims on-line, make online applications and receive policy approval. Our agents can also use the agent-only portion of our Web site to access detailed information about our products, order sales literature, and download applications, questionnaires and other forms. Our life agents can view the status of clients' applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing them to be easily retrieved and viewed by multiple users simultaneously. Additionally, for our policyholders, we provide secure online access to their account information. We believe our investment in technology allows us to provide enhanced service to our agents and policyholders.

In 2001, direct premium writings on a statutory basis by state were as follows.

	Property and Casualty Insurance Segment		Life, Accident and Health Insurance Segment, Including Annuities (1)
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Alabama	$4,190	1.0%	—	—
Arkansas	8,031	2.1	—	—
California	7,404	2.0	—	—
Colorado	27,141	7.2	$5,147	2.6%
Florida	7,753	2.1	—	—
Idaho	2,714	0.7	—	—
Illinois	29,888	8.0	13,195	6.7
Indiana	3,636	1.0	—	—
Iowa	50,807	13.5	82,904	42.0
Kansas	15,851	4.2	6,971	3.5
Louisiana	43,599	11.6	—	—
Michigan	2,151	0.6	5,941	3.0
Minnesota	21,419	5.7	19,992	10.1
Mississippi	8,751	2.3	—	—
Missouri	31,939	8.5	5,486	2.8
Nebraska	17,558	4.7	11,632	5.9
Oklahoma	—	—	6,971	3.4
New Mexico	1,361	0.4	—	—
North Dakota	4,260	1.1	9,988	5.1
South Dakota	11,609	3.1	3,353	1.7
Texas	52,489	14.2	6,151	3.1
Utah	2,785	0.7	—	—
Wisconsin	12,206	3.2	15,118	7.7
Wyoming	4,534	1.2	1,167	0.6
Other	3,521	0.9	3,600	1.8

	$375,597	100.0%	$197,616	100.0%

(1)
Under statutory accounting principles, deposits from policyholders for universal life and annuity products are recognized as premiums when they are collected. Under generally accepted accounting principles, the deposits are reflected as a liability with the profits earned over the lives of the contracts.

PRODUCTS

Property and casualty insurance segment

We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented approximately 82 percent of our direct property and casualty premiums written for the year ended December 31, 2001. Our primary commercial lines are tailored business packages that include the following coverages: fire and allied lines, automobile, workers’ compensation and fidelity and surety. We also write multiple peril, inland marine and specialty lines for our commercial policyholders.

Our personal lines, which represented approximately 18 percent of our direct property and casualty premiums written for the year ended December 31, 2001, primarily consist of automobile and fire and allied lines coverage. Additionally, we write policies covering recreational vehicles and watercraft.

The table on the following page shows the apportionment of our property and casualty direct premiums written by major category.

Years Ended December 31	2001		2000		1999
	Percent of Total		Percent of Total		Percent of Total
	(Dollars in Thousands)
Commercial lines:
Fire and allied lines (1)	$104,370	27.8%	$83,846	26.0%	$55,911	22.8%
Other liability (2)	77,525	20.6	64,962	20.2	47,142	19.2
Automobile	70,788	18.9	59,620	18.5	39,188	16.0
Workers’ compensation	29,528	7.9	27,755	8.6	21,710	8.9
Fidelity and surety	25,146	6.7	20,776	6.4	19,751	8.1
Miscellaneous	845	0.2	682	0.2	488	0.2

Total commercial lines	$308,202	82.1%	$257,641	79.9%	$184,190	75.2%

Personal lines:
Automobile	$36,056	9.6%	$32,906	10.2%	$30,013	12.3%
Fire and allied lines (3)	30,576	8.1	30,893	9.6	29,881	12.2
Miscellaneous	763	0.2	838	0.3	789	0.3

Total personal lines	$67,395	17.9%	$64,637	20.1%	$60,683	24.8%

Total	$375,597		$322,278		$244,873

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.
(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.
(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The following table shows loss ratios, expense ratios and combined ratios for the periods indicated for us and for the property and casualty industry. The ratios have been prepared on a statutory basis. The industry figures, determined on a statutory basis, in the following table were obtained from A.M. Best Company.

Years Ended December 31	2001		2000		1999
		Industry (1)		Industry		Industry
Loss ratio	74.4%	90.1%	74.2%	81.2%	75.6%	78.6%
Expense ratio (2)	30.3	26.9	31.9	28.9	33.6	29.2

Combined ratio	104.7%	117.0%	106.1%	110.1%	109.2%	107.8%

(1)	A.M. Best Company estimate.
(2)	Adjusted for policyholder dividends.

Life insurance segment

United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities and universal life products. For the year ended December 31, 2001, single premium annuities accounted for approximately 83 percent of our life insurance premium revenues determined on the basis of statutory accounting principles and universal life products accounted for approximately 7 percent of that revenue. Under statutory accounting principles, deposits for policyholders for universal life and annuity products are recognized as premiums when they are collected. Under generally accepted accounting principles, the deposits are earned over the life of the contracts. We also underwrite and market single premium whole life insurance, term life insurance, credit life insurance and disability insurance products. Additionally, we offer an individual disability income rider that may be attached to our life insurance products.

Total life insurance in force, before reinsurance, is $4,066,238,000 as of December 31, 2001. Universal life insurance represents 45 percent of insurance in force at December 31, 2001, compared to 47 percent at December 31, 2000.

REINSURANCE

Property and casualty insurance segment

Our property and casualty segment follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses from a single catastrophe, such as a hurricane or tornado. Catastrophe protection is purchased on both direct and assumed business.

We use many reinsurers, both domestic and foreign; this helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include Employers Reinsurance Corporation, AXA Reassurance, Continental Casualty Company, Hanover Re and Partner Reinsurance Company of the U.S.

Because catastrophe losses are by their nature unpredictable, the frequency and severity of catastrophic losses experienced in any year could potentially be material to our results of operations and financial position. Typical catastrophes experienced by our policyholders include windstorms, hailstorms, tornados and hurricanes. Other catastrophes include earthquakes, wildfires and terrorist acts. The severity of a particular catastrophe for us is a function of various factors, including how many policies we have written in the area of the catastrophe and the severity of the event. We continually assess and improve how we manage our exposure to catastrophe losses; we do this through individual risk selection, by limiting the concentration of insurance written in certain areas and through the purchase of catastrophe reinsurance.

Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance with an emphasis on catastrophe coverage. During the second quarter of 2000, we began to significantly reduce our assumed reinsurance business. Most of our reinsurance business expired on or before December 31, 2000. We have reduced our assumed business by limiting our reinsurance contracts to a very limited number of brokers. We will continue to have exposure related to the assumed reinsurance contracts that we have elected to continue to write.

Our property and casualty insurance segment limits the direct risk that it retains by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention for 2001 was $1,000,000, which means we have reinsurance for any single claim over $1,000,000. Our loss retention was $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. We also have reinsurance that limits the total loss we may incur from a single catastrophe. Currently, the total loss we may incur from a single catastrophe, after reinsurance, is $5,000,000 for years 1993 through 2001.

The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We monitor the financial condition of our reinsurers. At December 31, 2001 and 2000 there are no uncollectable reinsurance balances that would result in a material impact on our financial statements. In accordance with generally accepted accounting principles and industry practice, we account for insurance written and losses incurred net of reinsurance ceded.

The table below sets forth the aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 2001, 2000 and 1999.

	Years ended December 31
	2001	Percent of total	2000	Percent of total	1999	Percent of total
	(Dollars in Thousands)
Fire and allied lines (1)	$134,275	36.7%	$116,429	35.8%	$87,594	34.5%
Automobile	106,863	29.2	90,747	27.9	69,557	27.4
Other liability (2)	78,288	21.4	65,801	20.2	48,157	18.9
Workers’ compensation	30,662	8.4	28,385	8.7	22,192	8.7
Fidelity and surety	25,146	6.9	20,776	6.4	19,751	7.8
Reinsurance assumed	14,021	3.8	24,179	7.4	29,950	11.8
Miscellaneous	2,050	0.6	1,483	0.5	1,044	0.4

Aggregate direct and assumed premiums written	$391,305	107.0%	$347,800	106.9%	$278,245	109.5%
Reinsurance ceded	25,167	7.0	22,748	6.9	24,031	9.5

Net premiums written	$366,138	100.0%	$325,052	100.0%	$254,214	100.0%

(1)	“Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.
(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

Life insurance segment

United Life Insurance Company follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and risk under the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks. United Life Insurance Company's maximum retention is $200,000 per life, and it reinsures the remaining liability.

The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company's primary reinsurance companies are ERC Reinsurance Company, RGA Reinsurance Company and Business Men's Assurance Company of America. These companies insure both life and disability risks.

At December 31, 2001 and 2000, there are no uncollectable reinsurance balances that would result in a material impact on our financial statements.

RESERVES

Property and casualty insurance segment

We and our property and casualty subsidiaries are required by applicable insurance laws to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Loss reserves are estimates at a given time of the ultimate amount expected to be paid on losses that are, in fact, incurred. Reserves for loss adjustment expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are continuously revised based on historical analysis and management's expectations. Estimates of losses are based on facts and circumstances known when the estimates are made.

Loss and loss adjustment expense reserves have two components: reported reserves, which are reserves for reported losses, and reserves for incurred but not reported events. We estimate reserves for reported losses in one of two ways. For some classes of reported losses under $5,000, reserves are set based upon a schedule determined by averaging similar claims paid over a 13-month period. All other reserves for reported losses are established on an individual case basis. Our claims personnel establish reported reserves based on a variety of factors, including the type of each claim, our knowledge of the circumstances surrounding each loss, the policy provisions relating to the type of loss, trends in the legal system and other factors.

For incurred but not reported losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from occurrences which have not yet been reported.

The process of estimating loss reserves and loss adjustment expense reserves involves a considerable degree of judgment by our claims personnel. Because reserves are estimates of the amount expected to be paid based on facts and circumstances known at any given time, we continuously review our loss and loss adjustment expense reserves. During the claims settlement period, which may extend over a long period of time, our claims personnel may become aware of additional facts regarding claims and trends which cause us to refine and adjust our estimates of ultimate liability. Consequently, actual loss and loss adjustment expenses may deviate from estimates reflected in our Consolidated Financial Statements. Such deviations may be significant.

We do not discount reserves based on the time value of money. We implicitly provide for inflation in the reserving process by reviewing cost trends and historical reserving results and projecting future economic conditions.

The following table shows the calendar year development of net loss and loss adjustment expense reserve liabilities and payments for us and our property and casualty subsidiaries for the years 1992 through 2001. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the end of each year, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second half of the table displays cumulative losses paid and loss adjustment expenses paid for each of the years indicated on the basis of generally accepted accounting principles.

	Years Ended December 31
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
	(Dollars in Thousands)
Net Liability for Unpaid Losses and LAE	$158,825	$170,798	$180,653	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910
Liability re-estimated as of:
One year later	154,572	153,691	160,776	159,571	176,332	192,297	213,047	273,706	273,469
Two years later	148,507	142,572	172,546	145,486	169,348	185,700	233,325	261,217
Three years later	144,159	158,312	164,133	142,877	164,030	198,298	226,353
Four years later	134,309	155,313	161,961	140,639	172,366	198,931
Five years later	132,075	154,849	162,424	147,412	176,411
Six years later	132,747	157,005	169,472	152,134
Seven years later	135,559	161,898	172,807
Eight years later	140,038	164,591

Nine years later	142,576

Redundancy
(Deficiency)	$16,249	$6,207	$7,846	$36,566	$33,465	$19,981	$16,653	$49,420	$47,037

Cumulative amount of liability paid through:
One year later	$54,291	$51,550	$80,246	$56,618	$61,694	$62,988	$71,251	$97,021	$110,516
Two years later	84,074	102,637	109,281	83,071	93,599	97,142	123,965	154,886
Three years later	96,976	119,349	123,469	97,763	110,531	122,818	155,622
Four years later	107,420	127,333	132,414	106,770	122,413	143,216
Five years later	112,360	133,531	137,597	112,456	134,193
Six years later	116,929	137,295	141,524	119,400
Seven years later	119,657	140,127	145,170
Eight years later	121,861	143,080
Nine years later	124,071

We believe the reserves for our property and casualty segment at December 31, 2001 are appropriate. However, the determination of property and casualty insurance and reinsurance reserves, particularly those relating to liability lines, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written were incurring higher than expected losses with respect to either reported losses or losses incurred but not yet reported, we would take action which could include increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary to render an opinion as to the adequacy of the statutory reserves we establish. The actuarial opinion is filed in those states where we are licensed. There are no material differences between our statutory loss reserves and those established under generally accepted accounting principles.

Life insurance segment

Reserves for the life insurance segment are based upon applicable Iowa insurance laws. Our life insurance subsidiary's reserves meet, or exceed, the minimum statutory requirements. The reserves reflected in our Consolidated Financial Statements are calculated in accordance with generally accepted accounting principles. Reserves determined on the basis of generally accepted accounting principles are based upon our best estimates of mortality and morbidity, persistency, expenses and investment income. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. All of our reserves are developed and analyzed annually by independent consulting actuaries.

INVESTMENTS

We must comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, liquidity needs, tax position and general market conditions. We also consider the timing of our obligations, as cash must be available when obligations are due to be paid. We make modifications to our investment portfolio as the conditions listed above change. We manage internally all but a small portion of our investment portfolio.

Assets relating to the property and casualty segment are invested to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. Assets relating to the life insurance segment are invested to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.

Investment results for the periods indicated are summarized in the following table.

	Years Ended December 31
	Average Invested Assets (1)	Investment Income, Net (2)	Annualized Yield on Average Invested Assets
	(Dollars in Thousands)
2001	$1,481,999	$98,909	6.7%
2000	1,316,906	86,867	6.6
1999	1,157,414	75,317	6.5

(1)	Average of amounts at beginning and end of year.
(2)	Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

ITEM 2.     PROPERTIES

We own two buildings and related parking facilities in Cedar Rapids, Iowa, which we use as our home office. We occupy all of a five-story office building and the top seven floors of an eight-story office building in which the first floor is leased to tenants. The two buildings are connected by a skywalk. We also lease additional adjacent space in Cedar Rapids.

Lafayette Insurance Company owns and occupies a two-story building in New Orleans, Louisiana, which serves as its home office.

American Indemnity Company, a subsidiary of American Indemnity Financial Corporation, owns two adjacent and connected buildings in Galveston, Texas, which serve as its home office. One building is seven stories and the other is three stories. These buildings are occupied primarily by American Indemnity Company with a small amount of office space leased to tenants.

ITEM 3.     LEGAL PROCEEDINGS

All pending litigation of the registrant is considered to be ordinary, routine and incidental to its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

United Fire’s common stock is traded on the Nasdaq National Market System under the symbol UFCS. On February 1, 2002, there were 891 holders of record of United Fire common stock. The following table sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table set forth below shows the quarterly dividends paid in 2000 and 2001.

Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. We have paid dividends every quarter since March 1968.

State law permits the payment of dividends only from statutory accumulated earned profits arising from business. Furthermore, under Iowa law, we may pay dividends only if after giving effect to the payment, either we are able to pay our debts as they become due in the usual course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to state law restrictions on dividends. See Note 8 in the Notes to Consolidated Financial Statements for a description of these restrictions.

	Share Price		Cash Dividends Declared
	High	Low
2001
Quarter Ended
March 31	$25.00	$19.25	$0.18
June 30	34.51	19.50	0.18
September 30	31.85	19.00	0.18
December 31	31.42	24.58	0.18
2000
Quarter Ended
March 31	$23.31	$17.38	$0.17
June 30	19.69	15.50	0.18
September 30	20.50	15.50	0.18
December 31	20.63	16.19	0.18

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended December 31
	2001	2000	1999	1998	1997
	(Dollars in Thousands Except Per Share Data)
Total assets	$1,851,839	$1,674,109	$1,467,716	$1,250,594	$1,157,922
Operating revenues
Net premiums earned	372,019	333,365	273,051	245,727	244,939
Investment income, net	98,909	86,867	75,317	67,928	61,686
Realized investment gains (losses) and other income	(84)	(1,825)	2,936	22,796	2,676
Commission and policy fee income	2,108	2,172	1,912	1,815	1,829
Net income	24,093	15,527	15,384	23,677	28,732
Basic and diluted earnings per common share	2.40	1.55	1.53	2.28	2.68
Cash dividends declared per common share	0.72	0.71	0.68	0.67	0.63

The selected financial data herein has been derived from the financial statements of United Fire and its subsidiaries. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements and related Notes”.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are not historical facts and which involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "continues," "seeks," "estimates," "predicts," "should," "could," "may," "will continue," "might" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; estimates of the financial statement impact of regulatory actions; uncertainties relating to government and regulatory policies; legal developments; changing rates of inflation, interest rates and other economic conditions; the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings; a continuation of the global economic slowdown or a broad downturn in the economy in general; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

For the year ended December 31, 2001, our consolidated net operating income, which excludes net realized gains and losses on securities, was $24,214,000, or $2.41 per share, compared to $16,713,000, or $1.67 per share, for the year ended December 31, 2000. The results of our property and casualty segment improved, due primarily to an increase in premiums earned. Our life insurance segment also contributed to our earnings growth, as annuity deposits drove an increase in net investment income.

During the third quarter of 2001, we began a review of our exposure to the events of September 11, 2001. Because we do not write direct premiums in the eastern United States, we knew that we did not have any material direct exposure as a result of these events. However, we did have assumed reinsurance claims related to the terrorist attacks, resulting in after-tax charges in 2001 of $4,479,000, or $0.45 per share.

We recorded reserves for the September 11 events based upon the “one event” theory. If the insurance industry or the judicial system determines that the events of September 11 were multiple events, our reserves for the September 11 catastrophe could be inadequate, requiring us to increase these reserves.

The rates we pay for reinsurance increased on our reinsurance contracts that renewed on January 1, 2002, and those contracts now limit or exclude coverage for terrorist activities. We will utilize terrorist exclusions on our direct policies, as such exclusions are approved by state regulators. We expect price increases to occur in the property and casualty insurance industry due to the anticipated industry-wide increase in reinsurance rates, and we have already begun our own price increases.

On a consolidated basis, net income, which is net operating income plus net realized gains and losses on securities, was $24,093,000, or $2.40 per share in 2001, compared to $15,527,000, or $1.55 per share, in 2000. We recorded net realized after-tax losses of $121,000 in 2001 and $1,186,000 in 2000. In both years, other-than-temporary impairments on a small number of fixed income securities contributed to realized losses.

Property and Casualty Insurance Segment

Our property and casualty insurance segment recorded net income of $15,559,000 in 2001, compared to net income of $9,810,000 in 2000. Net premiums earned grew by $39,311,000, or 13 percent, to $346,582,000. Much of the net premium written growth was generated by premium rate increases throughout a majority of our lines of business. In 2001, Texas became our largest state in terms of direct premium volume, with direct premiums written of $52,489,000. Iowa was our second largest state, with direct premiums written of $50,807,000.

We utilize premiums collected to pay policyholder claims and expenses. As a measure of our underwriting profitability, we calculate a statutory “combined ratio,” which is the sum of two ratios, the loss ratio and the expense ratio. The loss ratio is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned. The expense ratio is calculated by dividing underwriting expenses incurred by net premiums written, adjusting for policyholder dividends. Generally, if the statutory combined ratio is below 100 percent, an underwriting profit exists; if the statutory combined ratio is above 100 percent, an underwriting loss is reported. In 2001, our statutory combined ratio was 104.7 percent, which compares favorably with the industry statutory combined ratio of 117.0 percent, as estimated by A.M. Best Company, a leading insurance industry rating agency and data provider. Our statutory combined ratio was 106.1 percent in 2000. After-tax charges in 2001 for catastrophes, including the September 11 events, were $17,524,000, or $1.75 per share, compared to $15,778,000, or $1.57 per share, in 2000. Without the effect of catastrophes, our statutory combined ratio was 97.0 percent in 2001 and 98.2 percent in 2000.

We calculated our statutory combined ratios using financial statements prepared according to statutory accounting principles. We are required to use statutory accounting principles when preparing and reporting our financial results to the state insurance departments in those states where we are domiciled. Statutory accounting principles focus on policyholders’ surplus and solvency of an insurer and are generally more conservative than generally accepted accounting principles.

Losses and loss adjustment expenses incurred represent actual payments made and changes in estimated future payments to be made, including expenses required to settle both reported and unreported losses. For reported losses, we establish reserves based upon policy provisions, accident facts, injury or damage exposure, trends in the legal system, historical results and other factors. For unreported losses, we establish reserves for each line of business based on the probable number and nature of losses, determined on the basis of historical and statistical information. Once we have established reserves, we closely monitor and adjust them as losses develop. We regularly review our reserve calculations and, as required by state law, we engage an independent actuary to render opinions as to the adequacy of the statutory reserves we establish. We file the actuarial opinions in those states where we are licensed. There are no material differences between our statutory reserves and those established under generally accepted accounting principles.

To establish loss and loss adjustment expense reserves, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. The estimate of these reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so given our knowledge of the circumstances and claim facts. Historically, we have over-estimated our reserves for losses on an aggregate basis. We attribute this over-estimation to our diligent approach to reserving and our rigorous claims adjusting and settlement processes. To the extent that we have over- or under-estimated our loss and loss adjustment expense reserves, we adjust the reserves in the period the over- or under-estimate is determined.

In 2001, our statutory loss ratio was 74.4 percent, compared to 74.2 percent in 2000. The “pure” loss ratio, which is net losses incurred without loss adjustment expenses incurred divided by net premiums earned, was 61.4 percent in 2001 and 59.9 percent in 2000. We use the pure loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. In the following table, we present the pure loss ratio for each of the last three years for each of our lines of business.

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Fire and allied lines (1)
Net premiums earned	$111,367	$96,894	$76,557
Net losses incurred	80,914	60,076	40,176
Pure loss ratio	72.7%	62.0%	52.5%

Automobile
Net premiums earned	$98,215	$85,323	$64,558
Net losses incurred	60,220	53,412	44,824
Pure loss ratio	61.3%	62.6%	69.4%

Other liability (2)
Net premiums earned	$68,434	$57,720	$38,922
Net losses incurred	24,806	18,667	17,266
Pure loss ratio	36.2%	32.3%	44.4%

Workers’ compensation
Net premiums earned	$29,475	$25,858	$20,524
Net losses incurred	21,338	12,567	15,119
Pure loss ratio	72.4%	48.6%	73.7%

Fidelity and surety
Net premiums earned	$20,481	$18,087	$18,129
Net losses incurred	2,879	2,138	387
Pure loss ratio	14.1%	11.8%	2.1%

Reinsurance
Net premiums earned	$17,504	$22,539	$27,739
Net losses incurred	22,291	36,547	34,003
Pure loss ratio	127.3%	162.2%	122.6%

Miscellaneous
Net premiums earned	$1,106	$850	$625
Net losses incurred	449	712	66
Pure loss ratio	40.6%	83.8%	10.6%

Total property and casualty
Net premiums earned	$346,582	$307,271	$247,054
Net losses incurred	212,897	184,119	151,841
Pure loss ratio	61.4%	59.9%	61.5%

(1)	”Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.
(2)	”Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

Improvement in our commercial automobile business more than offset deterioration in our personal automobile business. In our commercial automobile business, we have imposed stricter underwriting guidelines and aggressively pursued rate increases. We also continue to increase rates and tighten eligibilities for our personal automobile business.

Our reinsurance line of business improved in 2001 with a pure loss ratio of 127.3 percent, compared to 162.2 percent in 2000. The impact from the September 11 events is included in the 2001 results. While reserves related to the September 11 events increased the pure loss ratio in this line of business, a decrease in assumed loss reserves partially offset these charges. We decreased assumed loss reserves due to our reduced number of contracts and exposure in assumed reinsurance business. We continue to have exposure, primarily catastrophe coverages, related to assumed reinsurance contracts written prior to 2001. We believe that as of December 31, 2001 our loss reserves established for the assumed reinsurance business are appropriate. We anticipate that we will decrease the assumed loss reserves each year as the non-renewed assumed reinsurance contracts are further into the run-off period.

Other liability insurance covers businesses for liability for bodily injury and property damage arising from general business operations, accidents on their premises and products manufactured or sold. Our pure loss ratio in the other liability line of business has been favorable when compared with our other lines of business. Our pure loss ratio was 36.2 percent in 2001 and 32.3 percent in 2000. Appropriate pricing, and restrictive underwriting guidelines have contributed to the favorable results in the other liability line of business.

The pure loss ratio deteriorated (increased) to 72.7 percent in 2001 compared to 62.0 percent in 2000 in the fire and allied lines business, which includes fire, allied lines, homeowners, commercial multiple peril and inland marine. In 2001, we experienced a greater number of fire losses than in 2000. In 2000, our homeowners’ business was negatively affected by a hailstorm that swept through the New Orleans area in January 2000.

In 2001, Texas homeowners’ claims related to mold increased. While mold is a potential problem in several states, Texas is at the forefront of mold insurance issues. Texas is unlike many states because it does not permit insurance companies to exclude mold coverage from homeowners policies. In response, some property and casualty insurers no longer write homeowners insurance in Texas. In 2001, we responded to the mold issue by implementing more stringent underwriting guidelines, new claims handling procedures and price increases. We also plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. Due to the uncertainty of potential changes in Texas regulation, we cannot estimate our future probable liability for mold claims.

The pure loss ratio for our workers’ compensation line of business deteriorated to 72.4 percent in 2001, from 48.6 percent in 2000. Results in 2000 were unusually favorable because we settled many workers’ compensation cases favorably, which led to lower payments than were reserved. In 2001, the frequency and severity of the claims reported to us increased, and many of our workers’ compensation cases have not settled favorably. We carefully continue to underwrite this line of business and have further tightened our eligibility guidelines.

Our fidelity and surety bond business had some deterioration in 2001 when compared to 2000. The pure loss ratio was 14.1 percent in 2001 and 11.8 percent in 2000. This line continues to be our most profitable. However, for the past several years a soft surety insurance market and competitive pressures have contributed to depressed rates for this line of business. We have recently initiated rate increases and stricter underwriting guidelines to address the conditions in this line.

The second component of the statutory combined ratio is the expense ratio. In 2001, our expense ratio improved to 30.3 percent, compared to 31.9 percent in 2000. Through a consolidation of functions we have been able to reduce underwriting expenses incurred relative to premiums written.

Life Insurance Segment

Our life insurance segment’s earnings are derived primarily from premium revenues plus investment results, including net realized gains and losses, reduced by interest credited, benefits to policyholders and expenses. In 2001, our life insurance segment recorded net income of $8,534,000, compared to net income of $5,717,000 in 2000. The results were driven in both years primarily by investment results. Net investment income earned in 2001 was $70,682,000, compared to $61,468,000 in 2000. Annuity deposits increased our life segment’s investment portfolio, leading to higher investment earnings. In 2001 and 2000, a small number of fixed income securities held by the life segment were written down as a result of other-than-temporary declines in market value. These write-downs were the primary reason for net realized losses, after-tax, of $1,346,000 recorded in 2001 and $3,089,000 recorded in 2000.

After intercompany eliminations, net premiums earned by the life segment in 2001 totaled $25,437,000, compared to $26,094,000 in 2000. Annuity deposits collected are not reflected in net premiums earned. Rather, revenues for annuities consist of policy surrender charges and investment income earned. Annuity deposits are invested and recorded as liabilities for future policy benefits. In 2001, annuity deposits were $163,115,000, compared to $165,181,000 in 2000.

In 2001, we credited interest of $48,213,000 to

annuity and universal life policyholder accounts, compared to $42,410,000 in 2000. We establish our interest crediting rates based upon current market conditions and maintain a favorable “spread” because our average crediting rates on our policyholder account balances are less than the ratio of net investment income to average invested assets. We decreased interest crediting rates during 2001 for new deposits. The increase in our expense for interest on policyholders’ accounts for the year was primarily a result of the interest credited on existing account balances. We believe that annuity growth continues to be driven by our ability to distribute and service this product as well as by general market conditions during the current year, as private investors shift their focus from variable to non-variable annuity products.

Investment Results

Premium rate increases and new annuity deposits resulted in additional funds to be invested in 2001. This led to growth in our investment portfolio and resulted in an increase in net investment income earned during the year. In 2001, net investment income was $98,909,000, compared to $86,867,000 in 2000, an increase of 14 percent. More than 90 percent of our investment income originates from interest on fixed income securities. Our remaining investment income is derived from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in our home office. The investment yield, which is investment income divided by average invested assets, was 6.7 percent in 2001 and 6.6 percent in 2000.

Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that we are unable to recover our cost basis in an investment. Impairment charges on investments are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

In 2001 and 2000, we wrote down a small amount of holdings in our fixed income portfolio as a result of other-than-temporary declines in market value and recognized a net realized loss, before tax, of $3,841,000 in 2001 and $2,932,000 in 2000. We continue to review the other-than-temporarily impaired securities for appropriate valuation on an ongoing basis. Based on the existing status and condition of these securities, we do not currently anticipate additional losses, but continued credit deterioration of some securities is possible, which may result in further write-downs.

Although we do have loss exposure to below investment grade fixed income securities, we are committed to minimizing credit risks and maintaining a high quality portfolio. As of December 31, 2001, 89 percent of our fixed income securities were investment grade, as defined by the National Association of Insurance Commissioners Securities Valuation Office, and had ratings of Class 1 or Class 2.

The composition of our investment portfolio at December 31, 2001 is presented in the following table:

	Property & Casualty Segment		Life Segment		Total
		Percent of Total		Percent of Total		Percent of Total
	(Dollars in thousands)
Fixed income securities (1)	$376,433	71.0%	$1,007,797	97.0%	$1,384,230	88.0%
Equity securities	104,715	20.0	5,642	1.0	110,357	7.0
Policy loans	—	—	8,201	1.0	8,201	1.0
Short-term	37,333	7.0	10,675	1.0	48,008	3.0
Other	10,166	2.0	—	—	10,166	1.0

Total	$528,647	100.0%	$1,032,315	100.0%	$1,560,962	100.0%

(1)	Available-for-sale fixed income securities are carried at fair value, while held-to-maturity fixed income securities are carried at amortized cost.

Federal Income Taxes

Our effective income tax rate of 16 percent was less than the applicable federal tax rate of 35 percent due primarily to our portfolio of tax-deductible securities and a reduction in deferred tax liabilities.

In 2001, we eliminated a deferred tax liability of $1,143,000 which we had established in connection with a Revenue Agent Review and other tax contingencies related to the 1999 purchase of American Indemnity Financial Corporation. The Revenue Agent Review has been settled, and we believe that the reserve for other tax contingencies is unnecessary at December 31, 2001. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in federal income tax expense of $1,143,000.

At December 31, 2001, we had $26,605,000 of net operating loss carryforwards acquired in the purchase of American Indemnity Financial Corporation in August 1999. The utilization of these net operating losses is limited by the Internal Revenue Code. The net operating losses began to expire prior to our purchase of American Indemnity Financial Corporation and will continue to expire in various future years through 2019. Realization of the deferred tax asset associated with the net operating loss carryforwards is dependent on generating sufficient taxable income to utilize the net operating losses prior to their expiration.

Due to uncertainty of the realizable value of the deferred tax asset, we recorded a valuation allowance of $8,934,000. The valuation allowance recorded on our deferred tax asset decreased $2,436,000 from 2000, due primarily to the utilization of net operating loss carryforwards. In the future, if we can use the net operating losses acquired in the purchase of American Indemnity Financial Corporation, the related reduction in the valuation allowance will be recorded as a reduction to goodwill until goodwill has been eliminated, at which point the reduction in the allowance will reduce federal income tax expense.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

For the year ended December 31, 2000, net income was $15,527,000, or $1.55 per share, compared to $15,384,000, or $1.53 per share, for 1999. A hailstorm occurring in New Orleans on January 23, 2000 contributed $3,829,000 of after-tax net losses to the 2000 results. Net operating income, which is after-tax net income, excluding realized investment gains (losses) and other income, improved in 2000 to $16,713,000, or $1.67 per share, from $13,476,000, or $1.34 per share, in the prior year. This improvement resulted primarily from increased premium revenue and a reduction of operating expenses due to the consolidation of certain of our functions. However, after-tax realized investment losses and other income of $(1,186,000) in 2000, compared to after-tax realized investment gains and other income of $1,908,000 in 1999, weakened net income for the year ended December 31, 2000. In August 1999, we acquired American Indemnity Financial Corporation, a holding company that owns four property and casualty insurance companies. The year 2000 results included in our Consolidated Financial Statements include twelve months of results of operations of American Indemnity Financial Corporation. The 1999 results include five months of results of operations of American Indemnity Financial Corporation.

Property and Casualty Insurance Segment

For the year 2000, our property and casualty segment recorded net income of $9,810,000, compared to net income of $6,062,000 for 1999. Despite the New Orleans hailstorm catastrophe, our property and casualty results improved in 2000 in several lines of business. The pure loss ratio decreased (showed improvement) in our automobile, other liability and workers’ compensation lines of business. Improvements in our underwriting function and a decrease in the severity of claims led to enhanced profitability in these lines.

Three lines of business deteriorated in 2000, compared to 1999:

A)  Fire and allied lines business, with a pure loss ratio of 62.0 percent in 2000, compared to 52.5 percent in 1999, was negatively affected by the New Orleans hailstorm.

B)  The fidelity and surety line of business had a pure loss ratio of 11.8 percent in 2000, compared to 2.1 percent in 1999. Despite this increase, our results in the fidelity and surety line were considerably better in 2000 than those reported for the fidelity and surety industry by A.M. Best Company. The 2000 pure loss ratio for the fidelity and surety industry was 31.3 percent. The continued growth of construction projects, coupled with shortages in the construction labor market, contributed to increased losses in these lines, for us as well as for the industry as a whole.

C)  Our reinsurance line of business also deteriorated, with a pure loss ratio of 162.2 percent in 2000, compared to 122.6 percent in 1999. The bulk of the business we assumed was property reinsurance, with an emphasis on catastrophe coverage. In response to the tighter margins in this particular line, we decided to significantly reduce our writings in assumed reinsurance business. A majority of the business expired in 2000; however, we renewed certain of these contracts to write assumed reinsurance business with a very limited number of brokers. We will continue to have exposure, primarily with respect to catastrophe coverage, related to the assumed reinsurance contracts that we previously wrote. We believe that as of December 31, 2000, the loss reserves established for the assumed reinsurance business were appropriate. The assumed reinsurance reserves will be adjusted as additional facts become known.

Net premiums, which are direct premiums plus assumed reinsurance less ceded reinsurance, written by the property and casualty segment increased by $70,838,000 to $325,052,000 between 2000 and 1999, due to price increases, new and renewal business and twelve months of business from American Indemnity Company. Net premiums written increased in every line of business, with the exception of reinsurance. The largest dollar growth in net premiums written was reported in fire and allied lines, which increased from $77,270,000 in 1999 to $103,385,000 in 2000. The largest percentage growth was in other liability, with a 43 percent increase in net premiums written, due in part to the stabilization of prices in the commercial lines of business.

In 2000, direct premiums written by the property and casualty segment increased $77,405,000, or 32 percent, over 1999. Iowa was the segment’s largest volume state, with direct premiums of $44,533,000. In 2000, as a result of our acquisition of American Indemnity Financial Corporation, Texas became our third largest volume state, with direct premiums of $40,596,000, compared to $13,730,000 in 1999.

In 2000, the segment’s statutory combined ratio was 106.1 percent compared to 109.2 percent in 1999. The improvement resulted from the growth in premiums and a lower expense ratio, due in part to the consolidation of functions and the closing of the branch offices of the American Indemnity group of companies. Catastrophes, including the New Orleans hailstorm, negatively affected the statutory combined ratio, adding 7.9 percent to the ratio in 2000 and 6.0 percent in 1999, and resulted in after-tax net incurred losses and expenses of $15,778,000, or $1.57 per share, in 2000, compared to $9,561,000, or $0.95 per share, in 1999.

Life Insurance Segment

Our life insurance segment reported net income of $5,717,000 for 2000, compared to $9,322,000 for 1999. During the third quarter of 2000, write-downs on two fixed income securities contributed significantly to the segment’s realized investment gains (losses) and other income of $(3,089,000), net of tax. Net premiums earned by the life segment after intercompany eliminations in 2000 totaled $26,094,000, compared to $25,997,000 in 1999. On a statutory basis, annuity deposits increased to $165,181,000, compared to $145,810,000 in 1999. Premium revenue reported on the basis of generally accepted accounting principles does not reflect annuity deposits. Revenues for annuities determined on the basis of generally accepted accounting principles consist of policy surrender charges and investment income earned.

Our life segment’s largest expenditure is interest credited to annuities and universal life policies. In 2000, two primary factors, growth in new and existing account balances and higher interest rates, contributed to the increase in interest credited of $42,410,000, which was a 31 percent increase from $32,286,000 in 1999.

Investment Results

We reported net investment income of $86,867,000 in 2000, compared to $75,317,000 in 1999, primarily as a result of growth in our investment portfolio. The portfolio balance grew by $124,761,000. Over 90 percent of our net investment income originated in 2000 from interest on fixed income securities. We derived the remaining amount from dividends on equity securities, interest on other long-term investments, interest on policy loans and rent earned from tenants in our home office. The investment yield, which is investment income divided by average invested assets, was 6.6 percent in 2000 and 6.5 percent in 1999.

Our realized investment gains (losses) and other income, after-tax, was $(1,186,000) in 2000, compared to $1,908,000 in 1999. Losses we recognized on the sale of securities held by the American Indemnity group of companies and two security write-downs were the major factors of the decline in 2000. We included as other income interest income of $257,000 in 2000 and $632,000 in 1999. This interest income related to a refund in connection with a federal income tax Revenue Agent Review for previous tax years.

Federal Income Taxes

Our provision for Federal income taxes was $1,822,000 for 2000 and $1,834,000 for 1999. Pre-tax income was very similar between the two years, as were the components of federal income tax expense. At December 31, 2000, we had $29,709,000 of net operating loss carryforwards, the utilization of which is limited by the Internal Revenue Code. These net operating losses were acquired in the purchase of American Indemnity Financial Corporation in August 1999 and will expire in various future years through 2019. We recorded a net deferred tax liability of $12,245,000 at December 31, 2000 and $7,430,000 at December 31, 1999. The deferred tax liability increased primarily due to net unrealized appreciation on investment securities. We had a valuation allowance of $11,370,000 as of December 31, 2000 related to American Indemnity Financial Corporation net operating losses. The valuation allowance recorded on our deferred tax asset decreased $3,769,000 between years, due primarily to the utilization of net operating loss carryforwards. If we determine that the benefit of the American Indemnity Financial Corporation net operating losses can be realized in the future, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to goodwill.

Financial Condition

As of December 31, 2001, when compared to December 31, 2000, our assets increased 11 percent, our liabilities increased 11 percent and our stockholders’ equity increased 8 percent. Invested assets, primarily fixed income securities, increased $157,927,000, or 11 percent, from 2000. Of this growth, $18,314,000 was attributable to changes in the market prices of our securities classified as available-for-sale and other invested assets, both of which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity.

As of December 31, 2001, 89 percent of our fixed income securities were investment grade, as defined by the National Association of Insurance Commissioners Securities Valuation Office, and had ratings of Class 1 or Class 2. We are able to hold a majority of our fixed income securities to maturity, but we have moved toward an increased concentration of available-for-sale fixed income securities to take advantage of constantly changing market conditions. At December 31, 2001, $1,142,614,000, or 83 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $928,947,000, or 77 percent, at December 31, 2000. Our remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost. We did not have securities classified as trading securities at December 31, 2001 or December 31, 2000.

We defer and capitalize, to the extent recoverable, commissions and other costs of underwriting insurance, which vary with and are primarily related to the production of our property and casualty lines of business. To attain a matching of revenue to expense, the deferred acquisition costs asset is amortized over the life of the insurance policies written. Growth in premiums written will typically result in an increase of the deferred acquisition costs asset. However, the deferred acquisition costs asset is limited by unprofitability in individual lines of business. Therefore, if a line of business is unprofitable, we are limited in the underwriting expenses, if any, that we may capitalize and amortize for that line of business. In addition, a premium deficiency will be recognized if the expected loss ratio for a line of business exceeds 100 percent. This deficiency is charged against unamortized deferred acquisition costs to the extent necessary to eliminate the deficiency.

Deferral of underwriting expenses involves the use of estimates and assumptions that effect the assets and expenses reported in our financial statements. Actual results could differ materially from our estimates. Although some variability is inherent in these estimates, we believe the deferred acquisition costs asset provided is appropriate. Our property and casualty insurance segment’s deferred acquisition costs asset increased to $29,313,000 at December 31, 2001, an increase of $5,928,000, or 25 percent, from the deferred acquisition costs asset at December 31, 2000. The growth was attributable to the increase in premiums written and reduced premium deficiency in unprofitable lines of business.

Deferred policy acquisition costs related to traditional life insurance policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumptions used for the current period.

Deferred policy acquisition costs related to investment contracts and universal life contracts sold by our life segment are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition costs asset. When appropriate, we revise our assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

One component of our life segment’s estimate of the deferred acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. In 2001, the unrealized loss component of our life segment’s deferred acquisition costs calculation contributed a decrease of $10,253,000 in the reported deferred acquisition costs asset. This unrealized loss component of deferred acquisition costs was partially offset by an increase in the life segment’s net deferred expenses of $8,629,000.

Our life insurance segment’s deferred acquisition costs asset decreased between December 31, 2000 and December 31, 2001 by $1,624,000, or 2 percent. To date, our experience has generally been consistent or favorable to the assumptions used in determining deferred acquisition costs amortization. However, if we were to experience a material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, there could be a negative affect to our reported earnings and stockholders’ equity.

Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $24,612,000 through December 31, 2001, compared to $42,543,000 through December 31, 2000. This variance is attributed to timing differences in the recognition of certain accrued expenses between years. We also have significant cash flows from sales and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $205,739,000 in 2001 and $168,615,000 in 2000. If our operating and investment cash flows are not sufficient to support our operations, we have short-term investments which we could utilize for that purpose. We may also borrow up to $20 million on a bank line of credit.

Funds we have available for short-term cash needs are invested primarily in money market accounts and fixed income securities. At December 31, 2001, our consolidated invested assets included $48,008,000 of short-term investments. We did not utilize our line of credit during 2001 or 2000. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1 percent.

In order to support the continued growth of our operations, we are in the process of registering an offering of cumulative convertible, redeemable preferred stock. We expect to use a portion of the net proceeds to provide capital to our life subsidiary for general corporate purposes and to increase the amount of insurance business it can write. The exact amount of net proceeds we will provide to our life subsidiary may vary depending upon the life subsidiary's need for capital. We expect to use the balance of the net proceeds for general corporate purposes and to increase our ability to write property and casualty insurance.

Stockholders’ equity increased from $257,429,000 at December 31, 2000 to $278,988,000 at December 31, 2001, an increase of 8 percent. Increases to equity included net income of $24,093,000 and net unrealized appreciation of $5,048,000, after-tax. Stockholder dividends of $7,225,000 decreased stockholders’ equity, as did a minimum pension liability of $357,000. The minimum pension liability resulted from a decrease in the discount rate and a less than expected return on pension assets. Book value per share at December 31, 2001 was $27.80, reflecting an 8 percent increase for the year. As of December 31, 2001, we had authorization granted by the board of directors to repurchase 89,210 shares of our common stock. In 2001, we repurchased 580 shares of our common stock, all of which were distributed to employees as awards. We did not retire any shares of our common stock in 2001.

Regulation

The insurance industry is governed by the National Association of Insurance Commissioners and individual state insurance departments. All of the insurance departments of the states in which we are domiciled have adopted the codification of insurance statutory accounting principles, effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. The effect on our statutory financial statements as of January 1, 2001 was an increase to statutory policyholders’ surplus of $10,300,000. This change does not affect our Consolidated Financial Statements, which are based on generally accepted accounting principles. Pursuant to codification rules, we may use permitted statutory accounting practices with approval from the insurance departments in our states of domicile; however we do not use any statutory permitted practices. The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside of the “usual range.”

To comply with the National Association of Insurance Commissioners’ and state insurance departments’ solvency regulations, we are required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2001, both our life segment and our property and casualty segment had capital well in excess of the required levels. We are not aware of any other current recommendations by the National Association of Insurance Commissioners or other regulatory authorities in the states in which we conduct business that, if or when implemented, would have a material effect on our liquidity, capital resources or operations.

Subsequent Events

In February 2002, we notified our employees that we will be consolidating the operations of our branch office in Lincoln, Nebraska with our Cedar Rapids, Iowa home office. The consolidation will be completed by the end of the third quarter of 2002. We expect the consolidation will result in processing efficiencies and cost savings.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main objectives in managing our investment portfolio are to maximize after-tax investment income and total investment returns. We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by our management.

Our investment portfolio is subject to market risk arising from potential changes in the value of the securities we hold in our portfolio. Market risk includes, interest rate risk, liquidity risk, foreign exchange risk, credit risk and equity price risk. Our primary market risk is exposure to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.

The active management of market risk is integral to our operations. Potential changes in the value of our investment portfolio due to the market risk factors noted above are analyzed within the overall context of asset and liability management. A technique we use in the management of our investment and reserve portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. A target duration is then established for our investment portfolio so that at any given point in time the estimated cash flowing into the investment portfolio will match the estimated cash flowing out of the reserve portfolio. Our chief investment officer then structures the investment portfolio to meet the target duration to achieve the required cash flow based on liquidity and market risk factors.

Duration relates primarily to our life insurance segment because the long-term nature of the segment’s reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2001, our life segment had $749,899,000 in deferred annuity liabilities that are specifically allocated to fixed income securities. We manage the life segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed income securities to changes in interest rates. The alternative valuations of the investment portfolio given the various hypothetical interest rate changes utilized by the sensitivity analysis allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash inflows.

Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed income investments held at December 31, 2001. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ in the simulation estimates of prepayment speeds for mortgage related products and the likelihood of call or put options being exercised. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.37 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, this difference would be expected to narrow to 0.34 years. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

Table 1—Sensitivity Analysis—Interest Rate Risk
(Dollars in thousands)	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points
Asset
Estimated fair value of fixed income securities	$1,499,643	$1,435,314	$1,374,309	$1,310,497	$1,248,201

Table 2 details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

Table 2—Sensitivity Analysis—Equity Price Risk
(Dollars in thousands)	-10%	Base	+10%
Asset
Estimated fair value of equity securities	$99,321	$110,357	$121,393

To the extent actual results differ from the assumptions utilized, our duration and rate increase measures could be significantly affected. Additionally, our calculation assumes that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the relationship between short-term and long-term interest rates.

Foreign currency exchange rate risk arises from the possibility that changes in foreign currency exchange rates will affect the fair value of financial instruments. We have limited foreign currency exchange rate risk in our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.

Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options we have written to generate additional portfolio income. We do not utilize the options, or any other derivatives for hedging purposes. We minimize the market risk associated with our covered call options by writing covered call options on common stocks that are held in our investment portfolio and that are “out of the money,” which means we write the options above the stock’s market value at the time the option is written. If the market price of the underlying common stock were to decline, it would be unusual for the option to be exercised since the exercise price would be higher than the market price. At December 31, 2001, we had no open covered call options.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
December 31, 2001 and 2000

	2001	2000
	(Dollars in Thousands Except Per Share Data and Number of Shares)
ASSETS
Investments (Notes 2, 3 and 4)
Fixed income
Held-to-maturity, at amortized cost (market value $252,481 in 2001 and $292,857 in 2000)	$241,616	$283,431
Available-for-sale, at market (amortized cost $1,142,669 in 2001 and $952,949 in 2000)	1,142,614	928,947
Equity securities, at market (cost $35,151 in 2001 and $30,667 in 2000)	110,357	111,132
Policy loans	8,201	8,437
Other long-term investments, at market (cost $10,002 in 2001 and $12,326 in 2000)	10,166	12,864
Short-term investments	48,008	58,224

	$1,560,962	$1,403,035

Cash and Cash Equivalents	$150	$—
Accrued Investment Income (Note 4)	25,723	22,578
Accounts Receivable, (net of allowance for doubtful accounts of $615 in 2001 and $1,173 in 2000)	88,380	75,636
Deferred Policy Acquisition Costs	102,703	98,399
Property and Equipment, primarily land and buildings, at cost, less accumulated depreciation of $29,389 in 2001 and $27,172 in 2000	15,233	16,732
Reinsurance Receivables (Note 6)	45,656	41,487
Prepaid Reinsurance Premiums	4,050	2,846
Intangibles	3,177	6,459
Income Taxes Receivable (Note 9)	368	658
Other Assets	5,437	6,279

TOTAL ASSETS	$1,851,839	$1,674,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses (Notes 6 and 7)
Property and casualty insurance	$366,519	$358,032
Life insurance (Note 4)	956,797	822,158
Unearned premiums	187,787	165,212
Accrued expenses and other liabilities	35,139	45,918
Employee benefit obligations (Note 10)	13,950	13,115
Deferred income taxes (Note 9)	12,659	12,245

TOTAL LIABILITIES	$1,572,851	$1,416,680

STOCKHOLDERS’ EQUITY
Common stock, $3.33 1/3 par value; authorized 20,000,000 shares 10,035,819 shares issued and outstanding in 2001 and 2000 (Note 13)	$33,453	$33,453
Additional paid-in capital	6,912	6,912
Retained earnings (Note 8)	189,214	172,346
Accumulated other comprehensive income, net of tax	49,409	44,718

TOTAL STOCKHOLDERS’ EQUITY	$278,988	$257,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,851,839	$1,674,109

The	Notes to Consolidated Financial Statements are an integral part of these statements

Consolidated Statements of Income
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in Thousands Except Per Share Data and Number of Shares)
Revenues
Net premiums earned (Note 6)	$372,019	$333,365	$273,051
Investment income, net (Note 2)	98,909	86,867	75,317
Realized investment gains (losses) and other income (Note 2)	(84)	(1,825)	2,936
Commission and policy fee income	2,108	2,172	1,912

	$472,952	$420,579	$353,216

Benefits, Losses and Expenses
Losses and settlement expenses	$270,329	$236,807	$197,291
Increase in liability for future policy benefits	5,236	6,241	5,157
Amortization of deferred policy acquisition costs	67,502	58,394	49,863
Other underwriting expenses	53,042	59,378	51,401
Interest on policyholders’ accounts	48,213	42,410	32,286

	$444,322	$403,230	$335,998

Income before income taxes	$28,630	$17,349	$17,218
Federal income taxes (Note 9)	4,537	1,822	1,834

Net Income	$24,093	$15,527	$15,384

Earnings available to common shareholders (Note 13)	$24,093	$15,527	$15,384

Weighted average common shares outstanding (Note 13)	10,035,819	10,047,248	10,079,563

Basic and diluted earnings per common share (Note 13)	$2.40	$1.55	$1.53

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2001, 2000 and 1999

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	(Dollars in Thousands Except Per Share Data and Number of Shares)
Balances, December 31, 1998	$33,639	$7,927	$155,421	$59,295	$256,282
Transition adjustment for the effect of a change in accounting principle, net of tax (Note 1)	—	—	—	6,013	6,013
Net income	—	—	15,384	—	15,384
Change in net unrealized depreciation (1)	—	—	—	(32,254)	(32,254)

Total comprehensive loss (Note 14)					(10,857)
Cash dividend declared on common stock, $.68 per share	—	—	(6,852)	—	(6,852)
Purchase and retirement of 31,637 shares of common stock	(105)	(675)	—	—	(780)

Balances, December 31, 1999	$33,534	$7,252	$163,953	$33,054	$237,793

Net income	—	—	15,527	—	15,527
Change in net unrealized appreciation (1)	—	—	—	11,664	11,664

Total comprehensive income (Note 14)					27,191
Cash dividend declared on common stock, $.71 per share	—	—	(7,134)	—	(7,134)
Purchase and retirement of 24,265 shares of common stock	(81)	(340)	—	—	(421)

Balances, December 31, 2000	$33,453	$6,912	$172,346	$44,718	$257,429

Net income	—	—	24,093	—	24,093
Change in net unrealized appreciation (1)	—	—	—	5,048	5,048
Minimum pension liability adjustment (Note 10)				(357)	(357)

Total comprehensive income (Note 14)					28,784
Cash dividend declared on common stock, $.72 per share	—	—	(7,225)	—	(7,225)

Balances, December 31, 2001	$33,453	$6,912	$189,214	$49,409	$278,988

(1)	The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes (see Note 14).

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net Income	$24,093	$15,527	$15,384
Adjustments to reconcile net income to net cash provided by operating activities
Net bond discount accretion	(1,139)	(370)	88
Depreciation and amortization	4,053	4,452	3,078
Realized net investment losses (gains)	186	2,082	(2,303)
Changes in:
Accrued investment income	(3,145)	(2,721)	(2,795)
Accounts receivable	(12,744)	(12,651)	6,338
Deferred policy acquisition costs	(4,304)	(8,325)	(18,092)
Reinsurance receivables	(4,169)	(11,772)	5,493
Prepaid reinsurance premiums	(1,204)	173	3,174
Income taxes receivable	290	511	2,588
Other assets	842	932	(1,372)
Future policy benefits and losses, claims and settlement expenses	19,994	25,969	19,300
Unearned premiums	22,575	16,740	3,275
Accrued expenses and other liabilities	(10,779)	12,260	(14,214)
Employee benefit obligations	286	730	2,572
Deferred income taxes	(2,408)	(1,465)	(1,293)
Other, net	(7,815)	471	13,231

Total adjustments	$519	$27,016	$19,068

Net cash provided by operating activities	$24,612	$42,543	$34,452

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$74,921	$68,963	$35,653
Proceeds from call and maturity of held-to-maturity investments	43,702	31,614	35,398
Proceeds from call and maturity of available-for-sale investments	87,116	68,038	95,762
Proceeds from sale of short-term and other investments	270,597	126,035	102,256
Purchase of held-to-maturity investments	(1,397)	(3,482)	(1,682)
Purchase of available-for-sale investments	(355,658)	(284,116)	(295,670)
Purchase of short-term and other investments	(257,941)	(163,036)	(86,856)
Proceeds from sale of property and equipment	—	104	1,469
Purchase of property and equipment	(1,709)	(3,485)	(1,429)
Acquisition of property and casualty company, net of cash acquired	—	—	(22,249)

Net cash used in investing activities	$(140,369)	$(159,365)	$(137,348)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$225,771	$218,951	$189,715
Withdrawals from investment and universal life contracts	(102,639)	(104,323)	(69,432)
Purchase and retirement of common stock	—	(421)	(780)
Payment of cash dividends	(7,225)	(7,134)	(6,858)

Net cash provided by financing activities	$115,907	$107,073	$112,645

Net Increase (Decrease) in Cash and Cash Equivalents	$150	$(9,749)	$9,749
Cash and Cash Equivalents at Beginning of Year	—	9,749	—

Cash and Cash Equivalents at End of Year	$150	$—	$9,749

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies

Nature of operations, principles of consolidation and basis of reporting

The Consolidated Financial Statements have been prepared on the basis of generally accepted accounting principles, which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Departments of the states in which we are domiciled (“statutory accounting practices”). Effective January 1, 2001, these states have adopted the National Association of Insurance Commissioners’ codified statutory accounting practices. Refer to Note 8 for further discussion.

We are engaged in the business of writing property and casualty insurance and life insurance.

The accompanying Consolidated Financial Statements include: United Fire & Casualty Company, its wholly owned subsidiaries; United Life Insurance Company (“United Life”), Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency, UFC Premium Finance Company, American Indemnity Financial Corporation, American Indemnity Company, United Fire & Indemnity Company, Texas General Indemnity Company, American Computing Company; and the affiliate United Fire Lloyds, which is financially and operationally controlled by American Indemnity Company. All material intercompany items have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement captions that are most dependent on management estimates and assumptions include investments, deferred policy acquisition costs and future policy benefits and losses, claims and settlement expenses.

Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform with the 2001 financial statement presentation.

Property and casualty segment

Premiums are reflected in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in force.

Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses incurred, and certain other costs expected to be incurred as the premium is earned.

To establish loss and loss adjustment expense reserves, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. The estimate of these reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so given our knowledge of the circumstances and claim facts. Historically, we have over-estimated our reserves for losses on an aggregate basis. We attribute this over-estimation to our diligent approach to reserving and our rigorous claims adjusting and settlement processes. To the extent that we have over- or under-estimated our loss and loss adjustment expense reserves, we adjust the reserves in the period the over- or under-estimate is determined.

Life segment

On whole life and term insurance (traditional business), premiums are reported as earned when due, and benefits and expenses are associated with premium income so as to result in the recognition of profits over the lives of the related contracts. On universal life and annuity (nontraditional) business, income and expenses are reported as charged and credited to policyholder account balances through the use of the retrospective deposit method. This method results in the recognition of profits over the lives of the related contracts, which is accomplished by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs.

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

The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the deferred policy acquisition costs that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity as of the balance sheet date. As of December 31, 2001, an adjustment to decrease deferred policy acquisition costs by $10,253,000 was made with a corresponding decrease to accumulated other comprehensive income. In 2000, the adjustment was to increase deferred policy acquisition costs by $336,000.

Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 4.5 percent to 8.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon statutory reserves.

Policy claim liabilities are determined using actuarial estimates. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions for such things as medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

Investments

Investments in held-to-maturity fixed income securities are recorded at amortized cost. We have the ability to hold these investments until maturity. Available-for-sale fixed income securities, equity securities and other long-term investments are recorded at fair value. Policy loans and short-term investments are recorded at cost. Included in investments at December 31, 2001 and 2000, are securities on deposit with various regulatory authorities, as required by law, with carrying values of $1,042,341,000 and $896,059,000, respectively.

Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation, resulting from available-for-sale fixed income securities, equity securities, other long-term investments and certain life deferred policy acquisition costs, are reported as direct increases or decreases in stockholders' equity, less applicable income taxes.

Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that we are unable to recover our cost basis in an investment. Impairment charges on investments are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

In 2001 and 2000, we wrote down a small amount of holdings in our fixed income portfolio as a result of other-than-temporary declines in market value and recognized a net realized loss, before tax, of $3,841,000 in 2001 and $2,932,000 in 2000. We continue to review the other-than-temporarily impaired securities for appropriate valuation on an ongoing basis.

Reinsurance

Premiums earned and losses and settlement expenses incurred are reported net of reinsurance ceded and are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Negative cash balances are included in accrued expenses and other liabilities. Net income taxes paid during 2001, 2000 and 1999 were $4,280,000, $2,088,000 and $505,000, respectively. Through December 31, 2000, tax and interest payments received in connection with the settlement of a federal income tax RAR were $1,160,000 and $889,000, respectively. There were no significant payments of interest other than interest credited to policyholders’ accounts in 2001, 2000 or 1999.

Property, equipment and depreciation

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,208,000, $3,512,000, and $2,458,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Amortization of intangibles

        Intangibles, including goodwill and agency relationships, are being amortized by the straight-line method over periods of up to 10 years. The carrying value of goodwill and other intangibles is reviewed regularly for impairment in the recoverability of the underlying asset. Any impairment of goodwill would be charged to operations in the period that the impairment was recognized. We did not take an impairment write-down of goodwill or other intangibles in 2001, 2000 or 1999.

Amortization expense totaled $845,000, $940,000, and $620,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We reduced goodwill by $2,437,000 and $645,000 in 2001 and 2000, respectively, as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 9 for further discussion.

Income taxes

We file a consolidated federal income tax return. Deferred tax assets and liabilities are determined at the end of each period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

Contingent liabilities

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Accounting changes

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, SFAS No.133 was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133—an amendment of FASB Statement No. 133”. SFAS No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The new statement requires all derivatives (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or a liability at fair value and establishes special accounting for certain types of hedges. We have had limited involvement with derivative financial instruments, and do not engage in the derivative market for hedging purposes. Effective January 1, 1999, we early adopted SFAS No. 133. As part of the implementation of SFAS No. 133, we were allowed to reassess our held-to-maturity portfolio without “tainting” the remaining securities classified as held-to-maturity. The impact on our Consolidated Financial Statements due to the reclassification from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes. This is shown as a change in accounting principle in the Consolidated Statements of Stockholders’ Equity. There was no other material effect on our Consolidated Financial Statements. Refer to Note 3 for further discussion.

In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”, which was effective for all fiscal quarters beginning after June 15, 2000, due to our early adoption of SFAS No. 133. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Because we have limited involvement with derivative financial instruments, and do not engage in the derivative market for hedging purposes, the adoption of SFAS No. 138 did not have a material effect on our Consolidated Financial Statements.

Effective January 1, 2000, we adopted Statement of Position (“SOP”) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.” The SOP provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of our reinsurance agreements are risk-transferring arrangements, accounted for according to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” The adoption of SOP 98-7 had no effect on our Consolidated Financial Statements.

Effective July 1, 2000, we adopted FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Including Stock Compensation (an Interpretation of Accounting Principles Board (“APB”) Opinion No. 25).” FIN No. 44 clarifies the application of APB Opinion No. 25 for only certain issues, such as: (a) the definition of employee for purposes of applying APB Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 had no impact on our Consolidated Financial Statements.

Effective December 31, 2000, we adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The SAB summarizes the SEC staff’s views on applying generally accepted accounting principles to the recognition of revenue in financial statements. The adoption of SAB No. 101 had no effect on our Consolidated Financial Statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which becomes effective January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, an acquired intangible asset should be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Recognized intangible assets (other than those with an indefinite life) will then be amortized over their estimated useful lives. The adoption of SFAS No. 141 will have no effect on our Consolidated Financial Statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which becomes effective January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test.We are currently evaluating the impact that the adoption of SFAS No. 142 will have on our results of operations and financial position.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which becomes effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which becomes effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.

Note 2.    Summary of Investments

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed income securities, equity securities and other long-term investments as of December 31, 2001 and 2000 is as follows.

	Year Ended December 31, 2001
Type of Investment	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(Dollars in Thousands)
Held-to-maturity
Fixed income securities
Bonds
United States
Government, government agencies and authorities
Collateralized mortgage obligations	$15,156	$497	$—	$15,653
Mortgage-backed securities	5,663	581	—	6,244
All others	1,774	305	—	2,079
States, municipalities and political subdivisions	150,525	7,227	535	157,217
Foreign	3,011	219	—	3,230
Public utilities	15,950	493	—	16,443
Corporate bonds
Collateralized mortgage obligations	6,074	126	—	6,200
All other corporate bonds	43,463	1,954	2	45,415

Total held-to-maturity	$241,616	$11,402	$537	$252,481

Available-for-sale
Fixed income securities
Bonds
United States
Government, government agencies and authorities
Collateralized mortgage obligations	$32,902	$1,039	$95	$33,846
Mortgage-backed securities	10	1	—	11
All others	37,397	1,437	35	38,799
States, municipalities and political subdivisions	82,275	1,695	434	83,536
All foreign bonds	37,435	1,306	1,659	37,082
Public utilities	255,606	7,166	4,741	258,031
Corporate bonds
Collateralized mortgage obligations	33,347	880	439	33,788
All other corporate bonds	663,697	16,481	22,657	657,521

Total available-for-sale fixed income securities	$1,142,669	$30,005	$30,060	$1,142,614

Equity securities
Common stocks
Public utilities	$3,702	$5,533	$30	$9,205
Banks, trust and insurance companies	10,075	42,155	68	52,162
All other common stocks	19,165	29,281	1,745	46,701
Nonredeemable preferred stocks	2,209	101	21	2,289

Total available-for-sale equity securities	$35,151	$77,070	$1,864	$110,357

Total available-for-sale	$1,177,820	$107,075	$31,924	$1,252,971

Other long-term investments	$10,002	$733	$569	$10,166

	Year Ended December 31, 2000
Type of Investment	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(Dollars in Thousands)
Held-to-maturity
Fixed income securities
Bonds
United States
Government, government agencies and authorities
Collateralized mortgage obligations	$15,099	$127	$46	$15,180
Mortgage-backed securities	7,832	507	1	8,338
All others	1,838	288	—	2,126
States, municipalities and political subdivisions	167,554	7,479	542	174,491
Foreign	3,024	102	—	3,126
Public utilities	17,966	330	23	18,273
Corporate bonds
Collateralized mortgage obligations	12,785	209	66	12,928
All other corporate bonds	57,333	1,180	118	58,395

Total held-to-maturity	$283,431	$10,222	$796	$292,857

Available-for-sale
Fixed income securities
Bonds
United States
Government, government agencies and authorities
Collateralized mortgage obligations	$27,992	$459	$45	$28,406
Mortgage-backed securities	12	1	—	13
All others	34,228	966	165	35,029
States, municipalities and political subdivisions	81,496	1,545	247	82,794
All foreign bonds	35,572	399	2,216	33,755
Public utilities	161,865	3,578	2,610	162,833
Corporate bonds
Collateralized mortgage obligations	45,344	665	703	45,306
All other corporate bonds	566,440	8,064	33,693	540,811

Total available-for-sale fixed income securities	$952,949	$15,677	$39,679	$928,947

Equity securities
Common stocks
Public utilities	$2,644	$6,626	$—	$9,270
Banks, trust and insurance companies	8,999	44,409	114	53,294
All other common stocks	18,652	30,475	916	48,211
Nonredeemable preferred stocks	372	1	16	357

Total available-for-sale equity securities	$30,667	$81,511	$1,046	$111,132

Total available-for-sale	$983,616	$97,188	$40,725	$1,040,079

Other long-term investments	$12,326	$1,061	$523	$12,864

The amortized cost and fair value of held-to-maturity and available-for-sale fixed income securities at December 31, 2001, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Year Ended December 31, 2001
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$17,061	$17,313	$43,164	$41,287
Due after one year through five years	44,746	47,318	428,885	432,364
Due after five years through ten years	64,127	67,162	435,537	436,648
Due after ten years	88,789	92,591	168,824	164,670
Mortgage-backed securities	5,663	6,244	10	11
Collateralized mortgage obligations	21,230	21,853	66,249	67,634

	$241,616	$252,481	$1,142,669	$1,142,614

Proceeds from sales of available-for-sale investments during 2001, 2000 and 1999 were $74,921,000, $68,963,000, and $35,653,000, respectively. Gross gains of $4,401,000, $8,172,000, and $2,920,000, respectively, were realized on those sales. Gross losses of $4,948,000, $10,987,000 and $895,000, respectively, were realized on those sales in 2001, 2000 and 1999.

There were no sales of held-to-maturity securities during 2001, 2000 or 1999.

A summary of realized investment gains (losses) resulting from sales, calls and maturities and net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

	Years Ended December 31
	2001	2000	1999
	(Dollars in Thousands)
Realized investment gains (losses)
Fixed income securities	$(1,509)	$(4,366)	$577
Equity securities	1,229	1,847	1,678
Other investments	94	437	48

	$(186)	$(2,082)	$2,303

Net changes in unrealized investment appreciation (depreciation)
Available-for-sale fixed income securities, equity securities and other long-term investments	$18,314	$18,281	$(53,552)
Deferred policy acquisition costs	(10,253)	(336)	13,181
Income taxes	(3,013)	(6,281)	14,130

	$5,048	$11,664	$(26,241)

Net changes in unrealized investment appreciation (depreciation), fixed income securities	$25,386	$14,568	$(65,882)

The net investment income for the years ended December 31, 2001, 2000 and 1999 is composed of the following.

	Years Ended December 31
	2001	2000	1999
	(Dollars in Thousands)
Investment income
Interest on fixed income securities	$92,596	$82,493	$70,134
Dividends on equity securities	3,055	3,305	2,899
Interest on other long-term investments	4,211	2,318	3,332
Interest on mortgage loans	—	—	105
Interest on policy loans	643	654	676
Other	2,537	2,102	1,688

Total investment income	$103,042	$90,872	$78,834
Less investment expenses	4,133	4,005	3,517

Investment income, net	$98,909	$86,867	$75,317

Note 3.    Derivative Instruments

We write covered call options on our equity portfolio to generate additional portfolio income and do not use these instruments for hedging purposes. Covered call options are recorded at fair value and are included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At December 31, 2001 and 2000, there were no open covered call options. In assessing the impact of any embedded derivative instruments, we have elected to apply SFAS No. 133 only to those instruments or contracts with embedded derivative instruments issued, acquired, or substantively modified by us after December 31, 1997. We have analyzed our financial instruments and contracts in accordance with SFAS No. 133 and determined there is no material effect on our Consolidated Financial Statements. As part of the implementation of SFAS No. 133, we were allowed to reassess our held-to-maturity portfolio without “tainting” the remaining securities classified as held-to-maturity. The cumulative effect of the impact on our Consolidated Financial Statements, due to the reclassification of $246,623,000 of fixed income securities from held-to-maturity to available-for-sale, effective January 1, 1999, increased the carrying value of available-for-sale fixed income securities by approximately $9,250,000 and other comprehensive income by approximately $6,013,000, net of deferred income taxes.

Note 4.    Fair Value of Financial Instruments

We estimated the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

In most cases, quoted market prices were used in determining the fair value of fixed income securities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management’s opinion, these values reflect fair value at December 31, 2001 and 2000.

Policy loans are carried at the actual amount loaned to the policyholder. No policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, in all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders’ account balance for interest-sensitive policies.

For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

The fair value of the liabilities for annuity products, which are in a benefit payment phase, guaranteed investment contracts and structured settlements, is based on a discount rate of 6.25 and 7.0 percent at December 31, 2001 and 2000, respectively. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 2001 and 2000 is as follows.

	At December 31
	2001		2000
Assets	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Dollars in Thousands)
Investments
Held-to-maturity fixed income securities	$252,481	$241,616	$292,857	$283,431
Available-for-sale fixed income securities	1,142,614	1,142,614	928,947	928,947
Equity securities	110,357	110,357	111,132	111,132
Policy loans	8,201	8,201	8,437	8,437
Other long-term investments	10,166	10,166	12,864	12,864
Short-term investments	48,008	48,008	58,224	58,224
Other Assets
Accrued investment income	25,723	25,723	22,578	22,578
Liabilities
Policy Reserves
Annuity (Accumulations)	$713,276	$749,899	$599,610	$634,551
Annuity (On-Benefits)	2,917	3,212	4,658	3,225
Structured settlements	786	768	893	1,041
Guaranteed investment contracts	3,437	3,449	3,251	3,245

Note 5.    Short-Term Borrowings

We maintain a $20 million bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. For the years ended December 31, 2001 and 2000, we did not borrow against this available line of credit. There were no loan balances outstanding as of December 31, 2001 and 2000.

Note 6.    Reinsurance

Property and casualty segment

The property and casualty insurance companies cede portions of their insurance business to other insurance companies on both a pro rata and excess of loss basis. Insurance ceded by the property and casualty insurance companies does not relieve their primary liability as the originating insurers. Written premiums ceded were $25,167,000, $22,748,000 and $24,031,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Earned premiums ceded were $23,963,000, $27,765,000 and $27,206,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We believe all amounts are collectable and realizable with regard to reinsurance receivables and prepaid reinsurance premiums, respectively. There are no concentrations of credit risk associated with reinsurance.

The property and casualty insurance companies also assume portions of their insurance business from other insurance companies. Written premiums assumed for the years ended December 31, 2001, 2000 and 1999 were $15,708,000, $25,522,000 and $33,372,000, respectively. Assumed premiums earned for the years ended December 31, 2001, 2000 and 1999 were $19,171,000, $31,658,000 and $34,289,000, respectively.

Our reinsurance assumed from foreign insurance companies is primarily accounted for using the periodic method, whereby premiums are recognized as revenue over the policy term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur. The amount of reinsurance business assumed from foreign insurance companies is not material to our Consolidated Financial Statements.

Life segment

United Life follows the policy of reinsuring the portion of the risk in excess of $200,000 on the life of any individual. Claims are stated after deduction of reserves and claims applicable to reinsurance ceded to other companies; however, United Life is contingently liable for these amounts in the event such companies are unable to pay their portion of the claims and is contingently liable for ceded insurance in force of $414,496,000 and $422,577,000 at December 31, 2001 and 2000, respectively. Approximately 66 percent of ceded life insurance in force as of December 31, 2001, has been ceded to two reinsurers. We believe all amounts are collectable with regard to reinsurance receivables.

Note 7.    Reserves for Losses, Loss Adjustment Expenses and Life Policy Claim Liabilities

Property and casualty segment

The table below provides an analysis of changes in our property and casualty loss and loss adjustment expense (“LAE”) reserves for 2001 and 2000 (net of reinsurance amounts). Changes in reserves are reflected in the income statement for the year when the changes are made. The favorable development in 2001 primarily related to lower than expected claim severity in the other liability and commercial auto liability lines of business.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

We are not aware of any significant contingent liabilities as far as environmental issues are concerned. Because of the type of property coverage we write, there exists the potential for exposure to environmental pollution and asbestos claims. Our underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

	At December 31
	2001	2000
	(Dollars in Thousands)
Gross liability for losses and LAE at beginning of year	$358,032	$338,243
Less reinsurance receivables	37,526	27,606

Net liability for losses and LAE at beginning of year	$320,506	$310,637
Provision for losses and LAE for claims occurring in the current year	303,182	263,099
Decrease in estimated losses and LAE for claims occurring in prior years	(47,037)	(36,931)

Total incurred	$256,145	$226,168

Losses and LAE payments for claims occurring during
Current year	$139,225	$119,278
Prior years	110,516	97,021

Total paid	$249,741	$216,299

Net liability for losses and LAE at end of year	$326,910	$320,506
Plus reinsurance receivables	39,609	37,526

Gross liability for losses and LAE at end of year	$366,519	$358,032

Life Segment

The table below provides an analysis of changes in our life policy claim liabilities for 2001 and 2000 (net of reinsurance amounts). United Life's policy claim liabilities are determined using actuarial estimates. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions for such things as medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

	At December 31
	2001	2000
	(Dollars in Thousands)
Gross liability for unpaid claims beginning of year	$1,769	$1,819
Less reinsurance receivables	41	116

Net liability for unpaid claims at beginning of year	$1,728	$1,703
Incurred claims related to
Current year	$11,025	$10,337
Prior year	2,867	2,621

Total incurred	$13,892	$12,958

Paid claims related to
Current year	$10,437	$10,059
Prior years	2,874	2,874

Total paid	$13,311	$12,933

Net liability for unpaid claims at end of year	$2,309	$1,728
Plus reinsurance receivables	385	41

Gross liability for unpaid claims at end of year	$2,694	$1,769

Note 8.    Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions

Statutory stockholders’ surplus and net income at December 31, 2001, 2000 and 1999 and for the years then ended are as follows.

	Statutory Stockholders’ Surplus	Statutory Net Income
	(Dollars in Thousands)
2001
Property and casualty(1)	$194,988	$9,682
Life, accident and health	68,877	2,361
2000
Property and casualty(1)	$183,604	$7,829
Life, accident and health	66,217	(819)
1999
Property and casualty(1)	$179,689	$191
Life, accident and health	53,912	2,605

(1)	Property and casualty surplus includes Life, accident and health surplus.

The insurance industry is governed by the NAIC and individual state insurance departments. All of the insurance departments of the states in which we are domiciled have adopted codification of insurance statutory accounting practices effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. Due to the adoption of codification, the effect on the statutory financial statements as of January 1, 2001, was an increase to statutory policyholders’ surplus of approximately $10,300,000. This change does not affect the accompanying financial statements, which are based on generally accepted accounting principles. Pursuant to codification rules, permitted statutory accounting practices may be utilized, with approval from an insurer’s state of domicile insurance department; however, we do not use any statutory permitted practices. As part of the NAIC and state insurance department’s solvency regulations, we are required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2001, both the life segment and the property and casualty companies had capital well in excess of their required levels.

The State of Iowa Insurance Department governs the amount of dividends that may be paid to stockholders without prior approval by the Insurance Department. Based on these restrictions, we could make a maximum of $150,257,000 in dividend distributions to stockholders in 2002. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. We received $275,000 of dividends from our subsidiaries in 2001, compared to none in 2000.

In the fourth quarter of 2000, we contributed $15,000,000 in cash to United Life to support the growth of life insurance premiums and annuity deposits.

Note 9.    Federal Income Tax

Federal income tax expense is composed of the following.

	Years Ended December 31
	2001	2000	1999
	(Dollars in Thousands)
Current	$2,129	$357	$541
Deferred	2,408	1,465	1,293

Total	$4,537	$1,822	$1,834

A reconciliation of income tax expense computed at the applicable Federal tax rate of 35 percent in 2001, 2000 and 1999, respectively, to the amount recorded in the Consolidated Financial Statements is as follows.

	Years Ended December 31
	2001	2000	1999
	(Dollars in Thousands)
Computed expected rate	$10,021	$6,072	$6,026
Reduction for tax-exempt municipal bond interest income	(3,542)	(4,572)	(4,994)
Reduction for nontaxable dividend income	(585)	(724)	(631)
Reduction in contingent tax liability	(1,143)	—	—
Other, net	(214)	1,046	1,433

Federal income taxes, as provided	$4,537	$1,822	$1,834

Our effective income tax rates were 16 percent, 11 percent and 11 percent in 2001, 2000 and 1999, respectively.

These rates were lower than the applicable federal tax rates of 35 percent, due primarily to our portfolio of tax-exempt securities and a reduction in contingent tax liability.

The significant components of the net deferred tax liability at December 31, 2001 and 2000 are as follows.

	At December 31
	2001	2000
	(Dollars in Thousands)
Deferred tax liabilities
Deferred acquisition costs	$31,639	$26,802
Net unrealized appreciation on investment securities	26,845	24,024
Depreciation on assets	1,102	1,503
Net bond discount accretion and premium amortization	2,072	1,735
Miscellaneous	1,037	2,170

Gross deferred tax liability	$62,695	$56,234

Deferred tax assets
Financial statement reserves in excess of income tax reserves	$23,807	$22,696
Unearned premium adjustment	11,644	10,352
Postretirement benefits other than pensions	3,398	3,160
Salvage and subrogation	1,170	956
Pension	1,735	1,421
Alternative minimum tax (“AMT”) credit carryforwards	2,701	2,106
Net operating loss (“NOL”) carryforwards	8,934	10,020
Miscellaneous	5,581	4,648

Gross deferred tax assets	$58,970	$55,359
Valuation Allowance	(8,934)	(11,370)

Net deferred tax liability	$12,659	$12,245

We have tax NOL carryforwards totaling $26,605,000 as of December 31, 2001. These NOL carryforwards were purchased by us when we acquired American Indemnity Financial Corporation. These NOL carryforwards expire as follows: 2002, $621,000; 2003, $2,509,000; 2004, $1,247,000; 2005, $118,000; 2006, $43,000; 2007, $14,000; 2008, $14,000; 2009, $4,604,000; 2010, $989,000; 2011, $5,491,000; 2017, $6,819,000; 2018, $4,136,000. We are required to establish a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. We established a valuation allowance of $8,934,000 for deferred tax assets relating to American Indemnity Financial Corporation’s NOLs, which can only be used to offset future income of the property and casualty segment. If we determine that the benefit of the American Indemnity Financial Corporation NOLs can be realized in the future, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to goodwill, until goodwill has been eliminated. We have AMT credit carryforwards of $2,701,000, which do not expire.

In 2001, we eliminated a deferred tax liability of $1,143,000, which we had established in connection with a RAR and other tax contingencies related to the 1999 purchase of American Indemnity Financial Corporation. The RAR has been settled, and management believes that the reserve for other tax contingencies is unnecessary at December 31, 2001. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in current federal income tax expense of $1,143,000.

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2001, we had approximately $2,121,000 of untaxed “Policyholders’ Surplus” on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the enactment of new tax legislation, we do not believe that any significant portion of the account will be taxed in the near future; therefore, no deferred tax liability has been recognized relating to the Policyholders’ Surplus balance. If the entire Policyholders’ Surplus balance became taxable at the current federal rate, the tax would be approximately $742,000.

Note 10.    Employee Benefit Obligations

The defined benefit pension plan covers substantially all employees. Under this plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. It is our policy to fund this plan on a current basis to the extent deductible under existing tax regulations. We used December 31 as the date for measuring plan assets and liabilities.

Effective January 1, 2000, the postretirement health care plans of United Fire and American Indemnity Financial Corporation were merged. This merger brought all non-retired American Indemnity Financial Corporation employees into our plan; retired American Indemnity Financial Corporation employees were not affected by this merger and will retain their full benefits accrued under the American Indemnity Financial Corporation plan. The merged defined benefit postretirement health care plan covers substantially all benefit-eligible employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after the stated deductible has been met. Participants become eligible for the benefits if they retire from United Fire after reaching age 55 with 10 or more years of participation in the plan and 10 or more years of employment with the plan sponsor. The plan is contributory, with retiree contributions generally adjusted annually.

Under the merged plan, the employment date of the non-retired American Indemnity Financial Corporation employees is considered to be January 1, 2000 for purposes of determining eligibility for plan benefits. The effect of the merger was the termination of the future accrual of medical and dental benefits and the forfeiture of said benefits previously accrued for these employees under the American Indemnity Financial Corporation postretirement health care plan. The change and elimination of medical and dental benefits resulted in a negative plan amendment of $253,000, which is considered negative prior service cost that will be amortized over a period of 11 years as a reduction to the net periodic postretirement benefit cost recognized in earnings. In addition, these employees will not be eligible for postretirement life insurance as previously accrued for under the American Indemnity Financial Corporation postretirement health care plan. The elimination of the accrued life insurance benefit resulted in a curtailment gain of $103,000, which is reflected as a current gain in 2000 earnings, and a negative plan amendment of $391,000, which is considered negative prior service cost that will be amortized to earnings over a period of 12 years. The retirees of American Indemnity Financial Corporation retained their health care and life insurance benefits provided under the American Indemnity Financial Corporation postretirement health care plan, having reached age 55 with 25 years of service, or age 60 with 20 years of service, or age 65 with 15 years of service as of December 31, 1999.

The following table provides a reconciliation of the changes in both plans’ benefit obligations and fair value of plan assets and a statement of the funded status for 2001 and 2000. The table includes the obligations and fair values acquired in connection with the purchase of American Indemnity Financial Corporation. The amounts related to the acquisition are based on valuations as of December 31, 1999, which approximates the valuation had it been measured as of the acquisition date.

	Pension benefits		Other benefits
At December 31	2001	2000	2001	2000
	(Dollars in Thousands)
Reconciliation of benefit obligation
Obligation at beginning of year	$26,426	$23,618	$8,332	$9,118
Service cost	1,370	1,127	410	384
Interest cost	2,037	1,837	633	596
Plan amendments	—	—	—	(723)
Actuarial (gain) loss	2,256	1,316	(143)	(758)
Benefit payments and adjustments	(1,023)	(1,472)	516	(285)

Obligation at December 31	$31,066	$26,426	$9,748	$8,332

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$19,098	$19,857	$—	$—
Actual return on plan assets	792	(590)	—	—
Employer contributions	2,288	1,303	(516)	203
Participant contribution	—	—	—	82
Benefits payments and adjustments	(1,023)	(1,472)	516	(285)

Fair value of plan assets at December 31	$21,155	$19,098	$—	$—

Funded status
Funded status at December 31	$(9,911)	$(7,328)	$(9,748)	$(8,332)
Unrecognized prior service cost	742	840	15	102
Unrecognized (gain) loss	5,758	2,791	(257)	(1,188)
Minimum pension liability adjustment	(549)	—	—	—

Accrued benefit cost	$(3,960)	$(3,697)	$(9,990)	$(9,418)

The following table provides the components of net periodic benefit cost for the plans for 2001, 2000 and 1999.

	Pension benefits			Other benefits
Years Ended December 31	2001	2000	1999	2001	2000	1999
	(Dollars in Thousands)
Plan costs
Service cost	$1,370	$1,127	$921	$410	$384	$365
Interest cost	2,037	1,837	1,523	633	596	480
Expected return on plan assets	(792)	590	(1,407)	—	—	—
Amortization of transition (asset) obligation	—	—	(42)	—	—	—
Amortization of prior service cost	97	97	97	87	87	142
Amortization of net (gain) loss	(710)	(2,246)	—	(42)	(39)	4
Effect of curtailment	—	—	—	—	(103)	—

Net periodic benefit cost	$2,002	$1,405	$1,092	$1,088	$925	$991

The unrecognized prior service cost and the actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility.

The assumptions used in the measurement of our benefit obligations are shown in the following table.

	Pension benefits		Other benefits
Weighted-average assumptions as of December 31	2001	2000	2001	2000
Discount rate	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

During 2001, we recorded a minimum pension liability of $549,000 (before tax), which represents the amount that we must recognize to cover a $1,291,000 deficit occurring as a result of our liability already recognized as unfunded accrued pension cost being less than our unfunded accumulated benefit obligation at December 31, 2001. The amount of this deficit is first offset by any prepaid pension cost ($742,000) to arrive at the additional minimum pension liability required to be recognized in our Consolidated Financial Statements.

For measurement purposes, an 8.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2002. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2008 and remain at that level thereafter. For dental claims, a 5.25 percent annual rate of increase was assumed for 2002, decreasing gradually to 4.75 percent for 2005 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

	1% Increase	1% Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$187	$(149)
Effect on the health care component of the accumulated postretirement benefit obligation	1,428	(1,157)

The annual per capita contributions for the benefits provided to retired American Indemnity Financial Corporation employees are capped. As a result, increases in the assumed health care cost trend rate will have no significant effect on the accumulated postretirement benefit obligation or on the net periodic postretirement benefit cost as of December 31, 2001.

The pension plan owned 101,029 shares of United Fire common stock as of December 31, 2001, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund, maintained by United Life Insurance Company, is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2001, 2000 and 1999, was $1,728,000, $793,000 and $503,000, respectively.

We also have an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining age 21. Contributions to this plan are made at the discretion of United Fire. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2001, 2000 and 1999, the ESOP owned 127,190, 127,386 and 123,733 shares of Company stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $60,000, $50,000 and $60,000 in 2001, 2000 and 1999 respectively.

We have a nonqualified employee stock option plan, which authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies, including any director. These options are granted to buy shares of United Fire’s stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date.

Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors. However, during 1999, eligible employees had the opportunity to purchase the options at $10 per option in lieu of receiving a cash bonus for services rendered, up to the total amount of bonus awarded for the year.

Options granted pursuant to the plan may not be sold, pledged, assigned or transferred by the optionee. In cases of termination, any unexercised accrued installments of the option granted under the plan to such terminated optionee shall expire and become unexercisable as of the earlier of: (a) the expiration of the applicable option period, or (b) 30 days after the termination of employment occurs, provided however, that we may, in our discretion, extend said date up to and including a date one year following such termination of employment. In cases of death or disability, any unexercised accrued installments of the option granted under the plan to such optionee shall expire and become unexercisable as of the earlier of: (a) the applicable option expiration date, or (b) the first anniversary of the date of death of such optionee (if applicable), or (c) the first anniversary of the date of the termination of employment by reason of disability (if applicable).

The following table sets forth the activity of our stock option plan for the years ended December 31, 2001 and 2000.

	2001		2000
	Shares of Common Stock	Weighted-Average Exercise Price	Shares of Common Stock	Weighted-Average Exercise Price
Outstanding at beginning of year	16,771	$22.35	6,021	$26.38
Granted	10,000	21.13	10,750	20.09

Outstanding at end of year (1)	26,771	$21.89	16,771	$22.35

Options exercisable at year-end	4,558	$23.41	1,204	$26.38
Weighted-average fair value of options granted during the year		$7.94		$9.03

(1)	There were no options exercised, forfeited or expired during 2001 and 2000.

        The weighted-average grant date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model. Under this model, the following significant assumptions are used to estimate the fair value of options as of the grant date: (1) the expected life of the options granted; (2) the current risk-free interest rate over the expected life of the options; (3) the expected volatility in the underlying stock price; and (4) the expected annual dividend rate. The weighted average assumptions used for 2001 and 2000 were: (1) 10 years; (2) 5.1 percent; (3) 41 percent; (4)$.72 and (1) 10 years;(2) 6.5 percent; (3) 49 percent; (4)$.68, respectively.

The following table summarizes information regarding the stock options outstanding at December 31, 2001.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$18-24	20,750	8.62	$20.59	2,150	$20.09
25-30	6,021	7.24	26.38	2,408	26.38

$18-30	26,771	8.31	$21.89	4,558	$23.41

We have elected to account for our stock options under APB No. 25 and, as such, no compensation cost is recognized since the exercise price of United Fire’s stock options is equal to, or greater than, the market price of the underlying stock on the date of grant. Should the stock options have been accounted for under SFAS No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date. The amount of compensation cost that would have been recognized as of December 31, 2001 and 2000 under SFAS No. 123 has been determined to have an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Note 11.    Segment Information

We have two reportable business segments in our operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products, using the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Significant Accounting Policies in Note 1. The two segments are evaluated by management, based on both a statutory and a generally accepted accounting principles basis. Results are analyzed, based on profitability (i.e. loss ratios), expenses and return on equity. Since all insurance is sold domestically, we have no revenues allocable to foreign operations. The analysis that follows is reported on a generally accepted accounting principles basis and is reconciled to our Consolidated Financial Statements.

The property and casualty segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,220 independent agencies and brokers in 40 states. Of these states, our strongest property and casualty markets are Texas, Iowa, Louisiana, Missouri and Illinois, which accounted for approximately 55 percent of our direct property and casualty premiums written in 2001.

United Life underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through approximately 1,470 independent agencies in 25 states. Of these states, Iowa, Minnesota, Wisconsin, Illinois and Missouri accounted for approximately 69 percent of our direct life insurance premiums written in 2001.

Total revenue by segment includes sales to both outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in our Consolidated Statements of Income. Intersegment sales are accounted for on the same basis as sales to outside customers. The table on the following page sets forth certain data for each of our business segments.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Property and Casualty Insurance Segment
Revenues
Net premiums earned:
Fire and allied lines (1)	$111,367	$96,894	$76,557
Automobile	98,215	85,323	64,558
Other Liability (2)	68,434	57,720	38,922
Workers’ compensation	29,475	25,858	20,524
Fidelity and surety	20,481	18,087	18,129
Reinsurance	17,504	22,539	27,739
Miscellaneous	1,106	850	625

Total net premiums earned	$346,582	$307,271	$247,054
Net investment income	28,352	25,536	23,614
Realized investment gains and other income	1,885	2,927	2,444
Commission and policy fee income	2,108	2,172	1,912

Total reportable segments	$378,927	$337,906	$275,024

Intersegment eliminations	(125)	(137)	(137)

Total revenues	$378,802	$337,769	$274,887

Net income before income taxes
Revenues	$378,927	$337,906	$275,024
Benefits, losses and expenses	362,626	329,253	272,315

Total reportable segments	$16,301	$8,653	$2,709

Intersegment eliminations	92	85	(22)

Total net income before income taxes	$16,393	$8,738	$2,687

Income tax expense	834	(1,072)	(3,375)

Net income	$15,559	$9,810	$6,062

Assets
Total reportable segments	$862,536	$830,263	$807,558
Intersegment eliminations	(137,188)	(127,683)	(165,135)

Total assets	$725,348	$702,580	$642,423

Life Insurance Segment
Revenues
Net premiums earned:
Universal life	$9,180	$9,016	$8,696
Ordinary life (other than universal)	5,489	4,753	5,199
Accident and health	5,773	5,341	5,271
Annuities	274	2,422	2,264
Credit life	4,660	4,537	4,493
Group accident and health	278	235	177

Total net premiums earned	$25,654	$26,304	$26,100
Net investment income	70,682	61,468	51,840
Realized investment gains (losses) and other income	(1,969)	(4,752)	492

Total reportable segments	$94,367	$83,020	$78,432

Intersegment eliminations	(217)	(210)	(103)

Total revenues	$94,150	$82,810	$78,329

Net income before income taxes
Revenues	$94,367	$83,020	$78,432
Benefits, losses and expenses	82,038	74,324	63,923

Total reportable segments	$12,329	$8,696	$14,509

Intersegment eliminations	(92)	(85)	22

Total net income before income taxes	$12,237	$8,611	$14,531

Income tax expense	3,703	2,894	5,209

Net income	$8,534	$5,717	$9,322

Assets
Total reportable segments	$1,126,491	$971,529	$825,293
Intersegment eliminations	—	—	—

Total assets	$1,126,491	$971,529	$825,293

Consolidated Totals
Total consolidated revenues	$472,952	$420,579	$353,216
Total consolidated net income	$24,093	$15,527	$15,384
Total consolidated assets	$1,851,839	$1,674,109	$1,467,716

(1)	“Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.
(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

Depreciation expense and property and equipment acquisitions for the years ended December 31, 2001, 2000 and 1999, are reflected in the property and casualty insurance segment.

Note 12.    Quarterly Financial Information (Unaudited)

The following table sets forth our selected quarterly financial information.

Quarters	First	Second	Third	Fourth	Total
	(Dollars in Thousands Except Per Share Data)
Fiscal year ended December 31, 2001
Total revenues	$112,752	$115,841	$121,606	$122,753	$472,952

Net income (loss)	$10,647	$(215)	$1,503	$12,158	$24,093

Basic and diluted earnings (loss) per common share	$1.06	$(0.02)	$0.15	$1.21	$2.40

Fiscal year ended December 31, 2000
Total revenues	$100,232	$101,611	$107,671	$111,065	$420,579

Net income	$3,382	$949	$7,094	$4,102	$15,527

Basic and diluted earnings per common share	$0.34	$0.09	$0.71	$0.41	$1.55

Fiscal year ended December 31, 1999
Total revenues	$79,057	$79,828	$90,868	$103,463	$353,216

Net income	$2,964	$541	$6,398	$5,481	$15,384

Basic and diluted earnings per common share	$0.29	$0.05	$0.63	$0.54	$1.53

Note 13.    Earnings and Dividends Per Common Share

Cash dividends per common share of $.72 and $.71 were declared in 2001 and 2000, respectively. In the calculation of 2001 earnings per share, certain of the stock options granted to employees were included in the computation of diluted earnings per share because the option exercise prices were less than the weighted average market price of the common shares over the period the options were outstanding during 2001. No options were included in the calculation of diluted earnings per share as of December 31, 2000, because the option exercise prices were greater than the weighted average market price of the common shares over the period the options were outstanding during 2000. All options were still outstanding as of December 31, 2001 and 2000.

Note 14.    Comprehensive Income

The change in our stockholders’ equity from transactions and other events and circumstances from non-shareholder sources is referred to as comprehensive income. It includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders.

The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. The following table sets forth the components of other comprehensive income (loss), and the related tax effects, for the years ended December 31, 2001, 2000 and 1999.

	Amount Before Tax	Income Tax (Expense) Benefit	Amount Net of Taxes
	(Dollars in Thousands)
2001
Minimum pension liability adjustment	$(549)	$192	$(357)
Net unrealized appreciation arising during the period	7,875	(2,948)	4,927
Less reclassification for net realized losses included in income	(186)	65	(121)

Other comprehensive income	$7,512	$(2,821)	$4,691

2000
Net unrealized appreciation arising during the period	$15,863	$(5,552)	$10,311
Less reclassification for net realized losses included in income	(2,082)	729	(1,353)

Other comprehensive income	$17,945	$(6,281)	$11,664

1999
Transition adjustment for the effect of a change in accounting principle	$9,250	$(3,237)	$6,013
Net unrealized depreciation arising during the period	(47,318)	16,561	(30,757)
Less reclassification for net realized gains included in income	2,303	(806)	1,497

Other comprehensive loss	$(40,371)	$(14,130)	$(26,241)

Note 15.    Acquisition

On August 10, 1999, we acquired American Indemnity Financial Corporation as a wholly owned subsidiary for approximately $30,211,000 in cash in exchange for 1,962,410 shares of common stock. The transaction was accounted for using the purchase method of accounting. Common stockholders of American Indemnity Financial Corporation received approximately $14.35 per share of common stock at the closing of the transaction and deferred consideration of up to $1.00 per share, subject to adjustments relating to indemnities. The purchase price paid for American Indemnity Financial Corporation has been allocated to the assets acquired and liabilities assumed, based on their fair values, and the excess purchase price has been recorded as goodwill. Goodwill of $7,846,000 is being amortized on a straight-line basis for a period of 10 years. An escrow account with a balance of $1,990,000 is included in our Consolidated Balance Sheets in other assets for potential payment of the deferred consideration. Any payments out of this account to American Indemnity Financial Corporation shareholders will be deemed additional consideration, and as such, would be recorded as additional goodwill relating to the purchase of American Indemnity Financial Corporation.

In connection with the purchase, we developed a plan (the “exit plan”) to close certain branches and involuntarily terminate certain employees of American Indemnity Financial Corporation. A liability of $972,000, to reflect employee termination benefits of $626,000 and future contractual lease payments related to abandoned facilities of $346,000, was included in the allocation of the purchase price. The exit plan was completed by December 31, 1999. All of this liability was paid as of December 31, 2000.

American Indemnity Financial Corporation, based in Galveston, Texas, is a holding company that is made up of the following regional property and casualty insurance companies: American Indemnity Company; United Fire & Indemnity Company; Texas General Indemnity Company; and United Fire Lloyds. The American Indemnity insurers offer personal and commercial lines of insurance through independent agents.

The 1999 amounts in the consolidated statements of operations include American Indemnity Financial Corporation’s results for the period of August 10, 1999, through December 31, 1999. The following schedule summarizes the assets acquired and the liabilities assumed as of August 10, 1999.

(Dollars in Thousands)
Assets acquired
Fixed income securities	$68,499
Equity securities	14,344
Other assets	57,355

Total assets acquired	$140,198

Liabilities assumed
Policy reserves and unearned premiums	$102,483
Other liabilities	17,340

Total liabilities assumed	$119,823

Net assets acquired	$20,375

Excess of acquisition cost over net assets acquired	7,846

Total purchase price	$28,221

The following table presents the unaudited pro forma results of operations for 1999 had the acquisition occurred on January 1, 1999.

December 31, 1999
(Unaudited)
(Dollars in Thousands Except Per Share Data)
Revenues	$390,574
Net income	11,748
Basic and diluted earnings per share	1.17

        The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are such operating results necessarily indicative of future operating results.

Note 16.    Lease Commitments

At December 31, 2001, we are obligated under noncancelable operating lease agreements principally relating to office space, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $2,182,000, $1,176,000, and $661,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

At December 31, 2001, our future minimum rental payments are as follows (in thousands).

2002	$2,139
2003	1,501
2004	596
2005	191
2006	146
Thereafter	1,536

Total	$6,109

Note 17.    September 11 Events

We did not have direct exposure related to the September 11 national events. However, the 2001 results include claims of $6,892,000 (before tax) related to the terrorist attacks from assumed property reinsurance.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
United Fire & Casualty Company:

We have audited the accompanying consolidated balance sheets of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the supplementary schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Fire & Casualty Company and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company and its subsidiaries changed their method of accounting for derivative instruments and hedging activities.

Our audit was made for the purpose of forming an opinion on the basic financial statements of the Company taken as a whole. The supplementary schedules (Schedule III—Supplementary Insurance Information, Schedule IV—Reinsurance, Schedule V—Valuation and Qualifying Accounts, and Schedule VI—Supplemental Information Concerning Property and Casualty Insurance Operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

AR	THUR ANDERSEN LLP

Chicago, Illinois
February 8, 2002

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules
III – Supplementary Insurance Information	45
IV – Reinsurance	46
V – Valuation and Qualifying Accounts	47
VI – Supplemental Information Concerning Property and Casualty Insurance Operations	48

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

SCHEDULE III.    SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Thousands)

	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Realized Investment Gains (Losses) and Other Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Under- writing Expenses	Interest on Policy- holders’ Accounts	Premiums Written
Year Ended December 31, 2001
Property and casualty	$29,313	$366,519	$171,214	$346,582	$1,885	$28,227	$256,145	$58,293	$47,972	$—	$366,138
Life, accident and health(1)	73,390	956,797	16,573	25,437	(1,969)	70,682	19,420	9,209	5,070	48,213	27,467

Total	$102,703	$1,323,316	$187,787	$372,019	$(84)	$98,909	$275,565	$67,502	$53,042	$48,213	$393,605

(1) Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

Year Ended December 31, 2000
Property and casualty	$23,385	$358,032	$150,453	$307,271	$2,927	$25,536	$226,168	$48,080	$54,784	$—	$325,052
Life, accident and health(1)	75,014	822,158	14,759	26,094	(4,752)	61,331	16,880	10,314	4,594	42,410	25,010

Total	$98,399	$1,180,190	$165,212	$333,365	$(1,825)	$86,867	$243,048	$58,394	$59,378	$42,410	$350,062

(1) Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

Year Ended December 31, 1999
Property and casualty	$20,533	$338,243	$132,846	$247,054	$2,444	$23,477	$185,643	$39,998	$46,559	$—	$254,214
Life, accident and health(1)	69,541	701,350	15,626	25,997	492	51,840	16,805	9,865	4,842	32,286	25,359

Total	$90,074	$1,039,593	$148,472	$273,051	$2,936	$75,317	$202,448	$49,863	$51,401	$32,286	$279,573

(1) Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2001 financial statement presentation. Amounts included herein are net of inter-company eliminations.

SCHEDULE IV.    REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
	(Dollars in Thousands)
Year Ended December 31, 2001
Life insurance in force	$4,066,238	$414,496	$—	$3,651,742
Premiums earned:
Property and casualty	$351,374	$23,963	$19,171	$346,582	5.53%
Life insurance	20,855	1,138	—	19,717
Accident and health insurance	5,862	142	—	5,720

Total	$378,091	$25,243	$19,171	$372,019	5.15%

Year Ended December 31, 2000
Life insurance in force	$3,930,948	$422,577	$—	$3,508,371
Premiums earned:
Property and casualty	$303,378	$27,765	$31,658	$307,271	10.30%
Life insurance	21,899	1,071	—	20,828
Accident and health insurance	5,410	144	—	5,266

Total	$330,687	$28,980	$31,658	$333,365	9.50%

Year Ended December 31, 1999
Life insurance in force	$3,839,897	$396,382	$—	$3,443,515
Premiums earned:
Property and casualty	$239,971	$27,206	$34,289	$247,054	13.88%
Life insurance	22,080	1,316	—	20,764
Accident and health insurance	5,408	175	—	5,233

Total	$267,459	$28,697	$34,289	$273,051	12.56%

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2001 financial statement presentation.

SCHEDULE V.    VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	(Dollars in Thousands)
Allowance for bad debts (2)
Year ended December 31, 2001	$1,173	$—	$—	$558	$615
Year ended December 31, 2000	899	274	—	—	1,173
Year ended December 31, 1999	731	168	—	—	899
Deferred tax asset valuation allowance (1)
Year ended December 31, 2001	11,370	—	—	2,436	8,934
Year ended December 31, 2000	15,139	—	—	3,769	11,370
Year ended December 31, 1999	—	—	15,139	—	15,139
Restructuring liability (3)
Year ended December 31, 2001	—	—	—	—
Year ended December 31, 2000	972	—	—	972	—
Year ended December 31, 1999	—	972	—	—	972

(1)	Recorded in connection with purchase of American Indemnity Financial Corporation.
(2)	Reversal of allowance due to subsequent collections.
(3)	A liability for employee termination benefits and future contractual lease payments related to abandoned facilities in connection with the purchase of American Indemnity Financial Corporation.

SCHEDULE VI.    SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(Dollars in Thousands)

Affiliation with Registrant: United Fire and consolidated property and casualty subsidiaries	Deferred Policy Acquisition Costs	Reserves for Unpaid claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Realized Investment Gains	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							(1) Current Year	(2) Prior Years
Year Ended December 31, 2001	$29,313	$366,519	$171,214	$346,582	$1,885	$28,227	$303,182	$(47,037)	$58,293	$249,741	$366,138

Year Ended December 31, 2000	$23,385	$358,032	$150,453	$307,271	$2,927	$25,536	$264,891	$(36,931)	$48,080	$218,091	$325,052

Year Ended December 31, 1999	$20,533	$338,243	$132,846	$247,054	$2,444	$23,477	$211,575	$(25,135)	$39,998	$170,470	$254,214

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2001 financial statement presentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Age, Present Position and Business Experience	Term as Director Expires	Served as Director Since
Scott McIntyre, Jr., 68, has been employed by us in various capacities since 1954, including as President from 1966 to 1997 and as Chief Executive Officer from 1991 to 2000. He has agreed to be nominated as a director at our next annual meeting in 2002.	May 2002	1956

John A. Rife, 59, serves as our President and Chief Executive Officer. Mr. Rife began his employment with us in 1976. Mr. Rife was appointed our President in 1997 and our Chief Executive Officer in 2000. He has been President of United Life Insurance Company since 1984, and he also serves as President of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company from 1983 to the present. He has served us as a director since 1998.	May 2004	1998

Jack B. Evans, 53 serves as President of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa; he has served as its President since January 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to 1995. SCI Financial Group is a regional financial services firm providing brokerage, insurance and related services to its clients.	May 2003	1995

Christopher R. Drahozal, 40, is a Professor of Law at the University of Kansas School of Law, Lawrence, Kansas, where he has been teaching since 1994. Mr. Drahozal was an attorney in private practice in Washington, D.C. from 1991 until 1994. Mr. Drahozal is the son-in-law of Scott McIntyre, Jr.	May 2003	1997

Casey D. Mahon, 50, is an Adjunct Professor of Law at the University of Iowa College of Law, Iowa City, Iowa, where she has been teaching since 1998. Ms. Mahon was employed as Senior Vice President and General Counsel of McLeodUSA, Inc. from June 1993 until she retired in February 1998. McLeodUSA, Inc. provides integrated communications services. She has agreed to be nominated as a director at our next annual meeting in 2002.	May 2002	1993

Thomas K. Marshall, 68, retired in 1992 from his position as Vice President-Development of Grinnell College, Grinnell, Iowa, a position he had held since 1982.	May 2003	1983

George D. Milligan, 45, is the President of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group is a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital facilities.	May 2003	1999

Mary K. Quass, 52, is President and Chief Executive Officer of Quass Communications, a position she has held since 1998. Quass Communications is a privately-held investment company. From 1988 to 1998, Ms. Quass held the position of President and Chief Executive Officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications. Ms. Quass served as President and CEO of Central Star Communications, responsible for over 50 radio stations throughout the Midwest until she retired in 1999.
	May 2004	1998

Byron G. Riley, 71, is an attorney with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa. He has practiced law with that law firm since 1981. Bradley & Riley PC provides legal services to us from time to time. He has agreed to be nominated as a director at our next annual meeting in 2002.	May 2002	1983

Kyle D. Skogman, 51, is President of Skogman Construction Co. of Iowa, a company that specializes in residential construction primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990.	May 2004	2000

Frank S. Wilkinson, Jr., 62, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including Executive Vice President and director from 1993 to December 2000. Mr. Wilkinson was named in 2001 to serve a vacant board term that expires in May 2002. He has agreed to be nominated as a director at our next annual meeting in 2002.	May 2002	2001

Executive Officers of United Fire:

The following table sets forth information as of February 1, 2002 concerning the following executive officers.

Name	Age	Position
Richard B. Swain	45	Senior Vice President
Kent G. Baker	58	Vice President and Chief Financial Officer
E. Dean Fick	57	Vice President, Claims
Samuel E. Hague	50	Executive Vice President and Treasurer of United Life Insurance Company
Wilburn J. Hollis	61	Vice President, Human Resources
Robert B. Kenward	59	Vice President, Management Information Systems
Kevin L. Kubik	47	Vice President and Chief Investment Officer
Dianne M. Lyons	38	Controller
Neal R. Scharmer	45	Vice President and General Counsel

A brief description of the business experience of these executive officers follows:

Richard B. Swain is Senior Vice President. He has served in that capacity since 1999. Mr. Swain served as Vice President of Underwriting at Hastings Mutual Insurance Company, Hastings, Michigan, from May 1998 to 1999. Hastings Mutual Insurance Company is a regional insurance company with a five-state, Midwest marketing territory offering personal, business and farmowners property and casualty insurance products. He was employed by us as Vice President of the Lincoln Regional Office from 1993 to 1998.

Kent G. Baker is Vice President and Chief Financial Officer. He has served us in that capacity since 1984.

E. Dean Fick has served us as Vice President, Claims, since 1991.

Samuel E. Hague is Executive Vice President and Treasurer of United Life Insurance Company, a position he has held since 1992.

Wilburn J. Hollis is our Vice President, Human Resources, a position he has held since 1996.

Robert B. Kenward became our Vice President, Management Information Systems, in 1992. Prior to 1992 he held various positions within the management information systems department since joining us in 1978.

Kevin L. Kubik is Vice President and Chief Investment Officer, a position he has held with us since June 1997. Mr. Kubik was previously employed from 1989 to 1997 by Van Kampen American Capital Investment Advisory Inc., an investment advisor to various open-end and close-end investment companies.

Dianne M. Lyons was appointed Controller in 1999. She has been with us as an Accounting Manager and Financial Accountant since 1983.

Neal R. Scharmer has been our General Counsel since 1995. He was named Vice President in May 2001.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Compensation includes the amount expensed for financial reporting purposes under our qualified profit sharing (401(k)) plan. All of our employees are eligible to participate after they have completed one year of service with us and have attained twenty-one years of age. The plan is not integrated with Social Security, and provides for employer contributions in such amounts as United Fire may annually determine. The benefit payable under the plan is equal to the vested account balance.

Executive Compensation includes the amounts expensed for financial reporting purposes as contributions to our pension plan for the named individuals. The pension plan is a noncontributory plan, which is integrated with social security. All of our employees are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with United Fire. In 1995 through October, 1996, the normal retirement pension payable under the plan was based on the employee’s highest annual earnings for five (5) consecutive years of employment, and provided a benefit of 1.25 percent of monthly compensation times years of benefit service with a maximum of 32 years. Effective November 1, 1996, the pension plan was amended. The normal retirement benefit was changed from 1.25 percent of average monthly compensation, times years of benefit service, to 1.25 percent of average monthly compensation, plus 0.5 percent of average monthly compensation in excess of the covered compensation limit, all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 59-1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years or more of service.

The pension plan owned 101,029 shares of United Fire common stock as of December 31, 2001, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund, maintained by United Life Insurance Company, is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

In 1983, we adopted the United-Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and meeting hourly requirements with United Fire. Contributions to this plan are made at the discretion of United Fire. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2001, 2000 and 1999, the Trustee owned 127,190, 127,386 and 123,733 shares of United Fire stock, respectively. We made contributions to the plan of $60,000, $50,000, and $60,000 in 2001, 2000 and 1999 respectively.

We have a nonqualified employee stock option plan, which authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. The granting of the options will help to attract and retain the best available persons for positions of substantial responsibility and will provide certain employees with an additional incentive to contribute to the success of United Fire and its subsidiaries. As of December 31, 2001, 26,771 options had been granted under the plan.

The following table summarizes the compensation of our Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) for the last three years.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Options Granted
Scott McIntrye, Jr.	2001	$290,000	(2)	$—	(3)	5,000
Chairman, United Fire & Casualty Company	2000	$290,000	(2)	$—	(3)	5,000
	1999	$290,000	(2)	$—	(3)	—

John A. Rife (1)	2001	$290,000	(2)	$—	(3)	5,000
President/CEO, United Fire & Casualty Company	2000	$233,333	(2)(4)	$—	(3)	5,000
President, United Life Insurance Company	1999	$210,000	(2)	$—	(5)	1,181
President, American Indemnity Companies

E. Dean Fick	2001	$153,000		(5	)(6)	—
Vice President, Claims United Fire & Casualty Company	2000	$147,750		$—	(5)	—
	1999	$141,750		$7,088	(5)	—

Kevin L. Kubik	2001	$136,250		(5	)(6)	—
Vice President and Chief Investment Officer United Fire	2000	$133,500		$10,013	(5)	—
& Casualty Company	1999	$125,000		$9,375	(5)	500

E. Addison Hulit	2001	$127,500		(5	)(6)	—
Vice President, United Fire & Casualty Company	2000	$121,500		$6,075	(5)	—
President, Addison Insurance Company	1999	$115,500		$5,775	(5)	500

Footnotes to summary compensation table:

(1)	Director and officer of United Fire & Casualty Company.
(2)	Recommended by the Compensation Committee and Approved by the Board of Directors in February of each year.
(3)	Bonus, if any, determined at the regular meeting of the Board of Directors in February of each year based on recommendation of the Compensation Committee and prior year performance.
(4)	Compensation from 1/1/00-5/31/00 of $210,000 (annualized) and from 6/1/00-12/31/00 of $250,000 (annualized); reflecting mid-year promotion and raise.
(5)	Determined by the bonus plan in effect for all salaried employees based on the performance for the preceding year.
(6)	Calculated and paid in April 2002.

Compensation Committee

Our Compensation Committee is responsible for recommending the salary and bonus of the Chairman and President to the Board of Directors. The members of the Compensation Committee are Casey D. Mahon, Frank S. Wilkinson, Jr. and George D. Milligan. In establishing a salary and bonus, factors such as earnings, underwriting ratios, return on equity and growth in shareholder value are considered. Consideration is also given to the salaries and bonuses paid to comparable executives in the insurance industry and in other similarly sized companies in Iowa.

Aggregate Option Exercises in 2001 and Year-End Values

Name	Number of shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001
			Exercisable	Unexercisable	Exercisable	Unexercisable
Scott McIntyre, Jr.	—	—	1,000	9,000	9,000	72,000
John A. Rife	—	—	1,472	9,709	10,000	73,000
E. Dean Fick	—	—	—	—	—	—
Kevin L. Kubik	—	—	200	300	1,000	1,000
E. Addison Hulit	—	—	200	300	1,000	1,000

Option Grants in 2001

Name	Number of Securities Options Granted	% of Total Options Granted to Employees	Exercise Price $/Share	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation for Option Term
					5%	10%
Scott McIntyre, Jr.	5,000	50%	$21.13	February, 2011	$66,443	$168,379
John A. Rife	5,000	50%	21.13	February, 2011	66,443	168,379
E. Dean Fick	—	—	—		—	—
Kevin L. Kubik	—	—	—		—	—
E. Addison Hulit	—	—	—		—	—

PENSION PLAN TABLE

	Years of Service
Salary	15	20	25	30	35
$100,000	$23,459	$31,279	$39,099	$46,918	$54,738
110,000	26,084	34,779	43,474	52,168	60,863
135,000	32,647	43,529	54,411	65,293	76,175
150,000	36,584	48,779	60,974	73,168	85,363
170,000	41,834	55,779	69,724	83,668	97,613
2001 pension benefit factors:
Covered Compensation:			$37,212
Taxable Wage Base:			80,400
Maximum Eligible Compensation:			170,000
Maximum Annual Benefit Payable:			140,000

The above table illustrates the annual defined benefit which would be payable per employee based on United Fire’s retirement benefit formula for the compensation levels and years of service indicated. The levels of compensation utilized approximate the average annual compensation levels earned by our key executives who have been identified in the Summary Compensation Table on the previous page.
Average annual compensation is determined by taking an average of the participant’s highest five consecutive calendar years of pensionable earnings for which they were paid as a participant. Bonuses paid to officers are not included in pensionable earnings.

The pension plan provides an annual benefit equal to 1.25 percent of average annual compensation, plus 0.5 percent of average annual compensation in excess of Covered Compensation multiplied by the lesser of years of service or 35 years.

Covered Compensation is the average of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) social security retirement age.

The credited years of service on December 31, 2001, for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 25 years; Mr. Fick, 11 years; Mr. Kubik, 5 years; and Mr. Hulit, 8 years.

The annual compensation limit allowed by the IRS in 2001, when calculating average annual earnings for the annual retirement benefit, is $170,000. This limit is adjusted each year with inflation based on the Consumer Price Index.

Director Compensation

Non-employee directors are paid a fee of $750 per meeting attended, plus direct expenses, for attendance at director’s meetings. When there is a committee meeting, the director serving on that committee receives an additional $500. An annual retainer of $5,000 is paid to each nonemployee director with the exception of the Vice Chairman who receives an annual retainer of $10,000.

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and S&P Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1996 and reinvestment of dividends.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners.

The following table sets forth information as of February 1, 2002, with respect to ownership of United Fire's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Scott McIntyre, Jr. (1)	2222 1st Ave. NE, Apt. 1004 Cedar Rapids, Iowa 52402	1,519,087	15.12%

Mildred R. McIntyre (2)	Cottage Grove Place 2115 1st Ave. SE, Apt. 2217 Cedar Rapids, Iowa 52402	1,129,046	11.25

Beck, Mack & Oliver, LLC	330 Madison Avenue New York, New York 10017	812,300	8.09

Franklin Mutual Advisors, LLC	51 John F. Kennedy Parkway Short Hills, New Jersey 07078	750,000	7.50

(1)
Includes 55,035 shares owned by The McIntyre Foundation, for which Mr. McIntyre serves as President and one of four directors; 225,000 shares owned by a trust for the benefit of Mr. McIntyre's wife, for which Mr. McIntyre serves as sole trustee; 121,500 shares owned by a trust for the benefit of Mr. McIntyre's mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 1,526 shares owned by Mr. McIntyre's wife; and 3,000 options.

(2)
Includes 533,245 shares owned by the Trust under the Will of John Scott McIntyre, for which Mrs. McIntyre serves as sole trustee; Mrs. McIntyre has a life interest in the trust. Mrs. McIntyre is Scott McIntyre, Jr.'s mother.

(b)  Security ownership of management and principle stockholders.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2002 with respect to each of our directors and certain of our executive officers and all of our directors and executive officers, as a group.

As of February 1, 2002, we had 10,036,819 shares of common stock outstanding. Except as otherwise indicated, each of the stockholders listed in the following table has sole voting and investment power over the shares beneficially owned.

Name	Number of Shares	Percentage
Scott McIntyre, Jr. (1) (3)	1,519,087	15.12%
John A. Rife (3)	6,055	*
Jack B. Evans (3)	5,461	*
Christopher R. Drahozal (2) (3)	195,646	1.95%
Casey D. Mahon (3)	2,100	*
Thomas K. Marshall (3)	2,463	*
George D. Milligan (3)	300	*
Mary K. Quass (3)	700	*
Byron G. Riley (3)	3,406	*
Kyle D. Skogman (3)	1,100	*
Frank S. Wilkinson, Jr.	200	*
Richard B. Swain (3)	341	*
E. Dean Fick	—	*
Kevin L. Kubik (3)	3,300	*
E. Addison Hulit (3)	557	*
All directors and executive officers as a group (Includes 31 persons.) (3)	1,694,206	16.87%

*	Less than 1%
(1)
Includes 55,035 shares owned by The McIntyre Foundation, for which Mr. McIntyre serves as President and one of four directors; 225,000 shares owned by a trust for the benefit of Mr. McIntyre's wife, for which Mr. McIntyre serves as sole trustee; 121,500 shares owned by a trust for the benefit of Mr. McIntyre's mother, for which Mr. McIntyre serves as sole trustee; and 1,526 shares owned by Mr. McIntyre's wife.

(2)
Includes 27,640 shares owned by Mr. Drahozal's minor children; 25,312 shares owned by a trust for which Mr. Drahozal's wife serves as one of two trustees; 55,035 shares owned by The McIntyre Foundation, for which Mr. Drahozal's wife serves as one of four directors; and 87,222 shares owned by Mr. Drahozal's wife. Scott McIntyre, Jr. is the father of Mr. Drahozal's wife.

(3)
Number of shares includes the following number of options for each respective individual: Scott McIntyre Jr., 3,000 options; John A. Rife, 3,708 options; Jack B. Evans, 100 options; Christopher R. Drahozal, 100 options; Casey D. Mahon, 100 options; Thomas K. Marshall, 100 options; George D. Milligan, 100 options; Mary K. Quass, 100 options; Byron G. Riley, 100 options; Kyle D. Skogman, 100 options; Richard B. Swain, 300 options; Kevin L. Kubik, 300 options; and E. Addison Hulit, 300 options. The total number of shares held by all directors and executive officers as a group (includes 31 persons), includes 8,353 options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Byron G. Riley, a director, is a member of the law firm of Bradley & Riley PC, Cedar Rapids, Iowa, which provided legal services to us during 2001. The law firm will provide legal services to us in 2002.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page
(a) 1. and 2.	Financial Statements and Supplementary Data		19
(a) 3.	Exhibits
	3.1	Articles of Incorporation of United Fire & Casualty Company, incorporated by reference from Registrant’s form S-8 Registration Statement, filed with the Commission on December 19, 1997.
	3.2	By Laws of United Fire & Casualty Company, as amended, incorporated by reference from the Registrant’s form S-8 Registration Statement, filed with the Commission on December 19, 1997.
	10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s form S-8 Registration Statement, filed with the Commission on September 9, 1998.
	10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s form S-8 Registration Statement, filed with the Commission on December 22, 1997.
	11	Statement re: computation of per share earnings.	59
	21	Subsidiaries of the registrant.	59
	23	Consent of Arthur Andersen LLP, independent auditors	60
	28	Information from reports furnished to State Insurance Regulatory Authorities.	61
(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

By	/s/ JOHN A. RIFE
John A. Rife, President, Chief Executive Officer and Director
                                                                                                                                                   Date 03/05/02

By	/s/ Kent G. Baker
Kent G. Baker, Vice-President and Chief Financial Office
                                                                                                                                                   Date 03/05/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT MCINTYRE, JR. Scott McIntyre, Jr.	Chairman and Director	03/05/02

/s/ KYLE D. SKOGMAN Kyle D. Skogman	Director	03/05/02

/s/ GEORGE D. MILLIGAN George D. Milligan	Director	03/05/02

/s/ CASEY D. MAHON Casey D. Mahon	Director	03/05/02

/s/ THOMAS K. MARSHALL Thomas K. Marshall	Director	03/05/02

/s/ BYRON G. RILEY Byron G. Riley	Director	03/05/02

/s/ MARY K. QUASS Mary K. Quass	Director	03/05/02

/s/ JACK B. EVANS Jack B. Evans	Vice Chairman and Director	03/05/02

/s/ CHRISTOPHER R. DRAHOZAL Christopher R. Drahozal	Director	03/05/02

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2001, and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

EXHIBIT 11.    STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

Years Ended December 31	Weighted Average Number of Shares Outstanding	Net Income	Earnings Per Common Share
	(Dollars in Thousands Except Per Share Data)
2001	10,035,819	$24,093	$2.40
2000	10,047,248	15,527	1.55
1999	10,079,563	15,384	1.53

Computation of weighted average number of common and common equivalent shares:

Years Ended December 31	2001	2000	1999
Common shares outstanding beginning of the period	10,035,819	10,060,084	10,091,721
Weighted average of the common
shares purchased and retired or reissued	—	(12,836)	(12,158)

Weighted average number of common shares	10,035,819	10,047,248	10,079,563

EXHIBIT 21.    SUBSIDIARIES OF THE REGISTRANT

Subsidiary	Jurisdiction of Organization	% of ownership by United Fire or one of its subsidiaries
United Life Insurance Company	Iowa	100% owned by United Fire
Lafayette Insurance Company	Louisiana	100% owned by United Fire
Insurance Brokers & Managers, Inc.	Louisiana	100% owned by Lafayette Insurance Company
Addison Insurance Company	Illinois	100% owned by United Fire
UFC Premium Finance Company	Illinois	100% owned by Addison Insurance Company
Addison Insurance Agency	Illinois	100% owned by Addison Insurance Company
United Credit Corporation	Iowa	100% owned by United Fire
American Indemnity Financial Corporation	Delaware	100% owned by United Fire
American Indemnity Company	Texas	99.9%owned by American Indemnity Financial Corporation
United Fire & Indemnity Company	Texas	100% owned by American Indemnity Company
Texas General Indemnity Company	Colorado	100% owned by American Indemnity Company
United Fire Lloyds	Texas	Operationally and financially controlled by American Indemnity Company
American Computing Company	Texas	100% owned by American Indemnity Company