Form 10-K405/A
period 2001-12-31
UNITED FIRE & CASUALTY CO
filed 2002-04-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The table on the following page shows the apportionment of our property and casualty direct premiums written by major category and is presented in accordance with generally accepted accounting principles.

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

The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated. The ratios are presented in accordance with generally accepted accounting principles. Industry ratios are unavailable because they are not normally calculated in accordance with generally accepted accounting principles.

	Year ended December 31,
	2001	2000	1999	1998	1997
Loss ratio	73.9%	73.6%	75.2%	81.2%	66.2%
Expense ratio (1)	30.7	33.5	35.0	34.0	33.0

Combined ratio	104.6%	107.1%	110.2%	115.2%	99.2%

(1)	Adjusted for policyholder dividends.

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

Our property and casualty insurance segment limits the direct risk that it retains by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention for 2001 was $1,000,000, which means we have reinsurance for any single claim over $1,000,000. Our loss retention was $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. The total direct loss we may incur from a single catastrophe, after reinsurance, is $5,000,000 for years 1993 through 2001.

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

The table below sets forth the aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 2001, 2000 and 1999, and is presented in accordance with generally accepted accounting principles.

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

Loss and loss adjustment expense reserves have two components: reported reserves, which are reserves for reported losses, and reserves for incurred but not reported events. We estimate reserves for reported losses in one of two ways. For some classes of reported losses under $5,000, reserves are set based upon a schedule determined by averaging similar claims paid over a recent 13 month period. The estimate is revised in response to changes in experience or as investigations progress and further information is received. All other reserves for reported losses are established on an individual case basis. Our claims personnel establish reported reserves based on a variety of factors, including the type of each claim, our knowledge of the circumstances surrounding each loss, the policy provisions relating to the type of loss, trends in the legal system and other factors.

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

Investment results for the periods indicated are summarized in the following table, and are presented in accordance with generally accepted accounting principles.

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

For the year ended December 31, 2001, our consolidated net operating income, which excludes net realized gains and losses on securities, was $24,214,000, or $2.41 per share, compared to $16,713,000, or $1.67 per share, for the year ended December 31, 2000. The most significant factors contributing to the increase were growth in net premiums earned, growth in net investment income and favorable development in our property and casualty loss reserves.

Net premiums earned increased by $38,654,000, or 12 percent, to $372,019,000, due primarily to premium rate increases in our property and casualty insurance segment. Net investment income increased by $12,042,000, or 14 percent, to $98,909,000, with more than $9,000,000 of the increase contributed by our life insurance segment. Annuity deposits increased our life insurance segment’s investment portfolio, leading to higher investment earnings. During 2001, we experienced a decrease in estimated losses for property and casualty claims that occurred in prior years, as described in “Property and Casualty Insurance Segment,” below.

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

We recorded reserves for the September 11 events based upon the “one event” theory. If the insurance industry or the judicial system determines that the events of September 11 were multiple events, our estimate, based upon information currently available to us, is that our reserves for the September 11 catastrophe would increase by approximately $3,000,000.

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

Our liability lines of business, such as commercial automobile liability, other liability and workers’ compensation, are considered long-tail lines of business due to the length of time which may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

Our property and casualty insurance segment incurred losses of $256,145,000 in 2001, compared to $226,168,000 in 2000. In 2001, favorable development of $47,037,000 on prior years’ losses resulted from either the settlement of claims for less than the amounts reserved or a reduction in loss reserves due to additional information on individual claims that occurred prior to 2001. In 2001, favorable development was concentrated in our commercial automobile liability and other liability lines of business. For both lines of business, favorable development was concentrated with respect to accidents occurring in years 1998 through 2000. Off-setting favorable development were incurred losses totaling $303,182,000 for accidents occurring in 2001.

In 2000, favorable development contributed $36,931,000 to our results, while claims for accidents occurring in 2000 resulted in incurred losses of $263,099,000 in 2000. Several of our liability lines of business contributed to favorable development in 2000, primarily for accidents occurring in 1998 through 2000.

For both 2001 and 2000, favorable development was caused by a change in a number of our loss estimating factors, primarily in our estimate of the severity of claims.

As a measure of our underwriting profitability, we calculate a “combined ratio,” which is the sum of two ratios, the loss ratio and the expense ratio. On a statutory basis of accounting, the loss ratio is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, because losses occur over the life of a policy. On a statutory basis of accounting, the expense ratio is stated as a percentage of premiums written rather than premiums earned, because most underwriting expenses are paid when policies are written and are not amortized over the policy period. The statutory underwriting profit margin is the extent to which the combined ratio is less than 100 percent. In 2001, our statutory combined ratio was 104.7 percent, which compares favorably with the industry statutory combined ratio of 117.0 percent, as estimated by A.M. Best Company, a leading insurance industry rating agency and data provider. Our statutory combined ratio was 106.1 percent in 2000. Without the effect of catastrophes, our statutory combined ratio was 97.0 percent in 2001 and 98.2 percent in 2000.

Under generally accepted accounting principles, the loss ratio is computed in the same manner as under the statutory basis of accounting, but the expense ratio is determined by matching underwriting expenses to the period when net premiums were earned, rather than by when net premiums were written. In 2001, our combined ratio, calculated on the basis of generally accepted accounting principles, was 104.6 percent, compared to 107.1 percent in 2000. Without the effect of catastrophes, our combined ratio calculated according to generally accepted accounting principles was 96.8 percent in 2001 and 99.2 percent in 2000.

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

To establish loss and loss adjustment expense reserves, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. The estimate of these reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so given our knowledge of the circumstances and claim facts. Upon notice of a claim, we establish a case reserve for loss and loss adjustment expenses based on the claims information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, a process that may extend over a long period of time, which allows us to more fully understand the factors contributing to the loss and our potential exposure. As our investigations of claims develop and as our claims personnel identify trends in claim activity, we refine and adjust our estimates of case reserves. We track and monitor all claims until they are settled and paid in full and all salvage and subrogation claims are resolved, which helps us to evaluate and refine our overall reserving process.

For incurred but not reported losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data, and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given accident year.

Over the course of the last ten accident years, our reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. We attribute this redundancy to many factors, including the following:

•	Claims negotiation utilized in the claims settlement process to control the size of settlements;

•	Loss prevention services that focus on workplace safety and accident and illness prevention;

•	Claims management services including return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and

•	Investigation and legal services provided to policyholders for the prevention of fraud and assistance in favorably resolving litigated claims.

In 2001, our loss ratio was 73.9 percent, compared to 73.6 percent in 2000. The “pure” loss ratio, which is net losses incurred without loss adjustment expenses incurred divided by net premiums earned, was 61.4 percent in 2001 and 59.9 percent in 2000. We use the pure loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. In the following table, we present the pure loss ratio for each of the last three years for each of our lines of business. The information in the following table is presented in accordance with generally accepted accounting principles.

	Year Ended December 31,
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

The pure loss ratio deteriorated, or increased, to 72.7 percent in 2001 compared to 62.0 percent in 2000 in the fire and allied lines business, which includes fire, allied lines, homeowners, commercial multiple peril and inland marine. In 2001, we experienced a greater number of fire losses than in 2000. In 2000, our homeowners’ business was negatively affected by a hailstorm that swept through the New Orleans area in January 2000.

The existence of certain airborne mold spores resulting from moisture trapped in confined areas has been alleged to cause severe health and environmental hazards. In 2001, Texas homeowners’ claims related to mold increased. While mold is a potential problem in several states, Texas has been at the forefront of mold insurance issues. Until recently, Texas was unlike many states because it did not permit insurance companies to exclude mold coverage from homeowners policies. In response, some property and casualty insurers no longer write homeowners insurance in Texas. In 2001, we responded to the mold issue by implementing more stringent underwriting guidelines, new claims handling procedures and price increases.

We have current and potential future exposure to mold claims in both our commercial and personal lines of business. We have recently received approval from the Texas Department of Insurance to adopt an exclusion in our homeowners policies and a $25,000 limitation in our commercial general liability policies with respect to claims arising from mold. We are investigating a mold exclusion for our commercial property policies. As market conditions permit, we plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. Due to the uncertainty of future changes in Texas regulation, we cannot estimate our future probable liability for mold claims. Also, as case law expands, we may be subject to mold losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. We believe it is unlikely that any such loss would have a material adverse effect on our financial condition or our cash flows. However, loss reserve additions arising from future unfavorable expansion of case law cannot be reasonably estimated at the present time, and future increases may emerge that would adversely affect our financial position. Management believes we have adequately reserved losses for our future probable liability for mold claims, based upon current regulations.

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

The composition of our investment portfolio at December 31, 2001 is presented in the following table in accordance with generally accepted accounting principles:

	Property and Casualty Segment		Life Segment		Total
		Percent of Total		Percent of Total		Percent of Total
	(Dollars in thousands)
Fixed income securities (1)	$376,433	71.0%	$1,007,797	97.0%	$1,384,230	88.0%
Equity securities	104,715	20.0	5,642	1.0	110,357	7.0
Policy loans	—	—	8,201	1.0	8,201	1.0
Short-term investments	37,333	7.0	10,675	1.0	48,008	3.0
Other	10,166	2.0	—	—	10,166	1.0

Total	$528,647	100.0%	$1,032,315	100.0%	$1,560,962	100.0%

(1)	Available-for-sale fixed income securities are carried at fair value, while held-to-maturity fixed income securities are carried at amortized cost.

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

For the year ended December 31, 2000, net income was $15,527,000, or $1.55 per share, compared to $15,384,000, or $1.53 per share, for 1999. A hailstorm occurring in New Orleans on January 23, 2000 contributed $3,829,000 of after-tax net losses to the 2000 results. Net operating income, which is after-tax net income, excluding realized investment gains and losses and other income, improved in 2000 to $16,713,000, or $1.67 per share, from $13,476,000, or $1.34 per share, in the prior year. This improvement resulted primarily from increased premium revenue and a reduction of operating expenses due to our purchase of American Indemnity Financial Corporation, a group of property and casualty insurers, in August 1999 and to the consolidation of certain of our functions.

Net premiums earned in 2000 were $333,365,000, an increase of $60,314,000, or 22 percent, from 1999. This increase was due primarily to the inclusion in 2000 of twelve months of results of American Indemnity Financial Corporation, instead of only five months in 1999. The purchase of American Indemnity Financial Corporation also contributed significantly to the reduction of our underwriting expenses as a percentage of premiums written from 33.6 percent in 1999 to 31.9 percent in 2000. This reduction was primarily the result of economies of scale that we realized by consolidating the operations of American Indemnity Financial Corporation with our operations.

However, after-tax realized investment losses and other income of $(1,186,000) in 2000, compared to after-tax realized investment gains and other income of $1,908,000 in 1999, weakened net income for the year ended December 31, 2000. In 2000, we wrote down a small number of holdings in our fixed income portfolio as a result of other-than-temporary declines in market value and recognized a net realized loss, before tax, of $2,932,000 in 2000 compared to investment impairment write-downs in 1999 of $760,000.

Property and Casualty Insurance Segment

For the year 2000, our property and casualty segment recorded net income of $9,810,000, compared to net income of $6,062,000 for 1999. Despite the New Orleans hailstorm catastrophe, our property and casualty results improved in 2000 in several lines of business. The pure loss ratio decreased, which means that it showed improvement, in our automobile, other liability and workers’ compensation lines of business. Improvements in our underwriting function and a decrease in the severity of claims led to enhanced profitability in these lines.

Three lines of business deteriorated in 2000, compared to 1999:

•	Fire and allied lines business, with a pure loss ratio of 62.0 percent in 2000, compared to 52.5 percent in 1999, was negatively affected by the New Orleans hailstorm.

•
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

•
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

Our realized investment gains (losses) and other income, after tax, was $(1,186,000) in 2000, compared to $1,908,000 in 1999. Losses we recognized on the sale of securities held by the American Indemnity group of companies and two security write-downs were the major factors of the decline in 2000. We included as other income interest income of $257,000 in 2000 and $632,000 in 1999. This interest income related to a refund in connection with a federal income tax Revenue Agent Review for previous tax years.

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

Funds we have available for short-term cash needs are invested primarily in money market accounts and fixed income securities. At December 31, 2001, our consolidated invested assets included $48,008,000 of short- term investments. We did not utilize our line of credit during 2001 or 2000. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1 percent.

We are in the process of registering an offering of cumulative convertible, redeemable preferred stock. We intend to use between $20,000,000 and $30,000,000 of the net proceeds from this offering to increase the capital and surplus of our life insurance subsidiary in order to improve its capital adequacy as evaluated by rating agencies. In order to sell our life insurance products and annuities, we must be able to maintain favorable ratings. The exact amount of net proceeds we will provide to our life insurance subsidiary will vary depending upon our life insurance subsidiary’s need for capital at the time that the net proceeds become available. We expect to use the balance of the net proceeds for general corporate purposes and to increase our ability to write property and casualty insurance, as our property and casualty companies are subject to similar rating agency capital adequacy levels.

Stockholders’ equity increased from $257,429,000 at December 31, 2000 to $278,988,000 at December 31, 2001, an increase of 8 percent. Increases to equity included net income of $24,093,000 and net unrealized appreciation of $5,048,000, after tax. Stockholder dividends of $7,225,000 decreased stockholders’ equity, as did a minimum pension liability of $357,000. The minimum pension liability resulted from a decrease in the discount rate and a less than expected return on pension assets. Book value per share at December 31, 2001 was $27.80, reflecting an 8 percent increase for the year. As of December 31, 2001, we had authorization granted by the board of directors to repurchase 89,210 shares of our common stock. In 2001, we repurchased 580 shares of our common stock, all of which were distributed to employees as awards. We did not retire any shares of our common stock in 2001.

Regulation

The insurance industry is governed by the National Association of Insurance Commissioners and individual state insurance departments. All of the insurance departments of the states in which we are domiciled have adopted the codification of insurance statutory accounting principles, effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. The effect on our statutory financial statements as of January 1, 2001 was an increase to statutory policyholders’ surplus of $10,300,000. This change does not affect the financial statements incorporated by reference in this prospectus, which are based on generally accepted accounting principles. Pursuant to codification rules, we may use permitted statutory accounting practices with approval from the insurance departments in our states of domicile; however we do not use any statutory permitted practices. The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside of the “usual range.”

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

Subsequent Events

In February 2002, we notified our employees that we will be closing our Lincoln, Nebraska office and consolidating its operations into our Cedar Rapids, Iowa home office. The Lincoln office employed approximately 70 people, about 25 of whom have been offered positions in our Cedar Rapids office. In addition, a number of our Lincoln employees, such as claims adjusters, will work from their homes and continue to serve the region. The consolidation will be completed by the end of the third quarter of 2002. We expect the consolidation will result in processing efficiencies and cost savings.

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

Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 4.5 percent to 8.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows based upon statutory mortality and interest rates, which is not materially different from generally accepted accounting principles.

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

Note 6.    Reinsurance

Property and casualty segment

Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurers. We have several programs that provide reinsurance coverage. Our property program is reinsured on a per risk basis and covers property losses in excess of $1,000,000 up to $10,000,000. Our casualty program is reinsured on a per occurrence basis and covers casualty losses in excess of $1,000,000 up to $12,000,000. In addition, we have a program that reinsures personal and commercial umbrella policy losses in excess of $1,000,000 up to $4,000,000 and surety policy losses in excess of $1,000,000 up to $5,000,000 and 95 percent of $5,000,000 up to $13,000,000. Our property catastrophe program reinsures us against an accumulation of losses arising from a single defined catastrophic occurrence or series of catastrophic events. The catastrophic program provides coverage of 95 percent of $70,000,000 for losses in excess of our retention of $5,000,000 for a catastrophic event. We have additional coverage in excess of the $70,000,000 up to 95 percent of $100,000,000 for catastrophic events occurring in the states of Arkansas, Florida, Louisiana, Mississippi and Texas. Written premiums ceded were $25,167,000, $22,748,000 and $24,031,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Earned premiums ceded were $23,963,000, $27,765,000 and $27,206,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We believe all amounts are collectable and realizable with regard to reinsurance receivables and prepaid reinsurance premiums, respectively. There are no concentrations of credit risk associated with reinsurance.

The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligations.

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

Life segment

Our life insurance segment purchases reinsurance to limit the dollar amount of any one risk. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100% up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50%. Catastrophe excess coverage applies when three or more insureds die in a "catastrophic accident". For catastrophe excess claims, we retain the first $300,000 of ultimate net loss and the reinsurer agrees to indemnity us for the excess up to a maximum of $10,000,000.

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

	At December 31
	2001	2000
	(Dollars in Thousands)
Gross liability for unpaid claims beginning of year	$1,769	$1,819
Less reinsurance receivables	41	116

Net liability for unpaid claims at beginning of year	$1,728	$1,703
Incurred claims related to
Current year	$10,955	$10,337
Prior year	2,937	2,621

Total incurred	$13,892	$12,958

Paid claims related to
Current year	$10,367	$10,059
Prior years	2,944	2,874

Total paid	$13,311	$12,933

Net liability for unpaid claims at end of year	$2,309	$1,728
Plus reinsurance receivables	385	41

Gross liability for unpaid claims at end of year	$2,694	$1,769

Note 8.    Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions

Statutory stockholders’ surplus and net income at December 31, 2001, 2000 and 1999 and for the years then ended are as follows.

	Statutory Stockholders’ Surplus	Statutory Net Income
	(Dollars in Thousands)
2001
Property and casualty(1)	$194,988	$9,682
Life, accident and health	68,877	2,361
2000
Property and casualty(1)	$183,604	$7,829
Life, accident and health	66,217	(819)
1999
Property and casualty(1)	$179,689	$191
Life, accident and health	53,912	2,605

(1)	Property and casualty surplus includes Life, accident and health surplus.

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

In 2001, we eliminated a deferred tax liability of $1,143,000, which we had established in connection with a Revenue Agent Review and other tax contingencies related to the 1999 purchase of American Indemnity Financial Corporation. The Revenue Agent Review has been settled, and management believes that the reserve for other tax contingencies is unnecessary at December 31, 2001. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in current federal income tax expense of $1,143,000.

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

The property and casualty segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,220 independent agencies and brokers in 40 states. Of these states, our strongest property and casualty markets are Texas, Iowa, Louisiana, Missouri and Illinois, which accounted for approximately 55.8 percent of our direct property and casualty premiums written in 2001.

United Life underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through approximately 1,470 independent agencies in 25 states. Of these states, Iowa, Minnesota, Wisconsin, Illinois and Nebraska accounted for approximately 72.4 percent of our direct life insurance premiums written in 2001.

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

Chicago, Illinois
February 8, 2002

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules
III – Supplementary Insurance Information	51
IV – Reinsurance	52
V – Valuation and Qualifying Accounts	53
VI – Supplemental Information Concerning Property and Casualty Insurance Operations	54

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

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Scott McIntyre, Jr. (1)	2222 1st Ave. NE, Apt. 1004 Cedar Rapids, Iowa 52402	1,520,087	15.12%

Mildred R. McIntyre (2)	Cottage Grove Place 2115 1st Ave. SE, Apt. 2217 Cedar Rapids, Iowa 52402	1,129,046	11.25

Beck, Mack & Oliver, LLC	330 Madison Avenue New York, New York 10017	812,300	8.09

Franklin Mutual Advisors, LLC	51 John F. Kennedy Parkway Short Hills, New Jersey 07078	750,000	7.50

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

(3)
Number of shares includes the following number of options for each respective individual: Scott McIntyre Jr., 3,000 options; John A. Rife, 3,708 options; Jack B. Evans, 100 options; Christopher R. Drahozal, 100 options; Casey D. Mahon, 100 options; Thomas K. Marshall, 100 options; George D. Milligan, 100 options; Mary K. Quass, 100 options; Byron G. Riley, 100 options; Kyle D. Skogman, 100 options; Richard B. Swain, 300 options; Kevin L. Kubik, 300 options; and E. Addison Hulit, 300 options. The total number of shares held by all directors and executive officers as a group (includes 31 persons), includes 9,353 options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Byron G. Riley, a director, is a member of the law firm of Bradley & Riley PC, Cedar Rapids, Iowa, which provided legal services to us during 2001. The law firm will provide legal services to us in 2002.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page
(a) 1. and 2.	Financial Statements and Supplementary Data		23
(a) 3.	Exhibits
	3.1	Articles of Incorporation of United Fire & Casualty Company, incorporated by reference From Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997.
	3.2	By Laws of United Fire & Casualty Company, as amended, incorporated by reference from the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997.
	10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998.
	10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997.
	11	Statement re: computation of per share earnings.
	21	Subsidiaries of the registrant.
	23	Consent of Arthur Andersen LLP, independent auditors
	28	Information from reports furnished to State Insurance Regulatory Authorities.
(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

By	/s/ JOHN A. RIFE
John A. Rife, President, Chief Executive Officer and Director
                                                                                                                                                   Date 04/04/02

By	/s/ Kent G. Baker
Kent G. Baker, Vice-President and Chief Financial Office
                                                                                                                                                   Date 04/04/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT MCINTYRE, JR. Scott McIntyre, Jr.	Chairman and Director	04/04/02

/s/ KYLE D. SKOGMAN Kyle D. Skogman	Director	04/04/02

/s/ GEORGE D. MILLIGAN George D. Milligan	Director	04/04/02

/s/ BYRON G. RILEY Byron G. Riley	Director	04/04/02

/s/ MARY K. QUASS Mary K. Quass	Director	04/04/02

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