Form 10-K/A
period 2001-12-31
UNITED FIRE & CASUALTY CO
filed 2002-04-22
CIK 101199

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

The following table shows the calendar year development of net loss and loss adjustment expense reserve liabilities and payments for us and our property and casualty subsidiaries for the years 1992 through 2001. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the end of each year, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The first portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second portion of the table displays cumulative losses paid and loss adjustment expenses paid for each of the years indicated on the basis of generally accepted accounting principles. The third portion of the table displays the reinsurance recoverable and the re-estimated amount of reinsurance recoverable and the resulting gross liabilities.

	Years Ended December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
	(Dollars in Thousands)
Net Liability for Unpaid Losses and LAE	$158,825	$170,798	$180,653	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910
Liability re-estimated as of:
One year later	154,572	153,691	160,776	159,571	176,332	192,297	213,047	273,706	273,469
Two years later	148,507	142,572	172,546	145,486	169,348	185,700	233,325	261,217
Three years later	144,159	158,312	164,133	142,877	164,030	198,298	226,353
Four years later	134,309	155,313	161,961	140,639	172,366	198,931
Five years later	132,075	154,849	162,424	147,412	176,411
Six years later	132,747	157,005	169,472	152,134
Seven years later	135,559	161,898	172,807
Eight years later	140,038	164,591

Nine years later	142,576

Redundancy
(Deficiency)	$16,249	$6,207	$7,846	$36,566	$33,465	$19,981	$16,653	$49,420	$47,037

Cumulative amount of liability paid through:
One year later	$54,291	$51,550	$80,246	$56,618	$61,694	$62,988	$71,251	$97,021	$110,516
Two years later	84,074	102,637	109,281	83,071	93,599	97,142	123,965	154,886
Three years later	96,976	119,349	123,469	97,763	110,531	122,818	155,622
Four years later	107,420	127,333	132,414	106,770	122,413	143,216
Five years later	112,360	133,531	137,597	112,456	134,193
Six years later	116,929	137,295	141,524	119,400
Seven years later	119,657	140,127	145,170
Eight years later	121,861	143,080
Nine years later	124,071

Net Liability for Unpaid Losses and LAE	$158,825	$170,798	$180,653	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910
Reinsurance recoverable	12,733	13,957	23,258	9,703	11,331	12,856	8,111	27,606	37,526	39,609

Gross liability	$171,558	$184,755	$203,911	$198,403	$221,207	$231,768	$251,117	$338,243	$358,032	$366,519

Net re-estimated liability	$142,576	$164,591	$172,807	$152,134	$176,411	$198,931	$226,353	$261,217	$273,469
Re-estimated reinsurance recoverable	11,460	13,399	22,328	7,859	9,518	11,699	7,543	23,189	31,897

Gross re-estimated liability	$154,036	$177,990	$195,135	$159,993	$185,929	$210,630	$233,896	$284,406	$305,366

Gross redundancy	$17,522	$6,765	$8,776	$38,410	$35,278	$21,138	$17,221	$53,837	$52,666

The above table illustrates a year-to-year cumulative redundancy in our reserves for liability for unpaid losses and settlement expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. We believe that our redundancies are the result of a variety of factors, including:

•	Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes;

•	We use claims negotiation to control the size of settlements;

•	We assume that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor;

•	We focus on loss prevention services to enhance workplace safety and to prevent accidents and illness;

•	We promote claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and

•	We use programs and services to help prevent fraud and to assist in favorably resolving cases.

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

We believe the reserves for our property and casualty segment at December 31, 2001 are appropriate. The increases over the last ten years in liability for unpaid losses and settlement expenses reflect our increased business. In determining the appropriateness of our reserves, we rely upon the opinion of an independent actuary that our reserves meet the requirements of applicable insurance laws, are consistent with reserves that are computed in accordance with accepted loss reserving standards and principles and make a reasonable provision in the aggregate for all unpaid loss and loss expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. Because we are comfortable with our reserving experience, we have not made any significant changes in our reserving methodology or philosophy that have resulted in recognition of favorable development.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are not historical facts and which involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; estimates of the financial statement impact of regulatory actions; uncertainties relating to government and regulatory policies; legal developments; changing rates of inflation, interest rates and other economic conditions; the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings; a continuation of the global economic slowdown or a broad downturn in the economy in general; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Losses and settlement expenses increased by $33,522,000, or 14 percent, to $270,329,000, due primarily to an increase in severity in our fire and allied lines and workers’ compensation lines of business. This increased severity more than offset the decrease in prior year estimated property and casualty claim losses. The combination of amortization of deferred policy acquisition costs and other underwriting expenses reflected a moderate increase of $2,772,000, or 2 percent, which primarily resulted from the continued increase in business written across our various property and casualty lines of business, both on a new and renewal basis. Interest on policyholders’ accounts increased by $5,803,000, or 14 percent, to $48,213,000, due primarily to interest credited on existing annuity account balances; we decreased interest crediting rates for new annuity deposits received during 2001.

On a consolidated basis, net income, which is net operating income plus after-tax net realized gains and losses on securities, was $24,093,000, or $2.40 per share in 2001, compared to $15,527,000, or $1.55 per share, in 2000. We recorded net realized after-tax losses of $121,000 in 2001 and $1,186,000 in 2000. In both years, other-than-temporary impairments on a small number of fixed income securities contributed to realized losses.

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

Our property and casualty insurance segment incurred losses of $256,145,000 in 2001, compared to $226,168,000 in 2000. We experienced favorable development on prior years’ estimated losses of $47,037,000 in 2001 and $36,931,000 in 2000. This favorable development was attributable to savings from workers’ compensation medical bill reviews of approximately $1,290,000 in 2001 and $856,000 in 2000 and savings from alternative dispute resolution of an estimated $3,930,000 in 2001 and an estimated $3,543,000 in 2000. The remaining favorable development resulted from adjustments related to our acquisition of American Indemnity Financial Corporation, which we discuss in the following paragraph, the settlement of claims for less than the amounts reserved, a reduction in loss reserves due to additional information on individual claims after the reserves for those claims had been established or a change in our estimate of the severity of claims. Our reserving process, which contributed to favorable development in 2000 and 2001, is discussed under “Reserves,” below. In 2001, favorable development was concentrated in our commercial automobile liability and other liability lines of business. For both lines of business, favorable development was concentrated with respect to accidents occurring in years 1998 through 2000. Off-setting favorable development were incurred losses totaling $303,182,000 for accidents occurring in 2001. In 2000, favorable development was concentrated in our workers’ compensation and personal automobile liability lines of business, primarily for accidents occurring in 1998 through 2000. Claims for accidents occurring in 2000 resulted in incurred losses of $263,099,000 in 2000.

Following our purchase of American Indemnity Financial Corporation in August 1999, we carefully analyzed the adequacy of reserves associated with the newly-acquired book of business. Based on our analysis and on our actual experience with the book of business, we increased associated reserves in early 2000. Subsequently, due primarily to aggressive claims adjusting, we have experienced redundancies associated with the book of business of approximately $3,900,000.

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

After-tax charges in 2001 for catastrophes, including the September 11 events, were $17,524,000, or $1.75 per share, compared to $15,778,000, or $1.57 per share, in 2000. We define catastrophes to include events that cause $25,000,000 or more in direct insured losses to property and that affect a significant number of insureds and insurers, which is the definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. We also include events that we believe are, or will be, material to our operations. We had exposure to 23 catastrophes that occurred in 1999, 20 in 2000 and 23 in 2001.

Reserves

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

Over the course of the last ten accident years, our reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Other factors contributing to this redundancy include the following:

•	Claims negotiation utilized in the claims settlement process to control the size of settlements;

•	Loss prevention services that focus on workplace safety and accident and illness prevention;

•	Claims management services including return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings;

•	Investigation and legal services provided to policyholders for the prevention of fraud and assistance in favorably resolving litigated claims; and

•	Assuming that we have liability for all claims, even though in some cases the issue of liability may ultimately be resolved in our favor.

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

Net operating income, which is net income excluding after-tax net realized investment gains and losses and other income, improved in 2000 to $16,713,000, or $1.67 per share, from $13,476,000, or $1.34 per share, in 1999. This improvement resulted primarily from increased premium revenue and a reduction of operating expenses due to our purchase of American Indemnity Financial Corporation, a group of property and casualty insurers, in August 1999 and to the consolidation of certain of our functions.

Net premiums earned in 2000 were $333,365,000, an increase of $60,314,000, or 22 percent, from 1999. This increase was due primarily to the inclusion in 2000 of twelve months of results of American Indemnity Financial Corporation, instead of only five months in 1999. Net investment income increased by $11,550,000, or 15 percent, to $86,867,000 in 2000, primarily as a result of growth in our investment portfolio.

Losses and settlement expenses increased by $39,516,000, or 20 percent, to $236,807,000, due primarily to an increase in claims frequency in our fire and allied lines. A hailstorm occurring in New Orleans on January 23, 2000 contributed $3,829,000 of after-tax net losses to the 2000 results.

The combination of amortization of deferred policy acquisition costs and other underwriting expenses resulted in an increase of $16,508,000, or 16 percent. An increase in premiums written by our property and casualty segment led to growth in the related underwriting expenses. The purchase of American Indemnity Financial Corporation contributed significantly to the reduction of our underwriting expenses as a percentage of premiums written from 34 percent in 1999 to 32 percent in 2000. This reduction was primarily the result of economies of scale that we realized by consolidating the operations of American Indemnity Financial Corporation with our operations.

Interest on policyholder accounts increased by $10,124,000, or 31 percent, to $42,410,000 due to growth in new and existing account balances, and higher crediting interest rates offered to policyholders on deposits received in 2000, when compared to 1999 rates.

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

The accompanying Consolidated Financial Statements include: United Fire & Casualty Company, its wholly owned subsidiaries; United Life Insurance Company (“United Life”), Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency, UFC Premium Finance Company, American Indemnity Financial Corporation, American Indemnity Company, United Fire & Indemnity Company, Texas General Indemnity Company, American Computing Company; and the affiliate United Fire Lloyds, an association of underwriters established for the sole purpose of allowing American Indemnity Company to underwrite certain insurance policies in the State of Texas. United Fire Lloyds is financially and operationally controlled by American Indemnity Company through a perpetual contractual arrangement with the underwriters. This arrangement requires American Indemnity Company to fund the capital necessary for the underwriters to conduct business operations, as well as provides control over the insurance policies to be underwritten and the right to receive all gains or losses from operations.

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

Life segment

On whole life and term insurance (traditional business), premiums are reported as earned when due, and benefits and expenses are associated with premium income so as to result in the recognition of profits over the lives of the related contracts. On universal life and annuity (nontraditional) business, income and expenses are reported as charged and credited to policyholder account balances through the use of the retrospective deposit method. This method results in the recognition of profits over the lives of the related contracts, which is accomplished by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs. We do not write variable annuities.

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
John A. Rife, President, Chief Executive Officer and Director
                                                                                                                                                   Date 04/22/02

By	/s/ Kent G. Baker
Kent G. Baker, Vice-President and Chief Financial Office
                                                                                                                                                   Date 04/22/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT MCINTYRE, JR. Scott McIntyre, Jr.	Chairman and Director	04/22/02

/S/ JACK B. EVANS Jack B. Evans	Vice Chairman and Director	04/22/02

/s/ GEORGE D. MILLIGAN George D. Milligan	Director	04/22/02

/s/ CASEY D. MAHON Casey D. Mahon	Director	04/22/02

/s/ CHRISTOPHER R. Drahozal Christopher R. Drahozal	Director	04/22/02

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