Form 10-K/A
period 2001-12-31
UNITED FIRE & CASUALTY CO
filed 2002-05-03
CIK 101199

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

Management recognizes that our reserving practices, coupled with our aggressive and successful claims management and settlement practices, has resulted, over the past ten years, in favorable loss and loss adjustment expense development. The hallmark of our reserving process is that we make reasonable estimates of the range of estimates of losses with respect to each claim, and we do not establish reserves at the lower end of the range of reasonable estimates but, instead, establish reserves slightly above the mid-range of the range of reasonable estimates. We view this as reserving pessimistically. Having established a case reserve, we do not merely wait for the development of losses. Instead, we aggressively monitor and adjust the reserves as we obtain experience with respect to our reserves, and we aggressively pursue every available avenue to reduce the amount that we have to pay in claims. We believe that by establishing reserves within the range of reasonable estimates and by aggressively following our claims settlement procedures, we have a reasonable opportunity to avoid reserve deficiencies, thereby maintaining reasonable certainty from year to year that our reserves will be adequate. We believe that it is appropriate and reasonable to establish a range of reasonable estimates for use in determining case reserves. Furthermore, we believe it is appropriate and reasonable to reserve slightly above the mid-range of the range of estimates we have established. While we realize that this reserving philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

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

Our property and casualty insurance segment incurred losses of $256,145,000 in 2001, compared to $226,168,000 in 2000. We experienced favorable development on prior years’ estimated losses of $47,037,000 in 2001 and $36,931,000 in 2000. In 2001, this favorable development is attributable to savings from workers’ compensation medical bill reviews of approximately $1,290,000; savings from the use of alternative dispute resolution of approximately $3,930,000; recoupment of salvage and subrogation of approximately $5,643,000; savings from adjustments related to our acquisition of American Indemnity Financial Corporation of approximately $3,900,000, which we discuss below; savings from the settlement of claims for less than the amounts reserved of approximately $30,259,000; and savings from reductions in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established or savings from changes in our estimation of the severity of claims of approximately $2,015,000. The additional favorable information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Additional information relating to severity also is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.

In 2000, our favorable development of $36,931,000 was attributable to savings from workers’ compensation medical bill reviews of approximately $856,000; savings from the use of alternative dispute resolution of approximately $3,543,000; recoupment of salvage and subrogation of approximately $6,163,000; savings from the settlement of claims for less than the amounts reserved of approximately $24,865,000; and savings from reductions in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established or savings from changes in our estimation of the severity of claims of approximately $1,504,000.

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

For both 2000 and 2001, the development of our loss reserves in many of the categories discussed above was affected by adjustments in reserves made with respect to the book of business acquired in our purchase of American Indemnity Financial Corporation in August 1999. Following this purchase, we began a review of many of the case reserves established for the American Indemnity book of business. This review was undertaken both as part of our assimilation of the case reserves into our own reserves and as a result of our belief upon completing an initial overview of reserves that many claims had insufficient reserves. To conduct the review, we assigned one of our most experienced reserves specialists. Our review was based on our specialist’s years of experience in reserving for medical expenses, loss adjustment expenses, bodily injury claims and property damage and his knowledge about the current legal environment, trends in lawsuits and settlement practices. We also factored in our actual experience with the American Indemnity book of business as we began to incur settlement losses and receive claims for which reserves were inadequate. As a result of our review of these reserves, we increased reserves for this book of business by approximately $10,000,000 in the last quarter of 1999. Subsequently, we have experienced redundancies of approximately $3,900,000 in this book of business. We believe this redundancy has occurred due almost entirely to the application of our rigorous claims handling and settlement procedures to this book of business.

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

Over the course of the last ten accident years, our reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. By not establishing reserves at the lower end of the range of reasonable estimates and, instead, establishing reserves more pessimistically, but generally only slightly above the mid-range of the range of reasonable estimates, we believe that we have a reasonable opportunity to avoid reserve deficiencies, thereby maintaining reasonable certainty from year to year that our reserves will be adequate. We believe that it is appropriate and reasonable to establish a range of reasonable estimates for use in determining case reserves. We believe establishing a range of reasonable reserves is especially effective when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Once we have established a range of reasonable estimates, we believe it is appropriate and reasonable to reserve slightly above the mid-range of the range of estimates we have established. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment.

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

The accompanying Consolidated Financial Statements include: United Fire & Casualty Company, its wholly owned subsidiaries; United Life Insurance Company (“United Life”), Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, Addison Insurance Agency, UFC Premium Finance Company, American Indemnity Financial Corporation, American Indemnity Company, United Fire & Indemnity Company, Texas General Indemnity Company, American Computing Company and United Fire Lloyd’s, an affiliate.

United Fire Lloyd’s is organized as a Texas Lloyd’s plan, which is an aggregation of underwriters who, under a common name, engage in the business of insurance through an attorney-in-fact. United Fire Lloyd’s is financially and operationally controlled by American Indemnity Company pursuant to four types of agreements: trust agreements between American Indemnity and certain employees of American Indemnity; articles of agreement among the trustees that establish how the Lloyd’s plan will be operated; powers of attorney from each of the underwriters appointing an attorney-in-fact, who is authorized to operate the Lloyd’s plan; and a management services agreement between the Lloyd’s plan and American Indemnity Company. The attorney-in-fact and the trustees are all employees or officers of American Indemnity Company. Because American Indemnity Company can name the trustees, underwriters and attorney-in-fact, the Lloyd’s plan is perpetual, subject only to American Indemnity Company’s desire to terminate it.

American Indemnity Company provided all of the statutory capital necessary for the formation of a Texas Lloyd’s plan by contributing capital to each of the trustees. The trust agreements require the trustees to become underwriters of the Lloyd’s plan, to contribute the capital to the Lloyd’s plan, to sign the articles of agreement and to appoint the attorney-in-fact. The trust agreements also require the trustees to pay to American Indemnity all of the profits and benefits received by the trustees as underwriters of the Lloyd’s plan, which means that American Indemnity Company has the right to receive 100% of the gains and profits from the Lloyd’s plan. The trustees serve at the pleasure of American Indemnity Company, which may remove a trustee and replace the trustee at any time. Termination of a trustee must be accompanied by the resignation of the trustee as an underwriter, so that the trustee can obtain the capital contribution from the Lloyd’s plan to reimburse American Indemnity Company. By retaining the ability to terminate trustees, American Indemnity Company possesses the ability to name and remove the underwriters, which permits American Indemnity Company to control who is named by the underwriters as the attorney-in-fact.

The management services agreement requires American to provide all of the services necessary to conduct the day-to-day business of the Lloyd’s plan. Accordingly, American Indemnity effectively controls the day-to-day business of the Lloyd’s plan. Although this agreement can be terminated by either party on thirty days notice, the agreement is effectively perpetual because American Indemnity Company controls the trustees, the underwriters and the selection of the attorney-in-fact. Furthermore, because the trustees, underwriters and attorney-in-fact are all employees of American Indemnity Company, American Indemnity Company effectively controls the business of the Lloyd’s plan.

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