Form 10-Q
period 2002-03-31
UNITED FIRE & CASUALTY CO
filed 2002-05-15
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

        Iowa                                 42-0644327
-----------------------              ------------------
(State of Incorporation)            (IRS Employer Identification No.)

118 Second Avenue, S.E.
Cedar Rapids, Iowa                                52407
-------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

YES  X       NO
   -----

As of May 6, 2002, 10,036,819 shares of common stock were outstanding.

  UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

  INDEX

Part 1. Financial Information

  Item 1. Financial Statements

  Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
  December 31, 2001                                                                           2

  Unaudited Consolidated Statements of Income for the three month periods ended
  March 31, 2002 and 2001                                                                     3

  Unaudited Consolidated Statements of Cash Flows for the three month periods ended
  March 31, 2002 and 2001                                                                     4

  Notes to Unaudited Consolidated Financial Statements                                        5

  Report of Independent Public Accountants                                                    8

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                       9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                         13

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                                                   14

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION    Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
 (In thousands)

--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     March 31,                December 31,
                                                                                             2002                       2001
                                                                                           Unaudited                  Audited
--------------------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $236,545 in 2002 and $252,481 in 2001)                                          $   227,529             $   241,616
    Available-for-sale, at market (amortized cost $1,204,650
    in 2002 and $1,142,669 in 2001)                                                         1,193,526               1,142,614
  Equity securities, at market (cost $35,880 in 2002 and $35,151 in 2001)                     117,302                 110,357
  Policy loans                                                                                  8,260                   8,201
  Other long-term investments, at market (cost $10,002 in 2002
    and $10,002 in 2001)                                                                        9,853                  10,166
  Short-term investments                                                                       13,075                  48,008
------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 1,569,545             $ 1,560,962

Cash and Cash Equivalents                                                                 $    12,627             $       150
Accrued Investment Income                                                                      23,976                  25,723
Accounts Receivable                                                                            96,682                  88,380
Deferred Policy Acquisition Costs                                                             112,023                 102,703
Property and Equipment                                                                         14,791                  15,233
Reinsurance Receivables                                                                        44,142                  45,656
Prepaid Reinsurance Premiums                                                                    5,726                   4,050
Intangibles                                                                                     2,545                   3,177
Income Taxes Receivable                                                                             -                     368
Other Assets                                                                                    5,426                   5,437
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 1,887,483             $ 1,851,839
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                       $   364,543             $   366,519
    Life insurance                                                                            977,773                 956,797
  Unearned premiums                                                                           198,953                 187,787
  Accrued expenses and other liabilities                                                       29,829                  35,139
  Employee benefit obligations                                                                 14,744                  13,950
  Income taxes payable                                                                          1,341                       -
  Deferred income taxes                                                                        14,110                  12,659
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         $ 1,601,293             $ 1,572,851
------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                            $    33,456             $    33,453
  Additional paid-in capital                                                                    6,928                   6,912
  Retained earnings                                                                           198,499                 189,214
  Accumulated other comprehensive income, net of tax                                           47,307                  49,409
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                $   286,190             $   278,988
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 1,887,483             $ 1,851,839
==============================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

---------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended March 31,
                                                                                   2002                   2001
---------------------------------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                                      $     97,382         $      87,804
  Investment income, net                                                         24,902                23,485
  Realized investment gains and other income                                        555                   925
  Commission and policy fee income                                                  407                   538
--------------------------------------------------------------------------------------------------------------
                                                                                123,246               112,752
--------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                                                 65,650                56,483
  Increase in liability for future policy benefits                                1,481                 1,472
  Amortization of deferred policy acquisition costs                              17,254                14,947
  Other underwriting expenses                                                    10,829                13,501
  Interest on policyholders' accounts                                            12,504                11,428
--------------------------------------------------------------------------------------------------------------
                                                                                107,718                97,831
--------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                     15,528                14,921
  Federal income taxes                                                            4,436                 4,274
--------------------------------------------------------------------------------------------------------------
  Net income                                                               $     11,092         $      10,647
==============================================================================================================
  Earnings available to common shareholders                                $     11,092         $      10,647
==============================================================================================================
  Weighted average common shares outstanding                                 10,036,475            10,035,819
==============================================================================================================
  Basic earnings per common share                                          $       1.11         $        1.06
==============================================================================================================
  Diluted earnings per common share                                        $       1.10         $        1.06
==============================================================================================================
  Cash dividends declared per common share                                 $       0.18         $        0.18
==============================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended March 31,
                                                                                  2002                     2001
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                   $  11,092                $  10,647
-----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                                $    (248)               $    (133)
  Depreciation and amortization                                                  1,285                    1,214
  Realized investment gains                                                       (544)                    (925)
  Changes in:
     Accrued investment income                                                   1,747                      752
     Accounts receivable                                                        (8,302)                 (12,043)
     Deferred policy acquisition costs                                          (9,320)                   2,852
     Reinsurance receivables                                                     1,514                    1,668
     Prepaid reinsurance premiums                                               (1,676)                    (559)
     Income taxes receivable                                                       368                      658
     Other assets                                                                   11                      450
     Future policy benefits and losses, claims and
         settlement expenses                                                     1,581                   (4,936)
     Unearned premiums                                                          11,166                   10,364
     Accrued expenses and other liabilities                                     (5,310)                 (12,257)
     Employee benefit obligations                                                  794                      223
     Income taxes payable                                                        1,341                    1,670
     Deferred income taxes                                                       2,179                    1,820
     Other, net                                                                  2,247                   (7,877)
-----------------------------------------------------------------------------------------------------------------
  Total adjustments                                                          $  (1,167)               $ (17,059)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                        $   9,925                $  (6,412)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                       $       -                $  43,178
  Proceeds from call and maturity of held-to-maturity investments               14,261                   11,538
  Proceeds from call and maturity of available-for-sale investments             36,315                   22,188
  Proceeds from sale of short-term and other investments                       111,675                   93,333
  Purchase of held-to-maturity investments                                           -                   (1,397)
  Purchase of available-for-sale investments                                   (98,417)                (112,982)
  Purchase of short-term and other investments                                 (76,702)                 (64,277)
  Purchase of property and equipment                                              (211)                    (586)
-----------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                      $ (13,079)               $  (9,005)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal life contracts                     $  44,260                $  60,326
     Withdrawals from investment and universal life contracts                  (26,841)                 (27,426)
  Purchase and retirement of common stock                                           19                        -
  Payment of cash dividends                                                     (1,807)                  (1,806)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                  $  15,631                $  31,094
-----------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                    $  12,477                $  15,677
Cash and Cash Equivalents at Beginning of Year                                     150                        -
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                   $  12,627                $  15,677
=================================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    The terms "United Fire," "we," "us," or "our" refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001. The review report of Arthur Andersen LLP accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

    We maintain our records in conformity with the accounting practices prescribed or permitted by the Insurance Departments of the states in which we are domiciled (statutory accounting principles). To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.

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

    For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. There were no income taxes paid for the three-month periods ended March 31, 2002 and 2001. There were no significant payments of interest through March 31, 2002 and 2001, other than interest credited to policyholders' accounts.

NOTE 2.  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which became effective January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, an acquired intangible asset should be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Recognized intangible assets (other than those with an indefinite life) will then be amortized over their estimated useful lives. We have evaluated our intangible asset of $7.9 million established in the purchase of American Indemnity Financial Corporation in 1999 in accordance with SFAS No.141, and determined that we are subject to the provision of SFAS No.141 requiring that an intangible asset arising out of contractual or other legal rights should be recognized separately from goodwill and amortized over its estimated useful life. We are amortizing this intangible asset on a straight-line basis over a 10-year estimated useful life, which results in an annual amortization expense of $785,000, or $196,000 per quarter. Accumulated amortization of $1.9 million has been expensed through December 31, 2001. The carrying value of our intangible asset had been reduced by $3.7 million through December 31, 2001 as a result of adjustments to the deferred tax valuation allowance also established in the acquisition of American Indemnity Financial Corporation. Further adjustments to this deferred tax valuation allowance will also reduce the intangible asset until the carrying value is zero. During the first quarter of 2002, this intangible asset has been further reduced by $548,000 due to additional adjustments to the deferred tax valuation allowance.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Pursuant to the adoption of SFAS No. 141, we do not have any unamortized goodwill reported at January 1, 2002. The adoption of SFAS No. 142 had no effect on our Consolidated Financial Statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which becomes effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which becomes effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 had no effect on our Consolidated Financial Statements.

NOTE 3.  SEGMENT INFORMATION

     We have two reportable business segments in our operations; property and casualty insurance and life insurance. The property and casualty segment has five locations from which it conducts its business. All offices target a similar customer base and market the same products, using the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office. The two segments are evaluated by management on both a statutory and a GAAP basis. Results are analyzed based on a variety of factors including profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2001. Since all insurance is sold domestically, we have no revenue allocated to foreign operations. The following analysis is reported on a GAAP basis and is reconciled to our unaudited Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                          Property and                      Life
                                                       Casualty Insurance                Insurance                    Total
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $   97,705                   $    25,627              $  123,332
----------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                         (31)                          (55)                    (86)
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   97,674                   $    25,572              $  123,246
============================================================================================================================
Net income                                                 $    8,368                   $     2,724              $   11,092
============================================================================================================================
Assets                                                     $  736,621                   $ 1,150,862              $1,887,483
============================================================================================================================

Three Months Ended March 31, 2001
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $   88,951                   $    23,870              $  112,821
----------------------------------------------------------------------------------------------------------------------------
Intersegment eliminations                                         (34)                          (35)                    (69)
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   88,917                   $    23,835              $  112,752
============================================================================================================================
Net income                                                 $    7,912                   $     2,735              $   10,647
============================================================================================================================
Assets                                                     $  687,582                   $ 1,020,520              $1,708,102
============================================================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Derivative Instruments

     We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. Covered call options are recorded at fair value and included in accrued expenses and other liabilities. Any income or loss, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and other income. At March 31, 2002 we had $200,000 in open covered call options.

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

NOTE 5. COMPREHENSIVE INCOME

     The change in our stockholders' equity from transactions and other events and circumstances from non-shareholder sources is referred to as comprehensive income. It includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $8,990,000 and $15,186,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 6. ESCROW AGREEMENT

     During the third quarter of 2001, we presented a claim against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation ("AIFC"), which was acquired by us in August of 1999. As of September 30, 2001, the amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on our Consolidated Balance Sheet. Representatives of AIFC have responded to our claim. We are corresponding with AIFC's stockholder representatives and we expect to have a resolution to the excrow claim later this year.

NOTE 7. EARNINGS PER SHARE

     We compute earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period (including stock options), using the treasury stock method. In computing diluted earnings per share, the average fair market value of the stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. The calculation of basic and diluted earnings per share is displayed in the following table.

-----------------------------------------------------------------------------------------------------------------------
March 31                                                                                      2002           2001
-----------------------------------------------------------------------------------------------------------------------
Earnings available to common shareholders                                                 $11,092,000     $10,647,000
Weighted average common shares outstanding                                                 10,036,475      10,035,819
Effect of stock options outstanding (dilutive potential shares)
                                                                                                7,396             456
-----------------------------------------------------------------------------------------------------------------------
Weighted average common and potential shares outstanding                                   10,043,871      10,036,275
Basic earnings per share
                                                                                                 1.11            1.06
Diluted earnings per share
                                                                                                 1.10            1.06
=======================================================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of United Fire & Casualty Company:

We have reviewed the accompanying consolidated balance sheet of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of March 31, 2002, and the related consolidated statements of income for the three-month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and Subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented separately herein) and, in our report dated February 8, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                             Arthur Andersen LLP

Chicago, Illinois
May 6, 2002

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

RESULTS OF OPERATIONS

     Our net operating income for the three months ended March 31, 2002 was $10.7 million, or $1.07 per share, versus $10.0 million, or $1.00 per share, for the three months ended March 31, 2001. For the first quarter of 2002, net income was $11.1 million, or $1.11 basic earnings per share, which includes net realized capital gains of $354,000, or four cents basic earnings per share. Diluted earnings for the first quarter of 2002 was $1.10 per share. For the three months ended March 31, 2001, net income was $10.6 million, or $1.06 basic and diluted earnings per share, including net realized capital gains of $601,000, or six cents per share.

     Results between the first quarters of 2002 and 2001 improved due to property and casualty premium growth, which resulted primarily from the continuation of pricing increases and from fewer and less severe losses due to catastrophes. Net premiums written through the first quarter of 2002 were $100.4 million compared to $91.3 million for the same period last year. While property and casualty premiums grew, underwriting expenses decreased slightly, partially as the result of the reduction of our assumed reinsurance business, which has a higher commission expense than our direct

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business. In addition, because our growth in premiums was generated through pricing, as opposed to increased policy count, our cost of underwriting the business has not grown proportionately with the increase in premium volume.

     The rates we pay for reinsurance increased on our reinsurance contracts that renewed on January 1, 2002, and those contracts now limit or exclude coverage for terrorist activities. We will utilize terrorist exclusions on our direct policies, to the extent such exclusions are approved by state regulators. We expect continued price increases to occur in the property and casualty insurance industry due to the anticipated industry-wide increase in reinsurance rates.

PROPERTY AND CASUALTY INSURANCE SEGMENT

     Our property and casualty segment reported a gross underwriting profit of $4.1 million in the first quarter of 2002, compared to $3.3 million for the first quarter of 2001. As a measure of our underwriting profitability, we calculate a "combined ratio," which is the sum of two ratios, the loss ratio and the expense ratio. On a statutory basis of accounting, the loss ratio is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, because losses occur over the life of a policy. On a statutory basis of accounting, the expense ratio is stated as a percentage of premiums written rather than premiums earned, because most underwriting expenses are paid when policies are written and are not amortized over the policy period. The statutory underwriting profit margin is the extent to which the combined ratio is less than 100 percent. For the first quarter of 2002, our statutory combined ratio was 98 percent, compared to 96 percent for the first quarter of 2001.

     Under generally accepted accounting principles, the loss ratio is computed in the same manner as under the statutory basis of accounting, but the expense ratio is determined by matching underwriting expenses to the period when net premiums were earned, rather than by when net premiums were written. Through the first quarter of 2002, our combined ratio, calculated on the basis of generally accepted accounting principles, was 95 percent, compared to 96 percent for the first quarter of 2001.

     Property and casualty losses and loss adjustment expenses incurred increased by $8.7 million between March 31, 2002 and March 31, 2001. We experienced an improvement in profitability in our two largest lines of business, fire and allied lines and automobile, due to both pricing initiatives and fewer and less severe catastrophe losses. However, results deteriorated in our workers' compensation, other liability and assumed reinsurance lines of business. An increase in severity has contributed to deterioration in our workers' compensation business. A small number of products liability losses led to increased losses in the other liability lines of business. Additionally, we have had losses related to the run-off from some of our assumed reinsurance business. Pre-tax catastrophe losses, net of reinsurance, were $436,000 for the first quarter of 2002, which added less than one point to the combined ratio, with an after-tax earnings impact of 3 cents per share. For the same period in 2001, pre-tax catastrophe losses were $1.4 million, which added 2 points to the first quarter 2001 combined ratio, with an after-tax earnings impact of nine cents per share.

LIFE INSURANCE SEGMENT

     Our life insurance segment recorded net income of $2.7 million for the first quarter of both 2002 and 2001. Between quarters, premiums earned increased by $504,000. Our life insurance segment's increase in net investment income of $1.6 million, or nine percent, was offset by an increase in losses of $471,000, or 13 percent, and an increase in interest credited on policyholders' accounts of $1.1 million, or nine percent. For the first quarter of 2002, we credited interest of $12.5 million to policyholder accounts, compared to interest credited of $11.4 million for the first quarter of 2001.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENT RESULTS

     We recorded consolidated pre-tax investment income of $24.9 million for the first quarter of 2002, compared with $23.5 million for the first quarter of 2001. During the first three months of 2002, our invested assets grew from $1.56 billion to $1.57 billion.

     We did not record impairments on investment securities during the first quarter of 2001 or 2002. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that we are unable to recover our cost basis in an investment. Impairment charges on investments are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

     The composition of our investment portfolio at March 31, 2002 is presented in the following table in accordance with generally accepted accounting principles:

                                 Property & Casualty                       Life
                                       Segment                            Segment                          Total
                            ----------------------------       -----------------------------     --------------------------
($ in thousands)                             Percent of                         Percent of                     Percent of
                                               Total                               Total                          Total
                                            ------------                      --------------                 --------------
Fixed income/(1)/           $  400,038             75.2%       $   1,021,017          98.4%      $  1,421,055         90.6%
Equity                         111,002             20.9                6,300           0.6            117,302          7.5
Policy                               -              0.0                8,260           0.8              8,260          0.5
Short-                          10,515              2.0                2,560           0.2             13,075          0.8
Other                            9,853              1.9                    -           0.0              9,853          0.6
                             ---------       ----------         ------------     ---------        -----------     --------
Total                       $  531,408            100.0%       $   1,038,137         100.0%      $  1,569,545        100.0%
                             =========       ==========         ============     =========        -----------     --------

  /(1)/ Available for sale fixed income securities are carried at fair value, while held to maturity fixed income securities are carried at amorized cost.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION,

     As of March 31, 2002, when compared to December 31, 2001, our assets, liabilities and stockholders' equity each increased by two percent. Invested assets, primarily fixed income securities, increased $8.6 million, or one percent, from December 31, 2001. Included in this growth is a decrease of $2.8 million attributable to changes in the market prices of our securities classified as available-for-sale and other invested assets, both of which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders' equity.

     At March 31, 2002, $1,193.5 million, or 84 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,142.6 million, or 83 percent, at December 31, 2001. Our remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost. We did not have securities classified as trading securities at March 31, 2002 or December 31, 2001.

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

     Our property and casualty insurance segment's deferred acquisition costs asset increased $4.5 million, or 15 percent, to $33.8 million at March 31, 2002, from the deferred acquisition costs asset at December 31, 2001. The growth was attributable to the increase in premiums written and reduced premium deficiency in our homeowners and reinsurance assumed lines of business.

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

     Deferred policy acquisition costs related to annuity and universal life contracts sold by our life segment are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition costs asset. When appropriate, we revise our assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

     One component of our life segment's estimate of the deferred acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. At March 31, 2002, our life segment's deferred acquisition costs increased by $4.8 million, or seven

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

percent from December 31, 2001. The unrealized loss component of our life segment's deferred acquisition costs calculation contributed an increase of $3.2 million in the reported deferred acquisition costs asset.

     Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $9.9 million through March 31, 2002, compared to cash used of $6.4 million through March 31, 2001. We also have significant cash flows from sales and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $50.6 million through March 31, 2002 and $76.9 through March 31, 2001. If our operating and investment cash flows are not sufficient to support our operations, we have short-term investments which we could utilize for that purpose. We may also borrow up to $20 million on a bank line of credit.

     Funds we have available for short-term cash needs are invested primarily in money market accounts and fixed income securities. At March 31, 2002, our consolidated invested assets included $13.1 million of short-term investments. We did not utilize our line of credit during 2002 or 2001. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus one percent.

     Stockholders' equity increased from $279.0 million at December 31, 2001 to $286.2 million at March 31, 2002, an increase of three percent. Net income of $11.1 million increased equity. Decreases to equity included net unrealized depreciation of $2.1 million, after tax, and stockholder dividends of $1.8 million. At March 31, 2002, book value was $28.51 per share, compared to $27.80 per share at December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. Our primary market risk exposure is changes in interest rates, although we have some exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

     The active management of market risk is integral to our operations. Investment guidelines are in place that define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, we have for each of our subsidiaries specific investment policies that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements. In response to market risk, we may respond by rebalancing its existing asset portfolio or by changing the character of future investment purchases.

     Covered call options are written from time to time on common stocks owned by us. Generally, the calls are written on stocks we view as over-priced relative to their market value. Writing of in-the-money calls at transaction date has not been done, but we are not restricted in any way from doing so. The practice of writing covered calls is considered a conservative equity strategy by market analysts.

     There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2001.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

                    3.1 Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of the registrant's Amendment No. 1 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

                         First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of the registrant's Amendment No. 3 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on May 4, 2002, SEC File Number 333-83446)

                    3.2 By Laws of United Fire & Casualty Company, as amended, incorporated by reference from the Registrant's form S-8 Registration Statement, filed with the Commission on December 19, 1997.

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

UNITED FIRE & CASUALTY COMPANY
-----------------------------------------------
(Registrant)

May 6, 2002
-----------------------------------------------
(Date)

/S/ John A. Rife
-----------------------------------------------
John A. Rife
President, Chief Executive Officer

/S/ K.G. Baker
-----------------------------------------------
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer