Form 10-Q
period 2002-06-30
UNITED FIRE & CASUALTY CO
filed 2002-08-14
CIK 101199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                         Commission File Number 2-39621

                         UNITED FIRE & CASUALTY COMPANY
             (Exact name of registrant as specified in its charter)

              Iowa                                  42-0644327
     ------------------------            ---------------------------------
     (State of Incorporation)            (IRS Employer Identification No.)


          118 Second Avenue, S.E.
             Cedar Rapids, Iowa                                      52407
    ---------------------------------------                        ----------
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

YES   X    NO
    -----
As of August 2, 2002, 10,037,344 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

INDEX

Part I. Financial Information

  Item 1. Financial Statements

  Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
  December 31, 2001                                                                             2

  Consolidated Statements of Income (unaudited) for the three-month periods ended
  June 30, 2002 and 2001                                                                        3

  Consolidated Statements of Income (unaudited) for the six-month periods ended
  June 30, 2002 and 2001                                                                        4

  Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended
  June 30, 2002 and 2001                                                                        5

  Notes to Unaudited Consolidated Financial Statements                                          6

  Report of Independent Public Accountants                                                     11

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                        12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                           17

Part II. Other Information

  Item 2. Change in Securities                                                                 18

  Item 4. Submission of Matters to a Vote of Security Holders                                  18

  Item 6. Exhibits and Reports on Form 8-K                                                     18

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     June 30,               December 31,
                                                                                             2002                     2001
                                                                                          Unaudited                 Audited
-------------------------------------------------------------------------------------------------------------------------------
Investments
  Fixed maturities
    Held-to-maturity, at amortized cost (market
    value $223,435 in 2002 and $252,481 in 2001)                                           $  211,602             $  241,616
    Available-for-sale, at market (amortized cost $1,273,858
    in 2002 and $1,142,669 in 2001)                                                         1,288,217              1,142,614
    Trading, at market (amortized cost $4,026)                                                  3,910                      -
  Equity securities, at market (cost $39,013 in 2002 and $35,151 in 2001)                     116,802                110,357
  Policy loans                                                                                  8,256                  8,201
  Other long-term investments, at market (cost $9,746 in 2002
    and $10,002 in 2001)                                                                        9,489                 10,166
  Short-term investments                                                                       19,416                 48,008
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $1,657,692             $1,560,962

Cash and Cash Equivalents                                                                  $   52,462             $      150
Accrued Investment Income                                                                      27,263                 25,723
Accounts Receivable                                                                           110,185                 88,380
Deferred Policy Acquisition Costs                                                             111,019                102,703
Property and Equipment                                                                         14,348                 15,233
Reinsurance Receivables                                                                        45,644                 45,656
Prepaid Reinsurance Premiums                                                                    5,944                  4,050
Intangibles                                                                                     2,394                  3,177
Income Taxes Receivable                                                                             -                    368
Other Assets                                                                                   10,094                  5,437
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $2,037,045             $1,851,839
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Future policy benefits and losses, claims and settlement expenses
    Property and casualty insurance                                                        $  369,332             $  366,519
    Life insurance                                                                          1,023,531                956,797
  Unearned premiums                                                                           218,398                187,787
  Accrued expenses and other liabilities                                                       31,011                 35,139
  Employee benefit obligations                                                                 14,866                 13,950
  Income taxes payable                                                                            519                      -
  Deferred income taxes                                                                        16,753                 12,659
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          $1,674,410             $1,572,851
-----------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock
  6.375% cumulative convertible preferred Stock - Series A, no par value                   $   64,955             $        -
Stockholders' Equity
  Common stock                                                                             $   33,458             $   33,453
  Additional paid-in capital                                                                    6,940                  6,912
  Retained earnings                                                                           199,851                189,214
  Accumulated other comprehensive income, net of tax                                           57,431                 49,409
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 $  297,680             $  278,988
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $2,037,045             $1,851,839
=============================================================================================================================

            The Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

---------------------------------------------------------------------------------------
                                                          Three months ended June 30,
                                                                 2002            2001
---------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                     $   102,072     $    89,935
  Investment income, net                                       25,878          24,790
  Realized investment (losses) gains and other income          (8,643)            573
  Commission and policy fee income                                502             543
---------------------------------------------------------------------------------------
                                                              119,809         115,841
---------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                               66,823          72,179
  Increase in liability for future policy benefits              1,894           1,331
  Amortization of deferred policy acquisition costs            20,630          16,153
  Other underwriting expenses                                  13,381          16,249
  Interest on policyholders' accounts                          12,629          11,900
---------------------------------------------------------------------------------------
                                                              115,357         117,812
---------------------------------------------------------------------------------------
  Income (loss) before income taxes                             4,452          (1,971)
  Federal income tax (benefit)                                    634          (1,756)
---------------------------------------------------------------------------------------
  Net income (loss)                                       $     3,818     $      (215)
---------------------------------------------------------------------------------------
  Less preferred stock dividends                                  660               -
---------------------------------------------------------------------------------------
  Earnings (loss) available to common shareholders        $     3,158     $      (215)
=======================================================================================
  Weighted average common shares outstanding               10,037,032      10,035,819
=======================================================================================
  Basic and diluted earnings (loss) per common share      $       .31     $      (.02)
=======================================================================================
  Cash dividends declared per common share                $      0.18     $      0.18
=======================================================================================

            The Notes to Unaudited Consolidated Financial Statements
                    are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

----------------------------------------------------------------------------------------
                                                              Six months ended June 30,
                                                                  2002             2001
----------------------------------------------------------------------------------------
Revenues
  Net premiums earned                                      $   199,454      $   177,739
  Investment income, net                                        50,780           48,275
  Realized investment (losses) gains and other income           (8,088)           1,498
  Commission and policy fee income                                 909            1,081
----------------------------------------------------------------------------------------
                                                               243,055          228,593
----------------------------------------------------------------------------------------
Benefits, Losses and Expenses
  Losses and settlement expenses                               132,473          128,662
  Increase in liability for future policy benefits               3,375            2,803
  Amortization of deferred policy acquisition costs             37,884           31,100
  Other underwriting expenses                                   24,210           29,750
  Interest on policyholders' accounts                           25,133           23,328
----------------------------------------------------------------------------------------
                                                               223,075          215,643
----------------------------------------------------------------------------------------
  Income before income taxes                                    19,980           12,950
  Federal income tax                                             5,070            2,518
----------------------------------------------------------------------------------------
  Net income                                               $    14,910      $    10,432
----------------------------------------------------------------------------------------
  Less preferred stock dividends                                   660               -
----------------------------------------------------------------------------------------
  Earnings available to common shareholders                $    14,250      $    10,432
========================================================================================
  Weighted average common shares outstanding                10,036,755       10,035,819
========================================================================================
  Basic earnings per common share                          $      1.42      $      1.04
========================================================================================
  Diluted earnings per common share                        $      1.41      $      1.04
========================================================================================
  Cash dividends declared per common share                 $      0.36      $      0.36
========================================================================================

            The Notes to Unaudited Consolidated Financial Statements
                    are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------
                                                                                Six months ended June 30,
                                                                                2002                  2001
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                 $  14,910             $  10,432
-----------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
operating activities
  Net bond discount accretion                                              $    (481)            $    (452)
  Depreciation and amortization                                                1,845                 2,124
  Realized investment losses (gains)                                           8,142                (1,498)
  Changes in:
     Accrued investment income                                                (1,540)               (3,054)
     Accounts receivable                                                     (21,805)              (16,767)
     Deferred policy acquisition costs                                        (8,316)               (1,695)
     Reinsurance receivables                                                      12                  (888)
     Prepaid reinsurance premiums                                             (1,894)                 (609)
     Income taxes receivable                                                     887                (3,023)
     Other assets                                                             (4,657)                  338
     Future policy benefits and losses, claims and
         settlement expenses                                                   9,614                 8,736
     Unearned premiums                                                        30,611                22,620
     Accrued expenses and other liabilities                                   (4,339)              (10,332)
     Employee benefit obligations                                                916                   272
     Deferred income taxes                                                      (357)                  531
     Other, net                                                               (3,813)               (5,301)
-----------------------------------------------------------------------------------------------------------
  Total adjustments                                                        $   4,825             $  (8,998)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                $  19,735             $   1,434
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale investments                     $     226             $  49,789
  Proceeds from call and maturity of held-to-maturity investments             30,291                20,558
  Proceeds from call and maturity of available-for-sale investments           62,027                54,052
  Proceeds from sale of short-term and other investments                     153,635               157,536
  Purchase of held-to-maturity investments                                        -                 (1,397)
  Purchase of available-for-sale investments                                (204,905)             (194,950)
  Purchase of trading investments                                             (4,026)
  Purchase of short-term and other investments                              (124,882)             (119,108)
  Purchase of property and equipment                                            (620)                 (585)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                    $ (88,254)            $ (34,105)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Policyholders' account balances
     Deposits to investment and universal-life-type contracts              $ 122,960             $ 106,888
     Withdrawals from investment and universal-life-type contracts           (63,027)              (46,091)
  Net proceeds from issuance of preferred stock                               64,955                    -
  Proceeds from issuance of common stock                                          33                    -
  Payment of cash dividends                                                   (4,090)               (3,612)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                $ 120,831             $  57,185
-----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                  $  52,312             $  24,514
Cash and Cash Equivalents at Beginning of Period                                 150                    -
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                 $  52,462             $  24,514
===========================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The terms "United Fire," "we," "us," or "our" refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001. The review report of Ernst & Young LLP as of and for the three and six month periods ended June 30, 2002 accompanies the unaudited consolidated financial statements included in Item 1 of Part I.
     We maintain our records in conformity with the accounting practices prescribed or permitted by the Insurance Departments of the states in which we are domiciled. To the extent that certain of these practices differ from accounting principles generally accepted in the United States, adjustments have been made in order to present the accompanying financial statements on the basis of accounting principles generally accepted in the United States.
     To prepare our financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.
     For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid for the six-month periods ended June 30, 2002 and 2001 were $3,801,000 and $4,651,000, respectively. We made no significant payments of interest through June 30, 2002 and 2001, other than interest credited to policyholders' accounts.

Note 2. New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, Statement of Financial Accounting Standard No. 141 requires an acquired intangible asset, whenever acquired, to be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Recognized intangible assets (other than those with an indefinite life) must then be amortized over their estimated useful lives. We have evaluated the intangible asset of $7.9 million established in the purchase of American Indemnity Financial Corporation in 1999 in accordance with Statement of Financial Accounting Standard No.141, and determined that we are subject to the provision of Statement of Financial Accounting Standard No.141 requiring an intangible asset arising out of contractual or other legal rights to be recognized separately from goodwill and amortized over its estimated useful life. Through December 31, 2001, the basis of this intangible asset had been reduced by $3.7 million as a result of adjustments to the deferred tax valuation allowance established in the acquisition of American Indemnity Financial Corporation. Through the second quarter of 2002, we have further reduced this intangible asset by $548,000 due to additional adjustments to the deferred tax valuation allowance. Future adjustments to this deferred tax valuation allowance will reduce the intangible asset until the carrying value is zero. We are amortizing the remaining intangible asset to expense on a straight-line basis over a 10-year estimated useful life, which results in an annual amortization expense of $412,000, or $103,000 per quarter. Accumulated amortization totaled $1.9 million and $2.1 million for the periods ended December 31, 2001 and June 30, 2002, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Pursuant to the adoption of Statement of Financial Accounting Standard No. 141, we do not have any unamortized goodwill reported at January 1, 2002. The adoption of Statement of Financial Accounting Standard No. 142 had no effect on our Consolidated Financial Statements.
     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," which becomes effective for fiscal years beginning after June 15, 2002. Statement of Financial Accounting Standard No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.
     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which becomes effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Statement of Financial Accounting Standard No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of Statement of Financial Accounting Standard No. 144 had no effect on our Consolidated Financial Statements.
     On April 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No.13, and Technical Corrections," which becomes effective for fiscal years beginning after May 15, 2002. The rescission of Statement of Financial Accounting Standard No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and Statement of Financial Accounting Standard No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which had amended Statement of Financial Accounting Standard No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement of Financial Accounting Standard No. 4 required material gains and losses from extinguishment of debt to be classified as extraordinary items. Under Statement of Financial Accounting Standard No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual-in-nature and infrequency-of-occurrence criteria in APB Opinion No. 30. Upon adoption of Statement of Financial Accounting Standard No. 145, we will classify extinguishments of debt, if any, under the criteria in APB Opinion No. 30. We have not yet determined the impact that our adoption of this statement will have on our Consolidated Financial Statements.
     In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement of Financial Accounting Standard No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement of Financial Accounting Standard No. 146 requires that, in certain instances, costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standard No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Segment Information

     We have two reportable business segments in our operations, property and casualty insurance and life insurance. Our property and casualty segment conducts business from four locations. All four locations are aggregated because they target a similar customer base, market the same products, and use the same marketing strategies. The life insurance segment operates from our home office. Our management evaluates the two segments on both the basis of accounting practices prescribed by our states of domicile and the basis of accounting principles generally accepted in the United States basis. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The basis for determining and analyzing segments and the measurement of segment profit has not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2001. Because all insurance is sold domestically, we allocate no revenue to foreign operations. The following analysis is reported on the basis of accounting principles generally accepted in the United States and is reconciled to our unaudited Consolidated Financial Statements.

-----------------------------------------------------------------------------------
                                                  (In Thousands)
-----------------------------------------------------------------------------------
                                        Property and          Life
                                  Casualty Insurance     Insurance         Total
-----------------------------------------------------------------------------------
Six Months Ended June 30, 2002
-----------------------------------------------------------------------------------
Revenues                                   $ 199,021    $   44,206    $  243,227
-----------------------------------------------------------------------------------
Intersegment eliminations                        (63)         (109)         (172)
-----------------------------------------------------------------------------------
Total revenues                             $ 198,958    $   44,097    $  243,055
===================================================================================
Net income (loss)                          $  15,191    $     (281)   $   14,910
===================================================================================
Assets                                     $ 816,741    $1,220,304    $2,037,045
===================================================================================
Six Months Ended June 30, 2001
-----------------------------------------------------------------------------------
Revenues                                   $ 180,256    $   48,508    $  228,764
-----------------------------------------------------------------------------------
Intersegment eliminations                        (63)         (108)         (171)
-----------------------------------------------------------------------------------
Total revenues                             $ 180,193    $   48,400    $  228,593
===================================================================================
Net income                                 $   5,449    $    4,983    $   10,432
===================================================================================
Assets                                     $ 704,920    $1,050,596    $1,755,516
===================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.


Note 4. Derivative Instruments
     We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. We record covered call options at fair value and include them in accrued expenses and other liabilities. We recognize any income or loss associated with covered call options, including changes in the fair value of the covered call options, currently in earnings as a component of realized investment (losses) gains and other income. At June 30, 2002 we had $14,000 in open covered call options.
     Our investment portfolio also includes trading securities, primarily convertible debt and equity instruments, with embedded derivatives. These securities are recorded at fair value. Any income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment (losses) gains and other income. At June 30, 2002, we had $3,910,000 in trading securities.
     We have analyzed our financial instruments with embedded derivatives in accordance with Statement of Financial Accounting Standard No. 133 and determined there is no material effect on our Consolidated Financial Statements.

Note 5. Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $22,932,000 and $12,755,000 for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) was $13,942,000 and $(2,431,000) for the three months ended June 30, 2002 and 2001, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Escrow Agreement
     During the third quarter of 2001, we presented a claim against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation ("AIFC"), which was acquired by us in August 1999. As of September 30, 2001, the amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on our Consolidated Balance Sheet. Representatives of AIFC have responded to our claim. We anticipate further correspondence with AIFC's stockholder representatives and expect to have a resolution to the escrow claim later this year.

Note 7. Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income or loss available to common shareholders (net income or loss less dividends to preferred shareholders) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares which have been considered in our diluted earnings per share calculation relate to our convertible preferred stock outstanding as well as our stock options outstanding.
     The dilutive effect of our convertible preferred stock is determined using the if-converted method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the stated conversion rate. We add the amount of dividends to preferred shareholders back to the numerator of the earnings per share equation under this method due to the assumed conversion of all the convertible preferred stock to common stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earning per share of our convertible preferred stock is disregarded. This was the case in our diluted earnings per share calculation for the three months ended June 30, 2002.
     The dilutive effect of our stock options outstanding is determined using the treasury stock method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation. The components of basic and diluted earnings per share are displayed in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended June 30,        Six months ended June 30,
                                                                             2002            2001            2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) available to common shareholders                      $ 3,158,000     $  (215,000)    $14,250,000      $10,432,000
Weighted average common shares outstanding                             10,037,032      10,035,819      10,036,755       10,035,819
Effect of potentially dilutive common shares                                8,539               -         538,745              368
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common and potential shares outstanding               10,045,571      10,035,819      10,575,500       10,036,187
Basic earnings (loss) per share                                               .31            (.02)           1.42             1.04
Diluted earnings (loss) per share                                             .31            (.02)           1.41             1.04
====================================================================================================================================

                                        9

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Preferred Stock
     On May 6, 2002 we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. In connection with the preferred stock issuance, we collected net proceeds of approximately $65.0 million. The preferred shares are nonvoting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. Dividends paid and accrued on our preferred stock through June 30, 2002 totaled $660,000. The preferred stock has a liquidation preference and redemption price of $25 per share.
     Issuance costs in connection with our preferred stock offering totaled approximately $4.0 million. We will accrete these costs over a 12 year period. We will review the accretion period annually to determine if we need to accelerate the accretion.
     The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at an initial conversion price of $40.26 per share of common stock, which is equivalent to .621 shares of common stock for each share of preferred stock converted. The conversion price is subject to adjustment upon the occurrence of certain events.
     We may redeem all or any shares of preferred stock on or after May 15, 2005. The preferred stock will be subject to mandatory redemption on May 15, 2014.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors of United Fire & Casualty Company


We have reviewed the accompanying consolidated balance sheet of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of June 30, 2002, and the related consolidated statement of income for the three-month and six-month periods ended June 30, 2002, and the consolidated statement of cash flows for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management. We did not make a similar review of the consolidated financial statements for the corresponding periods of the prior year (2001).

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at June 30, 2002, and for the three-month and six-month periods then ended, for them to be in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP


August 2, 2002

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

     This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts and that involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "continues," "seeks," "estimates," "predicts," "should," "could," "may," "will continue," "might" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; estimates of the financial statement impact of regulatory actions; uncertainties relating to government and regulatory policies; legal developments; changing rates of inflation, interest rates and other economic conditions; the impact of mergers and acquisitions, including our ability to successfully integrate acquired businesses and achieve cost savings; a continuation, or worsening of global economic conditions, a continuation of, or a slow recovery of the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting policies are those described on the following page.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investments

     Our accounting policy for investment impairment recognition requires that an impairment charge be recorded when we determine that a decline in value of an investment is deemed to be other-than-temporary. Factors considered in evaluating whether a decline in value is other-than-temporary include the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery and other factors. Impairment charges on investments are included in net realized gains and losses.

Deferred Policy Acquisition Costs - Property and Casualty Segment

     To the extent recoverable, we defer and capitalize commissions and other costs of underwriting insurance that are primarily related to the production of our property and casualty lines of business. To match revenue to expense, we amortize the deferred acquisition costs asset over the life of the insurance policies written. The method we use to compute deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and loss settlement expenses and certain other costs we expect to be incurred as the premium is earned. Future changes in estimates, the most significant of which occur with respect to expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. Deferral of underwriting expenses involves the use of estimates and assumptions that affect the assets and expenses reported in our financial statements. Actual results could differ materially from our estimates.

Deferred Policy Acquisition Costs - Life Segment

     We amortize deferred policy acquisition costs related to traditional life insurance policies over the premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income.
     We defer and amortize deferred policy acquisition costs related to investment contracts and universal life contracts sold by our life segment using the retrospective deposit method. Under the retrospective deposit method, we amortize acquisition costs in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition costs asset. When appropriate, we revise our assumptions on the estimated gross profits of these contracts, and we re-estimate and adjust cumulative amortization for our books of business by a cumulative charge or credit to income.
     A material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, would negatively affect our reported earnings and stockholders' equity.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Policy Benefits and Losses, Claims and Settlement Expenses

     Reserves for the life insurance segment are based upon applicable Iowa insurance laws. Our life insurance subsidiary's reserves meet, or exceed, the minimum statutory requirements. The reserves reflected in our Consolidated Financial Statements are calculated in accordance with accounting principles generally accepted in the United States, and are based upon our best estimates of mortality and morbidity, persistency, expenses and investment income. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. All of our reserves are developed and analyzed annually by independent consulting actuaries.
     To establish claim and settlement expense reserves for the property and casualty segment, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. Our estimate of these reserves is subjective and complex and is based on our estimates about the future payout of claims, which are inherently uncertain. When we establish and adjust reserves, we do so given our knowledge of the circumstances and claim facts. To the extent we have over- or under-estimated our loss and loss adjustment expense reserves, we adjust the reserves in the period the over- or under-estimate is determined.

RESULTS OF OPERATIONS

     Our net operating income for the three months ended June 30, 2002 was $8.8 million, or 88 cents per share, versus a net operating loss of $.6 million, or 6 cents per share, for the three months ended June 30, 2001. For the second quarter of 2002, net income was $3.8 million or 31 cents per share (basic and diluted). For the three months ended June 30, 2001, net loss was $.2 million, or 2 cents per share. We recorded net realized investment losses (before tax) of $8.6 million in the second quarter of 2002, compared to net realized gains of $.6 million in the second quarter of 2001. Included in the 2002 net realized investment losses were other-than-temporary impairments recorded on securities, including $5.5 million relating to WorldCom Inc. bonds. Additionally, we recorded other-than-temporary impairments on an additional 5 issuers of fixed income securities, totaling $3.5 million.
     Changes in revenues discussed in this paragraph compare the second quarter of 2002 with the second quarter of 2001. Total revenues were up $4 million to $119.8 million. Premiums earned were $102.1 million compared to $89.9 million, with much of the growth driven by the continuation of pricing increases throughout many of our lines of property and casualty business. Investment income increased by four percent to $25.9 million.
     Net operating income for the six months ended June 30, 2002 was $19.5 million, or $1.95 per share, versus net operating income of $9.4 million, or 94 cents per share, for the six months ended June 30, 2001. For the first half of 2002, net income was $14.9 million or $1.42 per share. Diluted net income for the first half of 2002 was $1.41 per share. For the six months ended June 30, 2001, net income was $10.4 million, or $1.04 per share. Net realized losses (before tax) were $8 million through June 30, 2002, compared to net realized gains of $1.5 million for the first six months of 2001. All of our 2002 other-than-temporary impairments were recorded in the second quarter.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property and Casualty Insurance Segment

     Our property and casualty segment's net operating income was $6.7 million in the second quarter of 2002, compared to a net operating loss of $2.6 million for the same period of 2001. The combined ratio, determined on the basis of accounting principles generally accepted in the United States, was 97 percent versus 116 percent for the second quarter of 2001. The six-month combined ratio was 96 percent, compared to 106 percent for the same period of 2001. The improvement between quarters and between the six months ended June 30, 2002 and June 30, 2001 in the combined ratio was driven primarily by a decrease in the number and severity of catastrophes and pricing increases throughout many of our lines of business.
     Three-month pre-tax catastrophe losses, net of reinsurance, were $4.6 million, which added 5 points to the combined ratio, with an after-tax earnings impact of 30 cents per share. For the same period of 2001, pre-tax catastrophe losses were $10.1 million, which added 12 points to the combined ratio, with an after-tax earnings impact of 66 cents per share.
     Six-month pre-tax catastrophe losses, net of reinsurance, were $5.1 million, which added 3 points to the combined ratio, with an after-tax earnings impact of 33 cents per share. For the same period of 2001, pre-tax catastrophe losses were $11.5 million, which added 7 points to the combined ratio, with an after-tax earnings impact of 75 cents per share.
     Net premiums written increased by $18.4 million, or 20 percent, primarily as the result of pricing increases. In the second quarter of 2002, we filed for rate increases of approximately 10 to 15 percent in various states for our personal lines of business. We filed for commercial lines premium rate increases in various states of approximately 10 to 25 percent.
     For the second quarter of 2002, our direct pure loss ratio for commercial lines of insurance was 48 percent, compared with 59 percent for the same period of 2001, due primarily to a decrease in the number and severity of catastrophe losses, and the increase in premium rates. Our personal lines of insurance had a direct pure loss ratio of 70 percent versus 89 percent for the second quarter of 2001.
     For the six months ended June 30, 2002, our direct pure loss ratio for commercial lines of insurance was 47 percent, compared with 52 percent for the same period of 2001, due primarily to a decrease in the number and severity of catastrophe losses, and the increase in premium rates. Our personal lines of insurance had a direct pure loss ratio of 68 percent versus 90 percent for the first six months of 2001.

Life Insurance Segment

     Our life insurance segment's net operating income was $2.1 million for the second quarter of 2002, compared to $2.0 million for the second quarter of 2001. When comparing the second quarters of 2002 and 2001, premium volume increased by $809,000, or 12 percent to $7.3 million. An increase in net investment income of $1.3 million to $19 million was offset by an increase in underwriting expenses of $.8 million to $2.4 million, and an increase in interest credited on policyholders' accounts of $.7 million to $12.6 million.
     For the six-months ended June 30, 2002, net operating income was $4.7 million, compared to $4.4 million for the same period of 2001. Revenue increases for the six-month period included net premiums earned of $1.3 million and net investment income of $2.9 million. Total operating expenses increased $3.8 million for the six months ended June 30, 2002, compared to the same period of 2001. For the six-month period ended June 30, 2002, the life insurance segment's largest increase in operating expenses was $1.8 million of interest on policyholders accounts, due primarily to the growth in annuity deposits.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Results

     We recorded consolidated pre-tax investment income of $25.9 million for the second quarter of 2002, compared with $24.8 million for the same period in 2001. During the first six months of 2002, our invested assets grew from $1.56 billion to $1.66 billion.
     We recorded pre-tax impairments on investment securities of $9.0 million for the three and six-month periods ended June 30, 2002, compared to none for the same time periods in 2001.
     The composition of our investment portfolio at June 30, 2002 is presented in the following table in accordance with accounting principles generally accepted in the United States:

                                 Property & Casualty               Life
                                       Segment                    Segment                        Total
                                ---------------------     ------------------------      -----------------------
($ in thousands)                           Percent of                   Percent of                   Percent of
                                             Total                        Total                        Total
                                           ----------                   ----------                   ----------

Fixed income securities/(1)/    $ 420,519        75.9%     $ 1,083,210        98.2%     $ 1,503,729        90.7%
Equity securities                 110,242        19.9            6,560         0.6          116,802         7.0
Policy loans                            -           -            8,256         0.7            8,256         0.5
Short-term                         14,019         2.5            5,397         0.5           19,416         1.2
Other                               9,489         1.7                -           -            9,489         0.6
                                ---------  ----------      -----------  ----------      -----------   ---------
Total                           $ 554,269       100.0%     $ 1,103,423       100.0%     $ 1,657,692       100.0%
                                =========  ==========      ===========  ==========      ===========   =========

(1) Available for sale and trading fixed income securities are carried at fair value, while held to maturity fixed income securities are carried at amortized cost.

Income Taxes

     The effective income tax rate for the three months ended June 30, 2002 was 14 percent, compared to 89 percent for the same period of 2001. This variance resulted from the significant increase in taxable income between the two periods. For the three months ended June 30, 2002, taxable income was $1.8 million, compared to $(4.9) for the three months ended June 30, 2001. Taxable income was negative for the second quarter of 2001, and the deduction for municipal interest lowered the tax rate even further. There was no significant change in the provision for federal income taxes from operations for the first six months of 2002 compared to the first six months of 2001.

FINANCIAL CONDITION

     As of June 30, 2002, when compared to December 31, 2001, our assets, liabilities and stockholders' equity increased by ten percent, six percent and seven percent, respectively. At June 30, 2002, our consolidated total assets were $2.04 billion compared to $1.85 billion at December 31, 2001. Invested assets, primarily fixed income securities, increased $96.7 million, or six percent, from December 31, 2001. Included in this growth is an increase of $16.6 million attributable to changes in the market prices of our securities classified as available-for-sale and other invested assets, both of which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders' equity.
     At June 30, 2002, $1,288 million, or 86 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,143 million, or 83 percent, at December 31, 2001. At June 30, 2002, our portfolio of trading securities was comprised primarily of convertible preferred equities. We did not have securities classified as trading securities at December 31, 2001. Our remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our property and casualty insurance segment's deferred policy acquisition costs asset increased $8.4 million, or 29 percent, to $37.7 million at June 30, 2002, from the deferred policy acquisition costs asset at December 31, 2001. The growth was attributable primarily to the increase in net premiums written.
     One component of our life segment's estimate of the deferred policy acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. While deferrable expenses increased by $3.9 million, the unrealized investment loss component of our life segment's deferred acquisition costs calculation contributed a decrease of $3.9 million in the reported deferred acquisition costs asset.
     Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $19.6 million through the six months ended June 30, 2002, compared to $1.4 million through the six months ended June 30, 2001. We also have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $92.5 million through June 30, 2002 and $124.4 million through June 30, 2001. If our operating and investment cash flows are not sufficient to support our operations, we use short-term investments. We may also borrow up to $20 million on a bank line of credit. We did not utilize our line of credit during 2002 or 2001. Our credit agreement provides for interest to be paid at the lender's prevailing prime rate, minus one percent.
     We invest funds in money market accounts and fixed income securities for our short-term cash needs. At June 30, 2002, our consolidated invested assets included $19.4 million of short-term investments.
     Cash provided by financing activities was $120.8 million through the first six months of 2002, compared to $57.2 through the first six months of 2001. Most of this increase resulted from net proceeds of approximately $65 million related to the issuance of 2,760,000 shares of preferred stock on May 6, 2002.
     Stockholders' equity increased from $279.0 million at December 31, 2001 to $297.7 million at June 30, 2002, an increase of seven percent. Net income of $14.9 million increased stockholders equity, and unrealized appreciation increased stockholders' equity by $7.9 million. Decreases to stockholders' equity included stockholder dividends of $4.3 million. At June 30, 2002, book value was $29.66 per common share, compared to $27.80 per common share at December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. Our primary market risk exposure is changes in interest rates, although we have some exposure to changes in equity prices and limited exposure to foreign currency exchange rates.
     The active management of market risk is integral to our operations. We have investment guidelines that define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, we have for each of our subsidiaries specific investment policies that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements. We respond to market risk by rebalancing our existing asset portfolio or by changing the character of future investment purchases.
     Covered call options are written from time to time on common stocks that we own. Generally, the calls are written on stocks we view as over-priced relative to their market value. We have not written in-the-money calls at transaction date, but we are not restricted in any way from doing so. The practice of writing covered calls is considered a conservative equity strategy by market analysts.
     There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2001.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2. Change in Securities
On May 6, 2002 we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A. The purchase price was $25 to the public with an underwriting discount of $1.25. We collected $23.75 per share, resulting in proceeds of approximately $65.0 million. Our preferred stock will rank, with respect to dividend rights and rights upon liquidation, senior to our common stock. Our registration statement on Form S-3 was declared effective on May 3, 2002.

Item 4. Submission of Matters to a Vote of Security Holders
On March 25, 2002, we held a special meeting of our common stockholders in order to amend our Articles of Incorporation. The proposed amendments were as follows:
   1.  to increase the amount of our authorized capital stock,
   2.  to authorize the issuance of preferred stock, and
   3. to authorize the Board of Directors to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the preferences, limitations, and relative rights of the series.

Our common shareholders approved the above amendments pursuant to the following vote:
      7,448,691: FOR          90,004: AGAINST          22,864: ABSTAINING

At United Fire's Annual Stockholders' Meeting on May 15, 2002, the following proposal was adopted by the margins indicated.
    To elect directors to hold office until the next annual stockholders' meeting or until their respective successors have been elected or appointed.

--------------------------------------------------------------------------------
                                                         Number of Shares
--------------------------------------------------------------------------------
                                                   VOTED FOR          ABSTAINING
--------------------------------------------------------------------------------
Scott McIntyre, Jr.                                6,872,030           118,119
--------------------------------------------------------------------------------
Casey D. Mahon                                     6,981,560             8,588
--------------------------------------------------------------------------------
Byron G. Riley                                     6,982,766             7,383
--------------------------------------------------------------------------------
Frank S. Wilkinson, Jr.                            6,980,318             9,831
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      3.1 Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)
            First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

      3.2 By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant's form S-8 Registration Statement, filed with the Commission on December 19, 1997.

      10.1 United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference to Registrant's Form S-8 Registration Statement, filed with the Commission on September 9, 1998.

      10.2 United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference to Registrant's Form S-8 Registration Statement, filed with the Commission on December 22, 1997.

      99.1 Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

      99.2 Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

(b)   Reports on Form 8-K
      On June 25, 2002, we filed a report on Form 8-K announcing that our Board of Directors had appointed Ernst & Young LLP our independent auditor for 2002, replacing Arthur Andersen LLP.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
---------------------------------------
(Registrant)

Aug 14, 2002
---------------------------------------
(Date)

/s/ John A. Rife
---------------------------------------
John A. Rife
President, Chief Executive Officer

/s/ Kent G. Baker
---------------------------------------
Kent G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer