Form 10-Q
period 2002-09-30
UNITED FIRE & CASUALTY CO
filed 2002-11-13
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2002

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue, S.E.
Cedar Rapids, Iowa	52407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 399-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

As of November 4, 2002, 10,037,344 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002 Unaudited	December 31, 2001 Audited
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (market value $214,430 in 2002 and $252,481 in 2001)	$199,649	$241,616
Available-for-sale, at market (amortized cost $1,337,408 in 2002 and $1,142,669 in 2001)	1,384,915	1,142,614
Trading, at market (amortized cost $2,688)	2,265	—
Equity securities, at market (cost $38,330 in 2002 and $35,151 in 2001)	97,094	110,357
Policy loans	8,151	8,201
Other long-term investments, at market (cost $10,096 in 2002 and $10,002 in 2001)	10,370	10,166
Short-term investments	24,999	48,008

	$1,727,443	$1,560,962
Cash and Cash Equivalents	$85,628	$150
Accrued Investment Income	26,302	25,723
Accounts Receivable	112,808	88,380
Deferred Policy Acquisition Costs	98,241	102,703
Property and Equipment	14,046	15,233
Reinsurance Receivables	39,195	45,656
Prepaid Reinsurance Premiums	6,534	4,050
Intangibles	2,065	3,177
Income Taxes Receivable	635	368
Other Assets	11,402	5,437

TOTAL ASSETS	$2,124,299	$1,851,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$377,980	$366,519
Life insurance	1,095,058	956,797
Unearned premiums	224,199	187,787
Accrued expenses and other liabilities	39,543	35,139
Employee benefit obligations	13,655	13,950
Deferred income taxes	14,484	12,659

TOTAL LIABILITIES	$1,764,919	$1,572,851

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock – Series A, no par value	$65,029	$—
Stockholders’ Equity
Common stock	$33,458	$33,453
Additional paid-in capital	6,943	6,912
Retained earnings	199,625	189,214
Accumulated other comprehensive income, net of tax	54,325	49,409

TOTAL STOCKHOLDERS’ EQUITY	$294,351	$278,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,124,299	$1,851,839

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

	Three months ended September 30,
	2002	2001
Revenues
Net premiums earned	$107,333	$97,373
Investment income, net	27,085	25,321
Realized investment losses and other income	(2,942)	(1,637)
Commission and policy fee income	422	549

	131,898	121,606

Benefits, Losses and Expenses
Losses and settlement expenses	80,734	76,296
Increase in liability for future policy benefits	1,097	1,298
Amortization of deferred policy acquisition costs	21,907	17,327
Other underwriting expenses	11,832	13,509
Interest on policyholders’ accounts	13,330	12,168

	128,900	120,598

Income before income taxes	2,998	1,008
Federal income tax (benefit)	178	(495)

Net income	$2,820	$1,503

Less preferred stock dividends and accretions	1,239	—

Earnings available to common shareholders	$1,581	$1,503

Weighted average common shares outstanding	10,037,344	10,035,819

Basic and diluted earnings per common share	$0.16	$0.15

Cash dividends declared per common share	$0.18	$0.18

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data and number of shares)

	Nine months ended September 30,
	2002	2001
Revenues
Net premiums earned	$306,787	$275,112
Investment income, net	77,865	73,596
Realized investment losses and other income	(11,030)	(139)
Commission and policy fee income	1,331	1,630

	374,953	350,199

Benefits, Losses and Expenses
Losses and settlement expenses	213,207	204,958
Increase in liability for future policy benefits	4,472	4,101
Amortization of deferred policy acquisition costs	59,791	48,427
Other underwriting expenses	36,042	43,259
Interest on policyholders’ accounts	38,463	35,496

	351,975	336,241

Income before income taxes	22,978	13,958
Federal income tax	5,248	2,023

Net income	$17,730	$11,935

Less preferred stock dividends and accretions	1,899	—

Earnings available to common shareholders	$15,831	$11,935

Weighted average common shares outstanding	10,036,953	10,035,819

Basic and diluted earnings per common share	$1.58	$1.19

Cash dividends declared per common share	$0.54	$0.54

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2002	2001
Cash Flows From Operating Activities
Net income	$17,730	$11,935

Adjustments to reconcile net income to net cash provided by operating activities
Net bond discount accretion	$(678)	$(667)
Depreciation and amortization	2,709	3,602
Realized investment losses	11,116	139
Changes in:
Accrued investment income	(579)	(1,264)
Accounts receivable	(24,428)	(21,750)
Deferred policy acquisition costs	4,462	7,025
Reinsurance receivables	6,461	(1,542)
Prepaid reinsurance premiums	(2,484)	(716)
Income taxes receivable	(267)	(1,903)
Other assets	(5,965)	310
Future policy benefits and losses, claims and settlement expenses	21,085	18,546
Unearned premiums	36,412	26,929
Accrued expenses and other liabilities	4,221	(4,553)
Employee benefit obligations	(295)	(256)
Deferred income taxes	(1,122)	(1,273)
Other, net	(22,686)	(17,327)

Total adjustments	$27,962	$5,300

Net cash provided by operating activities	$45,692	$17,235

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$6,990	$68,392
Proceeds from sale of trading investments	1,724	—
Proceeds from call and maturity of held-to-maturity investments	42,322	29,453
Proceeds from call and maturity of available-for-sale investments	91,205	61,497
Proceeds from sale of short-term and other investments	214,169	296,945
Purchase of held-to-maturity investments	—	(1,397)
Purchase of available-for-sale investments	(306,318)	(278,616)
Purchase of trading investments	(4,526)	—
Purchase of short-term and other investments	(191,250)	(269,363)
Purchase of property and equipment	(1,095)	(1,388)

Net cash used in investing activities	$(146,779)	$(94,477)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal-life-type contracts	$226,355	$166,590
Withdrawals from investment and universal-life-type contracts	(97,718)	(70,434)
Net proceeds from issuance of preferred stock	64,888	—
Proceeds from issuance of common stock	36	—
Payment of cash dividends	(6,996)	(5,419)

Net cash provided by financing activities	$186,565	$90,737

Net Increase in Cash and Cash Equivalents	$85,478	$13,495
Cash and Cash Equivalents at Beginning of Period	150	—

Cash and Cash Equivalents at End of Period	$85,628	$13,495

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The financial statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001. The review report of Ernst & Young LLP as of and for the three and nine month periods ended September 30, 2002 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid for the nine-month periods ended September 30, 2002 and 2001 were $5,602,000 and $4,652,000, respectively. We made no significant payments of interest through September 30, 2002 and 2001, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” which became effective January 1, 2002. Statement of Financial Accounting Standard No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Additionally, Statement of Financial Accounting Standard No. 141 requires an acquired intangible asset, whenever acquired, to be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Recognized intangible assets (other than those with an indefinite life) must then be amortized over their estimated useful lives. We have evaluated the intangible asset of $7,847,000 established in the purchase of American Indemnity Financial Corporation in 1999 in accordance with Statement of Financial Accounting Standard No.141, and determined that we are subject to the provision of Statement of Financial Accounting Standard No.141 requiring an intangible asset arising out of contractual or other legal rights to be recognized separately from goodwill and amortized over its estimated useful life. Through December 31, 2001, the basis of this intangible asset had been reduced by $3,744,000 as a result of adjustments to the deferred tax valuation allowance established in the acquisition of

American Indemnity Financial Corporation. Through the third quarter of 2002, we have further reduced this intangible asset by $844,000 due to additional adjustments to the deferred tax valuation allowance. Future adjustments to this deferred tax valuation allowance will reduce the intangible asset until the carrying value is zero. We are amortizing the remaining intangible asset to expense on a straight-line basis over a 10-year estimated useful life, which results in an annual amortization expense of $412,000, or $103,000 per quarter. Accumulated amortization totaled $1,896,000 and $2,204,000 for the periods ended December 31, 2001 and September 30, 2002, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. Statement of Financial Accounting Standard No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Pursuant to the adoption of Statement of Financial Accounting Standard No. 141, we do not have any unamortized goodwill reported at January 1, 2002. The adoption of Statement of Financial Accounting Standard No. 142 had no effect on our Consolidated Financial Statements.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, “Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections,” which becomes effective for fiscal years beginning after May 15, 2002. The rescission of Statement of Financial Accounting Standard No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement of Financial Accounting Standard No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which had amended Statement of Financial Accounting Standard No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement of Financial Accounting Standard No. 4 required material gains and losses from extinguishment of debt to be classified as extraordinary items. Under Statement of Financial Accounting Standard No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual-in-nature and infrequency-of-occurrence criteria in Accounting Principles Board Opinion No. 30. Upon adoption of Statement of Financial Accounting Standard No. 145, we will classify extinguishments of debt, if any, under the criteria in Accounting Principles Board Opinion No. 30. We have not yet determined the impact that our adoption of this statement will have on our Consolidated Financial Statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement of Financial Accounting Standard No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement of Financial Accounting Standard No. 146 requires that, in certain instances, costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standard No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions,” which clarifies the accounting treatment for acquisitions of financial institutions. In addition, this Statement amends Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Statement of Financial Accounting Standard No. 147 is effective on October 1, 2002. Our adoption of Statement of Financial Accounting Standard No. 147 will not have a material impact on our Consolidated Financial Statements.

Note 3. Segment Information

We have two reportable business segments in our operations, property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from four locations. All four locations are aggregated because they target a similar customer base, market the same products, and use the same marketing strategies. The life insurance segment operates from our home office. Our management evaluates the two segments on both the basis of accounting practices prescribed by our states of domicile and the basis of accounting principles generally accepted in the United States. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The basis we use to determine and analyze segments and to measure segment profit has not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2001. Because all insurance is sold domestically, we allocate no revenue to foreign operations. We report the following analysis on the basis of accounting principles generally accepted in the United States. We have reconciled the analysis to our unaudited Consolidated Financial Statements.

	(In Thousands)
	Property and Casualty Insurance	Life Insurance	Total
Nine months Ended September 30, 2002
Revenues	$305,954	$69,257	$375,211

Intersegment eliminations	(94)	(164)	(258)

Total revenues	$305,860	$69,093	$374,953

Net income	$16,785	$945	$17,730

Assets	$818,108	$1,306,191	$2,124,299

Nine months Ended September 30, 2001
Revenues	$279,663	$70,793	$350,456

Intersegment eliminations	(94)	(163)	(257)

Total revenues	$279,569	$70,630	$350,199

Net income	$6,092	$5,843	$11,935

Assets	$714,507	$1,106,912	$1,821,419

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment

Note 4. Derivative Instruments

We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. We record covered call options at fair value and include them in accrued expenses and other liabilities. We recognize any income or loss associated with covered call options, including changes in the fair value of the covered call options, currently in earnings as a component of realized investment (losses) gains and other income. At September 30, 2002 we had $5,000 in open covered call options.

Our investment portfolio includes trading securities with embedded derivatives, primarily convertible debt and equity instruments. These securities are recorded at fair value. Any income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment (losses) gains and other income. At September 30, 2002, our trading security portfolio had a market value of $2,265,000.

Note 5. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $22,646,000 and $22,894,000 for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income (loss) was $(286,000) and $10,139,000 for the three months ended September 30, 2002 and 2001, respectively.

Note 6. Escrow Agreement

During the third quarter of 2001, we presented a claim against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which was acquired by us in August 1999. The amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on our Consolidated Balance Sheet. Representatives of American Indemnity Financial Corporation have responded to our claim. We anticipate further correspondence with American Indemnity Financial Corporation’s stockholder representatives prior to the resolution of the escrow claim.

Note 7. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. Accordingly, we compute basic earnings per share by dividing net income or loss available to common shareholders (net income or loss less dividends to preferred shareholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding as well as our outstanding stock options.

The dilutive effect of our convertible preferred stock is determined using the if-converted method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the stated conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. This was the case in our diluted earnings per share calculation for the three and nine month periods ended September 30, 2002.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Earnings available to common shareholders	$1,581,000	$1,503,000	$15,831,000	$11,935,000
Weighted average common shares outstanding	10,037,344	10,035,819	10,036,953	10,035,819
Potentially dilutive common shares	10,608	6,188	9,062	3,974

Weighted average common and potential shares outstanding	10,047,952	10,042,007	10,046,015	10,039,793
Basic earnings per share	.16	.15	1.58	1.19
Diluted earnings per share	.16	.15	1.58	1.19

Note 8. Redeemable Preferred Stock

On May 6, 2002 we issued 2,760,000 shares of 6.375 percent Convertible Preferred Stock, Series A at $25 per share. In connection with the preferred stock issuance, we collected net proceeds of $64,888,000. The preferred shares are nonvoting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. Dividends paid and accrued on our preferred stock through September 30, 2002 totaled $1,759,000. The preferred stock has a liquidation preference and redemption price of $25 per share.

Issuance costs in connection with our preferred stock offering totaled $4,112,000. We will accrete these costs over a 12 year period. We will review the accretion period annually to determine if we need to accelerate the accretion.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders and Board of Directors of
United Fire & Casualty Company

We have reviewed the accompanying consolidated balance sheet of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of September 30, 2002, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2002, and the consolidated statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. We did not make a similar review of the consolidated financial statements for the corresponding periods of the prior year (2001).

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at September 30, 2002, and for the three-month and nine-month periods then ended, for them to be in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

November 4, 2002
Chicago, Illinois

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts and that involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; estimates of the financial statement impact of regulatory actions; uncertainties relating to government and regulatory policies; legal developments; changing rates of inflation, interest rates and other economic conditions; the impact of mergers and acquisitions, including our ability to successfully integrate acquired businesses and achieve cost savings; a continuation or worsening of current global economic and political conditions; a continuation of, or a slow recovery from the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our condensed Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting policies are as follows.

Investments

We continually monitor the difference between our cost basis and the estimated fair value of our investments. We record an impairment charge when we determine that a decline in value of an investment is deemed to be other-than-temporary. Factors we consider in evaluating whether a decline in value is other-than-temporary include the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery and other factors. Impairment charges on investments are included in net realized gains and losses.

Deferred Policy Acquisition Costs—Property and Casualty Insurance Segment

We defer and amortize policy acquisition costs, including commissions, premium taxes and other variable costs incurred in connection with writing our property and casualty lines of business, over the life of the policies written. We assess the recoverability of deferred policy acquisition costs on a quarterly basis. We do not consider anticipated investment income in determining the recoverability of these costs. The loss and loss adjustment expense ratio we use in the recoverability estimate is based primarily on the assumption that the future loss and loss adjustment expense ratio will approximate that of the recent past. Such adjustments are recorded through operations in the period identified. Actual results could differ materially from such estimates, requiring adjustments to deferred policy acquisition costs.

Deferred Policy Acquisition Costs—Life Insurance Segment

We defer and amortize policy acquisition costs on traditional life insurance policies, with interest, over the anticipated premium-paying period of the related policies in relation to anticipated premium income on those policies.

We use the retrospective deposit method to defer and amortize policy acquisition costs related to investment contracts and universal life contracts sold by our life insurance segment. Under the retrospective deposit method, we amortize acquisition costs in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition costs asset. When appropriate, we revise our assumptions on the estimated gross profits of these contracts, and we re-estimate and adjust cumulative amortization for our books of business by a cumulative charge or credit to income.

A material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, would negatively affect our reported earnings and stockholders’ equity.

Future Policy Benefits and Losses, Claims and Settlement Expenses

We base reserves for the life insurance segment on applicable Iowa insurance laws. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. We calculate the reserves reflected in our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States; we base our calculations on our best estimates of mortality and morbidity, persistency, expenses and investment income. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. All of our reserves are developed and analyzed annually by independent consulting actuaries.

Our most significant estimates relate to our reserves for property and casualty losses and loss adjustment expenses. We establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred and for those claims that have been incurred but not reported to us. Our estimate of these reserves is subjective and complex and is based on our estimates about the future payout of claims, which are inherently uncertain. When we establish reserves, we do so based on our knowledge of the circumstances and claim facts. We continually review our reserves, and as experience develops and additional information becomes known, we adjust the reserves. Such adjustments are recorded through operations in the period identified. Because of the high degree of uncertainty involved in establishing reserves, revisions to recorded reserves could have a material impact on our results of operations in the period recognized.

Deferred Income Taxes

We are required to establish a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. We have recorded a valuation allowance of $8,090,000 for deferred tax assets relating to American Indemnity Financial Corporation NOLs, which can only be used to offset future taxable income of the property and casualty insurance segment.

RESULTS OF OPERATIONS

Premiums earned through September 30, 2002 were $306,787,000 compared to $275,112,000 through September 30, 2001. Three-month premiums earned were $107,333,000 compared to $97,373,000 for the same period of 2001. The nine-month and three-month premium growth was primarily attributable to pricing increases in the property and casualty insurance segment. Investment income, net of expenses, increased by $4,269,000 or 6 percent, compared to the first nine months of 2001, and increased by $1,764,000 or 7 percent, compared to the third quarter of 2001. We attribute investment income growth between quarters to an increase in cash provided by premiums and annuity deposits, which was offset by a decrease in the average investment yield. Proceeds from maturing bonds have been reinvested at lower investment yields during 2002 due to market conditions. Pre-tax net realized investment losses totaled $11,030,000, versus pre-tax net realized investment losses of $139,000 for the first nine months of 2001. For the third quarter of 2002, pre-tax net realized investment losses were $2,942,000, compared to net realized investment losses of $1,637,000 in the third quarter of 2001.

Property and Casualty Insurance Segment

Nine-month net premiums written increased by $38,145,000, or 14 percent, primarily as the result of continued pricing increases. During the third quarter of 2002, we filed for rate increases of as little as 3 percent to as much as 18 percent in various states for our personal lines of business. We filed for commercial lines premium rate increases in various states from 2 to 10 percent. Premium rates already approved for the fourth quarter of 2002 reflect further increases.

The nine-month combined ratio, determined on the basis of accounting principles generally accepted in the United States, was 100 percent in 2002, compared to 107 percent for the same period of 2001. The loss and loss adjustment expense ratio improved to 70 percent, compared to 76 percent through September 30, 2001. The growth in premiums earned contributed to this improvement. In addition, there has been a decrease in catastrophe losses for the three and nine month periods ended September 30, 2002, when compared with the same periods of 2001.

Nine-month pre-tax catastrophe losses, net of reinsurance, totaled $9,136,000, with an after-tax earnings impact of 59 cents per share. Catastrophe losses contributed 3 points to the combined ratio of 100 percent. For the same period of

2001, pre-tax catastrophe losses totaled $20,817,000, with an after-tax earnings impact of $1.35 cents per share. In the same period of 2001, catastrophe losses added 8 points to the combined ratio of 107 percent.

Pre-tax catastrophe losses for the third quarter of 2002, net of reinsurance, totaled $4,063,000, with an after-tax earnings impact of 26 cents per share. Catastrophe losses contributed 4 points to the quarter’s combined ratio of 105 percent. For the same period of 2001, pre-tax catastrophe losses totaled $9,305,000, with an after-tax earnings impact of 60 cents per share. In the same period for 2001, catastrophe losses added 10 points to the quarter’s combined ratio of 110 percent.

Included in the nine-month and three-month 2002 catastrophe figures are incurred losses and expenses of approximately $500,000 related to Hurricane Isidore, which occurred in the later part of September. We expect our final incurred losses and expenses related to Hurricane Isidore will not exceed $1,000,000.

The nine-month direct pure loss ratio for commercial business was 50 percent through September 30, 2002, compared to 54 percent for the first nine months of 2001.The nine-month personal lines direct pure loss ratio was 69 percent, compared to 85 percent for the same period of 2001. Premiums earned on the personal lines were nearly identical between years, but losses decreased. The 2001 personal lines direct ratio included the impact of claims related to multiple hail storms which occurred in the upper Midwest.

The nine-month expense ratio was 29 percent in 2002, compared to 31 percent for the same period of 2001. The improvement has resulted from relatively steady underwriting expenses, as compared with the growth in premiums written. In addition, our expenses, net of capitalized deferred policy acquisition costs, have decreased between years, primarily in our homeowners line of business.

Life Insurance Segment

The life insurance segment’s three-month net operating income was $2,446,000, compared to $2,260,000 for the third quarter of 2001. For both the three-month and nine-month period, growth in investment income was offset by increases in losses incurred and interest on policyholders’ accounts. Net income, including realized investment losses, contributed by the life insurance segment was $1,226,000 for the third quarter of 2002, compared to $860,000 for the third quarter of 2001.

The life insurance segment’s nine-month net operating income was $7,145,000, compared to $6,679,000 for the third quarter of 2001. Net income recorded by the life insurance segment was $945,000, compared to $5,843,000 for the nine months ended September 30, 2001. Net income was negatively impacted by pre-tax investment write-downs of $10,033,000 through September 30, 2002, versus pre-tax investment write-downs of $3,796,000 through the first nine months of 2001.

Investment Results

We recorded consolidated pre-tax investment income of $77,865,000 for the first nine months of 2002, compared with $73,596,000 for the same period in 2001. During the first nine months of 2002, our invested assets grew from $1,560,962,000 to $1,727,443,000.

Pre-tax net realized investment losses totaled $11,030,000, versus pre-tax net realized investment losses of $139,000 for the first nine months of 2001. Our largest investment write-down to date was WorldCom Inc., which we wrote down in the second quarter, resulting in pre-tax charges of $5,537,000. Seven other securities were written down through September 30, 2002, which resulted in an additional pre-tax charge to net income of $5,781,000.

The composition of our investment portfolio at September 30, 2002 is presented in the following table in accordance with accounting principles generally accepted in the United States:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
($ in thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed income securities(1)	$426,381	78.1%	$1,160,448	98.2%	$1,586,829	91.9%
Equity securities	91,272	16.7	5,822	0.5	97,094	5.6
Policy loans	—	—	8,151	0.7	8,151	0.5
Short-term	18,199	3.3	6,800	0.6	24,999	1.4
Other	10,370	1.9	—	—	10,370	0.6

Total	$546,222	100.0%	$1,181,221	100.0%	$1,727,443	100.0%

(1)	Available for sale and trading fixed income securities are carried at fair value, while held to maturity fixed income securities are carried at amortized cost.

Income Taxes

The effective income tax rate through September 30, 2002 was 23 percent, compared to 15 percent for the same period of 2001. This variance is primarily attributable to a reduction of the municipal bond interest deduction we are allowed for tax purposes.

FINANCIAL CONDITION

At September 30, 2002, our consolidated total assets were $2,124,299,000 compared to $1,851,839,000 at December 31, 2001. Invested assets, primarily fixed income securities, increased $166,481,000, or 11 percent, from December 31, 2001. This increase was primarily a result of the continued growth in the universal-life and annuity business of our life insurance segment, the cash flows from which totaled $128,637,000 for the nine months ended September 30, 2002. Also included in this growth is an increase of $31,229,000 attributable to changes in the market prices of our securities classified as available-for-sale and other invested assets, both of which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity.

At September 30, 2002, $1,384,915,000 or 87 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,142,614,000, or 83 percent, at December 31, 2001. At September 30, 2002, our portfolio of trading securities was comprised primarily of convertible preferred equities. We did not have securities classified as trading at December 31, 2001. Our remaining fixed income securities are classified as held-to-maturity and are reported at amortized cost.

Our property and casualty insurance segment’s deferred policy acquisition costs asset increased $9,913,000, or 34 percent, to $39,226,000 at September 30, 2002, from the deferred policy acquisition costs asset at December 31, 2001. The growth was attributable primarily to the increase in net premiums written.

One component of our life insurance segment’s estimate of the deferred policy acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. While deferrable expenses increased by $8,433,000, the unrealized investment component of our life insurance segment’s deferred acquisition costs calculation contributed a decrease of $22,808,000 in the reported deferred acquisition costs asset.

Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $45,692,000 through the nine months ended September 30, 2002, compared to $17,235,000 through the nine months ended September 30, 2001. The increase in cash provided by operating activities was primarily due to growth in premiums. We also have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $142,241,000 through September 30, 2002 and $159,342,000 through September 30, 2001. If our operating and investment cash flows are not sufficient to support our operations, we have the ability to sell short-term investments. We may also borrow up to $20,000,000 on a bank line of credit. Our credit agreement provides for interest to be paid at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2002 or 2001.

We invest funds in money market accounts and fixed income securities for our short-term cash needs. At September 30, 2002, our consolidated invested assets included $24,999,000 of short-term investments.

Cash provided by financing activities was $186,565,000 through the first nine months of 2002, compared to $90,737,000 through the first nine months of 2001. Most of this increase resulted from net proceeds of $64,888,000 related to the issuance of 2,760,000 shares of convertible preferred stock on May 6, 2002. Of the net proceeds, $20,000,000 was invested in our life insurance subsidiary. We are planning on investing another $10,000,000 in our life insurance subsidiary before the end of the year. Because of the current unsettled nature of the financial markets, most of the funds are still being held in cash or short-term securities. Other cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $128,637,000 through September 30, 2002, compared to $96,156,000 for the same period of 2001.

Stockholders’ equity increased from $278,988,000 at December 31, 2001 to $294,351,000 at September 30, 2002, an increase of 6 percent. Net income of $17,730,000 increased stockholders’ equity, and unrealized appreciation (net of tax) increased stockholders’ equity by $4,724,000. Decreases to stockholders’ equity included stockholder dividends and preferred stock accretion of $7,319,000. At September 30, 2002, book value was $29.33 per common share, compared to $27.80 per common share at December 31, 2001.

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

The active management of market risk is integral to our operations. We have investment guidelines that define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, we have for each of our subsidiaries specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product and regulatory requirements. We respond to market risk by rebalancing our existing asset portfolio or by changing the character of future investment purchases.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 2. Change in Securities

On May 6, 2002 we issued 2,760,000 shares of 6.375 % Convertible Preferred Stock, Series A. The purchase price was $25 to the public with an underwriting discount of $1.25. We collected $23.75 per share, resulting in proceeds of $64,888,000. Our preferred stock will rank, with respect to dividend rights and rights upon liquidation, senior to our common stock. Our registration statement on Form S-3 was declared effective on May 3, 2002.

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

Our common shareholders approved the above amendments pursuant to the following vote:

7,448,691: FOR            90,004: AGAINST            22,864: ABSTAINING

At United Fire’s Annual Stockholders’ Meeting on May 15, 2002, the following proposal was adopted by the margins indicated.

To elect directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

	Number of Shares
	VOTED FOR	VOTED AGAINST	ABSTAINING
Scott McIntyre, Jr.	6,872,030	—	118,119
Casey D. Mahon	6,981,560	—	8,588
Byron G. Riley	6,982,766	—	7,383
Frank S. Wilkinson, Jr.	6,980,318	—	9,831

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1
Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2
First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997.

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference to Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998.

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference to Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997.

99.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2002.

99.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, dated November 4, 2002.

99.3	Certification of John A. Rife, Pursuant To 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, dated November 4, 2002.

99.4	Certification of Kent G. Baker, Pursuant To 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, dated November 4, 2002.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

November 4, 2002
(Date)

/S/ JOHN A. RIFE
John A. Rife President, Chief Executive Officer

/S/ K.G. BAKER
K.G. Baker Vice President, Chief Financial Officer and Principal Accounting Officer