Form 10-K
period 2002-12-31
UNITED FIRE & CASUALTY CO
filed 2003-03-18
CIK 101199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                    FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934 for the fiscal year ended December 31, 2002

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the transition period from _______ to _______.

    Commission File Number 2-39621

                         UNITED FIRE & CASUALTY COMPANY
             (Exact name of registrant as specified in its charter)

                     Iowa                                  42-0644327
                     ----                                  ----------
           (State of Incorporation)           (IRS Employer Identification No.)

           118 Second Avenue, S.E.
              Cedar Rapids, Iowa                           52407-3909
              ------------------                           ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO
                                       ---    ---

As of February 1, 2003, 10,037,344 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 1, 2003, was approximately $191,256,119.

================================================================================

                           FORM 10-K TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I:
    Item 1.   Business                                                                                    1
    Item 2.   Properties                                                                                  9
    Item 3.   Legal Proceedings                                                                           9
    Item 4.   Submission of Matters to a Vote of Security Holders                                         9

PART II:
    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                       9
    Item 6.   Selected Financial Data                                                                    10
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations      11
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                 26
    Item 8.   Financial Statements and Supplementary Data                                                28
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       60

PART III:
    Item 10.  Directors and Executive Officers of the Registrant                                         61
    Item 11.  Executive Compensation                                                                     63
    Item 12.  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                                            68
    Item 13.  Certain Relationships and Related Transactions                                             69
    Item 14.  Controls and Procedures                                                                    69

PART IV:
    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           70
              Signatures                                                                                 71

PART I.

ITEM 1. BUSINESS

GENERAL DESCRIPTION

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

    Our property and casualty segment includes United Fire and the following companies:

     . Addison Insurance Company, an Illinois property and casualty insurer; Lafayette Insurance Company, a Louisiana property and casualty insurer; and American Indemnity Financial Corporation, a Delaware holding company, all of which are wholly owned by United Fire & Casualty Company.

     . American Indemnity Financial Corporation owns substantially all of American Indemnity Company, a Texas property and casualty insurer. American Indemnity Company has two wholly owned insurance subsidiaries, Texas General Indemnity Company, a Colorado property and casualty insurer, and United Fire & Indemnity Company, a Texas property and casualty insurer. United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by United Fire & Indemnity Company.

     . Lafayette Insurance Company is the sole owner of Insurance Brokers & Managers, Inc., a Louisiana general agency.

    Our life insurance segment consists of United Life Insurance Company, a wholly owned subsidiary of United Fire & Casualty Company.

    A table reflecting premiums, operating results and assets attributable to our segments is included in Note 12 of the Notes to Consolidated Financial Statements. All intercompany balances have been eliminated in consolidation.

    As of December 31, 2002, we employed 700 full-time employees.

MARKETING

    We market our products principally through our home office in Cedar Rapids, Iowa, and in three regional locations: Westminster, Colorado, a suburb of Denver; New Orleans, Louisiana; and Galveston, Texas.

    We are licensed as a property and casualty insurer in 41 states, primarily in the Midwest, West and South. Approximately 1,140 independent agencies represent United Fire and our property and casualty subsidiaries. Our life insurance subsidiary is licensed in 26 states, primarily in the Midwest and West, and is represented by approximately 1,330 independent agencies.

    Our regional offices are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. Also, home office staff technicians and specialists provide support to the subsidiaries, regional offices and independent agencies. We use management reports to monitor subsidiary and regional offices for overall results and conformity to our policies.

    We compete in the United States property and casualty insurance market with more than 3,200 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality property and casualty business with us. In 2003, we estimate property and casualty agencies will receive profit-sharing commissions of $13,149,000, based on business the agencies did in 2002.

    Our life insurance segment also operates in a highly competitive industry. We encounter significant competition in all lines of business from other life insurance companies and from other providers of financial services. The life segment utilizes competitive commission rates and other sales incentives to attract and maintain its relationship with independent agencies.

    To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, on our public access website that provides general company and product information, we provide a section accessible exclusively to our agents where they can receive quotes, report claims online, make online applications, receive policy approval, and request policy changes. Our agents can also use the agent-only portion of our website to access detailed information about our products, order sales literature, and download applications, questionnaires and other forms. Our life agents can view the status of clients' applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. Our website also provides access to our electronic filings with the Securities and Exchange Commission. These filings can be accessed through the "Investor Relations" section of our website free of charge. We also voluntarily provide paper and electronic copies of our filings free of charge upon request. Our company website address is www.unitedfiregroup.com. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.

    In 2002, direct premium writings on a statutory basis by state were as follows.

-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
                                       Property and Casualty
                                         Insurance Segment                  Life Insurance Segment(1)
-------------------------------------------------------------------------------------------------------
                                                      Percent                                 Percent
State                                 Amount         of Total               Amount           of Total
-------------------------------------------------------------------------------------------------------
Alabama                             $  4,363              1.0%            $      -                  -%
Arizona                                  577              0.1                  284                0.1
Arkansas                               9,240              2.1                    -                  -
California                            15,515              3.5                    -                  -
Colorado                              32,314              7.3                9,857                3.8
Florida                               11,275              2.5                    -                  -
Idaho                                  3,194              0.7                    -                  -
Illinois                              35,281              8.0               13,468                5.2
Indiana                                4,615              1.0                5,058                2.0
Iowa                                  57,856             13.1              112,664               43.5
Kansas                                17,068              3.9                5,863                2.3
Louisiana                             48,499             11.0                    -                  -
Michigan                               2,300              0.5                7,205                2.8
Minnesota                             25,501              5.8               27,004               10.4
Mississippi                            7,171              1.6                    -                  -
Missouri                              34,788              7.9                8,135                3.1
Montana                                    -                -                2,718                1.1
Nebraska                              19,850              4.5               15,115                5.8
New Mexico                             1,847              0.4                  530                0.2
North Dakota                           4,798              1.1               13,099                5.1
Oklahoma                                   -                -                4,433                1.7
South Dakota                          16,273              3.7                4,011                1.5
Tennessee                              3,084              0.7                  355                0.1
Texas                                 63,971             14.4                6,588                2.6
Utah                                   3,374              0.7                    -                  -
Wisconsin                             13,826              3.1               19,738                7.6
Wyoming                                5,372              1.2                1,787                0.7
Other                                    880              0.2                  925                0.4
-------------------------------------------------------------------------------------------------------
                                    $442,832            100.0%            $258,837              100.0%
=======================================================================================================

(1) Under statutory accounting principles, deposits from policyholders for universal life and annuity products are recognized as premiums when they are collected. These deposits totaled $238,580,000 for 2002. Under accounting principles generally accepted in the United States, the deposits are reflected as a liability.

PRODUCTS

Property and casualty insurance segment

    We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented approximately 86 percent of our direct property and casualty premiums written for the year ended December 31, 2002. Our primary commercial lines are tailored business packages that include the following coverages: fire and allied lines, automobile, workers' compensation and fidelity and surety. We also write multiple peril, inland marine and specialty lines for our commercial policyholders.

    Our personal lines, which represented approximately 14 percent of our direct property and casualty premiums written for the year ended December 31, 2002, primarily consist of automobile and fire and allied lines coverage. Additionally, we write policies covering recreational vehicles and watercraft.

    The table below shows the apportionment of our property and casualty direct premiums written by major category, presented in accordance with accounting principles generally accepted in the United States.

---------------------------------------------------------------------------------------------------------------------
                                                              Percent                Percent                 Percent
Years Ended December 31                             2002     of Total         2001  of Total         2000   of Total
---------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Commercial lines:
    Fire and allied lines (1)                     $136,698       30.8%      $104,370    27.8%      $ 83,846     26.0%
    Other liability (2)                             99,970       22.6         77,525    20.6         64,962     20.2
    Automobile                                      84,943       19.2         70,788    18.9         59,620     18.5
    Workers' compensation                           31,346        7.1         29,528     7.9         27,755      8.6
    Fidelity and surety                             24,299        5.5         25,146     6.7         20,776      6.4
    Miscellaneous                                    2,124        0.5            845     0.2            682      0.2
---------------------------------------------------------------------------------------------------------------------
         Total commercial lines                   $379,380       85.7%      $308,202    82.1%      $257,641     79.9%
---------------------------------------------------------------------------------------------------------------------

Personal lines:
    Automobile                                    $ 35,115        7.9%      $ 36,056     9.6%      $ 32,906     10.2%
    Fire and allied lines (3)                       27,693        6.3         30,576     8.1         30,893      9.6
    Miscellaneous                                      644        0.1            763     0.2            838      0.3
---------------------------------------------------------------------------------------------------------------------
         Total personal lines                     $ 63,452       14.3%      $ 67,395    17.9%      $ 64,637     20.1%
---------------------------------------------------------------------------------------------------------------------
Total                                             $442,832                  $375,597               $322,278
=====================================================================================================================

(1) "Fire and allied lines" includes fire, allied lines, commercial multiple peril and inland marine.

(2) "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.

(3) "Fire and allied lines" includes fire, allied lines, homeowners and inland marine.

    The following table shows loss ratios, expense ratios and combined ratios for the periods indicated for us and for the property and casualty industry. The ratios have been prepared on a statutory basis. The industry figures, determined on a statutory basis, in the following table were obtained from A.M. Best Company.

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                           2002      Industry(1)        2001     Industry       2000      Industry
--------------------------------------------------------------------------------------------------------------------------
Loss ratio                                        71.9%            79.6%       74.4%        90.1%      74.2%        81.2%
Expense ratio (2)                                 30.0             26.1        30.3         26.9       31.9         28.9
--------------------------------------------------------------------------------------------------------------------------
Combined ratio                                   101.9%           105.7%      104.7%       117.0%     106.1%       110.1%
==========================================================================================================================

(1)  A.M. Best Company estimate.

(2)  Includes policyholder dividends.

    The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated. The ratios are presented in accordance with accounting principles generally accepted in the United States. Industry ratios are unavailable because they are not normally calculated in accordance with accounting principles generally accepted in the United States.

-----------------------------------------------------------------------------
Years ended December 31                          2002        2001       2000
-----------------------------------------------------------------------------
Loss ratio                                       71.9%       73.9%      73.6%
Expense ratio (1)                                29.9        30.7       33.5
-----------------------------------------------------------------------------
Combined ratio                                  101.8%      104.6%     107.1%
=============================================================================
(1) Includes policyholder dividends.

Life insurance segment

    United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities and universal life products. For the year ended December 31, 2002, single premium annuities accounted for approximately 87 percent of our life insurance premium revenues, determined on the basis of statutory accounting principles, and universal life products accounted for approximately 6 percent of that revenue. Under statutory accounting principles, deposits for policyholders on universal life and annuity products are recognized as premiums when they are collected. Under accounting principles generally accepted in the United States, the deposits are considered policyholder liabilities. We also underwrite and market single premium whole life insurance, term life insurance, credit life insurance and disability insurance products. Additionally, we offer an individual disability income rider that may be attached to our life insurance products. We do not write variable annuities or variable insurance products.

    Total life insurance in force, before reinsurance, is $4,183,244,000 as of December 31, 2002. Universal life insurance represents 44 percent of insurance in force at December 31, 2002, compared to 45 percent at December 31, 2001.

REINSURANCE

Property and casualty insurance segment

    Our property and casualty segment follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses from a single catastrophe, such as a hurricane or tornado. Catastrophe protection is purchased on direct business.

    We use many reinsurers, both domestic and foreign; this helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include Employers Reinsurance Corporation, AXA Corporate Solutions Insurance Company, Continental Casualty Company, Hanover Ruckversicherungs and Partner Reinsurance Company of the United States.

    Because catastrophes are by their nature unpredictable, the frequency and severity of catastrophic losses experienced in any year could potentially be material to our results of operations and financial position. Typical catastrophes experienced by our policyholders include windstorms, hailstorms, tornados and hurricanes. Other catastrophes include earthquakes, wildfires and terrorist acts. The severity of a particular catastrophe is a function of various factors, including the number of policies we have written in the area of the catastrophe and the severity of the event. We continually assess how we manage our exposure to catastrophe losses; we do this through individual risk selection, by limiting the concentration of insurance written in certain areas and through the purchase of catastrophe reinsurance.

    Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance with an emphasis on catastrophe coverage. During the second quarter of 2000, we began to significantly reduce our writing of assumed reinsurance business. Most of our reinsurance business expired on or before December 31, 2000, and we continue to limit our exposure through the selective renewal of our remaining reinsurance contracts. We will continue to have exposure related to the assumed reinsurance contracts that we have elected to continue to write.

    Our property and casualty insurance segment limits the direct risk that it retains by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention for 2002 was $1,250,000, which means we have reinsurance for any single claim over $1,250,000. Our loss retention is $1,250,000 for losses that pertain to 2002, $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. The total direct loss we may incur from a single catastrophe, after reinsurance, is $7,500,000 plus 5 percent of losses in excess of $7,500,000 for 2002 and $5,000,000 for years 1993 through 2001.

    The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We monitor the financial condition of our reinsurers. At December 31, 2002 and 2001, there were no uncollectable reinsurance balances that would result in a material impact on our financial statements. In accordance with accounting principles generally accepted in the United States and industry practice, we account for premiums, both written and earned, and losses incurred net of reinsurance ceded.

    The table below sets forth the aggregate direct and assumed premiums written, ceded reinsurance and net premiums written for the three years ended December 31, 2002, 2001 and 2000, and is presented in accordance with accounting principles generally accepted in the United States.

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Percent                    Percent                   Percent
Years ended December 31                                    2002     of total          2001     of total         2000     of total
----------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Fire and allied lines (1)                                $164,630       39.4%       $134,275       36.7%      $116,429       35.8%
Automobile                                                120,141       28.7         106,863       29.2         90,747       27.9
Other liability (2)                                       100,614       24.1          78,288       21.4         65,801       20.2
Workers' compensation                                      33,456        8.0          30,662        8.4         28,385        8.7
Fidelity and surety                                        24,299        5.8          25,146        6.9         20,776        6.4
Reinsurance assumed                                         8,335        2.0          14,021        3.8         24,179        7.4
Miscellaneous                                               2,123        0.5           2,050        0.6          1,483        0.5
----------------------------------------------------------------------------------------------------------------------------------
Aggregate direct and assumed premiums written            $453,598      108.5%       $391,305      107.0%      $347,800      106.9%
Reinsurance ceded                                          35,251        8.5          25,167        7.0         22,748        6.9
----------------------------------------------------------------------------------------------------------------------------------
Net premiums written                                     $418,347      100.0%       $366,138      100.0%      $325,052      100.0%
==================================================================================================================================

(1) "Fire and allied lines" includes fire, allied lines, homeowners, commercial multiple peril and inland marine.

(2) "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.

Life insurance segment

    United Life Insurance Company follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and risk under the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks. United Life Insurance Company's maximum retention is $200,000 per life, and it reinsures the remaining liability. Premiums ceded were $1,515,000, $1,280,000 and $1,215,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company's primary reinsurance companies are ERC Reinsurance Company, RGA Reinsurance Company, Business Men's Assurance Company of America, and American United Life Insurance Company. Most of these companies insure both life and disability risks.

    At December 31, 2002 and 2001, there were no uncollectable reinsurance balances that would result in a material impact on our financial statements.

    Beginning in 2002, the life segment is also assuming portions of life insurance business from other insurance companies. Assumed premiums for the year ended December 31, 2002 totaled $87,000.

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

    Loss reserves have two components: reserves for reported losses and reserves for incurred but not yet reported losses. We estimate reserves for reported losses in one of two ways. For some classes of reported losses under $5,000, reserves are based upon a pre-set schedule determined by averaging similar claims paid over a recent 13-month period. The pre-set schedule is periodically revised in response to changes in experience or as investigations progress and further information is received. All other reserves for reported losses are established on an individual case basis. Our claims personnel establish reserves on expected losses based on a variety of factors, including the type of claim, our knowledge of the circumstances surrounding each loss, the policy provisions relating to the type of loss, trends in the legal system and other factors.

    For incurred but not yet reported losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from occurrences that have not yet been reported.

    The process of estimating loss reserves involves a considerable degree of judgment by our claims personnel. Because reserves are estimates of the amount expected to be paid based on facts and circumstances known at any given time, we continuously review our loss reserves. During the claims settlement period, which may extend over a long period of time, our claims personnel may become aware of additional facts regarding claims and trends, which cause us to refine and adjust our estimates of ultimate liability. Consequently, actual loss reserves may deviate from estimates reflected in our Consolidated Financial Statements. Such deviations may be significant.

    We do not discount reserves based on the time value of money. We consider inflation in the reserving process by reviewing cost trends, loss adjustment expenses, historical reserving results and projecting future economic conditions.

    The table on the following page shows the calendar year development of net loss and loss adjustment expense reserve liabilities and payments for us and our property and casualty subsidiaries for the years 1993 through 2002. The top line of the table shows the estimated net liability for unpaid losses and loss adjustment expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the end of each year, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The first portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second portion of the table displays cumulative net losses and loss adjustment expenses paid for each of the years indicated on the basis of accounting principles generally accepted in the United States. The third portion of the table displays the reinsurance recoverable, the re-estimated amount of reinsurance recoverable and the resulting gross liabilities.

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31         1993      1994       1995      1996      1997      1998      1999       2000       2001       2002
-----------------------------------------------------------------------------------------------------------------------------------
Net Liability for Unpaid
Losses and LAE              $170,798  $180,653   $188,700  $209,876  $218,912  $243,006  $310,637   $320,506   $326,910   $356,889
Net Liability re-estimated
as of
  One year later             153,691   160,776    159,571   176,332   192,297   213,047   273,706    273,469    315,854
  Two years later            142,572   172,546    145,486   169,348   185,700   233,325   261,217    290,872
  Three years later          158,312   164,133    142,877   164,030   198,298   226,353   273,921
  Four years later           155,313   161,961    140,639   172,366   198,931   232,851
  Five years later           154,849   162,424    147,412   176,411   202,765
  Six years later            157,005   169,472    152,134   177,384
  Seven years later          161,898   172,807    155,543
  Eight years later          164,591   175,524
  Nine years later           166,549
-----------------------------------------------------------------------------------------------------------------------------------
Net Redundancy              $  4,249  $  5,129   $ 33,157  $ 32,492  $ 16,147  $ 10,155  $ 36,716   $ 29,634   $ 11,056
===================================================================================================================================
Cumulative amount of
Net liability paid through:
  One year later            $ 51,550  $ 80,246   $ 56,618  $ 61,694  $ 62,988  $ 71,251  $ 97,021   $110,516   $112,546
  Two years later            102,637   109,281     83,071    93,599    97,142   123,965   154,886    166,097
  Three years later          119,349   123,469     97,763   110,531   122,818   155,622   189,730
  Four years later           127,333   132,414    106,770   122,413   143,216   176,376
  Five years later           133,531   137,597    112,456   134,193   158,306
  Six years later            137,295   141,524    119,400   142,955
  Seven years later          140,127   145,170    124,395
  Eight years later          143,080   149,217
  Nine years later           146,590
-----------------------------------------------------------------------------------------------------------------------------------
Net Liability for Unpaid
Losses and LAE:             $170,798  $180,653   $188,700  $209,876  $218,912  $243,006  $310,637   $320,506   $326,910   $356,889
Reinsurance recoverable       13,957    23,258      9,703    11,331    12,856     8,111    27,606     37,526     36,909     35,760
-----------------------------------------------------------------------------------------------------------------------------------
Gross Liability             $184,755  $203,911   $198,403  $221,207  $231,768  $251,117  $338,243   $358,032   $363,819   $392,649
-----------------------------------------------------------------------------------------------------------------------------------
Net re-estimated liability  $166,549  $175,524   $155,543  $177,384  $202,765  $232,851  $273,921   $290,872   $315,854
Re-estimated reinsurance
recov.                        14,228    21,899      7,445     8,515     8,303     4,072    19,703     28,324     36,765
------------------------------------------------------------------------------------------------------------------------
Gross re-estimated
liability                   $180,777  $197,423   $162,988  $185,899  $211,068  $236,923  $293,624   $319,196   $352,619
------------------------------------------------------------------------------------------------------------------------
Gross redundancy            $  3,978  $  6,488   $ 35,415  $ 35,308  $ 20,700  $ 14,194  $ 44,619   $ 38,836   $ 11,200
===================================================================================================================================

    The above table illustrates a year-to-year cumulative redundancy in our reserves for liability for unpaid losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. We believe that our redundancies are the result of a variety of factors, including:

    . Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes;
    .    We use claims negotiation to control the size of settlements;
    . We assume that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor;
    . We focus on loss prevention services to enhance workplace safety and to prevent accidents and illness;
    . We promote claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and
    . We use programs and services to help prevent fraud and to assist in favorably resolving cases.

    The determination of property and casualty insurance and reinsurance reserves, particularly those relating to liability lines, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written were incurring higher than expected losses with respect to either reported losses or losses incurred but not yet reported, we would take action that could include increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary to render an opinion as to the adequacy of the statutory reserves we establish. The actuarial opinion is filed in those states where we are licensed. There are no material differences between our statutory reserves and those established under accounting principles generally accepted in the United States.

    Over the course of the last ten accident years, our reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the mid-point of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining reserves. We believe the use of a range of reasonable reserves is especially effective when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

    We believe the reserves for our property and casualty insurance segment at December 31, 2002, are appropriate. The increases over the last ten years in liability for unpaid losses and settlement expenses reflect our increased business. In determining the appropriateness of our reserves, we rely upon the opinion of an independent actuary that our reserves meet the requirements of applicable insurance laws, are consistent with reserves that are computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision in the aggregate for all unpaid loss and loss expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. Because we are comfortable with our reserving experience, we have not made any significant changes in our reserving methodology or philosophy that have resulted in recognition of favorable development.

Life Insurance Segment

    The reserves reflected in our Consolidated Financial Statements are calculated in accordance with accounting principles generally accepted in the United States. We calculate our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments." Under Statement of Financial Accounting Standards No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Statutory reserves for the life insurance segment are based upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary's reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by independent consulting actuaries.

INVESTMENTS

    We are required to comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, liquidity needs, tax position and general market conditions. We also consider the timing of our obligations, as cash must be available when obligations are due to be paid. We make modifications to our investment portfolio as the conditions listed above change. We manage internally all but a small portion of our investment portfolio.

    Assets relating to the property and casualty segment are invested to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. Assets relating to the life insurance segment are invested to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.

    Investment results for the periods indicated are summarized in the following table, and are presented in accordance with accounting principles generally accepted in the United States.

---------------------------------------------------------------------------------------------------------------
                                                                                            Annualized Yield
                                                  Average               Investment             on Average
Years ended December 31                     Invested Assets (1)       Income, Net (2)        Invested Assets
---------------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
2002                                             $1,655,918               $105,553                  6.4%
2001                                              1,481,999                 98,909                  6.7
2000                                              1,316,906                 86,867                  6.6
===============================================================================================================

(1) Average based on invested assets (including money market accounts) at beginning and end of year.

(2) Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

ITEM 2.   PROPERTIES

     We own two buildings and related parking facilities in Cedar Rapids, Iowa, which we use as our home office. We own a five-story office building and an eight-story office building in which part of the first floor is leased to tenants. The two buildings are connected by a skywalk. We also lease additional adjacent office space in Cedar Rapids.

     Lafayette Insurance Company owns and occupies a two-story building in New Orleans, Louisiana, which serves as its home office.

     American Indemnity Company, a subsidiary of American Indemnity Financial Corporation, owns two adjacent and connected buildings in Galveston, Texas. One building is seven stories and the other is three stories. Two floors of the seven-story building serve as American Indemnity Company's home office, while the remainder is available for lease. As of December 31, 2002, American Indemnity Company leases a small amount of the available office space to tenants.

ITEM 3.   LEGAL PROCEEDINGS

     We considered all of our pending litigation to be ordinary, routine and incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     United Fire's common stock is traded on the Nasdaq National Market System under the symbol UFCS. On February 1, 2003, there were 1,001 holders of record of United Fire common stock. The table below sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock and cash dividends declared. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table below shows the quarterly dividends paid in 2001 and 2002.

     Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. We have paid dividends every quarter since March 1968.

     State law permits the payment of dividends only from statutory accumulated earned profits arising from business. Furthermore, under Iowa law, we may pay dividends only if after giving effect to the payment, either we are able to pay our debts as they become due in the usual course of business, or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to state law restrictions on dividends.

================================================================================
                                                                       Cash
                                              Share Price            Dividends
                                           High          Low         Declared
--------------------------------------------------------------------------------
2002
Quarter Ended
   March 31                               $34.67        $27.50         $0.18
   June 30                                 39.37         31.50          0.18
   September 30                            38.13         32.40          0.18
   December 31                             38.65         32.05          0.19

2001
Quarter Ended
   March 31                               $25.00        $19.25         $0.18
   June 30                                 34.51         19.50          0.18
   September 30                            31.85         19.00          0.18
   December 31                             31.42         24.58          0.18
================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

==============================================================================================================================
(Dollars in Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            2002         2001         2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                    $2,159,475   $1,851,839   $1,674,109   $1,467,716   $1,250,594
Redeemable preferred stock                                          65,113            -            -            -            -
Operating revenues
  Premiums earned                                                  417,286      372,019      333,365      273,051      245,727
  Investment income, net                                           105,553       98,909       86,867       75,317       67,928
  Realized investment gains (losses), net                          (13,801)        (186)      (2,082)       2,936       22,796
  Commission and other income                                        1,839        2,210        2,429        1,912        1,815
Net income                                                          20,786       24,093       15,527       15,384       23,677
Preferred stock dividends and accretions                             3,100            -            -            -            -
Basic and diluted earnings per common share                           1.76         2.40         1.55         1.53         2.28
Cash dividends declared per common share                              0.73         0.72         0.71         0.68         0.67
==============================================================================================================================

     The selected financial data herein has been derived from the financial statements of United Fire and its subsidiaries. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements and Related Notes."

                                1998    1999    2000    2001    2002
Earnings Per Common Share       2.28    1.53    1.55    2.40    1.76
Cash Dividends Declared         0.67    0.68    0.71    0.72    0.73

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto which can be found on subsequent pages of this report.

     This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "continues," "seeks," "estimates," "predicts," "should," "could," "may," "will continue," "might" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our consolidated financial statements; uncertainties relating to government and regulatory policies; legal developments; changing rates of inflation, interest rates and other economic conditions; a continuation, or worsening of global economic conditions; a continuation of, or a slow recovery from the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

     Net operating income, which excludes net realized gains and losses, for the year ending December 31, 2002, increased by $5,543,000 to $29,757,000, compared with $24,214,000 in 2001. This was $2.66 per share, after providing for the dividend on the convertible preferred stock, compared with $2.41 per share in 2001. Factors contributing significantly to the change in net operating income included a decrease in the property and casualty segment's accounting principles generally accepted in the United States combined ratio to 101.8 percent in 2002, compared to 104.6 percent in 2001, and improvement in the life segments' operating results.

     Net income (net operating income plus after-tax net realized gains and losses on securities) was $20,786,000, or $1.76 per share after providing for the dividend on the convertible preferred stock issued in 2002, compared with $24,093,000 or $2.40 per share in 2001. Net income was reduced by pre-tax net realized investment losses of $13,801,000 in 2002, compared to pre-tax net realized investment losses of $186,000 in 2001. The increase in net realized investment losses in 2002 was due to an increase in write-downs resulting from other-than-temporary impairment losses. In 2002, our largest investment write-down was WorldCom Inc., which we wrote down in the second quarter, resulting in pre-tax charges of $5,536,000. Throughout 2002, eight other securities were written down, which resulted in an additional pre-tax charge to net income of $7,790,000. We also incurred $475,000 of net realized losses on securities that we sold during 2002.

     Net premiums earned increased by $45,267,000, or 12.2 percent, to $417,286,000, primarily as the result of premium rate increases in the property and casualty segment. During the 1990s and into 2000, the property and casualty insurance and reinsurance industry was characterized by excess capacity, which resulted in highly competitive market conditions as evidenced by declining premium rates. Beginning in 2000, capacity in the property and casualty market began to contract as companies withdrew from the business or ceased operations. In response to market conditions, many insurance and reinsurance companies, including our companies, began to increase prices. We are continuing to request approval for premium rate increases in the first quarter of 2003. We do not know when the property and casualty market will turn, leading to a leveling or decline of insurance pricing. It is our intention to continue to seek approval for premium rates that are adequate.

     Losses and settlement expenses increased by $25,651,000, or 9.5 percent, to $295,980,000 in 2002, due primarily to an increase in the severity of non-catastrophe losses. Although the number of non-catastrophe claims decreased by 5,723, or 12.4 percent, in 2002, the average non-catastrophe direct loss and loss adjustment expense per claim was $6,386 in 2002, compared to $4,829 in 2001. During 2002, we experienced a decrease in estimated losses for property and casualty claims that occurred in prior years, as described in "Property and Casualty Insurance Segment" below.

     Pre-tax catastrophe losses decreased from $26,959,000 in 2001 to $18,003,000 in 2002. We had exposure to 25 catastrophes that occurred in 2002, and 23 that occurred in 2001. Our largest catastrophe loss in 2002 was Hurricane Lili, which occurred on October 3, 2002 and resulted in pre-tax direct losses and loss adjustment expenses of $9,791,000 in 2002. Because our catastrophe reinsurance retention in 2002 was $7,500,000 plus 5 percent of losses in excess of $7,500,000 for a catastrophic event, our net exposure to Hurricane Lili was $7,614,000. Incurred losses related to Hurricane Isidore, which occurred on September 26, 2002, were $469,000 in 2002. We attempt to reduce our potential impact of future catastrophes through geographic distribution of risks, reduction of our exposure in catastrophe-prone areas and utilization of reinsurance. We define catastrophes to include events that cause $25,000,000 or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals, those events we believe are, or will be, material to our operations, either in amount, or in number of claim counts. Because the occurrence and severity of catastrophes are inherently unpredictable, historical results of operations may not be indicative of future results of operations. Claims from catastrophic events could reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition or results of operations.

     In 2001, we incurred losses of $6,892,000 related to the events of September 11, 2001. During 2002, we incurred an additional $399,000 for this loss. We have no reserves outstanding as of December 31, 2002 for the September 11 events. We consider the September 11 attacks on the World Trade Center to be one event. However, if the judicial system determines that these attacks should be considered multiple events, we estimate, based upon information currently available to us, that our pre-tax losses would increase by approximately $3,000,000.

     Other underwriting expenses and amortization together increased in 2002 by $10,857,000, or 9.0 percent, to $131,401,000, primarily as the result of the growth in net premiums written.

     Net investment income increased by $6,644,000, or 6.7 percent, to $105,553,000 between 2001 and 2002. Despite the depressed interest rate environment that existed in the United States throughout 2002, annuity deposits and premium receipts have led to growth in our investment portfolio, thus leading to the increase in investment income.

     Interest on policyholder accounts increased to $51,735,000 in 2002, compared to $48,213,000 in 2001. We lowered interest-crediting rates on new deposits throughout 2002. Much of the growth in interest credited was primarily a result of the interest credited on existing account balances, where the interest crediting rates are higher than the current rates.

Property and casualty insurance segment

     Net income in the property and casualty insurance segment was $17,473,000 in 2002, compared to $15,559,000 in 2001. The segment's net income benefited from an increase in net premiums earned driven by an increase in premium rates, improvement in the accounting principles generally accepted in the United States loss and expense ratios, and decreased catastrophe losses.

     Net written premiums increased by 14.3 percent, from $366,138,000 in 2001 to $418,347,000 in 2002. We are focusing our growth efforts on our commercial lines of business, where we are most profitable. Net premiums written increased in the commercial lines by $61,225,000, or 21.3 percent, in 2002, and decreased in the personal lines by $3,339,000, or 5.2 percent, in 2002. During 2002, we implemented rate increases of up to 25 percent in many of our commercial lines of business. We also implemented rate increases in many of our personal lines of business, but we reduced the number of personal lines policies in force.

     Direct premiums written were $442,832,000 in 2002, compared to $375,597,000 in 2001. Texas remains our largest state in terms of direct premium volume, with direct premiums written of $63,971,000. Iowa is our second largest state, with direct premiums written of $57,856,000. Our assumed premiums written decreased between 2001 and 2002 from $15,708,000 to $10,766,000 due to the run-off of several assumed reinsurance contracts.

     Ceded premiums written increased from $25,167,000 in 2001 to $35,251,000 in 2002. To control costs resulting from higher reinsurance rates in 2002, we increased our retention levels. For our property and casualty lines of business, our retention for 2002 was $1,250,000, which means we had reinsurance for any single claim over $1,250,000. Our loss retention was $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. We also increased our loss retention levels for the total direct loss we may incur from a single catastrophe. In 2002, we increased the total direct loss we could incur from a single catastrophe, after reinsurance, to $7,500,000 plus 5 percent of losses in excess of $7,500,000. From 1993 to 2001, the limit was $5,000,000.

     Beginning January 1, 2003, we increased our retention for any single claim to $1,500,000, but we did not change our catastrophe retention of $7,500,000.

     Our reinsurance contracts limit or exclude coverage for losses sustained as a result of terrorist activities. The Terrorism Risk Insurance Act of 2002 was passed by Congress and signed into law by the President on November 26, 2002. The Act defines a "certified" act of terrorism as "an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5,000,000, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion." The Act requires us to offer coverage for certified acts of terrorism on all polices issued or renewed through December 31, 2004.

     In 2002, our net premiums earned grew to $389,413,000 from $346,582,000 in 2001. This growth was driven by the increase in our premium rates and was concentrated in our commercial liability lines, where rate increases were as high as 25 percent. Because premiums are recorded in earnings over the life of a policy, we expect the growth in net premiums written to result in continued growth in this category of net premiums earned into 2003.

     Losses and settlement expenses incurred in 2002 totaled $280,021,000, reflecting losses and settlement expenses of $291,077,000 resulting from losses that occurred in 2002 and favorable development of $11,056,000 on losses that occurred prior to 2002. The favorable development resulted from a re-estimation of loss reserves established at December 31, 2001 in each of our lines of business except other liability. The deficiency in the other liability line of business of $12,788,000 resulted from a number of large other liability losses reported to us in 2002 for accident years 1997 through 2001. The deficiency in the other liability line of business was more than offset by the redundancies in our other lines of business.

     Losses and settlement expenses incurred in 2001 totaled $256,145,000, reflecting $303,182,000 of losses that occurred in 2001 and $47,037,000 of favorable development on losses that occurred prior to 2001. In 2001, the favorable development was concentrated in our commercial automobile liability and other liability lines of business for accidents occurring in years 1998 through 2000.

     Our reserving process, which contributed to the favorable development in 2002 and 2001, is presented under "Reserves," later in this discussion. Our liability lines of business are considered long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

     In 2002, our favorable development was attributable to savings of approximately $1,858,000 from workers' compensation medical bill reviews, compared to approximately $1,290,000 in 2001; savings of approximately $2,795,000 from the use of alternative dispute resolution in 2002, compared to approximately $3,930,000 in 2001; recoupment of approximately $3,358,000 from salvage and subrogation in 2002, compared to approximately $5,643,000 in 2001 and savings of approximately $3,045,000 in 2002 attributable to both the payment of claims for less than the amounts reserved and from reductions in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established, compared to approximately $36,174,000 in 2001. The additional favorable information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Additional information relating to severity also is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.

     For 2001, the development of our loss reserves in many of the categories discussed above was affected by adjustments in reserves made with respect to the book of business acquired in our purchase of American Indemnity Financial Corporation in August 1999. Following this purchase, we began a detailed review of many of the case reserves established for this business. This review was undertaken both as part of our assimilation of the case reserves into our own reserves and as a result of our belief upon completing an initial overview of reserves that many claims had insufficient reserves. We had some of our most experienced claims personnel conduct this initial review. The reserve changes made were based on the judgment of claims professionals experienced in evaluating bodily injury and property damage claims and knowledgeable about the legal environment, including trends in the geographical area involved. We also factored in our actual experience with the American Indemnity book of business as we began to settle the losses and review additional claims not a part of the initial reserve review. As a result, we increased reserves the last quarter of 1999 in this book of business by approximately $10,000,000. Through December 31, 2001, we had experienced redundancies of approximately $3,900,000 relating to this reserve increase. We believe most of this redundancy has occurred due to the application of our aggressive claims handling and settlement philosophy on the assimilated claims. As of December 31, 2002, we believe the American Indemnity companies' losses are reserved in accordance with our loss reserving philosophy, and that redundancies experienced in 2002 of $1,297,000 on these claims are due to the savings factors described in the preceding paragraph.

     Conditions and trends that have historically affected the prior years' loss development of reserves may not necessarily occur in the future. Despite our history of favorable development on prior years' reserves, our current reserves for claims may prove to be inadequate, which could have a material impact on our net income and stockholders' equity.

     As a measure of our underwriting profitability, we calculate a "combined ratio," which is the sum of two ratios, the loss ratio and the expense ratio. We calculate the combined ratio on both an accounting principles generally accepted in the United States basis and a statutory basis, which is a more conservative basis of accounting and one which is required in the reports that we file with the state insurance departments in the states in which we are domiciled. We utilize the statutory basis of accounting for comparative purposes when we compare our results with those of other property and casualty insurance companies. On a statutory basis of accounting, the loss ratio is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, because losses occur over the life of a policy. On a statutory basis of accounting, the expense ratio is stated as a percentage of premiums written rather than premiums earned, because most underwriting expenses are paid when policies are written and are not amortized over the policy period. The statutory underwriting profit margin is the extent to which the combined ratio is less than 100 percent. In 2002, our statutory combined ratio was 101.9 percent, which compares favorably with the industry statutory combined ratio of 105.7 percent, as estimated by A.M. Best Company, a leading insurance industry rating agency and data provider. Our statutory combined ratio was 104.7 percent in 2001. Without the effect of catastrophes, our statutory combined ratio was 97.3 percent in 2002 and 97.0 percent in 2001.

     Under accounting principles generally accepted in the United States, the loss ratio is computed in the same manner as under the statutory basis of accounting, but the expense ratio is determined by matching underwriting expenses to the period when net premiums were earned, rather than by when net premiums were written. In 2002, our combined ratio, calculated on the basis of accounting principles generally accepted in the United States, was 101.8 percent, compared to 104.6 percent in 2001. Without the effect of catastrophes, our combined ratio calculated according to accounting principles generally accepted in the United States was 97.2 percent in 2002 and 96.8 percent in 2001.

     We review the net loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. The net loss ratio was 71.9 percent in 2002, 74.4 percent in 2001 and 74.2 percent in 2000. In the following table, we present the net loss ratio for each of the last three years for each of our lines of business. The information in the table below is presented in accordance with accounting principles generally accepted in the United States.

-----------------------------------------------------------------------------------------------------------------------------
Years ended December 31                   2002                               2001                            2000
-----------------------
                                     Losses & Loss                      Losses & Loss                   Losses & Loss
                                        Adjustment                         Adjustment                      Adjustment
                             Premium      Expenses     Loss     Premium      Expenses   Loss    Premium      Expenses   Loss
(Dollars in Thousands)        Earned      Incurred    Ratio      Earned      Incurred  Ratio     Earned      Incurred  Ratio
-----------------------------------------------------------------------------------------------------------------------------
Commercial lines:
   Fire and allied lines    $104,342     $  65,027     62.3%   $ 83,522      $ 64,751   77.5%  $ 70,553      $ 47,921   67.9%
   Other liability            83,668        61,835     73.9      67,663        37,622   55.6     56,951        35,134   61.7
   Automobile                 76,273        52,500     68.8      64,390        43,101   66.9     53,137        43,403   81.7
   Workers' compensation      31,137        31,567    101.4      29,475        25,369   86.1     25,858        16,844   65.1
   Fidelity and surety        21,917         1,853      8.5      20,481         3,536   17.3     18,087         2,685   14.8
   Miscellaneous                 866           505     58.3         658           516   78.4        511           484   94.7
-----------------------------------------------------------------------------------------------------------------------------
      Total commercial
      lines                 $318,203     $ 213,287     67.0%   $266,189      $174,895   65.7%  $225,097      $146,471   65.1%
-----------------------------------------------------------------------------------------------------------------------------
Personal lines:
   Automobile               $ 34,424     $  28,808     83.7%   $ 33,826      $ 25,963   76.8%  $ 32,185      $ 21,700   67.4%
   Fire and allied lines      27,299        30,271    110.9      28,292        31,362  110.9     26,681        25,040   93.8
   Miscellaneous                 672           467     69.5         771           782  101.4        769        (4,388)(570.6)
-----------------------------------------------------------------------------------------------------------------------------
      Total personal lines  $ 62,395     $  59,546     95.4%   $ 62,889      $ 58,107   92.4%  $ 59,635      $ 42,352   71.0%
-----------------------------------------------------------------------------------------------------------------------------
Reinsurance                 $  8,815     $   7,188     81.5%   $ 17,504      $ 23,143  132.2%  $ 22,539      $ 37,345  165.7%
Total                       $389,413     $ 280,021     71.9%   $346,582      $256,145   73.9%  $307,271      $226,168   73.6%
=============================================================================================================================

     Within the commercial lines of business, our best performing line continues to be fidelity and surety, with a loss ratio of 8.5 percent in 2002, and 17.3 percent in 2001. Our surety products provide protection against loss due to non-performance, such as a construction bond that protects owners against nonpayment by general contractors of material suppliers and subcontractors. Our fidelity products generally provide insurance against loss of money or other property due to the fraud or dishonesty of employees. Despite poor experience in the surety industry, we have continued to show profitability in this line of business. A majority of the industry losses have been in the area of financial guarantees, policies which were widely written by the national surety companies throughout the 1990's. Due to our very limited writing of financial guarantees, we have had minimal losses incurred from this type of bond. Because of the industry's poor experience, many of the national surety companies have raised their surety premium rates, while we and some other regional insurance companies have initiated more modest rate increases and term changes, which has enabled us to obtain additional, favorable surety accounts.

     Our other liability line of insurance covers businesses for any liability for bodily injury and property damage arising from general business operations, accidents on their premises and products manufactured or sold. The 2002 loss ratio for this line of business was 73.9 percent, compared to 55.6 percent in 2001. The deterioration between years was due to a number of large losses reported to us in 2002. Many of these losses related to prior accident years. A small portion of these losses were the result of construction defect claims, primarily for residential general and subcontractors. This particular type of claim involves allegations of defective work on construction projects. The claims typically involve numerous parties and insurers. Our reserves for construction defect claims are based upon information that is currently available to us, as well as our past loss experience, and the current legal environment. Future judicial and regulatory actions concerning construction defect liability creates uncertainty as to our ultimate liability for these types of claims.

     Typically, other liability claims have a significant amount of loss adjustment expense associated with them, and because our loss reserves in this line increased, so did our reserve for loss adjustment expenses. Due to our experience in this line in 2002, we also increased our other liability reserves for losses that have been incurred, but not yet reported to us; such reserves are estimates that are calculated using our historical experience by line of business.

     Our commercial automobile insurance covers physical damage to an insured's vehicle as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured or uninsured or under insured motorists and the legal costs of defending the insured against lawsuits. Our policy is to write only standard automobile insurance. We do not write coverage for large fleets of automobiles. Our experience in this line has deteriorated, as measured by the increased loss ratio of 66.9 percent in 2001 to 68.8 percent in 2002, due primarily to an increase in the severity of losses.

     Our commercial fire and allied line of insurance covers losses to an insured's property, including its contents, as a result of weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The loss ratio for this line of business improved to 62.3 percent in 2002, compared to 79.5 percent in 2001. The improvement in this line of business was due primarily to premium rate increases and a decrease in the frequency of non-catastrophe losses.

     Workers' compensation continues to be a poorly performing line of commercial business. The loss ratio deteriorated to 101.4 percent in 2002, from
86.1 percent in 2001. We continue to write this line of business as part of an overall commercial account. The deterioration in 2002 was primarily the result of an increase in severity of claims, coupled with modest premium rate increases. Intense competition in the workers' compensation line, as well as state insurance department regulation of rates have resulted in lower premium rate increases in this line of business, when compared to our other commercial lines of business.

     Our reinsurance line of business improved in 2002, with a net loss ratio of
81.5 percent, compared to 132.2 percent in 2001. The majority of the impact from the September 11 events is included in the 2001 results. In 2002, we incurred assumed losses and expenses of $6,858,000, compared with $26,210,000 in 2001. The improvement resulted primarily from a reduced number of contracts and exposure in assumed reinsurance business. We continue to have exposure, primarily catastrophe coverages, related to the assumed reinsurance contracts written prior to 2001, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite. We believe that as of December 31, 2002, our loss reserves established for the assumed reinsurance business are appropriate. We anticipate that we will decrease the assumed loss reserves each year as the non-renewed assumed reinsurance contracts continue to run off and the losses are paid out.

     The deterioration in the loss ratio for our personal lines of business was the result of an increase in the severity of both catastrophe and non-catastrophe losses. Through selective underwriting, we have reduced our number of personal lines policies in force by 22,984 or 18 percent in 2002. In 2002, our personal lines represented 16.3 percent of our direct property and casualty premiums written, compared to 17.9 percent in 2001.

     The expense ratio was 29.9 percent in 2002, compared to 30.7 percent in 2001. We experienced this stability in our expense ratio as a result of maintaining steady underwriting expenses while seeing growth in premiums written and earned. We anticipate that the closing of our branch office in Lincoln, Nebraska during the third quarter of 2002 will contribute to further improvement in our expense ratio.

Reserves

     Losses and loss adjustment expenses incurred represent actual payments made and changes in estimated future payments to be made, including expenses required to settle both reported and unreported losses. For reported losses, we establish reserves based upon policy provisions, accident facts, injury or damage exposure, trends in the legal system, historical results and other factors. For unreported losses, we establish reserves for each line of business based on the probable number and nature of losses, determined on the basis of historical and statistical information. Once we have established reserves, we closely monitor and adjust them as losses develop. We regularly review our reserve calculations and, as required by state law, we engage an independent actuary to render opinions as to the adequacy of the statutory reserves we establish. We file the actuarial opinions in those states where we are licensed. There are no material differences between our statutory reserves and those established under accounting principles generally accepted in the United States.

     To establish loss and loss adjustment expense reserves, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. The estimate of these reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so based on our knowledge of the circumstances and facts of claims. Upon notice of a claim, we establish a case reserve for losses based on the claims information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigations of claims develop and as our claims personnel identify trends in claims activity, we refine and adjust our estimates of case reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full and all salvage and subrogation claims are resolved.

     For incurred but not reported losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data, and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given accident year.

     Over the course of the last ten accident years, our reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the mid-point of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining reserves. We believe the use of a range of reasonable reserves is especially effective when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

     Overall, the factors contributing to our year-to-year redundancy include the following:

     . Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes;
     .    We use claims negotiation to control the size of settlements;
     . We assume that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor;
     . We focus on loss prevention services to enhance workplace safety and to prevent accidents and illness;
     . We promote claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and
     . We use programs and services to help prevent fraud and to assist in favorably resolving cases.

Asbestos and environmental losses

     At December 31, 2002, we established $1,632,000 in asbestos and environmental loss reserves, compared to $1,107,000 at December 31, 2001. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss adjustment expense reserves; because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves.

Mold losses

     The existence of certain airborne mold spores resulting from moisture trapped in confined areas has been alleged to cause severe health and environmental hazards. We have current and potential future exposure to mold claims in both our commercial and personal lines of business. While mold is a potential problem in several states, Texas has been at the forefront of mold insurance issues. Our Texas homeowners policies contain a mold exclusion and our Texas commercial property policies include a $25,000 limitation with respect to claims arising from mold. We have also received approval for a total mold exclusion for our commercial general liability policies. As market conditions permit, we plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. We believe that it is unlikely that any such loss would have a material adverse effect on our financial condition or our cashflows. However, due to the uncertainty of future changes in Texas regulation, we cannot estimate our future probable liability for mold claims. Also, as case law expands, we may be subject to mold-related losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. Loss reserve additions arising from future unfavorable judicial trends cannot be reasonably estimated at the present time.

Life insurance segment

     Our life insurance segment's operating earnings are derived primarily from premium revenues and investment income, reduced by interest credited, benefits to policyholders and expenses. In 2002, our life insurance segment recorded net operating income of $11,221,000, compared to net operating income of $9,880,000 in 2001.

     Net income recorded by the life segment for 2002 was $3,313,000 compared to $8,534,000 for 2001. The change in net income was attributable primarily to growth in net investment income, offset by an increase in net realized investment losses. Net investment income earned increased by $7,127,000, or 10.1 percent, in 2002 to $77,809,000. Despite depressed interest rates, annuity deposits increased our life segment's investment portfolio, leading to the increase in investment earnings. The increase in net realized investment losses was primarily due to investment write-downs of $11,836,000 in 2002 versus investment write-downs of $3,503,000 in 2001.

     Net premiums earned by the life segment in 2002 totaled $27,873,000, compared to $25,437,000 in 2001. Annuity deposits collected are not reflected in net premiums earned. Rather, revenues for annuities consist of policy surrender charges and investment income earned. In 2002, annuity deposits were $223,452,000, compared to $163,115,000 in 2001. Annuity deposits are invested and recorded as liabilities, referred to as future policy benefits.

     In 2002, we credited interest of $51,735,000 to our fixed annuity and universal life policyholder accounts, compared to $48,213,000 in 2001. We establish our interest crediting rates based upon current market conditions and maintain a "spread" by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. We decreased interest-crediting rates during 2002 and 2001 for new deposits. The increase in our expense for interest on policyholders' accounts in 2002 was primarily a result of the interest credited on existing account balances. We do not write variable annuity products or variable insurance products. Our fixed annuity products expose us to the risk that changes in interest rates could reduce our spread and the rate of return that we are able to earn on our investments. Because of the poor performance of the market during 2002, our spread has been reduced due to the decreased rate of return earned on funds invested in 2002. We have significant amounts of annuities up for renewal beginning in 2004. Because of current market conditions, and the resulting low interest rates, there exists a risk of non-renewal of these annuities. Because of the magnitude of annuities we have at risk, our financial results could be significantly affected. However, we have historically been able to overcome various market conditions in maintaining and growing our annuity business.

Investment operations

     Our primary investment strategy is to invest in assets that will meet immediate and long-term insurance obligations and maximize after-tax returns with appropriate risk diversification. Cash received from insurance operations is invested in primarily high quality investment grade corporate and municipal fixed income or equity securities.

     Total invested assets increased $207,187,000, or 13.7 percent, to $1,722,036,000 at December 31, 2002, compared to December 31, 2001. Of this growth, $35,301,000 was attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders' equity. The fair value of securities in our investment portfolio may fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Because the changes in the fair value of available-for-sale securities and other invested assets in our investment portfolio are reflected in our financial statements, fluctuations in fair value could result in unrealized investment losses, thereby affecting our stockholders' equity.

     At December 31, 2002, $1,398,636,000 or 88 percent of our fixed maturities were classified as available-for-sale, compared to $1,142,614,000 or 83 percent at December 31, 2001. During 2002, we added trading securities to our portfolio. Our trading securities consist primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. Our remaining fixed maturities are classified as held-to-maturity and are reported at amortized cost. As of December 31, 2002, 87 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners' Securities Valuation Office, and had ratings of Class 1 or Class 2.

     The composition of our investment portfolio at December 31, 2002 is presented in the following table in accordance with accounting principles generally accepted in the United States:

----------------------------------------------------------------------------------------------------------------------
                                       Property & Casualty             Life Insurance
                                        Insurance Segment                 Segment                     Total
----------------------------------------------------------------------------------------------------------------------
                                                   Percent of                  Percent of                 Percent of
(Dollars in Thousands)                                  Total                       Total                      Total
----------------------------------------------------------------------------------------------------------------------
Fixed maturities/(1)/               $  416,551           79.3%     $1,172,406        98.0%    $ 1,588,957       92.2%
Equity securities                       95,485           18.2           4,009         0.3          99,494        5.8
Mortgage loans                               -              -          12,109         1.0          12,109        0.7
Policy loans                                 -              -           7,930         0.7           7,930        0.5
Other long-term investments             11,821            2.2               -           -          11,821        0.7
Short-term investments                   1,575            0.3             150           -           1,725        0.1
----------------------------------------------------------------------------------------------------------------------
Total                               $  525,432          100.0%     $1,196,604       100.0%    $ 1,722,036      100.0%
======================================================================================================================

 (1) Available-for-sale and trading fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

     Net investment income increased by $6,644,000, or 6.7 percent, to $105,553,000 between 2001 and 2002. More than 95 percent of our investment income originates from interest on fixed maturities. Our remaining investment income is derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 6.4 percent in 2002, compared to 6.7 percent in 2001. We attribute the decrease between years to the reinvestment of proceeds from maturing fixed maturities and the investment of new funds at lower investment yields during 2002 due to market conditions.

     We recorded net realized losses on securities of $13,801,000 in 2002, compared to net realized losses of $186,000 in 2001. The 2002 net loss included other-than-temporary asset impairments of $13,326,000 related to non-investment grade corporate bonds, which we recognized in 2002. See "Critical Accounting Policies" later in this discussion for a presentation of our impairment policy. We regularly review the other-than-temporarily impaired securities for appropriate valuation. Based on the existing status and condition of these securities, we do not currently anticipate additional losses, but continued credit deterioration of some securities is possible, which may result in further write-downs.

Federal income taxes

     Our effective federal income tax rate of 20.2 percent was less than the applicable federal tax rate of 35 percent due primarily to our portfolio of tax-exempt securities. In 2001, our effective rate was 15.8 percent. The change between years in effective rates was driven primarily by two factors: during 2002, we held a smaller portfolio of tax-exempt securities than in 2001 and in 2001, we eliminated a deferred tax liability of $1,143,000. We had established the deferred tax liability in connection with a Revenue Agent Review and other tax contingencies related to the 1999 purchase of American Indemnity Financial Corporation. The Revenue Agent Review has been settled, and we believe that the reserve for other tax contingencies was unnecessary at December 31, 2001. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in federal income tax expense of $1,143,000 in 2001.

     At December 31, 2002, we had $25,040,000 of net operating loss carryforwards acquired in the purchase of American Indemnity Financial Corporation in August 1999. The utilization of these net operating losses is limited by the Internal Revenue Code. The net operating losses began to expire prior to our purchase of American Indemnity Financial Corporation and will continue to expire in various future years through 2019. Our property and casualty insurance segment must generate sufficient taxable income to be able to use the deferred tax asset associated with the net operating loss carryforwards before their expiration.

     Due to uncertainty of the realizable value of the deferred tax asset, we recorded a valuation allowance of $8,386,000 at December 31, 2002. The valuation allowance recorded on our deferred tax asset decreased by $548,000 from 2001, due primarily to the utilization of net operating loss carryforwards. In the future, if we can use the net operating losses acquired in the purchase of American Indemnity Financial Corporation, the related reduction in the valuation allowance will be recorded as a reduction to our intangible asset recorded in conjunction with the purchase of American Indemnity Financial Corporation, until the intangible asset has been eliminated, at which time the reduction in the allowance will reduce federal income tax expense.

Minimum pension liability

     At December 31, 2002, we have a recorded minimum pension liability of $3,500,000 (before tax), which represents the amount that we recognized to cover a $4,248,000 deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit is first offset by any prepaid pension cost ($748,000) to arrive at the additional pretax minimum pension liability required to be recognized in our Consolidated Financial Statements.

     At December 31, 2001, we had a recorded minimum pension liability of $549,000 (before tax), which represents the amount that we must recognize to cover a $1,291,000 deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit is first offset by any prepaid pension cost ($742,000) to arrive at the additional minimum pension liability required to be recognized in our Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

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

     Net premiums earned increased by $38,654,000, or 12 percent, to $372,019,000, due primarily to premium rate increases in our property and casualty insurance segment. Net investment income increased by $12,042,000, or 14 percent, to $98,909,000, with more than $9,000,000 of the increase contributed by our life insurance segment. Annuity deposits increased our life insurance segment's investment portfolio, leading to higher investment earnings. During 2001, we experienced a decrease in estimated losses for property and casualty claims that occurred in prior years, as described in the "Property and Casualty Insurance Segment," on the following page.

     In 2001, losses and settlement expenses increased by $33,522,000, or 14 percent, to $270,329,000, due primarily to an increase in severity in our fire and allied lines and workers' compensation lines of business. This increased severity more than offset the decrease in prior year estimated property and casualty claim losses. The combination of amortization of deferred policy acquisition costs and other underwriting expenses reflected a moderate increase of $2,772,000, or 2 percent, which primarily resulted from the continued increase in business written across our various property and casualty lines of business, both on a new and renewal basis. Interest on policyholders' accounts increased by $5,803,000, or 14 percent, to $48,213,000, due primarily to interest credited on existing annuity account balances; we decreased interest-crediting rates for new annuity deposits received during 2001.

     On a consolidated basis, net income, which is net operating income plus after-tax net realized gains and losses on securities, was $24,093,000, or $2.40 per share in 2001, compared to $15,527,000, or $1.55 per share, in 2000. We recorded net realized after-tax losses of $121,000 in 2001 and $1,186,000 in 2000. In both years, other-than-temporary impairments on a small number of fixed maturities contributed to realized losses.

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

     Our property and casualty insurance segment incurred losses of $256,145,000 in 2001, compared to $226,168,000 in 2000. We experienced favorable development on prior years' estimated losses of $47,037,000 in 2001 and $36,931,000 in 2000. In 2001, this favorable development is attributable to savings from workers' compensation medical bill reviews of approximately $1,290,000; savings from the use of alternative dispute resolution of approximately $3,930,000; recoupment of salvage and subrogation of approximately $5,643,000; savings from adjustments related to our acquisition of American Indemnity Financial Corporation of approximately $3,900,000, which we discuss below; savings from the settlement of claims for less than the amounts reserved of approximately $30,259,000; and savings from reductions in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established or savings from changes in our estimation of the severity of claims of approximately $2,015,000. The additional favorable information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Additional information relating to severity also is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.

     In 2000, our favorable development of $36,931,000 was attributable to savings from workers' compensation medical bill reviews of approximately $856,000; savings from the use of alternative dispute resolution of approximately $3,543,000; recoupment of salvage and subrogation of approximately $6,163,000; savings from the settlement of claims for less than the amounts reserved of approximately $24,865,000; and savings from reductions in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established or savings from changes in our estimation of the severity of claims of approximately $1,504,000.

     In 2001, favorable development was concentrated in our commercial automobile liability and other liability lines of business. For both lines of business, favorable development was concentrated with respect to accidents occurring in years 1998 through 2000. Offsetting favorable development were incurred losses totaling $303,182,000 for accidents occurring in 2001. In 2000, favorable development was concentrated in our workers' compensation and personal automobile liability lines of business, primarily for accidents occurring in 1998 through 2000. Claims for accidents occurring in 2000 resulted in incurred losses of $263,099,000 in 2000.

     For both 2000 and 2001, the development of our loss reserves in many of the categories discussed above was affected by adjustments in reserves made with respect to the book of business acquired in our purchase of American Indemnity Financial Corporation in August 1999. Following this purchase, we began a review of many of the case reserves established for the American Indemnity book of business. This review was undertaken both as part of our assimilation of the case reserves into our own reserves and as a result of our belief upon completing an initial overview of reserves that many claims had insufficient reserves. To conduct the review, we assigned one of our most experienced reserves specialists. Our review was based on our specialist's years of experience in reserving for medical expenses, loss adjustment expenses, bodily injury claims and property damage and his knowledge about the current legal environment, trends in lawsuits and settlement practices. We also factored in our actual experience with the American Indemnity book of business as we began to incur settlement losses and receive claims for which reserves were inadequate. As a result of our review of these reserves, we increased reserves for this book of business by approximately $10,000,000 in the last quarter of 1999. Subsequently, we have experienced redundancies of approximately

$3,900,000 in this book of business. We believe this redundancy has occurred due almost entirely to the application of our rigorous claims handling and settlement procedures to this book of business.

     In 2001, our statutory combined ratio was 104.7 percent, which compared favorably with the industry statutory combined ratio of 116.0 percent, as reported by A.M. Best Company, a leading insurance industry rating agency and data provider. Our statutory combined ratio was 106.1 percent in 2000. Without the effect of catastrophes, our statutory combined ratio was 97.0 percent in 2001 and 98.2 percent in 2000.

     In 2001, our combined ratio, calculated on the basis of accounting principles generally accepted in the United States, was 104.6 percent, compared to 107.1 percent in 2000. Without the effect of catastrophes, our combined ratio calculated according to accounting principles generally accepted in the United States was 96.8 percent in 2001 and 99.2 percent in 2000.

     After-tax charges in 2001 for catastrophes, including the September 11 events, were $17,524,000, or $1.75 per share, compared to $15,778,000, or $1.57 per share, in 2000.

     In 2001, improvement in our commercial automobile business more than offset deterioration in our personal automobile business. In our commercial automobile business, we imposed stricter underwriting guidelines and aggressively pursued rate increases. We also continued to increase rates and tighten eligibilities for our personal automobile business.

     Our reinsurance line of business improved in 2001 with a loss ratio of
132.2 percent, compared to 165.7 percent in 2000. The impact from the September 11 events is included in the 2001 results. While reserves related to the September 11 events increased the loss ratio in this line of business, a decrease in assumed loss reserves partially offset these charges. We decreased assumed loss reserves due to our reduced number of contracts and exposure in assumed reinsurance business. We continue to have exposure, primarily catastrophe coverages, related to assumed reinsurance contracts written prior to 2001. We believe that as of December 31, 2001 our loss reserves established for the assumed reinsurance business were appropriate. We anticipate that we will decrease the assumed loss reserves each year as the non-renewed assumed reinsurance contracts are further into the run-off period.

     Other liability insurance covers businesses for liability for bodily injury and property damage arising from general business operations, accidents on their premises and products manufactured or sold. Our loss ratio in the other liability line of business was favorable when compared with our other lines of business. Our loss ratio was 55.6 percent in 2001 and 61.7 percent in 2000. Appropriate pricing, and restrictive underwriting guidelines contributed to the favorable results in the other liability line of business.

     The loss ratio for our workers' compensation line of business deteriorated to 86.1 percent in 2001, from 65.1 percent in 2000. Results in 2000 were unusually favorable because we settled many workers' compensation cases favorably, which led to lower payments than were reserved. In 2001, the frequency and severity of the claims reported to us increased, and many of our workers' compensation cases had not settled favorably. We carefully continued to underwrite this line of business and further tightened our eligibility guidelines.

     Our fidelity and surety bond business had some deterioration in 2001 when compared to 2000. The loss ratio was 17.3 percent in 2001 and 14.8 percent in 2000. This line continued to be our most profitable. However, for the past several years a soft surety insurance market and competitive pressures had contributed to depressed rates for this line of business. In 2001, we initiated rate increases and stricter underwriting guidelines to address the conditions in this line.

     The personal lines loss ratio deteriorated, or increased, to 92.4 percent in 2001 compared to 71.0 percent in 2000. In 2001, we experienced a greater number of fire losses than in 2000. In 2000, our homeowners' business was negatively affected by a hailstorm that swept through the New Orleans area in January 2000.

     In 2001, our expense ratio improved to 30.7 percent, compared to 33.5 percent in 2000. Through a consolidation of functions we were able to reduce underwriting expenses incurred relative to premiums written.

Life Insurance Segment

     In 2001, our life insurance segment recorded net income of $8,534,000, compared to net income of $5,717,000 in 2000. The results were driven in both years primarily by investment results. Net investment income earned in 2001 was $70,682,000, compared to $61,468,000 in 2000. Annuity deposits increased our life segment's investment portfolio, leading to higher investment earnings. In 2001 and 2000, a small number of fixed maturities held by the life segment were written down as a result of other-than-temporary declines in market value. These write-downs were the primary reason for net realized losses, after-tax, of $1,346,000 recorded in 2001 and $3,089,000 recorded in 2000.

     Net premiums earned by the life segment in 2001 totaled $25,437,000, compared to $26,094,000 in 2000. In 2001, annuity deposits were $163,115,000, compared to $165,181,000 in 2000.

     In 2001, we credited interest of $48,213,000 to annuity and universal life policyholder accounts, compared to $42,410,000 in 2000. We decreased interest-crediting rates during 2001 for new deposits. The increase in our expense for interest on policyholders' accounts for the year was primarily a result of the interest credited on existing account balances.

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

     In 2001 and 2000, we wrote down a small amount of holdings in our fixed income portfolio as a result of other-than-temporary declines in market value and recognized a net realized loss, before tax, of $3,841,000 in 2001 and $2,932,000 in 2000. We continued to review the other-than-temporarily impaired securities for appropriate valuation on an ongoing basis.

     The composition of our investment portfolio at December 31, 2001 is presented in the following table in accordance with accounting principles generally accepted in the United States:

------------------------------------------------------------------------------------------------------------------
                                       Property & Casualty          Life Insurance
                                        Insurance Segment               Segment                   Total
------------------------------------------------------------------------------------------------------------------
                                                 Percent of                  Percent of                Percent of
(Dollars in Thousands)                                Total                       Total                     Total
------------------------------------------------------------------------------------------------------------------
Fixed maturities/(1)/                $ 376,433         76.3%    $ 1,007,797        98.6%   $ 1,384,230       91.4%
Equity securities                      104,715         21.2           5,642         0.6        110,357        7.3
Policy loans                                 -            -           8,201         0.8          8,201        0.5
Other long-term investments             10,166          2.1             150           -         10,316        0.7
Short-term investments                   1,745          0.4               -           -          1,745        0.1
------------------------------------------------------------------------------------------------------------------
Total                                $ 493,059        100.0%    $ 1,021,790       100.0%   $ 1,514,849      100.0%
==================================================================================================================

 /(1)/ Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

Federal Income Taxes

     In 2001, our effective income tax rate of 16 percent was less than the applicable federal tax rate of 35 percent due primarily to our portfolio of tax-exempt securities and a reduction in deferred tax liabilities.

     In 2001, we eliminated a deferred tax liability of $1,143,000, which we had established in connection with a Revenue Agent Review and other tax contingencies related to the 1999 purchase of American Indemnity Financial Corporation. The Revenue Agent Review had been settled, and we believe that the reserve for other tax contingencies was unnecessary at December 31, 2001. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in federal income tax expense of $1,143,000.

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

     Due to uncertainty of the realizable value of the deferred tax asset, we recorded a valuation allowance of $8,934,000. The valuation allowance recorded on our deferred tax asset decreased $2,436,000 from 2000, due primarily to the utilization of net operating loss carryforwards. In the future, if we can use the net operating losses acquired in the purchase of American Indemnity Financial Corporation, the related reduction in the valuation allowance will be recorded as a reduction to our intangible asset until the intangible asset has been eliminated, at which point the reduction in the allowance will reduce federal income tax expense.

LIQUIDITY

     Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Our operating activities provided net cash of $58,670,000 in 2002, compared to $24,612,000 in 2001. The increase in cash provided by operating activities was primarily due to growth in premiums. We also have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $209,285,000 in 2002 and $209,254,000 in 2001 which were sufficient for our cash flow needs. If our operating and investment cash flows had not been sufficient to support our operations, we have short-term investments that we could utilize for this purpose. We may also borrow up to $20,000,000 on a bank line of credit. We did not utilize our line of credit during 2002 or 2001. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus one percent.

     We invest funds available for short-term cash needs, primarily in money market accounts, which are classified as cash equivalents. At December 31, 2002, our cash and cash equivalents included $28,837,000 related to these money market accounts, compared to $46,113,000 at December 31, 2001.

     Financing activities provided cash of $215,607,000 in 2002, compared to $115,907,000 in 2001. A majority of this increase resulted from net proceeds of $64,884,000 related to the issuance of 2,760,000 shares of convertible preferred stock on May 6, 2002. Of the net proceeds, $30,000,000 was invested in our life insurance subsidiary during 2002. Because of the current unsettled nature of the financial markets, most of the net proceeds are still being held in cash or short-term securities. Other cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $160,665,000 in 2002, compared to $123,132,000 in 2001.

REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock totaling $65,113,000 consists of 2,760,000 shares of 6.375 percent Convertible Preferred Stock, Series A, issued at $25 per share in May of 2002. Dividends paid and accrued on our preferred stock in 2002 totaled $2,871,000. Our preferred stock is discussed further in Note 11 of the Notes to Consolidated Financial Statements

STOCKHOLDERS' EQUITY

     Stockholders' equity increased from $278,988,000 at December 31, 2001 to $290,433,000 at December 31, 2002, an increase of 4 percent. Increases to stockholders' equity included net income of $20,786,000 and net unrealized investment appreciation of $2,752,000, after tax. We also issued 1,525 shares of common stock as the result of the exercise of stock options, which increased stockholders' equity by $36,000. Common and preferred stockholder dividends and preferred stock accretion of $10,403,000 decreased stockholders' equity, as did a change in the minimum pension liability, after-tax, of $1,726,000. The minimum pension liability resulted from a decrease in the discount rate and a less than expected return on pension assets. Book value per share at December 31, 2002 was $28.94, compared to $27.80 at December 31, 2001. As of December 31, 2002, we had authorization granted by the board of directors to repurchase 89,210 shares of our common stock. In 2002, we repurchased 468 shares of our common stock, all of which were distributed to employees as awards. We did not retire any shares of our common stock in 2002.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting policies are as follows.

Investments

     We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the investment. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date, and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

Deferred Policy Acquisition Costs - Property and Casualty Insurance Segment
     We defer and amortize policy acquisition costs, including commissions, premium taxes and other variable costs incurred in connection with writing our property and casualty lines of business, over the life of the policies written. We assess the recoverability of deferred policy acquisition costs on a quarterly basis. We do not consider anticipated investment income in determining the recoverability of these costs. The loss and loss adjustment expense ratio we use to estimate the recoverability of costs is based primarily on the assumption that the future loss and loss adjustment expense ratio will approximate that of the recent past. Such adjustments are recorded through operations in the period identified. Actual results could differ materially from such estimates, requiring adjustments to the recorded deferred policy acquisition cost asset.

Deferred Policy Acquisition Costs - Life Insurance Segment
     We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period of the related policies in relation to anticipated premium income on those policies.

     We use the retrospective deposit method to defer and amortize policy acquisition costs related to investment contracts and universal life contracts. Under the retrospective deposit method, we amortize acquisition costs in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition cost asset.

     When appropriate, we revise our assumptions on the estimated gross profits of these contracts, and we re-estimate and adjust cumulative amortization for our books of business by a cumulative charge or credit to income.

     A material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, would negatively affect our reported deferred policy acquisition cost asset, earnings and stockholders' equity.

Future Policy Benefits and Losses, Claims and Settlement Expenses- Property and Casualty Insurance Segment
     Our most significant estimates relate to our reserves for property and casualty losses and loss adjustment expenses. We establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred and for those claims that have been incurred but not reported to us. Our estimate of these reserves is subjective and complex and is based on our estimates about the future payout of claims, which are inherently uncertain. When we establish reserves, we do so based on our knowledge of the circumstances and claim facts. We continually review our reserves, and as experience develops and additional information becomes known, we adjust the reserves. Such adjustments are recorded through operations in the period identified. Because of the high degree of uncertainty involved in establishing reserves, revisions to recorded reserves could have a material impact on our results of operations in the period recognized.

Future Policy Benefits and Losses, Claims and Settlement Expenses- Life Insurance Segment
     The reserves reflected in our Consolidated Financial Statements are calculated in accordance with accounting principles generally accepted in the United States. We calculate our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments." Under Statement of Financial Accounting Standards No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Statutory reserves for the life insurance segment are based upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary's reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by independent consulting actuaries.

Deferred Income Taxes
     We are required to establish a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. We have recorded a valuation allowance of $8,386,000 for deferred tax assets relating to American Indemnity Financial Corporation net operating loss carryforwards, which can only be used to offset future taxable income of the property and casualty insurance segment.

Stock-Based Compensation
     We have elected to account for our stock options under Accounting Principles Board Opinion No. 25 in accounting for our stock option plan. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized for grants of options to employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in 2002 and 2001, no compensation expense has been recognized.

Pension Expense and Liabilities
     We use an outside actuarial service to provide a calculation to determine our pension liability, which we include in our Consolidated Balance Sheet in a liability line labeled "Accrued expenses and other liabilities". We provide assumptions to our actuaries for the expected long-term rate of return and the discount rate. The expected long term rate of return on pension plan assets considers expected capital market returns over a long term horizon, inflation rate assumptions and actual returns on plan assets. Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status. As a result, the expected return on plan assets was reduced to 8.0 percent (from 8.25 percent for 2002 expense recognition) and the discount rate was reduced to 6.75 percent (from 7.25 percent at the previous measurement date). Both the expected rate of return and the discount rate impact our current and future pension expense and pension liability. The decrease in the expected rate of return and the discount rate will increase pension expense in 2003. We do not know what the expected long-term rate of return will be in the future; it will depend upon market interest rates. If our current assumptions for the expected long term rate of return and the discount rate prove to be too high, our future expenses and liabilities related to our pension plan will increase.

Postretirement Benefit Expense and Liabilities
     The expense and liabilities related to postretirement benefits are calculated based upon a number of actuarial assumptions, the most significant of which are the discount rate and the expected long term health care trend rate. The discount rate we utilize for determining postretirement benefit expense and liability is the same as that used for our pension plan. When we estimate the expected long term health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure. For measurement purposes, a 12.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2003. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2010 and remain at that level thereafter. For dental claims, a 5.25 percent annual rate of increase was assumed for 2002, decreasing gradually to 4.75 percent for 2005 and thereafter. If either current assumptions for either the discount rate prove to be too high, and/or the expected long term health care trend rates prove to be too low, our future expenses and liabilities related to our postretirement benefit plan will increase.

REGULATION

     The insurance industry is governed by the individual state insurance departments. All of the insurance departments of the states in which we are domiciled have adopted the codification of insurance statutory accounting principles, effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. The effect on our statutory financial statements as of January 1, 2001 was an increase to statutory policyholders' surplus of $10,300,000. This change does not affect the financial statements in this report that are based on accounting principles generally accepted in the United States. Although, pursuant to codification rules, we may use permitted statutory practices with approval from the insurance departments in our states of domicile, we do not use any statutory permitted practices.

     The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. None of our insurance companies had four or more ratios outside of the "usual range" at December 31, 2002.

     To comply with solvency regulations of the individual state insurance departments, we are required to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2002, both our life insurance segment and our property and casualty insurance segment had capital well in excess of the required levels.

     We are not aware of any other current recommendations by the National Association of Insurance Commissioners or other regulatory authorities in the states in which we conduct business that, if or when implemented, would have a material effect on our liquidity, capital resources or operations.

RATING AGENCIES

     Our financial strength is regularly reviewed by independent rating agencies, who assign a rating based upon items such as results of operations, capital resources and minimum policyholders' surplus requirements.

     Our family of property and casualty insurers has received a group rating of "A" (Excellent) from A.M. Best Company. Within the group, all of our property and casualty insurers have an "A" (Excellent) rating, except two insurance subsidiaries that are in a run-off status, which are rated "B+" Our life insurance subsidiary has received an "A-" (Excellent) rating from A.M. Best

Company. According to A.M. Best Company, companies rated "A" and "A-" have, "an excellent ability to meet their ongoing obligations to policyholders." A.M. Best Company assigned a "bbb" rating to our convertible preferred stock issue.

     Standard & Poor's issued an "A" rating to United Fire & Casualty Company, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, and United Life Insurance Company. According to Standard & Poor's, an insurer rated "A" has "strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings." A Standard & Poor's Insurer Financial Strength Rating is Standard & Poor's current opinion of the creditworthiness of an insurer with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Standard & Poor's assigned a "BBB+" rating to our convertible preferred stock issue.

NEW ACCOUNTING STANDARDS

     See Note 1 of the Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements. We believe that the impact of adopting new accounting pronouncements will not materially affect our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our main objectives in managing our investment portfolio are to maximize after-tax investment income and total investment returns. We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by our management.

     Our investment portfolio is subject to market risk arising from potential changes in the value of the securities we hold in our portfolio. Market risk includes interest rate risk, liquidity risk, foreign exchange risk, credit risk and equity price risk. Our primary market risk is exposure to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.

     The active management of market risk is integral to our operations. Potential changes in the value of our investment portfolio due to the market risk factors noted above are analyzed within the overall context of asset and liability management. A technique we use in the management of our investment and reserve portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. A target duration is then established for our investment portfolio so that at any given time the estimated cash flowing into the investment portfolio will match the estimated cash flowing out of the reserve portfolio. Our chief investment officer then structures the investment portfolio to meet the target duration to achieve the required cash flow based on liquidity and market risk factors.

     Duration relates primarily to our life insurance segment because the long-term nature of the segment's reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2002, our life segment had $895,870,000 in deferred annuity liabilities that are specifically allocated to fixed maturities. We manage the life segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio given the various hypothetical interest rate changes utilized by the sensitivity analysis allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash inflows.

     Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed income investments held at December 31, 2002. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ in the simulation estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.35 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, this difference would be expected to narrow to
0.34 years. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

Table 1--Sensitivity Analysis--Interest Rate Risk

---------------------------------------------------------------------------------------------------------------------
                                            -200 Basis     -100 Basis                 +100 Basis      +200 Basis
(Dollars in Thousands)                        Points         Points        Base         Points          Points
---------------------------------------------------------------------------------------------------------------------
Asset
Estimated fair value of fixed maturities    $  1,931,873   $ 1,850,270  $ 1,778,787   $  1,700,530    $  1,624,492
=====================================================================================================================

     Table 2 details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

Table 2--Sensitivity Analysis--Equity Price Risk

--------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                 -10%       Base          +10%
--------------------------------------------------------------------------------------------------------------
Asset
Estimated fair value of equity securities                          $  89,545    $ 99,494      $ 109,443
==============================================================================================================

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

     Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options we have written to generate additional portfolio income. We do not utilize the options, or any other derivatives for hedging purposes. We minimize the market risk associated with our covered call options by writing covered call options on common stocks that are held in our investment portfolio and that are "out of the money," which means we write the options above the stock's market value at the time the option is written. If the market price of the underlying common stock were to decline, it would be unusual for the option to be exercised since the exercise price would be higher than the market price. At December 31, 2002, we had no open covered call options.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
December 31, 2002 and 2001

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        2002            2001
                                                                                                        ----            ----
                                                                                                       (Dollars in Thousands
                                                                                                     Except Per Share Data and
                                                                                                         Number of Shares)
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed Maturities
    Held-to-maturity, at amortized cost (market value $199,441 in 2002 and $252,481 in 2001)          $  186,204      $  241,616
    Available-for-sale, at market (amortized cost $1,352,285 in 2002 and $1,142,669 in 2001)           1,398,636       1,142,614
    Trading, at market (amortized cost $4,344 in 2002)                                                     4,117               -
Equity securities, at market (cost $35,229 in 2002 and $35,151 in 2001)                                   99,494         110,357
Mortgage loans                                                                                            12,109               -
Policy loans                                                                                               7,930           8,201
Other long-term investments                                                                               11,821          10,166
Short-term investments                                                                                     1,725           1,895
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $1,722,036      $1,514,849
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                                             $  136,892      $   46,263
Accrued Investment Income                                                                                 27,523          25,723
Premiums Receivable (net of allowance for doubtful accounts of $757 in 2002 and $615 in 2001)            108,372          88,380
Deferred Policy Acquisition Costs                                                                         90,391         102,703
Property and Equipment (primarily land and buildings, at cost, less accumulated
  depreciation of $32,379 in 2002 and $29,389 in 2001)                                                    15,922          15,233
Reinsurance Receivables                                                                                   40,667          45,656
Prepaid Reinsurance Premiums                                                                               6,514           4,050
Intangibles                                                                                                2,159           3,177
Income Taxes Receivable                                                                                    1,872             368
Other Assets                                                                                               7,127           5,437
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $2,159,475      $1,851,839
=================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
   Property and casualty insurance                                                                    $  392,649      $  366,519
   Life insurance                                                                                      1,128,749         956,797
Unearned premiums                                                                                        219,968         187,787
Accrued expenses and other liabilities                                                                    50,725          49,089
Deferred income taxes                                                                                     11,838          12,659
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                     $1,803,929      $1,572,851
---------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value                                $   65,113      $        -
STOCKHOLDERS' EQUITY
   Common stock, $3.33 1/3 par value; authorized 30,000,000 shares; 10,037,344 shares issued
   and outstanding in 2002 and 10,035,819 shares issued and outstanding in 2001                       $   33,458      $   33,453
   Additional paid-in capital                                                                              6,943           6,912
   Retained earnings                                                                                     199,597         189,214
   Accumulated other comprehensive income, net of tax                                                     50,435          49,409
---------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                            $  290,433      $  278,988
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $2,159,475      $1,851,839
=================================================================================================================================


The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
Years Ended December 31, 2002, 2001 and 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     2002              2001               2000
                                                                                     ----              ----               ----
                                                                                          (Dollars in Thousands Except Per
                                                                                          Share Data and Number of Shares)
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    Net premiums earned                                                            $   417,286       $   372,019        $   333,365
    Investment income, net                                                             105,553            98,909             86,867
    Realized investment losses, net                                                    (13,801)             (186)            (2,082)
    Commission and other income                                                          1,839             2,210              2,429
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $   510,877       $   472,952        $   420,579
------------------------------------------------------------------------------------------------------------------------------------
Benefits, Losses and Expenses
    Losses and settlement expenses                                                 $   295,980       $   270,329        $   236,807
    Increase in liability for future policy benefits                                     5,708             5,236              6,241
    Amortization of deferred policy acquisition costs                                   79,669            67,502             58,394
    Other underwriting expenses                                                         51,732            53,042             59,378
    Interest on policyholders' accounts                                                 51,735            48,213             42,410
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $   484,824       $   444,322        $   403,230
------------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                                     $    26,053       $    28,630        $    17,349
    Federal income taxes                                                                 5,267             4,537              1,822
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $    20,786       $    24,093        $    15,527
====================================================================================================================================
    Less preferred stock dividends and accretions                                        3,100                 -                  -
------------------------------------------------------------------------------------------------------------------------------------
    Earnings available to common shareholders                                      $    17,686       $    24,093        $    15,527
====================================================================================================================================
    Weighted average common shares outstanding                                      10,037,052        10,035,819         10,047,248
    Basic and diluted earnings per common share                                    $      1.76       $      2.40        $      1.55
====================================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                        Other
                                                                       Additional                   Comprehensive
                                                          Common        Paid-In       Retained          Income,
                                                          Stock         Capital       Earnings        Net of Tax         Total
---------------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands Except Per Share Data and Number of Shares)
Balances, January 1, 2000                                 $33,534        $7,252      $163,953            $33,054        $237,793
Net income                                                      -             -        15,527                  -          15,527
Change in net unrealized appreciation (1)                       -             -         -                 11,664          11,664
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                27,191
Dividends on common stock, $.71 per share                       -             -        (7,134)                 -          (7,134)
Purchase and retirement of 24,265 shares of common
  stock                                                       (81)         (340)            -                  -            (421)
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                               $33,453        $6,912      $172,346            $44,718        $257,429
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      -             -        24,093                  -          24,093
Change in net unrealized appreciation (1)                       -             -             -              5,048           5,048
Minimum pension liability adjustment (2)                                                                    (357)           (357)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                28,784
Dividends on common stock, $.72 per share                       -             -        (7,225)                 -          (7,225)
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001                               $33,453        $6,912      $189,214            $49,409        $278,988
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      -             -        20,786                  -          20,786
Change in net unrealized appreciation (1)                       -             -             -              2,752           2,752
Minimum pension liability adjustment (2)                                                                  (1,726)         (1,726)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                21,812
Dividends on common stock, $.73 per share                       -             -        (7,303)                 -          (7,303)
Dividends on preferred stock                                    -             -        (2,871)                 -          (2,871)
Accretion of preferred stock issuance costs                     -             -          (229)                 -            (229)
Issuance of 1,525 shares of common stock
 attributable to exercise of stock options                      5            31             -                  -              36
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002                               $33,458        $6,943      $199,597            $50,435        $290,433
==================================================================================================================================

__________
(1) The change in net unrealized appreciation is net of reclassification adjustments and income taxes (see Note 15).
(2) The adjustment of minimum pension liability is net of income taxes (see Note
    15).

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         2002            2001             2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Dollars in Thousands)
Cash Flows From Operating Activities
Net Income                                                                             $   20,786      $   24,093       $   15,527
Adjustments to reconcile net income to net cash provided by operating activities
   Net bond discount accretion                                                             (1,093)         (1,139)            (370)
   Depreciation and amortization                                                            3,751           4,053            4,452
   Realized investment losses, net                                                         13,801             186            2,082
   Net cashflows from trading investments                                                  (4,646)              -                -
   Changes in:
    Accrued investment income                                                              (1,800)         (3,145)          (2,721)
    Accounts receivable                                                                   (19,992)        (12,744)         (12,651)
    Deferred policy acquisition costs                                                     (18,755)        (14,555)          (8,665)
    Reinsurance receivables                                                                 4,989          (4,169)         (11,772)
    Prepaid reinsurance premiums                                                           (2,464)         (1,204)             173
    Income taxes receivable                                                                (1,504)            290              511
    Other assets                                                                           (1,690)            842              932
    Future policy benefits and losses, claims and settlement expenses                      37,417          19,994           25,969
    Unearned premiums                                                                      32,181          22,575           16,740
    Accrued expenses and other liabilities                                                 (1,512)        (10,493)          12,990
    Deferred income taxes                                                                    (530)             28             (820)
    Other, net                                                                               (269)              -              166
------------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                   $   37,884      $      519       $   27,016
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                           $   58,670      $   24,612       $   42,543
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Proceeds from sale of available-for-sale investments                                $    9,125      $   74,921       $   68,963
   Proceeds from call and maturity of held-to-maturity investments                         55,805          43,702           31,614
   Proceeds from call and maturity of available-for-sale investments                      143,706          87,116           68,038
   Proceeds from sale of short-term and other investments                                     649           3,515            7,188
   Purchase of held-to-maturity investments                                                     -          (1,397)          (3,482)
   Purchase of available-for-sale investments                                            (376,059)       (355,658)        (284,116)
   Purchase of short-term and other investments                                           (12,848)         (1,141)          (6,305)
   Proceeds from sale of property and equipment                                                 -               -              104
   Purchase of property and equipment                                                      (4,026)         (1,709)          (3,485)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                               $ (183,648)     $ (150,651)      $ (121,481)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Policyholders' account balances
    Deposits to investment and universal life contracts                                $  290,314      $  225,771       $  218,951
    Withdrawals from investment and universal life contracts                             (129,649)       (102,639)        (104,323)
   Net proceeds from the issuance of preferred stock                                       64,884               -                -
   Net proceeds from the issuance of common stock                                              36               -                -
   Purchase and retirement of common stock                                                      -               -             (421)
   Payment of cash dividends                                                               (9,978)         (7,225)          (7,134)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                           $  215,607      $  115,907       $  107,073
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   $   90,629      $  (10,132)      $   28,135
Cash and Cash Equivalents at Beginning of Year                                             46,263          56,395           28,260
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                               $  136,892      $   46,263       $   56,395
====================================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of operations, principles of consolidation and basis of reporting

    The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled ("statutory accounting practices"). Effective January 1, 2001, these states have adopted the National Association of Insurance Commissioners' codified statutory accounting practices. Refer to Note 8 for further discussion.

    We are engaged in the business of writing property and casualty insurance and life insurance.

    The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries: United Life Insurance Company, Lafayette Insurance Company, Insurance Brokers & Managers, Inc., Addison Insurance Company, American Indemnity Financial Corporation, American Indemnity Company, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyd's, an affiliate of United Fire, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.

     United Fire Lloyd's is organized as a Texas Lloyd's plan, which is an aggregation of underwriters who, under a common name, engage in the business of insurance through a corporate attorney-in-fact. United Fire Lloyd's is financially and operationally controlled by United Fire & Indemnity Company, its corporate attorney-in-fact, pursuant to three types of agreements: trust agreements between United Fire & Indemnity Company and certain individuals who agree to serve as trustees; articles of agreement among the trustees who agree to act as underwriters to establish how the Lloyd's plan will be operated; and powers of attorney from each of the underwriters appointing a corporate attorney-in-fact, who is authorized to operate the Lloyd's plan. Because United Fire & Indemnity Company can name the trustees, the Lloyd's plan is perpetual, subject only to United Fire & Indemnity Company's desire to terminate it.


    United Fire & Indemnity Company provides all of the statutory capital necessary for the formation of the Texas Lloyd's plan by contributing capital to each of the trustees. The trust agreements require the trustees to become underwriters of the Lloyd's plan, to contribute the capital to the Lloyd's plan, to sign the articles of agreement and to appoint the attorney-in-fact. The trust agreements also require the trustees to pay to United Fire & Indemnity Company all of the profits and benefits received by the trustees as underwriters of the Lloyd's plan, which means that United Fire & Indemnity Company has the right to receive 100 percent of the gains and profits from the Lloyd's plan. The trustees serve at the pleasure of United Fire & Indemnity Company, which may remove a trustee and replace that trustee at any time. Termination of a trustee must be accompanied by the resignation of the trustee as an underwriter, so that the trustee can obtain the capital contribution from the Lloyd's plan to reimburse United Fire & Indemnity Company. By retaining the ability to terminate trustees, United Fire & Indemnity Company possesses the ability to name and remove the underwriters.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement captions that are most dependent on management estimates and assumptions include investments, deferred policy acquisition costs and future policy benefits and losses, claims and settlement expenses.

    Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform to the 2002 financial statement presentation.

Property and casualty insurance segment

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

    To establish loss and loss adjustment expense reserves, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. The estimate of these reserves is subjective and complex and requires us to make estimates about the future payout of claims. Such estimates are inherently uncertain. When we establish and adjust reserves, we do so given our knowledge of the circumstances and claim facts. Historically, we have over-estimated our reserves for losses on an aggregate basis. We attribute this over-estimation to our diligent approach to reserving and our rigorous claims adjusting and settlement processes. To the extent that we have over- or under-estimated our loss and loss adjustment expense reserves, we adjust the reserves in the period the over- or under-estimate is determined.

Life insurance segment

    On whole life and term insurance (traditional business), premiums are reported as earned when due, and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (nontraditional business), income and expenses are reported as charged and credited to policyholder account balances through the use of the retrospective deposit method. This method results in the recognition of profits over the lives of the related contracts, which is accomplished by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs. We do not write variable annuities or variable insurance products.

    The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are being amortized to income over the premium paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross profit to the expected total gross profit. The expected premium revenue and gross profit are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For nontraditional policies, changes in the amount or timing of expected gross profit will result in adjustments to the cumulative amortization of these costs.

    The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the deferred policy acquisition costs that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2002, a pre-tax adjustment to decrease deferred policy acquisition costs by $31,067,000 was made with a corresponding decrease to unrealized investment appreciation (depreciation). In 2001, the adjustment was to decrease deferred policy acquisition costs by $10,253,000.

    Liabilities for future policy benefits for traditional products are computed by the net level premium method using interest assumptions ranging from 4.5 percent to 8.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using statutory mortality and interest rates, which produce results which are not materially different from accounting principles generally accepted in the United States. Deferred annuity reserves are carried at the account value.

Investments

     Investments in held-to-maturity fixed maturities are recorded at amortized cost; we have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading fixed maturities, equity securities and other long-term investments are recorded at fair value. Policy loans, mortgage loans and short-term investments are recorded at cost. Included in investments at December 31, 2002 and 2001, are securities on deposit with various regulatory authorities, as required by law, with carrying values of $1,181,902,000 and $1,042,341,000, respectively.

     Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation with respect to available-for-sale fixed maturities and equity securities are reported as direct increases or decreases in stockholders' equity, less applicable income taxes.

     Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the investment. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date, and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

     In 2002 and 2001, we wrote down certain holdings in our fixed income portfolio as a result of other-than-temporary declines in market value and recognized a net realized loss, before tax, of $13,326,000 in 2002 and $3,841,000 in 2001. We continue to review these investments, as well as all of our other investment holdings, for appropriate valuation on an ongoing basis.

Reinsurance

     Premiums earned and losses and settlement expenses incurred are reported net of reinsurance ceded and are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Cash and cash equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash, non-negotiable certificates of deposit with original maturities of three months or less and money market accounts. Negative cash balances are included in accrued expenses and other liabilities.

     Income taxes paid during 2002, 2001 and 2000 were $7,302,000, $4,280,000 and $2,088,000, respectively. In 2000, tax and interest payments received in connection with the settlement of a federal income tax Revenue Agent Review were $1,160,000 and $889,000, respectively. There were no significant payments of interest in 2002, 2001 or 2000, other than interest credited to policyholders' accounts.

Property, equipment and depreciation

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,281,000, $3,208,000, and $3,512,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

Amortization of intangibles

     Our intangibles are comprised entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. The carrying value of our intangibles is reviewed regularly for impairment in the recoverability of the underlying asset. Any impairment of agency relationships would be charged to operations in the period that the impairment was recognized. We did not take an impairment write-down of agency relationships or other intangibles in 2002, 2001 or 2000.

     Amortization expense totaled $470,000, $845,000, and $940,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We reduced agency relationships by $548,000 and $2,437,000 in 2002 and 2001, respectively, as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 9 for further discussion.

Income taxes

     We file a consolidated federal income tax return. Deferred tax assets and liabilities are determined at the end of each period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. Certain changes in deferred tax amounts effect stockholders' equity and do not impact income tax expense.

Contingent liabilities

     We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Stock-based compensation

     We have a stock-based compensation plan, which is described more fully in
Note 10. Pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," we elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options. Accounting Principles Board Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for our employee and director stock option awards. The amount of compensation cost that would have been recognized as of December 31, 2002, 2001and 2000 under Statement of Financial Accounting Standard No. 123 has been determined to have an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Accounting changes

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of Financial Accounting Standards Board Statement No. 133," which because of our early adoption of Statement of Financial Accounting Standard No. 133, was effective for all fiscal quarters beginning after June 15, 2000. This statement amends the accounting and reporting standards of Statement of Financial Accounting Standard No. 133 for certain derivative instruments and certain hedging activities. Because we have limited involvement with derivative financial instruments and do not engage in the derivative market for hedging purposes, the adoption of Statement of Financial Accounting Standard No. 138 did not have a material effect on our Consolidated Financial Statements.

     Effective January 1, 2000, we adopted Statement of Position 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The Statement of Position provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of our reinsurance agreements are risk-transferring arrangements, accounted for according to Statement of Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The adoption of Statement of Position 98-7 had no effect on our Consolidated Financial Statements.

     Effective July 1, 2000, we adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation (an Interpretation of Accounting Principles Board Opinion No. 25)." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 for only certain issues, such as: (a) the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Financial Accounting Standards Board Interpretation No. 44 did not have a material effect on our Consolidated Financial Statements.

     Effective December 31, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Staff Accounting Bulletin summarizes the SEC staff's views on applying accounting principles generally accepted in the United States to the recognition of revenue in financial statements. The adoption of Staff Accounting Bulletin No. 101 had no effect on our Consolidated Financial Statements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Additionally, Statement of Financial Accounting Standard No. 141 requires an acquired intangible asset, whenever acquired, to be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Recognized intangible assets (other than those with an indefinite life) must then be amortized over their estimated useful lives. We have evaluated the intangible asset of $7,847,000 established in the purchase of American Indemnity Financial Corporation in 1999 in accordance with Statement of Financial Accounting Standard No. 141, and determined that we are subject to the provision of Statement of Financial Accounting Standard No. 141 requiring an intangible asset arising out of contractual or other legal rights to be recognized separately from goodwill and amortized over its estimated useful life. Through December 31, 2001, the basis of this intangible asset had been reduced by $3,744,000 as a result of adjustments to the deferred tax valuation allowance established in the acquisition of American Indemnity Financial Corporation. Through December 31, 2002, we have further reduced this intangible asset by $548,000 due to additional adjustments to the deferred tax valuation allowance. Future adjustments to this deferred tax valuation allowance will reduce the intangible asset until the carrying value is zero. We are amortizing the remaining intangible asset to expense on a straight-line basis over a 10-year estimated useful life, which results in an annual amortization expense of $412,000, or $103,000 per quarter. Accumulated amortization totaled $2,307,000 and $1,896,000 for the periods ended December 31, 2002 and December 31, 2001, respectively.

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," which became effective for fiscal years beginning after June 15, 2002. Statement of Financial Accounting Standard No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. We have not yet determined the impact that the adoption of this statement will have on our Consolidated Financial Statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Statement of Financial Accounting Standard No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of Statement of Financial Accounting Standard No. 144 had no effect on our Consolidated Financial Statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections," which became effective for fiscal years beginning after May 15, 2002. The rescission of Statement of Financial Accounting Standard No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and Statement of Financial Accounting Standard No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which had amended Statement of Financial Accounting Standard No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement of Financial Accounting Standard No. 4 required material gains and losses from extinguishment of debt to be classified as extraordinary items. Under Statement of Financial Accounting Standard No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual-in-nature and infrequency-of-occurrence criteria in Accounting Principles Board Opinion No. 30. Upon adoption of Statement of Financial Accounting Standard No. 145, we will classify extinguishments of debt, if any, under the criteria in Accounting Principles Board Opinion No. 30. We have not yet determined the impact that our adoption of this statement will have on our Consolidated Financial Statements.

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

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions," which clarifies the accounting treatment for acquisitions of financial institutions. In addition, this Statement amends Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Statement of Financial Accounting Standard No. 147 is effective on October 1, 2002. Our adoption of Statement of Financial Accounting Standard No. 147 will have no effect on our Consolidated Financial Statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement of Financial Accounting Standard No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in the "Stock-Based Compensation" section of this note.

Note 2.  Summary of Investments

    A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturities and equity securities as of December 31, 2002 and 2001 is as follows.

--------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                                            (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Gross              Gross
                                                             Amortized          Unrealized         Unrealized               Fair
  Type of Investment                                              Cost        Appreciation       Depreciation              Value
--------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
 Fixed Maturities
  Bonds:
   United States Government:
      Collateralized Mortgage Obligations                   $   14,707          $    1,145          $       -         $   15,852
      Mortgaged Backed Securities                                3,737                 501                  -              4,238
      All Other Government                                       1,707                 338                  -              2,045
   States, Municipalities & Political Subdivisions             120,542               9,102                360            129,284
   All Foreign Bonds                                             2,005                 359                  -              2,364
   Public Utilities                                             10,093                  54                  -             10,147
   Corporate Bonds:
      Collateralized Mortgage Obligations                        1,901                  55                  -              1,956
      All Other Corporate Bonds                                 31,512               2,043                  -             33,555
--------------------------------------------------------------------------------------------------------------------------------
 Total Held-to-Maturity Fixed Maturities                    $  186,204          $   13,597          $     360         $  199,441
================================================================================================================================
AVAILABLE-FOR-SALE
 Fixed Maturities
  Bonds:
   United States Government:
      Collateralized Mortgage Obligations                   $   44,974          $    2,469          $       -         $   47,443
      Mortgaged Backed Securities                                    8                   1                  -                  9
      All Other Government                                      38,778               3,432                  -             42,210
   States, Municipalities & Political Subdivisions              78,919               5,089                  9             83,999
   All Foreign Bonds                                            39,553               2,093              1,112             40,534
   Public Utilities                                            322,705              17,957             15,042            325,620
   Corporate Bonds:
      Collateralized Mortgage Obligations                       25,704               1,142                 86             26,760
      All Other Corporate Bonds                                799,218              54,132             23,041            830,309
  Redeemable Preferred Stock                                     2,426                   -                674              1,752
--------------------------------------------------------------------------------------------------------------------------------
 Total Available-For-Sale Fixed Maturities                  $1,352,285          $   86,315          $  39,964         $1,398,636
--------------------------------------------------------------------------------------------------------------------------------
 Equities
  Common Stocks:
   Public Utilities                                         $    5,233          $    2,615          $   1,354         $    6,494
   Bank, Trust & Insurance Companies                            10,217              45,115                180             55,152
   All Other Common Stock                                       19,499              21,272              3,192             37,579
   Nonredeemable Preferred Stocks                                  280                   -                 11                269
--------------------------------------------------------------------------------------------------------------------------------
 Total Available-for-Sale Equity Securities                 $   35,229          $   69,002          $   4,737         $   99,494
--------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                         $1,387,514          $  155,317          $  44,701         $1,498,130
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                           (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Gross              Gross
                                                             Amortized          Unrealized         Unrealized               Fair
  Type of Investment                                              Cost        Appreciation       Depreciation              Value
--------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
 Fixed Maturities
  Bonds:
   United States Government:
      Collateralized Mortgage Obligations                   $   15,156          $      497          $       -         $   15,653
      Mortgaged Backed Securities                                5,663                 581                  -              6,244
      All Other Government                                       1,774                 305                  -              2,079
   States, Municipalities & Political Subdivisions             150,525               7,227                535            157,217
   All Foreign Bonds                                             3,011                 219                  -              3,230
   Public Utilities                                             15,950                 493                  -             16,443
   Corporate Bonds:
      Collateralized Mortgage Obligations                        6,074                 126                  -              6,200
      All Other Corporate Bonds                                 43,463               1,954                  2             45,415
--------------------------------------------------------------------------------------------------------------------------------
 Total Held-to-Maturity Fixed Maturities                    $  241,616          $   11,402          $     537         $  252,481
================================================================================================================================
AVAILABLE-FOR-SALE
 Fixed Maturities
  Bonds:
   United States Government:
      Collateralized Mortgage Obligations                   $   32,902          $    1,039          $      95         $   33,846
      Mortgaged Backed Securities                                   10                   1                  -                 11
      All Other Government                                      37,397               1,437                 35             38,799
   States, Municipalities & Political Subdivisions              82,275               1,695                434             83,536
   All Foreign Bonds                                            37,435               1,306              1,659             37,082
   Public Utilities                                            255,606               7,166              4,741            258,031
   Corporate Bonds:
      Collateralized Mortgage Obligations                       33,347                 880                439             33,788
      All Other Corporate Bonds                                663,697              16,481             22,657            657,521
--------------------------------------------------------------------------------------------------------------------------------
 Total Available-For-Sale Fixed Maturities                  $1,142,669          $   30,005          $  30,060         $1,142,614
--------------------------------------------------------------------------------------------------------------------------------
 Equities
  Common Stocks:
   Public Utilities                                         $    3,702          $    5,533          $      30         $    9,205
   Bank, Trust & Insurance Companies                            10,075              42,155                 68             52,162
   All Other Common Stock                                       19,165              29,281              1,745             46,701
   Nonredeemable Preferred Stocks                                2,209                 101                 21              2,289
--------------------------------------------------------------------------------------------------------------------------------
 Total Available-for-Sale Equity Securities                 $   35,151          $   77,070          $   1,864         $  110,357
--------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                         $1,177,820          $  107,075          $  31,924         $1,252,971
================================================================================================================================

    The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturities at December 31, 2002, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                            Held-to-maturity                Available-for-sale                    Trading
-----------------------------------------------------------------------------------------------------------------------------------
                                       Amortized Cost    Fair Value    Amortized Cost    Fair Value    Amortized Cost    Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Due in one year or less                      $ 13,911      $ 14,458        $   64,059    $   64,463         $   1,203     $   1,093
Due after one year through five years          39,018        41,076           467,592       481,684             2,283         2,173
Due after five years through ten years         47,236        51,503           598,687       627,315               336           325
Due after ten years                            65,694        70,359           151,261       150,962               522           526
Mortgage-backed securities                      3,737         4,238                 8             9                 -             -
Collateralized mortgage obligations            16,608        17,807            70,678        74,203                 -             -
-----------------------------------------------------------------------------------------------------------------------------------
                                             $186,204      $199,441        $1,352,285    $1,398,636         $   4,344     $   4,117
===================================================================================================================================

     Proceeds from sales of available-for-sale investments during 2002, 2001 and 2000 were $9,125,000, $74,921,000 and $68,963,000, respectively. Gross gains of
$1,682,000, $4,401,000 and $8,172,000 were realized on those sales in 2002, 2001 and 2000, respectively. Gross losses of $15,040,000, $4,948,000 and $10,987,000 were realized on those sales in 2002, 2001 and 2000, respectively.

     Proceeds from the sale of trading securities during 2002 were $2,604,000. Gross gains of $9,000 were realized on these sales. Gross losses of $306,000 were realized on these sales. An additional gross loss of $227,000 was realized on these investments attributable to the change in fair value during 2002.

     There were no sales of held-to-maturity securities during 2002, 2001 or 2000.

     A summary of realized investment gains (losses) resulting from sales, calls, maturities, and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       2002            2001           2000
--------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
   Fixed maturities                                                        $ (13,740)       $ (1,509)      $ (4,366)
   Equity securities                                                             (23)          1,229          1,847
   Other investments                                                             (38)             94            437
--------------------------------------------------------------------------------------------------------------------
                                                                           $ (13,801)       $   (186)      $ (2,082)
--------------------------------------------------------------------------------------------------------------------
Net changes in unrealized investment appreciation (depreciation)
   Available-for-sale fixed maturities and equity securities               $  35,301        $ 18,314       $ 18,281
   Deferred policy acquisition costs                                         (31,067)        (10,253)          (336)
   Income taxes                                                               (1,482)         (3,013)        (6,281)
--------------------------------------------------------------------------------------------------------------------
                                                                           $   2,752        $  5,048       $ 11,664
====================================================================================================================

Net investment income for the years ended December 31, 2002, 2001 and 2000 is composed of the following.

-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       2002            2001           2000
-------------------------------------------------------------------------------------------------------------------
Investment income
    Interest on fixed maturities                                           $ 103,208        $ 92,596        $82,493
    Dividends on equity securities                                             3,014           3,055          3,305
    Interest on other long-term investments                                    1,394           4,211          2,318
    Interest on mortgage loans                                                    45               -              -
    Interest on policy loans                                                     632             643            654
    Other                                                                      2,175           2,537          2,102
-------------------------------------------------------------------------------------------------------------------
Total investment income                                                    $ 110,468        $103,042        $90,872
Less investment expenses                                                       4,915           4,133          4,005
-------------------------------------------------------------------------------------------------------------------
Investment income, net                                                     $ 105,553        $ 98,909        $86,867
===================================================================================================================

Note 3. Derivative Instruments

     We write covered call options on our equity security portfolio to generate additional portfolio income. We do not use these or any other instruments for hedging purposes. Covered call options are recorded at fair value and are included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment losses. At December 31, 2002 and 2001 there were no open covered call options.

     Our investment portfolio includes trading securities with embedded derivatives, primarily convertible debt and equity instruments. These securities are recorded at fair value. Any income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment losses. At December 31, 2002 our trading security portfolio had a market value of $4,117,000.

Note 4. Fair Value of Financial Instruments

     We estimated the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

     In most cases, quoted market prices were used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate was based on recent trading. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management's opinion, these values reflect fair value at December 31, 2002 and 2001.

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

     The estimated fair value of mortgage loans is based upon discounted cash flows at the market rate of interest for similar loans as of December 31, 2002.

     For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

     The fair value of the liabilities for annuity products that are in a benefit payment phase, guaranteed investment contracts and structured settlements is based on a discount rate of 6.25 percent at December 31, 2002 and 2001. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

     A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 2002 and 2001 is as follows.

--------------------------------------------------------------------------------------------------------------------------------
At December 31                                                              2002                              2001
--------------                                                              ----                              ----
                                                                  Fair Value    Carrying Value      Fair Value    Carrying Value
--------------------------------------------------------------------------------------------------------------------------------
Assets                                                                               (Dollars in Thousands)
Investments
    Held-to-maturity fixed maturities                             $  199,441      $  186,204        $  252,481      $  241,616
    Trading fixed maturities                                           4,117           4,117                 -               -
    Available-for-sale fixed maturities                            1,398,636       1,398,636         1,142,614       1,142,614
    Equity securities                                                 99,494          99,494           110,357         110,357
    Mortgage loans                                                    12,931          12,109                 -               -
    Policy loans                                                       7,930           7,930             8,201           8,201
    Other long-term investments                                       11,821          11,821            10,166          10,166
    Short-term investments                                             1,725           1,725             1,895           1,895
Other Assets
    Accrued investment income                                         27,523          27,523            25,723          25,723
Liabilities
Policy Reserves
    Annuity (Accumulations)                                       $  862,340      $  895,870        $  713,276      $  749,899
    Annuity (On-Benefits)                                              3,475           3,504             2,917           3,212
    Structured settlements                                               762             895               786             768
    Guaranteed investment contracts                                    3,616           3,667             3,437           3,449
================================================================================================================================

Note 5. Short-Term Borrowings

     We maintain a $20,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender's prevailing prime rate minus 1.0 percent. For the years ended December 31, 2002 and 2001, we did not borrow against this available line of credit. There were no loan balances outstanding as of December 31, 2002 and 2001.

Note 6. Reinsurance

Property and casualty insurance segment

     Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurers. As of December 31, 2002, we have several programs that provide reinsurance coverage. Our property program is reinsured on a per risk basis and covers property losses in excess of $1,250,000 up to $10,000,000. Our casualty program is reinsured on a per occurrence basis and covers casualty losses in excess of $1,250,000 up to $12,000,000. In addition, we have a program that reinsures personal and commercial umbrella policy losses in excess of $1,000,000 up to $5,000,000 and surety policy losses in excess of $1,250,000 up to $5,000,000, 90 percent of losses from $5,000,000 up to $12,000,000 and 80 percent of losses from $12,000,000 up to $18,000,000. Our property catastrophe program reinsures us against an accumulation of losses arising from a single defined catastrophic occurrence or series of catastrophic events. The catastrophic program provides coverage of 95 percent of $70,000,000 for losses in excess of our retention of $7,500,000 for a catastrophic event. We have additional coverage for 95 percent of $30,000,000 for catastrophic events occurring in the states of Arkansas, Florida, Louisiana, Mississippi and Texas.

     Written premiums ceded were $35,251,000, $25,167,000 and $22,748,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Earned premiums ceded were $32,787,000, $23,963,000 and $27,765,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Ceded loss and loss adjustment expenses incurred were $4,812,000, $11,324,000 and 9,988,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligations. We believe all reinsurance receivables and prepaid reinsurance premiums due from reinsurers are collectable and realizable. There are no concentrations of credit risk associated with our reinsurance.

     Our property and casualty companies also assume portions of their insurance business from other insurance companies. Written premiums assumed for the years ended December 31, 2002, 2001 and 2000 were $10,766,000, $15,708,000 and
$25,522,000, respectively. Assumed premiums earned for the years ended December 31, 2002, 2001 and 2000 were $11,024,000, $19,171,000 and $31,658,000, respectively.

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

     We did not have direct exposure related to the September 11 national events. However, the 2001 results include claims of $6,892,000 (before tax) related to the terrorist attacks from assumed property reinsurance. During 2002, we incurred an additional $399,000 for this loss. We have no reserves outstanding as of December 31, 2002 for the September 11 events.

Life insurance segment

     As of December 31, 2002, our life insurance segment has purchased reinsurance to limit the dollar amount of any one risk. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess coverage applies when three or more insureds die in a "catastrophic accident." For catastrophe excess claims, we retain the first $300,000 of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $10,000,000.

     Life reserves are stated gross of reinsurance ceded to other companies. United Life Insurance Company is contingently liable for these amounts if such companies are unable to pay their portion of the claims. United Life Insurance Company is contingently liable for ceded insurance in force of $430,682,000 and $414,496,000 at December 31, 2002 and 2001, respectively. Approximately 64 percent of ceded life insurance in force as of December 31, 2002, has been ceded to two reinsurers. We believe all reinsurance receivables are collectable.

     Premiums ceded were $1,515,000, $1,280,000 and $1,215,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Beginning in 2002, our life segment is also assuming portions of their insurance business from other insurance companies. Assumed premiums for the year ended December 31, 2002 totaled $87,000.

Note 7. Reserves for Losses, Loss Adjustment Expenses and Life Policy Claim Liabilities

Property and casualty insurance segment

     The table below provides an analysis of changes in our property and casualty loss and loss adjustment expense reserves for 2002, 2001 and 2000 (net of reinsurance amounts). Changes in reserves are reflected in the statement of income for the year when the changes are made. The favorable development resulted from a re-estimation of loss reserves established at December 31st of the prior year.

     Conditions and trends that have affected the reserve development reflected in the table may change. Such development can not be used to extrapolate future reserve redundancies or deficiencies.

     We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, there exists the potential for exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use limited riders or endorsements to limit exposure.

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                                     2002            2001          2000
----------------------------------------------------------------------------------------------------------------------------------
Gross liability for losses and loss adjustment expenses at beginning of year             $ 366,519       $ 358,032      $ 338,243
   Less reinsurance receivables                                                             39,609          37,526         27,606
----------------------------------------------------------------------------------------------------------------------------------
Net liability for losses and loss adjustment expenses at beginning of year               $ 326,910       $ 320,506      $ 310,637
----------------------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses incurred for claims occurring during
   Current year                                                                            293,615         303,182        263,099
   Prior years                                                                             (11,056)        (47,037)       (36,931)
----------------------------------------------------------------------------------------------------------------------------------
Total incurred                                                                           $ 282,559       $ 256,145      $ 226,168
----------------------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expense payments for claims occurring during
   Current year                                                                          $ 140,034       $ 139,225      $ 119,278
   Prior years                                                                             112,546         110,516         97,021
----------------------------------------------------------------------------------------------------------------------------------
Total paid                                                                               $ 252,580       $ 249,741      $ 216,299
----------------------------------------------------------------------------------------------------------------------------------
Net liability for losses and loss adjustment expenses at end of year                     $ 356,889       $ 326,910      $ 320,506
  Plus reinsurance receivables                                                              35,760          39,609         37,526
----------------------------------------------------------------------------------------------------------------------------------
Gross liability for losses and loss adjustment expenses at end of year                   $ 392,649       $ 366,519      $ 358,032
==================================================================================================================================

Life insurance segment

     The table on the following page provides an analysis of changes in our life and accident and health policy claim liabilities for 2002, 2001 and 2000 (net of reinsurance amounts). United Life Insurance Company's reserve for life claims is based on the contractual terms of the policy. The reserve for accident and health claims is determined actuarially using morbidity assumptions relative to each claim. Changes in assumptions for such things as environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                                2002            2001          2000
--------------------------------------------------------------------------------------------------------------------------------
Gross liability for unpaid claims beginning of year                                 $  2,694         $  1,769          $  1,819
   Less reinsurance receivables                                                          385               41               116
--------------------------------------------------------------------------------------------------------------------------------
Net liability for unpaid claims at beginning of year                                $  2,309         $  1,728          $  1,703
--------------------------------------------------------------------------------------------------------------------------------
Incurred claims related to
   Current year                                                                     $ 12,192         $ 10,955          $ 10,337
   Prior year                                                                          3,736            2,937             2,621
--------------------------------------------------------------------------------------------------------------------------------
     Total incurred                                                                 $ 15,928         $ 13,892          $ 12,958
--------------------------------------------------------------------------------------------------------------------------------
Paid claims related to
   Current year                                                                     $ 12,473         $ 10,367          $ 10,059
   Prior years                                                                         3,672            2,944             2,874
--------------------------------------------------------------------------------------------------------------------------------
     Total paid                                                                     $ 16,145         $ 13,311          $ 12,933
--------------------------------------------------------------------------------------------------------------------------------
Net liability for unpaid claims at end of year                                      $  2,092         $  2,309          $  1,728
   Plus reinsurance receivables                                                           26              385                41
--------------------------------------------------------------------------------------------------------------------------------
Gross liability for unpaid claims at end of year                                    $  2,118         $  2,694          $  1,769
================================================================================================================================

Note 8. Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions

     Statutory policyholders' surplus at December 31, 2002, 2001 and 2000 and net income for the years then ended are as follows.

--------------------------------------------------------------------------------------------------------
                                                                         Statutory            Statutory
(Dollars in Thousands)                                      Policyholders' Surplus    Net Income (Loss)
--------------------------------------------------------------------------------------------------------
2002
   Property and casualty(1)                                               $249,375             $ 13,307
   Life, accident and health                                                97,644               (1,307)
--------------------------------------------------------------------------------------------------------
2001
   Property and casualty(1)                                               $194,988             $  9,682
   Life, accident and health                                                68,877                2,361
--------------------------------------------------------------------------------------------------------
2000
   Property and casualty(1)                                               $183,604             $  7,829
   Life, accident and health                                                66,217                 (819)
========================================================================================================

(1) Because of United Fire & Casualty Company's ownership of United Life Insurance Company, the property and casualty surplus includes life, accident and health surplus, and therefore represents our total consolidated statutory policyholders' surplus.

     The insurance industry is governed by the National Association of Insurance Commissioners and individual state insurance departments. All of the insurance departments of the states in which we are domiciled have adopted codification of insurance statutory accounting practices effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. Due to the adoption of codification, the effect on the statutory financial statements as of January 1, 2001 was an increase to statutory policyholders' surplus of approximately $10,300,000. This change does not affect the accompanying financial statements, which are based on accounting principles generally accepted in the United States. Pursuant to codification rules, permitted statutory accounting practices may be utilized with approval from an insurer's state of domicile insurance department; however, we do not use any statutory permitted practices.

     We are required by the National Association of Insurance Commissioners and state insurance departments' solvency regulations to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used by the National Association of Insurance Commissioners and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2002, both the life segment and the property and casualty companies had capital well in excess of their required levels.

     The State of Iowa Insurance Department governs the amount of dividends we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $24,938,000 in dividend distributions to stockholders in 2003 without prior approval. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. We received no dividends from our subsidiaries in 2002, compared to $275,000 in 2001.

     During 2002, we contributed $30,000,000 in cash to United Life Insurance Company to improve its capital adequacy as evaluated by rating agencies. During 2000, we contributed $15,000,000 in cash to United Life Insurance Company to support the growth of life insurance premiums and annuity deposits.

Note 9. Federal Income Tax

     Federal income tax expense is composed of the following.

-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2002          2001        2000
-----------------------------------------------------------------------------------------------------------------------
Current                                                                        $   5,798     $   2,129     $   357
Deferred                                                                            (531)        2,408       1,465
-----------------------------------------------------------------------------------------------------------------------
Total                                                                          $   5,267     $   4,537     $ 1,822
=======================================================================================================================

     A reconciliation of income tax expense (computed at the applicable federal tax rate of 35 percent in 2002, 2001 and 2000, respectively) to the amount recorded in the Consolidated Financial Statements is as follows.

-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2002          2001         2000
-----------------------------------------------------------------------------------------------------------------------
Computed expected rate                                                         $   9,119     $  10,021     $  6,072
Reduction for tax-exempt municipal bond interest income                           (3,091)       (3,542)      (4,572)
Reduction of nontaxable dividend income                                             (655)         (585)        (724)
Reduction in contingent tax liability                                                  -        (1,143)           -
Other, net                                                                          (106)         (214)       1,046
-----------------------------------------------------------------------------------------------------------------------
Federal income taxes, as provided                                              $   5,267     $   4,537     $  1,822
=======================================================================================================================

     Our effective income tax rates were 20 percent, 16 percent and 11 percent in 2002, 2001 and 2000, respectively. These rates were lower than the applicable federal tax rates of 35 percent, due primarily to our portfolio of tax-exempt securities and a reduction in the contingent tax liability in 2001.

     The significant components of the net deferred tax liability at December 31, 2002 and 2001, are as follows.

-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------
Years Ended December 31                                                             2002          2001
-----------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Deferred acquisition costs                                                   $    27,432    $   31,639
   Net unrealized appreciation on investment securities                              38,680        26,845
   Depreciation on assets                                                               965         1,102
   Net bond discount accretion and premium amortization                               2,415         2,072
   Miscellaneous                                                                      1,170         1,037
-----------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                    $    70,662    $   62,695
-----------------------------------------------------------------------------------------------------------
Deferred tax assets
   Financial statement reserves in excess of income tax reserves                $    27,315    $   23,807
   Unearned premium adjustment                                                       13,670        11,644
   Postretirement benefits other than pensions                                        3,691         3,398
   Salvage and subrogation                                                            1,175         1,170
   Fixed maturity write-downs                                                         7,444         2,891
   Pension                                                                            1,191         1,735
   Alternative minimum tax credit carryforwards                                       1,628         2,701
   Net operating loss carryforwards                                                   8,386         8,934
   Miscellaneous                                                                      2,710         2,690
-----------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                       $    67,210    $   58,970
Valuation allowance                                                                  (8,386)       (8,934)
-----------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                      $    11,838    $   12,659
===========================================================================================================

     As of December 31, 2002, we have tax net operating loss carryforwards totaling $25,040,000, all of which were acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire as follows: 2003, $1,565,000; 2004, $1,247,000; 2005, $118,000; 2006,
$43,000; 2007, $14,000; 2008, $14,000; 2009, $4,604,000; 2010, $989,000; 2011,
$5,491,000; 2017, $6,819,000; and 2018, $4,136,000. We are required to establish a valuation allowance for any portion of the deferred tax asset that we believe may not be realized. At December 31, 2002, we have a valuation allowance of $8,386,000 for deferred tax assets relating to American Indemnity Financial Corporation's net operating losses, which can only be used to offset future income of the property and casualty insurance segment. If we determine that the benefit of the American Indemnity Financial Corporation net operating losses can be realized in the future, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to agency relationships, until agency relationships has been eliminated. The remainder will then be recognized through the income statement. We also have alternative minimum tax credit carryforwards of $1,628,000, which do not expire.

     In 2001, we eliminated a deferred tax liability of $1,143,000, which we had established in connection with a Revenue Agent Review and other tax contingencies related to our 1999 purchase of American Indemnity Financial Corporation. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in current federal income tax expense of $1,143,000.

     Under prior federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus." At December 31, 2002, we had approximately $2,121,000 of untaxed "Policyholders' Surplus" on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the enactment of new tax legislation, we do not believe that any significant portion of the account will be taxed in the near future; therefore, no deferred tax liability has been recognized relating to the Policyholders' Surplus balance. If the entire Policyholders' Surplus balance became taxable at the current federal rate, the tax would be approximately $742,000.

Note 10. Employee Benefit Obligations

     The defined benefit pension plan covers substantially all employees. Under this plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. It is our policy to fund this plan on a current basis to the extent deductible under existing tax regulations. We use December 31 as the date for measuring plan assets and liabilities.

     Effective January 1, 2000, the postretirement health care plans of United Fire and American Indemnity Financial Corporation were merged. This merger brought all non-retired American Indemnity Financial Corporation employees into our plan; retired American Indemnity Financial Corporation employees were not affected by this merger and retain their full benefits accrued under the American Indemnity Financial Corporation plan. The merged defined benefit postretirement health care plan covers substantially all benefit-eligible employees. The plan pays stated percentages of most necessary medical and dental expenses incurred by retirees, after subtracting payments by Medicare or other providers and after the stated deductible has been met. Participants become eligible for the benefits if they retire from United Fire after reaching age 55 with 10 or more years of participation in the plan and 10 or more years of employment with the plan sponsor. The plan is contributory, with retiree contributions generally adjusted annually.

     Under the merged plan, the employment date of the non-retired American Indemnity Financial Corporation employees is considered to be January 1, 2000, for purposes of determining eligibility for plan benefits. The effect of the merger was the termination of the future accrual of medical and dental benefits and the forfeiture of such benefits previously accrued for these employees under the American Indemnity Financial Corporation postretirement health care plan. The change and elimination of medical and dental benefits resulted in a negative plan amendment of $253,000, which is considered negative prior service cost that will be amortized over a period of 11 years as a reduction to the net periodic postretirement benefit cost recognized in earnings. In addition, these employees will not be eligible for postretirement life insurance as previously accrued under the American Indemnity Financial Corporation postretirement health care plan. The elimination of the accrued life insurance benefit resulted in a curtailment gain of $103,000, which is reflected as a current gain in 2000 earnings, and a negative plan amendment of $391,000, which is considered negative prior service cost that will be amortized to earnings over a period of 12 years. The retirees of American Indemnity Financial Corporation retained their health care and life insurance benefits provided under the American Indemnity Financial Corporation postretirement health care plan, having reached age 55 with 25 years of service, or age 60 with 20 years of service, or age 65 with 15 years of service as of December 31, 1999.

     The following table provides a reconciliation of the changes in both plans' benefit obligations and fair value of plan assets and a statement of the funded status for 2002 and 2001.

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                             Pension benefits                        Other benefits
---------------------------------------------------------------------------------------------------------------------------------
At December 31                                            2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation
Obligation at beginning of year                        $  31,066          $  26,426           $   9,748           $  8,332
Service cost                                               1,429              1,370                 496                410
Interest cost                                              2,117              2,037                 723                633
Plan amendments                                              114                  -                   -                  -
Actuarial (gain) loss                                      1,003              2,256               2,678               (143)
Benefit payments and adjustments                          (1,009)            (1,023)               (783)               516
---------------------------------------------------------------------------------------------------------------------------------
Obligation at December 31                              $  34,720          $  31,066           $  12,862           $  9,748
---------------------------------------------------------------------------------------------------------------------------------
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year         $  21,155          $  19,098           $       -           $      -
Actual return on plan assets                                (975)               792                   -                  -
Employer contributions                                     3,498              2,288                 783               (516)
Benefits payments and adjustments                         (1,009)            (1,023)               (783)               516
---------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31               $  22,669          $  21,155           $       -           $      -
---------------------------------------------------------------------------------------------------------------------------------
Funded status
Funded status at December 31                           $ (12,051)         $  (9,911)          $ (12,862)          $ (9,748)
Unrecognized prior service cost                              748                742                 (71)                15
Unrecognized (gain) loss                                   9,400              5,758               2,423               (257)
Minimum pension liability adjustment                      (3,500)              (549)                  -                  -
---------------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                   $  (5,403)         $  (3,960)          $ (10,510)          $ (9,990)
=================================================================================================================================

     The following table provides the components of net periodic benefit cost for the plans for 2002, 2001 and 2000.

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                         Pension benefits                           Other benefits
---------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                          2002          2001          2000          2002          2001          2000
---------------------------------------------------------------------------------------------------------------------------------
Plan costs
Service cost                                   $  1,429      $  1,370      $  1,127      $   496       $   410        $  384
Interest cost                                     2,117         2,037         1,837          723           633           596
Expected return on plan assets                   (1,787)       (1,629)          590            -             -             -
Amortization of prior service cost                  108            97            97           87            87            87
Amortization of net (gain) loss                     122           127        (2,246)          (3)          (42)          (39)
Effect of curtailment                                 -             -             -            -             -          (103)
---------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  1,989      $  2,002      $  1,405      $ 1,303       $ 1,088        $  925
=================================================================================================================================

     The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of eight years. This period represents the average remaining employee service period until the date of full eligibility.

     The assumptions used in the measurement of our benefit obligations are shown in the following table.

-------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of                    Pension benefits                    Other benefits
December 31                                        2002              2001             2002              2001
-------------------------------------------------------------------------------------------------------------
Discount rate                                     6.75%             7.25%            6.75%             7.25%
Expected return on plan assets                    8.25%             8.25%              N/A               N/A
Rate of compensation increase                     4.00%             4.00%              N/A               N/A
-------------------------------------------------------------------------------------------------------------

     At December 31, 2002, we have a recorded minimum pension liability of $3,500,000 (before tax), which represents the amount that we recognized to cover a $4,248,000 deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit is first offset by any prepaid pension cost ($748,000) to arrive at the additional pretax minimum pension liability required to be recognized in our Consolidated Financial Statements.

     At December 31, 2001, we had a recorded minimum pension liability of $549,000 (before tax), which represents the amount that we must recognize to cover a $1,291,000 deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit is first offset by any prepaid pension cost ($742,000) to arrive at the additional minimum pension liability required to be recognized in our Consolidated Financial Statements.

     For measurement purposes, a 12.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2003. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2010 and remain at that level thereafter. For dental claims, a 5.25 percent annual rate of increase was assumed for 2003, decreasing gradually to 4.75 percent for 2005 and thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------
                                                                                 1% Increase       1% Decrease
---------------------------------------------------------------------------------------------------------------
Effect of total of service and interest cost components of
  net periodic postretirement health care benefit cost                                $  225          $  (179)
Effect on the health care component of the accumulated
  postretirement benefit obligation                                                    2,047           (1,650)
---------------------------------------------------------------------------------------------------------------

     The annual per capita contributions for the benefits provided to retired American Indemnity Financial Corporation employees are capped. As a result, increases in the assumed health care cost trend rate will have no significant effect on the accumulated postretirement benefit obligation or on the net periodic postretirement benefit cost as of December 31, 2002.

     The pension plan owned 101,029 shares of United Fire common stock, with a market value of $3,379,000, as of December 31, 2002. Dividends on these shares totaled $74,000 during 2002. The plan has also made deposits with United Life Insurance Company totaling $9,684,000, to be used by the plan to purchase retirement annuities from that company. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

     We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2002, 2001 and 2000, was $1,320,000, $1,728,000 and
$793,000, respectively.

    We also have an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining age 21. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the Trustee uses to acquire shares of United Fire stock to allocate to participants' accounts. As of December 31, 2002, 2001 and 2000, the Employee Stock Ownership Plan owned 126,216, 127,190 and 127,386 shares of United Fire stock, respectively. Shares owned by the Employee Stock Ownership Plan are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $90,000, $60,000 and $50,000 in 2002, 2001 and 2000 respectively.

     We have a nonqualified employee stock option plan that authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies, including any director. These options are granted to buy shares of United Fire's stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

     The following table sets forth the activity of our stock option plan for the years ended December 31, 2002, 2001, and 2000.

---------------------------------------------------------------------------------------------------------------------------------
                                                     2002                           2001                           2000
---------------------------------------------------------------------------------------------------------------------------------
                                          Shares of        Weighted       Shares of      Weighted        Shares of      Weighted
                                             Common        -Average          Common      -Average           Common      -Average
                                              Stock           Price           Stock         Price            Stock         Price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             31,271         $ 23.13          16,771       $ 22.35            6,021       $ 26.38
Granted                                      30,750           32.96          14,500         24.04           10,750         20.09
Exercised                                    (1,525)          23.62               -             -                -             -
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year (1)               60,496         $ 28.11          31,271       $ 23.13           16,771       $ 22.35
---------------------------------------------------------------------------------------------------------------------------------

Options exercisable at year-end               9,288         $ 23.19           4,558       $ 23.41            1,204       $ 26.38

Weighted-average grant-date fair value of
options granted during the year                             $ 12.80                       $  7.94                        $  9.03
=================================================================================================================================

(1)  There were no options forfeited or expired during 2002, 2001, and 2000.

     The weighted-average grant date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

-------------------------------------------------------------------------------
                                        2002           2001          2000
-------------------------------------------------------------------------------
Risk-free interest rate                 4.36%          5.10%         6.50%
Expected option life (in years)         7.00          10.00         10.00
Expected dividends                    $ 0.72         $ 0.72        $ 0.68
Expected volatility                    40.15%         41.00%        49.00%
===============================================================================

     The following table summarizes information regarding the stock options outstanding at December 31, 2002.

-------------------------------------------------------------------------------------------------------------------------------
                                               Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------------------------------------------------------------
                        Number                   Weighted-Average                Weighted           Number            Weighted
          Range of   Outstanding                        Remaining                -Average      Exercisable            -Average
   Exercise Prices   at 12/31/02          Contractual Life (Yrs.)          Exercise Price      at 12/31/02      Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
       $ 18  -  24        19,750                             7.70                 $ 20.62            5,300             $ 20.48
         25  -  30         5,996                             6.25                   26.38            3,588               26.38
         31  -  36        34,750                             9.25                   33.63              400               30.50
------------------------------------------------------------------------------------------------------------------------------

       $ 18  -  36        60,496                             8.44                 $ 27.68            9,288             $ 23.19
==============================================================================================================================

     We have elected to account for our stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. As such, no compensation cost is recognized because the exercise price of United Fire's stock options is equal to the market price of the underlying stock on the date of the grant. If the stock options had been accounted for under Statement of Financial Accounting Standard No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date. The amount of compensation cost that would have been recognized as of December 31, 2002, 2001 and 2000 under Statement of Financial Accounting Standard No. 123 has been determined to have an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Note 11. Redeemable Preferred Stock

     On May 6, 2002, we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. In connection with the preferred stock issuance, we collected net proceeds of $64,884,000. The preferred shares are non-voting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. Through December 31, 2002, we paid and accrued dividends of $2,871,000 on our preferred stock. The preferred stock has a liquidation preference and redemption price of $25 per share.

     Issuance costs in connection with our preferred stock offering totaled $4,116,000. We will accrete these costs over a 12-year period. Through December 31, 2002, we have accreted $229,000 related to the preferred stock issuance costs. We will review the accretion period annually to determine if we need to accelerate the accretion.

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

     In connection with the issuance of the preferred shares, the Board of Directors authorized the issuance of an additional 10,000,000 common shares. A portion of these authorized shares will be issued to accommodate the conversion of the preferred stock into common stock.

Note 12. Segment Information

     We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty segment has four locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Note 1. We evaluate the two segments on both a statutory basis and on the basis of accounting principles generally accepted in the United States. Results are analyzed, based on profitability (i.e. loss ratios), expenses and return on equity. Because we sell all insurance domestically, we have no revenues allocable to foreign operations. The analysis on the following page is reported on the basis of accounting principles generally accepted in the United States and is reconciled to our Consolidated Financial Statements.

     The property and casualty segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,140 independent agencies and brokers in 41 states. Of these states, our strongest property and casualty markets are Texas, Iowa, Louisiana, Illinois and Missouri, which accounted for approximately 54.4 percent of our direct property and casualty premiums written in 2002.

     United Life Insurance Company underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through approximately 1,330 independent agencies in 26 states. Of these states, Iowa, Minnesota, Wisconsin, Nebraska and Illinois accounted for approximately 72.5 percent of our direct life insurance premiums written in 2002.

    Total revenue by segment includes sales to both outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in our Consolidated Statemets of Income. We account for inter-segment sales on the same basis as sales to outside customers. The table on the following page sets forth certain data for each of our business segments. Depreciation expense and property and equipment acquisitions for the years ended December 31, 2002, 2001 and 2000, are reflected in the property and casualty insurance segment.

----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------
Year Ended December 31,                                     2002              2001             2000
----------------------------------------------------------------------------------------------------
Property and Casualty Insurance Segment
   Revenues
        Net premiums earned:
          Fire and allied lines (1)                  $   131,642      $    111,367     $     96,894
          Automobile                                     110,697            98,215           85,323
          Other liability (2)                             84,339            68,434           57,720
          Workers' compensation                           31,137            29,475           25,858
          Fidelity and surety                             21,917            20,481           18,087
          Reinsurance                                      8,815            17,504           22,539
          Miscellaneous                                      866             1,106              850
                                                     -----------------------------------------------
             Total net premiums earned               $   389,413      $    346,582     $    307,271
     Net investment income                                27,869            28,352           25,536
     Realized investment gains (losses)                   (1,635)            1,885            2,927
     Commission and policy fee income                      1,730             2,108            2,172
----------------------------------------------------------------------------------------------------
        Total reportable segments                    $   417,377      $    378,927     $    337,906
----------------------------------------------------------------------------------------------------
        Intersegment eliminations                           (125)             (125)            (137)
----------------------------------------------------------------------------------------------------
        Total revenues                               $   417,252      $    378,802     $    337,769
====================================================================================================
   Net income before income taxes
     Revenues                                        $   417,377      $    378,927     $    337,906
     Benefits, losses and expenses                       396,619           362,626          329,253
----------------------------------------------------------------------------------------------------
        Total reportable segments                    $    20,758      $     16,301     $      8,653
----------------------------------------------------------------------------------------------------
        Intersegment eliminations                             93                92               85
----------------------------------------------------------------------------------------------------
        Total net income before income taxes         $    20,851      $     16,393     $      8,738
====================================================================================================
   Income tax expense                                      3,378               834           (1,072)
----------------------------------------------------------------------------------------------------
   Net income                                        $    17,473      $     15,559     $      9,810
====================================================================================================
   Assets
        Total reportable segments                    $   997,324      $    862,536     $    830,263
        Intersegment eliminations                       (175,665)         (137,188)        (127,683)
----------------------------------------------------------------------------------------------------
        Total assets                                 $   821,659      $    725,348     $    702,580
====================================================================================================
Life Insurance Segment
   Revenues
        Net premiums earned:
          Universal life                             $    10,007      $      9,180     $      9,016
          Ordinary life (other than universal)             6,203             5,489            4,753
          Accident and health                              6,414             5,773            5,341
          Annuities                                          166               274            2,422
          Credit life                                      5,027             4,660            4,537
          Group accident and health                          274               278              235
                                                     -----------------------------------------------
              Total net premiums earned              $    28,091      $     25,654     $     26,304
     Net investment income                                77,809            70,682           61,468
     Realized investment losses                          (12,166)           (2,071)          (5,009)
     Other Income                                            109               102              257
----------------------------------------------------------------------------------------------------
        Total reportable segments                    $    93,843      $     94,367     $     83,020
----------------------------------------------------------------------------------------------------
        Intersegment eliminations                           (218)             (217)            (210)
----------------------------------------------------------------------------------------------------
        Total revenues                               $    93,625      $     94,150     $     82,810
====================================================================================================
   Net income before income taxes
     Revenues                                        $    93,843      $     94,367     $     83,020
     Benefits, losses and expenses                        88,548            82,038           74,324
----------------------------------------------------------------------------------------------------
        Total reportable segments                    $     5,295      $     12,329     $      8,696
----------------------------------------------------------------------------------------------------
        Intersegment eliminations                            (93)              (92)             (85)
----------------------------------------------------------------------------------------------------
        Total net income before income taxes         $     5,202      $     12,237     $      8,611
====================================================================================================
   Income tax expense                                      1,889             3,703            2,894
----------------------------------------------------------------------------------------------------
   Net income                                        $     3,313      $      8,534     $      5,717
====================================================================================================
   Assets
        Total assets                                 $ 1,337,816      $  1,126,491     $    971,529
====================================================================================================
Consolidated Totals
   Total consolidated revenues                       $   510,877      $    472,952     $    420,579
   Total consolidated net income                     $    20,786      $     24,093     $     15,527
   Total consolidated assets                         $ 2,159,475      $  1,851,839     $  1,674,109
====================================================================================================

(1) "Fire and allied lines" in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.
(2) "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.

Note 13. Quarterly Financial Information (Unaudited)

     The following table sets forth our selected unaudited quarterly financial information.

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------------------
Quarters                                                               First       Second        Third        Fourth       Total
----------------------------------------------------------------------------------------------------------------------------------
Fiscal year ended December 31, 2002

   Total revenues                                                   $ 123,246    $ 119,809     $ 131,898    $ 135,924    $ 510,877
==================================================================================================================================
   Net income                                                       $  11,092    $   3,818     $   2,820    $   3,056    $  20,786
==================================================================================================================================
   Basic earnings per common share                                  $    1.11    $    0.31     $    0.16    $    0.18    $    1.76
==================================================================================================================================
   Diluted earnings per common share                                $    1.10    $    0.31     $    0.16    $    0.18    $    1.76
==================================================================================================================================
Fiscal year ended December 31, 2001

   Total revenues                                                   $ 112,752    $ 115,841     $ 121,606    $ 122,753    $ 472,952
==================================================================================================================================
   Net income (loss)                                                $  10,647    $    (215)    $   1,503    $  12,158    $  24,093
==================================================================================================================================
   Basic and diluted earnings (loss) per common share               $    1.06    $   (0.02)    $    0.15    $    1.21    $    2.40
==================================================================================================================================
Fiscal year ended December 31, 2000

   Total revenues                                                   $ 100,232    $ 101,611     $ 107,671    $ 111,065    $ 420,579
==================================================================================================================================
   Net income                                                       $   3,382    $     949     $   7,094    $   4,102    $  15,527
==================================================================================================================================
   Basic and diluted earnings per common share                      $    0.34    $    0.09     $    0.71    $    0.41    $    1.55
==================================================================================================================================

Note 14. Earnings and Dividends Per Common Share

     We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share." Accordingly, we compute basic earnings per share by dividing net income or loss available to common shareholders (net income or loss less dividends to preferred shareholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding as well as our outstanding stock options.

     We determine the dilutive effect of our convertible preferred stock using the "if-converted" method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the stated conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. This was the case in our diluted earnings per share calculation for each of the 2002 reporting periods in which we had preferred shares outstanding.

     We determine the dilutive effect of our stock options outstanding using the "treasury stock" method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation. The components of basic and diluted earnings per share are displayed in the following table.

--------------------------------------------------------------------------------------------------------------------
 Years Ended December 31                                                                    2002            2001
--------------------------------------------------------------------------------------------------------------------
 Earnings available to common shareholders                                              $17,686,000     $24,093,000
 Weighted average common shares outstanding                                              10,037,052      10,035,819
 Potentially dilutive common shares                                                           9,531           4,425
--------------------------------------------------------------------------------------------------------------------
 Weighted average common and potential shares outstanding                                10,046,583      10,040,244
 Basic earnings per share                                                                      1.76            2.40
 Diluted earnings per share                                                                    1.76            2.40
====================================================================================================================

     Cash dividends per common share of $.73 and $.72 were declared in 2002 and 2001, respectively.

Note 15. Comprehensive Income

     The change in our stockholders' equity from transactions and other events and circumstances from non-shareholder sources is referred to as comprehensive income. It includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders.

     The primary components of our comprehensive income are net income, net unrealized appreciation and depreciation on available-for-sale securities and minimum pension liability adjustments. The following table sets forth the components of other comprehensive income, and the related tax effects, for the years ended December 31, 2002, 2001 and 2000.

----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                           Amount           Income Tax         Amount
                                                                       Before Tax    (Expense) Benefit   Net of Taxes
----------------------------------------------------------------------------------------------------------------------
2002
Minimum pension liability adjustment                                     $ (2,951)            $  1,225       $ (1,726)
Net unrealized depreciation arising during the period                      (9,567)               3,348         (6,219)
Adjustment for net realized losses included in income                      13,801               (4,830)         8,971
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                               $  1,283             $   (257)      $  1,026
======================================================================================================================
2001
Minimum pension liability adjustment                                     $   (549)            $    192       $   (357)
Net unrealized appreciation arising during the period                       7,875               (2,948)         4,927
Adjustment for net realized losses included in income                         186                  (65)           121
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                               $  7,512             $ (2,821)      $  4,691
======================================================================================================================
2000
Net unrealized appreciation arising during the period                    $ 15,863             $ (5,552)      $ 10,311
Adjustment for net realized losses included in income                       2,082                 (729)         1,353
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                               $ 17,945             $ (6,281)      $ 11,664
======================================================================================================================

Note 16. Lease Commitments

     At December 31, 2002, we were obligated under noncancelable operating lease agreements principally relating to office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $2,494,000, $2,182,000, and $1,176,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

     At December 31, 2002, our future minimum rental payments are as follows (in thousands).

------------------------------------------------------------------------
2003                                                             $1,894
2004                                                                572
2005                                                                184
2006                                                                146
2007                                                                144
Thereafter                                                        1,392
------------------------------------------------------------------------
Total                                                            $4,332
========================================================================

Note 17. Escrow Agreement

     During the third quarter of 2001, we presented a claim against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which was acquired by us in August 1999. The amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on our Consolidated Balance Sheet. Representatives of American Indemnity Financial Corporation have responded to our claim. We anticipate further correspondence with American Indemnity Financial Corporation's stockholder representatives prior to the resolution of the escrow claim.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of United Fire & Casualty Company

     We have audited the accompanying consolidated balance sheet of United Fire & Casualty Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index to Supplementary Schedules at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The consolidated financial statements and schedules of United Fire & Casualty Company and subsidiaries as of and for the two years ended December 31, 2001, were audited by other auditors who have ceased operations and whose report, dated February 8, 2002, expressed an unqualified opinion on those statements and schedules and included an explanatory paragraph that disclosed the change in the Company's method of accounting for derivative instruments and hedging activities, effective January 1, 1999.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                 /S/ ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2003

The following is a copy of Arthur Andersen LLP's previously issued report. Arthur Andersen LLP has ceased practicing before the Commission and is therefore unable to reissue this report.

To the Stockholders and Board of Directors of United Fire & Casualty Company:

     We have audited the accompanying consolidated balance sheets of UNITED FIRE & CASUALTY COMPANY (an Iowa corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the supplementary schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

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

     Our audit was made for the purpose of forming an opinion on the basic financial statements of the Company taken as a whole. The supplementary schedules (Schedule III--Supplementary Insurance Information, Schedule IV--Reinsurance, Schedule V--Valuation and Qualifying Accounts, and Schedule
VI--Supplemental Information Concerning Property and Casualty Insurance Operations) are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                              /S/ ARTHUR ANDERSEN LLP

Chicago, Illinois
February 8, 2002

INDEX TO SUPPLEMENTARY SCHEDULES

Consolidated Schedules
    III - Supplementary Insurance Information ..............................................  57
     IV - Reinsurance ......................................................................  58
      V - Valuation and Qualifying Accounts ................................................  59
     VI - Supplemental Information Concerning Property and Casualty Insurance Operations ...  60

     All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

SCHEDULE III.  SUPPLEMENTARY INSURANCE INFORMATION

----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------
                                                    Future
                                                    Policy
                                                 Benefits,
                                    Deferred       Losses,
                                      Policy        Claims                          Earned         Net Realized
                                 Acquisition      and Loss       Unearned          Premium           Investment
                                       Costs      Expenses       Premiums          Revenue       Gains (Losses)
---------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002

Property and casualty               $ 36,570    $  392,649      $ 202,611        $ 389,413            $ (1,635)
Life, accident and
 health(1)                            53,821     1,128,749         17,357           27,873             (12,166)
---------------------------------------------------------------------------------------------------------------
Total                               $ 90,391    $1,521,398      $ 219,968        $ 417,286            $(13,801)
===============================================================================================================
(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Year Ended December 31, 2001

Property and casualty               $ 29,313    $  366,519      $ 171,214        $ 346,582            $  1,885
Life, accident and
 health(1)                            73,390       956,797         16,573           25,437              (2,071)
---------------------------------------------------------------------------------------------------------------
Total                               $102,703    $1,323,316      $ 187,787        $ 372,019            $   (186)
===============================================================================================================
(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Year Ended December 31, 2000

Property and casualty               $ 23,385    $  358,032      $ 150,453        $ 307,271            $  2,927
Life, accident and
 health(1)                            75,014       822,158         14,759           26,094              (5,009)
---------------------------------------------------------------------------------------------------------------
Total                               $ 98,399    $1,180,190      $ 165,212        $ 333,365            $ (2,082)
===============================================================================================================
(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

                                            Benefits,      Amortization
                                              Claims,       of Deferred            Other     Interest on
                                           Losses and            Policy           Under-         Policy-
                            Investment     Settlement       Acquisition          writing        holders'       Premiums
                           Income, Net       Expenses             Costs         Expenses        Accounts        Written
-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002

Property and casualty         $ 27,744      $ 280,021          $ 70,764         $ 45,616         $     -      $ 418,347
Life, accident and
 health(1)                      77,809         21,667             8,905            6,116          51,735         28,478
-----------------------------------------------------------------------------------------------------------------------
Total                         $105,553      $ 301,688          $ 79,669         $ 51,732         $51,735      $ 446,825
=======================================================================================================================
(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Year Ended December 31, 2001

Property and casualty         $ 28,227      $ 256,145          $ 58,293         $ 47,972         $     -      $ 366,138
Life, accident and
 health(1)                      70,682         19,420             9,209            5,070          48,213         27,467
-----------------------------------------------------------------------------------------------------------------------
Total                         $ 98,909      $ 275,565          $ 67,502         $ 53,042         $48,213      $ 393,605
=======================================================================================================================
(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Year Ended December 31, 2000

Property and casualty         $ 25,536      $ 226,168          $ 48,080         $ 54,784         $     -      $ 325,052
Life, accident and
 health(1)                      61,331         16,880            10,314            4,594          42,410         25,010
-----------------------------------------------------------------------------------------------------------------------
Total                         $ 86,867      $ 243,048          $ 58,394         $ 59,378         $42,410      $ 350,062
=======================================================================================================================

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2002 financial statement presentation. Amounts included herein are net of intercompany eliminations.

SCHEDULE IV.   REINSURANCE

======================================================================================================================
(Dollars in Thousands)                                                                                     Percentage
                                                                                 Assumed                    of Amount
                                                                 Ceded to         From                       Assumed
                                                 Gross            Other           Other                      to Net
                                                Amount          Companies       Companies    Net Amount      Earned
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
----------------------------
Life insurance in force                       $4,183,244        $ 430,682       $      -     $3,752,562
Premiums earned:
    Property and casualty insurance           $  411,176        $  32,787       $ 11,024     $  389,413        2.83%
    Life insurance                                22,726            1,241             29         21,514         .13
    Accident and health insurance                  6,575              274             58          6,359         .91
----------------------------------------------------------------------------------------------------------------------
         Total                                $  440,477        $  34,302       $ 11,111     $  417,286        2.66%
======================================================================================================================
Year Ended December 31, 2001
----------------------------
Life insurance in force                       $4,066,238        $ 414,496       $      -     $3,651,742
Premiums earned:
    Property and casualty insurance           $  351,374        $  23,963       $ 19,171     $  346,582        5.53%
    Life insurance                                20,855            1,138              -         19,717
    Accident and health insurance                  5,862              142              -          5,720
----------------------------------------------------------------------------------------------------------------------
         Total                                $  378,091        $  25,243       $ 19,171     $  372,019        5.15%
======================================================================================================================
Year Ended December 31, 2000
----------------------------
Life insurance in force                       $3,930,948        $ 422,577       $      -     $3,508,371
Premiums earned:
    Property and casualty insurance           $  303,378        $  27,765       $ 31,658     $  307,271       10.30%
    Life insurance                                21,899            1,071              -         20,828
    Accident and health insurance                  5,410              144              -          5,266
----------------------------------------------------------------------------------------------------------------------
         Total                                $  330,687        $  28,980       $ 31,658     $  333,365        9.50%
======================================================================================================================

SCHEDULE V.  VALUATION AND QUALIFYING ACCOUNTS

===================================================================================================
(Dollars in Thousands)                 Balance at     Charged to
                                        beginning      costs and                    Balance at end
Description                             of period       expenses      Deductions         of period
---------------------------------------------------------------------------------------------------
Allowance for bad debts (1)
---------------------------
Year ended December 31, 2002              $   615        $   142         $     -           $   757
Year ended December 31, 2001                1,173              -             558               615
Year ended December 31, 2000                  899            274               -             1,173

Deferred tax asset valuation
allowance (2)
-------------
Year ended December 31, 2002              $ 8,934        $     -         $   548           $ 8,386
Year ended December 31, 2001               11,370              -           2,436             8,934
Year ended December 31, 2000               15,139              -           3,769            11,370

Restructuring liability (3)
---------------------------
Year ended December 31, 2002              $     -        $     -         $     -           $     -
Year ended December 31, 2001                    -              -               -                 -
Year ended December 31, 2000                  972              -             972                 -
===================================================================================================

_________
(1)  Reversal of allowance due to subsequent collections in 2001.
(2) Recorded in connection with purchase of American Indemnity Financial Corporation.
(3) A liability for employee termination benefits and future contractual lease payments related to abandoned facilities in connection with the purchase of American Indemnity Financial Corporation.

SCHEDULE VI.  SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS

================================================================================================================================
(Dollars in Thousands)

                                         Reserves                                                              Claims and
Affiliation with                        for Unpaid                                                         Claim Adjustment
Registrant:                  Deferred   Claims and                                                         Expenses Incurred
United Fire and               Policy      Claim                             Net Realized       Net             Related to
consolidated property       Acquisition  Adjustment    Unearned    Earned     Investment     Investment    Current        Prior
and casualty subsidiaries      Cost      Expenses     Premiums   Premiums   Gains(losses)     Income        Year         Years
--------------------------------------------------------------------------------------------------------------------------------
2002                         $36,570     $392,649     $202,611   $389,413      $(1,635)       $27,744     $293,615     $(11,056)
================================================================================================================================

2001                         $29,313     $366,519     $171,214   $346,582      $ 1,885        $28,227     $303,182     $(47,037)
================================================================================================================================

2000                         $23,385     $358,032     $150,453   $307,271      $ 2,927        $25,536     $264,891     $(36,931)
================================================================================================================================

================================================================
(Dollars in Thousands)


Affiliation with            Amortization      Paid
Registrant:                 of Deferred    Claims and
United Fire and               Policy         Claim
consolidated property       Acquisition    Adjustment   Premiums
and casualty subsidiaries      Costs        Expenses    Written
----------------------------------------------------------------
2002                          $70,764       $252,580   $418,347
================================================================

2001                          $58,293       $249,741   $366,138
================================================================

2000                          $48,080       $218,091   $325,052
================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 20, 2002, we dismissed Arthur Andersen LLP as our independent auditor and engaged Ernst & Young LLP as our new independent auditors. The change in independent auditors became effective June 20, 2002. The decision to dismiss Arthur Andersen LLP and to engage Ernst & Young LLP was recommended by our Audit Committee and approved by our Board of Directors.

     Arthur Andersen LLP's report on our financial statements did not, in either of the past two fiscal years, contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope. The Arthur Andersen LLP reports on our financial condition, in each of the past two fiscal years, included an explanatory paragraph that disclosed the change in our method of accounting for derivative instruments and hedging activities, effective January 1, 1999.

     During our two most recent fiscal years and the subsequent interim period between December 31, 2001 and June 20, 2002, there were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission).

     During our two most recent fiscal years and the subsequent interim period between December 31, 2001 and June 20, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     Effective June 20, 2002, we appointed Ernst & Young LLP as our independent auditor. During the two most recent fiscal years and the subsequent interim period between December 31, 2001 and June 20, 2002, we did not consult with Ernst & Young LLP regarding any of the matters or events described in Item 304(a)(2)(i) or (ii) of Regulation S-K. We have had no disagreements with Ernst & Young LLP on any accounting and financial disclosure matters.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                                           Served as
                                                                                                                           ---------
                                                                                                         Term as Director  Director
                                                                                                         ----------------  --------
             Name, Age (as of December 31, 2002), Present Position and Business Experience                    Expires        Since
             -----------------------------------------------------------------------------                    -------        -----
Scott McIntyre, Jr., 69, has served as Chairman of our Board of Directors since 1975. He has been employed by us in various capacities since 1954, including as President from 1966 to 1997 and as Chief
Executive Officer from 1991 to 2000.                                                                          May 2005       1956

John A. Rife, 60, serves as our President and Chief Executive Officer. Mr. Rife began his employment with us in 1976. Mr. Rife was appointed our President in 1997 and our Chief Executive Officer in
2000. He has been President of United Life Insurance Company since 1984, and he also serves as
President of some of our other subsidiaries. Mr. Rife has served as a director of United Life
Insurance Company from 1983 to the present. He has served us as a director since 1998.                        May 2004       1998

Jack B. Evans, 54, has served as President of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa, since January 1996. He has agreed
to be nominated as a director at our next annual meeting in 2003.                                             May 2003       1995

Christopher R. Drahozal, 41, is a Professor of Law at the University of Kansas School of Law,
Lawrence, Kansas, where he has been teaching since 1994. Mr. Drahozal is the son-in-law of Scott
McIntyre, Jr. He has agreed to be nominated as a director at our next annual meeting in 2003.                 May 2003       1997

Casey D. Mahon, 51, is an Adjunct Professor of Law at the University of Iowa College of Law, Iowa
City, Iowa, where she has been teaching since 1998. Ms. Mahon was employed as Senior Vice President and General Counsel of McLeodUSA, Inc., from June 1993 until she retired in February 1998. McLeodUSA,
Inc., provides integrated communications services.                                                            May 2005       1993

Thomas K. Marshall, 69, retired in 1992 from his position as Vice President-Development of Grinnell
College, Grinnell, Iowa, a position he had held since 1982. He has decided not to run for reelection
in 2003.                                                                                                      May 2003       1983

George D. Milligan, 46, is the President of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group is a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital
facilities.  He has agreed to be nominated as a director at our next annual meeting in 2003.                  May 2003       1999

Mary K. Quass, 52, is the President and Chief Executive Officer of NewRadio Group LLC, Cedar Rapids,
Iowa. NewRadio Group LLC is a radio broadcasting group founded in August 2002.  Ms. Quass is also
President and Chief Executive Officer of Quass Communications, LLC, a position she has held since
1998. Quass Communications, LLC, is a privately held investment company. From 1988 to 1998, Ms. Quass held the position of President and Chief Executive Officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar
Broadcasting Partners to form Central Star Communications. Ms. Quass served as President and Chief
Executive Officer of Central Star Communications, responsible for over fifty radio stations throughout
the Midwest, until she retired in 2000.                                                                       May 2004       1998

Byron G. Riley, 72, is an attorney with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa.  He has
practiced law with that law firm since 1981.  Bradley & Riley PC provides legal services to us.               May 2005       1983

Frank S. Wilkinson, Jr., 63, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota, company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including Executive Vice President and director from 1993 to
December 2000.                                                                                                May 2005       2001

Kyle D. Skogman, 52, is President of Skogman Construction Co. of Iowa, a company that specializes in
residential construction primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990.          May 2004       2000

Executive Officers of United Fire

The following table sets forth information as of December 31, 2002, concerning the following executive officers:

Name                                   Age      Position
----                                   ---      --------
Richard B. Swain                         45     Senior Vice President
Kent G. Baker                            59     Vice President and Chief Financial Officer
John R. Cruise                           61     Vice President, Reinsurance
Barrie W. Ernst                          48     Vice President and Chief Investment Officer
E. Dean Fick                             58     Vice President, Claims
Shona Frese                              58     Corporate Secretary
Samuel E. Hague                          51     Executive Vice President and Treasurer of United Life Insurance Company
David L. Hellen                          50     Resident Vice President, Denver Regional Office
Wilburn J. Hollis                        62     Vice President, Human Resources
E. Addison Hulit                         63     Vice President, Great Lakes Branch
Robert B. Kenward                        60     Vice President, Management Information Systems
David A. Lange                           45     Corporate Secretary and Fidelity & Surety Claims Manager
Dianne M. Lyons                          39     Controller
James S. Mason                           55     Resident Vice President, Galveston Regional Office
Randy A. Ramlo                           41     Vice President, Fidelity & Surety
Neal R. Scharmer                         46     Vice President and General Counsel
Galen E. Underwood                       62     Treasurer
Stanley A. Wiebold                       58     Vice President, Underwriting
Michael T. Wilkins                       39     Vice President, Corporate Administration

     A brief description of the business experience of these executive officers follows.

     Richard B. Swain is Senior Vice President. He has served in that capacity since 1999. Mr. Swain served as Vice President of Underwriting at Hastings Mutual Insurance Company, Hastings, Michigan, from May 1998 to 1999. Hastings Mutual Insurance Company is a regional insurance company with a five-state, Midwest marketing territory offering personal, business and farmowners property and casualty insurance products. He was previously employed by us as Vice President in our Lincoln Regional Office from 1993 to 1998.

     Kent G. Baker is Vice President and Chief Financial Officer. He has served us in that capacity since 1984.

     John R. Cruise is Vice President, Reinsurance, a position he has held since 1987.

     Barrie W. Ernst is Vice President and Chief Investment Officer. He joined us in August 2002. Previously, Mr. Ernst served as Senior Vice President of SCI Financial Group, Cedar Rapids, Iowa, from 1980 to 2002. SCI Financial Group is a regional financial services firm providing brokerage, insurance and related services to its clients.

     E. Dean Fick has served us as Vice President, Claims, since 1991.

     Shona Frese is our Corporate Secretary, a position she has held since 1996.

     Samuel E. Hague is Executive Vice President and Treasurer of United Life Insurance Company, our life subsidiary, a position he has held since 1997.

     David L. Hellen was appointed as Resident Vice President of our Denver Regional Office in 1988.

     Wilburn J. Hollis is our Vice President, Human Resources, a position he has held since 1996.

     E. Addison Hulit, age 62, has served as Vice President since 1995.

     Robert B. Kenward became our Vice President, Management Information Systems, in 1992.

     David A. Lange has served as one of our Corporate Secretaries since 1997.

     Dianne M. Lyons was appointed Controller in 1999. She has been with us as an Accounting Manager and Financial Accountant since 1983.

     James S. Mason is Resident Vice President of our Galveston Regional Office. Mr. Mason has served in that capacity since January 2000. Previously, Mr. Mason was Branch Manager for Reliance Insurance Company, serving in that capacity from 1999 to 2000. Mr. Mason was also employed by St. Paul Fire & Marine Insurance Company from 1971 to 1998.

     Randy Ramlo, Vice President, Fidelity & Surety, has served in that capacity since November 2001. Mr. Ramlo previously worked as Underwriting Manager in our Great Lakes Region. He has been employed by us since 1984.

     Neal R. Scharmer has been our General Counsel since 1995. He was named a Vice President in May 2001.

     Galen E. Underwood has served as our Treasurer since 1979.

     Stanley A. Wiebold is Vice President, Underwriting, a position he has held since 1986.

     Michael T. Wilkins was appointed our Vice President, Corporate Administration in August 2002. He served us as Vice President in our Lincoln Regional Office from 1998 to 2002. Prior to 1998 he held various other positions within the company since joining us in 1985.

ITEM 11.    EXECUTIVE COMPENSATION

    Executive compensation includes the amount expensed for financial reporting purposes under our qualified profit sharing -- 401(k) -- plan. All of our employees are eligible to participate after they have completed one hour of service with us and have attained twenty-one years of age. The plan is not integrated with Social Security, and provides for employer contributions in such amounts as United Fire may annually determine. The benefit payable under the plan is equal to the vested account balance.

    Executive compensation includes the amounts expensed for financial reporting purposes as contributions to our pension plan for the named individuals. The pension plan is a noncontributory plan that is integrated with Social Security. All of our employees are eligible to participate after they have completed one year of service, attained twenty-one years of age and have met hourly requirements with United Fire. In 1995 through October 1996, the normal retirement pension payable under the plan was based on the employee's highest annual earnings for five consecutive years of employment, and provided a benefit of 1.25 percent of monthly compensation times years of benefit service with a maximum of 32 years. Effective November 1, 1996, the pension plan was amended. The normal retirement benefit was changed from 1.25 percent of average monthly compensation times years of benefit service to 1.25 percent of average monthly compensation, plus 0.5 percent of average monthly compensation in excess of the covered compensation limit, all multiplied by years of benefit service. Years of benefit service was changed from a cap of 32 years to 35 years. Early retirement eligibility was changed from age 59-1/2 to age 55 with five years of service. Early retirement benefits were previously reduced actuarially for all retirees. Now, early retirement benefits have a subsidized reduction if the employee retires with 20 years or more of service.

    The pension plan owned 101,029 shares of United Fire common stock as of December 31, 2002, and has made deposits with United Life Insurance Company to be used by the plan to purchase retirement annuities from that company. The annuity fund, maintained by United Life Insurance Company, is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

    In 1983, we adopted the United-Lafayette Employee Stock Ownership Plan. Effective January 1, 1988, the Plan was amended to convert the Tax Credit Employee Stock Ownership Plan to an Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service, attaining age twenty-one and meeting hourly requirements with United Fire. Contributions to this plan are made at the discretion of United Fire. These contributions are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of United Fire stock to allocate to participants' accounts. As of December 31, 2002, 2001 and 2000, the Trustee owned 126,216, 127,190 and 127,386 shares of United Fire stock, respectively. We made contributions to the plan of $90,000, $60,000, and $50,000 in 2002, 2001 and 2000 respectively.

    We have a nonqualified employee stock option plan, which authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. We grant options to attract and retain the best available persons for positions of substantial responsibility and to provide certain employees with an additional incentive to contribute to the success of United Fire and its subsidiaries. As of December 31, 2002, 62,021 options had been granted under the plan, 1,525 of which have been exercised.

    The following table summarizes the compensation of our Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) for the last three years.

==================================================================================================================================
Summary Compensation Table
                                                                               Annual Compensation
                                                              -------------------------------------------------------
                                                                                                     Other Annual          Options
Name and Principal Position                           Year      Salary               Bonus           Compensation (1)      Granted
---------------------------------------------------------------------------------------------------------------------   ----------
John A. Rife                                            2002   $ 310,000  (2)     $     -     (3)    $          -            5,000
President, Chief Executive Officer and Director,        2001     290,000  (2)           -     (3)               -            5,000
  United Fire & Casualty Company                        2000     233,333  (2)(4)        -     (3)               -            5,000
President, United Life Insurance Company
President, American Indemnity Financial
  Corporation and its subsidiaries

Scott McIntyre, Jr.                                     2002   $ 290,000  (2)     $     -     (3)    $     53,998            5,000
Chairman, United Fire & Casualty Company                2001     290,000  (2)           -     (3)               -            5,000
                                                        2000     290,000  (2)           -     (3)               -            5,000

E. Dean Fick                                            2002   $ 156,000          $     -     (5)(6) $          -                -
Vice President, United Fire & Casualty Company          2001     153,000           18,360     (5)               -                -
                                                        2000     147,750                -     (5)               -                -

E. Addison Hulit                                        2002   $ 131,000          $     -     (5)(6) $          -                -
Vice President, United Fire & Casualty Company          2001     127,500           17,850     (5)               -                -
President, Addison Insurance Company                    2000     121,500            6,075     (5)               -                -

Richard B. Swain                                        2002   $ 130,000          $     -     (5)(6) $          -                -
Senior Vice President, United Fire & Casualty
  Company                                               2001     125,000           17,500     (5)               -                -
Executive Vice President, American Indemnity            2000     115,000            8,625     (5)               -                -
  Financial Corporation and its subsidiaries
==================================================================================================================================

 Footnotes to summary compensation table:
(1) Regulations of the Securities and Exchange Commission require that perquisites and other personal benefits that exceed the lesser of $50,000 or 10% of the named executive officer's annual salary and bonus be recognized as "other annual compensation." John Rife and Scott McIntyre, Jr. both received perquisites during the last fiscal year relating to personal use of the corporate aircraft. Pursuant to these Securities and Exchange Commission regulations, $44,588 is included in Scott McIntyre Jr.'s compensation for personal aircraft usage, while $6,525 relating to personal aircraft usage is omitted from John Rife's compensation. Scott McIntyre's compensation also includes $9,410 related to his exercise of stock options at an exercise price less than the fair market value at the date of exercise.
(2) Recommended by the Compensation Committee and approved by the Board of Directors in February of each year.
(3) Bonus, if any, determined at the regular meeting of the Board of Directors in February of each year based on recommendation of the Compensation Committee and United Fire's performance during the prior year.
(4) Compensation from 1/1/00-5/31/00 of $210,000 (annualized) and from 6/1/00-12/31/00 of $250,000 (annualized); reflecting mid-year promotion and raise.
(5) Determined by the bonus plan in effect for salaried employees based on United Fire's performance during the prior year.
(6)  To be calculated and paid in April 2003.

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

Aggregate Option Exercises in 2002 and Year-End Values
===============================================================================================================================
Name                                                            Number of Securities Underlying            Value of Unexercised
                                                                            Unexercised Options            In-the-Money Options
                                   Number of Shares                        at December 31, 2002            at December 31, 2002
                                        Acquired on     Value   -------------------------------  ------------------------------
                                           Exercise  Realized      Exercisable    Unexercisable  Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
John A. Rife                                      -    $    -            3,709           12,472    $  44,000         $  108,000
Scott McIntyre, Jr.                           1,000     9,410            2,000           12,000       26,000            105,000
E. Dean Fick                                      -         -                -                -            -                  -
E. Addison Hulit                                  -         -              300              200        2,000              2,000
Richard B. Swain                                  -         -              300              200        1,000              1,000
-------------------------------------------------------------------------------------------------------------------------------


Option Grants in 2002
===============================================================================================================================
                                                                                                      Potential Realizable Value
                                                  Number of  % of Total                                  At Assumed Annual Rates
                                      Securities Underlying     Options  Exercise                      Of Stock Appreciation for
                                                    Options  Granted to     Price       Expiration                   Option Term
Name                                                Granted   Employees   $/Share             Date             5%            10%
-------------------------------------------------------------------------------------------------------------------------------
John A. Rife                                          5,000         19%   $30.32    February, 2012        $95,340      $241,611
Scott McIntyre, Jr.                                   5,000         19     30.32    February, 2012         95,340       241,611
E. Dean Fick                                              -          -       -                                -             -
E. Addison Hulit                                          -          -       -                                -             -
Richard B. Swain                                          -          -       -                                -             -
-------------------------------------------------------------------------------------------------------------------------------


Pension Plan Table
========================================================================================================================
                                                                    Years of Service
------------------------------------------------------------------------------------------------------------------------
Salary                              15                  20                   25                   30                  35
------------------------------------------------------------------------------------------------------------------------
$  100,000                    $ 23,292            $ 31,056             $ 38,820             $ 46,583             $54,347
   110,000                      25,917              34,556               43,195               51,833              60,472
   135,000                      32,479              43,306               54,132               64,958              75,785
   150,000                      36,417              48,556               60,695               72,833              84,972
   170,000                      41,667              55,556               69,445               83,333              97,222
   200,000                      49,542              66,056               82,570               99,083             115,597
------------------------------------------------------------------------------------------------------------------------


2002 pension benefit factors:
--------------------------------------------------------------------------------
Covered Compensation:                                                $  39,444
Taxable Wage Base:                                                      84,900
Maximum Eligible Compensation:                                         200,000
Maximum Annual Benefit Payable:                                        160,000
================================================================================

    The above table illustrates the annual defined benefit payable per employee based on United Fire's retirement benefit formula for the compensation levels and years of service indicated. The levels of compensation utilized approximate the average annual compensation levels earned by our key executives who have been identified in the Summary Compensation Table on the previous page.

    Average annual compensation is determined by taking an average of the participant's highest five consecutive calendar years of pensionable earnings they were paid as a participant. Bonuses paid to officers are not included in pensionable earnings.

    The pension plan provides an annual benefit equal to the sum of 1.25 percent of average annual compensation and 0.5 percent of average annual compensation in excess of Covered Compensation, multiplied by the lesser of years of service or 35 years.

    Covered Compensation is the average of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) social security retirement age.

    The credited years of service on December 31, 2002, for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 26 years; Mr. Fick, 12 years; Mr. Hulit, 9 years, and Mr. Swain, 9 years. The annual compensation limit allowed by the Internal Revenue Service in 2002, when calculating average annual earnings for the annual retirement benefit, is $200,000. This limit is adjusted each year based on the Consumer Price Index.

Director Compensation

    Non-employee directors are paid a fee of $750 per meeting attended, plus direct expenses, for attendance at director's meetings. When there is a committee meeting, the director serving on that committee receives an additional $500. An annual retainer of $5,000 is paid to each non-employee director with the exception of the Vice Chairman who receives an annual retainer of $10,000. Our directors are also granted stock options. The stock option plan is discussed further in Note 10 to the Consolidated Financial Statements.

    The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Property-Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 1997, and reinvestment of dividends.

                         United Fire & Casualty Company

                             [GRAPHIC REMOVED HERE]

                                                                Period Ending
                                     -----------------------------------------------------------------
Index                                 12/31/97    12/31/98   12/31/99  12/31/00   12/31/01   12/31/02
------------------------------------------------------------------------------------------------------
United Fire & Casualty Company          100.00       77.35      53.52     48.55      72.33      86.41
S&P 500                                 100.00      128.55     155.60    141.42     124.63      96.95
S&P 500 Property & Casualty Index       100.00       93.44      69.84    108.17      99.49      88.68

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a) Security ownership of certain beneficial owners.

     The following table sets forth information as of February 1, 2003, with respect to ownership of United Fire's $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

                                                                         Amount and
                                                                         Nature of
                                                                         Beneficial        Percent of
Name of Beneficial Owner            Address of Beneficial Owner          Ownership              Class
------------------------            ---------------------------          ---------              -----
Scott McIntyre, Jr. (1)             2222 First Avenue NE, Apt. 1004      1,519,182              15.14%
                                    Cedar Rapids, Iowa 52402
Mildred R. McIntyre (2)             Cottage Grove Place                  1,106,697              11.03%
                                    2115 First Avenue SE, Apt. 2217
                                    Cedar Rapids, Iowa 52402
Franklin Mutual Advisors, LLC       51 John F. Kennedy Parkway             826,930               8.24%
                                    Short Hills, New Jersey 07078
Beck, Mack & Oliver, LLC            330 Madison Avenue                     808,150               8.05%
                                    New York, New York 10017

(1) Includes 320 shares owned by Mr. McIntyre individually; 1,110,784 shares owned by Mr. McIntyre's revocable trust, for which Mr. McIntyre serves as sole trustee; 225,000 shares owned by a trust for the benefit of Mr. McIntyre's wife, for which Mr. McIntyre serves as sole trustee; 121,500 shares owned by a trust for the benefit of Mr. McIntyre's mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 55,035 shares owned by the McIntyre Foundation, a charitable foundation for which Mr. McIntyre serves as President, Secretary, Treasurer and one of four directors; 1,538 shares owned by Mr. McIntyre's wife; and 5,000 vested stock options.
(2) Includes 573,452 shares owned by Mrs. McIntyre's revocable trust, for which Mrs. McIntyre serves as sole trustee; and 533,245 shares owned by the Trust under the will of John Scott McIntyre, for which Mrs. McIntyre serves as sole trustee and has a life interest in the trust. Mrs. McIntyre is Scott McIntyre, Jr.'s mother.

(b)  Security ownership of management and principal shareholders.

     The following table sets forth certain information regarding the beneficial ownership of our $3.33 1/3 par value common stock and our 6.375 percent convertible preferred stock, series A, as of February 1, 2003 with respect to each of our directors and certain of our executive officers and all of our directors and executive officers, as a group.

     As of February 1, 2003, we had 10,037,344 shares of $3.33 1/3 par value common stock and 2,760,000 shares of 6.375 percent convertible preferred stock, series A, outstanding. Except as otherwise indicated, each of the stockholders listed in the following table has sole voting and investment power over the shares beneficially owned.

                                                         Number of                               Number of
                                               $3.33 1/3 Par Value                                Series A
Name                                                 Common Shares        Percentage     Preferred  Shares     Percentage
----                                                 -------------        ----------     -----------------     ----------
Scott McIntyre, Jr. (1)                                  1,519,182            15.14%                     -             *
John A. Rife (2)                                             9,341                *                    600             *
Jack B. Evans                                                5,461                *                  3,000             *
Christopher R. Drahozal (2)(3)                             199,258             1.99%                     -             *
Casey D. Mahon (2)                                           2,100                *                  2,000             *
Thomas K. Marshall (2)                                       2,475                *                    500             *
George D. Milligan                                             300                *                  1,000             *
Mary K. Quass (2)                                              700                *                      -             *
Byron G. Riley                                               3,406                *                  1,000             *
Kyle D. Skogman                                              1,100                *                      -             *
Frank S. Wilkinson, Jr.                                        200                *                    800             *
E. Dean Fick                                                     -                *                      -             *
E. Addison Hulit (2)                                           655                *                      -             *
Richard B. Swain (2)                                           451                *                      -             *
All directors and executive officers as a                1,743,065            17.37%                 9,300             *
group (includes 41 persons) (3)
*   Represents less than 1%

(1) Includes 320 shares owned by Mr. McIntyre individually; 1,110,784 shares owned by Mr. McIntyre's revocable trust, for which Mr. McIntyre serves as sole trustee; 225,000 shares owned by a trust for the benefit of Mr. McIntyre's wife, for which Mr. McIntyre serves as sole trustee; 121,500 shares owned by a trust for the benefit of Mr. McIntyre's mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 55,035 shares owned by the McIntyre Foundation, a charitable foundation for which Mr. McIntyre serves as President, Secretary, Treasurer and one of four directors; 1,538 shares owned by Mr. McIntyre's wife; and 5,000 vested stock options.
(2) Number of shares includes the following number of vested stock options for each respective individual: John A. Rife, 6,945 options; Christopher R. Drahozal, 100 options; Casey D. Mahon, 100 options; Thomas K. Marshall, 100 options; Mary K. Quass, 100 options; E. Addison Hulit 400 options; and Richard B. Swain, 400 options. The total number of vested options held by all directors and executive officers as a group (includes 41 persons), is 13,092 options.
(3) Includes 337 shares held jointly by Mr. Drahozal and his wife; 87,900 shares held by Mr. Drahozal's wife individually; 30,574 shares owned by Mr. Drahozal's minor children; 25,312 shares owned by a trust for which Mr. Drahozal's wife serves as one of two trustees; 55,035 shares owned by the McIntyre Foundation, for which Mr. Drahozal's wife serves as one of four directors; and 300 vested stock options. Mr. Drahozal's wife is Scott McIntyre Jr.'s daughter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Byron G. Riley, a director, is a member of the law firm of Bradley & Riley PC, Cedar Rapids, Iowa, which provided legal services to us during 2002, for which we paid fees totaling $416,641. The law firm will provide legal services to us in 2003.


ITEM 14. CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information about us (and our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                           Page
(a) 1.       Financial Statements
             Consolidated Balance Sheet at December 31, 2002 and 2001                                                      28
             Consolidated Statement of Income for the three years ended December 31, 2002                                  29
             Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2002                    30
             Consolidated Statement of Cash Flows for the three years ended December 31, 2002                              31
             Notes to Consolidated Financial Statements                                                                    32

     2.      Financial Statement Schedules:
             Schedule III: Supplementary Insurance Information                                                             57
             Schedule IV: Reinsurance                                                                                      58
             Schedule V: Valuation and Qualifying Accounts                                                                 59
             Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations                   60

     3.      Exhibits
             3.1     Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment
                     No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on
                     April 4, 2002, SEC File Number 333-83446)
             3.2     First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit
                     4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and
                     Exchange Commission as of May 3, 2002, SEC File Number 333-83446)
             3.3     By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the
                     Registrant's Form S-8 Registration Statement, filed with the Commission on December 19, 1997
             10.1    United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant's Form S-8 Registration Statement, filed with the Commission on September 9, 1998
             10.2    United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant's
                     Form S-8 Registration Statement, filed with the Commission on December 22, 1997
             12      Statement regarding computation of ratios of earnings to fixed charges
             21      Subsidiaries of the registrant
             23      Consent of Ernst & Young LLP, independent auditors
             99.1    Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2003
             99.2    Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2003
             99.3    Certification of John A. Rife, Pursuant To 13A-14 or 15D-14 of the Securities Exchange Act of 1934,
                     as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, dated March 17, 2003
             99.4    Certification of Kent G. Baker, Pursuant To 13A-14 or 15D-14 of the Securities Exchange
                     Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, dated March 17, 2003

(b)          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNITED FIRE & CASUALTY COMPANY

          By      /s/ John A. Rife
               -----------------------------------------------------------------
                  John A. Rife, President, Chief Executive Officer and Director

          Date    02/21/03
               -----------------------------------------------------------------


          By     /s/ Kent G. Baker
               -----------------------------------------------------------------
                  Kent G. Baker, Vice-President and Chief Financial Officer

          Date    02/21/03
               -----------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By     /s/ Scott McIntyre Jr.                                    By      /s/ Kyle D. Skogman
      --------------------------------------------------                ------------------------------------------------
       Scott McIntyre Jr., Chairman and Director                         Kyle D. Skogman, Director

Date   02/21/03                                                  Date    02/21/03
      --------------------------------------------------                ------------------------------------------------

By     /s/ George D. Milligan                                    By      /s/ Casey D. Mahon
      --------------------------------------------------                ------------------------------------------------
       George D. Milligan, Director                                      Casey D. Mahon, Director

Date   02/21/03                                                  Date    02/21/03
      --------------------------------------------------                ------------------------------------------------

By     /s/ Thomas K. Marshall                                    By      /s/ Byron G. Riley
      --------------------------------------------------                ------------------------------------------------
       Thomas K. Marshall, Director                                      Byron G. Riley, Director

Date   02/21/03                                                  Date    02/21/03
      --------------------------------------------------                ------------------------------------------------

By     /s/ Mary K. Quass                                         By      /s/ Jack B. Evans
      --------------------------------------------------                ------------------------------------------------
       Mary K. Quass, Director                                           Jack B. Evans, Vice Chairman and Director

Date   02/21/03                                                  Date    02/21/03
      --------------------------------------------------                ------------------------------------------------

By     /s/ Christopher R. Drahozal                               By      /s/ Frank S. Wilkinson, Jr.
      --------------------------------------------------                ------------------------------------------------
       Christopher R. Drahozal, Director                                 Frank S. Wilkinson, Jr.

Date   02/21/03                                                  Date    02/21/03
      --------------------------------------------------                ------------------------------------------------

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

    (a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2002, and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of
Section 18 of the Act.

EXHIBIT 12.    COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

===============================================================================================================================
(Dollars in Thousands)                                                      2002        2001       2000        1999        1998
-------------------------------------------------------------------------------------------------------------------------------
Earnings:
Income before income taxes                                               $26,053     $28,630    $17,349     $17,218     $28,396
Less: interest capitalized                                                     -           -          -           -           -
Add:  fixed charges                                                       51,735      48,213     42,410      32,286      26,568
-------------------------------------------------------------------------------------------------------------------------------
Total earnings                                                           $77,788     $76,843    $59,759     $49,504     $54,964
-------------------------------------------------------------------------------------------------------------------------------
Fixed charges:
Interest on policyholders' accounts                                       51,735      48,213     42,410      32,286      26,568
Portion of rents representative of interest factor                           499         436        235         132           -
-------------------------------------------------------------------------------------------------------------------------------
Total fixed charges                                                      $52,234     $48,649    $42,645     $32,418     $26,568
-------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend requirement                                       4,410           -          -           -           -
-------------------------------------------------------------------------------------------------------------------------------
Combined fixed charges and preferred stock dividend requirements         $56,644     $48,649    $42,645     $32,418     $26,568
-------------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges                                          1.49        1.58       1.40        1.53        2.07
-------------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to combined
fixed charges and preferred stock dividend requirements                     1.37
===============================================================================================================================

EXHIBIT 21.    SUBSIDIARIES OF THE REGISTRANT

                                               Jurisdiction of
Subsidiary                                     Organization       % of ownership by United Fire or one of its subsidiaries
----------                                     ----------------   --------------------------------------------------------
United Life Insurance Company ...............   Iowa              100% owned by United Fire
Lafayette Insurance Company .................   Louisiana         100% owned by United Fire
Insurance Brokers & Managers, Inc. ..........   Louisiana         100% owned by Lafayette Insurance Company
Addison Insurance Company ...................   Illinois          100% owned by United Fire
American Indemnity Financial Corporation ....   Delaware          100% owned by United Fire
American Indemnity Company ..................   Texas             99.9% owned by American Indemnity Financial Corporation
United Fire & Indemnity Company .............   Texas             100% owned by American Indemnity Company
Texas General Indemnity Company .............   Colorado          100% owned by American Indemnity Company
United Fire Lloyds ..........................   Texas             Operationally and financially controlled by United Fire &
                                                                  Indemnity Company