Form 10-Q
period 2003-03-31
UNITED FIRE & CASUALTY CO
filed 2003-05-12
CIK 101199

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         Commission File Number 2-39621

                                   ----------

                         UNITED FIRE & CASUALTY COMPANY
             (Exact name of registrant as specified in its charter)

            Iowa                                            42-0644327
----------------------------                   ---------------------------------
  (State of Incorporation)                     (IRS Employer Identification No.)

    118 Second Avenue, S.E.
      Cedar Rapids, Iowa                                     52407
-------------------------------                ---------------------------------
(Address of principal executive                            (Zip Code)
          offices)

       Registrant's telephone number, including area code: (319) 399-5700

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X]  NO [_]

As of May 2, 2003, 10,037,544 shares of common stock were outstanding.
================================================================================

                 UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2003 (unaudited)
            and December 31, 2002                                             2

            Unaudited Consolidated Statements of Income for the three
            month periods ended March 31, 2003 and 2002                       3

            Unaudited Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 2003 and 2002                       4

            Notes to Unaudited Consolidated Financial Statements              5

            Independent Accountants' Review Report                            9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk       16

   Item 4.  Controls and Procedures                                          16

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                 17

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CONSOLIDATED BALANCE SHEETS

(In thousands)
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2003           2002
                                                       Unaudited      Audited
--------------------------------------------------------------------------------
ASSETS
Investments
   Fixed maturities
      Held-to-maturity, at amortized cost (market
       value $183,164 in 2003 and $199,441 in 2002)   $   170,876   $    186,204
      Available-for-sale, at market (amortized cost
       $1,340,479 in 2003 and $1,352,285 in 2002)       1,409,301      1,398,636
      Trading, at market (amortized cost $9,437
       in 2003 and $4,344 in 2002)                          8,749          4,117
   Equity securities, at market (cost $37,092
    in 2003 and $35,229 in 2002)                           94,622         99,494
   Mortgage loans                                          23,461         12,109
   Policy loans                                             8,125          7,930
   Other long-term investments                              9,831         11,821
   Short-term investments                                  11,676          1,725
--------------------------------------------------------------------------------
                                                      $ 1,736,641   $  1,722,036

Cash and Cash Equivalents                             $   177,160   $    136,892
Accrued Investment Income                                  25,999         27,523
Premiums Receivable                                       115,012        108,372
Deferred Policy Acquisition Costs                          87,368         90,391
Property and Equipment                                     15,510         15,922
Reinsurance Receivables                                    40,741         40,667
Prepaid Reinsurance Premiums                                5,029          6,514
Intangibles                                                 1,549          2,159
Income Taxes Receivable                                        --          1,872
Other Assets                                                9,191          7,127
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 2,214,200   $  2,159,475
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Future policy benefits and losses, claims and
    settlement expenses
      Property and casualty insurance                 $   402,863   $    392,649
      Life insurance                                    1,154,858      1,128,749
   Unearned premiums                                      228,981        219,968
   Accrued expenses and other liabilities                  39,268         50,725
   Income taxes payable                                     3,431             --
   Deferred income taxes                                   14,266         11,838
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     $ 1,843,667   $  1,803,929
--------------------------------------------------------------------------------
Redeemable Preferred Stock
   6.375% cumulative convertible preferred
   stock - Series A, no par value                     $    65,198   $     65,113
Stockholders' Equity
   Common stock                                       $    33,459   $     33,458
   Additional paid-in capital                               6,946          6,943
   Retained earnings                                      208,150        199,597
   Accumulated other comprehensive income,
    net of tax                                             56,780         50,435
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            $   305,335   $    290,433
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,214,200   $  2,159,475
================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                 UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)
--------------------------------------------------------------------------------
                                                         Three months ended
                                                              March 31,
                                                        2003            2002
--------------------------------------------------------------------------------
Revenues
   Net premiums earned                              $    110,848    $     97,382
   Investment income, net of investment expenses          26,063          24,902
   Realized investment gains (losses)                     (2,773)            544
   Commission and other income                               738             418
--------------------------------------------------------------------------------
                                                    $    134,876    $    123,246
--------------------------------------------------------------------------------
Benefits, Losses and Expenses
   Losses and settlement expenses                         68,098          65,650
   Increase in liability for future policy
    benefits                                               2,325           1,481
   Amortization of deferred policy acquisition
    costs                                                 22,068          17,254
   Other underwriting expenses                            12,046          10,829
   Interest on policyholders' accounts                    13,854          12,504
--------------------------------------------------------------------------------
                                                         118,391         107,718
--------------------------------------------------------------------------------
   Income before income taxes                             16,485          15,528
   Federal income tax expense                              4,864           4,436
--------------------------------------------------------------------------------
   Net Income                                       $     11,621    $     11,092
================================================================================
   Less preferred stock dividends and accretions           1,185              --
================================================================================
   Earnings available to common shareholders        $     10,436    $     11,092
================================================================================
   Weighted average common shares outstanding         10,037,466      10,036,475
================================================================================
   Basic earnings per common share                  $       1.04    $       1.11
================================================================================
   Diluted earnings per common share                $       0.99    $       1.10
================================================================================
   Cash dividends declared per common share         $       0.19    $       0.18
================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
-----------------------------------------------------------------------------------------------------
                                                                         Three months ended March 31,
                                                                             2003            2002
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                               $     11,621    $     11,092
-----------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
 operating activities
   Net bond discount accretion                                           $       (127)   $       (248)
   Depreciation and amortization                                                  891           1,285
   Realized investment (gains) losses                                           2,773            (544)
   Net cash flows from trading investments                                     (5,093)             --
   Changes in:
      Accrued investment income                                                 1,524           1,747
      Premiums receivable                                                      (6,640)         (8,302)
      Deferred policy acquisition costs                                        (2,980)         (6,127)
      Reinsurance receivables                                                     (74)          1,514
      Prepaid reinsurance premiums                                              1,485          (1,676)
      Income taxes receivable                                                   1,872             368
      Other assets                                                             (2,064)             11
      Future policy benefits and losses, claims and
       settlement expenses                                                     17,482           1,581
      Unearned premiums                                                         9,013          11,166
      Accrued expenses and other liabilities                                  (11,457)         (4,516)
      Income taxes payable                                                      3,431           1,341
      Deferred income taxes                                                      (441)          2,179
      Other, net                                                                1,660            (946)
-----------------------------------------------------------------------------------------------------
   Total adjustments                                                     $     11,255    $     (1,167)
-----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             $     22,876    $      9,925
-----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Proceeds from sale of available-for-sale investments                  $      5,970    $         --
   Proceeds from call and maturity of held-to-maturity investments             17,160          14,261
   Proceeds from call and maturity of available-for-sale investments           43,987          36,315
   Proceeds from sale of short-term and other investments                         264             107
   Purchase of held-to-maturity investments                                    (1,606)             --
   Purchase of available-for-sale investments                                 (41,405)        (98,417)
   Purchase of short-term and other investments                               (22,213)            (67)
   Purchase of property and equipment                                            (629)           (211)
-----------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                   $      1,528    $    (48,012)
-----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Policyholders' account balances
      Deposits to investment and universal life contracts                $     40,431    $     44,260
      Withdrawals from investment and universal life contracts                (21,590)        (26,841)
   Issuance of common stock                                                         4              19
   Payment of cash dividends                                                   (2,981)         (1,807)
-----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                             $     15,864    $     15,631
-----------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                  $     40,268    $    (22,456)
Cash and Cash Equivalents at Beginning of Year                                136,892          46,263
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                               $    177,160    $     23,807
=====================================================================================================

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The terms "United Fire," "we," "us," or "our" refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002. The review report of Ernst & Young LLP as of and for the three-month period ended March 31, 2003 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

     We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from accounting principles generally accepted in the United States, we have made adjustments to present the accompanying Consolidated Financial Statements on the basis of accounting principles generally accepted in the United States.

     To prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts of assets and liabilities reported in our Consolidated Financial Statements, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements and the amounts of revenues and expenses during the reporting period reported in our Consolidated Financial Statements. Actual results could differ from those based on our estimates and assumptions.

     We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

     For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We paid no income taxes for the three-month periods ended March 31, 2003 and 2002. We made no significant payments of interest for the three-month periods ended March 31, 2003 and 2002, other than interest credited to policyholders' accounts.

     Pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," we elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. We have determined that the compensation cost for the three-month periods ended March 31, 2003 and 2002 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

     Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform to the 2003 financial statement presentation.

Note 2.  New Accounting Standards

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in annual and interim financial statements about the

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and we have made the applicable disclosures in Note 1.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133,
(b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying variable to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003. We have not yet determined the impact that the adoption of this Statement will have on our Consolidated Financial Statements.

Note 3.  Segment Information

     We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from three other locations. All four locations are aggregated because they target a similar customer base, market the same products, and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Our management evaluates the two segments on both the basis of accounting practices prescribed by our states of domicile and also on the basis of accounting principles generally accepted in the United States. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The basis we use to determine and analyze segments and to measure segment profit has not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2002. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations.

     We report the following analysis on the basis of accounting principles generally accepted in the United States. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

-------------------------------------------------------------------------------------------
                                                             (In Thousands)
-------------------------------------------------------------------------------------------
                                               Property and
                                                 Casualty           Life
                                                 Insurance        Insurance         Total
-------------------------------------------------------------------------------------------
Three months ended March 31, 2003
-------------------------------------------------------------------------------------------
Revenues                                       $    109,383    $     25,580    $    134,963
-------------------------------------------------------------------------------------------
Intersegment eliminations                               (31)            (56)            (87)
-------------------------------------------------------------------------------------------
Total revenues                                 $    109,352    $     25,524    $    134,876
===========================================================================================
Net income (loss)                              $     11,777    $       (156)   $     11,621
===========================================================================================
Assets                                         $    838,903    $  1,375,297    $  2,124,200
===========================================================================================
Three months ended March 31, 2002
-------------------------------------------------------------------------------------------
Revenues                                       $     97,705    $     25,627    $    123,332
-------------------------------------------------------------------------------------------
Intersegment eliminations                               (31)            (55)            (86)
-------------------------------------------------------------------------------------------
Total revenues                                 $     97,674    $     25,572    $    123,246
===========================================================================================
Net income                                     $      8,368    $      2,724    $     11,092
===========================================================================================
Assets                                         $    736,621    $  1,150,862    $  1,887,483
===========================================================================================

Depreciation expense and property and equipment acquisitions are reflected in the property and casualty insurance segment.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Derivative Instruments

     We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. We record covered call options at fair value and include them in accrued expenses and other liabilities. We recognize income or loss associated with covered call options, including changes in the fair value of the covered call options, currently in earnings as a component of realized investment gains (losses). At March 31, 2003 we had no open covered call options.

     Our investment portfolio includes trading securities with embedded derivatives, which are primarily convertible debt and equity instruments. These securities are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). At March 31, 2003, our trading portfolio of debt and equity securities had a market value of $8,853,000.

Note 5.  Comprehensive Income

     Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $17,966,000 and $8,990,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 6.  Escrow Agreement

     During the third quarter of 2001, we presented a claim against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which was acquired by us in August 1999. The amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on our Consolidated Balance Sheets. We have filed a lawsuit to enforce the payment to us of the amount of our claim, and we anticipate American Indemnity Financial Corporation's stockholder representatives will resist our claim. It is too early in the litigation to make an estimate as to the likelihood or amount of recovery.

Note 7.  Earnings Per Share

     We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share." Accordingly, we compute basic earnings per share by dividing net income or loss available to common stockholders (net income or loss less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding and our outstanding stock options.

     We determine the dilutive effect of our convertible preferred stock using the "if-converted" method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred dividends and accretions due to the assumed conversion of all the convertible preferred stock to common stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the first quarter of 2003, and was therefore included in the calculation of the first quarter diluted earnings per share.

     We determine the dilutive effect of our outstanding stock options using the "treasury stock" method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our common stock during the period. This method assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The components of basic and diluted earnings per share are as follows:

------------------------------------------------------------------------------
Three months ended March 31                           2003            2002
------------------------------------------------------------------------------
Net income                                        $ 11,621,000    $ 11,092,000
Earnings available to common stockholders           10,436,000      11,092,000
Weighted average common shares outstanding          10,037,466      10,036,475
Potentially dilutive common shares                   1,721,591           7,396
------------------------------------------------------------------------------
Weighted average common and potential shares
 outstanding                                        11,759,057      10,043,871
Basic earnings per share                          $       1.04    $       1.11
Diluted earnings per share                                0.99            1.10
==============================================================================

Note 8.  Redeemable Preferred Stock

     On May 6, 2002, we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. The issuance of the preferred stock resulted in the collection of net proceeds totaling $64,884,000. The preferred shares are non-voting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. We incurred dividends of $1,100,000 on our preferred stock in the first quarter of 2003. The preferred stock has a liquidation preference and redemption price of $25 per share.

     Issuance costs in connection with our preferred stock offering totaled $4,116,000. We are accreting these costs over a 12-year period. Through March 31, 2003, we have accreted $314,000 related to the preferred stock issuance costs, of which $85,000 was accreted in the first quarter of 2003. We will review the accretion period annually to determine if we need to accelerate the accretion.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Stockholders and Board of Directors of United Fire & Casualty Company

We have reviewed the accompanying consolidated balance sheet of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of March 31, 2003, and the related consolidated statement of income for the three-month period ended March 31, 2003, and the consolidated statement of cash flows for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's management. We did not make a similar review of the consolidated financial statements for the corresponding periods of the prior year (2002).

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at March 31, 2003, and for the three-month period then ended, for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Ernst & Young LLP


May 2, 2003
Chicago, Illinois

The following is a copy of Arthur Andersen LLP's previously issued report. Arthur Andersen has ceased practicing before the Securities and Exchange Commission and is therefore unable to reissue this report.

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

REGULATION G COMPLIANCE MEASURES

     In response to new disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 (specifically Regulation G which became effective March 2003), measures used in this discussion that are not based on accounting principles generally accepted in the United States (Non-GAAP) are defined and reconciled to the most directly comparable GAAP measures and operating measures in the "Definitions of Non-GAAP information and reconciliation to comparable GAAP measures" section at the end of this discussion.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the first quarter of 2003 was $11,621,000, or $1.04 per share (after providing for the dividend on the convertible preferred stock), which includes net realized capital losses of $2,773,000, compared to first quarter 2002 net income of $11,092,000, or $1.11 per share, which included net realized capital gains of $544,000. First quarter diluted earnings were $.99 per share and $1.10 per share for 2003 and 2002, respectively.

     Net operating income for the first quarter of 2003 was $12,238,000 versus $10,738,000 for the first quarter of 2002. First quarter operating earnings were $1.22 per share (after providing for the dividend on the convertible preferred stock) and $1.07 per share for 2003 and 2002, respectively.

     Premiums earned through March 31, 2003 were $110,848,000 compared to $97,382,000 through March 31, 2002. This premium growth was attributable to property and casualty premium rate increases in 2002 and the continuation of these pricing increases in the first quarter of 2003. Investment income, net of expenses, increased by $1,161,000 or 5 percent, compared to the first three months of 2002. We attribute investment income growth between quarters to an increase in cash provided by premiums and annuity deposits. Pre-tax net realized investment losses totaled $2,773,000, versus pre-tax net realized investment gains of $544,000 for the first three months of 2002. The deterioration was primarily attributable to investment write-downs of $3,504,000 in the first quarter of 2003, compared to none in the first quarter of 2002.

Property and Casualty Insurance Segment

     Net premiums written in the first quarter of 2003 were $114,292,000, compared to $100,412,000 in the first quarter of 2002. Net premiums earned in the first quarter of 2003 were $103,357,000, compared to $90,535,000 in the first quarter of 2002. The strong results in both premiums written and premiums earned is due primarily to premium rate increases in 2002 and 2003, as the number of policies in force has actually declined over the past year.

     The loss ratio, which includes loss adjustment expenses, was 61.4 percent for the first quarter of 2003, versus 67.9 percent for the first quarter of 2002. The improvement in the loss ratio is primarily attributable to an increase in premium rates and a decrease in claims frequency. Despite this improvement in claims frequency, claims severity has increased in the first quarter of 2003. The three-month direct pure loss ratio, which does not include loss adjustment expenses, for commercial business was 42 percent through March 31, 2003, compared to 46 percent for the first three months of 2002. The three-month personal lines direct pure loss ratio was 63 percent, compared to 65 percent for the same period of 2002.

     The expense ratio deteriorated to 28.2 percent in the first quarter of 2003, compared to 27.5 percent in the first quarter of 2002. This deterioration was primarily the result of the increase in amortization of our deferred acquisition costs asset.

     Pre-tax catastrophe losses, net of reinsurance, were $500,000 for the first quarter of 2003, which added less than one point to the combined ratio, with an after-tax earnings impact of 3 cents per share. In comparison, pre-tax catastrophe losses, net of reinsurance, were $436,000 for the first quarter of 2002, which added less than one point to the combined ratio, with an after-tax earnings impact of 3 cents per share. With respect to catastrophes that have occurred after March 31, 2003, we have exposure to a hailstorm which passed through Texas in April of this year and to a series of severe storms which hit the Midwest in early May of this year. To date, we have incurred approximately $3,000,000 in losses related to the hailstorm and approximately $4,000,000 with respect to the series of severe storms. We expect additional claims relating to the series of severe storms, which will increase our incurred losses. None of the losses related to the above mentioned storms are included in our first quarter results.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Insurance Segment

     In the first quarter of 2003, our life insurance segment recorded a pre-tax loss of $227,000, compared to pre-tax income of $4,249,000 for the first quarter of 2002. The deterioration was primarily attributable to investment write-downs of $3,504,000 in the first quarter of 2003, compared to none in the first quarter of 2002.

     Net premiums earned in the first quarter of 2003 were $7,491,000, compared to $6,847,000 in the first quarter of 2002. Net investment income increased by $2,108,000, or 11.4 percent, in the first quarter of 2003. These improvements in our life insurance segment's first quarter results were offset by investment write-downs, an increase in losses of $452,000, or 10.7 percent, and an increase in interest credited on policyholder accounts of $1,350,000, or 10.8 percent.

Investment Results

     We recorded consolidated pre-tax net investment income of $26,063,000 for the first three months of 2003, compared with $24,902,000 for the same period in 2002. During the first three months of 2003, our invested assets grew from $1,722,036,000 to $1,736,641,000.

     Pre-tax net realized investment losses totaled $2,773,000, versus pre-tax net realized investment gains of $544,000 for the first three months of 2002. We wrote down two securities in the first quarter of 2003, resulting in pre-tax charges of $3,504,000.

     The composition of our investment portfolio at March 31, 2003 is presented in the following table in accordance with accounting principles generally accepted in the United States:

-------------------------------------------------------------------------------------------------------------
                                Property & Casualty
                                Insurance Segment        Life Insurance Segment              Total
-------------------------------------------------------------------------------------------------------------
                                           Percent of                  Percent of                  Percent of
(Dollars in Thousands)                       Total                       Total                       Total
-------------------------------------------------------------------------------------------------------------
Fixed maturities/(1)/         $  417,396         79.4%   $ 1,171,530         96.7%   $ 1,588,926         91.4%
Equity securities                 90,902         17.3          3,720          0.3         94,622          5.4
Mortgage loans                     5,719          1.1         17,742          1.5         23,461          1.4
Policy loans                          --           --          8,125          0.7          8,125          0.5
Other long-term investments        9,831          1.9             --           --          9,831          0.6
Short-term investments             1,575          0.3         10,101          0.8         11,676          0.7
-------------------------------------------------------------------------------------------------------------
Total                         $  525,423        100.0%   $ 1,211,218        100.0%   $ 1,736,641        100.0%
=============================================================================================================

<F1>
/(1)/ Available for sale and trading fixed maturities are carried at fair value, while held to maturity fixed maturities are carried at amortized cost.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At March 31, 2003, our consolidated total assets were $2,214,200,000, compared to $2,159,475,000 at December 31, 2002. Invested assets, primarily fixed income securities, increased only $14,605,000, or 1 percent, from December 31, 2002. This small increase was primarily a result of poor market conditions. Because of the current unsettled investment environment, we have held most of the funds generated by our operating and investment activities in cash and cash equivalents rather than investing them. The slight increase in invested assets is attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders' equity. Unrealized appreciation arising during the first quarter of 2003 increased invested assets by $15,767,000 and was offset slightly by the fact that we are not investing funds at a rate sufficient to match the sale, call and maturity of investments during the first quarter of 2003.

     At March 31, 2003, $1,409,301,000, or 89 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,398,636,000, or 88 percent, at December 31, 2002. Our trading securities consist primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. We classify our remaining fixed maturities as held-to-maturity and report them at amortized cost.

     Our property and casualty insurance segment's deferred policy acquisition costs asset increased $2,952,000, or 8 percent, to $39,522,000 at March 31, 2003, from the deferred policy acquisition costs asset at December 31, 2002. The growth was attributable primarily to the increase in net premiums written.

     One component of our life insurance segment's estimate of the deferred policy acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. The unrealized investment component of our life insurance segment's deferred acquisition costs calculation contributed a decrease of $35,583,000 in the reported deferred acquisition costs asset, compared to the $29,579,000 decrease contributed at December 31, 2002.

     Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $22,876,000 for the three months ended March 31, 2003, compared to $9,925,000 for the three months ended March 31, 2002. The increase in cash provided by operating activities was primarily due to growth in premiums. We also have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $67,381,000 through March 31, 2003 and $50,683,000 through March 31, 2002. If our operating and investment cash flows had not been sufficient to support our operations, we have short-term investments that we could utilize for this purpose. At March 31, 2003, our consolidated invested assets included $11,676,000 of short-term investments, which consist primarily of investments in commercial paper. We may also borrow up to $20,000,000 on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus one percent. We did not utilize our line of credit during 2002 or in the first quarter of 2003.

     Financing activities provided cash of $15,864,000 through the first three months of 2003, compared to $15,631,000 through the first three months of 2002. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $18,841,000 through March 31, 2003, compared to $17,419,000 for the same period of 2002.

     Stockholders' equity increased from $290,433,000 at December 31, 2002 to $305,335,000 at March 31, 2003, an increase of 5 percent. The primary increases to stockholders equity were net income of $11,621,000 and unrealized appreciation (net of tax) of $6,345,000. Decreases to stockholders' equity included stockholder dividends and preferred stock accretions of $3,067,000. At March 31, 2003, book value was $30.42 per common share, compared to $28.94 per common share at December 31, 2002.

                UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Definitions of Non-GAAP information and reconciliation to comparable GAAP measures

     We believe that investor understanding of our financial performance is enhanced by disclosure of certain Non-GAAP financial measures. Statutory data is prepared in accordance with statutory accounting rules as defined by the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual and therefore is not reconciled to accounting principles generally accepted in the United States.

Net operating income: The difference between net income (after providing for the dividend on the convertible preferred stock) and net operating income is the inclusion of after-tax realized investment gains (losses). We utilize net operating income to evaluate underlying performance and to provide information commonly used by investors to evaluate insurance companies. This measure also is described as net income before after-tax realized investment gains (losses).

--------------------------------------------------------------------------------
                 Net Income       After-tax            Net
                (after pref.       realized         Operating         NI/NOI
                   divd.)       gains (losses)        Income         per share
--------------------------------------------------------------------------------
2003           $   10,436,000   $   (1,802,000)   $   12,238,000   $  1.04/$1.22
2002           $   11,092,000   $      354,000    $   10,738,000   $  1.11/$1.07
--------------------------------------------------------------------------------

Catastrophe losses: Catastrophes are by their nature unpredictable, the frequency and severity of catastrophic losses experienced in any year will impact our results of operations and financial position. In evaluating the underwriting performance of our property and casualty insurance segment, we do so both including and excluding catastrophe losses.

Written premium: Under statutory accounting rules as defined by the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual, written premiums is the amount recorded for policies issued and recognized on an annualized basis at the effective date of the policy. We analyze the trends in written premiums to help measure our underwriting results. Earned premium, which is calculated and used in both statutory and GAAP accounting, is recognized ratably over the policy term. The difference between written and earned premium is unearned premium.

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

     We write covered call options from time to time on common stocks that we own. Generally, we write the calls on stocks we view as over-priced relative to their market value. We have not written in-the-money calls at transaction date, but we are not restricted in any way from doing so. Some market analysts consider the practice of writing covered calls to be a conservative equity strategy.

     There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

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

     99.1 Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2003.

     99.2 Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2003.

     99.3 Certification of John A. Rife, Pursuant To 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, dated May 12, 2003.

     99.4 Certification of Kent G. Baker, Pursuant To 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, dated May 12, 2003.

(b)  No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED FIRE & CASUALTY COMPANY
                                            (Registrant)

                                            May 12, 2003
                                            (Date)


                                            By:       /s/ John A. Rife
                                                ----------------------------
                                                        John A. Rife
                                                         President,
                                                  Chief Executive Officer


                                            By:        /s/ K.G. Baker
                                                ----------------------------
                                                         K.G. Baker
                                                      Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer