Form 10-Q
period 2003-06-30
UNITED FIRE & CASUALTY CO
filed 2003-08-12
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY

(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue, S.E
Cedar Rapids, Iowa	52407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 399-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒ NO  ☐

As of August 1, 2003, 10,037,944 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION         Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (market value $173,733 in 2003 and $199,441 in 2002)	$162,084	$186,204
Available-for-sale, at market (amortized cost $1,324,236 in 2003 and $1,352,285 in 2002)	1,436,431	1,398,636
Trading, at market (amortized cost $9,601 in 2003 and $4,344 in 2002)	9,764	4,117
Equity securities, at market (cost $37,181 in 2003 and $35,229 in 2002)	110,165	99,494
Mortgage loans	27,167	12,109
Policy loans	8,003	7,930
Other long-term investments	9,534	11,821
Short-term investments	15,292	1,725

	$1,778,440	$1,722,036

Cash and Cash Equivalents	$266,816	$136,892
Accrued Investment Income	26,322	27,523
Premiums Receivable	125,703	108,372
Deferred Policy Acquisition Costs	72,121	90,391
Property and Equipment	16,043	15,922
Reinsurance Receivables	39,141	40,667
Prepaid Reinsurance Premiums	3,682	6,514
Intangibles	1,487	2,159
Income Taxes Receivable	1,652	1,872
Other Assets	17,209	7,127

TOTAL ASSETS	$2,348,616	$2,159,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$414,678	$392,649
Life insurance	1,197,411	1,128,749
Unearned premiums	239,563	219,968
Accrued expenses and other liabilities	61,115	50,725
Deferred income taxes	30,261	11,838

TOTAL LIABILITIES	$1,943,028	$1,803,929

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock – Series A, no par value	$65,284	$65,113
Stockholders’ Equity
Common stock	$33,460	$33,458
Additional paid-in capital	6,956	6,943
Retained earnings	218,068	199,597
Accumulated other comprehensive income, net of tax	81,820	50,435

TOTAL STOCKHOLDERS’ EQUITY	$340,304	$290,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,348,616	$2,159,475

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Three months ended June 30,
	2003	2002

Revenues
Net premiums earned	$113,083	$102,072
Investment income, net of investment expenses	26,622	25,878
Realized investment losses	(75)	(8,686)
Other income	820	545

	140,450	119,809

Benefits, Losses and Expenses
Losses and settlement expenses	71,531	66,823
Increase in liability for future policy benefits	1,547	1,894
Amortization of deferred policy acquisition costs	22,809	20,630
Other underwriting expenses	11,726	13,381
Interest on policyholders’ accounts	14,135	12,629

	121,748	115,357

Income before income taxes	18,702	4,452
Federal income tax expense	5,729	634

Net Income	$12,973	$3,818

Less preferred stock dividends and accretions	1,174	660

Earnings available to common shareholders	$11,799	$3,158

Weighted average common shares outstanding	10,037,728	10,037,032

Basic earnings per common share	$1.18	$0.31

Diluted earnings per common share	$1.10	$0.31

Cash dividends declared per common share	$0.19	$0.18

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Six months ended June 30,
	2003	2002

Revenues
Net premiums earned	$223,931	$199,454
Investment income, net of investment expenses	52,685	50,780
Realized investment losses	(2,848)	(8,142)
Other income	1,558	963

	275,326	243,055

Benefits, Losses and Expenses
Losses and settlement expenses	139,629	132,473
Increase in liability for future policy benefits	3,872	3,375
Amortization of deferred policy acquisition costs	44,877	37,884
Other underwriting expenses	23,772	24,210
Interest on policyholders’ accounts	27,989	25,133

	240,139	223,075

Income before income taxes	35,187	19,980
Federal income tax expense	10,593	5,070

Net Income	$24,594	$14,910

Less preferred stock dividends and accretions	2,359	660

Earnings available to common shareholders	$22,235	$14,250

Weighted average common shares outstanding	10,037,598	10,036,755

Basic earnings per common share	$2.22	$1.42

Diluted earnings per common share	$2.09	$1.41

Cash dividends declared per common share	$0.38	$0.36

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six months ended June 30,
	2003	2002

Cash Flows From Operating Activities
Net income	$24,594	$14,910

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$(353)	$(481)
Depreciation and amortization	1,672	1,845
Realized investment losses	2,848	8,142
Net cash flows from trading investments	(5,261)	(4,026)
Changes in:
Accrued investment income	1,201	(1,540)
Premiums receivable	(17,331)	(21,805)
Deferred policy acquisition costs	(8,093)	(12,236)
Reinsurance receivables	1,526	12
Prepaid reinsurance premiums	2,832	(1,894)
Income taxes receivable	220	887
Other assets	(10,082)	(4,657)
Future policy benefits and losses, claims and settlement expenses	31,765	9,614
Unearned premiums	19,595	30,611
Accrued expenses and other liabilities	10,402	(4,339)
Income taxes payable	—	916
Deferred income taxes	2,071	(357)
Other, net	1,771	107

Total adjustments	$34,783	$799

Net cash provided by operating activities	$59,377	$15,709

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$21,764	$226
Proceeds from call and maturity of held-to-maturity investments	26,102	30,291
Proceeds from call and maturity of available-for-sale investments	81,863	62,027
Proceeds from sale of short-term and other investments	1,279	82
Purchase of held-to-maturity investments	(1,606)	—
Purchase of available-for-sale investments	(79,775)	(204,905)
Purchase of short-term and other investments	(30,389)	(1,457)
Purchase of property and equipment	(1,669)	(620)

Net cash provided by (used in) investing activities	$17,569	$(114,356)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$95,634	$122,960
Withdrawals from investment and universal life contracts	(36,708)	(63,027)
Net proceeds from issuance of preferred stock	—	64,955
Issuance of common stock	15	33
Payment of cash dividends	(5,963)	(4,090)

Net cash provided by financing activities	$52,978	$120,831

Net Change in Cash and Cash Equivalents	$129,924	$22,184
Cash and Cash Equivalents at Beginning of Period	136,892	46,263

Cash and Cash Equivalents at End of Period	$266,816	$68,447

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002. The review report of Ernst & Young LLP as of and for the three and six-month periods ending June 30, 2003 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid for the six-month periods ended June 30, 2003 and 2002 were $8,301,000 and $3,801,000, respectively. We made no significant payments of interest for the six-month periods ended June 30, 2003 and 2002, other than interest credited to policyholders’ accounts.

Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. We have determined that the compensation cost for the six-month periods ended June 30, 2003 and 2002 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform to the 2003 financial statement presentation.

Note 2.    New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in annual and interim financial statements about the

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25 and we have made the applicable disclosures in Note 1.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying variable to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003. We have not yet determined the impact that the adoption of this Statement will have on our Consolidated Financial Statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of this Statement will have any impact on our Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation addresses the consolidation of entities for which control is achieved through means other than through voting rights (i.e., variable interest entities) by extending the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 provides guidance on how to identify a variable interest entity and to determine when and which business enterprise (i.e., the primary beneficiary) should consolidate the variable interest entity. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures addressing their involvement with the variable interest entity. We have evaluated the provisions of Interpretation No. 46 and have determined that our affiliate, United Fire Lloyds, meets the definition of a variable interest entity for which we are the primary beneficiary. United Fire Lloyds has been included in our consolidated financial results since we acquired the entity in 1999; therefore, no cumulative-effect adjustment is required to be recorded in our current or prior period financial statements upon adoption of Interpretation No. 46. As of and for the six-month period ended June 30, 2003, United Fire Lloyds reported net assets and net income of $2,920,000 and $149,000, respectively, as determined on the basis of accounting practices prescribed by our states of domicile.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.     Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from three other locations. All four locations are aggregated because they target a similar customer base, market the same products, and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations. Our management evaluates the two segments both on the basis of accounting practices prescribed by our states of domicile and on the basis of accounting principles generally accepted in the United States. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The basis we use to determine and analyze segments and to measure segment profit has not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2002.

We report the following analysis on the basis of accounting principles generally accepted in the United States. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	(In Thousands)

	Property and Casualty Insurance	Life Insurance	Total

Six Months Ended June 30, 2003
Net premiums earned	$209,064	$14,979	$224,043
Investment income, net of investment expenses	11,783	40,903	52,686
Realized investment gains (losses)	792	(3,637)	(2,845)
Other income	1,496	62	1,558

Revenues	$223,135	$52,307	$275,442

Intersegment Eliminations	(55)	(61)	(116)

Total Revenues	$223,080	$52,246	$275,326

Net income	$22,648	$1,946	$24,594

Assets	$896,018	$1,452,598	$2,348,616

Six Months Ended June 30, 2002
Net premiums earned	$185,285	$14,278	$199,563
Investment income, net of investment expenses	13,307	37,536	50,843
Realized investment losses	(480)	(7,662)	(8,142)
Other income	909	54	963

Revenues	$199,021	$44,206	$243,227

Intersegment Eliminations	(63)	(109)	(172)

Total Revenues	$198,958	$44,097	$243,055

Net income (loss)	$15,191	$(281)	$14,910

Assets	$816,741	$1,220,304	$2,037,045

Note 4.    Derivative Instruments

We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. We record covered call options at fair value and include them in accrued expenses and other liabilities. We recognize income or loss associated with covered call options, including changes in the fair value of the covered call options, currently in earnings as a component of realized investment gains (losses). At June 30, 2003 we had no open covered call options.

Our investment portfolio includes trading securities with embedded derivatives, which are primarily convertible debt and equity instruments. These securities are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). At June 30, 2003, our trading portfolio of debt and equity securities had a market value of $10,209,000.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $55,979,000 and $22,932,000 for the six months ended June 30, 2003 and 2002, respectively. Comprehensive income was $38,013,000 and $13,942,000 for the three months ended June 30, 2003 and 2002, respectively.

Note 6.    Escrow Agreement

During the third quarter of 2001, we presented claims against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which we acquired in August 1999. The amount of this escrow totaled $1,990,000 and is recorded as a part of other assets on our Consolidated Balance Sheets. We have filed a lawsuit to enforce the payment to us of the amount of our claims, and we anticipate American Indemnity Financial Corporation’s stockholder representatives will resist our claims. It is too early in the litigation to make an estimate as to the likelihood or amount of recovery.

Note 7.    Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing net income or loss available to common stockholders (net income or loss less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding and our outstanding stock options.

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred dividends and accretions due to the assumed conversion of all the convertible preferred stock to common stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the second quarter and first half of 2003, and was therefore included in the respective calculations of diluted earnings per share.

We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our common stock during the period. This method assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Earnings available to common shareholders	$11,799,000	$3,158,000	$22,235,000	$14,250,000
Weighted average common shares outstanding	10,037,728	10,037,032	10,037,598	10,036,755
Potentially dilutive common shares	1,723,581	8,539	1,722,534	538,745

Weighted average common and potential shares outstanding	11,761,309	10,045,571	11,760,132	10,575,500
Basic earnings per common share	1.18	.31	2.22	1.42
Diluted earnings per common share	1.10	.31	2.09	1.41

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Redeemable Preferred Stock

On May 6, 2002, we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. The issuance of the preferred stock resulted in the collection of net proceeds totaling $64,884,000. The preferred shares are non-voting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. We incurred dividends of $2,187,000 on our preferred stock in the first half of 2003. The preferred stock has a liquidation preference and redemption price of $25 per share.

Issuance costs in connection with our preferred stock offering totaled $4,116,000. We are accreting these costs over a 12-year period. Through June 30, 2003, we have accreted $400,000 related to the preferred stock issuance costs, of which $172,000 has been accreted in the first half of 2003. We will review the accretion period annually to determine if we need to accelerate the accretion.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders and Board of Directors of

United Fire & Casualty Company

We have reviewed the accompanying consolidated balance sheet of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of June 30, 2003, and the related consolidated statement of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statement of cash flows for the six-month period ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at June 30, 2003, and for the three-month and six-month periods then ended, for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    Ernst & Young LLP

August 1, 2003

Chicago, Illinois

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; legal developments; changing rates of inflation, interest rates and other economic conditions; a continuation or worsening of global economic conditions; a slow recovery from the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

REGULATION G COMPLIANCE MEASURES

In response to new disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 (specifically Regulation G which became effective March 2003), measures used in this discussion that are not based on accounting principles generally accepted in the United States (Non-GAAP) are defined and reconciled to the most directly comparable GAAP measures and operating measures in the “Non-GAAP Financial Measures” section at the end of this discussion.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 2003 was $12,973,000, or $1.18 per share (after providing for the dividend on convertible preferred stock), which includes net realized investment losses (before tax) of $75,000. Net income for the second quarter of 2002 was $3,818,000, or $.31 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $8,686,000. Second quarter diluted earnings were $1.10 per share and $.31 per share for 2003 and 2002, respectively.

Total revenues increased by $20,641,000 to $140,450,000 in the second quarter of 2003, a 17 percent increase over the second quarter of 2002. Second quarter 2003 premiums earned were $113,083,000, compared to $102,072,000 in the second quarter of 2002. Investment income rose to $26,622,000 in the second quarter of 2003, a 3 percent increase over the second quarter of 2002. The overall improvement in total revenues was the result of property and casualty premium rate increases in 2002 and the continuation of these pricing increases into the second quarter of 2003, as well as a decrease in investment write-downs as compared to the prior year.

For the first half of 2003, net income was $24,594,000, or $2.22 per share. For the six months ended June 30, 2002, net income was $14,910,000, or $1.42 per share. Diluted earnings for the first half of 2003 was $2.09 per share. Diluted earnings for the first half of 2002 was $1.41 per share. Net realized investment losses (before tax) were $2,848,000 through June 30, 2003, compared to net realized investment losses (before tax) of $8,142,000 for the first six months of 2002.

Property and Casualty Insurance Segment

In the second quarter of 2003, our property and casualty insurance segment’s pre-tax income was $15,454,000, compared to $9,109,000 in the second quarter of 2002. The improvement in pre-tax income was the result of premium rate increases and a decrease in non-catastrophe claims frequency, offset by an increase in deferred acquisition cost asset amortization and reduced investment income.

Net premiums written in the second quarter of 2003 were $117,393,000, compared to $113,603,000 in the second quarter of 2002. Net premiums earned in the second quarter of 2003 were $105,707,000, compared to $94,750,000 in the second quarter of 2002. The strong results in both premiums written and premiums earned is due to premium rate increases in 2002 and 2003, as the number of policies in force has declined over the past year.

Pre-tax catastrophe losses, net of reinsurance, of $12,309,000 for the second quarter of 2003 added 11.6 points to the combined ratio, with an after-tax earnings impact of 80 cents per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $4,637,000 for the second quarter of 2002 added 4.9 points to the combined ratio, with an after-tax earnings impact of 30 cents per share. The increase in catastrophe losses in the second quarter of 2003 is attributable primarily to an abnormally severe series of weather related events occurring during the quarter. A hailstorm that passed through Texas in April resulted in net incurred losses to date of $3,625,000, and a series of severe storms that struck the Midwest and South in May resulted in net incurred losses to date of $7,096,000.

Pre-tax catastrophe losses for the six months ended June 30, 2003, net of reinsurance, were $12,809,000, which added 6.1 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of 83 cents per share. For the same period of 2002, pre-tax catastrophe losses were $5,073,000, which added 2.7 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of 33 cents per share.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loss ratio, which includes loss adjustment expenses, was 64.3 percent for the second quarter of 2003 versus 66.6 percent for the second quarter of 2002. The loss ratio was 62.9 percent for the first half of 2003, versus 67.2 percent for the first half of 2002. The improvement in the 2003 loss ratios, when compared to the 2002 loss ratios, is primarily attributable to an increase in premium rates and a decrease in non-catastrophe claims frequency. Although we have experienced improvement in claims frequency, claims severity has increased in the second quarter of 2003.

We review the direct loss ratio to measure our profitability by line, and we make pricing and underwriting decisions based upon this evaluation. Through June 30, 2003, the direct loss ratio was 60.9 percent, compared to 65.2 percent for the same period in 2002. The improvement in the direct loss ratio is primarily attributable to an increase in premium rates and a decrease in non-catastrophe claims frequency.

The expense ratio improved to 28.7 percent in the second quarter of 2003, compared to 30.7 percent in the second quarter of 2002. This improvement was primarily the result of the increased premium rates initiated in 2002. Because of these premium rate increases, our 2003 earned premiums increased. Because policies in force have decreased in 2003, we have been able to achieve our premiums increase without a corresponding increase in underwriting expenses.

Life Insurance Segment

In the second quarter of 2003, our life insurance segment recorded pre-tax income of $3,248,000 compared to a pre-tax loss of $4,657,000 for the second quarter of 2002. The improvement was primarily attributable to investment write-downs of $1,975,000 in the second quarter of 2003, compared to $7,746,000 in the second quarter of 2002.

Net premiums earned in the second quarter of 2003 were $7,376,000 compared to $7,322,000 in the second quarter of 2002. Net investment income increased by $1,313,000, or 6.9 percent, in the second quarter of 2003. As a result of the decrease in investment write-downs in 2003, net realized investment losses improved to $973,000 in the second quarter of 2003 compared to $7,814,000 in the second quarter of 2002. These increases in our life insurance segment’s second quarter revenues were accompanied by improvements in its operating expenses, which are attributable to lower annuity volume in 2003 when compared to 2002.

Losses and settlement expenses, provision for liability for future policyholder benefits and other underwriting expenses decreased in the second quarter of 2003 when compared to the same period in 2002. These improvements in our life insurance segment’s quarterly results were offset by an increase in interest credited on policyholder accounts of $1,506,000, or 11.9 percent.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to accounting principles generally accepted in the United States, annuity deposits are not reflected in net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the second quarter of 2003, annuity deposits were $37,895,000 compared to $62,065,000 in the second quarter of 2002. The decrease in annuities written was the result of lower interest crediting rates in the second quarter of 2003 when compared to the second quarter of 2002, which resulted in our annuities being a less desirable investment option to potential investors.

As of June 30, 2003, we temporarily suspended the sale of all new fixed annuity business. We made this decision in consideration of the difficulty we had in finding suitable investment vehicles in terms of duration and quality to fit our asset-liability matching needs. We have accumulated significant amounts of cash. While this accumulation has improved our liquidity, it has also resulted in negative spreads on new business. This means that existing business is subsidizing new business. We believe that suitable investment vehicles will be more readily available when the economy recovers and interest rates begin to rise, leading to more appropriate opportunities to invest our cash. Unfortunately, this process is taking much longer than we expected.

Investment Results

We recorded net investment income (before tax) of $52,685,000 for the first half of 2003 compared with $50,780,000 for the same period in 2002. During the first half of 2003 our invested assets grew from $1,722,036,000 to $1,778,440,000.

Net realized investment losses (before tax) through June 30, 2003 totaled $2,848,000 versus $8,142,000 for the first half of 2002. The improvement is primarily attributable to a decrease in other-than-temporary investment impairments between periods. Through June 30, 2003, pre-tax other-than-temporary investment impairments totaled $6,032,000 compared to $9,032,000 for the same period in 2002.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the investment. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

The composition of our investment portfolio at June 30, 2003 is presented in the following table in accordance with accounting principles generally accepted in the United States:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total

(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total

Fixed maturities(1)	$403,906	76.8%	$1,204,373	96.2%	$1,608,279	90.4%
Equity securities	105,617	20.1	4,548	0.4	110,165	6.2
Mortgage loans	5,592	1.1	21,575	1.7	27,167	1.5
Policy loans	—	—	8,003	0.6	8,003	0.5
Other long-term investments	9,534	1.8	—	—	9,534	0.5
Short-term investments	1,375	0.2	13,917	1.1	15,292	0.9

Total	$526,024	100.0%	$1,252,416	100.0%	$1,778,440	100.0%

(1)	Available for sale and trading fixed maturities are carried at fair value, while held to maturity fixed maturities are carried at amortized cost.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At June 30, 2003, our consolidated total assets were $2,348,616,000, compared to $2,159,475,000 at December 31, 2002. Invested assets, primarily fixed income securities, increased only $56,404,000, or 3 percent, from December 31, 2002. Growth in our investment portfolio during 2003 has been hindered by poor market conditions. Because of the current unsettled investment environment, we have held most of the funds generated by our operating, investment and financing activities in cash and cash equivalents rather than investing them. At June 30, 2003, cash and cash equivalents totaled $266,816,000, compared to $136,892,000 at December 31, 2002. The increase in invested assets we have experienced this year is attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity. Unrealized appreciation arising during the first half of 2003 increased invested assets by $74,634,000. This increase in invested assets was offset slightly by the fact that we are not investing funds at a rate sufficient to match the sale, call and maturity of investments during the first half of 2003.

At June 30, 2003, $1,436,431,000, or 89 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,398,636,000, or 88 percent, at December 31, 2002. Our trading securities consist primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. We classify our remaining fixed maturities as held-to-maturity and report them at amortized cost.

Our deferred policy acquisition costs asset decreased $18,270,000, or 20 percent, to $72,121,000 at June 30, 2003 from the deferred policy acquisition costs asset at December 31, 2002. Our property and casualty insurance segment’s deferred policy acquisition costs asset increased $6,469,000, or 18 percent, to $43,040,000 at June 30, 2003 from the deferred policy acquisition costs asset at December 31, 2002. The growth was attributable primarily to the increase in net premiums written.

One component of our life insurance segment’s estimate of the deferred policy acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. The unrealized investment component of our life insurance segment’s deferred acquisition costs calculation contributed a decrease of $55,942,000 in the reported deferred acquisition costs asset compared to the $29,579,000 decrease at December 31, 2002.

Cash flow and liquidity is primarily derived from operating cash flows. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $59,377,000 for the six months ended June 30, 2003 compared to $15,709,000 for the six months ended June 30, 2002. The increase in cash provided by operating activities was primarily due to growth in premiums. We also have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $131,008,000 through June 30, 2003 and $92,626,000 through June 30, 2002. If our operating and investment cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At June 30, 2003, our consolidated invested assets included $15,292,000 of short-term investments, which consist primarily of investments in commercial paper. We may also borrow up to $20,000,000 on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2002 or in the first half of 2003.

Financing activities provided cash of $52,978,000 through the first six months of 2003, compared to $120,831,000 through the first six months of 2002. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $58,926,000 through June 30, 2003 compared to $59,933,000 for the same period of 2002.

Stockholders’ equity increased from $290,433,000 at December 31, 2002 to $340,304,000 at June 30, 2003, an increase of 17 percent. The primary increases to stockholders equity were net income of $24,594,000 and unrealized appreciation (net of tax) of $31,385,000. Decreases to stockholders’ equity included stockholder dividends and preferred stock accretions of $6,123,000. At June 30, 2003, book value was $33.90 per common share, compared to $28.94 per common share at December 31, 2002.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The primary non-GAAP financial measures we utilize are written premium and catastrophe losses, which are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

Written premium:  Written premium is a statutory accounting measure representing the amount of premium charged for policies issued during the period. Premiums are reflected as revenue as they are earned over the underlying policy period. Net written premiums applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net written premium as a measure of business production for the period under review.

Second Quarter	Written Premiums	Net change in UEP	Earned

2003	$124,992,000	$(11,909,000)	$113,083,000
2002	121,299,000	(19,227,000)	102,072,000

Year to date June 30,

2003	$246,305,000	$(22,374,000)	$223,931,000
2002	227,997,000	(28,543,000)	199,454,000

Catastrophe losses:  A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate the performance both including and excluding catastrophe losses. We define catastrophes to include events that cause $25,000,000 or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals, those events we believe are, or will be, material to our operations, either in amount, or in number of claims made.

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

The active management of market risk is integral to our operations. We have investment guidelines that define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, we have for each of our subsidiaries specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product and regulatory requirements. We respond to market risk by rebalancing our existing asset portfolio and by managing the character of future investment purchases.

We write covered call options from time to time on common stocks that we own. The writing of covered call options does not compose a significant portion of our investment operations. Generally, we write the calls on stocks we view as over-priced relative to their market value. We have not written covered call options that are in the money when they are written, but we are not restricted in any way from doing so. Some market analysts consider the practice of writing covered calls to be a conservative equity strategy.

There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information about us (and our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At United Fire’s Annual Stockholders’ Meeting on May 21, 2003, the following proposal was adopted by the margins indicated.

To elect the following Class C directors for a term of three years or until such time as their respective successors have been elected or appointed.

	Number of Shares

	VOTED FOR	ABSTAINING

Christopher R. Drahozal	8,495,064	43,324
Jack B. Evans	8,399,869	138,519
Thomas W. Hanley	8,492,744	45,644
George D. Milligan	8,395,837	142,551

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997.

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference to Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998.

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference to Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997.

31.1	Certification of John A. Rife, Pursuant To 13A-15(E) or 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Kent G. Baker, Pursuant To 13A-15(E) or 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On May 7, 2003, we filed a report on Form 8-K in connection with our first quarter earnings release dated May 5, 2003.

On June 26, 2003, we filed a report on Form 8-K announcing the suspension of our fixed annuity sales effective June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

(Registrant)

August 12, 2003

(Date)

/s/    John A. Rife

John A. Rife

President, Chief Executive Officer

/s/    K.G. Baker

K.G. Baker

Vice President, Chief Financial Officer and Principal Accounting Officer