Form 10-Q
period 2003-09-30
UNITED FIRE & CASUALTY CO
filed 2003-11-07
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

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

As of November 7, 2003, 10,038,244 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (market value $152,560 in 2003 and $199,441 in 2002)	$142,236	$186,204
Available-for-sale, at market (amortized cost $1,420,905 in 2003 and $1,352,285 in 2002)	1,521,394	1,398,636
Trading, at market (amortized cost $8,821 in 2003 and $4,344 in 2002)	8,656	4,117
Equity securities, at market (cost $38,173 in 2003 and $35,229 in 2002)	114,158	99,494
Mortgage loans	26,767	12,109
Policy loans	7,997	7,930
Other long-term investments	9,039	11,821
Short-term investments	6,637	1,725

	$1,836,884	$1,722,036

Cash and Cash Equivalents	$212,923	$136,892
Accrued Investment Income	26,352	27,523
Premiums Receivable	121,650	108,372
Deferred Policy Acquisition Costs	80,857	90,391
Property and Equipment	18,567	15,922
Reinsurance Receivables	36,852	40,667
Prepaid Reinsurance Premiums	3,600	6,514
Intangibles	1,424	2,159
Income Taxes Receivable	2,613	1,872
Other Assets	12,719	7,127

TOTAL ASSETS	$2,354,441	$2,159,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$417,794	$392,649
Life insurance	1,206,836	1,128,749
Unearned premiums	241,420	219,968
Accrued expenses and other liabilities	44,173	50,725
Deferred income taxes	29,719	11,838

TOTAL LIABILITIES	$1,939,942	$1,803,929

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock – Series A, no par value	$65,370	$65,113
Stockholders’ Equity
Common stock	$33,461	$33,458
Additional paid-in capital	6,964	6,943
Retained earnings	229,323	199,597
Accumulated other comprehensive income, net of tax	79,381	50,435

TOTAL STOCKHOLDERS’ EQUITY	$349,129	$290,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,354,441	$2,159,475

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Three months ended September 30,
	2003	2002
Revenues
Net premiums earned	$118,527	$107,333
Investment income, net of investment expenses	27,608	27,085
Realized investment losses	(252)	(2,974)
Other income	218	454

	146,101	131,898

Benefits, Losses and Expenses
Losses and settlement expenses	74,736	80,734
Increase in liability for future policy benefits	1,502	1,097
Amortization of deferred policy acquisition costs	25,188	21,907
Other underwriting expenses	9,798	11,832
Interest on policyholders’ accounts	14,244	13,330

	125,468	128,900

Income before income taxes	20,633	2,998
Federal income tax expense	6,311	178

Net Income	$14,322	$2,820

Less preferred stock dividends and accretions	1,185	1,239

Earnings available to common shareholders	$13,137	$1,581

Weighted average common shares outstanding	10,038,127	10,037,344

Basic earnings per common share	$1.31	$0.16

Diluted earnings per common share	$1.22	$0.16

Cash dividends declared per common share	$0.19	$0.18

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Nine months ended September 30,
	2003	2002
Revenues
Net premiums earned	$342,458	$306,787
Investment income, net of investment expenses	80,293	77,865
Realized investment losses	(3,100)	(11,116)
Other income	1,776	1,417

	421,427	374,953

Benefits, Losses and Expenses
Losses and settlement expenses	214,365	213,207
Increase in liability for future policy benefits	5,374	4,472
Amortization of deferred policy acquisition costs	70,065	59,791
Other underwriting expenses	33,570	36,042
Interest on policyholders’ accounts	42,233	38,463

	365,607	351,975

Income before income taxes	55,820	22,978
Federal income tax expense	16,904	5,248

Net Income	$38,916	$17,730

Less preferred stock dividends and accretions	3,544	1,899

Earnings available to common shareholders	$35,372	$15,831

Weighted average common shares outstanding	10,037,776	10,036,953

Basic earnings per common share	$3.52	$1.58

Diluted earnings per common share	$3.31	$1.58

Cash dividends declared per common share	$0.57	$0.54

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2003	2002
Cash Flows From Operating Activities
Net income	$38,916	$17,730

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$(678)	$(678)
Depreciation and amortization	2,892	2,709
Realized investment losses	3,100	11,116
Net cash flows from trading investments	(4,302)	(2,802)
Changes in:
Accrued investment income	1,171	(579)
Premiums receivable	(13,278)	(24,428)
Deferred policy acquisition costs	(11,862)	(18,346)
Reinsurance receivables	3,815	6,461
Prepaid reinsurance premiums	2,914	(2,484)
Income taxes receivable	(741)	(267)
Other assets	(5,592)	(5,965)
Future policy benefits and losses, claims and settlement expenses	38,481	21,085
Unearned premiums	21,452	36,412
Accrued expenses and other liabilities	(6,540)	3,926
Deferred income taxes	2,843	(1,122)
Other, net	1,581	122

Total adjustments	$35,256	$25,160

Net cash provided by operating activities	$74,172	$42,890

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$21,774	$6,990
Proceeds from call and maturity of held-to-maturity investments	46,242	42,322
Proceeds from call and maturity of available-for-sale investments	129,946	91,205
Proceeds from sale of short-term and other investments	12,998	177
Purchase of held-to-maturity investments	(1,606)	—
Purchase of available-for-sale investments	(225,585)	(306,318)
Purchase of short-term and other investments	(32,375)	(1,787)
Purchase of property and equipment	(5,365)	(1,095)

Net cash used in investing activities	$(53,971)	$(168,506)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$120,301	$226,355
Withdrawals from investment and universal life contracts	(55,550)	(97,718)
Net proceeds from issuance of preferred stock	—	64,888
Issuance of common stock	24	36
Payment of cash dividends	(8,945)	(6,996)

Net cash provided by financing activities	$55,830	$186,565

Net Change in Cash and Cash Equivalents	$76,031	$60,949
Cash and Cash Equivalents at Beginning of Period	136,892	46,263

Cash and Cash Equivalents at End of Period	$212,923	$107,212

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002. The review report of Ernst & Young LLP as of and for the three and nine-month periods ending September 30, 2003 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

To prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts of assets and liabilities reported in our Consolidated Financial Statements, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements and the amounts of revenues and expenses during the reporting period reported in our Consolidated Financial Statements. Actual results could differ from those reported based on changes to our estimates and assumptions.

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. Net income taxes paid for the nine-month periods ended September 30, 2003 and 2002 were $14,802,000 and $5,602,000, respectively. We made no significant payments of interest for the nine-month periods ended September 30, 2003 and 2002, other than interest credited to policyholders’ accounts.

Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. We have determined that the unrecognized compensation expense for the nine-month periods ended September 30, 2003 and 2002 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Certain amounts included in the Consolidated Financial Statements for prior years have been reclassified to conform to the 2003 financial statement presentation.

Note 2. New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in annual and interim financial statements

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement and we have made the applicable disclosures in Note 1.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying variable to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement No. 149 is to be applied prospectively to contracts entered into or modified after September 30, 2003. We will evaluate our reporting for all contracts to which Statement No. 149 applies; however, we do not believe that the adoption of this Statement will have any impact on our Consolidated Financial Statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this Statement did not have any impact on our Consolidated Financial Statements. Please refer to Note 8 for additional information.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation addresses the consolidation of entities for which control is achieved through means other than through voting rights by extending the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (i.e., variable interest entities). Interpretation No. 46 provides guidance on how to identify a variable interest entity and to determine when and which business enterprise (i.e., the primary beneficiary) should consolidate the variable interest entity. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures addressing their involvement with the variable interest entity. We have evaluated the provisions of Interpretation No. 46 and have determined that our affiliate, United Fire Lloyds, meets the definition of a variable interest entity for which we are the primary beneficiary. United Fire Lloyds has been included in our consolidated financial results since we acquired the entity in 1999; therefore, no cumulative-effect adjustment is required to be recorded in our current or prior period financial statements upon adoption of Interpretation No. 46. As of and for the nine-month period ended September 30, 2003, the net assets and net income reported by United Fire Lloyds did not have a material impact on our Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from three other locations. All four locations are aggregated because they target a similar customer base, market the same products and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations. Our management evaluates the two segments both on the basis of accounting practices prescribed by our states of domicile and on the basis of accounting principles generally accepted in the United States. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2002.

We report the following analysis on the basis of accounting principles generally accepted in the United States. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	(In Thousands)
	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2003
Net premiums earned	$320,035	$22,695	$342,730
Investment income, net of investment expenses	19,416	60,880	80,296
Realized investment gains (losses)	459	(3,556)	(3,097)
Other income	1,688	88	1,776

Revenues	$341,598	$80,107	$421,705

Intersegment Eliminations	(82)	(196)	(278)

Total Revenues	$341,516	$79,911	$421,427

Net Income	$34,797	$4,119	$38,916

Assets	$915,313	$1,439,128	$2,354,441

Nine Months Ended September 30, 2002
Net premiums earned	$285,625	$21,326	$306,951
Investment income, net of investment expenses	20,575	57,384	77,959
Realized investment losses	(1,577)	(9,539)	(11,116)
Other income	1,331	86	1,417

Revenues	$305,954	$69,257	$375,211

Intersegment Eliminations	(94)	(164)	(258)

Total Revenues	$305,860	$69,093	$374,953

Net Income	$16,785	$945	$17,730

Assets	$818,108	$1,306,191	$2,124,299

Note 4. Derivative Instruments

We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. We record covered call options at fair value and include them in accrued expenses and other liabilities. We recognize income or loss associated with covered call options, including changes in the fair value of the covered call options, currently in earnings as a component of realized investment gains (losses). At September 30, 2003 we had no open covered call options.

Our investment portfolio includes trading securities with embedded derivatives, which are primarily convertible debt and equity instruments. These securities are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our trading portfolio of debt and equity securities had a market value of $8,656,000 at September 30, 2003, compared to $4,117,000 at December 31, 2002.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $67,862,000 and $22,646,000 for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive income (loss) was $11,883,000 and $(286,000) for the three months ended September 30, 2003 and 2002, respectively.

Note 6. Escrow Agreement

During the third quarter of 2001, we presented claims against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which we acquired in August 1999. The amount of this escrow totaled $1,990,000 and is recorded as a component of other assets on our Consolidated Balance Sheets. We have filed a lawsuit to enforce the payment to us of the amount of our claims, and American Indemnity Financial Corporation’s stockholder representatives are resisting our claims. It is too early in the litigation to make an estimate as to the likelihood or amount of recovery.

Note 7. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing net income or loss available to common stockholders (net income or loss less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock and our outstanding stock options.

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares outstanding by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred dividends and accretions due to the assumed conversion to common stock of all the convertible preferred stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the three and nine-month periods ended September 30, 2003, and was therefore included in the respective calculations of diluted earnings per share.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$14,322,000	$2,820,000	$38,916,000	$17,730,000
Earnings available to common shareholders	13,137,000	1,581,000	35,372,000	15,831,000
Weighted average common shares outstanding	10,038,127	10,037,344	10,037,776	10,036,953
Potentially dilutive common shares	1,731,806	10,608	1,716,350	9,062

Weighted average common and potential shares outstanding	11,769,933	10,047,952	11,754,126	10,046,015
Basic earnings per common share	1.31	.16	3.52	1.58
Diluted earnings per common share	1.22	.16	3.31	1.58

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Redeemable Preferred Stock

On May 6, 2002, we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. The issuance of the preferred stock resulted in the collection of net proceeds totaling $64,884,000. The preferred shares are non-voting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year. We incurred dividends of $3,287,000 on our preferred stock in the first nine months of 2003. The preferred stock has a liquidation preference and redemption price of $25 per share.

Issuance costs in connection with our preferred stock offering totaled $4,116,000. We are accreting these costs over a 12-year period. Through September 30, 2003, we have accreted $486,000 related to the preferred stock issuance costs, of which $257,000 was accreted in the first nine months of 2003. We review the accretion period annually to determine if we need to accelerate the accretion.

The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at an initial conversion price of $40.26 per share of common stock, which is equivalent to .621 shares of common stock for each share of preferred stock converted. The conversion price is subject to adjustment upon the occurrence of certain events.

We may redeem all or any shares of preferred stock on or after May 15, 2005. The preferred stock is subject to mandatory redemption on May 15, 2014.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders and Board of Directors of

United Fire & Casualty Company

We have reviewed the accompanying consolidated balance sheet of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of September 30, 2003, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at September 30, 2003, and for the three-month and nine-month periods then ended, for them to be in conformity with accounting principles generally accepted in the United States.

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

October 29, 2003

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

REGULATION G COMPLIANCE MEASURES

In response to new disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 (specifically Regulation G which became effective in March 2003), measures used in this discussion that are not based on accounting principles generally accepted in the United States (Non-GAAP) are defined and reconciled to the most directly comparable GAAP measures and operating measures in the “Non-GAAP Financial Measures” section at the end of this discussion.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 2003 was $14,322,000, or $1.31 per share (after providing for the dividend on convertible preferred stock), which includes net realized investment losses (before tax) of $252,000. Net income for the third quarter of 2002 was $2,820,000, or $.16 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $2,974,000. Third quarter diluted earnings were $1.22 per share and $.16 per share for 2003 and 2002, respectively.

Total revenues increased by $14,203,000 to $146,101,000 in the third quarter of 2003, an 11 percent increase over the third quarter of 2002. Premiums earned in the third quarter of 2003 were $118,527,000, compared to $107,333,000 in the third quarter of 2002. Realized investment losses were $252,000 in the third quarter of 2003, compared to $2,974,000 in the third quarter of 2002. Investment income rose to $27,608,000 in the third quarter of 2003, a 2 percent increase over the third quarter of 2002. The overall improvement in total revenues was primarily the result of property and casualty premium rate increases in 2002 and the continuation of these pricing increases into 2003, as well as a decrease in investment write-downs in the third quarter of 2003 as compared to the third quarter of 2002.

For the first nine months of 2003, net income was $38,916,000, or $3.52 per share. For the first nine months of 2002, net income was $17,730,000, or $1.58 per share. Diluted earnings for the nine-month periods ended September 30, 2003 and 2002, were $3.31 per share and $1.58 per share, respectively. Net realized investment losses (before tax) were $3,100,000 for the nine-month period ended September 30, 2003, compared to $11,116,000 for the nine-month period ended September 30, 2002.

Property and Casualty Insurance Segment

In the third quarter of 2003, our property and casualty insurance segment’s pre-tax income was $17,219,000, compared to $1,101,000 in the third quarter of 2002. The improvement in pre-tax income was the result of premium rate increases and a decrease in non-catastrophe claims frequency; however, higher deferred acquisition cost amortization and reduced investment income offset the improvement to some extent.

Net premiums written in the third quarter of 2003 were $112,728,000, compared to $104,802,000 in the third quarter of 2002. Net premiums earned in the third quarter of 2003 were $110,971,000, compared to $100,340,000 in the third quarter of 2002. The strong results in both premiums written and premiums earned is due primarily to premium rate increases in 2002 and 2003, as the number of policies in force during the third quarter of 2003 declined from the number of policies in force during the third quarter of 2002.

Pre-tax catastrophe losses, net of reinsurance, of $4,148,000 for the third quarter of 2003 added 3.7 points to the combined ratio, with an after-tax earnings impact of $.27 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $4,063,000 for the third quarter of 2002 added 4.0 points to the combined ratio, with an after-tax earnings impact of $.26 per share. We do not have direct exposure to the Southern California wildfires that started in late October of this year.

Pre-tax catastrophe losses for the nine-month period ended September 30, 2003, net of reinsurance, were $16,957,000, which added 5.3 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $1.10 per share. For the same period of 2002, pre-tax catastrophe losses were $9,136,000, which added 3.2 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.59 per share.

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the loss and loss adjustment expense ratios (collectively referred to as the “net loss ratio”), underwriting expense ratio (the “expense ratio”), and the combined ratio. The ratios used in this discussion have been prepared on the basis of accounting principles generally accepted in the United States.

The combined ratio is a commonly used financial measure of underwriting performance, which is computed as the sum of the net loss ratio and the expense ratio. A combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the third quarter of 2003 was 91.2 percent, compared to 105.4 percent for the third quarter of 2002. Our combined ratio for the first nine months of 2003 was 91.3 percent, compared to 99.6 percent for the same period in 2002.

The catastrophe losses discussed above negatively impacted these combined ratios. Without the effect of catastrophes, our combined ratios would have been as follows: third quarter of 2003 - 87.5 percent; third quarter of 2002 - 101.4 percent; nine month period ended September 30, 2003 - 86.0 percent; and nine month period ended September 30, 2002 - 96.4 percent.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. Our net loss ratio was 62.3 percent for the third quarter of 2003, compared to 75.6 percent for the third quarter of 2002. Our net loss ratio was 62.7 percent through the first nine months of 2003, compared to 70.2 percent for the same time period in 2002. In the table below, we present the year-to-date net loss ratio for each of our lines of business.

Nine-month periods ended September 30,		2003			2002
(Dollars in Thousands)	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Loss Ratio	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Loss Ratio

Commercial lines:
Fire and allied lines	$92,479	$44,353	48.0%	$74,835	$50,665	67.7%
Other liability	71,094	45,865	64.5	61,324	43,787	71.4
Automobile	64,838	40,268	62.1	55,877	33,926	60.7
Workers’ compensation	25,354	21,516	84.9	22,946	19,051	83.0
Fidelity and surety	16,372	5,295	32.3	15,752	1,180	7.5
Miscellaneous	689	238	34.5	690	306	44.3

Total commercial lines	$270,826	$157,535	58.2%	$231,424	$148,915	64.3%

Personal lines:
Automobile	$23,667	$19,228	81.2%	$26,097	$20,370	78.1%
Fire and allied lines	19,017	14,303	75.2	20,791	19,732	94.9
Miscellaneous	520	1,421	273.3	512	4.8

Total personal lines	$43,204	$34,952	80.9%	$47,400	$40,106	84.6%

Reinsurance	$6,005	$8,007	133.3%	$6,801	$11,374	167.2%
Total	$320,035	$200,494	62.7%	$285,625	$200,395	70.2%

The improvement in the 2003 loss ratios, when compared to the 2002 loss ratios, is primarily attributable to an increase in premium rates and a decrease in non-catastrophe claims frequency.

Our expense ratio improved to 29.0 percent in the third quarter of 2003, compared to 29.8 percent in the third quarter of 2002. Our expense ratio improved to 28.6 percent in the first nine months of 2003, compared to 29.4 percent in the first nine months of 2002. This improvement was primarily the result of the continuation of the premium rate increases initiated in 2002. Because of these premium rate increases, our 2003 earned premiums increased without a corresponding increase in underwriting expenses.

Life Insurance Segment

In the third quarter of 2003, our life insurance segment recorded pre-tax income of $3,414,000, compared to pre-tax income of $1,897,000 for the third quarter of 2002. The improvement was primarily attributable to recording no investment write-downs in the third quarter of 2003, compared to recording investment write-downs of $2,287,000 in the third quarter of 2002.

Net premiums earned in the third quarter of 2003 were $7,556,000 compared to $6,993,000 in the third quarter of 2002. Net investment income increased by $154,000, or 1.0 percent, in the third quarter of 2003 when compared to the third quarter of 2002. As a result of recognizing no investment write-downs in the third quarter of 2003, we recorded net realized investment gains of $81,000 in the third quarter of 2003, compared to a $1,877,000 net realized investment loss in the third quarter of 2002. The improvements in our life insurance segment’s third quarter revenues were accompanied by a decrease in its other underwriting expenses, which is attributable to lower annuity volume in 2003 when compared to 2002.

These improvements in our life insurance segment’s quarterly results were offset by increases in losses and settlement expenses, provision for liability for future policyholder benefits, and interest credited on policyholder accounts in the third quarter of 2003, when compared to the third quarter of 2002.

Historically, the principal product of our life insurance segment has been the single premium deferred annuity. Pursuant to accounting principles generally accepted in the United States, annuity deposits are not reflected in net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the third quarter of 2003, annuity deposits were $6,923,000, compared to $86,713,000 in the third quarter of 2002. The decrease in annuities written was the result of the temporary suspension of new fixed annuity business discussed below. The annuity deposits recognized in the third quarter of 2003 were the result of business written prior to the suspension of the new fixed annuity business.

As of June 30, 2003, we temporarily suspended the sale of all new fixed annuity business. We made this decision in consideration of the difficulty we had in finding suitable investment vehicles in terms of duration and quality to fit our asset-liability matching needs. We have accumulated significant amounts of cash. While this accumulation has improved our liquidity, it has also resulted in negative spreads on new business. We believe that suitable investment vehicles will be more readily available as the economy continues to recover and interest rates continue to rise, leading to more appropriate opportunities to invest our cash.

Investment Results

We recorded net investment income (before tax) of $80,293,000 for the nine-month period ended September 30, 2003, compared to $77,865,000 for the nine-month period ended September 30, 2002. Our invested assets grew from $1,722,036,000 at December 31, 2002 to $1,836,884,000 at September 30, 2003.

Net realized investment losses (before tax) for the nine-month period ended September 30, 2003 totaled $3,100,000, versus $11,116,000 for the nine-month period ended September 30, 2002. The improvement is primarily attributable to a decrease in other-than-temporary investment impairments between periods. Through September 30, 2003, other-than-temporary investment impairments (before tax) totaled $6,407,000, compared to $11,319,000 for the same period in 2002.

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

The composition of our investment portfolio at September 30, 2003 is presented in the following table in accordance with accounting principles generally accepted in the United States:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$439,998	77.9%	$1,232,288	96.9%	$1,672,286	91.0%
Equity securities	109,178	19.3	4,980	0.4	114,158	6.2
Mortgage loans	5,462	1.0	21,305	1.7	26,767	1.5
Policy loans	—	—	7,997	0.6	7,997	0.4
Other long-term investments	9,039	1.6	—	—	9,039	0.5
Short-term investments	1,375	0.2	5,262	0.4	6,637	0.4

Total	$565,052	100.0%	$1,271,832	100.0%	$1,836,884	100.0%

(1)	Available-for-sale and trading fixed maturities are carried at fair value, while held to maturity fixed maturities are carried at amortized cost.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At September 30, 2003, our consolidated total assets were $2,354,441,000, compared to $2,159,475,000 at December 31, 2002. Invested assets, primarily fixed maturity securities, increased only $114,848,000, or 6.7 percent, from December 31, 2002. The unsettled investment environment experienced during the first half of the year has hindered growth in our investment portfolio during 2003. These poor investment conditions made it beneficial for us to hold most of the funds generated by our operating, investment and financing activities in cash and cash equivalents rather than investing them. However, the investment environment has shown signs of stabilizing during the third quarter of this year and we have increased our investment activity accordingly. At September 30, 2003, cash and cash equivalents totaled $212,923,000 compared to $136,892,000 at December 31, 2002. The increase in invested assets we have experienced this year is partially attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity. Unrealized appreciation occurring during the first nine months of 2003 increased invested assets by $65,931,000. This increase was accompanied by net purchases of investments during the year totaling $52,908,000 and net bond discount accretion of $678,000. These increases in our investment portfolio were somewhat offset by net realized investments losses (before tax) of $3,100,000 and the performance of our investments in limited liability partnerships, which resulted in the recognition of a $1,569,000 loss (before tax).

At September 30, 2003, $1,521,394,000, or 91 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,398,636,000, or 88 percent, at December 31, 2002. Our trading securities consist primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. We classify our remaining fixed maturities as held-to-maturity and report them at amortized cost.

Our deferred policy acquisition costs asset decreased $9,534,000, or 11 percent, to $80,857,000 at September 30, 2003 from the deferred policy acquisition costs asset at December 31, 2002. Our property and casualty insurance segment’s deferred policy acquisition costs asset increased $9,220,000, or 25 percent, to $45,791,000 at September 30, 2003 from the deferred policy acquisition costs asset at December 31, 2002. The growth was attributable primarily to the increase in net premiums written.

One component of our life insurance segment’s estimate of the deferred policy acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. The unrealized investment component of our life insurance segment’s deferred acquisition costs calculation decreased the reported deferred acquisition costs asset by $50,975,000 at September 30, 2003, compared to a decrease of $29,579,000 at December 31, 2002.

Cash flow and liquidity is derived from various sources. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $74,172,000 for the nine months ended September 30, 2003 compared to $42,890,000 for the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily due to growth in premiums. We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $210,960,000 through September 30, 2003 and $140,694,000 through September 30, 2002. If our operating and investment cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At September 30, 2003, our consolidated invested assets included $6,637,000 of short-term investments, which consist primarily of investments in commercial paper. We may also borrow up to $20,000,000 on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2002 or in the first nine months of 2003.

Financing activities provided cash of $55,830,000 through the first nine months of 2003, compared to $186,565,000 through the first nine months of 2002. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $64,751,000 through September 30, 2003, compared to $128,637,000 for the same period of 2002. Cash flows from financing activities through the first nine months of 2002 also included $64,888,000 related to the issuance of preferred stock in May of 2002.

Stockholders’ equity increased from $290,433,000 at December 31, 2002 to $349,129,000 at September 30, 2003, an increase of 20 percent. The increase in stockholders equity was primarily due to net income of $38,916,000 and an increase in unrealized appreciation (net of tax) of $28,948,000. The decreases to stockholders’ equity are attributable to stockholder dividends and preferred stock accretions totaling $9,190,000. At September 30, 2003, book value was $34.78 per common share compared to $28.94 per common share at December 31, 2002.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The non-GAAP financial measures we utilize in this report are catastrophe losses and premiums written. Catastrophe loss and premiums written are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

Premiums written: Premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. Premiums are reflected as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review.

	Premiums Written	Net change in UEP	Premiums Earned
Quarter
2003	$120,436,000	$(1,909,000)	$118,527,000
2002	112,551,000	(5,218,000)	107,333,000

Year to date
2003	$366,741,000	$(24,283,000)	$342,458,000
2002	340,548,000	(33,761,000)	306,787,000

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. We define catastrophes to include events that cause $25,000,000 or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals those events we believe are, or will be, material to our operations, either in amount or in number of claims made. We include these amounts in our catastrophe totals due to the possibility that a portion of these incurred losses may be recoverable under our catastrophe reinsurance agreements. These amounts totaled $3,833,000 and $3,547,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

We write covered call options from time to time on common stocks that we own. The writing of covered call options does not compose a significant portion of our investment operations. Generally, we write the covered calls on stocks we view as over-priced relative to their market value. We have not written covered call options that are in the money when they are written, but we are not restricted in any way from doing so. Some market analysts consider the practice of writing covered calls to be a conservative equity strategy.

There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446).

3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446).

3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997.

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference to Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998.

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference to Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997.

31.1	Certification of John A. Rife pursuant to 13A-15(E) or 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Kent G. Baker pursuant to 13A-15(E) or 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of John A. Rife pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kent G. Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 4, 2003 we filed a report on Form 8-K in connection with our second quarter earnings release dated August 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

November 7, 2003
(Date)

/s/ John A. Rife
John A. Rife
President, Chief Executive Officer

/s/ K.G. Baker
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer