Form 10-K
period 2003-12-31
UNITED FIRE & CASUALTY CO
filed 2004-03-03
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY

(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue, SE Cedar Rapids, Iowa	52407-3909
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 399-5700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

As of February 1, 2004, 10,042,644 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003, was approximately $203,829,000.

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

Our property and casualty insurance segment includes United Fire and the following companies:

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

As of December 31, 2003, we employed 689 full-time employees.

Our website provides access to our electronic filings with the Securities and Exchange Commission. These filings can be accessed through the “Investor Relations” section of our website free of charge. We also voluntarily provide paper and electronic copies of our filings free of charge upon request. Our company website address is www.unitedfiregroup.com.

MARKETING

We market our products principally through our home office in Cedar Rapids, Iowa and in three regional locations: Westminster, Colorado, a suburb of Denver; New Orleans, Louisiana; and Galveston, Texas.

We are licensed as a property and casualty insurer in 41 states, primarily in the Midwest, West and South. Approximately 1,030 independent agencies represent United Fire and our property and casualty subsidiaries. The following states provided more than 60 percent of the direct premium volume in this segment in 2003: Texas (13.7%), Iowa (12.8%), Louisiana (11.3%), Missouri (8.1%), Illinois (7.9%) and Colorado (7.9%).

Our life insurance subsidiary is licensed in 27 states, primarily in the Midwest and West, and is represented by approximately 1,390 independent agencies. The following states provided more than 70 percent of the direct premium volume in this segment in 2003: Iowa (38.0%), Minnesota (10.0%), Illinois (8.6%), Nebraska (7.9%) and Wisconsin (7.3%).

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

We compete in the United States property and casualty insurance market with approximately 3,200 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality property and casualty business with us. In 2004, we estimate property and casualty agencies will receive profit-sharing commissions of $18,648,000 based on business the agencies did in 2003.

Our life insurance segment also operates in a highly competitive industry. We encounter significant competition in all lines of business from other life insurance companies and other providers of financial services. The life insurance segment utilizes competitive commission rates, other sales incentives and quality service to attract and maintain its relationship with independent agencies.

To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, on our public access website that provides general company and product information, we provide a section accessible exclusively to our agents where they can receive quotes, report claims online, make online applications, receive policy approval, request policy changes and process payments electronically. Our agents can also use the agent-only portion of our website to access detailed information about our products, order sales literature and download applications, questionnaires and other forms. Our life agents can view the status of clients’ applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. We also offer a variety of online payment options for our policyholders, including payment via credit card, debit card and electronic check. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.

PRODUCTS

Property and casualty insurance segment

We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented approximately 88 percent of our direct property and casualty premiums written for the year ended December 31, 2003. Our primary commercial lines are tailored business packages that include the following coverages: fire and allied lines, automobile, workers’ compensation and fidelity and surety. We also write multiple peril, inland marine and specialty lines for our commercial policyholders.

Our personal lines, which represented approximately 12 percent of our direct property and casualty premiums written for the year ended December 31, 2003, primarily consist of automobile and fire and allied lines coverage. Additionally, we write policies covering recreational vehicles and watercraft.

The table below shows the apportionment of our property and casualty direct premiums written by major category.

Years Ended December 31	2003	Percent of Total	2002	Percent of Total	2001	Percent of Total
	(Dollars in Thousands)
Commercial lines:
Fire and allied lines (1)	$149,269	31.9%	$136,698	30.8%	$104,370	27.8%
Other liability (2)	110,881	23.6	99,970	22.6	77,525	20.6
Automobile	91,891	19.6	84,943	19.2	70,788	18.9
Workers’ compensation	32,931	7.0	31,346	7.1	29,528	7.9
Fidelity and surety	26,380	5.6	24,299	5.5	25,146	6.7
Miscellaneous	2,444	0.5	2,124	0.5	845	0.2

Total commercial lines	$413,796	88.2%	$379,380	85.7%	$308,202	82.1%

Personal lines:
Automobile	$29,534	6.3%	$35,115	7.9%	$36,056	9.6%
Fire and allied lines (3)	25,115	5.4	27,693	6.3	30,576	8.1
Miscellaneous	558	0.1	644	0.1	763	0.2

Total personal lines	$55,207	11.8%	$63,452	14.3%	$67,395	17.9%

Total	$469,003		$442,832		$375,597

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The following table shows loss ratios, expense ratios and combined ratios for the periods indicated for us and for the property and casualty industry. These ratios have been prepared on a statutory basis. The industry ratios were obtained from A.M. Best Company.

Years Ended December 31	2003	Industry(1)	2002	Industry	2001	Industry
Loss ratio	62.5%	76.1%	71.9%	81.7%	74.4%	88.5%
Expense ratio (2)	30.6	25.0	30.0	25.7	30.3	27.4

Combined ratio	93.1%	101.1%	101.9%	107.4%	104.7%	115.9%

(1)	A.M. Best Company estimate.

(2)	Includes policyholder dividends.

The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated. The ratios are presented in accordance with accounting principles generally accepted in the United States. Industry ratios are unavailable because they are not normally calculated in accordance with accounting principles generally accepted in the United States.

Years ended December 31	2003	2002	2001
Loss ratio	62.5%	71.9%	73.9%
Expense ratio (1)	29.1	29.9	30.7

Combined ratio	91.6%	101.8%	104.6%

(1)	Includes policyholder dividends.

Life insurance segment

United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities and universal life products. For the year ended December 31, 2003, determined on the basis of statutory accounting principles, single premium annuities accounted for approximately 64 percent of our life insurance premium revenues, and universal life products accounted for approximately 13 percent of that revenue. Under statutory accounting principles, deposits for policyholders on universal life and annuity products are recognized as premiums when they are collected. Under accounting principles generally accepted in the United States, the deposits are considered policyholder liabilities. We also underwrite and market single premium whole life insurance, term life insurance, credit life insurance and disability insurance products. Additionally, we offer an individual disability income rider that may be attached to our life insurance products. We do not write variable annuities or variable insurance products.

Total life insurance in force, before ceded reinsurance, is $4,226,139,000 as of December 31, 2003. Universal life insurance represents 43 percent of insurance in force at December 31, 2003, compared with 44 percent at December 31, 2002.

REINSURANCE

Property and casualty insurance segment

Our property and casualty insurance segment follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies reinsured. Reinsurance is purchased to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses from a single catastrophe, such as a hurricane or tornado. In 2003, we ceded written premiums of $31,380,000, which was 7 percent of our direct and assumed written premium.

We use many reinsurers, both domestic and foreign; this helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include Employers Reinsurance Corporation, AXA Corporate Solutions Insurance Company, Continental Casualty Company, Hanover Ruckversicherungs, and Partner Reinsurance Company of the United States.

For business written during 2003, we have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention for 2003 was $1,500,000, which means we have reinsurance for any single claim over $1,500,000 in 2003. Our loss retention is $1,500,000 for losses that pertain to 2003, $1,250,000 for losses that pertain to 2002, $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. In addition, we reinsure personal and commercial umbrella policy losses in excess of $1,000,000 up to $5,000,000, and we reinsure surety policy losses in excess of $1,250,000 up to $5,000,000, 90 percent of losses from $5,000,000 up to $15,000,000 and 80 percent of losses from $15,000,000 up to $20,000,000.

We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. Because catastrophes are by their nature unpredictable, the frequency and severity of catastrophic losses experienced in any year could potentially be material to our results of operations and financial position. Typical catastrophes experienced by our policyholders include windstorms, hailstorms, tornados and hurricanes. Other catastrophes include earthquakes, wildfires and terrorist acts. The severity of a particular catastrophe is a function of various factors, including the number of policies we have written in the area of the catastrophe and the severity of the event. We continually assess how we manage our exposure to catastrophe losses; we do this through individual risk selection, by limiting the concentration of insurance written in certain areas and through the purchase of catastrophe reinsurance. Our property catastrophe reinsurance program insures us against an accumulation of losses arising from a single defined catastrophic occurrence or series of catastrophic events. The catastrophic reinsurance program provides coverage of 95 percent of $70,000,000 for losses in excess of our retention of $7,500,000 for a catastrophic event. We have additional coverage for 95 percent of $30,000,000 for catastrophic events occurring in the states of Arkansas, Florida, Louisiana, Mississippi and Texas.

The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We monitor the financial condition of our reinsurers. At December 31, 2003 and 2002, there were no uncollectable reinsurance balances that would result in a material impact on our financial statements. In accordance with accounting principles generally accepted in the United States and industry practice, we account for premiums, both written and earned, and losses incurred net of reinsurance ceded.

Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. During the second quarter of 2000, we began to significantly reduce our writing of assumed reinsurance business. Most of our reinsurance business expired on or before December 31, 2000, and we continue to limit our exposure through the selective renewal of our remaining reinsurance contracts. We continue to have limited exposure related to the assumed reinsurance contracts that we have elected to continue to write and those that are in run-off status.

Life insurance segment

As of December 31, 2003, our life insurance segment has purchased reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a “catastrophic accident.” For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We plan to supplement this coverage when appropriate with “known concentration” coverage.

The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company’s primary reinsurance companies are ERC Reinsurance Company, RGA Reinsurance Company, Generali USA Life Reassurance Company, and American United Life Insurance Company. Most of these companies insure both life and disability risks. At December 31, 2003 and 2002, there were no uncollectable reinsurance balances that would result in a material impact on our financial statements.

In 2002, the life insurance segment began assuming portions of life insurance business from other insurance companies. The insurance business being assumed pertains to credit life insurance and accident and health insurance.

RESERVES

Property and casualty insurance segment

We and our property and casualty subsidiaries are required by applicable insurance laws to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Loss reserves are estimates at a given time of the ultimate amount expected to be paid on losses that are, in fact, incurred. Reserves for loss adjustment expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are continuously revised based on historical analysis and management’s expectations. Estimates of losses are based on facts and circumstances known when the estimates are made.

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

The table on the following page shows the calendar year development of net loss and loss adjustment expense reserve liabilities and payments for us and our property and casualty subsidiaries for the years 1994 through 2003. The top line of the table shows the estimated net liability for unpaid losses and loss adjustment expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the end of each year, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The first portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second portion of the table displays cumulative net losses and loss adjustment expenses paid for each of the years indicated. The third portion of the table displays the reinsurance recoverable, the re-estimated amount of reinsurance recoverable and the resulting gross liabilities.

(Dollars in Thousands)
Years Ended December 31	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net Liability for Unpaid Losses and Loss Adjustment Exp:	$180,653	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740
Net Liability Re-Estimated as of
One year later	160,776	159,571	176,332	192,297	213,047	273,706	273,469	315,854	344,590
Two years later	172,546	145,486	169,348	185,700	233,325	261,217	290,872	323,354
Three years later	164,133	142,877	164,030	198,298	226,353	273,921	300,011
Four years later	161,961	140,639	172,366	198,931	232,851	279,740
Five years later	162,424	147,412	176,411	202,765	235,860
Six years later	169,472	152,134	177,384	208,071
Seven years later	172,807	155,543	181,611
Eight years later	175,524	160,179
Nine years later	180,246

Net Redundancy	$407	$28,521	$28,265	$10,841	$7,146	$30,897	$20,495	$3,556	$12,299

Cumulative Amount of Net Liability Paid Through:
One year later	$80,246	$56,618	$61,694	$62,988	$71,251	$97,021	$110,516	$112,546	$107,271
Two years later	109,281	83,071	93,599	97,142	123,965	154,886	166,097	172,538
Three years later	123,469	97,763	110,531	122,818	155,622	189,730	204,792
Four years later	132,414	106,770	122,413	143,216	176,376	213,190
Five years later	137,597	112,456	134,193	158,306	190,644
Six years later	141,524	119,400	142,955	168,310
Seven years later	145,170	124,395	150,346
Eight years later	149,217	130,978
Nine years later	153,479

Net Liability for Unpaid
Losses and Loss Adjustment Exp.:	$180,653	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740
Reinsurance Recoverable	23,258	9,703	11,331	12,856	8,111	27,606	37,526	36,909	35,760	27,307

Gross Liability	$203,911	$198,403	$221,207	$231,768	$251,117	$338,243	$358,032	$363,819	$392,649	$427,047

Net Re-Estimated Liability	$180,246	$160,179	$181,611	$208,071	$235,860	$279,740	$300,011	$323,354	$344,590
Re-Estimated Reinsurance Recov.	28,210	14,400	15,445	14,945	10,807	26,200	33,955	36,611	34,341

Gross Re-Estimated Liability	$208,456	$174,579	$197,056	$223,016	$246,667	$305,940	$333,966	$359,965	$378,931

Gross Redundancy (Deficiency)	$(4,545)	$23,824	$24,151	$8,752	$4,450	$32,303	$24,066	$3,854	$13,718

The above table illustrates a year-to-year cumulative redundancy in our net reserves for liability for unpaid losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. We believe that our redundancies are the result of a variety of factors, including:

•	Establishing reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes;

•	Using claims negotiation to control the size of settlements;

•	Assuming that we have a percentage of liability for all claims, even though the issue of liability may in some cases be resolved totally in our favor;

•	Focusing on loss prevention services to enhance workplace safety and to prevent accidents and illness;

•	Promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and

•	Using programs and services to help prevent fraud and to assist in favorably resolving cases.

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

Over the course of the last 10 accident years, our net reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the mid-point of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining reserves. We believe the use of a range of reasonable reserves is especially effective when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year net redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

We believe the reserves for our property and casualty insurance segment at December 31, 2003, are appropriate. The increases over the last 10 years in liability for net unpaid losses and settlement expenses reflect our increased business. In determining the appropriateness of our reserves, we rely upon the opinion of an independent actuary that our reserves meet the requirements of applicable insurance laws, are consistent with reserves that are computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision in the aggregate for all unpaid loss and loss expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. Because we are comfortable with our reserving experience, we have not made any significant changes in our reserving methodology or philosophy.

Life Insurance Segment

The reserves reflected in our Consolidated Financial Statements are calculated in accordance with accounting principles generally accepted in the United States. We calculate our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under Statement No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Statutory reserves for the life insurance segment are based upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by independent consulting actuaries.

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

Assets relating to the property and casualty insurance segment are invested to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. Assets relating to the life insurance segment are invested to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.

Investment results for the periods indicated are summarized in the following table, presented in accordance with accounting principles generally accepted in the United States.

Years ended December 31	Average Invested Assets (1)	Investment Income, Net (2)	Annualized Yield on Average Invested Assets
	(Dollars in Thousands)
2003	$1,836,872	$108,540	5.9%
2002	1,655,918	105,553	6.4
2001	1,481,999	98,909	6.7

(1)	Average based on invested assets (including money market accounts) at beginning and end of year.
(2)	Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

ITEM 2.	PROPERTIES

We own two buildings (a five-story office building and an eight-story office building in which part of the first floor is leased to tenants) and related parking facilities in Cedar Rapids, Iowa, that we use as our home office. The two buildings are connected by a skywalk. We also lease additional adjacent office space in Cedar Rapids.

Lafayette Insurance Company owns and occupies a two-story building in New Orleans, Louisiana, which serves as its home office.

American Indemnity Company, a subsidiary of American Indemnity Financial Corporation, owns two adjacent and connected buildings in Galveston, Texas. One building is seven stories and the other is three stories. Two floors of the seven-story building serve as American Indemnity Company’s home office, while the remainder is available for lease. As of December 31, 2003, American Indemnity Company leases a small amount of the available office space to tenants.

ITEM 3.	LEGAL PROCEEDINGS

We consider all of our pending litigation to be ordinary, routine and incidental to our business as of December 31, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

United Fire’s common stock is traded on the Nasdaq National Market System under the symbol UFCS. On February 1, 2004, there were 978 holders of record of United Fire common stock. The table below sets forth, for the calendar periods indicated, the high and low bid quotations for the common stock. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table below shows the quarterly cash dividends declared in 2003 and 2002.

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

Information about securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this report.

	Share Price		Cash Dividends Declared
	High	Low
2003
Quarter Ended
March 31	$33.97	$28.40	$0.19
June 30	34.72	28.82	0.19
September 30	40.50	32.47	0.19
December 31	40.90	35.56	0.20

2002
Quarter Ended
March 31	$34.67	$27.50	$0.18
June 30	39.37	31.50	0.18
September 30	38.13	32.40	0.18
December 31	38.65	32.05	0.19

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in Thousands Except Per Share Data) Years Ended December 31	2003	2002	2001	2000	1999
Total assets	$2,405,155	$2,159,475	$1,851,839	$1,674,109	$1,467,716
Redeemable preferred stock	65,456	65,113	—	—	—
Revenues
Net premiums earned	464,595	417,286	372,019	333,365	273,051
Investment income, net	108,540	105,553	98,909	86,867	75,317
Realized investment gains (losses), net	(1,691)	(13,801)	(186)	(2,082)	2,936
Commission and other income	1,841	1,839	2,210	2,429	1,912
Net income	55,574	20,786	24,093	15,527	15,384
Preferred stock dividends and accretions	4,742	3,100	—	—	—
Basic earnings per common share	5.06	1.76	2.40	1.55	1.53
Diluted earnings per common share	4.72	1.76	2.40	1.55	1.53
Cash dividends declared per common share	0.77	0.73	0.72	0.71	0.68

The selected financial data herein has been derived from the financial statements of United Fire and its subsidiaries. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements and Related Notes.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto which can be found on subsequent pages of this report.

SAFE HARBOR STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might”, “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and stock exchange policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; a continuation or worsening of global economic conditions; a slow recovery from the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY OVERVIEW

The property and casualty insurance industry experienced good financial performance in 2003. The improvement came after a number of years of industry-wide underwriting losses and capital erosion. In 2003, rising insurance premiums and underwriting discipline were essential elements of the insurance industry’s recovery.

Industry-wide, property and casualty net premiums written increased by approximately $38.6 billion or 10.2 percent in 2003, when compared with 2002, as estimated by A.M. Best Company, a leading insurance industry rating agency and data provider. Much of the growth in net premiums written was the result of a hard market—a market characterized by increased insurance premium rates and restrictive insurance coverage. The hard market, which began in the later part of 2001, resulted from a number of factors, including the terrorist events of September 11, 2001, the occurrence of other large catastrophes, declining interest rates, poor underwriting performance and capital losses for several years prior to 2001. Industry-wide underwriting losses from 1979 through 2000 were created by an under-pricing of many property and casualty insurance products. In 2001, as insurance profits and capital deteriorated further, it became necessary for the property and casualty insurance industry to re-price many of its products. The industry growth in net premiums written drove the growth in net premiums earned, which increased to $396.5 million in 2003, as estimated by A.M. Best Company, or 12 percent over 2002.

The statutory combined ratio is a common measure of underwriting profitability used in the property and casualty insurance industry. It is determined by adding (a) net incurred losses and net loss adjustment expenses expressed as a percentage of net premiums earned and (b) underwriting expenses expressed as a percentage of net premiums written. Generally speaking, a 100 percent statutory combined ratio is a break-even point for underwriting profitability. The combined ratio is also calculated on the basis of accounting principles generally accepted in the United States. The combined ratio presented in the following paragraph is calculated on a statutory basis because A.M. Best Company reports actual and estimated combined ratios for the industry on a statutory basis. We believe it is useful to compare our results on a statutory basis with those reported or estimated for the entire property and casualty industry. Later in this report, we include a discussion of our combined ratio determined in accordance with accounting principles generally accepted in the United States.

For 2003, the statutory combined ratio is estimated by A.M. Best Company to be 101.1 percent for the property and casualty industry. This is compared with an actual statutory combined ratio of 107.4 percent in 2002 and 115.9 percent in 2001. The improvement was driven primarily by premium growth and improved underwriting standards.

Improved underwriting results, modest increases in investment income, and some recovery in the equity markets contributed to an increase in the industry’s estimated statutory surplus of $330.8 billion, an increase over 2002 of 13.6 percent. These surplus results are presented on a statutory basis, as that is what is provided by A.M. Best Company. In later sections of this report, we discuss our surplus, calculated in accordance with accounting principles generally accepted in the United States.

While the results for 2003 in the property and casualty industry were favorable overall, 2003 was not a year without challenges. Many insurers concluded that they were deficient in their loss reserves for events that occurred in prior years, and increased their liabilities for reserves in 2003. Many of the reserve deficiencies were concentrated in asbestos and environmental exposures. Despite industry reserve strengthening, A.M. Best Company estimates that “the industry is under-funded by $11.6 billion for asbestos exposures through year-end.”

In addition to problems associated with reserving, reinsurance has presented challenges to the property and casualty industry, with pricing increasing and terms becoming more restrictive.

Finding and making appropriate investments continued to challenge the property and casualty insurance industry in 2003. Despite interest rates on bonds edging towards record lows, improvement in underwriting results led to an increase in the amount of funds that insurers were investing and to a modest increase in investment income. A.M. Best estimates the entire property and casualty industry had $42.3 billion in investment income in 2003, compared with $40.1 billion in 2002. Estimated realized capital losses were $6.5 billion in 2003, compared with realized capital gains of $2.8 billion in 2002.

During 2003, the depressed interest rate environment affected both the life insurance industry and the property and casualty insurance industry. While the lower returns led to very modest increases in investment income, life insurers’ unrealized gains grew. A.M. Best estimates that life insurers’ statutory surplus grew in 2003 by $28.5 billion, or 14.6 percent, over 2002, due to the growth in unrealized appreciation, a decrease between 2002 and 2003 in recorded investment impairments, improvement in net operating income and a decrease in stockholder dividends.

In addition to operating and investment challenges, we and other public companies were faced with new rules and regulations relating to corporate governance during 2003. The Sarbanes-Oxley Act of 2002 and the strengthened stock exchange listing requirements have impacted every public company in the United States, to some degree. As part of our efforts to meet the stringent internal control requirements, during 2003 we underwent a comprehensive documentation and review process of all of our internal controls and established a committee of executives charged with the task of ongoing internal control compliance and review.

In complying with the new corporate governance issues, many public companies have experienced an increase in operating costs. Financial Executives International, a professional organization serving chief financial officers, released the results of a survey on February 10, 2004 concerning the costs of Sarbanes-Oxley compliance. From the responses of 321 companies, Financial Executives International has estimated that the average cost-of-compliance per company was just under $2 million for first-year costs, with approximately 38 percent of the cost related to increased audit fees. The companies who responded were of varying sizes; 20 percent of the respondents were from companies with more than $5 billion in annual revenue, compared to 3.3 percent from companies with less than $25 million in annual revenue.

We estimate that we spent approximately $1.0 million in 2003 complying with the new corporate governance rules. We anticipate that we will have ongoing expenses associated with the activities that we must engage in to comply with the Sarbanes-Oxley Act of 2002, new SEC rules and new NASDAQ corporate governance rules.

We believe that challenges facing insurers in 2004 will include: the expense and time required to comply with new corporate governance issues, continued sensitivity to interest rates and fluctuations in the equity market. Property and casualty insurers will also face the possible return to a soft market characterized by price cutting and increased competition. Historical data shows that hard insurance markets typically last no longer than four years. This, coupled with continued weakness in the investment markets, suggests that the insurance industry must continue to make improvements in its underwriting processes. This will be necessary for property and casualty insurers to achieve the combined ratios and return on equity needed to meet customers’ needs while providing adequate returns to investors.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

In 2003, we reported record net income of $55.6 million, or $5.06 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $1.7 million. Net income in 2002 was $20.8 million, or $1.76 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $13.8 million. Diluted earnings were $4.72 per share and $1.76 per share for 2003 and 2002, respectively.

The improvement in results was driven primarily by growth in property and casualty premiums earned. Also contributing to the increase in net income between years was a reduction in losses and settlement expenses, and a decrease in other-than-temporary investment impairments recorded between years.

Total revenues increased by $62.4 million to $573.3 million in 2003, when compared with 2002. Net premiums earned increased by $47.3 million to $464.6 million, an increase of 11 percent. In 2003, we recorded other-than-temporary investment impairments of $6.4 million in 2003, compared with $13.3 million in 2002. Refer to the section titled “Critical Accounting Policies” for discussion of our investment impairment policy.

Losses and settlement expenses decreased by $7.3, million or 2 percent, between 2002 and 2003. While losses and settlement expenses increased between years in some of our lines of business, significant improvement in our fire and allied lines business led to the overall improvement between years. Good weather in 2003 contributed to this improvement, as did a number of underwriting initiatives that we undertook during the year.

Summary of Operations By Segment

We conduct our operations through two distinct segments, property and casualty insurance and life insurance. These segments are managed separately because they generally do not share the same customer base, and they each have different pricing and expense structures. We evaluate segment profit based on operating and investment results. Segment profit or loss as described in the following sections of the Management’s Discussion and Analysis is pre-tax. Detailed segment information is presented in Note 12 to the Consolidated Financial Statements.

Property and casualty insurance segment

The property and casualty insurance segment reported pre-tax income of $66.9 million in 2003, compared with $20.9 million in 2002. The growth in premiums earned and the decrease in losses and settlement expenses drove this increase in pre-tax income and led to improvement in our combined ratios calculated on the basis of statutory accounting principles and the basis of accounting principles generally accepted in the United States.

Our property and casualty insurance segment compared favorably with the property and casualty industry. Our statutory combined ratio was 93.1 percent in 2003, compared with 101.9 percent in 2002. Like the industry as a whole, our underwriting profitability benefited from the premium rate increases that began in 2001, and continued in 2002 and 2003. We attribute the reduction in losses and settlement expenses, which was concentrated in our fire and allied lines of business, to a decrease in loss frequency and continued adherence to firm underwriting standards.

In 2003, premiums earned increased to $435.0 million, as compared with $389.4 million in 2002. We increased our premium rates throughout 2002 and 2003 in several lines of business and in several states, while our policy count decreased between 2002 and 2003. In 2003, we continued to de-emphasize our personal lines of business, which resulted in a reduction in personal lines premiums earned. We intend to continue concentrating on our commercial lines of business, which is where we have historically been most profitable. In 2003, premiums earned from our commercial lines of business accounted for 85 percent of net premiums earned, compared with 82 percent in 2002.

Net premiums written grew to $450.5 million in 2003, compared with $418.3 million in 2002. Premiums written on a direct basis constitutes the most significant portion of premiums written. In 2003, direct premiums written were $469.0 million, compared with $442.8 million in 2002. For the past three years, Texas has been our largest state in terms of direct premium volume, with Iowa being a close second. The following states provided more than 60 percent of the total direct premium written in the property and casualty insurance segment in 2003: Texas (13.7%), Iowa (12.8%), Louisiana (11.3%), Missouri (8.1%), Illinois (7.9%) and Colorado (7.9%).

We also assume insurance business from other insurance companies. Assumed premiums written remained relatively flat between the past two years, with $12.9 million recorded in 2003 compared with $10.8 million recorded in 2002.

To reduce our exposure to large losses and to catastrophic losses, we cede a portion of our business to other insurance companies. In 2003, we recorded ceded premiums written of $31.4 million compared with $35.2 million in 2002. To reduce the cost of reinsurance, we increased our retention levels in both 2002 and 2003. For our property and casualty lines of business, our retention for 2003 was $1.5 million, which means that we had reinsurance for any single claim over $1.5 million. Our loss retention was $1.3 million for losses that occurred in 2002, $1.0 million for losses that occurred in years 1995 through 2001 and $.8 million for losses that occurred in years prior to 1995. Our catastrophe retention level is $7.5 million. This means that the total direct loss that we could incur from a single catastrophe, after reinsurance is $7.5 million, plus five percent of losses in excess of $7.5 million. From 1993 to 2001, our catastrophe retention was $5.0 million.

We increased our retention again, effective January 1, 2004 to $2.0 million for any single claim, and we increased our catastrophe retention to $10.0 million, plus five percent of losses in excess of $10.0 million.

Our reinsurance contracts limit or exclude coverage for losses sustained as a result of terrorist activities. The Terrorism Risk Insurance Act of 2002 was passed by Congress and signed into law by the President on November 26, 2002. The Act defines a “certified” act of terrorism as “an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5.0 million, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion.” The Act requires us to offer coverage for certified acts of terrorism on all polices issued or renewed through December 31, 2004.

In 2003, we incurred losses and settlement expenses of $271.6 million, of which $283.9 million was attributable to losses that occurred in 2003. In 2003 we recorded a $12.3 million offset to losses incurred related to the net savings realized in 2003 on the settlement of losses that occurred prior to 2003. The net savings, also referred to as loss redundancy, resulted from settling or re-estimating claims for less than reserved at December 31, 2002. We experienced loss redundancy in each of our lines of business, with the exception of other liability and workers’ compensation.

The adverse development in our other liability line of business was due to several large claims that were reported to us in 2003. These claims, for which we did not have adequate reserves established at December 31, 2002, occurred in years prior to 2003. This line of business was negatively affected by the emergence of construction defect losses, as well as higher than anticipated legal costs. The adverse development in our workers’ compensation line of business was due to an increase in our reserves for older accident years. The adverse development in the other liability and workers’ compensation lines of business was more than offset by the loss redundancy in all of our other lines of business.

Losses and settlement expenses incurred in 2002 totaled $280.0 million, reflecting losses and settlement expenses of $291.1 million resulting from losses that occurred in 2002 and loss redundancy of $11.1 million on losses that occurred prior to 2002. As in 2003, our overall loss redundancy in a majority of our lines of business more than offset a loss deficiency in our other liability line of business. The deficiency recorded in 2002 in the other liability line of business of $12.8 million resulted from a number of large losses reported to us in 2002 for accident years 1997 through 2001.

Our reserving process, which contributed to favorable development of losses in 2002 and 2003, is presented under “Critical Accounting Policies” later in this discussion. Our workers’ compensation and other liability lines of business are considered long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

In 2003, our $12.3 million net loss redundancy was attributable to savings of approximately $1.1 million from workers’ compensation medical bill reviews, compared with approximately $1.9 million in 2002; savings of approximately $7.3 million from the use of alternative dispute resolution in 2003, compared with approximately $2.8 million in 2002; recoupment of approximately $5.8 million from salvage and subrogation in 2003, compared with approximately $3.4 million in 2002 and a small deficiency offset of approximately $1.9 million in 2003 attributable to both the payment of claims in amounts other than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established, compared with a savings of approximately $3.0 million in 2002. The additional information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.

In 2003, we recorded $17.6 million in catastrophe losses, compared with $18.0 million in 2002. Our most significant catastrophes in 2003 included a hailstorm that passed through Texas in April, resulting in losses of $3.6 million, and a series of severe storms that struck the Midwest and South from May 2 through May 11, resulting in losses of $7.5 million.

We define catastrophes to include events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. We also include in our catastrophe totals those other events we believe are, or will be, material to our operations, either in amount or in number of claims made. We include these amounts in our catastrophe totals due to the possibility that a portion of these incurred losses may be recoverable under our catastrophe reinsurance agreements. These amounts totaled $4.0 million and $4.3 million for the years ended December 31, 2003 and 2002, respectively.

We review our net loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. Our net loss ratio was 62.4 percent in 2003, 71.9 percent in 2002 and 73.9 percent in 2001. In the following table, we present the net loss ratio for each of the last three years for each of our lines of business. The information in the table below is presented in accordance with accounting principles generally accepted in the United States.

Years ended December 31	2003			2002			2001
(Dollars in Thousands)	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$125,625	$52,307	41.6%	$104,342	$65,027	62.3%	$83,522	$64,751	77.5%
Other liability	96,650	69,432	71.8	83,668	61,835	73.9	67,663	37,622	55.6
Automobile	87,725	57,391	65.4	76,273	52,500	68.8	64,390	43,101	66.9
Workers’ compensation	34,231	35,793	104.6	31,137	31,567	101.4	29,475	25,369	86.1
Fidelity and surety	24,000	4,764	19.8	21,917	1,853	8.5	20,481	3,536	17.3
Miscellaneous	847	142	16.7	866	505	58.3	658	516	78.4

Total commercial lines	$369,078	$219,829	59.6%	$318,203	$213,287	67.0%	$266,189	$174,895	65.7%

Personal lines:
Automobile	$30,891	$24,439	79.1%	$34,424	$28,808	83.7%	$33,826	$25,963	76.8%
Fire and allied lines	25,080	16,900	67.4	27,299	30,271	110.9	28,292	31,362	110.9
Miscellaneous	647	1,602	247.7	672	467	69.5	771	782	101.4

Total personal lines	$56,618	$42,941	75.8%	$62,395	$59,546	95.4%	$62,889	$58,107	92.4%

Reinsurance	$9,270	$8,839	95.4%	$8,815	$7,188	81.5%	$17,504	$23,143	132.2%

Total	$434,966	$271,609	62.4%	$389,413	$280,021	71.9%	$346,582	$256,145	73.9%

The net loss ratio in our commercial lines of business improved from 67.0 percent in 2002 to 59.6 percent in 2003. Pricing initiatives contributed to the growth in commercial lines premiums earned, which increased from $318.2 million in 2002 to $369.1 million in 2003. We continued in 2003 to obtain premium rate increases in the double digits in many of our commercial lines and in many of the states where we write commercial accounts. The most significant improvement was in fire and allied lines, where losses and expenses incurred decreased between 2002 and 2003 by $12.7 million. The loss ratio in this line improved from 62.3 percent in 2002 to 41.6 percent in 2003. We attribute this improvement to several factors. In addition to pricing initiatives, we believe that results in the commercial property lines of business were improved because we increased deductibles and improved our insurance-to-value on many of our commercial accounts. We have noted a leveling of premium rates in the property commercial lines, starting in the later part of 2003.

Our second largest commercial line of business, measured by premiums earned, is other liability. This line showed slight improvement in the loss ratio, decreasing from 73.9 percent in 2002 to 71.8 percent in 2003. Pricing activities drove an increase of $13.0 million, or 16.0 percent, in the premiums earned in this line of business. Losses and loss adjustment expenses incurred were up $7.6 million. New construction defect claims and higher-than-anticipated legal costs deterred better improvement in this line of business. From a pricing standpoint, we believe that prices will remain firm, and that we will be able to continue to pursue adequate pricing in our commercial liability lines of business. To control claims activity, we are being more selective in the general contractors that we insure because construction defect claims against general contractors generally tend to be associated with elevated legal costs.

Commercial automobile improved slightly from a loss ratio of 68.8 percent in 2002 to a loss ratio of 65.4 percent in 2003. Premiums earned grew by 15 percent, or $11.5 million, with rate increases averaging 8 percent during 2003.

We experienced unfavorable results in our workers’ compensation line of business in 2003 and 2002. The challenges facing workers’ compensation insurance providers include some state regulatory climates that makes it difficult to obtain rate increases, inflationary medical costs and the slow economic recovery in the United States. We consider our workers’ compensation business to be a companion product; we do not write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small to mid-size accounts. The loss ratio in this line deteriorated to 104.6 percent in 2003, compared with 101.4 percent in 2002. While frequency of losses has decreased, a few large losses reported to us in 2003 contributed to the continued unfavorable experience in the workers’ compensation line of business. Our experience has shown that it takes longer to obtain approval from the appropriate state insurance departments to charge higher rates for our workers’ compensation lines of business than for other lines of business that we write. The underwriting experience in this line should begin to see some pricing relief in the near future, as we receive approval for rate increases. We have adopted additional measures to improve our results in the workers’ compensation line, such as a reduction in premium volume in states where other workers’ compensation markets are available to our insureds, utilizing a tiered system of pricing and reducing or eliminating the policyholder dividends that we pay on workers’ compensation policies.

Our surety products guarantee the performance and payment of our bondholders. Our contract bonds protect owners from failure to perform on the part of our principals. Also, material suppliers and subcontractors are protected from nonpayment by our contractors. Our fidelity products generally provide coverage against loss of money or other property due to the fraud or dishonesty of employees. In 2003, we began the discontinuation of fidelity bonds, as the majority of this type of coverage has left the surety industry and is provided by the insurance industry. Our fidelity book of business had been reduced to a level where we could no longer afford to implement needed automation updates, keep trained staff and maintain current policy forms.

In 2003, our loss ratio for our fidelity and surety business was 19.8 percent, up from 8.5 percent in 2002. Premiums earned grew by 10 percent, from $21.9 million to $24.0 million. Our premium growth came mainly from our surety line; partly from existing accounts and partly from new accounts. Our growth in 2003 was spread between our Midwestern and Southern states. We do not issue bonds to companies operating in the energy trading sector.

Surety losses incurred more than doubled in 2003, increasing from $1.9 million in 2002 to $4.8 million in 2003. Typically, the surety business is characterized by infrequent but potentially high severity losses. When losses occur, our loss is determined by estimating the cost to complete the remaining work and pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral we may have access to. The increase in losses incurred between 2002 and 2003 resulted from an increase in the frequency of claims reported to us. We attribute this change to the slow economic recovery in the United States, which has greatly reduced the amount of public construction projects. Our exposure comes from a small number of accounts that are currently experiencing cash flow problems or that are in various stages of bankruptcy proceedings. We have responded to this condition by conducting a more thorough underwriting process, which involves more fact gathering, as we make our risk selections.

We write the majority of our personal lines business in Iowa, Louisiana, and Texas. In 2003, to improve our underwriting results, we successfully completed the consolidation of our personal lines business to our home office in Cedar Rapids, Iowa. In addition to improving underwriting results, we believe this move will enable us to provide more consistent and efficient service to our agents and policyholders.

We continued to improve personal lines profitability in 2003, through both rate increases and modification of policy terms and conditions that take effect as policies renew or as new business is written. The decrease in total premiums earned in our personal lines of $5.8 million, or 9 percent, was the result of our efforts to de-emphasize our personal lines of business. During 2003, we continued to decrease our number of exposures, particularly in areas where the personal lines business was least profitable. These actions contributed to an increase in profitability, as measured by the loss ratio, which decreased to 75.8 percent in 2003, down from 95.4 percent in 2002. The improvement was concentrated in our personal property lines of business, where losses incurred in fire and allied lines (including homeowners policies) decreased between 2002 and 2003 by $13.4 million, or 44 percent. Catastrophe losses decreased in these lines by $3.5 million between the two years.

Personal auto improved slightly in 2003, with a loss ratio of 79.1 percent versus 83.7 percent in 2002. Earned premium was down by 10 percent, or $3.5 million, due to our efforts to reduce the size of our personal lines business, relative to our total book of business. Despite the decrease in total premiums earned, we achieved rate increases averaging 8 percent in 12 states in which we write personal auto coverages. Additional rate increases are scheduled for the first quarter of 2004. We believe that we can further improve results in this line of business, and we are currently undertaking measures in addition to the rate adjustments in an effort to achieve better profitability in this line of business.

In our assumed reinsurance line of business, we recorded a loss ratio of 95.4 percent in 2003, compared with 81.5 percent in 2002. Our assumed premiums earned were significantly reduced between 2001 and 2003, due to the run-off of several assumed reinsurance contracts. This lower premium volume, coupled with losses incurred related to the run-off contracts, has contributed to the deterioration. We continue to have exposure, primarily catastrophe coverages, related to the assumed reinsurance contracts written prior to 2001, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite. We believe that as of December 31, 2003, our loss reserves established for the assumed reinsurance business are appropriate. We anticipate that we will decrease the assumed loss reserves each year as the non-renewed assumed reinsurance contracts continue to run off and the losses are paid out.

Our underwriting expense ratio on an accounting principles generally accepted in the United States basis improved to 29.1 percent, compared with 29.9 percent in 2002. In 2003, we implemented cost savings measures that had the effect of lowering the ratio. However, offsetting these improvements were increases in commissions that we paid or will pay to our agents. In 2003 we incurred $18.7 million in contingent commissions, compared with $13.1 million incurred in 2002. Contingent commissions reward our agents for placing profitable business with us. Also offsetting cost savings measures were increases in legal and professional fees related to compliance with new corporate governance matters.

Life insurance segment

Pre-tax net income recorded by the life insurance segment for 2003 was $13.0 million compared with $5.2 million for 2002. The change in net income was attributable primarily to a decrease in net realized investment losses and growth in net investment income earned. The decrease in net realized investment losses was primarily due to investment write-downs of $5.5 million in 2003 versus investment write-downs of $11.8 million in 2002. Net investment income earned in 2003 increased by $3.4 million, or 4.0 percent, to $81.2 million.

Net premiums earned by the life insurance segment in 2003 totaled $29.6 million, compared with $27.9 million in 2002. Annuity deposits collected are not reflected in net premiums earned. Annuity deposits are invested and recorded as future policy benefits. Revenues for fixed annuity products consist of policy surrender charges and investment income earned. In 2003, annuity deposits were $69.1 million, compared with $223.5 million in 2002. We do not write variable annuity products or variable insurance products.

The decrease in annuities written was due primarily to the low interest rates prevalent in the United States in 2003. Low interest rates lead to fewer dollars being invested in annuities and to difficulty finding suitable investment vehicles, in terms of duration and quality, to fit our asset-liability matching needs. During the first part of 2003, we accumulated significant amounts of cash. While this accumulation improved our liquidity, it also resulted in negative spreads on new business. From July 1, 2003 through December 31, 2003, we temporarily suspended the sale of all new fixed annuity business. Beginning in 2004, we believe that suitable investment vehicles are more readily available, leading to more appropriate opportunities to invest our cash. Effective January 1, 2004, we resumed our sale of new fixed annuity business.

In 2003, we credited interest of $56.5 million to our fixed annuity and universal life policyholder accounts, compared with $51.7 million in 2002. We establish our interest crediting rates based upon current market conditions and maintain a “spread” by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. We decreased interest-crediting rates during 2003 and 2002 for new deposits. The increase in our expense for interest on policyholders’ accounts in 2003 was primarily a result of the interest credited on existing account balances. Our fixed annuity products expose us to the risk that changes in interest rates could reduce our spread and the rate of return that we are able to earn on our investments. Because of the poor performance of the market during 2003, our spread has been reduced due to the decreased rate of return earned on funds invested in 2003. We have significant amounts of annuities up for renewal beginning in 2004. Because of current market conditions and the resulting low interest rates, many of these annuities may not be renewed. Because there are significant annuities at risk for non-renewal, our financial results could be significantly and negatively affected. We will endeavor to overcome these market conditions to maintain and increase our annuity business.

Investment results

Net investment income increased by $3.0 million, or 3.0 percent, to $108.5 million between 2002 and 2003. More than 90 percent of our investment income originates from interest on fixed maturities. Our remaining investment income is derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 5.9 percent in 2003, compared with 6.4 percent in 2002. We attribute the decrease between years to the reinvestment of proceeds from maturing fixed maturities and the investment of new funds at lower investment yields during 2003 due to market conditions.

As of December 31, 2003, we have recorded net unrealized gains, after-tax, of $90.6 million compared with net unrealized gains, after-tax, of $52.7 million at December 31, 2002. The growth was driven by the low interest rate environment and increases in the market values of equity securities that we hold. Included within the 2003 net unrealized gain were unrealized losses of $6.8 million on our fixed maturity portfolio and $1.1 million on our equity portfolio. We believe that the unrealized losses related to our fixed maturity portfolio resulted primarily from changes in interest rates, not from changes in the credit quality of the issuers of these securities. We consider the unrealized losses to be temporary, and we have the intent and ability to hold our fixed maturity securities for a period of time that is sufficient to allow for the recovery in fair value that we expect to occur. We also believe that the unrealized losses on our equity portfolio are temporary. As of December 31, 2003, the largest unrealized loss, after-tax, on any single investment security was $1.0 million.

Temporary unrealized losses do not impact net income and earnings per common share but do reduce comprehensive net income, stockholders’ equity and book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as a component of net realized losses. We recorded net realized losses on securities of $1.7 million in 2003, compared with net realized losses of $13.8 million in 2002. The net realized loss that we recognized in 2003 and 2002 included other-than-temporary impairments of $6.4 million and $13.3 million, respectively. See “Critical Accounting Policies” later in this discussion for a presentation of our impairment policy. We regularly review the other-than-temporarily impaired securities for appropriate valuation. Based on the existing status and condition of these securities, we do not currently anticipate additional losses, but continued credit deterioration of some securities is possible, which may result in further write-downs.

Federal income taxes

Our effective federal income tax rate of 30.3 percent was less than the applicable federal tax rate of 35.0 percent due primarily to our portfolio of tax-exempt securities. Our effective rate was 20.2 percent in 2002. The increasing effective rate was driven primarily by an increase in taxable income.

At December 31, 2003, we had $23.5 million of net operating loss carryforwards that we acquired in the purchase of American Indemnity Financial Corporation in August 1999. The utilization of these net operating losses is limited by the Internal Revenue Code. The net operating losses began to expire prior to our purchase of American Indemnity Financial Corporation and will continue to expire in various future years through 2018. Our property and casualty insurance segment must generate sufficient taxable income to be able to use the deferred tax asset associated with the net operating loss carryforwards before their expiration.

Due to uncertainty of the realizable value of the deferred tax asset, we recorded a valuation allowance, which totaled $7.8 million at December 31, 2003. The valuation allowance recorded on our deferred tax asset decreased by $.5 million from 2002, due primarily to the utilization of net operating loss carryforwards. In the future, if we can use the net operating losses acquired in the purchase of American Indemnity Financial Corporation, the related reduction in the valuation allowance will be recorded as a reduction to our intangible asset recorded in conjunction with the purchase of American Indemnity Financial Corporation until the intangible asset has been eliminated, at which time the reduction in the allowance will reduce federal income tax expense.

Minimum pension liability

At December 31, 2003, our pension plan assets exceeded the accumulated benefit obligation, and therefore no minimum pension liability adjustment was necessary. At December 31, 2002, we had recorded a minimum pension liability of $3.5 million (before tax), which represented the amount that we recognized to cover a $4.2 million deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit was first offset by prepaid pension costs of $.7 million.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Net operating income, which excludes net realized gains and losses, for the year ending December 31, 2002, increased by $5.5 million to $29.8 million, compared with $24.2 million in 2001. This was $2.66 per share, after providing for the dividend on the convertible preferred stock, compared with $2.41 per share in 2001. Factors contributing significantly to the change in net operating income included a decrease in the property and casualty segment’s combined ratio (calculated in accordance with accounting principles generally accepted in the United States) to 101.8 percent in 2002, compared with 104.6 percent in 2001, and improvement in the life segments’ operating results.

Net income (net operating income plus after-tax net realized gains and losses on securities) was $20.8 million, or $1.76 per share after providing for the dividend on the convertible preferred stock issued in 2002, compared with $24.1 million or $2.40 per share in 2001. Net income was reduced by pre-tax net realized investment losses of $13.8 million in 2002, compared with pre-tax net realized investment losses of $.2 million in 2001. The increase in net realized investment losses in 2002 was due to an increase in write-downs resulting from other-than-temporary impairment losses. In 2002, our largest investment write-down was WorldCom Inc., which we wrote down in the second quarter, resulting in pre-tax charges of $5.5 million. Throughout 2002, eight other securities were written down, which resulted in an additional pre-tax charge to net income of $7.8 million. We also incurred $.5 million of net realized losses on securities that we sold during 2002.

Net premiums earned increased by $45.3 million, or 12.2 percent, to $417.3 million, primarily as the result of premium rate increases in the property and casualty segment. During the 1990s and into 2000, the property and casualty insurance and reinsurance industry was characterized by excess capacity, which resulted in highly competitive market conditions as evidenced by declining premium rates. Beginning in 2000, capacity in the property and casualty market began to contract as companies withdrew from the business or ceased operations. In response to market conditions, many insurance and reinsurance companies, including our companies, began to increase prices. We continued to request approval for premium rate increases in the first quarter of 2003. We did not know when the property and casualty market would turn, leading to a leveling or decline of insurance pricing. It was our intention to continue to seek approval for premium rates that were adequate.

Losses and settlement expenses increased by $25.7 million, or 9.5 percent, to $296.0 million in 2002, due primarily to an increase in the severity of non-catastrophe losses. Although the number of non-catastrophe claims decreased by 5,723, or 12.4 percent, in 2002, the average non-catastrophe direct loss and loss adjustment expense per claim was $6,386 in 2002, compared with $4,829 in 2001. During 2002, we experienced a decrease in estimated losses for property and casualty claims that occurred in prior years, as described in the “Property and Casualty Insurance Segment” discussion on the following page.

Pre-tax catastrophe losses decreased from $27.0 million in 2001 to $18.0 million in 2002. We had exposure to 25 catastrophes that occurred in 2002 and 23 that occurred in 2001. Our largest catastrophe loss in 2002 was Hurricane Lili, which occurred on October 3, 2002 and resulted in pre-tax direct losses and loss adjustment expenses of $9.8 million in 2002. Because our catastrophe reinsurance retention in 2002 was $7.5 million plus 5 percent of losses in excess of $7.5 million for a catastrophic event, our net exposure to Hurricane Lili was $7.6 million. Incurred losses related to Hurricane Isidore, which occurred on September 26, 2002, were $.5 million in 2002. We attempt to reduce our potential impact of future catastrophes through geographic distribution of risks, reduction of our exposure in catastrophe-prone areas and utilization of reinsurance. We define catastrophes to include events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals, those events we believe are, or will be, material to our operations, either in amount, or in number of claim counts. Because the occurrence and severity of catastrophes are inherently unpredictable, historical results of operations may not be indicative of future results of operations. Claims from catastrophic events could reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition or results of operations.

In 2001, we incurred losses of $6.9 million related to the events of September 11, 2001. During 2002, we incurred an additional $.4 million for this loss. We had no reserves outstanding as of December 31, 2002 for the September 11 events. We consider the September 11 attacks on the World Trade Center to be one event. However, if the judicial system determines that these attacks should be considered multiple events, we estimate, based upon information currently available to us, that our pre-tax losses would increase by approximately $3.0 million.

Other underwriting expenses and amortization together increased in 2002 by $10.9 million, or 9.0 percent, to $131.4 million, primarily as the result of the growth in net premiums written.

Net investment income increased by $6.6 million, or 6.7 percent, to $105.6 million between 2001 and 2002. Despite the depressed interest rate environment that existed in the United States throughout 2002, annuity deposits and premium receipts had led to growth in our investment portfolio, thus leading to the increase in investment income.

Interest on policyholder accounts increased to $51.7 million in 2002, compared with $48.2 million in 2001. We lowered interest-crediting rates on new deposits throughout 2002. Much of the growth in interest credited was primarily a result of the interest credited on existing account balances, where the interest crediting rates are higher than the current rates.

Property and casualty insurance segment

Net income in the property and casualty insurance segment was $17.5 million in 2002, compared with $15.6 million in 2001. The segment’s net income benefited from an increase in net premiums earned driven by an increase in premium rates, improvement in the accounting principles generally accepted in the United States loss and expense ratios, and decreased catastrophe losses.

Net written premiums increased by 14.3 percent, from $366.1 million in 2001 to $418.3 million in 2002. We were focusing our growth efforts on our commercial lines of business, where we are most profitable. Net premiums written increased in the commercial lines by $61.2 million, or 21.3 percent, in 2002, and decreased in the personal lines by $3.3 million, or 5.2 percent, in 2002. During 2002, we implemented rate increases of up to 25 percent in many of our commercial lines of business. We also implemented rate increases in many of our personal lines of business, but we reduced the number of personal lines policies in force.

Direct premiums written were $442.8 million in 2002, compared with $375.6 million in 2001. Texas was our largest state in terms of direct premium volume, with direct premiums written of $64.0 million. Iowa was our second largest state, with direct premiums written of $57.9 million. Our assumed premiums written decreased between 2001 and 2002 from $15.7 million to $10.8 million due to the run-off of several assumed reinsurance contracts.

Ceded premiums written increased from $25.2 million in 2001 to $35.3 million in 2002. To control costs resulting from higher reinsurance rates in 2002, we increased our retention levels. For our property and casualty lines of business, our retention for 2002 was $1.3 million, which means we had reinsurance for any single claim over $1.3 million. Our loss retention was $1.0 million for losses that pertained to years 1995 through 2001 and $.8 million or less for losses that pertained to years prior to 1995. We also increased our loss retention levels for the total direct loss we may incur from a single catastrophe. In 2002, we increased the total direct loss we could incur from a single catastrophe, after reinsurance, to $7.5 million plus 5 percent of losses in excess of $7.5 million. From 1993 to 2001, the limit was $5.0 million.

Beginning January 1, 2003, we increased our retention for any single claim to $1.5 million, but we did not change our catastrophe retention of $7.5 million.

Our reinsurance contracts limit or exclude coverage for losses sustained as a result of terrorist activities. The Terrorism Risk Insurance Act of 2002 was passed by Congress and signed into law by the President on November 26, 2002. The Act defines a “certified” act of terrorism as “an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5.0 million, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion.” The Act requires us to offer coverage for certified acts of terrorism on all polices issued or renewed through December 31, 2004.

In 2002, our net premiums earned grew to $389.4 million from $346.6 million in 2001. This growth was driven by the increase in our premium rates and was concentrated in our commercial liability lines, where rate increases were as high as 25 percent. Because premiums are recorded in earnings over the life of a policy, we expected the growth in net premiums written to result in continued growth in this category of net premiums earned into 2003.

Losses and settlement expenses incurred in 2002 totaled $280.0 million, reflecting losses and settlement expenses of $291.1 million resulting from losses that occurred in 2002 and favorable development of $11.1 million on losses that occurred prior to 2002. The favorable development resulted from a re-estimation of loss reserves established at December 31, 2001 in each of our lines of business except other liability. The deficiency in the other liability line of business of $12.8 million resulted from a number of large other liability losses reported to us in 2002 for accident years 1997 through 2001. The deficiency in the other liability line of business was more than offset by the redundancies in our other lines of business.

Losses and settlement expenses incurred in 2001 totaled $256.1 million, reflecting $303.2 million of losses that occurred in 2001 and $47.0 million of favorable development on losses that occurred prior to 2001. In 2001, the favorable development was concentrated in our commercial automobile liability and other liability lines of business for accidents occurring in years 1998 through 2000.

Our reserving process, which contributed to the favorable development in 2002 and 2001, is presented under “Reserves,” later in this discussion. Our liability lines of business are considered long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

In 2002, our favorable development was attributable to savings of approximately $1.9 million from workers’ compensation medical bill reviews, compared with approximately $1.3 million in 2001; savings of approximately $2.8 million from the use of alternative dispute resolution in 2002, compared with approximately $3.9 million in 2001; recoupment of approximately $3.4 million from salvage and subrogation in 2002, compared with approximately $5.6 million in 2001 and savings of approximately $3.0 million in 2002 attributable to both the payment of claims for less than the amounts reserved and from reductions in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established, compared with approximately $36.2 million in 2001. The additional favorable information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Additional information relating to severity also is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.

For 2001, the development of our loss reserves in many of the categories discussed above was affected by adjustments in reserves made with respect to the book of business acquired in our purchase of American Indemnity Financial Corporation in August 1999. Following this purchase, we began a detailed review of many of the case reserves established for this business. This review was undertaken both as part of our assimilation of the case reserves into our own reserves and as a result of our belief upon completing an initial overview of reserves that many claims had insufficient reserves. We had some of our most experienced claims personnel conduct this initial review. The reserve changes made were based on the judgment of claims professionals experienced in evaluating bodily injury and property damage claims and knowledgeable about the legal environment, including trends in the geographical area involved. We also factored in our actual experience with the American Indemnity book of business as we began to settle the losses and review additional claims not a part of the initial reserve review. As a result, we increased reserves the last quarter of 1999 in this book of business by approximately $10.0 million. Through December 31, 2001, we had experienced redundancies of approximately $3.9 million relating to this reserve increase. We believe most of this redundancy had occurred due to the application of our aggressive claims handling and settlement philosophy on the assimilated claims. As of December 31, 2002, we believe the American Indemnity companies’ losses are reserved in accordance with our loss reserving philosophy, and that redundancies experienced in 2002 of $1.3 million on these claims are due to the savings factors described in the preceding paragraph.

Conditions and trends that have historically affected the prior years’ loss development of reserves may not necessarily occur in the future. Despite our history of favorable development on prior years’ reserves, our current reserves for claims may prove to be inadequate, which could have a material impact on our net income and stockholders’ equity.

As a measure of our underwriting profitability, we calculate a “combined ratio,” which is the sum of two ratios, the loss ratio and the expense ratio. We calculate the combined ratio on both an accounting principles generally accepted in the United States basis and a statutory basis, which is a more conservative basis of accounting and one which is required in the reports that we file with the state insurance departments in the states in which we are domiciled. We utilize the statutory basis of accounting for comparative purposes when we compare our results with those of other property and casualty insurance companies. On a statutory basis of accounting, the loss ratio is calculated by dividing net losses and net loss adjustment expenses incurred by net premiums earned, because losses occur over the life of a policy. On a statutory basis of accounting, the expense ratio is stated as a percentage of premiums written rather than premiums earned, because most underwriting expenses are paid when policies are written and are not amortized over the policy period. The statutory underwriting profit margin is the extent to which the combined ratio is less than 100 percent. In 2002, our statutory combined ratio was 101.9 percent, which compares favorably with the industry statutory combined ratio of 107.4 percent, as reported by A.M. Best Company, a leading insurance industry rating agency and data provider. Our statutory combined ratio was 104.7 percent in 2001. Without the effect of catastrophes, our statutory combined ratio was 97.3 percent in 2002 and 97.0 percent in 2001.

Under accounting principles generally accepted in the United States, the loss ratio is computed in the same manner as under the statutory basis of accounting, but the expense ratio is determined by matching underwriting expenses to the period when net premiums were earned, rather than by when net premiums were written. In 2002, our combined ratio, calculated on the basis of accounting principles generally accepted in the United States, was 101.8 percent, compared with 104.6 percent in 2001. Without the effect of catastrophes, our combined ratio calculated according to accounting principles generally accepted in the United States was 97.2 percent in 2002 and 96.8 percent in 2001.

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

Years ended December 31	2002			2001			2000
(Dollars in Thousands)	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$104,342	$65,027	62.3%	$83,522	$64,751	77.5%	$70,553	$47,921	67.9%
Other liability	83,668	61,835	73.9	67,663	37,622	55.6	56,951	35,134	61.7
Automobile	76,273	52,500	68.8	64,390	43,101	66.9	53,137	43,403	81.7
Workers’ compensation	31,137	31,567	101.4	29,475	25,369	86.1	25,858	16,844	65.1
Fidelity and surety	21,917	1,853	8.5	20,481	3,536	17.3	18,087	2,685	14.8
Miscellaneous	866	505	58.3	658	516	78.4	511	484	94.7

Total commercial lines	$318,203	$213,287	67.0%	$266,189	$174,895	65.7%	$225,097	$146,471	65.1%

Personal lines:
Automobile	$34,424	$28,808	83.7%	$33,826	$25,963	76.8%	$32,185	$21,700	67.4%
Fire and allied lines	27,299	30,271	110.9	28,292	31,362	110.9	26,681	25,040	93.8
Miscellaneous	672	467	69.5	771	782	101.4	769	(4,388)	(570.6)

Total personal lines	$62,395	$59,546	95.4%	$62,889	$58,107	92.4%	$59,635	$42,352	71.0%

Reinsurance	$8,815	$7,188	81.5%	$17,504	$23,143	132.2%	$22,539	$37,345	165.7%

Total	$389,413	$280,021	71.9%	$346,582	$256,145	73.9%	$307,271	$226,168	73.6%

Within the commercial lines of business, our best performing line continued to be fidelity and surety, with a loss ratio of 8.5 percent in 2002, and 17.3 percent in 2001. Our surety products provide protection against loss due to non-performance, such as a construction bond that protects owners against nonpayment by general contractors of material suppliers and subcontractors. Our fidelity products generally provide insurance against loss of money or other property due to the fraud or dishonesty of employees. Despite poor experience in the surety industry, we had continued to show profitability in this line of business. A majority of the industry losses were in the area of financial guarantees, policies which were widely written by the national surety companies throughout the 1990’s. Due to our very limited writing of financial guarantees, we had minimal losses incurred from this type of bond. Because of the industry’s poor experience, many of the national surety companies had raised their surety premium rates, while we and some other regional insurance companies had initiated more modest rate increases and term changes, which had enabled us to obtain additional, favorable surety accounts.

Our other liability line of insurance covers businesses for any liability for bodily injury and property damage arising from general business operations, accidents on their premises and products manufactured or sold. The 2002 loss ratio for this line of business was 73.9 percent, compared with 55.6 percent in 2001. The deterioration between years was due to a number of large losses reported to us in 2002. Many of these losses related to prior accident years. A small portion of these losses were the result of construction defect claims, primarily for residential general and subcontractors. This particular type of claim involves allegations of defective work on construction projects. The claims typically involve numerous parties and insurers. Our reserves for construction defect claims are based upon information that is currently available to us, as well as our past loss experience, and the current legal environment. Future judicial and regulatory actions concerning construction defect liability creates uncertainty as to our ultimate liability for these types of claims.

Typically, other liability claims have a significant amount of loss adjustment expense associated with them, and because our loss reserves in this line increased, so did our reserve for loss adjustment expenses. Due to our experience in this line in 2002, we also increased our other liability reserves for losses that had been incurred, but not yet reported to us; such reserves are estimates that are calculated using our historical experience by line of business.

Our commercial automobile insurance covers physical damage to an insured’s vehicle as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured or uninsured or under insured motorists and the legal costs of defending the insured against lawsuits. Our policy is to write only standard automobile insurance. We do not write coverage for large fleets of automobiles. Our experience in this line had deteriorated, as measured by the increased loss ratio of 66.9 percent in 2001 to 68.8 percent in 2002, due primarily to an increase in the severity of losses.

Our commercial fire and allied line of insurance covers losses to an insured’s property, including its contents, as a result of weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The loss ratio for this line of business improved to 62.3 percent in 2002, compared with 79.5 percent in 2001. The improvement in this line of business was due primarily to premium rate increases and a decrease in the frequency of non-catastrophe losses.

Workers’ compensation continues to be a poorly performing line of commercial business. The loss ratio deteriorated to 101.4 percent in 2002, from 86.1 percent in 2001. We continue to write this line of business as part of an overall commercial account. The deterioration in 2002 was primarily the result of an increase in severity of claims, coupled with modest premium rate increases. Intense competition in the workers’ compensation line, as well as state insurance department regulation of rates had resulted in lower premium rate increases in this line of business, when compared with our other commercial lines of business.

Our reinsurance line of business improved in 2002, with a net loss ratio of 81.5 percent, compared with 132.2 percent in 2001. The majority of the impact from the September 11 events was included in the 2001 results. In 2002, we incurred assumed losses and expenses of $6.9 million, compared with $26.2 million in 2001. The improvement resulted primarily from a reduced number of contracts and exposure in assumed reinsurance business. We continue to have exposure, primarily catastrophe coverages, related to the assumed reinsurance contracts written prior to 2001, as well as to the small number of assumed reinsurance contracts that we had continued to underwrite. We believe that as of December 31, 2002, our loss reserves established for the assumed reinsurance business are appropriate. We anticipate that we will decrease the assumed loss reserves each year as the non-renewed assumed reinsurance contracts continue to run off and the losses are paid out.

The deterioration in the loss ratio for our personal lines of business was the result of an increase in the severity of both catastrophe and non-catastrophe losses. Through selective underwriting, we had reduced our number of personal lines policies in force by 22,984 or 18 percent in 2002. In 2002, our personal lines represented 16.3 percent of our direct property and casualty premiums written, compared with 17.9 percent in 2001.

The expense ratio was 29.9 percent in 2002, compared with 30.7 percent in 2001. We experienced this stability in our expense ratio as a result of maintaining steady underwriting expenses while seeing growth in premiums written and earned. We anticipated that the closing of our branch office in Lincoln, Nebraska during the third quarter of 2002 would contribute to further improvement in our expense ratio.

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

Overall, the factors contributing to our year-to-year redundancy include the following:

•	Establishing reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes;

•	Using claims negotiation to control the size of settlements;

•	Assuming that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor;

•	Focusing on loss prevention services to enhance workplace safety and to prevent accidents and illness;

•	Promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and

•	Using programs and services to help prevent fraud and to assist in favorably resolving cases.

Asbestos and environmental losses

At December 31, 2002, we established $1.6 million in asbestos and environmental loss reserves, compared with $1.1 million at December 31, 2001. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss adjustment expense reserves; because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves.

Mold losses

The existence of certain airborne mold spores resulting from moisture trapped in confined areas had been alleged to cause severe health and environmental hazards. We have current and potential future exposure to mold claims in both our commercial and personal lines of business. While mold is a potential problem in several states, Texas had been at the forefront of mold insurance issues. Our Texas homeowners policies contain a mold exclusion and our Texas commercial property policies include a $25,000 limitation with respect to claims arising from mold. We had also received approval for a total mold exclusion for our commercial general liability policies. As market conditions permit, we plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. We believe that it is unlikely that any such loss would have a material adverse effect on our financial condition or our cashflows. However, due to the uncertainty of future changes in Texas regulation, we cannot estimate our future probable liability for mold claims. Also, as case law expands, we may be subject to mold-related losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. Loss reserve additions arising from future unfavorable judicial trends cannot be reasonably estimated at the present time.

Life insurance segment

Our life insurance segment’s operating earnings are derived primarily from premium revenues and investment income, reduced by interest credited, benefits to policyholders and expenses. In 2002, our life insurance segment recorded net operating income of $11.2 million, compared with net operating income of $9.9 million in 2001.

Net income recorded by the life segment for 2002 was $3.3 million compared with $8.5 million for 2001. The change in net income was attributable primarily to growth in net investment income, offset by an increase in net realized investment losses. Net investment income earned increased by $7.1 million, or 10.1 percent, in 2002 to $77.8 million. Despite depressed interest rates, annuity deposits increased our life segment’s investment portfolio, leading to the increase in investment earnings. The increase in net realized investment losses was primarily due to investment write-downs of $11.8 million in 2002 versus investment write-downs of $3.5 million in 2001.

Net premiums earned by the life segment in 2002 totaled $27.9 million, compared with $25.4 million in 2001. Annuity deposits collected are not reflected in net premiums earned. Rather, revenues for annuities consist of policy surrender charges and investment income earned. In 2002, annuity deposits were $223.5 million, compared with $163.1 million in 2001. Annuity deposits are invested and recorded as liabilities, referred to as future policy benefits.

In 2002, we credited interest of $51.7 million to our fixed annuity and universal life policyholder accounts, compared with $48.2 million in 2001. We establish our interest crediting rates based upon current market conditions and maintain a “spread” by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. We decreased interest-crediting rates during 2002 and 2001 for new deposits. The increase in our expense for interest on policyholders’ accounts in 2002 was primarily a result of the interest credited on existing account balances. We do not write variable annuity products or variable insurance products. Our fixed annuity products expose us to the risk that changes in interest rates could reduce our spread and the rate of return that we are able to earn on our investments. Because of the poor performance of the market during 2002, our spread had been reduced due to the decreased rate of return earned on funds invested in 2002. We have significant amounts of annuities up for renewal beginning in 2004. Because of current market conditions, and the resulting low interest rates, there exists a risk of non-renewal of these annuities. Because of the magnitude of annuities we have at risk, our financial results could be significantly affected. However, we have historically been able to overcome various market conditions in maintaining and growing our annuity business.

Investment operations

Our primary investment strategy is to invest in assets that will meet immediate and long-term insurance obligations and maximize after-tax returns with appropriate risk diversification. Cash received from insurance operations is invested in primarily high quality investment grade corporate and municipal fixed income or equity securities.

Total invested assets increased $207.2 million, or 13.7 percent, to $1,722.0 million at December 31, 2002, compared with December 31, 2001. Of this growth, $35.3 million was attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity. The fair value of securities in our investment portfolio may fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Because the changes in the fair value of available-for-sale securities and other invested assets in our investment portfolio are reflected in our financial statements, fluctuations in fair value could result in unrealized investment losses, thereby affecting our stockholders’ equity.

At December 31, 2002, $1,348.6 million or 88 percent of our fixed maturities were classified as available-for-sale, compared with $1,142.6 million or 83 percent at December 31, 2001. During 2002, we added trading securities to our portfolio. Our trading securities consisted primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. Our remaining fixed maturities are classified as held-to-maturity and are reported at amortized cost. As of December 31, 2002, 87 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners’ Securities Valuation Office, and had ratings of Class 1 or Class 2.

The composition of our investment portfolio at December 31, 2002 is presented in the following table in accordance with accounting principles generally accepted in the United States:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total

(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$416,551	79.3%	$1,172,406	98.0%	$1,588,957	92.2%
Equity securities	95,485	18.2	4,009	0.3	99,494	5.8
Mortgage loans	—	—	12,109	1.0	12,109	0.7
Policy loans	—	—	7,930	0.7	7,930	0.5
Other long-term investments	11,821	2.2	—	—	11,821	0.7
Short-term investments	1,575	0.3	150	—	1,725	0.1

Total	$525,432	100.0%	$1,196,604	100.0%	$1,722,036	100.0%

(l)	Available-for-sale and trading fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

Net investment income increased by $6.6 million, or 6.7 percent, to $105.6 million between 2001 and 2002. More than 95 percent of our investment income originated from interest on fixed maturities. Our remaining investment income is derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 6.4 percent in 2002, compared with 6.7 percent in 2001. We attributed the decrease between years to the reinvestment of proceeds from maturing fixed maturities and the investment of new funds at lower investment yields during 2002 due to market conditions.

We recorded net realized losses on securities of $13.8 million in 2002, compared with net realized losses of $.2 million in 2001. The 2002 net loss included other-than-temporary asset impairments of $13.3 million related to non-investment grade corporate bonds, which we recognized in 2002. See “Critical Accounting Policies” later in this discussion for a presentation of our impairment policy. We regularly review the other-than-temporarily impaired securities for appropriate valuation. Based on the existing status and condition of these securities, we do not currently anticipate additional losses, but continued credit deterioration of some securities is possible, which may result in further write-downs.

Federal income taxes

Our effective federal income tax rate of 20.2 percent was less than the applicable federal tax rate of 35 percent due primarily to our portfolio of tax-exempt securities. In 2001, our effective rate was 15.8 percent. The change between years in effective rates was driven primarily by two factors: during 2002, we held a smaller portfolio of tax-exempt securities than in 2001 and in 2001, we eliminated a deferred tax liability of $1.1 million. We had established the deferred tax liability in connection with a Revenue Agent Review and other tax contingencies related to the 1999 purchase of American Indemnity Financial Corporation. The Revenue Agent Review has been settled, and we believed that the reserve for other tax contingencies was unnecessary at December 31, 2001. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in federal income tax expense of $1.1 million in 2001.

At December 31, 2002, we had $25.0 million of net operating loss carryforwards acquired in the purchase of American Indemnity Financial Corporation in August 1999. The utilization of these net operating losses is limited by the Internal Revenue Code. The net operating losses began to expire prior to our purchase of American Indemnity Financial Corporation and will continue to expire in various future years through 2019. Our property and casualty insurance segment must generate sufficient taxable income to be able to use the deferred tax asset associated with the net operating loss carryforwards before their expiration.

Due to uncertainty of the realizable value of the deferred tax asset, we recorded a valuation allowance of $8.4 million at December 31, 2002. The valuation allowance recorded on our deferred tax asset decreased by $.5 million from 2001, due primarily to the utilization of net operating loss carryforwards. In the future, if we can use the net operating losses acquired in the purchase of American Indemnity Financial Corporation, the related reduction in the valuation allowance will be recorded as a reduction to our intangible asset recorded in conjunction with the purchase of American Indemnity Financial Corporation, until the intangible asset has been eliminated, at which time the reduction in the allowance will reduce federal income tax expense.

Minimum pension liability

At December 31, 2002, we had a recorded minimum pension liability of $3.5 million (before tax), which represents the amount that we recognized to cover a $4.2 million deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit was first offset by prepaid pension cost ($.8 million) to arrive at the additional pretax minimum pension liability required to be recognized in our Consolidated Financial Statements.

At December 31, 2001, we had a recorded minimum pension liability of $.5 million (before tax), which represents the amount that we recognized to cover a $1.3 million deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit was first offset by prepaid pension cost ($.7 million) to arrive at the additional minimum pension liability required to be recognized in our Consolidated Financial Statements.

INVESTMENTS

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

Total invested assets increased by $110.1 million, or 6.4 percent, to $1,832.1 million at December 31, 2003, compared with December 31, 2002. Of this growth, $75.0 million was attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity. The fair value of securities in our investment portfolio may fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Because the changes in the fair value of available-for-sale securities and other invested assets in our investment portfolio are reflected in our financial statements, fluctuations in fair value could result in unrealized investment losses, thereby affecting our stockholders’ equity.

At December 31, 2003, $1,519.4 million or 92 percent of our fixed maturities were classified as available-for-sale, compared with $1,398.6 million, or 88.0 percent, at December 31, 2002. Our trading securities consist primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. Our remaining fixed maturities are classified as held-to-maturity and are reported at amortized cost. As of December 31, 2003, 88.2 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners’ Securities Valuation Office, and had ratings of Class 1 or Class 2.

The composition and related carrying value of our investment portfolio at December 31, 2003 is presented in the following table in accordance with accounting principles generally accepted in the United States:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$424,430	75.3%	$1,228,192	96.8%	$1,652,622	90.2%
Equity securities	123,058	21.8	5,831	0.5	128,889	7.1
Mortgage loans	5,331	0.9	21,029	1.7	26,360	1.4
Policy loans	—	—	8,068	0.6	8,068	0.4
Other long-term investments	9,584	1.7	—	—	9,584	0.5
Short-term investments	1,375	0.3	5,201	0.4	6,576	0.4

Total	$563,778	100.0%	$1,268,321	100.0%	$1,832,099	100.0%

(1)	Available-for-sale and trading fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures a company’s ability to generate enough cash to adequately meet its long and short-term obligations as they come due. Our operating cash needs consist primarily of paying insurance loss and loss adjustment expenses and day-to-day operating expenses. We are able to meet these cash requirements through the receipt of insurance premiums and investment income.

As of December 31, 2003, our cash and cash equivalents totaled $265.1 million, compared with $136.9 million at December 31, 2002. Several factors led to this increase. Net cash provided by operations varies with our underwriting profitability. As our profitability from insurance operations increased between 2002 and 2003, our net cash from operations has increased. The change in our investment activity between 2002 and 2003 also contributed to the increase in cash and cash equivalents. During 2003, our purchases for investment securities totaled $314.5 million, compared with $388.9 million in 2002. The unsettled investment environment experienced during 2003 made it beneficial for us to hold most of the funds generated by our operating, investment and financing activities in cash and cash equivalents rather than investing them. However, the investment environment showed signs of stabilizing during the third quarter of 2003, and we increased our investment activity accordingly.

We have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $281.4 million in 2003 and $209.3 million in 2002, which were sufficient for our cash flow needs in both years. If our operating and investment cash flows had not been sufficient to support our operations, we have short-term investments that we could utilize for this purpose. We may also borrow up to $20 million on a bank line of credit. We did not utilize our line of credit during 2003 or 2002. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent.

Offsetting the operating and investing increases to cash was a reduction in cash provided by financing activities. We generate cash from the sale, less withdrawals, of our fixed annuities and universal life contracts. In 2003, net cash from these activities decreased to $65.3 million, compared with $160.7 million in 2002. This is described in the life insurance segment discussion. Our re-entry into the fixed annuities market in 2004 will cause our net cash from operations to increase when compared with 2003, but we do not anticipate that the 2004 sale of fixed annuities will reach the level of sales in 2002.

Our 2002 liquidity was enhanced by the sale of 2,760,000 shares of convertible preferred stock, which resulted in net cash of $64.9 million that was utilized to support our insurance operations. Dividends to our stockholders resulted in cash outlays of $10.0 million in both 2003 and 2002 and $7.2 million in 2001. The steady increase resulted both from the payment of preferred stock dividends beginning in the second quarter of 2002, as well as an increase in the per share dividend to common stockholders. We anticipate that cash required for dividend payments will increase slightly from that paid in 2003. However, if a significant number of preferred stock is converted (at the holders’ option), this would reduce the cash required for the payment of stock dividends.

We invest funds available for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2003, our cash and cash equivalents included $91.7 million related to these money market accounts, compared with $28.8 million at December 31, 2002.

Under the insurance laws of the states and jurisdictions where our insurance subsidiaries and affiliate are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. In 2003 and 2002, United Fire did not receive dividends from its insurance subsidiaries and affiliate.

REDEEMABLE PREFERRED STOCK

Redeemable preferred stock totaling $65.5 million consists of 2,760,000 shares of 6.375 percent Convertible Preferred Stock, Series A, issued at $25 per share in May of 2002. Dividends paid and accrued on our preferred stock in 2003 totaled $4.4 million. Our preferred stock is discussed further in Note 11 of the Notes to Consolidated Financial Statements.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increased from $290.4 million at December 31, 2002 to $373.9 million at December 31, 2003, an increase of 28.8 percent. Increases to stockholders’ equity included net income of $55.6 million and an increase in net unrealized investment appreciation of $37.9 million, after tax. The elimination of a minimum pension liability increased stockholders’ equity by $2.3 million after tax. We issued 5,100 shares of common stock as the result of the exercise of stock options, which increased stockholders’ equity by $.1 million. Common and preferred stockholder dividends and preferred stock accretion of $12.4 million decreased stockholders’ equity. Book value per share at December 31, 2003 was $37.23, compared with $28.94 at December 31, 2002. As of December 31, 2003, we had authorization granted by the board of directors to repurchase 89,210 shares of our common stock. In 2003, we repurchased 550 shares of our common stock, all of which were distributed to employees as awards. We did not retire any shares of our common stock in 2003.

OFF BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

At December 31, 2003 we have no off balance sheet arrangements. Our only long-term commitment relates to the operating leases we currently have in effect. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion of our lease obligations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting policies are as follows.

Investments

All investment securities are classified upon acquisition as held-to-maturity, trading or available-for-sale. Investments in held-to-maturity fixed maturities are recorded at amortized cost. Available-for-sale fixed maturities, trading fixed maturities, equity securities and other long-term investments are recorded at fair value. Policy loans, mortgage loans and short-term investments are recorded at cost.

In most cases, quoted market prices are used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate is based on recent trading. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. Unrealized appreciation or depreciation of investments carried at market value is excluded from net income and credited or charged, net of applicable deferred income taxes, directly to a separate component of shareholders’ equity. The change in unrealized appreciation or depreciation during the year is reported as a component of other comprehensive income (loss).

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As of December 31, 2003, we had a small number of securities where fair value was less than our cost. The total temporary impairment on these securities totaled $7.9 million, compared with $45.1 million in 2002. Our rationale for not recording other-than-temporary impairments on these securities is discussed in Note 2 of the Notes to Consolidated Financial Statements.

Deferred Policy Acquisition Costs – Property and Casualty Insurance Segment

We establish an asset for deferred policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing our property and casualty lines of business. The asset is amortized over the life of the policies written. We assess the recoverability of deferred policy acquisition costs on a quarterly basis. We do not consider anticipated investment income in determining the recoverability of these costs. The loss and loss adjustment expense ratio we use to estimate the recoverability of costs is based primarily on the assumption that the future loss and loss adjustment expense ratio will approximate that of the recent past. Actual results could differ materially from our estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through operations in the period identified. As of December 31, 2003, we have $45.0 million in deferred policy acquisition costs, compared with $36.6 million at December 31, 2002. The increase between years was due to growth in variable operating expenses related to the underwriting of our property and casualty insurance policies.

Deferred Policy Acquisition Costs – Life Insurance Segment

We record a deferred asset for our life insurance segment’s policy acquisition costs. We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period of the related policies in relation to anticipated premium income on those policies.

We also defer and amortize policy acquisition costs related to investment contracts and universal life contracts; we amortize these policy acquisition costs in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition cost asset. When appropriate, we revise our assumptions on the estimated gross profits of these contracts, and we re-estimate and adjust cumulative amortization for our books of business by a cumulative charge or credit to income.

A material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, would negatively affect our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.

At December 31, 2003, we have $41.3 million in deferred policy acquisition costs related to our life insurance segment, as compared with $53.8 million at December 31, 2002. The deferred policy acquisition costs with respect to our fixed annuities and universal life products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on fixed maturity and equity securities available-for-sale. That is, because fixed maturity and equity securities available-for-sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains and losses on fixed maturity securities and equity securities available-for-sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have decreased by $46.2 million at December 31, 2003, compared with $29.6 million at December 31, 2002. This variance between years was driven by the low interest rate environment, and the resulting increase in unrealized gains related to the fair value of available-for-sale fixed maturity securities.

Future Policy Benefits and Losses, Claims and Settlement Expenses – Property and Casualty Insurance Segment

Our most significant estimates relate to our reserves for property and casualty losses and loss adjustment expenses. We establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred. These reserves reflect our estimates of the total cost of claims that are reported to us, but not yet paid (“case” reserves), and the cost of claims “incurred but not yet reported” to us.

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

For losses that are incurred but not yet reported, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data, and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given accident year.

Over the course of the last 10 accident years, our net reserves for losses and loss adjustment expenses have exceeded our net incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the mid-point of a range of reasonable estimates. We believe that in determining reserves, it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates. We believe the use of a range of reasonable reserves is especially effective when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

The factors contributing to our year-to-year redundancy include the following:

•	Establishing reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes;

•	Using claims negotiation to control the size of settlements;

•	Assuming that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor;

•	Focusing on loss prevention services to enhance workplace safety and to prevent accidents and illness;

•	Promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and

•	Using programs and services to help prevent fraud and to assist in favorably resolving cases.

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

The estimation of assumed and ceded reinsurance loss and loss adjustment expense reserves is subject to the same factors as the estimation of insurance loss and loss adjustment expense reserves. In addition to those factors which give rise to inherent uncertainties in establishing insurance loss and loss adjustment expense reserves, there exists a delay in our receipt of reported claims due to the procedure of having claims first reported through one or more intermediary insurers or reinsurers.

At December 31, 2003 our reserves for gross losses and settlement expenses increased by $34.4 million to $427.0 million, from $392.6 million at December 31, 2002. We increased our gross loss and settlement reserves for the other liability line of business by $35.1 million, and we increased our gross reserves for our workers’ compensation business by $12.3 million. In all of our other lines of business, we decreased our gross reserves for losses and loss adjustment expenses. Other liability and workers’ compensation lines of business are considered long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these and other factors in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

Included in the other liability line of business are gross reserves for asbestos and other environmental losses and settlement expenses. At December 31, 2003, we established $3.3 million in asbestos and environmental loss reserves, compared with $1.6 million at December 31, 2002. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss adjustment expense reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves.

The existence of certain airborne mold spores resulting from moisture trapped in confined areas has been alleged to cause severe health and environmental hazards. We have current and potential future exposure to mold claims in both our commercial and personal lines of business. While mold is a potential problem in several states, Texas has been at the forefront of mold insurance issues. Our Texas homeowners policies contain a mold exclusion, and our Texas commercial property policies include a $25,000 limitation with respect to claims arising from mold. We have a total mold exclusion for our commercial general liability policies. As market conditions permit, we plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. We believe that it is unlikely that any such loss would have a material adverse effect on our financial condition or our cash flows. However, due to the uncertainty of future changes in Texas regulation, we cannot estimate our future probable liability for mold claims. Also, as case law expands, we may be subject to mold-related losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. Loss reserve additions arising from future unfavorable judicial trends cannot be reasonably estimated at the present time.

Future Policy Benefits and Losses, Claims and Settlement Expenses – Life Insurance Segment

The reserves reflected in our Consolidated Financial Statements are calculated in accordance with accounting principles generally accepted in the United States. We account for our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under Statement No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Statutory reserves for the life insurance segment are based upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by independent consulting actuaries. At December 31, 2003, we recorded future policy benefits of $1,210.8 million, compared with $1,128.7 million at December 31, 2002.

Deferred Income Taxes

We are required to establish a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. We have recorded a valuation allowance of $7.8 million for deferred tax assets relating to American Indemnity Financial Corporation net operating loss carryforwards that can only be used to offset future taxable income of the property and casualty insurance segment.

Stock-Based Compensation

We have elected to account for our stock options under Accounting Principles Board Opinion No. 25 in accounting for our stock option plan. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized for grants of options to employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in 2003 and 2002, no compensation expense has been recognized.

Employee Benefits

We account for our noncontributory defined benefit pension plan in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions,” and we account for our retiree medical plan in accordance with Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Statement No. 87 and Statement No. 106 require that the cost of pension and retiree medical benefits be accrued over the period during which an employee provides service.

At December 31, 2003, we recorded liabilities for employee benefits of $12.5 million, compared with $15.9 million at December 31, 2002. In 2003 we recorded pension and retiree medical benefits expense of $4.6 million, compared with $3.3 million in 2002. A majority of the increase was driven by an increase in the service and interest cost components of our pension plan.

Several of the factors that are utilized to determine the benefit plans’ projected benefit obligation and expense are dependent upon future events, such as how long the employee and any survivors live, how many years of service the employee is expected to render and the employee’s future level of compensation. Accordingly, the effects of such future factors are estimated. The selection of benefit plan estimates, primarily the discount rate and the expected long-term rate of return on pension plan assets, can have a significant impact on the estimated projected benefit obligation and benefit expense, and thus on the consolidated results of operations.

We annually determine the assumptions used to calculate our benefit plan obligations. We establish the discount rate based upon published investment grade, long-term corporate bond yields. In 2003, we lowered the discount rate to 6.5 percent (from 6.75 percent in 2002, and 7.25 percent in 2001.)

A hypothetical 1 percent increase in the discount rate would result in a decrease in pension and retiree medical projected benefit obligations of approximately $2.1 million and $1.7 million, respectively. A hypothetical 1 percent decrease in the discount rate would result in an increase in pension and retiree medical projected benefit obligations of approximately $2.5 million and $2.2 million, respectively.

The estimated long-term rate of return that is assumed on pension plan assets affects our pension expense during a particular period. Because our retiree medical plan is unfunded, it is unaffected by changes in the rate of return assumption. We perform an analysis of expected long-term rates of return based on the allocation of our pension plan assets and recent economic conditions to develop an expected long-term rate of return. For 2003, we utilized an expected rate of return of 8.25 percent on our pension assets in arriving at these costs. At December 31, 2003, 54.4 percent of the plan assets was invested in common stock, 35.8 percent of the plan assets was invested in an annuity purchased from our life insurance company, and the remainder of the plan assets was held in cash and cash equivalents. Fourteen percent of the plan assets was invested in our own common stock. A hypothetical 1 percent increase or decrease in the expected long-term rate of return would result in a pretax change in our pension expense (or income) for 2004 of approximately $.4 million.

Premium Income

Net premiums written consists of direct premiums written plus assumed premiums less ceded premiums. All three components of net premiums written are recognized as revenue over the period that coverage is provided. When premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the Consolidated Balance Sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

REGULATION

We are subject to regulation and supervision in each of the states where our insurance companies are domiciled and licensed to conduct business. State insurance department commissioners regulate such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, accounting policy, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.

State regulators have the authority to approve or deny our premium rates to ensure that they are not excessive and are not discriminatory. Because of this regulatory constraint, it is sometimes difficult to receive an adequate premium rate on our products, which can result in unsatisfactory underwriting results.

Despite strict oversight by state insurance regulators, insurance companies occasionally become insolvent. Each of our insurance companies is required to participate in state guaranty fund associations, the purpose of which is to protect the policyholders of insolvent insurance companies. The guaranty fund associations assess solvent insurers to pay the claims of insolvent insurers. The assessments are based proportionately upon each solvent insurance company’s share of written premiums in the applicable state. Most of the state guaranty fund associations allow solvent insurers to recoup the assessments paid via the utilization of rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. At December 31, 2003, we have accrued $.1 million for state guaranty fund assessments.

Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require us to sell the non-conforming securities. Our investment portfolio at December 31, 2003 was materially in compliance with the applicable state investment rules and regulations.

The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside of the “usual range” at December 31, 2003. In addition to the financial ratios, we are also required to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2003, both our life insurance segment and our property and casualty insurance segment had capital well in excess of the required levels.

Though insurance companies are subject to state regulation, some federal legislation and policies do affect the insurance industry. From time to time, federal regulation is discussed as an addition, or as an alternative, to state regulation. A recently enacted federal law, the Terrorism Act, impacts the insurance industry with its provision of a “back-stop” to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests. The law limits the industry’s aggregate liability by requiring the federal government to share 90 percent of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry, without further action by Congress, to $100 billion. In exchange for this “back-stop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. We are complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts.

We are not aware of any other current recommendations by the National Association of Insurance Commissioners, federal, or other regulatory authorities in the states in which we conduct business that, if or when implemented, would have a material effect on our liquidity, capital resources or operations.

RATING AGENCIES

Our financial strength is regularly reviewed by independent rating agencies who assign a rating based upon items such as results of operations, capital resources and minimum policyholders’ surplus requirements.

Our family of property and casualty insurers has received a group rating of “A” (Excellent) from A.M. Best Company. Within the group, all of our property and casualty insurers have an “A” (Excellent) rating, except two insurance subsidiaries that are in a run-off status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable).

Our life insurance subsidiary has received an “A-” (Excellent) rating from A.M. Best Company. According to A.M. Best Company, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.” A.M. Best Company assigned a “bbb” rating to our convertible preferred stock issue.

Standard & Poor’s issued an “A” rating to United Fire & Casualty Company, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, and United Life Insurance Company. According to Standard & Poor’s, an insurer rated “A” has “strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.” A Standard & Poor’s Insurer Financial Strength Rating is Standard & Poor’s current opinion of the creditworthiness of an insurer with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Standard & Poor’s assigned a “BBB+” rating to our convertible preferred stock issue.

NEW ACCOUNTING STANDARDS

See Note 1 of the Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements. We believe that the new accounting pronouncements will not materially affect our financial condition or results of operations.

OUTLOOK

Concerning our property and casualty insurance segment, we believe that underwriting initiatives that we undertook in 2003 will continue to contribute to underwriting profitability. Additionally, we have taken steps to reduce our exposure to catastrophes, primarily through the monitoring of concentration and the reduction of personal lines business.

From a pricing perspective, despite what the industry does, our philosophy remains consistent – we will seek to charge adequate prices for our property and casualty insurance products. We do not intend to under-price our products to gain market share, as we believe this strategy leads to long-term underwriting losses and capital erosion. We are convinced that our historical results, as compared with those of the property and casualty industry, and as measured by the statutory combined ratio, support this underwriting philosophy.

We are hopeful that the investment markets will recover, thus leading to improvement in our investment results. A recovery would contribute profitability in both of our insurance segments. However, improvements in the interest rate environment would negatively impact our stockholders’ equity, as higher rates would lead to a decrease in the fair value of our fixed maturity securities and the related unrealized appreciation recognized in stockholders’ equity.

Contingent on improvements in the interest rate environment, we expect our life insurance segment to experience an increase in our fixed annuity sales in 2004. We have been able to maintain our very important relationships with our life insurance agents throughout the six-month suspension of fixed annuity sales that existed from July 1, 2003 through December 31, 2003. The decision to suspend annuity sales was a difficult decision to make, but we remain convinced that it was the best decision in order for us to continue to meet the long-term needs of our agents and policyholders.

We continually review our operations, looking for opportunities to increase our efficiency, thus reducing operating costs, and we will continue to do so. Despite the improvements that we make, we anticipate that we will incur increased costs in the area of legal, auditing and other professional fees due to the necessity to meet more stringent corporate governance regulations.

NON-GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures to monitor and evaluate our ongoing insurance operating results and trends. Management believes that investor understanding of our financial performance is enhanced by disclosure of these non-GAAP measures because they provide supplemental information that facilitates comparison with our prior periods, and with other companies within our industry. The non-GAAP financial measures we utilize are written premium, catastrophe losses and statutory combined ratio. Written premium, catastrophe losses and statutory combined ratio are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. Premiums are reflected as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review.

Year to date	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2003	$480,583,000	$(15,988,000)	$464,595,000
2002	446,825,000	(29,539,000)	417,286,000

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. We define catastrophes to include events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. We also include in our catastrophe totals those events we believe are, or will be, material to our operations, either in amount or in number of claims made.

Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss adjustment expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with accounting principles generally accepted in the United States, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. Market risk includes interest rate risk, foreign exchange risk, credit risk and equity price risk. Our primary market risk is exposure to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.

We invest in interest rate sensitive securities, primarily debt securities. While it is generally our intent to hold our fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, our available-for-sale fixed maturity securities are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of stockholders’ equity.

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity securities. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

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

Duration relates primarily to our life insurance segment because the long-term nature of the segment’s reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2003, our life insurance segment had $953 million in deferred annuity liabilities that are specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio given the various hypothetical interest rate changes utilized by the sensitivity analysis allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash inflows.

Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2003. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ in the simulation estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.23 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be .33 years shorter than the duration of the investments supporting the liabilities. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

Table 1—Sensitivity Analysis—Interest Rate Risk

(Dollars in Thousands)	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points
Asset
Estimated fair value of fixed maturities	$2,258,377	$2,183,360	$2,112,710	$2,036,404	$1,963,063

Table 2 details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

(Dollars in Thousands)	-10%	Base	+10%
Asset
Estimated fair value of equity securities	$116,000	$128,889	$141,778

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

Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options we have written to generate additional portfolio income. The carrying values of our common equity securities are based on quoted market prices as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the issuer of securities, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

We do not utilize covered call options, or any other derivatives for hedging purposes. We minimize the market risk associated with our covered call options by writing covered call options on common stocks that we hold in our investment portfolio and that are “out of the money,” which means we write the options above the stock’s market value at the time the option is written. If the market price of the underlying common stock were to decline, it would be unusual for the option to be exercised since the exercise price would be higher than the market price. At December 31, 2003, we had no open covered call options.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
	(Dollars in Thousands Except Per Share Data and Number of Shares)
ASSETS
Investments
Fixed Maturities
Held-to-maturity, at amortized cost (market value $134,281 in 2003 and $199,441 in 2002)	$125,122	$186,204
Available-for-sale, at market (amortized cost $1,424,828 in 2003 and $1,352,285 in 2002)	1,519,401	1,398,636
Trading, at market (amortized cost $7,687 in 2003 and $4,344 in 2002)	8,099	4,117
Equity securities, at market (cost $37,858 in 2003 and $35,229 in 2002)	128,889	99,494
Mortgage loans	26,360	12,109
Policy loans	8,068	7,930
Other long-term investments	9,584	11,821
Short-term investments	6,576	1,725

	$1,832,099	$1,722,036

Cash and Cash Equivalents	$265,064	$136,892
Accrued Investment Income	26,795	27,523
Premiums Receivable (net of allowance for doubtful accounts of $598 in 2003 and $757 in 2002)	117,209	108,372
Deferred Policy Acquisition Costs	86,232	90,391
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $36,103 in 2003 and $32,379 in 2002)	18,094	15,922
Reinsurance Receivables	30,463	40,667
Prepaid Reinsurance Premiums	3,605	6,514
Intangibles	1,362	2,159
Income Taxes Receivable	4,574	1,872
Other Assets	19,658	7,127

TOTAL ASSETS	$2,405,155	$2,159,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$427,047	$392,649
Life insurance	1,210,822	1,128,749
Unearned premiums	231,939	219,968
Accrued expenses and other liabilities	55,605	50,725
Deferred income taxes	40,360	11,838

TOTAL LIABILITIES	$1,965,773	$1,803,929

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock – Series A, no par value	$65,456	$65,113
STOCKHOLDERS’ EQUITY
Common stock, $3.33 1/3 par value; authorized 30,000,000 shares; 10,042,444 shares issued and outstanding in 2003 and 10,037,344 shares issued and outstanding in 2002	$33,475	$33,458
Additional paid-in capital	7,040	6,943
Retained earnings	242,774	199,597
Accumulated other comprehensive income, net of tax	90,637	50,435

TOTAL STOCKHOLDERS’ EQUITY	$373,926	$290,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,405,155	$2,159,475

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in Thousands Except Per Share Data and Number of Shares)
Revenues
Net premiums earned	$464,595	$417,286	$372,019
Investment income, net	108,540	105,553	98,909
Realized investment losses, net	(1,691)	(13,801)	(186)
Commission and other income	1,841	1,839	2,210

	$573,285	$510,877	$472,952

Benefits, Losses and Expenses
Losses and settlement expenses	$288,718	$295,980	$270,329
Increase in liability for future policy benefits	7,318	5,708	5,236
Amortization of deferred policy acquisition costs	95,773	79,669	67,502
Other underwriting expenses	45,119	51,732	53,042
Interest on policyholders’ accounts	56,459	51,735	48,213

	$493,387	$484,824	$444,322

Income before income taxes	$79,898	$26,053	$28,630
Federal income taxes	24,324	5,267	4,537

Net Income	$55,574	$20,786	$24,093

Less preferred stock dividends and accretions	4,742	3,100	—

Earnings available to common shareholders	$50,832	$17,686	$24,093

Weighted average common shares outstanding	10,038,312	10,037,052	10,035,819

Basic earnings per common share	$5.06	$1.76	$2.40

Diluted earnings per common share	$4.72	$1.76	$2.40

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	(Dollars in Thousands Except Per Share Data and Number of Shares)
Balances, January 1, 2001	$33,453	$6,912	$172,346	$44,718	$257,429
Net income	—	—	24,093	—	24,093
Change in net unrealized appreciation (1)	—	—	—	5,048	5,048
Minimum pension liability adjustment (2)	—	—	—	(357)	(357)

Total comprehensive income					28,784
Dividends on common stock, $.72 per share	—	—	(7,225)	—	(7,225)

Balances, December 31, 2001	$33,453	$6,912	$189,214	$49,409	$278,988

Net income	—	—	20,786	—	20,786
Change in net unrealized appreciation (1)	—	—	—	2,752	2,752
Minimum pension liability adjustment (2)				(1,726)	(1,726)

Total comprehensive income					21,812
Dividends on common stock, $.73 per share	—	—	(7,303)	—	(7,303)
Dividends on preferred stock	—	—	(2,871)	—	(2,871)
Accretion of preferred stock issuance costs	—	—	(229)	—	(229)
Issuance of 1,525 shares of common stock attributable to exercise of stock options	5	31	—	—	36

Balances, December 31, 2002	$33,458	$6,943	$199,597	$50,435	$290,433

Net income	—	—	55,574	—	55,574
Change in net unrealized appreciation (1)	—	—	—	37,927	37,927
Minimum pension liability adjustment (2)				2,275	2,275

Total comprehensive income					95,776
Dividends on common stock, $.77 per share	—	—	(7,655)	—	(7,655)
Dividends on preferred stock	—	—	(4,399)	—	(4,399)
Accretion of preferred stock issuance costs	—	—	(343)	—	(343)
Issuance of 5,100 shares of common stock attributable to exercise of stock options	17	97	—	—	114

Balances, December 31, 2003	$33,475	$7,040	$242,774	$90,637	$373,926

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes (see Note 15).

(2)	The adjustment of minimum pension liability is net of income taxes (see Note 15).

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net Income	$55,574	$20,786	$24,093
Adjustments to reconcile net income to net cash provided by operating activities
Net bond discount accretion	(828)	(1,093)	(1,139)
Depreciation and amortization	3,973	3,751	4,053
Realized investment losses, net	1,691	13,801	186
Net cashflows from trading investments	(3,412)	(4,646)	—
Changes in:
Accrued investment income	728	(1,800)	(3,145)
Accounts receivable	(8,837)	(19,992)	(12,744)
Deferred policy acquisition costs	(12,480)	(18,755)	(14,555)
Reinsurance receivables	10,204	4,989	(4,169)
Prepaid reinsurance premiums	2,909	(2,464)	(1,204)
Income taxes receivable	(2,702)	(1,504)	290
Other assets	(12,531)	(1,690)	842
Future policy benefits and losses, claims and settlement expenses	51,125	37,417	19,994
Unearned premiums	11,971	32,181	22,575
Accrued expenses and other liabilities	6,372	(1,512)	(10,493)
Deferred income taxes	7,423	(530)	28
Other, net	626	(269)	—

Total adjustments	$56,232	$37,884	$519

Net cash provided by operating activities	$111,806	$58,670	$24,612

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$26,367	$9,125	$74,921
Proceeds from call and maturity of held-to-maturity investments	64,129	55,805	43,702
Proceeds from call and maturity of available-for-sale investments	176,864	143,706	87,116
Proceeds from sale of short-term and other investments	14,048	649	3,515
Purchase of held-to-maturity investments	(2,197)	—	(1,397)
Purchase of available-for-sale investments	(279,695)	(376,059)	(355,658)
Purchase of short-term and other investments	(32,646)	(12,848)	(1,141)
Purchase of property and equipment	(5,919)	(4,026)	(1,709)

Net cash used in investing activities	$(39,049)	$(183,648)	$(150,651)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$138,915	$290,314	$225,771
Withdrawals from investment and universal life contracts	(73,569)	(129,649)	(102,639)
Net proceeds from the issuance of preferred stock	—	64,884	—
Net proceeds from the issuance of common stock	114	36	—
Payment of cash dividends	(10,045)	(9,978)	(7,225)

Net cash provided by financing activities	$55,415	$215,607	$115,907

Net Increase (Decrease) in Cash and Cash Equivalents	$128,172	$90,629	$(10,132)
Cash and Cash Equivalents at Beginning of Year	136,892	46,263	56,395

Cash and Cash Equivalents at End of Year	$265,064	$136,892	$46,263

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

The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries: United Life Insurance Company, Lafayette Insurance Company, Addison Insurance Company, American Indemnity Financial Corporation, American Indemnity Company, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyd’s, an affiliate of United Fire, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.

United Fire Lloyd’s is organized as a Texas Lloyd’s plan, which is an aggregation of underwriters who, under a common name, engage in the business of insurance through a corporate attorney-in-fact. United Fire Lloyd’s is financially and operationally controlled by United Fire & Indemnity Company, its corporate attorney-in-fact, pursuant to three types of agreements: trust agreements between United Fire & Indemnity Company and certain individuals who agree to serve as trustees; articles of agreement among the trustees who agree to act as underwriters to establish how the Lloyd’s plan will be operated; and powers of attorney from each of the underwriters appointing a corporate attorney-in-fact, who is authorized to operate the Lloyd’s plan. Because United Fire & Indemnity Company can name the trustees, the Lloyd’s plan is perpetual, subject only to United Fire & Indemnity Company’s desire to terminate it.

United Fire & Indemnity Company provides all of the statutory capital necessary for the formation of the Texas Lloyd’s plan by contributing capital to each of the trustees. The trust agreements require the trustees to become underwriters of the Lloyd’s plan, to contribute the capital to the Lloyd’s plan, to sign the articles of agreement and to appoint the attorney-in-fact. The trust agreements also require the trustees to pay to United Fire & Indemnity Company all of the profits and benefits received by the trustees as underwriters of the Lloyd’s plan, which means that United Fire & Indemnity Company has the right to receive 100 percent of the gains and profits from the Lloyd’s plan. The trustees serve at the pleasure of United Fire & Indemnity Company, which may remove a trustee and replace that trustee at any time. Termination of a trustee must be accompanied by the resignation of the trustee as an underwriter, so that the trustee can obtain the capital contribution from the Lloyd’s plan to reimburse United Fire & Indemnity Company. By retaining the ability to terminate trustees, United Fire & Indemnity Company possesses the ability to name and remove the underwriters.

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

Life insurance segment

On whole life and term insurance (traditional business), premiums are reported as earned when due, and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (nontraditional business), income and expenses are reported as charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts, which is accomplished by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs. We do not write variable annuities or variable insurance products.

The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are being amortized to income over the premium paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The expected premium revenue and gross profit are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For nontraditional policies, changes in the amount or timing of expected gross profit will result in adjustments to the cumulative amortization of these costs.

The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the deferred policy acquisition costs that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2003, a pre-tax adjustment to decrease deferred policy acquisition costs by $16,639,000 was made with a corresponding decrease to unrealized investment appreciation (depreciation). In 2002, the adjustment was to decrease deferred policy acquisition costs by $31,067,000.

Liabilities for future policy benefits for traditional products are computed by the net level premium method using interest assumptions ranging from 4.5 percent to 8.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using statutory mortality and interest rates, which produce results that are not materially different from accounting principles generally accepted in the United States. Deferred annuity reserves are carried at the account value.

Investments

Investments in held-to-maturity fixed maturities are recorded at amortized cost; we have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading fixed maturities, equity securities and other long-term investments are recorded at fair value. Policy loans, mortgage loans and short-term investments are recorded at cost. Included in investments at December 31, 2003 and 2002 are securities on deposit with various regulatory authorities, as required by law, with carrying values of $1,304,679,000 and $1,181,902,000, respectively.

Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation with respect to available-for-sale fixed maturities and equity securities are reported as a separate component of stockholders’ equity, less applicable income taxes.

Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

In 2003 and 2002, we wrote down certain holdings in our investment portfolio as a result of other-than-temporary declines in market value and recognized a total realized loss, before tax, of $6,407,000 in 2003 and $13,326,000 in 2002. We continue to review these investments, as well as all of our other investment holdings, for appropriate valuation on an ongoing basis.

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

Income taxes paid during 2003, 2002 and 2001 were $19,602,000, $7,302,000 and $4,280,000, respectively. There were no significant payments of interest in 2003, 2002 or 2001, other than interest credited to policyholders’ accounts.

Property, equipment and depreciation

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,724,000, $3,281,000 and $3,208,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Amortization of intangibles

Our intangibles are comprised entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. The carrying value of our intangibles is reviewed regularly for impairment in the recoverability of the underlying asset. Any impairment would be charged to operations in the period that the impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2003, 2002 or 2001.

Amortization expense totaled $249,000, $470,000, and $845,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We reduced agency relationships by $548,000 in both 2003 and 2002 as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 9 for further discussion.

Income taxes

We file a consolidated federal income tax return. Deferred tax assets and liabilities are determined at the end of each period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the year-to-year change in the net deferred tax asset or liability, except for certain changes in deferred tax amounts that affect stockholders’ equity and do not impact income tax expense.

Contingent liabilities

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Stock-based compensation

We have a stock-based compensation plan, which is described more fully in Note 10. Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options, which prescribe the use of the intrinsic value method of accounting for employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for stock options issued to our employees and directors. We have determined the amount of compensation cost that would have been recognized as of December 31, 2003, 2002 and 2001 under the fair value method of accounting prescribed by Statement No. 123 has an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Accounting changes

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” which became effective January 1, 2002. Statement No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, Statement No. 141 requires an acquired intangible asset, whenever acquired, to be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Recognized intangible assets (other than those with an indefinite life) must then be amortized over their estimated useful lives. We evaluated the intangible asset of $7,847,000 established in the purchase of American Indemnity Financial Corporation in 1999 in accordance with Statement No. 141, and determined that we are subject to the provision of Statement No. 141 requiring an intangible asset arising out of contractual or other legal rights to be recognized separately from goodwill and amortized over its estimated useful life. Through December 31, 2003 the basis of this intangible asset has been reduced by $4,839,000 as a result of adjustments to the deferred tax valuation allowance also established in the acquisition of American Indemnity Financial Corporation. Future adjustments to this deferred tax valuation allowance will reduce the intangible asset until its carrying value is zero. We are amortizing the remaining intangible asset to expense on a straight-line basis over a 10-year estimated useful life, which results in an annual amortization expense of $190,000 or approximately $48,000 per quarter. Accumulated amortization totaled $2,497,000 and $2,307,000 at December 31, 2003 and December 31, 2002, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. Statement No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Pursuant to the adoption of Statement No. 141, we do not have any unamortized goodwill reported at January 1, 2002. The adoption of Statement No. 142 had no effect on our Consolidated Financial Statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” which became effective for fiscal years beginning after June 15, 2002. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. Because we did not retire any of our tangible, long-lived assets in 2003, the adoption of Statement No. 143 had no effect on our Consolidated Financial Statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Statement No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of Statement No. 144 had no effect on our Consolidated Financial Statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, “Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections,” which became effective for fiscal years beginning after May 15, 2002. The rescission of Statement of Financial Accounting Standard No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement of Financial Accounting Standard No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which had amended Statement No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement No. 4 required material gains and losses from extinguishment of debt to be classified as extraordinary items. Under Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual-in-nature and infrequency-of-occurrence criteria in Accounting Principles Board Opinion No. 30. Because we did not extinguish debt in 2003, the adoption of Statement No. 145 had no effect on our Consolidated Financial Statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 requires that, in certain instances, costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions,” which clarifies the accounting treatment for acquisitions of financial institutions. In addition, Statement No. 147 amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Statement No. 147 is effective on October 1, 2002. Our adoption of Statement No. 147 will have no effect on our Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended Statement No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25 and related interpretations. We have made the applicable disclosures in the “Stock-Based Compensation” section of this note.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this new standard (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying variable to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement No. 149 is to be applied prospectively to contracts entered into or modified after September 30, 2003. We will evaluate our reporting for all contracts to which Statement No. 149 applies; however, we do not believe that the adoption of Statement No. 149 will have any impact on our Consolidated Financial Statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have any impact on our Consolidated Financial Statements. Refer to Note 11 for additional information.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights by extending the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (i.e., variable interest entities). Interpretation No. 46 provides guidance on how to identify a variable interest entity and to determine when and which business enterprise (i.e., the primary beneficiary) should consolidate the variable interest entity. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures addressing their involvement with the variable interest entity. We have evaluated the provisions of Interpretation No. 46 and have determined that our affiliate, United Fire Lloyds, meets the definition of a variable interest entity for which we are the primary beneficiary. United Fire Lloyds has been included in our consolidated financial results since we acquired the entity in 1999; therefore, no adjustment is required to be recorded in our current or prior period financial statements upon adoption of Interpretation No. 46.

In November 2003, the Emerging Issues Task Force reached a consensus on certain additional quantitative and qualitative disclosure requirements in connection with its deliberations of Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new pronouncement requires that in addition to the disclosures already required by Statement of Financial Accounting Standard No. 115 and Statement of Financial Accounting Standard No. 124, the aggregate amount of unrealized losses, aggregate related fair value of investments with unrealized loss and certain qualitative disclosures must also be disclosed. This pronouncement was required to be applied to financial statements for fiscal years ending after December 15, 2003. We have adopted this pronouncement. Refer to Note 2 for the presentation of the disclosures prescribed by this pronouncement.

On December 23, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of Statements No. 87, 88 and 106.” Statement No. 132 (revised 2003) disclosure requirements are effective for fiscal years ending and interim periods beginning after December 15, 2003. Required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004.

Statement No. 132 (revised 2003) revises existing disclosure requirements only and does not affect current measurement and recognition accounting for pension and postretirement benefits. Additional disclosures required by Statement No. 132 (revised 2003) include expanded disclosures relating to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, we adopted the disclosure requirements of Statement No. 132 (revised 2003) as noted above. Refer to Note 10 for additional information.

Effective December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Medicare Prescription Drug Act) was signed into law, which provides for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our defined benefit postretirement health care and life insurance plans do provide a prescription drug benefit.

On January 12, 2004, the Financial Accounting Standards Board issued Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under Statement of Financial Accounting Standard No. 106 and in providing disclosures related to the plan required by Statement No. 132 (revised 2003). The Financial Accounting Standards Board allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act—in particular, the accounting for the federal subsidy that is not explicitly addressed in Statement No. 106—and due to the fact that uncertainties exist as to the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants.

For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. We are currently evaluating the effects of the Medicare Prescription Drug Act on our other postretirement benefit plan and its participants, and have elected the one-time deferral. Our accumulated postretirement obligation or net periodic postretirement benefit cost for 2003 does not reflect the effects of the Act on our other postretirement plan. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy is issued, it could result in a change to previously reported information.

Note 2. Summary of Investments

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2003 and 2002 is as follows.

December 31, 2003	(Dollars in Thousands)
Type of Investment	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$9,311	$619	$—	$9,930
Mortgage Backed Securities	2,519	338	—	2,857
All Other Government	1,737	227	—	1,964
States, Municipalities & Political Subdivisions	91,142	6,811	297	97,656
All Foreign Bonds	2,004	278	—	2,282
Corporate Bonds:
Collateralized Mortgage Obligations	166	9	—	175
All Other Corporate Bonds	18,243	1,174	—	19,417

Total Held-to-Maturity Fixed Maturities	$125,122	$9,456	$297	$134,281

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$45,634	$1,428	$174	$46,888
Mortgage Backed Securities	5	1	—	6
All Other Government	85,955	2,483	939	87,499
States, Municipalities & Political Subdivisions	136,473	6,885	289	143,069
All Foreign Bonds	40,653	2,591	4	43,240
Public Utilities	334,061	24,389	1,419	357,031
Corporate Bonds:
Collateralized Mortgage Obligations	7,880	439	94	8,225
All Other Corporate Bonds	772,517	62,739	3,583	831,673
Redeemable Preferred Stock	1,650	120	—	1,770

Total Available-For-Sale Fixed Maturities	$1,424,828	$101,075	$6,502	$1,519,401

Equities
Common Stocks:
Public Utilities	$6,372	$3,471	$415	$9,428
Bank, Trust & Insurance Companies	10,521	61,210	6	71,725
All Other Common Stock	20,735	27,499	727	47,507
Nonredeemable Preferred Stocks	230	—	1	229

Total Available-for-Sale Equity Securities	$37,858	$92,180	$1,149	$128,889

Total Available-for-Sale Securities	$1,462,686	$193,255	$7,651	$1,648,290

December 31, 2002	(Dollars in Thousands)
Type of Investment	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$14,707	$1,145	$—	$15,852
Mortgage Backed Securities	3,737	501	—	4,238
All Other Government	1,707	338	—	2,045
States, Municipalities & Political Subdivisions	120,542	9,102	360	129,284
All Foreign Bonds	2,005	359	—	2,364
Public Utilities	10,093	54	—	10,147
Corporate Bonds:
Collateralized Mortgage Obligations	1,901	55	—	1,956
All Other Corporate Bonds	31,512	2,043	—	33,555

Total Held-to-Maturity Fixed Maturities	$186,204	$13,597	$360	$199,441

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$44,974	$2,469	$—	$47,443
Mortgage Backed Securities	8	1	—	9
All Other Government	38,778	3,432	—	42,210
States, Municipalities & Political Subdivisions	78,919	5,089	9	83,999
All Foreign Bonds	39,553	2,093	1,112	40,534
Public Utilities	322,705	17,957	15,042	325,620
Corporate Bonds:
Collateralized Mortgage Obligations	25,704	1,142	86	26,760
All Other Corporate Bonds	799,218	54,132	23,041	830,309
Redeemable Preferred Stock	2,426	—	674	1,752

Total Available-For-Sale Fixed Maturities	$1,352,285	$86,315	$39,964	$1,398,636

Equities
Common Stocks:
Public Utilities	$5,233	$2,615	$1,354	$6,494
Bank, Trust & Insurance Companies	10,217	45,115	180	55,152
All Other Common Stock	19,499	21,272	3,192	37,579
Nonredeemable Preferred Stocks	280	—	11	269

Total Available-for-Sale Equity Securities	$35,229	$69,002	$4,737	$99,494

Total Available-for-Sale Securities	$1,387,514	$155,317	$44,701	$1,498,130

The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands) December 31, 2003	Held-to-maturity		Available-for-sale		Trading
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,164	$6,234	$100,599	$102,163	$499	$396
Due after one year through five years	30,608	32,995	474,856	514,126	5,266	5,754
Due after five years through ten years	45,220	48,440	554,125	599,596	323	316
Due after ten years	31,134	33,650	241,729	248,397	1,599	1,633
Mortgage-backed securities	2,519	2,857	5	6	—	—
Collateralized mortgage obligations	9,477	10,105	53,514	55,113	—	—

	$125,122	$134,281	$1,424,828	$1,519,401	$7,687	$8,099

Proceeds from sales of available-for-sale securities during 2003, 2002 and 2001 were $26,367,000, $9,125,000 and $74,921,000, respectively. Gross gains of $4,855,000, $1,682,000 and $4,401,000 were realized on those sales in 2003, 2002 and 2001, respectively. Gross losses of $7,513,000, $15,040,000 and $4,948,000 were realized on those sales in 2003, 2002 and 2001, respectively.

Proceeds from the sale of trading securities were $3,261,000 and $2,604,000 in 2003 and 2002, respectively. Gross gains of $192,000 and $9,000 were realized on these sales in 2003 and 2002, respectively. Gross losses of $447,000 and $306,000 were realized on these sales in 2003 and 2002, respectively. An additional gross gain of $639,000, which was attributable to the change in fair value of these securities, was realized during 2003, compared to an additional gross loss of $227,000 realized during 2002.

There were no sales of held-to-maturity securities during 2003, 2002 or 2001.

A summary of realized investment gains (losses) resulting from sales, calls, maturities, and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

(Dollars in Thousands) Years Ended December 31	2003	2002	2001
Realized investment gains (losses)
Fixed maturities	$(675)	$(13,740)	$(1,509)
Equity securities	(1,016)	(23)	1,229
Other investments	—	(38)	94

	$(1,691)	$(13,801)	$(186)

Net changes in unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities and equity securities	$74,988	$35,301	$18,314
Deferred policy acquisition costs	(16,639)	(31,067)	(10,253)
Income tax effect	(20,422)	(1,482)	(3,013)

	$37,927	$2,752	$5,048

Net investment income for the years ended December 31, 2003, 2002 and 2001 is comprised of the following.

(Dollars in Thousands) Years Ended December 31	2003	2002	2001
Investment income
Interest on fixed maturities	$103,878	$103,208	$92,596
Dividends on equity securities	3,250	3,014	3,055
Interest on other long-term investments	940	1,394	4,211
Interest on mortgage loans	1,800	45	—
Interest on policy loans	620	632	643
Other	3,327	2,175	2,537

Total investment income	$113,815	$110,468	$103,042
Less investment expenses	5,275	4,915	4,133

Investment income, net	$108,540	$105,553	$98,909

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

Provided below is a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2003. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, we believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. Therefore, we have concluded that the unrealized losses displayed below are temporary in nature.

(Dollars in Thousands)
December 31, 2003	Less than 12 months		12 months or longer		Total
Type of Investment	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed Maturities
Bonds:
States, Municipalities & Political Subdivisions	$—	$—	$876	$297	$876	$297

Total Held-to-Maturity Fixed Maturities	$—	$—	$876	$297	$876	$297

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$2,800	$174	$—	$—	$2,800	$174
All Other Government	39,290	939	—	—	39,290	939
States, Municipalities & Political Subdivisions	5,215	289	—	—	5,215	289
All Foreign Bonds	1,493	4	—	—	1,493	4
Public Utilities	10,912	633	4,265	785	15,177	1,418
Corporate Bonds:
Collateralized Mortgage Obligations	—	—	126	93	126	93
All Other Corporate Bonds	20,856	726	14,290	2,858	35,146	3,584

Total Available-For-Sale Fixed Maturities	$80,566	$2,765	$18,681	$3,736	$99,247	$6,501

Equities:
Common Stocks	$1,164	$62	$6,104	$1,087	$7,268	$1,149
Nonredeemable Preferred Stocks	—	—	230	1	230	1

Total Available-for-Sale Equity Securities	$1,164	$62	$6,334	$1,088	$7,498	$1,150

Total Available-for-Sale Securities	$81,730	$2,827	$25,015	$4,824	$106,745	$7,651

Total Fixed Maturity and Equity Securities	$81,730	$2,827	$25,891	$5,121	$107,621	$7,948

Note 3. Derivative Instruments

We write covered call options on our equity security portfolio to generate additional portfolio income. We do not use these or any other instruments for hedging purposes. Covered call options are recorded at fair value and are included in accrued expenses and other liabilities. Any income or gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment losses. There were no open covered call options at December 31, 2003 and 2002.

Our investment portfolio includes trading securities with embedded derivatives, primarily convertible debt and equity instruments. These securities are recorded at fair value. Any income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment losses. Our trading portfolio of fixed maturity securities had a market value of $8,099,000 at December 31, 2003, compared with $4,117,000 at December 31, 2002.

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

The estimated fair value of mortgage loans is based upon discounted cash flows at the market rate of interest for similar loans as of December 31, 2003. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management’s opinion, these values reflect fair value at December 31, 2003 and 2002.

For accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

The fair value of the liabilities for annuity products that are in a benefit payment phase, guaranteed investment contracts and structured settlements is based on a discount rate of 6.00 percent and 6.25 percent at December 31, 2003 and 2002, respectively. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

A summary of the carrying value and estimated fair value of assets and liabilities meeting the definition of financial instruments at December 31, 2003 and 2002 is as follows.

At December 31	2003		2002
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Dollars in Thousands)
Assets
Investments:
Held-to-maturity fixed maturities	$134,281	$125,122	$199,441	$186,204
Available-for-sale fixed maturities	1,519,401	1,519,401	1,398,636	1,398,636
Trading fixed maturities	8,099	8,099	4,117	4,117
Equity securities	128,889	128,889	99,494	99,494
Mortgage loans	28,500	26,360	12,931	12,109
Policy loans	8,068	8,068	7,930	7,930
Other long-term investments	9,584	9,584	11,821	11,821
Short-term investments	6,576	6,576	1,725	1,725
Other Assets:
Accrued investment income	26,795	26,795	27,523	27,523
Liabilities
Policy Reserves:
Annuity (Accumulations)	$927,972	$953,153	$862,340	$895,870
Annuity (On-Benefits)	4,502	4,253	3,475	3,504
Structured settlements	782	911	762	895
Guaranteed investment contracts	4,357	4,490	3,616	3,667

Note 5. Short-Term Borrowings

We maintain a $20,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. We did not borrow against this available line of credit in 2003 or 2002. There were no loan balances outstanding at December 31, 2003 and 2002.

Note 6. Reinsurance

Property and casualty insurance segment

Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. For business written during 2003, we have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention for 2003 was $1,500,000, which means we have reinsurance for any single claim over $1,500,000 in 2003. Our loss retention is $1,500,000 for losses that pertain to 2003, $1,250,000 for losses that pertain to 2002, $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. In addition, we reinsure personal and commercial umbrella policy losses in excess of $1,000,000 up to $5,000,000, and we reinsure surety policy losses in excess of $1,250,000 up to $5,000,000, 90 percent of losses from $5,000,000 up to $15,000,000 and 80 percent of losses from $15,000,000 up to $20,000,000. We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. The catastrophic program provides coverage of 95 percent of $70,000,000 for losses in excess of our retention of $7,500,000 for a catastrophic event. We have additional coverage for 95 percent of $30,000,000 for catastrophic events occurring in the states of Arkansas, Florida, Louisiana, Mississippi and Texas.

Written premiums ceded were $31,380,000, $35,251,000 and $25,167,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Earned premiums ceded were $34,289,000, $32,787,000 and $23,963,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Ceded loss and loss adjustment expenses incurred were $440,000, $4,812,000 and $11,324,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligations. We believe all reinsurance receivables and prepaid reinsurance premiums due from reinsurers are collectable and realizable. There are no concentrations of credit risk associated with our reinsurance.

Our property and casualty companies also assume portions of their insurance business from other insurance companies. Written premiums assumed for the years ended December 31, 2003, 2002 and 2001 were $12,860,000, $10,766,000 and $15,708,000, respectively. Assumed premiums earned for the years ended December 31, 2003, 2002 and 2001 were $12,822,000, $11,024,000 and $19,171,000, respectively. Assumed loss and loss adjustment expenses incurred were $12,238,000, $6,818,000 and $26,266,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

We did not have direct exposure related to the September 11 national events. However, the 2001 results include incurred claims of $6,892,000 (before tax) related to the terrorist attacks from assumed property reinsurance. During 2003, we incurred an additional $301,000 for this loss, compared with an additional $399,000 incurred during 2002. We have recorded reserves of $160,000 at December 31, 2003 for the September 11 events.

Life insurance segment

As of December 31, 2003, our life insurance segment has purchased reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess coverage applies when three or more insureds die in a “catastrophic accident.” For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We plan to supplement this coverage when appropriate with “known concentration” coverage.

Life reserves are stated gross of reinsurance ceded to other companies. United Life Insurance Company is contingently liable for these amounts if such companies are unable to pay their portion of the claims. United Life Insurance Company is contingently liable for ceded insurance in force of $445,985,000 and $430,682,000 at December 31, 2003 and 2002, respectively. Earned premiums ceded were $1,340,000, $1,515,000 and $1,280,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately 64 percent of ceded life insurance in force as of December 31, 2003 has been ceded to two reinsurers. We believe all reinsurance receivables are collectable. Ceded losses incurred were $2,110,000, $1,234,000 and $1,874,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In 2002, the life insurance segment began assuming portions of life insurance business from other insurance companies. Assumed premiums written for the years ended December 31, 2003 and 2002 were $560,000 and $423,000, respectively. Assumed premiums earned for the years ended December 31, 2003 and 2002 were $309,000 and $87,000, respectively. Assumed losses incurred were $102,000 and $12,000 for the years ended December 31, 2003 and 2002, respectively.

Note 7. Reserves for Losses, Loss Adjustment Expenses and Life Policy Claim Liabilities

Property and casualty insurance segment

The table below provides an analysis of changes in our property and casualty loss and loss adjustment expense reserves for 2003, 2002 and 2001 (net of reinsurance amounts). Changes in reserves are reflected in the statement of income for the year when the changes are made. The favorable development resulted from a re-estimation of loss reserves established at December 31 of the prior year.

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

(Dollars in Thousands)
Years Ended December 31	2003	2002	2001
Gross liability for losses and loss adjustment expenses at beginning of year	$392,649	$366,519	$358,032
Less reinsurance receivables	35,760	39,609	37,526

Net liability for losses and loss adjustment expenses at beginning of year	$356,889	$326,910	$320,506

Losses and loss adjustment expenses incurred for claims occurring during
Current year	283,910	293,615	303,182
Prior years	(12,301)	(11,056)	(47,037)

Total incurred	$271,609	$282,559	$256,145

Losses and loss adjustment expense payments for claims occurring during
Current year	$121,487	$140,034	$139,225
Prior years	107,271	112,546	110,516

Total paid	$228,758	$252,580	$249,741

Net liability for losses and loss adjustment expenses at end of year	$399,740	$356,889	$326,910
Plus reinsurance receivables	27,307	35,760	39,609

Gross liability for losses and loss adjustment expenses at end of year	$427,047	$392,649	$366,519

Life insurance segment

The table below provides an analysis of changes in our life and accident and health policy claim liabilities for 2003, 2002 and 2001 (net of reinsurance amounts). United Life Insurance Company’s reserve for life claims is based on the contractual terms of the policy. The reserve for accident and health claims is determined actuarially using morbidity assumptions relative to each claim. Changes in assumptions for such things as environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

(Dollars in Thousands)
Years Ended December 31	2003	2002	2001
Gross liability for unpaid claims beginning of year	$2,118	$2,694	$1,769
Less reinsurance receivables	26	385	41

Net liability for unpaid claims at beginning of year	$2,092	$2,309	$1,728

Incurred claims related to
Current year	$14,097	$12,192	$10,955
Prior year	3,664	3,736	2,937

Total incurred	$17,761	$15,928	$13,892

Paid claims related to
Current year	$13,388	$12,473	$10,367
Prior years	3,622	3,672	2,944

Total paid	$17,010	$16,145	$13,311

Net liability for unpaid claims at end of year	$2,843	$2,092	$2,309
Plus reinsurance receivables	168	26	385

Gross liability for unpaid claims at end of year	$3,011	$2,118	$2,694

Note 8. Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions

Statutory policyholders’ surplus at December 31, 2003, 2002 and 2001 and net income for the years then ended are as follows.

(Dollars in Thousands)	Statutory Policyholders’ Surplus	Statutory Net Income (Loss)
2003
Property and casualty (1)	$303,111	$49,625
Life, accident and health	107,146	7,309

2002
Property and casualty (1)	$249,375	$13,307
Life, accident and health	97,644	(1,307)

2001
Property and casualty (1)	$194,988	$9,682
Life, accident and health	68,877	2,361

(1)	Because of United Fire & Casualty Company’s ownership of United Life Insurance Company, the property and casualty surplus includes life, accident and health surplus, and therefore represents our total consolidated statutory policyholders’ surplus.

The insurance industry is governed by individual state insurance departments. All of the insurance departments of the states in which we are domiciled have adopted codification of insurance statutory accounting practices effective January 1, 2001. Previously, these principles were prescribed in a variety of publications, as well as state laws, regulations and general administrative rules. Due to the adoption of codification, the effect on the statutory financial statements as of January 1, 2001 was an increase to statutory policyholders’ surplus of approximately $10,300,000. This change does not affect the accompanying financial statements, which are based on accounting principles generally accepted in the United States. Pursuant to codification rules, permitted statutory accounting practices may be utilized with approval from an insurer’s state of domicile insurance department; however, we do not use any statutory permitted practices.

We are required by the state insurance departments’ solvency regulations to calculate a minimum capital requirement based on insurance risk factors. The risk-based capital results are used by the National Association of Insurance Commissioners and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2003, both United Life Insurance Company and United Fire had capital well in excess of their required levels.

The State of Iowa Insurance Department governs the amount of dividends we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $30,311,000 in dividend distributions to stockholders in 2004 without prior approval. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. We received no dividends from our subsidiaries in 2003 or 2002, as compared to $275,000 in 2001.

During 2002, we contributed $30,000,000 in cash to United Life Insurance Company to improve its capital adequacy as evaluated by insurance company rating agencies.

Note 9. Federal Income Tax

Federal income tax expense is composed of the following.

(Dollars in Thousands) Years Ended December 31	2003	2002	2001
Current	$16,901	$5,798	$2,129
Deferred	7,423	(531)	2,408

Total	$24,324	$5,267	$4,537

A reconciliation of income tax expense (computed at the applicable federal tax rate of 35 percent in 2003, 2002 and 2001, respectively) to the amount recorded in the Consolidated Financial Statements is as follows.

(Dollars in Thousands) Years Ended December 31	2003	2002	2001
Computed expected income tax expense	$27,965	$9,119	$10,021
Reduction for tax-exempt municipal bond interest income	(2,813)	(3,091)	(3,542)
Reduction of nontaxable dividend income	(855)	(655)	(585)
Reduction in contingent tax liability	—	—	(1,143)
Other, net	27	(106)	(214)

Federal income taxes, as provided	$24,324	$5,267	$4,537

Our effective income tax rates were 30.3 percent, 20.2 percent and 15.8 percent in 2003, 2002 and 2001, respectively. These rates were lower than the applicable federal tax rates of 35 percent, due primarily to our portfolio of tax-exempt securities and, for 2001, a reduction in the contingent tax liability.

In 2001, we eliminated a deferred tax liability of $1,143,000, which we had established in connection with a Revenue Agent Review and other tax contingencies related to our 1999 purchase of American Indemnity Financial Corporation. The effect of the elimination was a reduction of deferred tax liabilities and a reduction in current federal income tax expense of $1,143,000.

The significant components of the net deferred tax liability at December 31, 2003 and 2002, are as follows.

(Dollars in Thousands) Years Ended December 31	2003	2002
Deferred tax liabilities:
Deferred policy acquisition costs	$26,265	$27,432
Net unrealized appreciation on investment securities	64,926	38,680
Depreciation on assets	1,079	965
Net bond discount accretion and premium amortization	2,346	2,415
Miscellaneous	1,501	1,170

Gross deferred tax liability	$96,117	$70,662

Deferred tax assets:
Financial statement reserves in excess of income tax reserves	$24,855	$27,315
Unearned premium adjustment	14,756	13,670
Postretirement benefits other than pensions	4,152	3,691
Salvage and subrogation	1,240	1,175
Fixed maturity write-downs	9,555	7,444
Pension	(749)	1,191
Alternative minimum tax credit carryforwards	—	1,628
Net operating loss carryforwards	7,838	8,386
Miscellaneous	1,948	2,710

Gross deferred tax assets	$63,595	$67,210
Valuation allowance	(7,838)	(8,386)

Net deferred tax liability	$40,360	$11,838

As of December 31, 2003, we have net operating loss carryforwards totaling $23,475,000, all of which were acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire as follows: 2004 - $1,247,000; 2005 - $118,000; 2006 - $43,000; 2007 - $14,000; 2008 - $14,000; 2009 - $4,604,000; 2010 - $989,000; 2011 - $5,491,000; 2017 - $6,819,000; and 2018 - $4,136,000. We are required to establish a valuation allowance for any portion of the deferred tax asset that we believe may not be realized. At December 31, 2003, we have a valuation allowance of $7,838,000 for deferred tax assets relating to American Indemnity Financial Corporation’s net operating losses, which can only be used to offset future income of the property and casualty insurance segment. If we determine that the benefit of the American Indemnity Financial Corporation net operating losses can be realized in the future, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to our intangible asset relating to agency relationships, until the carrying value of this intangible asset has been eliminated. The remainder will then be recognized through the income statement as a reduction to current tax expense.

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2003, we had approximately $2,121,000 of untaxed “Policyholders’ Surplus” on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the enactment of new tax legislation, we do not believe that any significant portion of the account will be taxed in the near future; therefore, no deferred tax liability has been recognized relating to the Policyholders’ Surplus balance. If the entire Policyholders’ Surplus balance became taxable at the current federal rate, the tax would be approximately $742,000.

Note 10. Employee Benefits

The two main employee benefit plans we offer are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

Noncontributory Defined Benefit Pension Plan

We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service and attained twenty-one years of age. Under our pension plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute $5,173,000 to the plan in 2004. At December 31, 2003, 54.4 percent of the plan assets was invested in common stock, 35.8 percent of the plan assets was invested in an annuity purchased from our life insurance company, and the remainder of the plan assets was held in cash and cash equivalents. Fourteen percent of the plan assets was invested in our own common stock. The pension plan owned 101,029 shares of United Fire common stock, with a market value of $4,078,000, as of December 31, 2003. Dividends on shares of United Fire common stock totaled approximately $78,000 during 2003. The plan has also made deposits with United Life Insurance Company totaling $10,314,000 to be used by the plan to purchase retirement annuities from that company. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

Employee/Retiree Health and Dental Benefit Plan

We offer a health and dental benefit plan to all of our eligible employees and retirees. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The plan provides health and dental benefits to our employees who are regularly scheduled to work for us for 24 or more hours per week and their covered dependents. Retired employees and their covered dependents are entitled to health and dental benefits provided the retired employees have attained at least age 55 and have continuously participated in the employee plan for at least 10 consecutive years immediately prior to retirement. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the plan administrator within 365 days after the end of the calendar year in which the charges were incurred. The plan’s benefit obligation relates primarily to our postretirement benefit program.

Estimates and Assumptions used to determine benefit obligations and costs

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets, and plan obligations at the date of the financial statements. Actual results could differ from these estimates. A significant estimate relates to the calculation of the benefit plan obligations. We annually establish the discount rate used to determine the present value of the plan benefit obligations as of December 31. The discount rate utilized is based upon published investment grade, long-term corporate bond yields. The pension plan also has various investment securities. The expected long-term rate of return on the pension plan assets is another significant estimate that affects pension expense reported during a particular period. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. We annually perform an analysis of expected long-term rates of return based on the allocation of our pension plan assets and recent economic conditions.

The following actuarial assumptions were used at December 31 in determining the reported plan benefit obligations:

Weighted-average assumptions as of December 31	Pension benefits		Other benefits
	2003	2002	2003	2002
Discount rate	6.50%	6.75%	6.50%	6.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following actuarial assumptions were used at January 1 in determining our reported net periodic benefit costs:

Weighted-average assumptions as of January 1	Pension benefits		Other benefits
	2003	2002	2003	2002
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following table provides a reconciliation of the changes in both plans’ benefit obligations and fair value of plan assets and a statement of the plan’s funded status for 2003 and 2002.

(Dollars in Thousands) At December 31	Pension benefits		Other benefits
	2003	2002	2003	2002
Reconciliation of benefit obligation
Obligation at beginning of year	$34,720	$31,066	$12,862	$9,748
Service cost	1,815	1,429	764	496
Interest cost	2,307	2,117	840	723
Plan amendments	—	114	—	—
Actuarial (gain) loss	(2,969)	1,003	(425)	2,678
Benefit payments and adjustments	(1,033)	(1,009)	(504)	(783)

Obligation at December 31	$34,840	$34,720	$13,537	$12,862

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$22,669	$21,155	$—	$—
Actual return on plan assets	3,481	(975)	—	—
Employer contributions	3,919	3,498	504	783
Benefit payments and adjustments	(1,033)	(1,009)	(504)	(783)

Fair value of plan assets at December 31	$29,036	$22,669	$—	$—

Funded status
Funded status at December 31	$(5,804)	$(12,051)	$(13,537)	$(12,862)
Unrecognized prior service cost	641	748	(159)	(71)
Unrecognized (gain) loss	4,388	9,400	1,924	2,423
Minimum pension liability adjustment	—	(3,500)	—	—

Accrued benefit cost	$(775)	$(5,403)	$(11,772)	$(10,510)

The accumulated pension benefit obligation was $27,812,000 and $28,820,000 at December 31, 2003 and 2002, respectively.

The following table provides the components of net periodic benefit cost for the plans for 2003, 2002 and 2001.

(Dollars in Thousands) Years Ended December 31	Pension benefits			Other benefits
	2003	2002	2001	2003	2002	2001
Plan costs
Service cost	$1,815	$1,429	$1,370	$764	$496	$410
Interest cost	2,307	2,117	2,037	840	723	633
Expected return on plan assets	(1,979)	(1,787)	(1,629)	—	—	—
Amortization of prior service cost	107	108	97	87	87	87
Amortization of net (gain) loss	541	122	127	74	(3)	(42)

Net periodic benefit cost	$2,791	$1,989	$2,002	$1,765	$1,303	$1,088

The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately eleven years. This period represents the average remaining employee service period until the date of full eligibility.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became effective December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-1, the above measures of the postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the provisions of this act. For further discussion of this act and the deferral of the recognition of its provisions provided by Staff Position 106-1, refer to Note 1.

For measurement purposes, an 11.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2004. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2010 and remain at that level thereafter. For dental claims, a 5.00 percent annual rate of increase was assumed for 2004, decreasing gradually to 4.75 percent for 2005 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(Dollars in Thousands)
	1% Increase	1% Decrease
Effect of total of service and interest cost components of net periodic postretirement health care benefit cost	$269	$(214)
Effect on the health care component of the accumulated postretirement benefit obligation	2,118	(1,710)

The annual per capita contributions for the benefits provided to retired American Indemnity Financial Corporation employees are capped. As a result, increases in the assumed health care cost trend rate will have no significant effect on the accumulated postretirement benefit obligation or on the net periodic postretirement benefit cost related to these employees as of December 31, 2003.

At December 31, 2002, we recorded a minimum pension liability of $3,500,000 (before tax), which represents the amount that we recognized to cover a $4,248,000 deficit occurring as a result of our fair value of plan assets being less than our accumulated benefit obligation. The amount of this deficit was first offset by prepaid pension cost of $748,000 to arrive at the additional pretax minimum pension liability required to be recognized in our Consolidated Financial Statements. No minimum pension liability is recognized as of December 31, 2003.

Other Benefit Plans

We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2003, 2002 and 2001, was $3,545,000, $1,320,000 and $1,728,000, respectively.

We also have an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining age 21. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2003, 2002 and 2001, the Employee Stock Ownership Plan owned 126,206, 126,216 and 127,190 shares of United Fire stock, respectively. Shares owned by the Employee Stock Ownership Plan are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $300,000, $90,000 and $60,000 in 2003, 2002 and 2001 respectively.

We have a nonqualified employee stock option plan that authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The following table sets forth the activity of our stock option plan for the years ended December 31, 2003, 2002, and 2001.

	2003		2002		2001
	Shares of Common Stock	Weighted -Average Price	Shares of Common Stock	Weighted -Average Price	Shares of Common Stock	Weighted -Average Price
Outstanding at beginning of year	60,496	$28.11	31,271	$23.13	16,771	$22.35
Granted	43,500	31.83	30,750	32.96	14,500	24.04
Exercised	(5,100)	22.23	(1,525)	23.62	—	—
Forfeited	(200)	26.12	—	—	—	—

Outstanding at end of year	98,696	$30.06	60,496	$28.11	31,271	$23.13

Options exercisable at year-end	16,492	$27.09	9,288	$23.19	4,558	$23.41
Weighted-average grant-date fair value of options granted during the year		$10.83		$12.80		$7.94

The weighted-average grant date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.31%	4.36%	5.10%
Expected option life (in years)	7.00	7.00	10.00
Expected dividends	$0.77	$0.72	$0.72
Expected volatility	37.89%	40.15%	41.00%

The following table summarizes information regarding the stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted -Average Exercise Price	Number Exercisable at 12/31/03	Weighted -Average Exercise Price
$ 18 - 24	15,550	6.65	$20.62	5,250	$20.46
25 - 30	5,996	5.57	26.63	4,392	26.41
31 - 36	77,150	8.78	32.23	6,850	32.61

$ 18 - 36	98,696	8.25	$30.06	16,492	$27.09

We have elected to account for our stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. As such, no compensation cost is recognized because the exercise price of United Fire’s stock options is equal to the market price of the underlying stock on the date of the grant. If the stock options had been accounted for under Statement of Financial Accounting Standard No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date. The amount of compensation cost that would have been recognized as of December 31, 2003, 2002 and 2001 under Statement No. 123 has been determined to have an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Note 11. Redeemable Preferred Stock

On May 6, 2002, we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. In connection with the preferred stock issuance, we collected net proceeds of $64,884,000. The preferred shares are non-voting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. During 2003 and 2002, we paid and accrued dividends of $4,399,000 and $2,871,000, respectively, on our preferred stock. The preferred stock has a liquidation preference and redemption price of $25 per share.

Issuance costs in connection with our preferred stock offering totaled $4,116,000. We accrete these costs over a 12-year period. Through December 31, 2003, we have accreted $572,000 related to the preferred stock issuance costs. We review the accretion period annually to determine if we need to accelerate the accretion.

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

In connection with the issuance of the preferred shares, the Board of Directors reserved a number of authorized shares of common stock sufficient to permit the conversion of all of the outstanding shares of preferred stock to United Fire common stock.

Note 12. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has four locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Note 1. We evaluate the two segments on both a statutory basis and on the basis of accounting principles generally accepted in the United States. Results are analyzed, based on profitability (i.e. loss ratios), expenses and return on equity. Because we sell all insurance domestically, we have no revenues allocable to foreign operations. The analysis on the following page is reported on the basis of accounting principles generally accepted in the United States and is reconciled to our Consolidated Financial Statements.

The property and casualty insurance segment markets most forms of commercial and personal property and casualty insurance products, including fidelity and surety bonds and reinsurance. The business is generated through approximately 1,030 independent agencies and brokers in 41 states. The following states provided more than 60 percent of the direct premium volume in this segment in 2003: Texas (13.7%), Iowa (12.8%), Louisiana (11.3%), Missouri (8.1%), Illinois (7.9%) and Colorado (7.9%).

United Life Insurance Company underwrites and markets ordinary life (primarily universal life), annuities (primarily single premium) and credit life products to individuals and groups through approximately 1,390 independent agencies in 27 states. The following states provided more than 70 percent of the direct premium volume in this segment in 2003: Iowa (38.0%), Minnesota (10.0%), Illinois (8.6%), Nebraska (7.9%) and Wisconsin (7.3%).

Total revenue by segment includes sales to both outside customers and inter-segment sales that are eliminated to arrive at the total revenues as reported in our Consolidated Statements of Income. We account for inter-segment sales on the same basis as sales to outside customers. The table on the following page sets forth certain data for each of our business segments. Depreciation expense and property and equipment acquisitions for the years ended December 31, 2003, 2002 and 2001, are reflected in the property and casualty insurance segment.

(Dollars in Thousands)
Year Ended December 31,	2003	2002	2001
Property and Casualty Insurance Segment
Revenues
Net premiums earned:
Fire and allied lines (1)	$150,704	$131,642	$111,367
Automobile	118,616	110,697	98,215
Other liability (2)	97,297	84,339	68,434
Workers’ compensation	34,231	31,137	29,475
Fidelity and surety	24,001	21,917	20,481
Reinsurance	9,270	8,815	17,504
Miscellaneous	847	866	1,106

Total net premiums earned	$434,966	$389,413	$346,582
Net investment income	27,435	27,869	28,352
Realized investment gains (losses)	1,283	(1,635)	1,885
Other income	1,706	1,730	2,108

Total reportable segments	$465,390	$417,377	$378,927

Intersegment eliminations	(109)	(125)	(125)

Total revenues	$465,281	$417,252	$378,802

Net income before income taxes
Revenues	$465,390	$417,377	$378,927
Benefits, losses and expenses	398,559	396,619	362,626

Total importable segments	$66,831	$20,758	$16,301

Intersegment eliminations	115	93	92

Total net income before income taxes	$66,946	$20,851	$16,393

Income tax expense	19,929	3,378	834

Net income	$47,017	$17,473	$15,559

Assets
Total reportable segments	$1,155,819	$997,324	$862,536
Intersegment eliminations	(200,410)	(175,665)	(137,188)

Total assets	$955,409	$821,659	$725,348

Life Insurance Segment
Revenues
Net premiums earned:
Universal life	$8,140	$10,007	$9,180
Ordinary life (other than universal)	8,753	6,203	5,489
Accident and health	6,395	6,414	5,773
Annuities	1,229	166	274
Credit life	5,068	5,027	4,660
Group accident and health	268	274	278

Total net premiums earned	$29,853	$28,091	$25,654
Net investment income	81,109	77,809	70,682
Realized investment losses	(2,972)	(12,166)	(2,071)
Other income	135	109	102

Total reportable segments	$108,125	$93,843	$94,367

Intersegment eliminations	(121)	(218)	(217)

Total revenues	$108,004	$93,625	$94,150

Net income before income taxes
Revenues	$108,125	$93,843	$94,367
Benefits, losses and expenses	95,177	88,548	82,038

Total reportable segments	$12,948	$5,295	$12,329

Intersegment eliminations	4	(93)	(92)

Total net income before income taxes	$12,952	$5,202	$12,237

Income tax expense	4,395	1,889	3,703

Net income	$8,557	$3,313	$8,534

Assets
Total assets	$1,449,746	$1,337,816	$1,126,491

Consolidated Totals
Total consolidated revenues	$573,285	$510,877	$472,952
Total consolidated net income	$55,574	$20,786	$24,093
Total consolidated assets	$2,405,155	$2,159,475	$1,851,839

(1)	“Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

Note 13. Quarterly Financial Information (Unaudited)

The following table sets forth our selected unaudited quarterly financial information.

(Dollars in Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year ended December 31, 2003
Total revenues	$134,876	$140,450	$146,101	$151,858	$573,285

Net income	$11,621	$12,973	$14,322	$16,658	$55,574

Basic earnings per common share	$1.04	$1.18	$1.31	$1.54	$5.06

Diluted earnings per common share	$0.99	$1.10	$1.22	$1.41	$4.72

Year ended December 31, 2002
Total revenues	$123,246	$119,809	$131,898	$135,924	$510,877

Net income	$11,092	$3,818	$2,820	$3,056	$20,786

Basic earnings per common share	$1.11	$0.31	$0.16	$0.18	$1.76

Diluted earnings per common share	$1.10	$0.31	$0.16	$0.18	$1.76

Year ended December 31, 2001
Total revenues	$112,752	$115,841	$121,606	$122,753	$472,952

Net income (loss)	$10,647	$(215)	$1,503	$12,158	$24,093

Basic and diluted earnings (loss) per common share	$1.06	$(0.02)	$0.15	$1.21	$2.40

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

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the stated conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock at the beginning of the reporting period. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. This was the case in our diluted earnings per share calculation for each of the 2002 reporting periods in which we had preferred shares outstanding. The preferred stock had a dilutive effect on the diluted earnings per share calculation for each of the 2003 reporting periods.

We determine the dilutive effect of our stock options outstanding using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation. The components of basic and diluted earnings per share are displayed in the following table.

Years Ended December 31	2003	2002	2001
Earnings available to common shareholders	$50,832,000	$17,686,000	$24,093,000
Weighted average common shares outstanding	10,038,312	10,037,052	10,035,819
Potentially dilutive common shares	1,724,447	9,531	4,425

Weighted average common and potential shares outstanding	11,762,759	10,046,583	10,040,244
Basic earnings per share	5.06	1.76	2.40
Diluted earnings per share	4.72	1.76	2.40

Cash dividends per common share of $.77, $.73 and $.72 were declared in 2003, 2002 and 2001, respectively.

Note 15. Comprehensive Income

The change in our stockholders’ equity from transactions and other events and circumstances from non-shareholder sources is referred to as comprehensive income. It includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders.

The primary components of our comprehensive income are net income, net unrealized appreciation and depreciation on available-for-sale securities and minimum pension liability adjustments. The following table sets forth the components of other comprehensive income, and the related tax effects, for the years ended December 31, 2003, 2002 and 2001.

(Dollars in Thousands)	Amount Before Tax	Income Tax Effect	Amount Net of Taxes
2003
Minimum pension liability adjustment	$3,500	$(1,225)	$2,275
Net unrealized appreciation arising during the period	56,658	(19,830)	36,828
Adjustment for net realized losses included in income	1,691	(592)	1,099

Other comprehensive income	$61,849	$(21,647)	$40,202

2002
Minimum pension liability adjustment	$(2,951)	$1,225	$(1,726)
Net unrealized depreciation arising during the period	(9,567)	3,348	(6,219)
Adjustment for net realized losses included in income	13,801	(4,830)	8,971

Other comprehensive income	$1,283	$(257)	$1,026

2001
Minimum pension liability adjustment	$(549)	$192	$(357)
Net unrealized appreciation arising during the period	7,875	(2,948)	4,927
Adjustment for net realized losses included in income	186	(65)	121

Other comprehensive income	$7,512	$(2,821)	$4,691

Note 16. Lease Commitments

At December 31, 2003, we were obligated under noncancelable operating lease agreements principally relating to office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $1,983,000, $2,494,000, and $2,182,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, our future minimum rental payments are as follows (in thousands).

2004	$2,018
2005	1,494
2006	811
2007	387
2008	233
Thereafter	1,248

Total	$6,191

Note 17. Escrow Agreement

During the third quarter of 2001, we presented claims against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which we acquired in August 1999. The amount of this escrow totaled $1,990,000 and is recorded as a component of other assets on our Consolidated Balance Sheets. During 2003, we filed a lawsuit to enforce the payment to us of the amount of our claims. At December 31, 2003, the parties to the lawsuit were actively engaged in settlement negotiations. Subsequent to December 31, 2003 we achieved a favorable settlement of this lawsuit, which resulted in the payment to us of approximately $1,940,000 of the funds that were held in the escrow account.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of

United Fire & Casualty Company

We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index to Supplementary Schedules at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The consolidated financial statements and schedules of United Fire & Casualty Company and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report, dated February 8, 2002, expressed an unqualified opinion on those statements and schedules and included an explanatory paragraph that disclosed the change in the Company’s method of accounting for derivative instruments and hedging activities, effective January 1, 1999.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 13, 2004

The following is a copy of Arthur Andersen LLP’s previously issued report. Arthur Andersen LLP has ceased practicing before the Commission and is therefore unable to reissue this report.

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

S CHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Under- writing Expenses	Interest on Policy- holders’ Accounts	Premiums Written
Year Ended December 31, 2003
Property and casualty	$44,978	$427,047	$215,219	$434,966	$27,431	$271,609	$87,320	$39,406	$—	$450,483
Life, accident and health(1)	41,254	1,210,822	16,720	29,629	81,109	24,427	8,453	5,713	56,459	30,100

Total	$86,232	$1,637,869	$231,939	$464,595	$108,540	$296,036	$95,773	$45,119	$56,459	$480,583

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Year Ended December 31, 2002
Property and casualty	$36,570	$392,649	$202,611	$389,413	$27,744	$280,021	$70,764	$45,616	$—	$418,347
Life, accident and health(1)	53,821	1,128,749	17,357	27,873	77,809	21,667	8,905	6,116	51,735	28,478

Total	$90,391	$1,521,398	$219,968	$417,286	$105,553	$301,688	$79,669	$51,732	$51,735	$446,825

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Year Ended December 31, 2001
Property and casualty	$29,313	$366,519	$171,214	$346,582	$28,227	$256,145	$58,293	$47,972	$—	$366,138
Life, accident and health(1)	73,390	956,797	16,573	25,437	70,682	19,420	9,209	5,070	48,213	27,467

Total	$102,703	$1,323,316	$187,787	$372,019	$98,909	$275,565	$67,502	$53,042	$48,213	$393,605

(1)	Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Certain amounts included in this schedule for earlier years have been reclassified to conform with the 2003 financial statement presentation. Amounts included herein are net of intercompany eliminations.

S CHEDULE IV. REINSURANCE

(Dollars in Thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2003
Life insurance in force	$4,226,119	$445,985	$19	$3,780,153
Premiums earned:
Property and casualty insurance	$456,433	$34,289	$12,822	$434,966	2.95%
Life insurance	24,421	1,241	112	23,292.48
Accident and health insurance	6,239	99	197	6,337	3.11

Total	$487,093	$35,629	$13,131	$464,595	2.83%

Year Ended December 31, 2002
Life insurance in force	$4,183,235	$430,682	$9	$3,752,562
Premiums earned:
Property and casualty insurance	$411,176	$32,787	$11,024	$389,413	2.83%
Life insurance	22,726	1,241	29	21,514.13
Accident and health insurance	6,575	274	58	6,359.91

Total	$440,477	$34,302	$11,111	$417,286	2.66%

Year Ended December 31, 2001
Life insurance in force	$4,066,238	$414,496	$—	$3,651,742
Premiums earned:
Property and casualty insurance	$351,374	$23,963	$19,171	$346,582	5.53%
Life insurance	20,855	1,138	—	19,717
Accident and health insurance	5,862	142	—	5,720

Total	$378,091	$25,243	$19,171	$372,019	5.15%

S CHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands) Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Allowance for bad debts
Year ended December 31, 2003(1)	$757	$—	$159	$598
Year ended December 31, 2002	615	142	—	757
Year ended December 31, 2001(1)	1,173	—	558	615
Deferred tax asset valuation allowance (2)
Year ended December 31, 2003	$8,386	$—	$548	$7,838
Year ended December 31, 2002	8,934	—	548	8,386
Year ended December 31, 2001	11,370	—	2,436	8,934

(1)	Reversal of allowance due to subsequent collections.

(2)	Recorded in connection with purchase of American Indemnity Financial Corporation.

S CHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in Thousands)
Affiliation with Registrant: United Fire and consolidated property and casualty subsidiaries	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Realized Investment Gains(Losses)	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
2003	$44,978	$427,047	$215,219	$434,966	$1,283	$27,431	$283,910	$(12,301)	$87,320	$228,758	$450,483

2002	$36,570	$392,649	$202,611	$389,413	$(1,635)	$27,744	$293,615	$(11,056)	$70,764	$252,580	$418,347

2001	$29,313	$366,519	$171,214	$346,582	$1,885	$28,227	$303,182	$(47,037)	$58,293	$249,741	$366,138

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during our fourth fiscal quarter.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Age (as of December 31, 2003), Present Position and Business Experience	Term as Director Expires	Served as Director Since
Scott McIntyre, Jr., 70, has served as Chairman of our Board of Directors since 1975. He has been employed by us in various capacities since 1954, including as President from 1966 to 1997 and as Chief Executive Officer from 1991 to 2000.	May 2005	1956

John A. Rife, 61, serves as our President and Chief Executive Officer. Mr. Rife began his employment with us in 1976. Mr. Rife was appointed our President in 1997 and our Chief Executive Officer in 2000. He has been President of United Life Insurance Company since 1984, and he also serves as President of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company from 1983 to the present. He has served us as a director since 1998. He has agreed to be nominated as a director at our next annual meeting in 2004.	May 2004	1998

Jack B. Evans, 55, serves as President of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa; he has served as its President since January 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to 1995. SCI Financial Group is a regional financial services firm providing brokerage, insurance and related services to its clients.	May 2006	1995

Christopher R. Drahozal, 42, is a Professor of Law at the University of Kansas School of Law, Lawrence, Kansas, where he has been teaching since 1994. Mr. Drahozal was an attorney in private practice in Washington, D.C. from 1991 until 1994. Mr. Drahozal is the son-in-law of Scott McIntyre Jr.	May 2006	1997

Thomas W. Hanley, 52, is a part-time student pursuing a Master of Arts degree in Theology from Loras College in Dubuque, Iowa. From 1979 to April of 2003, Mr. Hanley was employed as a certified public accountant by McGladrey & Pullen, LLP, a Cedar Rapids, Iowa tax and accounting firm. Mr. Hanley served as a partner at McGladrey & Pullen, LLP from 1982 to January 2002.	May 2006	2003

Casey D. Mahon, 52, is an Adjunct Professor of Law at the University of Iowa College of Law, Iowa City, Iowa, where she has been teaching since 1998. Ms Mahon was employed as Senior Vice President and General Counsel of McLeodUSA, Inc. from June 1993 until she retired in February 1998. McLeodUSA, Inc. provides integrated communications services.	May 2005	1993

George D. Milligan, 47, is the President of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group is a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital facilities.	May 2006	1999

Mary K. Quass, 53, is the President and Chief Executive Officer of NewRadio Group LLC, Cedar Rapids, Iowa. NewRadio Group LLC is a radio broadcasting group founded in August 2002. Ms. Quass is also President and Chief Executive Officer of Quass Communications, LLC, a position she has held since 1998. Quass Communications, LLC is a privately held investment company. From 1988 to 1998, Ms Quass held the position of President and Chief Executive Officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications. Ms. Quass served as President and Chief Executive Officer of Central Star Communications, responsible for over 50 radio stations throughout the Midwest until she retired in 2000. She has agreed to be nominated as a director at our next annual meeting in 2004.	May 2004	1998

Byron G. Riley, 73, is an attorney with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa. He has practiced law with that law firm since 1981. Bradley & Riley PC provides legal services to us from time to time.	May 2005	1983

Kyle D. Skogman, 53, is President of Skogman Construction Co. of Iowa, a company that specializes in residential construction primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990. He has agreed to be nominated as a director at our next annual meeting in 2004.	May 2004	2000

Frank S. Wilkinson, Jr., 64, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including Executive Vice President and director from 1993 to December 2000.	May 2005	2001

Executive Officers and Certain Significant Employees of United Fire

The following table sets forth information as of December 31, 2003, concerning the following executive officers and significant employees:

Name	Age	Position
Richard B. Swain	46	Senior Vice President and Resident Vice President, Galveston Regional Office
Kent G. Baker*	60	Vice President and Chief Financial Officer
John R. Cruise	62	Vice President, Reinsurance
Barrie W. Ernst*	49	Vice President and Chief Investment Officer
E. Dean Fick*	59	Vice President, Claims
Shona Frese	59	Corporate Secretary
Samuel E. Hague*	52	Executive Vice President and Treasurer of United Life Insurance Company
David L. Hellen	51	Resident Vice President, Denver Regional Office
Wilburn J. Hollis	63	Vice President, Human Resources
E. Addison Hulit	64	Vice President, Great Lakes Branch
Robert B. Kenward	61	Vice President, Management Information Systems
David A. Lange	46	Corporate Secretary and Fidelity & Surety Claims Manager
Dianne M. Lyons*	40	Vice President and Controller
Randy A. Ramlo*	42	Vice President, Fidelity & Surety
Neal R. Scharmer*	47	Vice President and General Counsel
Galen E. Underwood	63	Treasurer
Stanley A. Wiebold	59	Vice President, Underwriting
Michael T. Wilkins*	40	Vice President, Corporate Administration

*	Executive Officers

A brief description of the business experience of these executive officers and significant employees follows.

Richard B. Swain is our Senior Vice President and also the Resident Vice President of our Lone Star Regional Office in Galveston, Texas. He has served as Senior Vice President since 1999 and as Resident Vice President since February 2003. Mr. Swain served as Vice President of Underwriting at Hastings Mutual Insurance Company, Hastings, Michigan, from May 1998 to 1999. Hastings Mutual Insurance Company is a regional insurance company with a five-state, Midwest marketing territory offering personal, business and farmowners property and casualty insurance products. He was previously employed by us as Vice President in our Lincoln Regional Office from 1993 to 1998.

Kent G. Baker is Vice President and Chief Financial Officer. He has served us in that capacity since 1984.

John R. Cruise is Vice President, Reinsurance, a position he has held with us since 1987. Mr. Cruise has worked for us since 1971.

Barrie W. Ernst is Vice President and Chief Investment Officer. He joined us in August 2002. Previously, Mr. Ernst served as Senior Vice President of SCI Financial Group, Cedar Rapids, Iowa from 1980 to 2002. SCI Financial Group is a regional financial services firm providing brokerage, insurance and related services to its clients.

E. Dean Fick has served us as Vice President, Claims, since 1991.

Shona Frese is our Corporate Secretary, a position she has held since 1996. Ms. Frese has been employed by us in various capacities since 1966.

Samuel E. Hague is Executive Vice President and Treasurer of United Life Insurance Company, our life subsidiary, a position he has held since 1992.

David L. Hellen was appointed as Resident Vice President of our Denver Regional Office in 1988. We have employed Mr. Hellen since 1975 with a brief seven-month interruption in service during 1981.

Wilburn J. Hollis is our Vice President, Human Resources, a position he has held since 1996.

E. Addison Hulit has served as Vice President since 1995. He has been employed by us since 1993.

Robert B. Kenward became our Vice President, Management Information Systems in 1992. Prior to 1992, he held various positions within the management information systems department since joining us in 1978.

David A. Lange has served as one of our Corporate Secretaries since 1997. Mr. Lange has also been a Fidelity & Surety Claims Manager since he began his employment with us in 1987.

Dianne M. Lyons was appointed Vice President in May 2003. She has been our Controller since 1999, and has been with us as an Accounting Manager and Financial Accountant since 1983.

Randy A. Ramlo, Vice President, Fidelity & Surety, has served in that capacity since November 2001. Mr. Ramlo previously worked as Underwriting Manager in our Great Lakes Region. He has been employed by us since 1991.

Neal R. Scharmer has been our General Counsel since 1995. He was named a Vice President in May 2001.

Galen E. Underwood has served as our Treasurer since 1979. He has been our employee since 1963.

Stanley A. Wiebold is Vice President, Underwriting, a position he has held since 1986. He has been our employee since 1975.

Michael T. Wilkins was appointed our Vice President, Corporate Administration in August 2002. He served us as Vice President in our Lincoln Regional Office from 1998 to 2002. Prior to 1998, he held various other positions within the company since joining us in 1985.

Audit Committee

We have a separately-designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgement. The Audit Committee is primarily concerned with the effectiveness of audits of United Fire & Casualty Company by its internal and independent auditors. Its duties consist of reviewing recommendations by the internal auditors and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing United Fire’s annual financial statements and the accounting standards and principles followed; and appointment of independent auditors. The members of the Audit Committee are Thomas W. Hanley (Chair), Jack B. Evans, Mary K. Quass, George D. Milligan and Kyle D. Skogman.

Audit Committee Financial Expert

The Board of Directors has determined that Thomas W. Hanley is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics and Business Conduct

The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all United Fire & Casualty Company officers, directors and employees. Copies of the United Fire Group® Code of Ethics and Business Conduct can be obtained by writing to Investor Relations c/o United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909 or online at United Fire & Casualty Company’s investor relations website, www.unitedfiregroup.com/InvestorRelations. The Code of Ethics and Business Conduct also establishes procedures regarding the reporting of a violation of the Code.

ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation includes the amount expensed for financial reporting purposes under our qualified profit sharing — 401(k) plan. All of our employees are eligible to participate after they have completed one hour of service with us and have attained twenty-one years of age. The plan is not integrated with Social Security and provides for employer contributions in such amounts as United Fire may annually determine. The benefit payable under the plan is equal to the vested account balance.

Executive compensation includes the amounts expensed for financial reporting purposes as contributions to our pension plan for the named individuals. The pension plan is a noncontributory plan that is integrated with Social Security. All of our employees are eligible to participate after they have completed one year of service and attained twenty-one years of age.

The pension plan owned 101,029 shares of United Fire common stock as of December 31, 2003 and has made deposits to an annuity fund, maintained by United Life Insurance Company, that is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

In 1983, we adopted the United-Lafayette Employee Stock Ownership Plan. The Plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service and attaining age twenty-one. Contributions to this plan are made at the discretion of United Fire. These contributions are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of United Fire stock. As of December 31, 2003, 2002 and 2001, the Trustee owned 126,206, 126,216 and 127,190 shares of United Fire stock, respectively. We made contributions to the plan of $300,000, $90,000, and $60,000 in 2003, 2002 and 2001 respectively.

We have a nonqualified employee stock option plan, which authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. We grant options to attract and retain the best available persons for positions of substantial responsibility and to provide certain employees with an additional incentive to contribute to the success of United Fire and its subsidiaries. As of December 31, 2003, options for 105,521 shares of our common stock had been granted under the plan; of which options for 6,625 shares have been exercised.

The following table summarizes the compensation of our Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) for the last three years.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation (1)	Options Granted
Scott McIntyre, Jr.	2003	$350,000	(2)	$—	(3)	$149,652	5,000
Chairman of the Board,	2002	290,000	(2)	—	(3)	53,998	5,000
United Fire & Casualty Company, its subsidiaries and affiliates	2001	290,000	(2)	—	(3)	—	5,000

John A. Rife	2003	$350,000	(2)	$—	(3)	—	5,000
President/Chief Executive Officer,	2002	310,000	(2)	—	(3)	—	5,000
United Fire & Casualty Company, United Life Insurance Company, American Indemnity Financial Corporation and its subsidiaries	2001	290,000	(2)	—	(3)	—	5,000
Chief Executive Officer,
Addison Insurance Company
Lafayette Insurance Company

Barrie W. Ernst	2003	$185,000		$—	(5)(6)	—	1,000
Vice President/Chief Investment Officer,	2002	72,917	(4)	5,250	(5)	—	10,000
United Fire & Casualty Company	2001	Not employed by United Fire & Casualty Company during 2001.

E. Dean Fick	2003	$161,000		$—	(5)(6)	—	1,000
Vice President – Claims,	2002	156,000		9,360	(5)	—	—
United Fire & Casualty Company	2001	153,000		18,360	(5)	—	—

Richard B. Swain	2003	$154,000		$—	(5)(6)	—	500
Senior Vice President, United Fire & Casualty Company	2002	130,000		22,900	(5)	—	—
Executive Vice President, American Indemnity Financial Corporation and its subsidiaries	2001	125,000		17,500	(5)	—	—

Footnotes to summary compensation table:

(1)	Regulations of the Securities and Exchange Commission require that perquisites and other personal benefits that exceed the lesser of $50,000 or 10% of the named executive officer’s annual salary and bonus be recognized as “other annual compensation.” Scott McIntyre, Jr. received perquisites during the last fiscal year relating to personal use of the corporate aircraft. Pursuant to these Securities and Exchange Commission regulations, $73,152 is included in Scott McIntyre Jr.’s compensation for personal aircraft usage. Scott McIntyre’s compensation also includes $76,500 related to his exercise of stock options at an exercise price less than the fair market value at the date of exercise.

(2)	Recommended by the Compensation Committee and approved by the independent Directors in February of each year.

(3)	Bonus, if any, determined at the executive meeting of the independent Directors in February of each year based on the recommendation of the Compensation Committee and United Fire & Casualty Company’s performance during the prior year.

(4)	2002 figures for Mr. Ernst represent partial year employment from August 1, 2002 to December 31, 2002.

(5)	Determined in accordance with the bonus plan in effect for salaried employees based on United Fire & Casualty Company’s performance during the prior year. The amount shown is the amount calculated and paid for the year shown.

(6)	To be calculated and paid in March of 2004.

Compensation Committee

Our Compensation Committee is responsible for recommending to the Board of Directors the salary and bonus of the Chairman, President and all other Executive Officers (including Financial Officers). The members of the Compensation Committee are Casey D. Mahon, Frank S. Wilkinson, Jr. and George D. Milligan. In establishing a salary and bonus, factors such as earnings, underwriting ratios, return on equity and growth in shareholder value are considered. Consideration is also given to the salaries and bonuses paid to comparable executives in the insurance industry and in other similarly sized companies in Iowa.

Aggregate Option Exercises in 2003 and Year-End Values

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Rife	—	$—	6,945	14,236	$123,000	$185,000
Scott McIntyre, Jr.	4,000	76,500	1,000	14,000	10,000	182,000
Barrie W. Ernst	—	—	2,000	9,000	10,000	48,000
E. Dean Fick	—	—	—	1,000	—	9,000
Richard B. Swain	—	—	400	600	4,000	7,000

Grants in 2003

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price $/Share	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation for Option Term
Name					5%	10%
John A. Rife	5,000	14%	31.70	February, 2013	$99,680	$252,608
Scott McIntyre, Jr.	5,000	14%	31.70	February, 2013	99,680	252,608
Barrie W. Ernst	1,000	3%	31.70	February, 2013	19,936	50,522
E. Dean Fick	1,000	3%	31.70	February, 2013	19,936	50,522
Richard B. Swain	500	1%	29.12	March, 2013	9,157	23,205

Pension Plan Table

	Years of Service
Salary	15	20	25	30	35
$100,000	$22,952	$30,603	$38,254	$45,905	$53,556
110,000	25,577	34,103	42,629	51,155	59,681
135,000	32,140	42,853	53,567	64,280	74,993
150,000	36,077	48,103	60,129	72,155	84,181
170,000	41,327	55,103	68,879	82,655	96,431
200,000	49,202	65,603	82,004	98,405	114,806

2003 pension benefit factors:
Covered Compensation:	$43,968
Taxable Wage Base:	87,000
Maximum Eligible Compensation:	200,000
Maximum Annual Benefit Payable:	160,000

The above table illustrates the annual defined benefit payable per employee based on United Fire’s retirement benefit formula for the compensation levels and years of service indicated. The levels of compensation utilized approximate the average annual compensation levels earned by our key executives who have been identified in the Summary Compensation Table on the previous page.

Average annual compensation is determined by taking an average of the participant’s highest five consecutive calendar years of pensionable earnings they were paid as a participant. Bonuses paid to officers are not included in pensionable earnings.

The pension plan provides an annual benefit equal to the sum of 1.25 percent of average annual compensation and 0.5 percent of average annual compensation in excess of Covered Compensation, multiplied by the lesser of years of service or 35 years.

Covered Compensation is the average of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) social security retirement age. The covered compensation figure shown above is for an individual reaching the social security retirement age in 2003.

The credited years of service on December 31, 2003, for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 27 years; Mr. Fick, 13 years; Mr. Ernst, 1 year, and Mr. Swain, 10 years. The annual compensation limit allowed by the Internal Revenue Service in 2003, when calculating average annual earnings for the annual retirement benefit, is $200,000. This limit is adjusted each year based on the Consumer Price Index.

Director Compensation

Non-employee directors are paid a fee of $1,000 per meeting attended, plus direct expenses, for attendance at director’s meetings. When there are committee meetings, the director serving on the committee receives an additional $1,000 for each audit committee meeting attended and an additional $500 for each compensation committee meeting attended. An annual retainer of $10,000 is paid to each non-employee director with the exception of the Vice Chair and the Audit Committee Chair, who each receive an annual retainer of $15,000. In the past we have granted options to directors. At December 31, 2003 we have no director stock option plan in effect.

The following graph compares the cumulative total stockholder return on Common Stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Index, Russell 2000 Index, Standard & Poor’s Property-Casualty Insurance Index and SNL Property & Casualty Insurance Index assuming an investment of $100 in each of the above at their closing prices on December 31, 1998, and reinvestment of dividends.

*	We believe these performance indicators will provide a more relevant comparison when evaluating our total return than the S&P indexes we have utilized in the past. We will be utilizing these new total return indicators on a going forward basis.

ITEM 12.	SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth information as of February 1, 2004, with respect to ownership of United Fire’s $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Scott McIntyre, Jr. (1)	2222 First Avenue NE, Apt. 1004 Cedar Rapids, Iowa 52402	2,625,992	26.15%
Beck, Mack & Oliver, LLC	330 Madison Avenue New York, New York 10017	844,475	8.41%
Joseph H. Moss	210 Interstate N. Parkway, Ste. 700 Atlanta, Georgia 30339	612,495	6.10%

(1)	Includes 320 shares owned by Mr. McIntyre individually; 1,110,824 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 573,452 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 533,245 shares owned by the Trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 225,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 121,500 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 55,090 shares owned by the McIntyre Foundation for which Mr. McIntyre serves as President and one of four directors; 1,560 shares owned by Mr. McIntyre’s wife; and 5,000 options that are exercisable on or before sixty (60) days from the date of this report.

(b)	Security ownership of management and principle stockholders.

The following table sets forth certain information regarding the beneficial ownership of our $3.33 1/3 par value common stock and our 6.375 percent convertible preferred stock, series A, as of February 1, 2004, with respect to each of our directors and certain of our executive officers and all of our directors and executive officers, as a group.

As of February 1, 2004, we had 10,042,644 shares of $3.33 1/3 par value common stock and 2,760,000 shares of 6.375 percent convertible preferred stock, series A, outstanding. Except as otherwise indicated, each of the stockholders listed in the following table has sole voting and investment power over the shares beneficially owned.

Name	Number of $3.33 1/3 Par Value Common Shares	Percentage of Class	Number of 6.375% Series A, Preferred Shares	Percentage of Class
Scott McIntyre, Jr. (1)	2,625,992	26.15%	—	*
John A. Rife (2)	13,629	*	600	*
Jack B. Evans (2)	5,661	*	3,000	*
Christopher R. Drahozal (3)	200,503	2.00%	—	*
Thomas W. Hanley	100	*	—	*
Casey D. Mahon	2,300	*	2,000	*
George D. Milligan (2)	500	*	1,000	*
Mary K. Quass (2)	900	*	—	*
Byron G. Riley (2)	3,606	*	1,000	*
Kyle D. Skogman	2,400	*	—	*
Frank S. Wilkinson, Jr. (2)	300	*	800	*
Barrie W. Ernst (2)	2,958	*	—	*
E. Dean Fick (2)	200	*	—	*
Richard B. Swain (2)	553	*	—	*
All directors and executive officers as a group (includes 43 persons) (2)	2,829,527	28.72%	9,100	*

*	Represents less that 1%

Footnotes

(1)	Includes 320 shares owned by Mr. McIntyre individually; 1,110,824 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 573,452 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 533,245 shares owned by the Trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 225,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 121,500 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 55,090 shares owned by the McIntyre Foundation for which Mr. McIntyre serves as President and one of four directors; 1,561 shares owned by Mr. McIntyre’s wife; and 5,000 stock options that are exercisable on or before sixty (60) days from the date of this report.

(2)	The number of $3.33 1/3 Par Value Common Shares includes the following number of stock options available for exercise on or before sixty (60) days from the date of this report by each respective individual: John A. Rife, 11,181 options; Jack B. Evans, 200 options; George D. Milligan, 200 options; Mary K. Quass, 300 options; Byron G. Riley, 200 options; Frank S. Wilkinson, Jr., 100 options; Barrie W. Ernst, 2,200 options; E. Dean Fick, 200 options; Richard B. Swain, 500 options. The total number of $3.33 1/3 Par Value Common Shares held by all directors and executive officers as a group includes 27,296 stock options available for exercise on or before sixty (60) days from the date of this report.

(3)	Includes 337 shares owned jointly by Mr. Drahozal and his wife; 31,564 shares owned by Mr. Drahozal’s minor children; 25,312 shares owned by a trust for which Mr. Drahozal’s wife serves as one of two trustees; 55,090 shares owned by the McIntyre Foundation, for which Mr. Drahozal’s wife serves as one of four directors; 87,900 shares owned individually by Mr. Drahozal’s wife, and 300 stock options that are exercisable on or before sixty days from the date of this report. Mr. Drahozal’s wife is Scott McIntyre, Jr.’s daughter.

Securities authorized for issuance under equity compensation plans

We have a nonqualified employee stock option plan that authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

Options outstanding and options available for future grant under the Company’s equity compensation plans at December 31, 2003 were:

	Number of securities to be issued upon exercise of options outstanding	Weighted Average Exercise Price	Number of securities remaining available for future issuance under plan
Equity Compensation Plans Approved by Shareholders:
-None-	—	—	—
Equity Compensation Plans Not Approved by Shareholders:
Nonqualified Employee Stock Option Plan	98,696	$30.06	401,304

Total	98,696	$30.06	401,304

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Byron G. Riley, a director, is a member of the law firm of Bradley & Riley PC, Cedar Rapids, Iowa, which provided legal services to us during 2003, for which we paid fees totaling $273,841. Bradley & Riley PC will continue to provide legal services to us in 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Ernst & Young LLP, as well as the fees charged by Ernst & Young LLP for such services. In its review of non-audit service fees and its appointment of Ernst & Young LLP as the our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence. All of the services provided and fees charged by Ernst & Young LLP in 2003 that required Audit Committee pre-approval, were so approved.

The following is a summary of the fees billed to United Fire by Arthur Andersen LLP and Ernst & Young LLP for professional services rendered for the years ended December 31, 2003 and December 31, 2002:

Fee Category	2003	2002
Audit Fees (1)	$456,500	$569,640
Audit-Related Fees (2)	44,000	—
Tax Fees (3)	12,250	—
All Other Fees (4)	—	15,995

Total Fees	$512,750	$585,635

(1)	Audit Fees. Consists of fees billed for professional services rendered for the audit of United Fire’s Consolidated Financial Statements, review of the interim Consolidated Financial Statements included in quarterly reports and services that are normally provided by the independent auditors in connection with statutory or regulatory filings or engagements. The 2002 fees included $50,000 billed to us by Arthur Andersen LLP for the 2002 audit, $144,640 billed to us by Arthur Andersen LLP for expert advice and consultation in connection with preparation of the Form S-3 Registration Statement filed as part of our preferred stock offering; and $375,000 billed to us by Ernst & Young LLP (who replaced Arthur Andersen LLP as our independent auditors effective June 20, 2002) for the 2002 audit. The 2003 fees reported include $456,500 billed, or expected to be billed, to us by Ernst & Young LLP for the 2003 audit.

(2)	Audit-Related Fees. Fees reported in 2003 include fees billed for professional services rendered for the audit of United Fire’s employee benefit plans including the United-Lafayette 401(k) Profit Sharing Plan and the United Pension Plan. Fees billed in 2003 also include fees billed for advisory work related to Sarbanes-Oxley Act compliance issues.

(3)	Tax Fees. Fees reported in 2003 include fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees. All other fees reported in 2002 relate to fees billed to us by Arthur Andersen LLP for professional services rendered in connection with a dispute pertaining to an escrow account arising out of our purchase in 1999 of American Indemnity Financial Corporation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a) 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2003 and 2002	37
	Consolidated Statements of Income for the three years ended December 31, 2003	38
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2003	39
	Consolidated Statements of Cash Flows for the three years ended December 31, 2003	40
	Notes to Consolidated Financial Statements	41

2.	Financial Statement Schedules:
	Schedule III: Supplementary Insurance Information	67
	Schedule IV: Reinsurance Schedule	68
	Schedule V: Valuation and Qualifying Accounts	69
	Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	70

3.	Exhibits

	3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

	3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

	3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997

	10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998

	10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997

	10.3	United-Lafayette 401(k) Profit Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2003

	12	Statement regarding computation of ratios of earnings to fixed charges

	21	Subsidiaries of the registrant

	23	Consent of Ernst & Young LLP, independent auditors

	31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

	31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

	32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On November 4, 2003, we filed a report on Form 8-K in connection with our third quarter earnings release dated October 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

By	/s/ JOHN A. RIFE

John A. Rife,
President, Chief Executive Officer and Director

Date	02/20/04

By	/s/ KENT G. BAKER

Kent G. Baker,
Vice-President and Chief Financial Officer

Date	02/20/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ SCOTT MCINTYRE, JR.	By	/s/ KYLE D. SKOGMAN

	Scott McIntyre, Jr.,		Kyle D. Skogman,
	Chairman and Director		Director

Date	02/20/04	Date	02/20/04

By	/s/ GEORGE D. MILLIGAN	By	/s/ CASEY D. MAHON

	George D. Milligan,		Casey D. Mahon,
	Director		Director

Date	02/20/04	Date	02/20/04

By	/s/ THOMAS W. HANLEY	By	/s/ JACK B. EVANS

	Thomas W. Hanley,		Jack B. Evans,
	Director		Vice Chairman and Director

Date	02/20/04	Date	02/20/04

By	/s/ MARY K. QUASS	By	/s/ FRANK S. WILKINSON, JR.

	Mary K. Quass,		Frank S. Wilkinson, Jr.,
	Director		Director

Date	02/20/04	Date	02/20/04

By	/s/ CHRISTOPHER R. DRAHOZAL

Christopher R. Drahozal,
Director

Date	02/20/04

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2003 and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

EXHIBIT 12. COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

(Dollars in Thousands)	2003	2002	2001	2000	1999
Earnings:
Income before income taxes	$79,898	$26,053	$28,630	$17,349	$17,218
Add: fixed charges	56,858	52,234	48,649	42,645	32,418

Total earnings	$136,756	$78,287	$77,279	$59,994	$49,636

Fixed charges:
Interest on policyholders’ accounts	$56,459	$51,735	$48,213	$42,410	$32,286
Portion of rents representative of interest factor	399	499	436	235	132

Total fixed charges	$56,858	$52,234	$48,649	$42,645	$32,418

Preferred stock dividend requirement	$4,399	$4,410	—	—	—

Combined fixed charges and preferred stock dividend requirements	$61,257	$56,644	$48,649	$42,645	$32,418

Ratio of earnings to fixed charges	2.41	1.50	1.59	1.41	1.53

Ratio of earnings to combined fixed charges and preferred stock dividend requirements	2.23	1.38

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

Subsidiary	Jurisdiction of Organization	% of ownership by United Fire or one of its subsidiaries
United Life Insurance Company	Iowa	100% owned by United Fire
Lafayette Insurance Company	Louisiana	100% owned by United Fire
Addison Insurance Company	Illinois	100% owned by United Fire
American Indemnity Financial Corporation	Delaware	100% owned by United Fire
American Indemnity Company	Texas	99.9% owned by American Indemnity Financial Corporation
United Fire & Indemnity Company	Texas	100% owned by American Indemnity Company
Texas General Indemnity Company	Colorado	100% owned by American Indemnity Company
United Fire Lloyds	Texas	Operationally and financially controlled by United Fire & Indemnity Company