Form 10-Q
period 2004-03-31
UNITED FIRE & CASUALTY CO
filed 2004-05-10
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004

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

As of May 6, 2004, 10,055,568 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (market value $123,020 in 2004 and $134,281 in 2003)	$114,044	$125,122
Available-for-sale, at market (amortized cost $1,457,245 in 2004 and $1,424,828 in 2003)	1,574,353	1,519,401
Trading, at market (amortized cost $6,452 in 2004 and $7,687 in 2003)	6,613	8,099
Equity securities, at market (cost $39,411 in 2004 and $37,858 in 2003)	130,909	128,889
Mortgage loans	25,946	26,360
Policy loans	7,791	8,068
Other long-term investments	7,292	9,584
Short-term investments	13,557	6,576

	$1,880,505	$1,832,099
Cash and Cash Equivalents	$283,857	$265,064
Accrued Investment Income	25,943	26,795
Premiums Receivable	121,587	117,209
Deferred Policy Acquisition Costs	73,395	86,232
Property and Equipment	17,707	18,094
Reinsurance Receivables	30,527	30,463
Prepaid Reinsurance Premiums	3,615	3,605
Intangibles	776	1,362
Income Taxes Receivable	—	4,574
Other Assets	16,402	19,658

TOTAL ASSETS	$2,454,314	$2,405,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$434,688	$427,047
Life insurance	1,222,324	1,210,822
Unearned premiums	236,653	231,939
Accrued expenses and other liabilities	50,324	55,605
Income taxes payable	3,921	—
Deferred income taxes	43,928	40,360

TOTAL LIABILITIES	$1,991,838	$1,965,773

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value	$65,541	$65,456
Stockholders’ Equity
Common stock	$33,519	$33,475
Additional paid-in capital	7,301	7,040
Retained earnings	258,048	242,774
Accumulated other comprehensive income, net of tax	98,067	90,637

TOTAL STOCKHOLDERS’ EQUITY	$396,935	$373,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,454,314	$2,405,155

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
(In thousands, except per share data and number of shares)	2004	2003
Revenues
Net premiums earned	$118,387	$110,848
Investment income, net of investment expenses	26,530	26,063
Realized investment gains (losses)	321	(2,773)
Other income	48	738

	145,286	134,876

Benefits, Losses and Expenses
Losses and settlement expenses	64,080	68,098
Increase in liability for future policy benefits	2,076	2,325
Amortization of deferred policy acquisition costs	27,109	22,068
Other underwriting expenses	10,918	12,046
Interest on policyholders’ accounts	14,310	13,854

	118,493	118,391

Income before income taxes	26,793	16,485
Federal income tax expense	8,322	4,864

Net Income	$18,471	$11,621
Less preferred stock dividends and accretions	1,185	1,185

Earnings available to common shareholders	$17,286	$10,436

Weighted average common shares outstanding	10,048,167	10,037,466

Basic earnings per common share	$1.72	$1.04

Diluted earnings per common share	$1.57	$0.99

Cash dividends declared per common share	$0.20	$0.19

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2004	2003
Cash Flows From Operating Activities
Net Income	$18,471	$11,621
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$(82)	$(127)
Depreciation and amortization	1,000	891
Realized investment (gains) losses	(321)	2,773
Net cash flows from trading investments	1,500	(5,093)
Changes in:
Accrued investment income	852	1,524
Premiums receivable	(4,378)	(6,640)
Deferred policy acquisition costs	1,280	(2,980)
Reinsurance receivables	(64)	(74)
Prepaid reinsurance premiums	(10)	1,485
Income taxes receivable	4,574	1,872
Other assets	3,256	(2,064)
Future policy benefits and losses, claims and settlement expenses	12,215	17,482
Unearned premiums	4,714	9,013
Accrued expenses and other liabilities	(5,281)	(11,457)
Income taxes payable	3,921	3,431
Deferred income taxes	115	(441)
Other, net	1,162	1,660

Total adjustments	$24,453	$11,255

Net cash provided by operating activities	$42,924	$22,876

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$4,288	$5,970
Proceeds from call and maturity of held-to-maturity investments	11,412	17,160
Proceeds from call and maturity of available-for-sale investments	46,445	43,987
Proceeds from short-term and other investments	2,445	264
Purchase of held-to-maturity investments	—	(1,606)
Purchase of available-for-sale investments	(84,601)	(41,405)
Purchase of short-term and other investments	(7,664)	(22,213)
Purchase of property and equipment	(578)	(629)

Net cash (used in) provided by investing activities	$(28,253)	$1,528

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$28,427	$40,431
Withdrawals from investment and universal life contracts	(21,499)	(21,590)
Issuance of common stock	305	4
Payment of cash dividends	(3,111)	(2,981)

Net cash provided by financing activities	$4,122	$15,864

Net Change in Cash and Cash Equivalents	$18,793	$40,268
Cash and Cash Equivalents at Beginning of Period	265,064	136,892

Cash and Cash Equivalents at End of Period	$283,857	$177,160

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003. The review report of Ernst & Young LLP as of and for the three month period ending March 31, 2004 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We paid no income taxes for the three-month periods ended March 31, 2004 and 2003. We made no significant payments of interest for the three month periods ended March 31, 2004 and 2003, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In March 2004, the Emerging Issues Task Force reached a consensus on the other-than-temporary impairment recognition provisions of Issue 03-1 “The Meaning of Other-Than-Temporary- Impairment and Its Application to Certain Investments.” A three-step impairment model stipulated by Issue 03-1 should be applied to investment securities subject to Statement of Financial Accounting Standard No. 115. The three step model details the determination of whether an investment is impaired, the evaluation of whether an impairment is other-than-temporary and the recognition of an impairment loss equal to the amount of impairment. We are required to adopt and apply these provisions of Issue 03-1 prospectively, effective in reporting periods beginning after June 15, 2004. We are currently evaluating whether the adoption of these provisions will have a material impact on our Consolidated Financial Statements.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. We are currently evaluating the effects of the Medicare Prescription Drug Act on our postretirement benefit plan and its participants, and have elected the one-time deferral. Our net periodic postretirement benefit cost for the quarter ended March 31, 2004 does not reflect the effects of the Act on our postretirement benefit plan. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy is issued, it could result in a change to previously reported information.

Note 3. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. Through March 31, 2004 we have granted options for 159,521 shares of United Fire common stock, of which options for 19,749 shares have been exercised. Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. We have determined that the unrecognized compensation expense for the three-month periods ended March 31, 2004 and 2003 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share reported in our Consolidated Financial Statements.

Note 4. Employee Benefit Plans

Net periodic pension cost totaled $.7 million for the first quarter of 2004, compared to $.5 million for the first quarter of 2003. Net periodic postretirement benefit cost totaled $.4 million for the first quarter of 2004 and 2003. Due to the timing of the completion of our annual benefit plan valuations by our benefit actuary, these first quarter benefit costs are estimates. Upon receipt of the current year benefit plan valuations, we update the current year benefit expenses accordingly.

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003, that we expected to contribute $5.2 million to our pension plan in 2004. In the first quarter of 2004, we contributed $.7 million to the pension plan. We do not anticipate that the total contribution for 2004 will vary from the amount previously disclosed.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from two other locations. All three locations are aggregated because they target a similar customer base, market the same products and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations. Our management evaluates the two segments both on the basis of accounting practices prescribed by our states of domicile and on the basis of accounting principles generally accepted in the United States. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2003.

We report the following analysis on the basis of accounting principles generally accepted in the United States. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	(In Thousands)
	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2004
Net premiums earned	$110,696	$7,751	$118,447
Investment income, net of investment expenses	6,481	20,056	26,537
Realized investment gains (losses)	733	(412)	321
Other income	—	48	48

Revenues	$117,910	$27,443	$145,353

Intersegment Eliminations	(33)	(34)	(67)

Total Revenues	$117,877	$27,409	$145,286

Net Income	$17,537	$934	$18,471

Assets	$969,229	$1,485,085	$2,454,314

Three Months Ended March 31, 2003
Net premiums earned	$103,357	$7,547	$110,904
Investment income, net of investment expenses	5,424	20,670	26,094
Realized investment losses	(106)	(2,667)	(2,773)
Other income	708	30	738

Revenues	$109,383	$25,580	$134,963

Intersegment Eliminations	(31)	(56)	(87)

Total Revenues	$109,352	$25,524	$134,876

Net Income (Loss)	$11,777	$(156)	$11,621

Assets	$838,903	$1,375,297	$2,214,200

Note 6. Derivative Instruments

We write covered call options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. We record covered call options at fair value and include them in accrued expenses and other liabilities. We recognize income or loss associated with covered call options, including changes in the fair value of the covered call options, currently in earnings as a component of realized investment gains (losses). At March 31, 2004 we had $.03 million in open covered call options, compared to none at December 31, 2003.

Our investment portfolio includes trading securities with embedded derivatives, which are primarily convertible redeemable preferred debt securities. These securities are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our trading portfolio of debt securities had a market value of $6.6 million at March 31, 2004, compared to $8.1 million at December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and net unrealized gains and losses on available-for-sale securities. Comprehensive income was $25.9 million and $18.0 million for the three month periods ended March 31, 2004 and 2003, respectively.

Note 8. Escrow Agreement

During the third quarter of 2001, we presented claims against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which we acquired in August 1999. The amount of this escrow totaled approximately $2.0 million. During 2003, we filed a lawsuit to enforce the payment to us of the amount of our claims. In the first quarter of 2004 we achieved a favorable settlement of this lawsuit, which resulted in the payment to us of approximately $1.9 million of the funds that were held in the escrow account.

Note 9. Earnings Per Share

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

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares outstanding by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred dividends and accretions due to the assumed conversion to common stock of all the convertible preferred stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the three-month periods ended March 31, 2004 and 2003, and was therefore included in the respective calculations of diluted earnings per share.

We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our common stock during the reporting period. This method assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share are as follows:

(In thousands, except per share data) Three months ended March 31	2004	2003

Net income	$18,471	$11,621
Earnings available to common stockholders	17,286	10,436
Weighted average common shares outstanding	10,048	10,037
Potentially dilutive common shares	1,745	1,722

Weighted average common and potential shares outstanding	11,793	11,759
Basic earnings per share	$1.72	$1.04
Diluted earnings per share	1.57	0.99

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the accompanying consolidated balance sheet of United Fire & Casualty Company (an Iowa corporation) and subsidiaries as of March 31, 2004, and the related consolidated statement of income for the three-month periods ended March 31, 2004 and 2003, and the consolidated statement of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at March 31, 2004, and for the three-month period then ended, for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Fire & Casualty Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

April 30, 2004

Chicago, Illinois

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “will be,” “will promote,” “might,” “hope,” “encouraging,” “optimistic” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and stock exchange policies relating to corporate governance, and the cost to comply with such policies; legal developments; changing rates of inflation, interest rates and other economic conditions; a material change in global and domestic economic conditions; a slow recovery from the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

REGULATION G COMPLIANCE MEASURES

In response to disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 (specifically Regulation G which became effective in March 2003), measures used in this discussion that are not based on accounting principles generally accepted in the United States (Non-GAAP) are defined and reconciled to the most directly comparable GAAP measures and operating measures in the “Non-GAAP Financial Measures” section at the end of this discussion.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred acquisition cost asset, and the valuation of pension and postretirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter 2004 was $18.5 million, or $1.72 per share (after providing for the dividend on convertible preferred stock), which includes net realized investment gains (before tax) of $.3 million. Net income for the first quarter of 2003 was $11.6 million, or $1.04 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $2.8 million. First quarter diluted earnings were $1.57 per share and $.99 per share for 2004 and 2003, respectively.

The overall improvement in first quarter net income was primarily the result of property and casualty premium rate increases, favorable non-catastrophe loss experience and a decrease in investment write-downs as compared to the prior year.

Total revenues were $145.3 million in the first quarter of 2004, an increase of $10.4 million, or 7.8 percent, over the first quarter of 2003. First quarter 2004 net premiums earned were $118.4 million, compared to $110.9 million in the first quarter of 2003. Net realized investment gains were $.3 million in the first quarter of 2004, compared to net realized investment losses of $2.8 million in the first quarter of 2003. Investment income was $26.5 million in the first quarter of 2004, a 2 percent increase from the first quarter of 2003.

Property and Casualty Insurance Segment

In the first quarter of 2004, our property and casualty insurance segment’s pre-tax income was $25.4 million, compared to $16.7 million in the first quarter of 2003. Premium rate increases and a decrease in non-catastrophe losses and settlement expenses significantly contributed to the improvement in pre-tax income. This improvement was offset to some extent by amortization of the deferred acquisition cost asset.

Net premiums written in the first quarter of 2004 were $116.5 million, compared to $114.3 million in the first quarter of 2003. Net premiums earned in the first quarter of 2004 were $110.7 million, compared to $103.4 million in the first quarter of 2003. The increase in net premiums earned is due primarily to premium rate increases.

Catastrophe losses did not have a significant impact on our financial results for the first quarter of 2004 or 2003. Pre-tax catastrophe losses, net of reinsurance, of $.3 million for the first quarter of 2004 added .2 points to the combined ratio, resulting in an after-tax earnings reduction of $.02 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $.5 million for the first quarter of 2003 added .5 points to the combined ratio, resulting in an after-tax earnings reduction of $.03 per share.

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the loss and loss adjustment expense ratios (collectively referred to as the “net loss ratio”), underwriting expense ratio (the “expense ratio”) and the combined ratio. The ratios used in this discussion have been prepared on the basis of accounting principles generally accepted in the United States.

The combined ratio is a commonly used financial measure of underwriting performance, which is computed as the sum of the net loss ratio and the expense ratio. A combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the first quarter of 2004 was 83.6 percent, compared to 89.6 percent for the first quarter of 2003. The catastrophe losses discussed above had a negligible impact on these combined ratios. Without the effect of catastrophes, our combined ratios would have been 83.3 percent for the first quarter of 2004, compared to 89.1 percent for the first quarter of 2003.

We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. Our net loss ratio was 53.2 percent for the first quarter of 2004, versus 61.4 percent for the first quarter of 2003. The improvement in the net loss ratio is primarily attributable to an increase in premium rates and a decrease in non-catastrophe losses and settlement expenses. The first quarter 2004 commercial lines net loss ratio (including reinsurance) was 53.4 percent, compared to 59.7 percent for the first quarter of 2003. The first quarter 2004 personal lines net loss ratio was 51.8 percent, compared to 71.6 percent for the first quarter of 2003. The significant improvement in the personal lines results had a limited impact on our overall net loss ratio because our personal lines business represents only 10 percent of our overall net premium volume.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three-month periods ended March 31, (Dollars in Thousands)	2004			2003
	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premium Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$33,002	$11,765	35.6%	$29,546	$11,464	38.8%
Other liability	25,978	18,373	70.7	22,533	18,952	84.1
Automobile	22,476	14,664	65.2	20,796	10,831	52.1
Workers’ compensation	8,638	6,322	73.2	7,716	6,875	89.1
Fidelity and surety	5,942	1,569	26.4	5,277	2,195	41.6
Miscellaneous	204	18	8.8	222	163	73.4

Total commercial lines	$96,240	$52,711	54.8%	$86,090	$50,480	58.6%

Personal lines:
Automobile	$6,733	$4,540	67.4%	$8,073	$7,098	87.9%
Fire and allied lines	5,775	1,969	34.1	6,309	3,253	51.6
Miscellaneous	124	39	31.5	141	47	33.3

Total personal lines	$12,632	$6,548	51.8%	$14,523	$10,398	71.6%

Reinsurance	$1,824	$(373)	(20.4)%	$2,744	$2,581	94.1%

Total	$110,696	$58,886	53.2%	$103,357	$63,459	61.4%

Our expense ratio deteriorated to 30.4 percent in the first quarter of 2004 from 28.2 percent in the first quarter of 2003. This deterioration was the result of amortization of deferred policy acquisition costs, which have increased as a result of the higher level of acquisition costs we deferred throughout 2003 when compared to 2002. These costs are deferred and amortized to expense as the related premiums are earned. The elevated 2003 deferred acquisition cost asset will promote increased levels of deferred policy acquisition cost amortization throughout 2004, which will continue to negatively impact our expense ratio.

Life Insurance Segment

In the first quarter of 2004 our life insurance segment recorded pre-tax income of $1.4 million, compared to a pre-tax loss of $.2 million for the first quarter of 2003. The improvement was primarily attributable to recording no investment write-downs in the first quarter of 2004, compared to investment write-downs of $3.5 million in the first quarter of 2003. The decrease in investment write-downs contributed to the recognition of a net realized investment loss of only $.4 million in the first quarter of 2004, compared to a $2.7 million net realized investment loss in the first quarter of 2003. Net premiums earned in the first quarter of 2004 were $7.7 million compared to $7.5 million in the first quarter of 2003. These improvements in our life insurance segment’s first quarter revenues were accompanied by decreases in other underwriting expenses, amortization of deferred policy acquisition costs and provision for liability for future policyholder benefits, all of which were attributable to lower annuity volume in 2004 when compared to 2003.

These improvements in our life insurance segment’s quarterly results were offset to some extent by increases in losses and settlement expenses and interest credited on policyholder accounts in the first quarter of 2004, when compared to the first quarter of 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historically, the principal product of our life insurance segment has been the single premium deferred annuity. Pursuant to accounting principles generally accepted in the United States, annuity deposits are not reflected in net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the first quarter of 2004, annuity deposits were $10.4 million, compared to $22.9 million in the first quarter of 2003. The decrease in annuities written reflects the gradual recovery from the temporary suspension of new fixed annuity business which was in effect for the second half of 2003.

Effective June 30, 2003, we temporarily suspended the sale of all new fixed annuity business. We made this decision in consideration of the difficulty we had in finding suitable investment vehicles in terms of duration and quality to fit our asset-liability matching needs, which had resulted in the accumulation of significant amounts of cash. While this accumulation improved our liquidity, it also resulted in negative spreads on new business.

As a result of the improving investment environment, we re-entered the fixed annuity marketplace in most of our licensed states effective January 1, 2004.

Investment Results

We recorded net investment income (before tax) of $26.5 million for the three-month period ended March 31, 2004, compared to $26.1 million for the three-month period ended March 31, 2003. Our invested assets grew from $1,832.1 million at December 31, 2003 to $1,880.5 million at March 31, 2004.

Net realized investment gains (before tax) for the three-month period ended March 31, 2004 totaled $.3 million, versus a $2.8 million realized investment loss (before tax) for the three-month period ended March 31, 2003. The improvement is primarily attributable to a decrease in other-than-temporary investment impairments between periods. During the first quarter of 2004, we recorded no investment write-downs, compared to $3.5 million for the same period in 2003.

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

The composition of our investment portfolio at March 31, 2004 is presented in the following table in accordance with accounting principles generally accepted in the United States:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$414,813	74.9%	$1,280,197	96.5%	$1,695,010	90.1%
Equity securities	124,874	22.6	6,035	0.5	130,909	7.0
Mortgage loans	5,196	0.9	20,750	1.6	25,946	1.4
Policy loans	—	—	7,791	0.6	7,791	0.4
Other long-term investments	7,292	1.3	—	—	7,292	0.4
Short-term investments	1,375	0.3	12,182	0.8	13,557	0.7

Total	$553,550	100.0%	$1,326,955	100.0%	$1,880,505	100.0%

(1)	Available-for-sale and trading fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 2004, our consolidated total assets were $2,454.3 million, compared to $2,405.2 million at December 31, 2003. Invested assets, primarily fixed maturity securities, increased $48.4 million, or 2.6 percent, from December 31, 2003. The increase in invested assets we have experienced this year is partially attributable to changes in the market prices of our securities classified as available-for-sale, which are reported at fair value. The unrealized appreciation from these investments is reported net of tax as a separate component of stockholders’ equity. Unrealized appreciation occurring during the first three months of 2004 increased invested assets by $23.0 million. This increase was accompanied by net purchases of investments during the year totaling $93.0 million, realized gains on sales of investments totaling $.5 million and net bond discount accretion of $.1 million. These increases in our investment portfolio were somewhat offset by calls and maturities of securities totaling $60.3 million, sales of investments of $6.7 million and the performance of our investments in limited liability partnerships, which resulted in the recognition of a $1.4 million pre-tax loss. At March 31, 2004, $1,574.4 million, or 92.9 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,519.4 million, or 91.9 percent, at December 31, 2003. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. We classify our remaining fixed maturities as held-to-maturity and report them at amortized cost. At March 31, 2004, cash and cash equivalents totaled $283.9 million compared to $265.1 million at December 31, 2003.

Our deferred policy acquisition costs asset decreased $12.8 million, or 14.9 percent, to $73.4 million at March 31, 2004 from the deferred policy acquisition costs asset at December 31, 2003. Our property and casualty insurance segment’s deferred policy acquisition costs asset decreased $.6 million, or 1.4 percent, to $44.3 million at March 31, 2004 from the deferred policy acquisition costs asset at December 31, 2003. Our life insurance segment’s deferred policy acquisition costs asset decreased $12.2 million, or 29.6 percent, to $29.1 million at March 31, 2004 from the deferred policy acquisition costs asset at December 31, 2003. One component of our life insurance segment’s estimate of the deferred policy acquisition costs asset related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. The unrealized investment component of our life insurance segment’s deferred acquisition costs calculation decreased the reported deferred acquisition costs asset by $57.8 million at March 31, 2004, compared to a decrease of $46.3 million at December 31, 2003.

Cash flow and liquidity is derived from various sources. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $42.9 million for the three months ended March 31, 2004 compared to $22.9 million for the three months ended March 31, 2003. The increase in cash provided by operating activities was primarily due to the improvement in underwriting results between periods. We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $64.3 million through March 31, 2004 and $67.4 million through March 31, 2003. If our operating and investment cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At March 31, 2004, our consolidated invested assets included $13.6 million of short-term investments, which consist primarily of bonds maturing within a year. We may also borrow up to $20 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2003 or in the first three months of 2004.

Financing activities provided cash of $4.1 million through the first three months of 2004, compared to $15.9 million through the first three months of 2003. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $6.9 million through March 31, 2004, compared to $18.8 million for the same period of 2003. The decrease between periods is attributable to the gradual recovery from the temporary suspension of new fixed annuity business in place for the second half of 2003.

Stockholders’ equity increased from $374.0 million at December 31, 2003 to $396.9 million at March 31, 2004, an increase of 6.1 percent. The increase in stockholders’ equity was primarily due to net income of $18.5 million and an increase in unrealized appreciation (net of tax) of $7.4 million. The decrease to stockholders’ equity was attributable to stockholder dividends of $3.1 million and preferred stock issuance cost accretion totaling $.1 million. At March 31, 2004, book value was $39.47 per common share compared to $37.23 per common share at December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The non-GAAP financial measures we utilize in this report are net premiums written, catastrophe losses and statutory combined ratio. Net premiums written, catastrophe losses and statutory combined ratio are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

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

(In thousands)
First Quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2004	$123,060	$(4,673)	$118,387
2003	121,313	(10,465)	110,848

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

Active management of market risk is integral to our operations. Our investment guidelines define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product and regulatory requirements. We respond to market risk by rebalancing our existing asset portfolio and by managing the character of future investment purchases.

We write covered call options from time to time on common stocks that we own. The writing of covered call options does not compose a significant portion of our investment operations. Generally, we write the covered calls on stocks we view as over-priced relative to their market value. We have not written covered call options that are in-the-money when they are written, but we are not restricted from doing so. Some market analysts consider the practice of writing covered calls to be a conservative equity strategy.

There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during our first fiscal quarter of 2004.

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

On February 18, 2004, we filed a report on Form 8-K in connection with our fourth quarter earnings release dated February 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

May 7, 2004
(Date)

/s/ John A. Rife
John A. Rife
President, Chief Executive Officer

/s/ K.G. Baker
K.G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer