Form 10-Q
period 2004-06-30
UNITED FIRE & CASUALTY CO
filed 2004-08-04
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

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

As of August 2, 2004, 10,057,343 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (market value $107,332 in 2004 and $134,281 in 2003)	$100,832	$125,122
Available-for-sale, at market (amortized cost $1,589,593 in 2004 and $1,424,828 in 2003)	1,648,720	1,519,401
Equity securities, at market (cost $41,880 in 2004 and $37,858 in 2003)	135,985	128,889
Trading securities, at market (amortized cost $6,470 in 2004 and $7,687 in 2003)	6,581	8,099
Mortgage loans	41,523	26,360
Policy loans	7,819	8,068
Other long-term investments	6,461	9,584
Short-term investments	10,989	6,576

	$1,958,910	$1,832,099

Cash and Cash Equivalents	$181,270	$265,064
Accrued Investment Income	28,207	26,795
Premiums Receivable	133,155	117,209
Deferred Policy Acquisition Costs	104,602	86,232
Property and Equipment	16,893	18,094
Reinsurance Receivables	29,864	30,463
Prepaid Reinsurance Premiums	3,309	3,605
Intangibles	738	1,362
Income Taxes Receivable	2,010	4,574
Other Assets	18,210	19,658

TOTAL ASSETS	$2,477,168	$2,405,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$439,136	$427,047
Life insurance	1,233,784	1,210,822
Unearned premiums	251,339	231,939
Accrued expenses and other liabilities	56,589	55,605
Deferred income taxes	34,264	40,360

TOTAL LIABILITIES	$2,015,112	$1,965,773

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value	$65,627	$65,456
Stockholders’ Equity
Common stock	$33,523	$33,475
Additional paid-in capital	7,339	7,040
Retained earnings	274,919	242,774
Accumulated other comprehensive income, net of tax	80,648	90,637

TOTAL STOCKHOLDERS’ EQUITY	$396,429	$373,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,477,168	$2,405,155

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Three months ended June 30,
	2004	2003
Revenues
Net premiums earned	$120,337	$113,083
Investment income, net of investment expenses	28,505	26,622
Realized investment gains (losses)	698	(75)
Other income	49	820

	149,589	140,450

Benefits, Losses and Expenses
Losses and settlement expenses	66,336	71,531
Increase in liability for future policy benefits	1,957	1,547
Amortization of deferred policy acquisition costs	27,013	22,809
Other underwriting expenses	10,726	11,726
Interest on policyholders’ accounts	14,217	14,135

	120,249	121,748

Income before income taxes	29,340	18,702
Federal income tax expense	9,285	5,729

Net income	$20,055	$12,973
Less preferred stock dividends and accretions	1,174	1,174

Earnings available to common shareholders	$18,881	$11,799

Weighted average common shares outstanding	10,056,071	10,037,728

Basic earnings per common share	$1.88	$1.18

Diluted earnings per common share	$1.70	$1.10

Cash dividends declared per common share	$0.20	$0.19

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Six months ended June 30,
	2004	2003
Revenues
Net premiums earned	$238,724	$223,931
Investment income, net of investment expenses	55,035	52,685
Realized investment gains (losses)	1,019	(2,848)
Other income	97	1,558

	294,875	275,326

Benefits, Losses and Expenses
Losses and settlement expenses	130,416	139,629
Increase in liability for future policy benefits	4,033	3,872
Amortization of deferred policy acquisition costs	54,122	44,877
Other underwriting expenses	21,644	23,772
Interest on policyholders’ accounts	28,527	27,989

	238,742	240,139

Income before income taxes	56,133	35,187
Federal income tax expense	17,607	10,593

Net income	$38,526	$24,594
Less preferred stock dividends and accretions	2,359	2,359

Earnings available to common shareholders	$36,167	$22,235

Weighted average common shares outstanding	10,052,119	10,037,598

Basic earnings per common share	$3.60	$2.22

Diluted earnings per common share	$3.27	$2.09

Cash dividends declared per common share	$0.40	$0.38

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six months ended June 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$38,526	$24,594

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$(159)	$(353)
Depreciation and amortization	1,990	1,672
Realized investment (gains) losses	(1,019)	2,848
Net cash flows from trading investments	1,481	(5,261)
Deferred income tax benefit	(170)	(2,373)
Changes in:
Accrued investment income	(1,412)	1,201
Premiums receivable	(15,946)	(17,331)
Deferred policy acquisition costs	(1,336)	(8,093)
Reinsurance receivables	599	1,526
Prepaid reinsurance premiums	296	2,832
Income taxes receivable	2,564	220
Other assets	1,448	(10,082)
Future policy benefits and losses, claims and settlement expenses	20,076	31,765
Unearned premiums	19,400	19,595
Accrued expenses and other liabilities	996	10,402
Deferred income taxes	—	4,444
Other, net	1,523	1,771

Total adjustments	$30,331	$34,783

Net cash provided by operating activities	$68,857	$59,377

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,489	$21,764
Proceeds from call and maturity of held-to-maturity investments	24,881	26,102
Proceeds from call and maturity of available-for-sale investments	87,075	81,863
Proceeds from short-term and other investments	9,027	1,279
Purchase of held-to-maturity investments	—	(1,606)
Purchase of available-for-sale investments	(260,609)	(79,775)
Purchase of short-term and other investments	(26,890)	(30,389)
Purchase of property and equipment	(724)	(1,669)

Net cash (used in) provided by investing activities	$(161,751)	$17,569

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$57,819	$95,634
Withdrawals from investment and universal life contracts	(42,844)	(36,708)
Issuance of common stock	347	15
Payment of cash dividends	(6,222)	(5,963)

Net cash provided by financing activities	$9,100	$52,978

Net Change in Cash and Cash Equivalents	$(83,794)	$129,924
Cash and Cash Equivalents at Beginning of Period	265,064	136,892

Cash and Cash Equivalents at End of Period	$181,270	$266,816

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003. The review report of Ernst & Young LLP as of and for the three and six-month periods ending June 30, 2004 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles, we have made adjustments to present the accompanying Consolidated Financial Statements on the basis of U.S. generally accepted accounting principles.

To prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, we make estimates and assumptions that affect the amounts of assets and liabilities reported in our Consolidated Financial Statements, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements and the amounts of revenues and expenses during the reporting period reported in our Consolidated Financial Statements. Actual results could differ from the results reported.

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We paid net income taxes of $15.5 million and $8.3 million for the six-month periods ended June 30, 2004 and 2003, respectively. We made no significant payments of interest for the six month periods ended June 30, 2004 and 2003, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In March 2004, the Emerging Issues Task Force reached a consensus on the other-than-temporary impairment recognition provisions of Issue 03-1 “The Meaning of Other-Than-Temporary- Impairment and Its Application to Certain Investments.” A three-step impairment model stipulated by Issue 03-1 should be applied to investment securities subject to Statement of Financial Accounting Standard No. 115. The three step model details the determination of whether an investment is impaired, the evaluation of whether an impairment is other-than-temporary and the recognition of an impairment loss equal to the amount of impairment. We are required to adopt and apply the provisions of Issue 03-1 prospectively, effective for reporting periods beginning after June 15, 2004. We do not believe the adoption of these provisions will have a material impact on our Consolidated Financial Statements.

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes Staff Position 106-1. This statement provides guidance on the accounting and disclosure requirements for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on employers that sponsor postretirement health care plans that provide prescription drug benefits to plan participants. This Staff Position is effective for interim or annual periods beginning after June 15, 2004. We are currently evaluating the impact that Staff Position 106-2 will have on our Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. Through June 30, 2004 we have granted options for 168,521 shares of United Fire common stock, of which options for 21,174 shares have been exercised. Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. We have determined that the unrecognized compensation expense for the six-month periods ended June 30, 2004 and 2003 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share as reported in our Consolidated Financial Statements.

Note 4. Employee Benefit Plans

The two main employee benefit plans we offer are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

All of our employees are eligible to participate in the noncontributory defined benefit pension plan after they have completed one year of service and attained twenty-one years of age. Under our pension plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations.

We offer the health and dental benefit plan to all of our eligible employees and retirees. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The plan provides health and dental benefits to our employees who are regularly scheduled to work for us for 24 or more hours per week and their covered dependents. Retired employees and their covered dependents are entitled to health and dental benefits provided the retired employees have attained at least age 55 and have continuously participated in the employee plan for at least 10 consecutive years immediately prior to retirement.

Net periodic pension cost totaled $.9 million for the first half of 2004, consisting primarily of service cost of $.9 million and interest cost of $1.1 million, offset by expected return on plan assets of $1.3 million. Net periodic postretirement benefit cost totaled $.8 million for the first half of 2004, consisting primarily of service cost of $.3 million and interest cost of $.4 million.

In the first half of 2003, net periodic pension cost and net periodic postretirement benefit cost totaled $1.1 and $.7 million, respectively.

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003, that we expected to contribute $5.2 million to our pension plan in 2004. In the first half of 2004, we contributed $1.5 million to the pension plan. We do not anticipate that the total contribution for 2004 will vary from the amount previously disclosed.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from two other locations. All three locations are aggregated because they target a similar customer base, market the same products and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations. Our management evaluates the two segments both on the basis of accounting practices prescribed by our states of domicile and on the basis of U.S. generally accepted accounting principles. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2003.

We report the following analysis on the basis of U.S. generally accepted accounting principles. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	(In Thousands)
	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2004
Net premiums earned	$222,411	$16,433	$238,844
Investment income, net of investment expenses	14,070	40,978	55,048
Realized investment gains (losses)	1,030	(11)	1,019
Other income	—	97	97

Revenues	$237,511	$57,497	$295,008

Intersegment Eliminations	(67)	(66)	(133)

Total Revenues	$237,444	$57,431	$294,875

Net Income	$35,435	$3,091	$38,526

Assets	$1,005,721	$1,471,447	$2,477,168

Six Months Ended June 30, 2003
Net premiums earned	$209,064	$14,979	$224,043
Investment income, net of investment expenses	11,783	40,903	52,686
Realized investment gains (losses)	792	(3,637)	(2,845)
Other income	1,496	62	1,558

Revenues	$223,135	$52,307	$275,442

Intersegment Eliminations	(55)	(61)	(116)

Total Revenues	$223,080	$52,246	$275,326

Net Income	$22,648	$1,946	$24,594

Assets	$896,018	$1,452,598	$2,348,616

Note 6. Trading Securities

Our investment portfolio includes trading securities with embedded derivatives, which are primarily convertible redeemable preferred debt securities. These securities are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our portfolio of trading securities had a market value of $6.6 million at June 30, 2004, compared to $8.1 million at December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and the change in net unrealized gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized gains and losses. Comprehensive income was $28.5 million and $56.0 million for the six months ended June 30, 2004 and 2003, respectively. Comprehensive income was $2.6 million and $38.0 million for the three months ended June 30, 2004 and 2003, respectively.

Note 8. Escrow Agreement

During the third quarter of 2001 we presented claims against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which we acquired in August 1999. The amount of this escrow totaled approximately $2.0 million. During 2003, we filed a lawsuit to enforce the payment to us of the amount of our claims. In the first quarter of 2004 we achieved a favorable settlement of this lawsuit, which resulted in the payment to us of approximately $1.9 million of the funds that were held in the escrow account.

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

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares outstanding by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred dividends and accretions to reflect the assumed conversion to common stock of all the convertible preferred stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the three and six-month periods ended June 30, 2004 and 2003, and was therefore included in the respective calculations of diluted earnings per share.

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

The components of basic and diluted earnings per share are as follows:

(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$20,055	$12,973	$38,526	$24,594
Earnings available to common shareholders	18,881	11,799	36,167	22,235
Weighted average common shares outstanding	10,056	10,038	10,052	10,038
Potentially dilutive common shares	1,755	1,723	1,736	1,722

Weighted average common and potential shares outstanding	11,811	11,761	11,788	11,760
Basic earnings per common share	$1.88	$1.18	$3.60	$2.22
Diluted earnings per common share	1.70	1.10	3.27	2.09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

July 27, 2004

Chicago, Illinois

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “will be,” “will promote,” “might,” “hope,” “encouraging,” “optimistic” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and stock exchange policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; a continuation or worsening of domestic and global economic conditions; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

REGULATION G COMPLIANCE MEASURES

In response to disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 (specifically Regulation G which became effective in March 2003), measures used in this discussion that are not based on U.S. generally accepted accounting principles (Non-GAAP) are defined and reconciled to the most directly comparable GAAP measures and operating measures in the “Non-GAAP Financial Measures” section at the end of this discussion.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred acquisition cost asset, and the valuation of pension and postretirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 2004 was $20.1 million, or $1.88 per share (after providing for the dividend on convertible preferred stock), which includes net realized investment gains (before tax) of $.7 million. Net income for the second quarter of 2003 was $13.0 million, or $1.18 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $.1 million. Second quarter diluted earnings were $1.70 per share and $1.10 per share for 2004 and 2003, respectively.

The overall improvement in second quarter net income was the result of growth in property and casualty premium, a decrease in claims frequency, improvement in catastrophe loss experience and a decrease in investment write-downs as compared to the prior year.

Total revenues were $149.6 million in the second quarter of 2004, an increase of $9.1 million, or 6.5 percent, over the second quarter of 2003. Net premiums earned increased 6.4 percent to $120.3 million in the second quarter of 2004, compared to $113.1 million in the second quarter of 2003. Net realized investment gains were $.7 million in the second quarter of 2004, compared to net realized investment losses of $.1 million in the second quarter of 2003. Investment income was $28.5 million in the second quarter of 2004, a 7.1 percent increase from the second quarter of 2003.

For the first half of 2004 net income was $38.5 million, or $3.60 per share. For the six months ended June 30, 2003, net income was $24.6 million, or $2.22 per share. Diluted earnings for the first half of 2004 was $3.27 per share. Diluted earnings for the first half of 2003 was $2.09 per share. Net realized investment gains (before tax) were $1.0 million through June 30, 2004, compared to net realized investment losses (before tax) of $2.8 million for the first six months of 2003.

Property and Casualty Insurance Segment

In the second quarter of 2004, our property and casualty insurance segment’s pre-tax income was $26.0 million, compared to $15.5 million in the second quarter of 2003. Premium growth, decreased claims frequency and a decrease in catastrophe losses significantly contributed to the improvement in pre-tax income. This improvement was offset to some extent by amortization of the deferred acquisition cost asset. The amortization of deferred policy acquisition costs has increased as a result of the higher level of acquisition costs we deferred throughout 2003 when compared to 2002. These costs are deferred and amortized to expense as the related premiums are earned. The elevated 2003 deferred acquisition cost asset will result in an increased level of deferred policy acquisition cost amortization throughout 2004 as compared to amortization expense recognized throughout 2003.

Net premiums written in the second quarter of 2004 were $127.7 million compared to $117.4 million in the second quarter of 2003. Net premiums earned in the second quarter of 2004 were $111.7 million compared to $105.7 million in the second quarter of 2003. The growth in net premiums written and net premiums earned achieved during 2004 is attributable to pricing and other underwriting initiatives pursued in recent years. In the two year period preceding 2004 we have implemented premium rate increases in several of our lines of business. While these pricing increases have leveled in 2004, we continue to realize the impact of the prior year premium rate increases as the related premium is earned.

Pre-tax catastrophe losses, net of reinsurance, of $5.0 million for the second quarter of 2004 added 4.5 points to the combined ratio, resulting in an after-tax earnings reduction of $.33 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $12.3 million for the second quarter of 2003 added 11.6 points to the combined ratio, resulting in an after-tax earnings reduction of $.80 per share. The improvement in catastrophe loss experience between quarters is attributable to a decrease in losses incurred related to abnormally severe weather events in the second quarter of 2004 when compared to the second quarter of 2003.

Pre-tax catastrophe losses for the six months ended June 30, 2004, net of reinsurance, were $5.3 million, which added 2.4 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.34 per share. For the same period of 2003, pre-tax catastrophe losses were $12.8 million, which added 6.1 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.83 per share.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the loss and loss adjustment expense ratios (collectively referred to as the “net loss ratio”), the underwriting expense ratio (the “expense ratio”) and the combined ratio. The ratios used in this discussion have been prepared on the basis of U.S. generally accepted accounting principles.

The combined ratio is a commonly used financial measure of underwriting performance, which is computed as the sum of the net loss ratio and the expense ratio. A combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the second quarter of 2004 was 83.8 percent, compared to 93.0 percent for the second quarter of 2003. Our combined ratio for the first six months of 2004 was 83.7 percent, compared to 91.3 percent for the same period in 2003.

The catastrophe losses discussed previously negatively impacted these combined ratios. Without the effect of catastrophes, our combined ratios would have been as follows: second quarter of 2004 – 79.2 percent; second quarter of 2003 – 81.3 percent; six month period ended June 30, 2004 – 81.2 percent; and six month period ended June 30, 2003 – 85.2 percent.

We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. Our net loss ratio was 55.3 percent for the second quarter of 2004 versus 64.3 percent for the second quarter of 2003. Our net loss ratio was 54.2 percent for the first half of 2004 versus 62.9 percent for the first half of 2003. The improvement in the net loss ratio is primarily attributable to the underwriting initiatives pursued in recent years, a decrease in claims frequency and a decrease in catastrophe losses. The commercial lines net loss ratios (including reinsurance) were as follows: second quarter of 2004 – 55.6 percent; second quarter of 2003 – 60.5 percent; six month period ended June 30, 2004 – 54.5 percent; and six month period ended June 30, 2003 – 60.1 percent. The personal lines net loss ratios were as follows: second quarter of 2004 – 52.5 percent; second quarter of 2003 – 87.6 percent; six month period ended June 30, 2004 – 52.1 percent; and six month period ended June 30, 2003 – 79.6 percent. The significant improvement in the personal lines results had a limited impact on our overall net loss ratio because our personal lines business represents only 10 percent of our overall net premium volume.

Six-month periods ended June 30,	2004			2003
(Dollars in Thousands)	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$66,231	$27,489	41.5%	$60,181	$33,903	56.3%
Other liability	53,232	38,827	72.9	46,320	26,755	57.8
Automobile	45,544	25,845	56.7	42,388	23,862	56.3
Workers’ compensation	17,360	10,733	61.8	16,898	14,219	84.1
Fidelity and surety	11,437	2,598	22.7	10,132	4,587	45.3
Miscellaneous	409	50	12.2	440	138	31.4

Total commercial lines	$194,213	$105,542	54.3%	$176,359	$103,464	58.7%

Personal lines:
Automobile	$13,216	$8,241	62.4%	$16,034	$12,471	77.8%
Fire and allied lines	11,453	5,464	47.7	12,741	10,725	84.2
Miscellaneous	242	(716)	N/A	385	27	7.0

Total personal lines	$24,911	$12,989	52.1%	$29,160	$23,223	79.6%

Reinsurance	$3,287	$2,101	63.9%	$3,545	$4,719	133.1%

Total	$222,411	$120,632	54.2%	$209,064	$131,406	62.9%

Our expense ratio was 28.5 percent for the second quarter of 2004, compared to 28.7 percent for the second quarter of 2003. The expense ratio was 29.4 percent for the first half of 2004, compared to 28.5 percent for the first half of 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Insurance Segment

In the second quarter of 2004 our life insurance segment recorded pre-tax income of $3.3 million, compared to $3.2 million for the second quarter of 2003. This nominal improvement was the result of a combination of factors. We recorded no investment write-downs in the second quarter of 2004, compared to investment write-downs of $2.0 million in the second quarter of 2003. The decrease in investment write-downs contributed to the recognition of a net realized investment gain of $.4 million in the second quarter of 2004, compared to a $1.0 million net realized investment loss in the second quarter of 2003. Net premiums earned in the second quarter of 2004 were $8.6 million compared to $7.4 million in the second quarter of 2003. These improvements in our life insurance segment’s quarterly results were offset to some extent by increases in benefits, losses and expenses, primarily losses and settlement expenses and amortization of deferred policy acquisition costs.

Historically, the principal product of our life insurance segment has been the single premium deferred annuity. Pursuant to U.S. generally accepted accounting principles, annuity deposits are not reported as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the second quarter of 2004, annuity deposits were $12.3 million, compared to $37.9 million in the second quarter of 2003. The decrease in annuities written reflects the gradual recovery from the temporary suspension of new fixed annuity business which was in effect for the second half of 2003.

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

Investment Results

We recorded net investment income (before tax) of $55.0 million for the six-month period ended June 30, 2004, compared to $52.7 million for the six-month period ended June 30, 2003. Our invested assets grew from $1,832.1 million at December 31, 2003 to $1,958.9 million at June 30, 2004.

Net realized investment gains (before tax) for the six-month period ended June 30, 2004 totaled $1.0 million, versus a $2.8 million realized investment loss (before tax) for the six-month period ended June 30, 2003. The improvement is primarily attributable to a decrease in other-than-temporary investment impairments between periods. During the first half of 2004, we recorded no investment write-downs, compared to $6.0 million for the same period in 2003.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of our investment portfolio at June 30, 2004 is presented in the following table in accordance with U.S. generally accepted accounting principles:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$440,454	74.8%	$1,309,098	95.6%	$1,749,552	89.4%
Equity securities	129,147	21.9	6,838	0.5	135,985	6.9
Trading securities	6,581	1.1	—	—	6,581	0.3
Mortgage loans	5,061	0.9	36,462	2.7	41,523	2.1
Policy loans	—	—	7,819	0.6	7,819	0.4
Other long-term investments	6,461	1.1	—	—	6,461	0.3
Short-term investments	1,375	0.2	9,614	0.6	10,989	0.6

Total	$589,079	100.0%	$1,369,831	100.0%	$1,958,910	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

FINANCIAL CONDITION

At June 30, 2004, our consolidated total assets were $2,477.2 million, compared to $2,405.2 million at December 31, 2003. Invested assets, primarily fixed maturity securities, increased $126.8 million, or 6.9 percent, from December 31, 2003. The increase in invested assets we have experienced this year is attributable to improvements in the investment environment. As interest rates have increased, we have realized an increase in the suitable investment opportunities available to us. As a result, we have purchased investments during the first half of the year at a rate exceeding sales, calls and maturities of investments. The increase in invested assets resulting from the increase in investment activity during the first half of 2004 was offset to some extent by the effect that the changes in the interest rate environment had on the carrying value of our available-for-sale fixed maturity security portfolio. As interest rates have risen, the fair market value of our fixed maturity portfolio has declined. Since our available-for-sale fixed maturity securities are carried at fair market value, this increase in interest rates has led to a significant decrease in the carrying value of our invested assets and the related unrealized gain recognized on these investments. The unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. The changes in our total reported invested asset balance are summarized by the following table:

(In Thousands)
Invested Assets at 12/31/03	$1,832,099
Purchases	288,735
Sales	(7,957)
Calls / Maturities	(121,233)
Realized gain on sale	1,319
Mark to market adjustment (1)	(1,812)
Net bond discount accretion	159
Change in unrealized gain	(32,400)

Change in carrying value of invested assets	126,811

Invested Assets at 06/30/04	$1,958,910

(1)	U.S. generally accepted accounting principles require that changes in the fair market value of both our portfolio of trading securities and limited liability partnership investments be recognized currently in earnings.

At June 30, 2004, $1,648.7 million, or 93.9 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,519.4 million, or 91.9 percent, at December 31, 2003. We classify our remaining fixed maturities as held-to-maturity and report them at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At June 30, 2004, cash and cash equivalents totaled $181.3 million compared to $265.1 million at December 31, 2003. The decrease was the result of the increased level of investment activity undertaken by us in the first half of 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our deferred policy acquisition costs increased $18.3 million, or 21.3 percent, to $104.6 million at June 30, 2004 from the deferred policy acquisition costs at December 31, 2003. Our property and casualty insurance segment’s deferred policy acquisition costs increased $4.1 million, or 9.1 percent, to $49.1 million at June 30, 2004 from the deferred policy acquisition costs at December 31, 2003. Our life insurance segment’s deferred policy acquisition costs increased $14.2 million, or 34.4 percent, to $55.5 million at June 30, 2004 from the deferred policy acquisition costs at December 31, 2003. One component of our life insurance segment’s estimate of the deferred policy acquisition costs related to universal life and annuity business is the impact of unrealized gains and losses resulting from certain available-for-sale securities in our investment portfolio. The unrealized investment component of our life insurance segment’s deferred acquisition costs calculation decreased the reported deferred acquisition costs by $29.1 million at June 30, 2004, compared to a decrease of $46.3 million at December 31, 2003.

Cash flow and liquidity is derived from various sources. We invest premiums and annuity deposits in assets maturing at regular intervals in order to meet our obligations to pay policy benefits, claims and claim adjusting expenses. Net cash provided by our operating activities was $68.9 million for the six months ended June 30, 2004 compared to $59.4 million for the six months ended June 30, 2003. The increase in cash provided by operating activities was primarily due to the improvement in underwriting results between periods. We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $126.5 million through June 30, 2004 and $131.0 million through June 30, 2003. If our operating and investment cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At June 30, 2004, our consolidated invested assets included $11.0 million of short-term investments, which consist primarily of bonds maturing within a year. We may also borrow up to $20 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2003 or in the first six months of 2004.

Financing activities provided cash of $9.1 million through the first six months of 2004, compared to $53.0 million through the first six months of 2003. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $15.0 million through June 30, 2004, compared to $58.9 million for the same period of 2003. The decrease between periods is attributable to the gradual recovery from the temporary suspension of new fixed annuity business in place for the second half of 2003.

Stockholders’ equity increased from $373.9 million at December 31, 2003 to $396.4 million at June 30, 2004 an increase of 6.0 percent. The increases in stockholders’ equity included net income of $38.5 million and proceeds from the issuance of common stock pursuant to our employee stock option plan totaling $.3 million. The decreases to stockholders’ equity included a decrease in unrealized gain on investments (net of tax) of $9.9 million, stockholder dividends of $6.2 million and preferred stock issuance cost accretion totaling $.2 million. At June 30, 2004, book value was $39.42 per common share compared to $37.23 per common share at December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The non-GAAP financial measures we utilize in this release are net operating income, net premiums written, catastrophe losses and statutory combined ratio. Net operating income is a key measure used by management and investors in monitoring the operating results of a company’s core business. Net premiums written, catastrophe losses and statutory combined ratio are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review.

(In Thousands)	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
Second Quarter
2004	$135,297	$(14,960)	$120,337
2003	$124,992	$(11,909)	$113,083

Year to date
2004	$258,357	$(19,633)	$238,724
2003	$246,305	$(22,374)	$223,931

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

Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss adjustment expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with U.S. generally accepted accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

We write covered call options from time to time on common stocks that we own. We write these options on our equity portfolio to generate additional portfolio income; we do not use these instruments for hedging purposes. The writing of covered call options does not compose a significant portion of our investment operations. Generally, we write the covered calls on stocks we view as over-priced relative to their market value. We have not written covered call options that are in-the-money when they are written, but we are not restricted from doing so. Some market analysts consider the practice of writing covered calls to be a conservative equity strategy.

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

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during our second fiscal quarter of 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At United Fire’s Annual Stockholders’ Meeting on May 19, 2004, the following proposals were adopted by the margins indicated.

Proposal 1:	To elect the following Class B directors for a term of three years or until such time as their respective successors have been elected or appointed.

	Number of Shares
	VOTED FOR	ABSTAINING
Mary K. Quass	9,039,062	138,129
John A. Rife	9,046,043	131,149
Kyle D. Skogmann	9,037,718	131,474

Proposal 2: Granting of non-employee director stock options.

Number of Shares
VOTED FOR	AGAINST	ABSTAINING
7,370,523	552,160	392,060

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997

10.3	United-Lafayette 401(k) Profit Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2003

31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 2, 2004, we filed a report on Form 8-K in connection with the closing of our New Orleans Regional office and the consolidation of the business with that of our regional office in Galveston, Texas.

On May 4, 2004, we filed a report on Form 8-K in connection with our first quarter earnings release date April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

August 4, 2004 (Date) /s/ John A. Rife John A. Rife
President, Chief Executive Officer

/s/ Kent G. Baker Kent G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer