Form 10-Q
period 2004-09-30
UNITED FIRE & CASUALTY CO
filed 2004-11-04
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

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

As of November 4, 2004, 10,064,428 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $99,712 in 2004 and $134,281 in 2003)	$93,470	$125,122
Available-for-sale, at fair value (amortized cost $1,550,330 in 2004 and $1,424,828 in 2003)	1,642,498	1,519,401
Equity securities, at fair value (cost $42,995 in 2004 and $37,858 in 2003)	143,537	128,889
Trading securities, at fair value (amortized cost $6,745 in 2004 and $7,687 in 2003)	7,026	8,099
Mortgage loans	31,520	26,360
Policy loans	8,078	8,068
Other long-term investments	6,554	9,584
Short-term investments	52,199	6,576

	$1,984,882	$1,832,099

Cash and Cash Equivalents	$224,807	$265,064
Accrued Investment Income	27,849	26,795
Premiums Receivable	129,026	117,209
Deferred Policy Acquisition Costs	92,457	86,232
Property and Equipment	20,106	18,094
Reinsurance Receivables	31,596	30,463
Prepaid Reinsurance Premiums	3,140	3,605
Intangibles	805	1,362
Income Taxes Receivable	1,352	4,574
Other Assets	18,754	19,658

TOTAL ASSETS	$2,534,774	$2,405,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$453,739	$427,047
Life insurance	1,244,853	1,210,822
Unearned premiums	245,963	231,939
Accrued expenses and other liabilities	49,495	55,605
Deferred income taxes	43,772	40,360

TOTAL LIABILITIES	$2,037,822	$1,965,773

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value	$65,703	$65,456
Stockholders’ Equity
Common stock	$33,547	$33,475
Additional paid-in capital	7,542	7,040
Retained earnings	293,405	242,774
Accumulated other comprehensive income, net of tax	96,755	90,637

TOTAL STOCKHOLDERS’ EQUITY	$431,249	$373,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,534,774	$2,405,155

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Three months ended September 30,
	2004	2003
Revenues
Net premiums earned	$126,451	$118,527
Investment income, net of investment expenses	27,930	27,608
Realized investment gains (losses)	2,281	(252)
Other income	105	218

	156,767	146,101

Benefits, Losses and Expenses
Losses and settlement expenses	72,594	74,736
Increase in liability for future policy benefits	4,500	1,502
Amortization of deferred policy acquisition costs	27,284	25,188
Other underwriting expenses	6,633	9,798
Interest on policyholders’ accounts	14,113	14,244

	125,124	125,468

Income before income taxes	31,643	20,633
Federal income tax expense	9,958	6,311

Net income	$21,685	$14,322
Less preferred stock dividends and accretions	1,186	1,185

Earnings available to common shareholders	$20,499	$13,137

Weighted average common shares outstanding	10,060,503	10,038,127

Basic earnings per common share	$2.04	$1.31

Diluted earnings per common share	$1.83	$1.22

Cash dividends declared per common share	$0.20	$0.19

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Nine months ended September 30,
	2004	2003
Revenues
Net premiums earned	$365,175	$342,458
Investment income, net of investment expenses	82,965	80,293
Realized investment gains (losses)	3,300	(3,100)
Other income	202	1,776

	451,642	421,427

Benefits, Losses and Expenses
Losses and settlement expenses	203,010	214,365
Increase in liability for future policy benefits	8,533	5,374
Amortization of deferred policy acquisition costs	81,406	70,065
Other underwriting expenses	28,277	33,570
Interest on policyholders' accounts	42,640	42,233

	363,866	365,607

Income before income taxes	87,776	55,820
Federal income tax expense	27,565	16,904

Net income	$60,211	$38,916
Less preferred stock dividends and accretions	3,545	3,544

Earnings available to common shareholders	$56,666	$35,372

Weighted average common shares outstanding	10,054,934	10,037,776

Basic earnings per common share	$5.64	$3.52

Diluted earnings per common share	$5.10	$3.31

Cash dividends declared per common share	$0.60	$0.57

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine months ended September 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$60,211	$38,916

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$(209)	$(678)
Depreciation and amortization	2,927	2,892
Realized investment (gains) losses	(3,300)	3,100
Net cash flows from trading investments	1,212	(4,302)
Deferred income tax benefit	601	(1,798)
Changes in:
Accrued investment income	(1,054)	1,171
Premiums receivable	(11,817)	(13,278)
Deferred policy acquisition costs	(3,784)	(11,862)
Reinsurance receivables	(1,133)	3,815
Prepaid reinsurance premiums	465	2,914
Income taxes receivable	3,222	(741)
Other assets	904	(5,592)
Future policy benefits and losses, claims and settlement expenses	42,030	38,481
Unearned premiums	14,024	21,452
Accrued expenses and other liabilities	(4,090)	(6,540)
Deferred income taxes	29	4,641
Other, net	2,014	1,581

Total adjustments	$42,041	$35,256

Net cash provided by operating activities	$102,252	$74,172

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$10,641	$21,774
Proceeds from call and maturity of held-to-maturity investments	32,506	46,242
Proceeds from call and maturity of available-for-sale investments	180,801	129,946
Proceeds from short-term and other investments	11,106	12,998
Purchase of held-to-maturity investments	—	(1,606)
Purchase of available-for-sale investments	(319,267)	(225,585)
Purchase of short-term and other investments	(61,321)	(32,375)
Purchase of property and equipment	(4,900)	(5,365)

Net cash used in investing activities	$(150,434)	$(53,971)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$86,543	$120,301
Withdrawals from investment and universal life contracts	(67,850)	(55,550)
Issuance of common stock	574	24
Payment of cash dividends	(11,342)	(8,945)

Net cash provided by financing activities	$7,925	$55,830

Net Change in Cash and Cash Equivalents	$(40,257)	$76,031
Cash and Cash Equivalents at Beginning of Period	265,064	136,892

Cash and Cash Equivalents at End of Period	$224,807	$212,923

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003. The review report of Ernst & Young LLP as of and for the three and nine-month periods ending September 30, 2004 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying Consolidated Financial Statements on the basis of GAAP.

To prepare our Consolidated Financial Statements in conformity with GAAP, we make estimates and assumptions that affect the amounts of assets and liabilities reported in our Consolidated Financial Statements, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements and the amounts of revenues and expenses during the reporting period reported in our Consolidated Financial Statements. Actual results could differ from the results reported.

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made net payments for income taxes of $24.0 million and $14.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively. We made no significant payments of interest for the nine month periods ended September 30, 2004 and 2003, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In March 2004 the Emerging Issues Task Force reached a consensus on the other-than-temporary impairment recognition provisions of Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A three-step impairment model stipulated by Issue 03-1 should be applied to investment securities subject to Statement of Financial Accounting Standard No. 115. The three step model details the determination of whether an investment is impaired, the evaluation of whether an impairment is other-than-temporary and the recognition of an impairment loss equal to the amount of impairment. We were originally required to adopt and apply the provisions of Issue 03-1 prospectively, effective for reporting periods beginning after June 15, 2004. However, the Financial Accounting Standards Board subsequently issued Staff Position 03-1-1, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1. During the period of the delay, an entity holding investments should continue to apply relevant “other-than-temporary” guidance. Staff Position 03-1-1 will be superseded upon the final issuance of proposed Staff Position EITF Issue 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, which is expected to occur during the fourth quarter of 2004. We do not believe the adoption of Staff Position EITF Issue 03-1-a will have a material impact on our Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2004 the Financial Accounting Standards Board issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes Staff Position 106-1. This Staff Position is effective for interim or annual periods beginning after June 15, 2004. This Staff Position provides guidance on the accounting and disclosure requirements for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on employers that sponsor post-retirement health care plans that provide prescription drug benefits to plan participants. This act provides for a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our self-funded post-retirement health care plan does provide a prescription drug benefit. Our actuaries have not yet determined whether or not the prescription drug benefit provided by our plan is the actuarial equivalent of Medicare Part D. They will make this determination in connection with the year-end 2004 valuation. We do not believe that the final implementation of this staff position will have a material impact on our Consolidated Financial Statements.

Note 3. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 500,000 shares of United Fire common stock to employees. Through September 30, 2004 we have granted options for 168,521 shares of United Fire common stock, of which options for 28,161 shares have been exercised. Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. We have determined that the unrecognized compensation expense for the nine-month periods ended September 30, 2004 and 2003 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share as reported in our Consolidated Financial Statements.

Note 4. Employee Benefit Plans

Among the employee benefit plans we offer, the two most significant plans are a non-contributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

All of our employees are eligible to participate in the non-contributory defined benefit pension plan after they have completed one year of service and attained twenty-one years of age. Under our pension plan, retirement benefits are a function of the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations.

We offer the health and dental benefit plan to all of our eligible employees and retirees. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit Plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The employee plan provides health and dental benefits to our employees who are regularly scheduled to work for us for 24 or more hours per week and their covered dependents. The retiree plan provides health and dental coverage benefits to retired employees and their covered dependents provided the retired employees have attained at least age 55 and have continuously participated in the employee plan for at least 10 consecutive years immediately prior to retirement. Both health care plans provide a prescription drug benefit.

Net periodic pension cost totaled $1.4 million for the first nine months of 2004, consisting for the most part of service cost of $1.4 million and interest cost of $1.7 million, offset by expected return on plan assets of $1.9 million. Net periodic post-retirement benefit cost totaled $1.2 million for the first nine months of 2004, consisting largely of service cost of $.5 million and interest cost of $.6 million.

In the first nine months of 2003, net periodic pension cost and net periodic post-retirement benefit cost totaled $1.6 and $1.1 million, respectively.

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003 that we expected to contribute $5.2 million to our pension plan in 2004. In the first nine months of 2004 we contributed $4.3 million to the pension plan. We do not anticipate that the total contribution for 2004 will vary significantly from the expected contribution.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from two other locations. All three locations are aggregated because they target a similar customer base, market the same products and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations. Our management evaluates the two segments both on the basis of accounting practices prescribed by our states of domicile and on the basis of GAAP. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2003.

We report the following analysis on the basis of GAAP. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	(In Thousands)
	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2004
Net premiums earned	$339,174	$26,180	$365,354
Investment income, net of investment expenses	21,179	61,804	82,983
Realized investment gains (losses)	1,744	1,556	3,300
Other income	—	202	202

Revenues	$362,097	$89,742	$451,839

Inter-segment Eliminations	(100)	(97)	(197)

Total Revenues	$361,997	$89,645	$451,642

Net Income	$52,658	$7,553	$60,211

Assets	$1,048,492	$1,486,282	$2,534,774

Nine Months Ended September 30, 2003

Net premiums earned	$320,035	$22,695	$342,730
Investment income, net of investment expenses	19,416	60,880	80,296
Realized investment gains (losses)	459	(3,556)	(3,097)
Other income	1,688	88	1,776

Revenues	$341,598	$80,107	$421,705

Inter-segment Eliminations	(82)	(196)	(278)

Total Revenues	$341,516	$79,911	$421,427

Net Income	$34,797	$4,119	$38,916

Assets	$915,313	$1,439,128	$2,354,441

Note 6. Trading Securities

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our portfolio of trading securities had a market value of $7.0 million at September 30, 2004, compared to $8.1 million at December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized gains and losses. Comprehensive income was $66.3 million and $67.9 million for the nine months ended September 30, 2004 and 2003, respectively. Comprehensive income was $37.8 million and $11.9 million for the three months ended September 30, 2004 and 2003, respectively.

Note 8. Escrow Agreement

During the third quarter of 2001 we presented claims against an escrow account held for the deferred payment of $1.00 per share to prior shareholders of American Indemnity Financial Corporation, which we acquired in August 1999. The amount of this escrow totaled approximately $2.0 million. During 2003 we filed a lawsuit to enforce the payment to us of the amount of our claims. In the first quarter of 2004 we achieved a favorable settlement of this lawsuit, which resulted in the payment to us of approximately $1.9 million of the funds that were held in the escrow account.

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

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares outstanding by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred dividends and accretions to reflect the assumed conversion to common stock of all the convertible preferred stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the three and nine-month periods ended September 30, 2004 and 2003, and was therefore included in the respective calculations of diluted earnings per share.

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

The components of basic and diluted earnings per share are as follows:

(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$21,685	$14,322	$60,211	$38,916
Earnings available to common shareholders	20,499	13,137	56,666	35,372
Weighted average common shares outstanding	10,060	10,038	10,055	10,038
Potentially dilutive common shares	1,770	1,732	1,752	1,716

Weighted average common and potential shares outstanding	11,830	11,770	11,807	11,754

Basic earnings per common share	$2.04	$1.31	$5.64	$3.52
Diluted earnings per common share	1.83	1.22	5.10	3.31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

October 21, 2004

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

REGULATION G COMPLIANCE MEASURES

In response to disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 (specifically Regulation G, which became effective in March 2003), measures used in this discussion that are not based on GAAP (Non-GAAP) are defined and reconciled to the most directly comparable GAAP measures and operating measures in the “Non-GAAP Financial Measures” section at the end of this discussion.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred acquisition cost asset, and the valuation of pension and post-retirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 2004 was $21.7 million, or $2.04 per share (after providing for the dividend on convertible preferred stock), which includes net realized investment gains (before tax) of $2.3 million. Net income for the third quarter of 2003 was $14.3 million, or $1.31 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $.3 million. Third quarter diluted earnings were $1.83 per share and $1.22 per share for 2004 and 2003, respectively.

Despite an increase in catastrophe activity, we achieved improvement in third quarter net income resulting from growth in premiums earned and a decrease in non-catastrophe claims.

Total revenues were $156.8 million in the third quarter of 2004, an increase of $10.7 million, or 7.3 percent, over the third quarter of 2003. Net premiums earned increased 6.7 percent to $126.5 million in the third quarter of 2004, compared to $118.5 million in the third quarter of 2003. Net realized investment gains were $2.3 million in the third quarter of 2004, compared to net realized investment losses of $.3 million in the third quarter of 2003. Investment income was $27.9 million in the third quarter of 2004, a 1.2 percent increase from the third quarter of 2003.

For the first nine months of 2004 net income was $60.2 million, or $5.64 per share (after providing for the dividend on convertible preferred stock). For the nine months ended September 30, 2003 net income was $38.9 million, or $3.52 per share (after providing for the dividend on convertible preferred stock). Diluted earnings for the first nine months of 2004 was $5.10 per share. Diluted earnings for the first nine months of 2003 was $3.31 per share. Net realized investment gains (before tax) were $3.3 million through September 30, 2004, compared to net realized investment losses (before tax) of $3.1 million for the first nine months of 2003.

Property and Casualty Insurance Segment

In the third quarter of 2004, our property and casualty insurance segment’s pre-tax income was $24.8 million, compared to $17.2 million in the third quarter of 2003. Growth in premiums earned, decreased non-catastrophe claims and a decrease in other underwriting expenses significantly contributed to the improvement in pre-tax income. This improvement was offset to some extent by an increase in catastrophe activity and amortization of the deferred acquisition cost asset. The amortization of deferred policy acquisition costs has increased as a result of significant increases in the deferred policy acquisition cost asset in recent years. Deferred policy acquisition costs are amortized to expense as the related premiums are earned.

Net premiums written in the third quarter of 2004 were $113.8 million compared to $112.7 million in the third quarter of 2003. Net premiums earned in the third quarter of 2004 were $116.8 million compared to $111.0 million in the third quarter of 2003. The growth in net premiums earned achieved during 2004 is attributable to pricing and other underwriting initiatives pursued in recent years. In the two year period preceding 2004 we have implemented premium rate increases in several of our lines of business. While these pricing increases have leveled in 2004, we continue to realize the impact of the prior year premium rate increases as the related premium is earned.

Pre-tax catastrophe losses, net of reinsurance, of $12.5 million for the third quarter of 2004 added 10.7 percentage points to the combined ratio, resulting in an after-tax earnings reduction of $.81 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $4.1 million for the third quarter of 2003 added 3.7 percentage points to the combined ratio, resulting in an after-tax earnings reduction of $.27 per share. The series of hurricanes that hit the southern United States in recent months accounted for third quarter pre-tax losses totaling $10.3 million. Of this amount, Hurricane Charley accounted for approximately $5.5 million. During the quarter we also incurred pre-tax losses of $1.5 million related to a severe hailstorm that hit Kansas.

Pre-tax catastrophe losses for the nine months ended September 30, 2004, net of reinsurance, were $17.8 million, which added 5.3 percentage points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $1.15 per share. For the same period of 2003, pre-tax catastrophe losses were $17.0 million, which added 5.3 percentage points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $1.10 per share.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the loss and loss adjustment expense ratios (collectively referred to as the “net loss ratio”), the underwriting expense ratio (the “expense ratio”) and the combined ratio. The ratios used in this discussion have been prepared on the basis of GAAP.

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. A combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the third quarter of 2004 was 85.5 percent, compared to 91.2 percent for the third quarter of 2003. Our combined ratio for the first nine months of 2004 was 84.3 percent, compared to 91.3 percent for the same period in 2003.

The catastrophe losses discussed previously negatively impacted these combined ratios. Without the effect of catastrophes, our combined ratios would have been as follows: third quarter of 2004 – 74.8 percent; third quarter of 2003 – 87.5 percent; nine month period ended September 30, 2004 – 79.0 percent; and nine month period ended September 30, 2003 – 86.0 percent.

We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. Our net loss ratio was 58.8 percent for the third quarter of 2004 versus 62.3 percent for the third quarter of 2003. Our net loss ratio was 55.8 percent for the first nine months of 2004 versus 62.7 percent for the first nine months of 2003. The improvement in the net loss ratio is primarily attributable to the underwriting initiatives pursued in recent years and a decrease in non-catastrophe claims frequency. The commercial lines net loss ratios (including reinsurance) were as follows: third quarter of 2004 – 57.4 percent; third quarter of 2003 – 59.2 percent; nine month period ended September 30, 2004 – 55.5 percent; and nine month period ended September 30, 2003 – 59.8 percent. The personal lines net loss ratios were as follows: third quarter of 2004 – 70.6 percent; third quarter of 2003 – 83.5 percent; nine month period ended September 30, 2004 – 58.1 percent; and nine month period ended September 30, 2003 – 80.9 percent.

Nine-month periods ended September 30,	2004			2003
(Dollars in Thousands)	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$100,086	$49,427	49.4%	$92,479	$44,353	48.0%
Other liability	81,989	54,766	66.8	71,094	45,865	64.5
Automobile	69,460	37,791	54.4	64,838	40,268	62.1
Workers’ compensation	26,657	18,897	70.9	25,354	21,516	84.9
Fidelity and surety	17,791	4,401	24.7	16,372	5,295	32.3
Miscellaneous	619	86	13.9	689	238	34.5

Total commercial lines	$296,602	$165,368	55.8%	$270,826	$157,535	58.2%

Personal lines:
Automobile	$19,406	$12,779	65.9%	$23,667	$19,228	81.2%
Fire and allied lines	17,080	9,254	54.2	19,017	14,303	75.2
Miscellaneous	352	(623)	N/A	520	1,421	N/A

Total personal lines	$36,838	$21,410	58.1%	$43,204	$34,952	80.9%

Reinsurance	$5,734	$2,486	43.4%	$6,005	$8,007	133.3%

Total	$339,174	$189,264	55.8%	$320,035	$200,494	62.7%

Our expense ratio was 26.7 percent for the third quarter of 2004, compared to 29.0 percent for the third quarter of 2003. The expense ratio was 28.5 percent for the first nine months of 2004, compared to 28.6 percent for the first nine months of 2003. The significant improvement in the quarterly expense ratio is attributable to an increase in the proportion of policy acquisition costs deferred in the third quarter of 2004 when compared to the third quarter of 2003. This increase was the result of the improved underwriting experience achieved in the third quarter of 2004 when compared to the third quarter of 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Insurance Segment

In the third quarter of 2004 our life insurance segment recorded pre-tax income of $6.9 million, compared to $3.4 million for the third quarter of 2003. The improvement was the result of a combination of several factors. The most significant factor was growth in net premiums earned, which increased to $9.7 million in the third quarter of 2004 compared to $7.6 million in the third quarter of 2003. This increase was the result of marketing initiatives pursued in the last year, which have led to an increase in the sales of single premium whole life and term products. Net realized investment gains were $1.6 million in the third quarter of 2004, compared to net realized investment gains of $.1 million in the third quarter of 2003. Losses and settlement expenses were $4.0 million in the third quarter of 2004, compared to $5.6 million in the third quarter of 2003. These improvements in our life insurance segment’s quarterly results were offset to some extent by a $3.0 million increase in the provision for liability for future policyholder benefits. This deterioration was driven by the increase in future policy benefits resulting from the increased sales levels of single premium whole life and term products.

Despite the growth in the sales of our single premium whole life and term products, overall net premiums written have decreased due to the discontinuance of our credit life business earlier this year.

Historically, the principal product of our life insurance segment has been the single premium deferred annuity. Pursuant to GAAP, annuity deposits are not reported as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the third quarter of 2004 annuity deposits were $11.7 million compared to $6.9 million in the third quarter of 2003. These quarterly annuity deposit results are much lower than the results we achieved prior to the temporary suspension of the sale of all fixed annuity business that went into effect on June 30, 2003. We temporarily suspended the sale of fixed annuities in consideration of the difficulty we had in finding investment vehicles suitable in duration and quality to fit our asset-liability matching needs. The difficulty in finding suitable investment vehicles resulted in the accumulation of significant amounts of cash, which improved our liquidity, but also resulted in negative spreads on new business.

As a result of the improving investment environment, we re-entered the fixed annuity marketplace in most of our licensed states effective January 1, 2004. The annuity deposits recognized during the suspension of new fixed annuity business were the result of business written prior to the suspension. Since our re-entry into the fixed annuity marketplace our annuity deposit levels have gradually recovered, but they have not yet returned to pre-suspension levels.

Investment Results

We recorded net investment income (before tax) of $83.0 million for the nine-month period ended September 30, 2004, compared to $80.3 million for the nine-month period ended September 30, 2003. Our invested assets grew from $1,832.1 million at December 31, 2003 to $1,984.9 million at September 30, 2004.

Net realized investment gains (before tax) for the nine-month period ended September 30, 2004 totaled $3.3 million, versus a $3.1 million net realized investment loss (before tax) for the nine-month period ended September 30, 2003. The improvement is primarily attributable to a decrease in other-than-temporary investment impairments between periods. During the first nine months of 2004, we recorded no investment write-downs, compared to $6.4 million for the same period in 2003.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of our investment portfolio at September 30, 2004 is presented in the following table in accordance with GAAP:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total

Fixed maturities(1)	$446,521	74.1%	$1,289,447	93.3%	$1,735,968	87.5%
Equity securities	136,129	22.6	7,408	0.5	143,537	7.2
Trading securities	7,026	1.2	—	—	7,026	0.4
Mortgage loans	4,922	0.8	26,598	1.9	31,520	1.6
Policy loans	—	—	8,078	0.6	8,078	0.4
Other long-term investments	6,554	1.1	—	—	6,554	0.3
Short-term investments	1,375	0.2	50,824	3.7	52,199	2.6

Total	$602,527	100.0%	$1,382,355	100.0%	$1,984,882	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

FINANCIAL CONDITION

At September 30, 2004 our consolidated total assets were $2,534.8 million, compared to $2,405.2 million at December 31, 2003. Invested assets, comprised primarily of fixed maturity securities, increased $152.8 million, or 8.3 percent, from December 31, 2003. The increase in invested assets we have experienced this year is attributable to improvements in the investment environment. As interest rates have increased, we have realized an increase in the suitable investment opportunities available to us. As a result, we have purchased investments during the first nine months of the year at a rate exceeding sales, calls and maturities of investments. The increase in invested assets resulting from the increase in investment activity during the first nine months of 2004 was accompanied by an increase in the unrealized appreciation recognized on our investment portfolio. The net unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. The changes in our total reported invested asset balance are summarized by the following table:

(In Thousands)
Invested Assets at December 31, 2003	$1,832,099
Purchases	382,605
Sales	(13,118)
Calls / Maturities	(225,165)
Realized gain on sale	3,430
Mark to market adjustments (1)	(2,149)
Net bond discount accretion	209
Change in unrealized gain	6,971

Change in carrying value of invested assets	152,783

Invested Assets at September 30, 2004	$1,984,882

(1)	U.S. generally accepted accounting principles require that changes in the fair market value of both our portfolio of trading securities and limited liability partnership investments be recognized currently in earnings.

At September 30, 2004 $1,642.5 million, or 94.2 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,519.4 million, or 91.9 percent, at December 31, 2003. We classify our remaining fixed maturities as held-to-maturity and report them at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At September 30, 2004, cash and cash equivalents totaled $224.8 million compared to $265.1 million at December 31, 2003. The decrease was the result of our increased level of investment activity in the first nine months of 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our deferred policy acquisition costs increased $6.3 million, or 7.2 percent, to $92.5 million at September 30, 2004 from the deferred policy acquisition costs at December 31, 2003. Our property and casualty insurance segment’s deferred policy acquisition costs increased $6.1 million, or 13.6 percent, to $51.1 million at September 30, 2004 from the deferred policy acquisition costs at December 31, 2003. Our life insurance segment’s deferred policy acquisition costs increased $.1 million, to $41.4 million at September 30, 2004 from the deferred policy acquisition costs at December 31, 2003. The deferred policy acquisition costs related to universal life and annuity business is affected by unrealized gains and losses resulting from certain available-for-sale securities. The impact of unrealized investment gains and losses on our life insurance segment’s deferred acquisition costs was a reduction of deferred acquisition costs by $43.8 million at September 30, 2004, compared to a reduction of $46.3 million at December 31, 2003.

Cash flow and liquidity is derived from three sources: 1)operating activities; 2)investing activities; and 3)financing activities.

Net cash provided by our operating activities was $102.3 million for the nine months ended September 30, 2004 compared to $74.2 million for the nine months ended September 30, 2003. The increase in cash provided by operating activities was primarily due to the improvement in underwriting results between periods.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $235.1 million through September 30, 2004 and $211.0 million through September 30, 2003. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims and claim adjusting expenses.

Financing activities provided cash of $7.9 million through the first nine months of 2004 compared to $55.8 million through the first nine months of 2003. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $18.7 million through September 30, 2004 compared to $64.8 million for the same period of 2003. The decrease between periods is attributable to the slow recovery from the temporary suspension of new fixed annuity business in place for the second half of 2003.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At September 30, 2004, our consolidated invested assets included $52.2 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $20 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding debt is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2003 or in the first nine months of 2004.

Stockholders’ equity increased from $373.9 million at December 31, 2003 to $431.3 million at September 30, 2004 an increase of 15.3 percent. The increases in stockholders’ equity included net income of $60.2 million, net unrealized appreciation of investments totaling $6.1 million and proceeds from the issuance of common stock pursuant to our employee stock option plan totaling $.6 million. The decreases to stockholders’ equity included stockholder dividends of $9.3 million and preferred stock issuance cost accretion totaling $.3 million. At September 30, 2004, book value was $42.85 per common share compared to $37.23 per common share at December 31, 2003.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The non-GAAP financial measures we utilize in this report are net premiums written, catastrophe losses and statutory combined ratio. These are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

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

(In Thousands)
Third quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2004	$121,306	$5,145	$126,451
2003	$120,436	$(1,909)	$118,527

Year to date
2004	$379,663	$(14,488)	$365,175
2003	$366,741	$(24,283)	$342,458

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. We define catastrophes to include events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals those events we believe are, or will be, material to our operations, either in amount or in number of claims made. A portion of these losses may be recoverable under our catastrophe reinsurance agreements. These amounts totaled $4.2 million and $3.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss adjustment expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during our third fiscal quarter of 2004.

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

On July 28, 2004, we filed a report on Form 8-K in connection with our second quarter earnings release dated July 27, 2004.

On September 24, 2004, we filed a report on Form 8-K in connection with a press release dated September 20, 2004, which reported the estimated impact that a series of severe third quarter catastrophes would have on our third quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

November 4, 2004
(Date)

/s/ John A. Rife
John A. Rife
President, Chief Executive Officer

/s/ Kent G. Baker
Kent G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer