Form 10-K
period 2004-12-31
UNITED FIRE & CASUALTY CO
filed 2005-03-01
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY

(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue SE Cedar Rapids, Iowa	52407-3909
(Address of principal executive offices)	(Zip Code)

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

As of February 1, 2005, 20,132,556 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004, was approximately $367.5 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates.

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

A table reflecting revenues, net income and assets attributable to our segments is included in Note 12 of the Notes to Consolidated Financial Statements. All intercompany balances have been eliminated in consolidation.

As of December 31, 2004, we employed 653 full-time employees.

Our website provides access to our electronic filings with the Securities and Exchange Commission. These filings can be accessed through the “Investor Relations” section of our website free of charge. We also voluntarily provide paper and electronic copies of our filings free of charge upon request. Our company website address is www.unitedfiregroup.com.

MARKETING

We market our products principally through our home office in Cedar Rapids, Iowa, and in two regional locations: Westminster, Colorado, a suburb of Denver, and Galveston, Texas.

We are licensed as a property and casualty insurer in 41 states, primarily in the Midwest, West and South. Approximately 950 independent agencies represent United Fire and our property and casualty subsidiaries. The following states provided 55 percent of the direct premium volume in the property and casualty insurance segment in 2004: Texas (13.6%), Iowa (13.3%), Louisiana (11.1%), Colorado (8.8%) and Missouri (8.2%).

Our life insurance subsidiary is licensed in 27 states, primarily in the Midwest and West, and is represented by approximately 1,110 independent agencies. The following states provided more than 70 percent of the direct premium volume in the life insurance segment in 2004: Iowa (34.2%), Wisconsin (11.5%), Nebraska (10.2%), Illinois (8.3%) and Minnesota (7.4%).

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

We compete in the United States property and casualty insurance market with approximately 3,300 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality property and casualty business with us. We estimate property and casualty agencies will receive profit-sharing commissions of $18.4 million in 2005 based on business the agencies did in 2004.

Our life insurance segment also operates in a highly competitive industry. We encounter significant competition in all lines of business from other life insurance companies and other providers of financial services. The life insurance segment utilizes competitive commission rates, other sales incentives and quality service to attract and maintain its relationship with independent agencies.

To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, on our public website, which provides general company and product information, we provide a section accessible exclusively to our agents where they can receive quotes, report claims online, make online applications, receive policy approval, request policy changes and process payments electronically. Our agents can also use the agent-only portion of our website to access detailed information about our products, order sales literature and download applications, questionnaires and other forms. Our life agents can view the status of customers’ applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. We also offer a variety of online payment options for our policyholders, including payment via credit card, debit card and electronic check. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.

PRODUCTS

Property and casualty insurance segment

We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented approximately 90 percent of our direct property and casualty premiums written for the year ended December 31, 2004. Our primary commercial lines are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers’ compensation and surety. We also write multiple peril, inland marine and specialty lines for our commercial policyholders.

Our personal lines, which represented approximately 10 percent of our direct property and casualty premiums written for the year ended December 31, 2004, primarily consist of automobile and fire and allied lines coverage. Additionally, we write policies covering recreational vehicles and watercraft.

The table below is a summary of our property and casualty direct premiums written by major category.

Years Ended December 31	2004	Percent of Total	2003	Percent of Total	2002	Percent of Total
	(Dollars in Thousands)
Commercial lines:
Fire and allied lines (1)	$144,861	30.3%	$149,269	31.9%	$136,698	30.8%
Other liability (2)	124,290	26.0	110,881	23.6	99,970	22.6
Automobile	96,044	20.1	91,891	19.6	84,943	19.2
Workers’ compensation	34,055	7.1	32,931	7.0	31,346	7.1
Surety	28,816	6.0	26,380	5.6	24,299	5.5
Miscellaneous	3,189	0.7	2,444	0.5	2,124	0.5

Total commercial lines	$431,255	90.2%	$413,796	88.2%	$379,380	85.7%

Personal lines:
Automobile	$23,946	5.0%	$29,534	6.3%	$35,115	7.9%
Fire and allied lines (3)	23,218	4.7	25,115	5.4	27,693	6.3
Miscellaneous	421	0.1	558	0.1	644	0.1

Total personal lines	$47,585	9.8%	$55,207	11.8%	$63,452	14.3%

Total	$478,840		$469,003		$442,832

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.
(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.
(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The following table shows loss ratios, expense ratios and combined ratios for the periods indicated for us and for the property and casualty industry. These ratios have been prepared on a statutory basis. We obtained the industry ratios from A.M. Best Company.

Years Ended December 31	2004	Industry(1)	2003	Industry	2002	Industry
Loss ratio	56.1%	72.4%	62.5%	74.9%	71.9%	81.7%
Expense ratio (2)	30.3	25.2	30.6	25.2	30.0	25.7

Combined ratio	86.4%	97.6%	93.1%	100.1%	101.9%	107.4%

(1)	A.M. Best Company estimate.
(2)	Includes policyholder dividends.

The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated. The ratios are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Industry ratios are unavailable because they are not normally calculated in accordance with GAAP.

Years ended December 31	2004	2003	2002
Loss ratio	56.1%	62.5%	71.9%
Expense ratio (1)	29.2	29.1	29.9

Combined ratio	85.3%	91.6%	101.8%

(1)	Includes policyholder dividends.

Life insurance segment

United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities, universal life products and traditional life (primarily single premium whole life) products. Universal and traditional life products became a larger portion of our life insurance business during 2004. Our 2004 life insurance premium revenues, as determined on the basis of statutory accounting principles, were allocated as follows: single premium annuities (approximately 62 percent); traditional life products (approximately 18 percent); and universal life products (approximately 16 percent). Statutory accounting principles require us to recognize deposits for policyholders on universal life and annuity products as premiums when they are collected. Under GAAP, we are required to recognize these deposits as policyholder liabilities. Other traditional products underwritten and marketed included various term life insurance products as well as whole life insurance. Additionally, we offer an individual disability income rider that may be attached to our life insurance products. We do not write variable annuities or variable insurance products.

Total life insurance in force, before ceded reinsurance, is $4,189.3 million as of December 31, 2004. Traditional life insurance represents 47 percent of insurance in force at December 31, 2004 and 2003. Universal life insurance represents 43 percent of insurance in force at December 31, 2004 and 2003.

REINSURANCE

Property and casualty insurance segment

Our property and casualty insurance segment follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies reinsured. We purchase reinsurance to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses from a single catastrophe, such as a hurricane or tornado. In 2004, we ceded written premiums of $28.2 million, which was 6 percent of our direct and assumed written premium.

We use many reinsurers, both domestic and foreign; this helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include Employers Reinsurance Corporation, Folksamerica Reinsurance Company, Hanover Ruckversicherungs, Platinum Underwriters Re and Partner Reinsurance Company of the United States.

We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention was $2.0 million for losses that pertain to 2004, $1.5 million for losses that pertain to 2003, $1.3 million for losses that pertain to 2002, $1.0 million for losses that pertain to years 1995 through 2001 and $.8 million or less for losses that pertain to years prior to 1995. In addition, we reinsure personal and commercial umbrella policy losses in excess of $1.0 million up to $5.0 million, and we reinsure surety policy losses in excess of $1.3 million up to $5.0 million, 90 percent of losses in excess of $5.0 million up to $15.0 million and 80 percent of losses in excess of $15.0 million up to $20.0 million. We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. The catastrophe reinsurance program provides coverage of 95 percent of $95.0 million for losses in excess of our retention of $10.0 million for a catastrophic event.

The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We monitor the financial condition of our reinsurers. At December 31, 2004 and 2003, there were no uncollectable reinsurance balances that would result in a material impact on our financial statements. In accordance with GAAP and industry practice, we account for premiums, both written and earned, and losses incurred net of reinsurance ceded.

Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. During the second quarter of 2000, we began to significantly reduce our writing of assumed reinsurance business. Most of our reinsurance business expired on or before December 31, 2000, and we continue to limit our exposure through the selective renewal of our remaining reinsurance contracts. We continue to have exposure related to the assumed reinsurance contracts that we have elected to continue to write and those that are in run-off status.

Life insurance segment

Our life insurance segment purchases reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less our retention is $.2 million. On standard individual life cases where the insured is age 66 or older our retention is $.1 million. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $.3 million. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a “catastrophic accident.” For catastrophe excess claims, we retain the first $1.0 million of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $5.0 million. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout. In 2004, we ceded written premiums of $1.7 million, which was 6 percent of our direct and assumed written premium.

The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company’s primary reinsurance companies are RGA Reinsurance Company, Generali USA Life Reassurance Company and American United Life Insurance Company. Most of these companies insure both life and accident and health risks. At December 31, 2004 and 2003, there were no uncollectable reinsurance balances that would result in a material impact on our financial statements.

The life insurance segment began assuming credit life and accident and health insurance in 2002. We discontinued this practice in May 2004. We continue to have exposure related to our assumed reinsurance contracts that are in a run-off status.

RESERVES

Property and casualty insurance segment

We and our property and casualty subsidiaries are required by applicable insurance laws to maintain reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Loss reserves are estimates at a given time of the ultimate amount expected to be paid on losses that are, in fact, incurred. Reserves for loss adjustment expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are continuously revised based on historical analysis and management’s expectations. We base estimates of losses on facts and circumstances known when the estimates are made.

Loss reserves have two components: reserves for reported losses and reserves for incurred but not yet reported losses. We estimate reserves for reported losses in one of two ways. For some classes of reported losses under $5,000, we base reserves upon a pre-set schedule determined by averaging similar claims paid over a recent 13-month period. We periodically revise the pre-set schedule in response to changes in experience or as investigations progress and further information is received. We establish other reserves for reported losses on an individual case basis. Our claims personnel establish reserves on expected losses based on a variety of factors, including the type of claim, our knowledge of the circumstances surrounding each loss, the policy provisions relating to the type of loss, trends in the legal system and other factors.

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

We do not discount reserves based on the time value of money. We consider inflation in the reserving process by reviewing cost trends, loss adjustment expenses, historical reserving results and considering likely future economic conditions.

The table on the following page shows the calendar year development of net loss and loss adjustment expense reserve liabilities and payments for us and our property and casualty subsidiaries for the years 1995 through 2004. The top line of the table shows the estimated net liability for unpaid losses and loss adjustment expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in all prior years that are unpaid at the end of each year, including losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The first portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second portion of the table displays cumulative net losses and loss adjustment expenses paid for each of the years indicated. The third portion of the table displays the reinsurance recoverable, the re-estimated amount of reinsurance recoverable and the resulting gross liabilities.

(Dollars in Thousands)

Years Ended December 31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net Liability for Unpaid
Losses and Loss Adjustment Exp.:	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280
Net Liability Re-Estimated as of
One year later	159,571	176,332	192,297	213,047	273,706	273,469	315,854	344,590	361,153
Two years later	145,486	169,348	185,700	233,325	261,217	290,872	323,354	340,502
Three years later	142,877	164,030	198,298	226,353	273,921	300,011	321,168
Four years later	140,639	172,366	198,931	232,851	279,740	302,884
Five years later	147,412	176,411	202,765	235,860	279,653
Six years later	152,134	177,384	208,071	235,560
Seven years later	155,543	181,611	206,938
Eight years later	160,179	181,512
Nine years later	159,508

Net Redundancy	$29,192	$28,364	$11,974	$7,446	$30,984	$17,622	$5,742	$16,387	$38,587

Cumulative Amount of Net Liability Paid Through:
One year later	$56,618	$61,694	$62,988	$71,251	$97,021	$110,516	$112,546	$107,271	$100,895
Two years later	83,071	93,599	97,142	123,965	154,886	166,097	172,538	172,158
Three years later	97,763	110,531	122,818	155,622	189,730	204,792	215,002
Four years later	106,770	122,413	143,216	176,376	213,190	230,889
Five years later	112,456	134,193	158,306	190,644	231,838
Six years later	119,400	142,955	168,310	199,802
Seven years later	124,395	150,346	175,381
Eight years later	130,978	153,955
Nine years later	134,159

Net Liability for Unpaid
Losses and Loss Adjustment Exp.:	$188,700	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280
Reinsurance Recoverable	9,703	11,331	12,856	8,111	27,606	37,526	36,909	35,760	27,307	28,609

Gross Liability	$198,403	$221,207	$231,768	$251,117	$338,243	$358,032	$363,819	$392,649	$427,047	$464,889

Net Re-Estimated Liability	$159,508	$181,512	$206,938	$235,560	$279,653	$302,884	$321,168	$340,502	$361,153
Re-Estimated Reinsurance Recov.	15,181	16,265	15,025	10,953	26,549	34,166	37,166	37,329	31,331

Gross Re-Estimated Liability	$174,689	$197,777	$221,963	$246,513	$306,202	$337,050	$358,334	$377,831	$392,484

Gross Redundancy	$23,714	$23,430	$9,805	$4,604	$32,041	$20,982	$5,485	$14,818	$34,563

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

The determination of property and casualty insurance and reinsurance reserves, particularly those relating to liability lines, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written were incurring higher than expected losses we would take action that could include increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary to render an opinion as to the adequacy of the statutory reserves we establish. The actuarial opinion is filed in those states where we are licensed. There are no material differences between our statutory reserves and those established under GAAP.

Over the course of the last 10 accident years, our net reserves for losses and loss adjustment expenses have exceeded our incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the mid-point of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining reserves, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year net redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

We believe the reserves for our property and casualty insurance segment at December 31, 2004 are appropriate. The increases over the last 10 years in liability for net unpaid losses and settlement expenses reflect our increased business. In determining the appropriateness of our reserves, we rely upon the opinion of an independent actuary that our reserves meet the requirements of applicable insurance laws, are consistent with reserves that are computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision in the aggregate for all unpaid loss and loss expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. Because we are comfortable with our reserving experience, we have not made any significant changes in our reserving methodology or philosophy.

Life Insurance Segment

The reserves reported in our Consolidated Financial Statements are calculated in accordance with GAAP. We calculate our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under Statement No. 97, we establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals. We base statutory reserves for the life insurance segment upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. Independent consulting actuaries develop and analyze our reserves annually.

INVESTMENTS

We comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, liquidity needs, tax position and general market conditions. We also consider the timing of our obligations, as cash must be available when obligations are due to be paid. We make modifications to our investment portfolio as the conditions listed above change. We manage internally all but a small portion of our investment portfolio.

The property and casualty insurance segment’s assets are invested to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. The life insurance segment’s assets are invested primarily in investment grade fixed maturities in order to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.

Investment results for the periods indicated are summarized in the following table, presented in accordance with GAAP.

Years ended December 31	Average Invested Assets (1)	Investment Income, Net (2)	Annualized Yield on Average Invested Assets
	(Dollars in Thousands)
2004	$1,959,729	$111,474	5.7%
2003	1,836,872	108,540	5.9
2002	1,655,918	105,553	6.4

(1)	Average based on invested assets (including money market accounts) at beginning and end of year.
(2)	Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

ITEM 2. PROPERTIES

We own two buildings (a five-story office building and an eight-story office building in which part of the first floor is leased to tenants) and related parking facilities in Cedar Rapids, Iowa that we use as our home office. The two buildings are connected by a skywalk. We also lease additional adjacent office space in Cedar Rapids. Our Westminster, Colorado and Galveston, Texas regional locations conduct operations solely through the use of leased office space.

ITEM 3. LEGAL PROCEEDINGS

We consider all of our litigation pending at December 31, 2004 to be ordinary, routine and incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

United Fire’s common stock is traded on the NASDAQ National Market System under the symbol UFCS. On February 1, 2005, there were 971 holders of record of United Fire common stock. The table below sets forth the high and low bid quotations for the common stock for the calendar periods indicated. These quotations reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table below shows the quarterly cash dividends declared in 2004 and 2003. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. We have paid dividends every quarter since March 1968.

State law permits the payment of dividends only from statutory accumulated earned profits arising from business operations. Furthermore, under Iowa law, we may pay dividends only if after giving effect to the payment, we are either able to pay our debts as they become due in the usual course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to state law restrictions on dividends.

Information about securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this report.

All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

	Share Price		Cash Dividends Declared
	High	Low
2004
Quarter Ended
March 31	$22.10	$20.13	$0.10
June 30	29.00	20.91	0.10
September 30	31.90	26.76	0.10
December 31	35.76	26.61	0.12

2003
Quarter Ended
March 31	$16.99	$14.20	$0.09
June 30	17.36	14.41	0.10
September 30	20.25	16.24	0.10
December 31	20.45	17.78	0.10

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands Except Per Share Data)

Years Ended December 31	2004	2003	2002	2001	2000
Total assets	$2,570,387	$2,405,155	$2,159,475	$1,851,839	$1,674,109
Redeemable preferred stock	65,789	65,456	65,113	—	—
Revenues
Net premiums earned	492,291	464,595	417,286	372,019	333,365
Investment income, net	111,474	108,540	105,553	98,909	86,867
Realized investment gains (losses), net	4,060	(1,691)	(13,801)	(186)	(2,082)
Other income	300	1,841	1,839	2,210	2,429
Net income	78,817	55,574	20,786	24,093	15,527
Preferred stock dividends and accretions	4,742	4,742	3,100	—	—
Basic earnings per common share	3.68	2.53	0.88	1.20	0.78
Diluted earnings per common share	3.34	2.36	0.88	1.20	0.78
Cash dividends declared per common share	0.42	0.39	0.37	0.36	0.36

The selected financial data herein has been derived from the consolidated financial statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements and Related Notes.” All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, which can be found on subsequent pages of this report.

SAFE HARBOR STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might”, “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and NASDAQ policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; a continuation or worsening of global economic conditions; a slow recovery from the United States recession; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; the resolution of legal issues pertaining to the World Trade Center catastrophe; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW AND OUTLOOK

While 2003 was a profitable year for the property and casualty insurance industry, we anticipate that when all the industry data is reported, 2004 will have been more profitable than 2003. Improvement in 2004 operating results should result in a decrease in the industry’s statutory combined ratio, which is a key performance measure for property and casualty insurers. Please refer to a later section of this report entitled “Non-GAAP Financial Measures” for a more detailed definition of statutory combined ratio. A.M. Best Company, a leading insurance industry rating agency and data provider, estimates the 2004 industry-wide statutory combined ratio to be 97.6 percent, as compared with a statutory combined ratio of 100.1 percent in 2003. The impact of pricing increases that occurred over the past three years has contributed to the improved results for the industry.

Specific events or issues that occurred or existed during 2004 that had or could have a significant impact upon the insurance industry include pricing of insurance products, the investment environment, continued concern by A.M. Best Company and other industry observers that the insurance industry is under-reserved for asbestos and environmental exposures, the occurrence of four hurricanes during the third quarter of 2004, the occurrence of the Indonesian tsunami in December 2004, court decisions related to the collapse of the World Trade Center on September 11, 2001 and investigations conducted by the New York Attorney General, the Securities and Exchange Commission and others into various industry practices.

During 2004, the property and casualty insurance industry continued to see pricing increases that contributed to an increase in premiums earned. We believe that the industry-wide premium rate increases that were implemented in 2004 had declined from the levels of pricing increases implemented during recent years. We discuss the impact of pricing in our lines of business later in this report in a section titled “Property and Casualty Insurance Segment”. At the end of 2004, market indicators suggest that the industry is experiencing a softening of the market. A soft market generally results in decreases in pricing, as well as more liberal insurance policy terms and conditions. Historically, during this market phase some insurers will accept inadequate prices in an attempt to gain market share. In previous soft markets, we resisted irrational price reductions, and we will continue to do so. Looking into 2005, we intend to continue to charge adequate prices for our property and casualty products given current market conditions. We believe that this will result in decreased prices in some of our lines of business in order to retain and obtain desireable accounts.

During 2004, the investment environment experienced a slow recovery. Despite modest interest rate increases, property and casualty insurers’ net investment income should increase over 2003 levels due to growth in invested assets. Insurers have grown their investment portfolios during 2004 due to positive cash flow from insurance underwriting operations. While the interest rate environment impacts the profitability of our property and casualty insurance segment, it is an even more significant determinant of our life insurance segment’s operations and profitability.

Interest rates have a major impact on the profitability of our life insurance segment’s annuity products. The income that we derive from annuities is primarily dependent on the spread achieved between the return on investments and the interest credited to annuity holders. We are disciplined in setting the crediting rates offered on our annuity products in order to achieve targeted interest rate spreads on these products. We have been willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve. Beginning January 1, 2004, we re-entered the annuity sales market after a six-month suspension of our annuity sales. We implemented the suspension due to the negative spread we were experiencing. Beginning in 2004, we believed that suitable investment vehicles were more readily available, leading to more appropriate opportunities to invest our cash. To further enhance our profitability, during 2004 we also implemented cost reduction measures. In 2005, we will continue to strive to meet our targeted interest rate spreads through the monitoring of investment rates and the monitoring and adjustment of crediting rates. We will also look to improve profitability through increased sales levels and cost control measures.

We believe that the recovery in the investment environment will continue into 2005. We expect increasing interest rates and cash flows from underwriting operations in 2005 to result in higher net investment income. However, increases in interest rates could negatively impact our stockholder’s equity, as higher rates will lead to a decrease in the fair value of our fixed maturity securities and the related unrealized appreciation recognized in stockholders’ equity.

Some insurance industry observers continue to voice concern about the adequacy of property and casualty insurers’ reserves, particularly in the areas of asbestos and other environmental exposures. A.M. Best Company estimates that the industry is under reserved by as much as $33.5 billion for asbestos and other environmental exposure reserves. As of December 31, 2004, we have established a reserve of $3.0 million for asbestos and other environmental losses and settlement expenses.

Over a six-week period during the third quarter of 2004, four major hurricanes made landfall in parts of the southern United States. The state of Florida was the hardest hit, as three of the four hurricanes made landfall within that state. A.M. Best Company estimates that these four hurricanes will cost insurers $20.5 billion. We incurred approximately $12.6 million in catastrophe losses related to the four hurricanes.

On December 26, 2004, an earthquake in the Indian Ocean generated a tsunami that devastated the shores of Indonesia, Sri Lanka, South India and Thailand. Industry sources estimate that the United States property and casualty insurance industry will incur less than $4.0 billion in losses related to the this catastrophe. We believe that we may have immaterial assumed reinsurance loss exposure related to the tsunami event. We have not received notification of losses from any of our assumed reinsurance brokers, and we have not recorded a reserve for losses for this particular catastrophe.

In December 2004, the second of three scheduled trials related to the World Trade Center tragedy ended with the jury concluding that two distinct occurrences had taken place when the towers were destroyed. Our exposure to the terrorist attacks is through assumed reinsurance. Since 2004, we incurred $7.8 million for the September 11, 2001 losses. Based upon information currently available to us, we estimate that our pre-tax losses could increase by approximately $3.0 million due to the recent court decision. We have considered this information in our reserving process. We have not been notified by our reinsurance brokers that we owe additional losses for the World Trade Center catastrophe. We believe that due to appeals, the final conclusion of the one-event versus two-event controversy may not be resolved for a number of months, perhaps years.

During 2004, the New York Attorney General issued numerous subpoenas to members of the insurance industry in his investigation into allegations of price-fixing, bid-rigging and other unlawful conduct by certain insurers and brokers. Several other state regulators have also issued subpoenas and inquiries seeking information about these same issues and about contingent commission arrangements. We are in the process of producing documents and information in response to one subpoena and several inquiries from certain state regulatory agencies.

Our independent agencies are eligible to receive a profit-sharing commission from us when certain premium thresholds are met and when loss results are more favorable than predetermined thresholds. We determine the premium and loss thresholds and communicate them to our independent agents. We estimate the cost of these commissions and charge them to other underwriting expenses when the expense is incurred. We paid approximately $90.6 million in commissions to our independent agents in 2004. Approximately $18.8 million, or 21 percent of total commissions paid, was in the form of profit-sharing commissions. We have similar arrangements in effect for 2005 and expect to pay profit-sharing commissions for 2005 in approximately the same proportion to total commissions as we paid in 2004. We believe that our commission agreements comply with applicable law.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

In 2004 we reported record net income of $78.8 million, or $3.68 per share (after providing for the dividend on convertible preferred stock), which included net realized investment gains (before tax) of $4.1 million. Net income in 2003 was $55.6 million, or $2.53 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $1.7 million. Diluted earnings were $3.34 per share and $2.36 per share for 2004 and 2003, respectively.

The improvement in results was driven primarily by growth in property and casualty premiums earned. Also contributing to the increase in net income between years was a reduction in losses and settlement expenses and a decrease in other-than-temporary investment impairments recorded between years.

Total revenues increased by $34.8 million to $608.1 million in 2004, as compared with 2003. Net premiums earned increased by $27.7 million to $492.3 million, an increase of 6.0 percent. In 2004, we recorded other-than-temporary investment impairments of $.3 million, compared with $6.4 million in 2003. Refer to the section titled “Critical Accounting Policies” for discussion of our investment impairment policy.

Losses and settlement expenses decreased by $15.8 million, or 5.5 percent, between 2003 and 2004. While losses and settlement expenses increased between years in some of our lines of business, significant improvement in our automobile and workers’ compensation lines of business led to the overall improvement between years. We attribute the improvement to a decrease in claim frequency.

Summary of Operations By Segment

We conduct our operations through two distinct segments: property and casualty insurance and life insurance. We manage these segments separately because they generally do not share the same customer base, and they each have different pricing and expense structures. We evaluate segment profit based upon operating and investment results. Segment profit or loss as described in the following sections of the Management’s Discussion and Analysis is pre-tax. Detailed segment information is presented in Note 12 to the Consolidated Financial Statements.

Property and casualty insurance segment

The property and casualty insurance segment reported pre-tax income of $98.4 million in 2004, compared with $66.9 million in 2003. Growth in net premiums earned and a decrease in losses and settlement expenses drove this increase in pre-tax income and led to improvement in our combined ratios calculated in accordance with both statutory accounting principles and GAAP.

Our property and casualty insurance segment compared favorably with the property and casualty industry. Our statutory combined ratio was 86.4 percent in 2004, compared with 93.1 percent in 2003. Like the industry as a whole, our underwriting profitability benefited from premium rate increases that began in 2001 and continued in 2002 and 2003. While pricing has leveled in 2004, we continue to realize the impact of the prior year premium rate increases as the related premium is earned. We attribute the reduction in losses and settlement expenses, which was concentrated in our automobile and workers’ compensation lines of business, to a decrease in loss frequency and continued adherence to disciplined underwriting standards.

In 2004, premiums earned increased to $456.9 million, as compared with $435.0 million in 2003. The increase in earned premium is attributable to the rate increases implemented in recent years, while our policy count decreased between 2003 and 2004. In 2004, we continued to de-emphasize our personal lines of business, which resulted in a reduction in personal lines premiums earned. We intend to continue concentrating on our commercial lines of business, which is where we have historically been most profitable. In 2004, premiums earned from our commercial lines of business accounted for 87.7 percent of net premiums earned, compared with 84.9 percent in 2003.

Net premiums written grew to $462.0 million in 2004, compared with $450.5 million in 2003. Premiums written on a direct basis constitutes the most significant portion of premiums written. In 2004 direct premiums written were $478.8 million, compared with $469.0 million in 2003. The following states provided 55 percent of the total direct premium written in the property and casualty insurance segment in 2004: Texas (13.6%), Iowa (13.3%), Louisiana (11.1%), Colorado (8.8%) and Missouri (8.2%).

We also assume insurance business from other insurance companies. Assumed premiums written decreased slightly between the past two years, with $11.3 million recorded in 2004 compared with $12.9 million recorded in 2003.

To reduce our exposure to large losses and to catastrophic losses, we cede a portion of our business to other insurance companies. In 2004, we recorded ceded premiums written of $28.2 million compared with $31.4 million in 2003. To reduce the cost of reinsurance, we increased our retention levels in both 2003 and 2004. For our property and casualty lines of business, our retention for 2004 was $2.0 million, which means that we had reinsurance for any single claim over $2.0 million. Our loss retention was $1.5 million for losses that occurred in 2003, $1.3 million for losses that occurred in 2002, $1.0 million for losses that occurred in years 1995 through 2001 and $.8 million or less for losses that occurred in years prior to 1995. In addition, we reinsure personal and commercial umbrella policy losses in excess of $1.0 million up to $5.0 million, and we reinsure surety policy losses in excess of $1.25 million up to $5.0 million, 90 percent of losses from $5.0 million up to $15.0 million and 80 percent of losses from $15.0 million up to $20.0 million. We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. The catastrophe reinsurance program provides coverage of 95 percent of $95.0 million for losses in excess of our retention of $10.0 million for a catastrophic event. Our catastrophe retention was $7.5 million in 2002 and 2003 and $5.0 million from 1993 through 2001. Our reinsurance contracts limit or exclude coverage for losses sustained as a result of terrorist activities.

The Terrorism Risk Insurance Act of 2002 helped facilitate the creation of a market for insurance that covers commercial losses caused by acts of terrorism. The Act requires us to offer coverage for certified acts of terrorism on all polices issued or renewed through December 31, 2005. Under the Act, the Federal government would share with primary and surplus lines insurers the costs of any insured losses caused by certified acts of terrorism. The Act defines a “certified” act of terrorism as “an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5.0 million, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion.” The Act is not intended to provide a permanent solution. Therefore, the stipulated duration of the Federal government’s cost-sharing obligations would terminate at the end of 2005. It is unclear at this time whether or not the Act, or a modified version, will be extended beyond December 31, 2005.

In 2004, we incurred losses and settlement expenses of $256.2 million, of which $294.8 million was attributable to losses that occurred in 2004. In 2004, we recorded a $38.6 million offset to losses incurred related to the net savings realized in 2004 on the settlement of losses that occurred prior to 2004. The net savings, also referred to as loss redundancy, resulted from settling or re-estimating claims for less than reserved at December 31, 2003. We experienced loss redundancy in each of our lines of business, with the exception of other liability. The adverse development in our other liability line of business was impacted by construction defect losses and related legal costs.

Losses and settlement expenses incurred in 2003 totaled $271.6 million, reflecting losses and settlement expenses of $283.9 million resulting from losses that occurred in 2003 and loss redundancy of $12.3 million on losses that occurred prior to 2003. The overall loss redundancy in a majority of our lines of business more than offset the loss deficiencies in our other liability and workers’ compensation lines of business. The adverse development in our other liability line of business was due to several large claims that were reported to us in 2003. As in 2004, this line of business was negatively affected by the emergence of construction defect losses, as well as higher than anticipated legal costs. The adverse development in our workers’ compensation line of business was due to an increase in our reserves for older accident years.

Our reserving process, which contributed to favorable development of losses in 2004 and 2003, is presented under “Critical Accounting Policies” later in this discussion. Our workers’ compensation and other liability lines of business are considered long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

In 2004, our $38.6 million net loss redundancy was attributable to the following factors: savings of approximately $1.5 million from workers’ compensation medical bill reviews, compared with approximately $1.1 million in 2003; savings of approximately $12.5 million from the use of alternative dispute resolution in 2004, compared with approximately $7.3 million in 2003; recoupment of approximately $4.4 million from salvage and subrogation in 2004, compared with approximately $5.8 million in 2003 and additional savings of approximately $20.2 million in 2004 attributable to both the payment of claims in amounts other than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established, compared with a small deficiency offest of approximately $1.9 million in 2003. The additional information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.

In 2004, we recorded $19.2 million in catastrophe losses, compared with $17.6 million in 2003. A series of four hurricanes that made landfall in the southern United States contributed $12.6 million of the catastrophe losses in 2004.

We define catastrophes to include events that cause $25.0 million or more in industry-wide, direct-insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. We also include in our catastrophe totals those other events we believe are, or will be, material to our operations, either in amount or in number of claims made. We include these amounts in our catastrophe totals due to the possibility that a portion of these incurred losses may be recoverable under our catastrophe reinsurance agreements. These amounts totaled $3.9 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively.

We review our net loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. Our net loss ratio was 56.1 percent in 2004, 62.4 percent in 2003 and 71.9 percent in 2002. In the following table, we present the net loss ratio for each of the last three years for each of our lines of business. The information in the table below is presented in accordance with GAAP.

Years ended December 31,	Premiums Earned	2004 Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	2003 Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	2002 Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
(Dollars in Thousands)
Commercial lines:
Fire and allied lines	$133,781	$64,792	48.4%	$125,624	$52,307	41.6%	$104,342	$65,027	62.3%
Other liability	111,603	74,192	66.5	96,650	69,432	71.8	83,668	61,835	73.9
Automobile	93,357	51,747	55.4	87,725	57,391	65.4	76,273	52,500	68.8
Workers’ compensation	35,792	29,153	81.5	34,231	35,793	104.6	31,137	31,567	101.4
Fidelity and surety	25,345	5,498	21.7	24,001	4,764	19.7	21,917	1,853	8.5
Miscellaneous	822	128	15.6	847	142	16.7	866	505	58.3

Total commercial lines	$400,700	$225,510	56.3%	$369,078	$219,829	59.6%	$318,203	$213,287	67.0%

Personal lines:
Automobile	$25,268	$16,554	65.5%	$30,891	$24,439	79.1%	$34,424	$28,808	83.7%
Fire and allied lines	22,705	11,806	52.0	25,080	16,900	67.4	27,299	30,271	110.9
Miscellaneous	457	(1,261)	N/A	647	1,602	N/A	672	467	69.5

Total personal lines	$48,430	$27,099	56.0%	$56,618	$42,941	75.8%	$62,395	$59,546	95.4%

Reinsurance	$7,758	$3,632	46.8%	$9,270	$8,839	95.4%	$8,815	$7,188	81.5%

Total	$456,888	$256,241	56.1%	$434,966	$271,609	62.4%	$389,413	$280,021	71.9%

The net loss ratio in our commercial lines of business improved from 59.6 percent in 2003 to 56.3 percent in 2004. Pricing increases occurring in 2003 and 2004 contributed to the growth in commercial lines premiums earned, which increased by $31.6 million or 9 percent. During 2003 we achieved double-digit premium rate increases in many of our commercial lines and in many of the states where we write commercial accounts. During 2004 the average premium rate increases in these lines were in the high single-digit range.

Commercial fire and allied lines insurance covers losses to an insured’s property, including its contents, as a result of weather, fire theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio in our commercial fire and allied lines was 48.4 percent in 2004, compared with 41.6 percent in 2003. Catastrophe losses in this line were $12.8 million in 2004, compared with $13.3 million in 2003. Our results in 2004 were less favorable than in 2003, due primarily to the slowing of premium rate increases in 2004. We anticipate that 2005 premium rates will be flat to decreasing in the commercial property lines of business.

Our other liability line of insurance covers businesses for liability for bodily injury and property damage arising from general business operations, accidents on their premises and products manufactured or sold. We reported a net loss ratio in this line of 66.5 percent in 2004 compared with 71.8 percent in 2003. We experienced significant net premium growth in both 2003 and 2004 due to premium rate increases. Net premiums earned grew by 15 percent in 2004 and by 16 percent in 2003. Our loss frequency in the other liability line decreased in 2004 from 2003, and our cost of settlement expenses decreased. We attribute the decrease in settlement expenses to specific improvements that we initiated in our underwriting guidelines.

Our commercial automobile insurance covers physical damage to an insured’s vehicle as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured or uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Our policy is to write only standard automobile insurance, and we do not write coverage for large fleets of automobiles. Our net loss ratio in commercial automobile was 55.4 percent in 2004 compared with 65.4 percent in 2003. The improvement in this line resulted from a combination of net premium growth and a reduction in loss frequency. The net premium growth was driven by premium rate increases.

While the results in our workers’ compensation line of business improved from a loss ratio of 104.6 percent in 2003 to 81.5 percent in 2004, the loss ratio is still unsatisfactory. The challenges facing workers’ compensation insurance providers include some state regulatory climates that make it difficult to obtain appropriate rate increases, inflationary medical costs and the slow economic recovery in the United States. We were able to implement moderate rate increases during 2004, which contributed to the improvement in results. We consider our workers’ compensation business to be a companion product; we do not write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small to mid-size accounts.

Our surety products guarantee the performance and payment of our bondholders. Our contract bonds protect owners from failure to perform on the part of our principals. Also, material suppliers and subcontractors are protected from nonpayment by our contractors. In 2004, the net loss ratio in this line was 21.7 percent, compared with 19.8 percent in 2003. Premiums earned was relatively flat between 2003 and 2004, increasing by $1.3 million to $25.3 million, while losses increased by 15 percent to $5.5 million. In 2003, we saw losses incurred in this line more than double from 2002 losses. We attribute the increased level of losses in 2003 and 2004 to the slow economic recovery in the United States, which has greatly reduced the number of public construction projects. Typically, the surety business is characterized by infrequent but potentially high severity losses. When losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access.

In 2003, to improve our underwriting results, we completed the consolidation of all of our personal lines business to our home office in Cedar Rapids, Iowa. In conjunction with the consolidation, we reduced the number of personal lines policies and implemented modest pricing increases in 2004. We believe that this consolidation contributed to the improved results in our personal lines in 2004. The net loss ratio decreased from 75.8 percent in 2003 to 56.0 percent in 2004. In addition to improving underwriting results, the consolidation of the personal lines business is enabling us to provide more consistent and efficient service to our agents and policyholders.

Our assumed reinsurance line of business improved in 2004, ending the year with a net loss ratio of 46.8 percent, compared with 95.4 percent in 2003. We attribute the improvement to a reduction in run-off losses related to assumed contracts that expired in 2000, that we did not renew. In 2004, we maintained the same assumed reinsurance contracts as in 2003. Assumed losses decreased by $5.2 million between 2003 and 2004. We continue to have exposure, primarily with respect to catastrophe coverage related to the run-off business, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite. We believe that as of December 31, 2004, our loss reserves established for the assumed reinsurance business are appropriate.

Our underwriting expense ratio determined on a GAAP basis was 29.2 percent in 2004, compared with 29.1 percent in 2003. During 2004, we recorded one-time expenses related to the consolidation of underwriting offices in New Orleans and Galveston. We believe that the office consolidation will result in improvement in the expense ratio in future years. Offsetting this and other cost savings measures, we anticipate continued increases in legal and professional fees related to corporate governance.

Life insurance segment

Pre-tax income recorded by the life insurance segment for 2004 was $16.4 million, compared with $13.0 million for 2003. The increase in income was attributable primarily to an increase in net premiums earned and a decrease in net realized investment losses. The increase in net premiums earned was the result of marketing initiatives pursued in the last year, which have led to increased sales of single premium whole life and term products. The decrease in net realized investment losses was primarily due to investment write-downs of $.3 million in 2004 versus investment write-downs of $5.5 million in 2003. Net investment income earned in 2004 increased by $1.2 million, or 1.5 percent, to $82.5 million.

Net premiums earned by the life insurance segment in 2004 totaled $35.4 million, compared with $29.6 million in 2003. Annuity deposits collected are not reported as net premiums earned. Annuity deposits are invested and recorded as future policy benefits. Revenues for fixed annuity products consist of policy surrender charges and investment income earned. In 2004, annuity deposits were $50.8 million, compared with $69.1 million in 2003. These annuity deposit results are much lower than the results we had been able to achieve prior to the temporary suspension of the sale of all fixed annuity business that went into effect on June 30, 2003. We temporarily suspended the sale of fixed annuities in consideration of the difficulty we had in finding investment vehicles suitable in duration and quality to fit our asset-liability matching needs. The difficulty in finding suitable investment vehicles resulted in the accumulation of significant amounts of cash, which improved our liquidity, but also resulted in negative spreads on new business. As a result of the improving investment environment, we re-entered the fixed annuity marketplace in most of our licensed states effective January 1, 2004. Since our re-entry into the fixed annuity marketplace our annuity deposit levels have gradually recovered, but they have not yet returned to pre-suspension levels.

In 2004 we credited interest of $56.4 million to our fixed annuity and universal life policyholder accounts, compared with $56.5 million in 2003. We establish our interest crediting rates based upon current market conditions and maintain a “spread” by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. Our fixed annuity products expose us to the risk that changes in interest rates could reduce our spread and the rate of return that we are able to earn on our investments.

Investment results

Net investment income increased by $3.0 million, or 2.7 percent, to $111.5 million between 2003 and 2004. More than 90 percent of our investment income originates from interest on fixed maturities. Our remaining investment income is derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans, interest on short-term investments and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 5.7 percent in 2004, compared with 5.9 percent in 2003. We attribute the decrease between years to the reinvestment of proceeds from maturing fixed maturities and the investment of new funds at lower investment yields during 2004 due to current market conditions.

As of December 31, 2004, we have recorded net unrealized gains, after-tax, of $103.7 million, compared with net unrealized gains, after-tax, of $90.6 million at December 31, 2003. The growth was driven by the increase in the fair value of our equity security portfolio. Included within the 2004 net unrealized gain were unrealized losses of $4.1 million on our fixed maturity portfolio and $1.3 million on our equity portfolio. We believe that the unrealized losses related to our fixed maturity portfolio resulted primarily from changes in interest rates, not from changes in the credit quality of the issuers of these securities. We consider the unrealized losses to be temporary, and we have the intent and ability to hold our fixed maturity securities for a period of time that is sufficient to allow for the recovery in fair value that we expect to occur. We also believe that the unrealized losses on our equity portfolio are temporary. As of December 31, 2004, the largest unrealized loss, after-tax, on any single investment security was $0.9 million.

Unrealized losses do not affect net income and earnings per common share but do reduce comprehensive net income, stockholders’ equity and book value. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as a component of net realized gains and losses. We recorded net realized gains on securities of $4.1 million in 2004, compared with net realized losses of $1.7 million in 2003. The 2004 and 2003 amounts recognized included other-than-temporary impairments of $.3 million and $6.4 million, respectively. See “Critical Accounting Policies” for a presentation of our impairment policy.

Federal income taxes

In 2004, our effective federal income tax rate of 31.3 percent was less than the applicable federal tax rate of 35.0 percent due primarily to our portfolio of tax-exempt securities. Our effective rate was 30.4 percent in 2003.

As of December 31, 2004, we have a deferred tax asset for net operating loss carryforwards totaling $21.9 million, all of which were acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire from 2005 to 2018. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2004, we recorded a valuation allowance of $7.8 million, of which $7.3 million relates to these net operating loss carryforwards that can only be used to offset future income of the property and casualty insurance segment. As we have determined that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance has been recorded as a reduction to our intangible asset relating to agency relationships. These adjustments have resulted in the elimination of the carrying value of the intangible asset related to the acquisition of American Indemnity Financial Corporation. The remainder of these adjustments will be recognized through our consolidated statements of income as a reduction to current tax expense.

Minimum pension liability

At December 31, 2004, we recorded a minimum pension liability of $1.9 million (before tax), which represents the amount that we recognized to cover a $2.5 million deficit occurring as a result of the fair value of plan assets being less than our accumulated benefit obligation. This deficit is comprised of the unfunded accumulated benefit obligation and prepaid pension costs. The amount of this deficit is offset by an intangible asset of $.6 million related to unrecognized prior service cost to arrive at the additional pretax minimum pension liability required to be recognized as a component of accumulated other comprehensive income in our Consolidated Financial Statements. We had no minimum pension liability as of December 31, 2003.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

In 2003, we reported net income of $55.6 million, or $2.53 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $1.7 million. Net income in 2002 was $20.8 million, or $.88 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $13.8 million. Diluted earnings were $2.36 per share and $.88 per share for 2003 and 2002, respectively.

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

Losses and settlement expenses decreased by $7.3 million or 2 percent, between 2002 and 2003. While losses and settlement expenses increased between years in some of our lines of business, significant improvement in our fire and allied lines business led to the overall improvement between years. Good weather in 2003 contributed to this improvement, as did a number of underwriting initiatives that we undertook during the year.

Summary of Operations By Segment

Property and casualty insurance segment

The property and casualty insurance segment reported pre-tax income of $66.9 million in 2003, compared with $20.9 million in 2002. The growth in premiums earned and the decrease in losses and settlement expenses drove this increase in pre-tax income and led to improvement in our combined ratios calculated in accordance with statutory accounting principles and GAAP.

Our property and casualty insurance segment compared favorably with the property and casualty industry. Our statutory combined ratio was 93.1 percent in 2003, compared with 101.9 percent in 2002. Like the industry as a whole, our underwriting profitability benefited from the premium rate increases that began in 2001, and continued in 2002 and 2003. We attributed the reduction in losses and settlement expenses, which was concentrated in our fire and allied lines of business, to a decrease in loss frequency and continued adherence to disciplined underwriting standards.

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

Net premiums written grew to $450.5 million in 2003, compared with $418.3 million in 2002. Premiums written on a direct basis constituted the most significant portion of premiums written. In 2003, direct premiums written were $469.0 million, compared with $442.8 million in 2002. The following states provided more than 60 percent of the total direct premium written in the property and casualty insurance segment in 2003: Texas (13.7%), Iowa (12.8%), Louisiana (11.3%), Missouri (8.1%), Illinois (7.9%) and Colorado (7.9%).

We also assumed insurance business from other insurance companies. Assumed premiums written remained relatively flat between 2002 and 2003, with $12.9 million recorded in 2003 compared with $10.8 million recorded in 2002.

To reduce our exposure to large losses and to catastrophic losses, we cede a portion of our business to other insurance companies. In 2003, we recorded ceded premiums written of $31.4 million compared with $35.2 million in 2002. To reduce the cost of reinsurance, we increased our retention levels in both 2002 and 2003. For our property and casualty lines of business, our retention for 2003 was $1.5 million, which means that we had reinsurance for any single claim over $1.5 million. Our loss retention was $1.3 million for losses that occurred in 2002, $1.0 million for losses that occurred in years 1995 through 2001 and $.8 million for losses that occurred in years prior to 1995. Our catastrophe retention level was $7.5 million. This means that the total direct loss that we could incur from a single catastrophe, after reinsurance was $7.5 million, plus five percent of losses in excess of $7.5 million. From 1993 to 2001, our catastrophe retention was $5.0 million.

We increased our retention again, effective January 1, 2004 to $2.0 million for any single claim, and we increased our catastrophe retention to $10.0 million, plus five percent of losses in excess of $10.0 million.

Our reinsurance contracts limit or exclude coverage for losses sustained as a result of terrorist activities. The Terrorism Risk Insurance Act of 2002 defines a “certified” act of terrorism as “an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5.0 million, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion.” As of December 31, 2003, the Act required us to offer coverage for certified acts of terrorism on all polices issued or renewed through December 31, 2004.

In 2003, we incurred losses and settlement expenses of $271.6 million, of which $283.9 million was attributable to losses that occurred in 2003. In 2003 we recorded a $12.3 million offset to losses incurred related to a loss redundancy realized in 2003 on the settlement of losses that occurred prior to 2003. We experienced loss redundancy in each of our lines of business, with the exception of other liability and workers’ compensation.

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

In 2003, we recorded $17.6 million in catastrophe losses, compared with $18.0 million in 2002. The most significant catastrophes in 2003 included a hailstorm in Texas resulting in losses of $3.6 million, and a series of severe storms that struck the Midwest and South resulting in losses of $7.5 million.

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

We review our net loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. Our net loss ratio was 62.4 percent in 2003, compared with 71.9 percent in 2002.

The net loss ratio in our commercial lines of business improved from 67.0 percent in 2002 to 59.6 percent in 2003. Pricing initiatives contributed to the growth in commercial lines premiums earned, which increased from $318.2 million in 2002 to $369.1 million in 2003. We continued in 2003 to obtain premium rate increases in the double digits in many of our commercial lines and in many of the states where we write commercial accounts. The most significant improvement was in fire and allied lines, where losses and expenses incurred decreased between 2002 and 2003 by $12.7 million. The loss ratio in this line improved from 62.3 percent in 2002 to 41.6 percent in 2003. We attributed this improvement to several factors. In addition to pricing initiatives, we believed that results in the commercial property lines of business were improved because we increased deductibles and improved our insurance-to-value on many of our commercial accounts. We had noted a leveling of premium rates in the property commercial lines, starting in the later part of 2003.

Our second largest commercial line of business, measured by premiums earned, was other liability. This line showed slight improvement in the loss ratio, decreasing from 73.9 percent in 2002 to 71.8 percent in 2003. Pricing activities drove an increase of $13.0 million, or 16.0 percent, in the premiums earned in this line of business. Losses and loss adjustment expenses incurred were up $7.6 million. New construction defect claims and higher-than-anticipated legal costs deterred better improvement in this line of business. From a pricing standpoint, we believed that prices would remain firm, and that we would be able to continue to pursue adequate pricing in our commercial liability lines of business. To control claims activity, we were being more selective in the general contractors that we insure because construction defect claims against general contractors generally tend to be associated with elevated legal costs.

Commercial automobile improved slightly from a loss ratio of 68.8 percent in 2002 to a loss ratio of 65.4 percent in 2003. Premiums earned grew by 15 percent, or $11.5 million, with rate increases averaging 8 percent during 2003.

We experienced unfavorable results in our workers’ compensation line of business in 2003 and 2002. The challenges facing workers’ compensation insurance providers include some state regulatory climates that makes it difficult to obtain rate increases, inflationary medical costs and the slow economic recovery in the United States. We consider our workers’ compensation business to be a companion product; we do not write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small to mid-size accounts. The loss ratio in this line deteriorated to 104.6 percent in 2003, compared with 101.4 percent in 2002. While frequency of losses had decreased, a few large losses reported to us in 2003 contributed to the continued unfavorable experience in the workers’ compensation line of business. Our experience has shown that it takes longer to obtain approval from the appropriate state insurance departments to charge higher rates for our workers’ compensation lines of business than for other lines of business that we write. We believed that the underwriting experience in this line would begin to see some pricing relief in the near future, as we received approval for rate increases. We had adopted additional measures to improve our results in the workers’ compensation line, such as a reduction in premium volume in states where other workers’ compensation markets are available to our insureds, utilizing a tiered system of pricing and reducing or eliminating the policyholder dividends that we pay on workers’ compensation policies.

Our surety products guarantee the performance and payment of our bondholders. Our contract bonds protect owners from failure to perform on the part of our principals. Also, material suppliers and subcontractors are protected from nonpayment by our contractors. Our fidelity products generally provide coverage against loss of money or other property due to the fraud or dishonesty of employees. In 2003, we began the discontinuation of fidelity bonds, as the majority of this type of coverage had left the surety industry and was provided by the insurance industry. Our fidelity book of business had been reduced to a level where we could no longer afford to implement needed automation updates, keep trained staff and maintain current policy forms.

In 2003, our loss ratio for our fidelity and surety business was 19.8 percent, up from 8.5 percent in 2002. Premiums earned grew by 10 percent, from $21.9 million to $24.0 million. Our premium growth came mainly from our surety line; partly from existing accounts and partly from new accounts. Our growth in 2003 was spread between our Midwestern and Southern states. We did not issue bonds to companies operating in the energy trading sector.

Surety losses incurred more than doubled in 2003, increasing from $1.9 million in 2002 to $4.8 million in 2003. Typically, the surety business is characterized by infrequent but potentially high severity losses. When losses occur, our loss is determined by estimating the cost to complete the remaining work and pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral we may have access to. The increase in losses incurred between 2002 and 2003 resulted from an increase in the frequency of claims reported to us. We attributed this change to the slow economic recovery in the United States, which had greatly reduced the amount of public construction projects. Our exposure came from a small number of accounts that were experiencing cash flow problems or that were in various stages of bankruptcy proceedings. We had responded to this condition by conducting a more thorough underwriting process, which involves more fact gathering, as we make our risk selections.

We wrote the majority of our personal lines business in Iowa, Louisiana, and Texas. In 2003, to improve our underwriting results, we successfully completed the consolidation of our personal lines business to our home office in Cedar Rapids, Iowa. In addition to improving underwriting results, we believed this move would enable us to provide more consistent and efficient service to our agents and policyholders.

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

Personal auto improved slightly in 2003, with a loss ratio of 79.1 percent versus 83.7 percent in 2002. Earned premium decreased by 10 percent, or $3.5 million, due to our efforts to reduce the size of our personal lines business, relative to our total book of business. Despite the decrease in total premiums earned, we achieved rate increases averaging 8 percent in 12 states in which we write personal auto coverages. Additional rate increases were scheduled for the first quarter of 2004. We believed that we could further improve results in this line of business, and we were undertaking measures in addition to the rate adjustments in an effort to achieve better profitability in this line of business.

In our assumed reinsurance line of business, we recorded a loss ratio of 95.4 percent in 2003, compared with 81.5 percent in 2002. Our assumed premiums earned were significantly reduced between 2001 and 2003, due to the run-off of several assumed reinsurance contracts. This lower premium volume, coupled with losses incurred related to the run-off contracts, had contributed to the deterioration. We continued to have exposure, primarily catastrophe coverages, related to the assumed reinsurance contracts written prior to 2001, as well as to the small number of assumed reinsurance contracts that we had continued to underwrite. We believed that as of December 31, 2003, our loss reserves established for the assumed reinsurance business were appropriate. We anticipated that we would decrease the assumed loss reserves each year as the non-renewed assumed reinsurance contracts continue to run off and the losses are paid out.

Our underwriting expense ratio on a GAAP basis improved to 29.1 percent, compared with 29.9 percent in 2002. In 2003, we implemented cost savings measures that had the effect of lowering the ratio. However, offsetting these improvements were increases in commissions that we paid or will pay to our agents. In 2003 we incurred $18.7 million in profit-sharing commissions, compared with $13.1 million incurred in 2002. Profit-sharing commissions reward our agents for placing profitable business with us. Also offsetting cost savings measures were increases in legal and professional fees related to compliance with new corporate governance matters.

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

Net premiums earned by the life insurance segment in 2003 totaled $29.6 million, compared with $27.9 million in 2002. Annuity deposits collected are not reported as net premiums earned. Annuity deposits are invested and recorded as future policy benefits. Revenues for fixed annuity products consist of policy surrender charges and investment income earned. In 2003, annuity deposits were $69.1 million, compared with $223.5 million in 2002.

The decrease in fixed annuities written was due primarily to the low interest rates prevalent in the United States in 2003. Low interest rates lead to fewer dollars being invested in annuities and to difficulty finding suitable investment vehicles, in terms of duration and quality, to fit our asset-liability matching needs. During the first part of 2003, we accumulated significant amounts of cash. While this accumulation improved our liquidity, it also resulted in negative spreads on new business. From July 1, 2003 through December 31, 2003, we temporarily suspended the sale of all new fixed annuity business. Beginning in 2004, we believed that suitable investment vehicles would be more readily available, leading to more appropriate opportunities to invest our cash. Effective January 1, 2004, we resumed our sale of new fixed annuity business.

In 2003, we credited interest of $56.5 million to our fixed annuity and universal life policyholder accounts, compared with $51.7 million in 2002. We establish our interest crediting rates based upon current market conditions and maintain a “spread” by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. We decreased interest-crediting rates during 2003 and 2002 for new deposits. The increase in our expense for interest on policyholders’ accounts in 2003 was primarily a result of the interest credited on existing account balances. Our fixed annuity products expose us to the risk that changes in interest rates could reduce our spread and the rate of return that we are able to earn on our investments. Because of the poor performance of the market during 2003, our spread had been reduced due to the decreased rate of return earned on funds invested in 2003. We had significant amounts of annuities up for renewal beginning in 2004. Because of market conditions and the resulting low interest rates, many of these annuities may not have been renewed. Because there are significant annuities at risk for non-renewal, our financial results could be significantly and negatively affected.

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

As of December 31, 2003, we had recorded net unrealized gains, after-tax, of $90.6 million compared with net unrealized gains, after-tax, of $52.7 million at December 31, 2002. The growth was driven by the increase in the fair value of our equity security portfolio. Included within the 2003 net unrealized gain were unrealized losses of $6.8 million on our fixed maturity portfolio and $1.1 million on our equity portfolio. We believed that the unrealized losses related to our fixed maturity portfolio resulted primarily from changes in interest rates, not from changes in the credit quality of the issuers of these securities. We considered the unrealized losses to be temporary, and we had the intent and ability to hold our fixed maturity securities for a period of time that is sufficient to allow for the recovery in fair value that we expected to occur. We also believed that the unrealized losses on our equity portfolio were temporary. As of December 31, 2003, the largest unrealized loss, after-tax, on any single investment security was $1.0 million.

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

Federal income taxes

Our effective federal income tax rate of 30.4 percent was less than the applicable federal tax rate of 35.0 percent due primarily to our portfolio of tax-exempt securities. Our effective rate was 20.2 percent in 2002. The increasing effective rate was driven primarily by an increase in taxable income.

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

Due to uncertainty of the realizable value of the deferred tax asset, we recorded a valuation allowance, which totaled $7.8 million at December 31, 2003. The valuation allowance recorded on our deferred tax asset decreased by $.5 million from 2002, due primarily to the utilization of net operating loss carryforwards. In the future, if we could use the net operating losses acquired in the purchase of American Indemnity Financial Corporation, the related reduction in the valuation allowance would be recorded as a reduction to our intangible asset recorded in conjunction with the purchase of American Indemnity Financial Corporation until the intangible asset has been eliminated, at which time the reduction in the allowance would reduce federal income tax expense.

INVESTMENTS

Our main objectives in managing our investment portfolio are to maximize after-tax investment income and total investment returns. We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by our management. The composition of our investment portfolio at December 31, 2004 is presented in the following table in accordance with GAAP:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$431,415	71.9%	$1,289,644	94.6%	$1,721,059	87.6%
Equity securities	146,338	24.3	8,143	0.6	154,481	7.9
Trading securities	10,518	1.7	—	—	10,518	0.5
Mortgage loans	4,780	0.8	20,577	1.5	25,357	1.3
Policy loans	—	—	8,222	0.6	8,222	0.4
Other long-term investments	6,902	1.1	—	—	6,902	0.4
Short-term investments	1,375	0.2	36,346	2.7	37,721	1.9

Total	$601,328	100.0%	$1,362,932	100.0%	$1,964,260	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2004 our invested assets, comprised primarily of fixed maturity securities, increased $132.2 million, or 7.2 percent, from December 31, 2003. The increase in invested assets we have experienced this year is attributable to improvements in the investment environment. As interest rates have increased, we have realized an increase in the suitable investment opportunities available to us. As a result, we have purchased investments during the year at a rate exceeding sales, calls and maturities of investments. The increase in invested assets resulting from the increase in investment activity during the year was accompanied by an increase in the unrealized appreciation recognized on our investment portfolio. The net unrealized gain from these investments is reported net of tax as a separate component of accumulated other comprehensive income. The changes in our total reported invested asset balance are summarized by the following table:

(In Thousands)
Invested Assets at 12/31/03	$1,832,099
Purchases	431,861
Sales	(15,533)
Calls / Maturities	(301,534)
Realized gain on sale	3,997
Mark to market adjustment (1)	(1,703)
Net bond discount accretion	182
Change in unrealized gain	14,891

Change in carrying value of invested assets	132,161

Invested Assets at 12/31/04	$1,964,260

(1)	Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

At December 31, 2004, $1,633.6 million, or 94.3 percent, of our fixed maturities were classified as available-for-sale, compared with $1,519.4 million, or 92.0 percent, at December 31, 2003. Our trading securities consist primarily of convertible redeemable preferred securities, which are recorded at fair value, with any changes in fair value recognized in earnings. Our remaining fixed maturities are classified as held-to-maturity and are reported at amortized cost. As of December 31, 2004, 91.3 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners’ Securities Valuation Office, and had ratings of Class 1 or Class 2.

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

As of December 31, 2004, our cash and cash equivalents totaled $305.6 million, compared with $265.1 million at December 31, 2003. Several factors led to this increase. Net cash provided by operations varies with our underwriting profitability. As our profitability from insurance operations increased between 2003 and 2004, our net cash from operations has increased. The change in our investment activity between 2003 and 2004 somewhat offset this increase in cash and cash equivalents. During 2004, our purchases of investment securities totaled $431.9 million, compared with $322.9 million in 2003. The investment environment during 2004 made it beneficial for us to increase our level of investment activity.

We have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows, which totaled $317.1 million in 2004 and $286.3 million in 2003, were sufficient for our cash flow needs in both years. If our operating and investment cash flows had not been sufficient to support our operations, we have short-term investments that we could utilize for this purpose. We may also borrow up to $20 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not utilize our line of credit during 2004 or 2003.

Financing activities contributed $9.0 million to the overall increase in cash. We generate cash from the sale, less withdrawals, of our fixed annuities and universal life contracts. In 2004 net cash from these activities totaled $23.2 million, compared with $65.3 million in 2003. This decrease is described in the life insurance segment discussion. Dividend payments to our common and preferred shareholders totaled $14.9 million in 2004, compared with $10.0 million in 2003. If a significant number of preferred stock are converted (at the holders’ option), this would reduce the cash required for the payment of stock dividends.

We invest funds available for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2004 our cash and cash equivalents included $31.4 million related to these money market accounts, compared with $91.7 million at December 31, 2003.

Under the insurance laws of the states and jurisdictions where our insurance subsidiaries and affiliate are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. In 2004 and 2003 United Fire did not receive dividends from its insurance subsidiaries and affiliate.

REDEEMABLE PREFERRED STOCK

Redeemable preferred stock totaling $65.8 million consists of 2,759,600 shares of 6.375 percent Convertible Preferred Stock, Series A, issued at $25 per share in May 2002. Dividends paid and accrued on our preferred stock in 2004 totaled $4.4 million. Our preferred stock is discussed further in Note 11 of the Notes to Consolidated Financial Statements.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increased from $373.9 million at December 31, 2003, to $452.2 million at December 31, 2004, an increase of 20.9 percent. Increases to stockholders’ equity included net income of $78.8 million and an increase in net unrealized investment appreciation of $13.1 million, after tax. We issued 47,172 shares of common stock as the result of the exercise of stock options, which increased stockholders’ equity by $.6 million. Common and preferred stockholder dividends and preferred stock accretion of $13.2 million decreased stockholders’ equity. Book value per share at December 31, 2004 was $22.46, compared with $18.62 at December 31, 2003. As of December 31, 2004 we had authorization granted by the board of directors to repurchase 87,167 shares of our common stock. In 2004 we repurchased 445 shares of our common stock, all of which were distributed to employees as awards. We did not retire any shares of our common stock in 2004.

OFF BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

At December 31, 2004 we have no off balance sheet arrangements. Our only long-term commitment relates to the operating leases we currently have in effect. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion of our lease obligations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting policies are as follows.

Investments

All investment securities are classified upon acquisition as held-to-maturity, trading or available-for-sale. Investments in held-to-maturity fixed maturities are recorded at amortized cost. Available-for-sale fixed maturities, trading securities, equity securities and other long-term investments are recorded at fair value. Mortgage loans and short-term investments are recorded at cost. Policy loans are recorded at the actual amount loaned to the policyholder.

In most cases, quoted market prices are used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, the estimate is based upon estimated realizable value. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. Unrealized appreciation or depreciation of investments carried at fair value is excluded from net income and credited or charged, net of applicable deferred income taxes, directly to a component of accumulated other comprehensive income in stockholders’ equity.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As of December 31, 2004, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities totaled $5.6 million at December 31, 2004, compared with $7.9 million at December 31, 2003. Our rationale for not recording other-than-temporary impairments on these securities is discussed in Note 2 of the Notes to Consolidated Financial Statements.

Deferred Policy Acquisition Costs—Property and Casualty Insurance Segment

We establish an asset for deferred policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing our property and casualty lines of business. The asset is amortized over the life of the policies written. We assess the recoverability of deferred policy acquisition costs on a quarterly basis. We do not consider anticipated investment income in determining the recoverability of these costs. The loss and loss adjustment expense ratio we use to estimate the recoverability of costs is based primarily on the assumption that the future loss and loss adjustment expense ratio will approximate that of the recent past. Actual results could differ materially from our estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through income in the period the adjustments are identified. As of December 31, 2004, we have $47.3 million in deferred policy acquisition costs, compared with $45.0 million at December 31, 2003. The increase between years was due to growth in variable operating expenses related to the underwriting of our property and casualty insurance policies.

Deferred Policy Acquisition Costs—Life Insurance Segment

We record a deferred asset for our life insurance segment’s policy acquisition costs. We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period of the related policies in relation to anticipated premium income on those policies.

We also defer and amortize policy acquisition costs related to investment contracts and universal life contracts; we amortize these policy acquisition costs in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from our estimates, resulting in increases or decreases in the rate of amortization. We periodically review these estimates and evaluate the recoverability of the deferred acquisition cost asset. When appropriate, we revise our assumptions on the estimated gross profits of these contracts, and we re-estimate and adjust accumulated amortization for our books of business by a cumulative charge or credit to income.

A material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, would negatively affect our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.

At December 31, 2004, we have $41.9 million in deferred policy acquisition costs related to our life insurance segment, as compared with $41.3 million at December 31, 2003. The deferred policy acquisition costs with respect to our fixed annuities and universal life products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity and equity securities allocated to support the block of fixed annuities and universal life policies. That is, because fixed maturity and equity securities available-for-sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains and losses on available-for-sale fixed maturity securities and equity securities that is credited or charged directly to comprehensive income. This adjustment offset deferred policy acquisition costs by $41.0 million at December 31, 2004, compared with $46.2 million at December 31, 2003.

Future Policy Benefits and Losses, Claims and Settlement Expenses—Property and Casualty Insurance Segment

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

Over the course of the last 10 accident years, our net reserves for losses and loss adjustment expenses have exceeded our net incurred losses and loss adjustment expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the mid-point of a range of reasonable estimates. We believe that in determining reserves, it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease loss and loss adjustment expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

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

As required by state law, we engage an independent actuary to render opinions as to the adequacy of the statutory reserves we establish. We file the actuarial opinions in those states where we are licensed. There are no material differences between our statutory reserves and those established under GAAP.

The estimation of assumed and ceded reinsurance loss and loss adjustment expense reserves is subject to the same factors as the estimation of insurance loss and loss adjustment expense reserves. In addition to those factors, which give rise to inherent uncertainties in establishing insurance loss and loss adjustment expense reserves, there exists a delay in our receipt of reported claims due to the procedure of having claims first reported through one or more intermediary insurers or reinsurers.

At December 31, 2004 our reserves for gross losses and settlement expenses increased by $37.9 million to $464.9 million, from $427.0 million at December 31, 2003. We increased our gross loss and settlement reserves for the other liability line of business by $17.2 million, and we increased our gross reserves for our workers’ compensation business by $7.8 million. In all of our other lines of business, we decreased our gross reserves for losses and loss adjustment expenses. Other liability and workers’ compensation lines of business are considered long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these and other factors in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

Included in the other liability line of business are gross reserves for asbestos and other environmental losses and settlement expenses. At December 31, 2004, we established $3.0 million in asbestos and environmental loss reserves, compared with $3.3 million at December 31, 2003. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss adjustment expense reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves.

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

Future Policy Benefits and Losses, Claims and Settlement Expenses—Life Insurance Segment

The reserves reported in our Consolidated Financial Statements are calculated in accordance with GAAP. We account for our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under Statement No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Statutory reserves for the life insurance segment are based upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by independent consulting actuaries. At December 31, 2004, we recorded future policy benefits of $1,255.7 million, compared with $1,210.8 million at December 31, 2003.

Deferred Income Taxes

We are required to establish a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. We have recorded a valuation allowance of $7.8 million for deferred tax assets, of which $7.3 million relates to American Indemnity Financial Corporation net operating loss carryforwards that can only be used to offset future taxable income of the property and casualty insurance segment.

Stock-Based Compensation

We have elected to account for our employee and director stock options under Accounting Principles Board Opinion No. 25. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized for grants of options to employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants in 2004 and 2003, no compensation expense has been recognized.

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

At December 31, 2004, we recorded liabilities for employee benefits of $13.0 million, compared with $12.5 million at December 31, 2003. A majority of the increase was driven by a reduction in the discount rate. In 2004 we recorded pension and retiree medical benefits expense of $4.2 million, compared with $4.6 million in 2003.

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

We annually determine the assumptions used to calculate our benefit plan obligations. We establish the discount rate based upon published investment grade, long-term corporate bond yields and considering the duration of the employees’ service and retirement. In 2004, we lowered the discount rate to 6.0 percent (from 6.5 percent in 2003 and 6.75 percent in 2002).

The estimated long-term rate of return that is assumed on pension plan assets affects our pension expense during a particular period. Because our retiree medical plan is unfunded, it is unaffected by changes in the rate of return assumption. We perform an analysis of expected long-term rates of return based on the allocation of our pension plan assets and recent economic conditions to develop an expected long-term rate of return. For 2004, we utilized an expected rate of return of 8.25 percent on our pension assets in arriving at these costs. Although actual returns vary, we have exceeded this assumed rate of return in 2003 and 2004. At December 31, 2004, 62.5 percent of the plan assets was invested in common stock, 26.1 percent of the plan assets was invested in an annuity purchased from our life insurance company, and the remainder of the plan assets was held in cash and cash equivalents. Eighteen percent of the plan assets was invested in our own common stock.

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

Despite strict oversight by state insurance regulators, insurance companies occasionally become insolvent. Each of our insurance companies is required to participate in state guaranty fund associations, the purpose of which is to protect the policyholders of insolvent insurance companies. The guaranty fund associations assess solvent insurers to pay the claims of insolvent insurers. The assessments are based proportionately upon each solvent insurance company’s share of written premiums in the applicable state. Most of the state guaranty fund associations allow solvent insurers to recoup the assessments paid via the utilization of rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. At December 31, 2004, we have accrued $.1 million for state guaranty fund assessments.

Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require us to sell the non-conforming securities.

The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside the “usual range” at December 31, 2004. In addition to the financial ratios, we are also required to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2004, all of our insurance companies had capital well in excess of the required levels.

Though insurance companies are subject to state regulation, some federal legislation and policies do affect the insurance industry. From time to time, federal regulation is discussed as an addition, or as an alternative, to state regulation. A recently enacted federal law, the Terrorism Risk Insurance Act of 2002, impacts the insurance industry with its provision of a “back-stop” to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests. The law limits the industry’s aggregate liability by requiring the federal government to share 90 percent of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry, without further action by Congress, to $100 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in this Act. We are complying with the requirements of this Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts.

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

(Dollars in Thousands)
Year to date	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2004	$491,099	$1,192	$492,291
2003	$480,583	$(15,988)	$464,595

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. We define catastrophes to include events that cause $25.0 million or more in industry-wide, direct-insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals those events we believe are, or will be, material to our operations, either in amount or in number of claims made. A portion of these losses may be recoverable under our catastrophe reinsurance agreements. These amounts totaled $3.9 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively.

Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss adjustment expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss adjustment expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. Market risk includes interest rate risk, foreign exchange risk, credit risk and equity price risk. Our primary market risk is exposure to interest rate risk. Interest rate risk is the price sensitivity of a fixed maturity security or portfolio to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.

We invest in interest rate sensitive securities, primarily fixed maturity securities. While it is generally our intent to hold our fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our available-for-sale fixed maturity securities are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in accumulated other comprehensive income.

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

Duration relates primarily to our life insurance segment because the long-term nature of the segment’s reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2004, our life insurance segment had $970.1 million in deferred annuity liabilities that are specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash inflows.

Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2004. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ in the simulation estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.35 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be .59 years shorter than the duration of the investments supporting the liabilities. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

Table 1—Sensitivity Analysis—Interest Rate Risk

(Dollars in Thousands)	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points
Asset

Estimated fair value of fixed maturities	$2,486,182	$2,406,191	$2,337,428	$2,251,668	$2,169,102

Table 2 details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

(Dollars in Thousands)	-10%	Base	+10%
Asset

Estimated fair value of equity securities	$139,033	$154,481	$169,929

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

We do not utilize covered call options, or any other derivatives for hedging purposes. We minimize the market risk associated with our covered call options by writing covered call options on common stocks that we hold in our investment portfolio and that are “out of the money,” which means we write the options above the stock’s market value at the time the option is written. If the market price of the underlying common stock were to decline, it would be unusual for the option to be exercised since the exercise price would be higher than the market price. At December 31, 2004, we had no open covered call options.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
	(Dollars in Thousands Except Per Share Data and Number of Shares)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $92,659 in 2004 and $134,281 in 2003)	$87,480	$125,122
Available-for-sale, at fair value (amortized cost $1,542,015 in 2004 and $1,424,828 in 2003)	1,633,579	1,519,401
Equity securities, at fair value (cost $45,417 in 2004 and $37,858 in 2003)	154,481	128,889
Trading securities, at fair value (amortized cost $10,044 in 2004 and $7,687 in 2003)	10,518	8,099
Mortgage loans	25,357	26,360
Policy loans	8,222	8,068
Other long-term investments	6,902	9,584
Short-term investments	37,721	6,576

	$1,964,260	$1,832,099
Cash and Cash Equivalents	$305,575	$265,064
Accrued Investment Income	27,168	26,795
Premiums Receivable (net of allowance for doubtful accounts of $572 in 2004 and $598 in 2003)	118,764	117,209
Deferred Policy Acquisition Costs	89,223	86,232
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $30,959 in 2004 and $36,103 in 2003)	12,942	18,094
Reinsurance Receivables	32,485	30,463
Prepaid Reinsurance Premiums	3,122	3,605
Intangibles	790	1,362
Income Taxes Receivable	—	4,574
Other Assets	16,058	19,658

TOTAL ASSETS	$2,570,387	$2,405,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$464,889	$427,047
Life insurance	1,255,708	1,210,822
Unearned premiums	230,264	231,939
Accrued expenses and other liabilities	56,809	55,605
Income taxes payable	1,111	—
Deferred income taxes	43,607	40,360

TOTAL LIABILITIES	$2,052,388	$1,965,773

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock—Series A, no par value	$65,789	$65,456
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 30,000,000 shares; 20,132,556 shares issued and outstanding in 2004 and 10,042,444 shares issued and outstanding in 2003	$67,109	$33,475
Additional paid-in capital	7,796	7,040
Retained earnings	274,846	242,774
Accumulated other comprehensive income, net of tax	102,459	90,637

TOTAL STOCKHOLDERS’ EQUITY	$452,210	$373,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,570,387	$2,405,155

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data and number of shares)
	2004	2003	2002
Revenues
Net premiums earned	$492,291	$464,595	$417,286
Investment income, net of investment expenses	111,474	108,540	105,553
Realized investment gains (losses)	4,060	(1,691)	(13,801)
Other income	300	1,841	1,839

	608,125	573,285	510,877

Benefits, Losses and Expenses
Losses and settlement expenses	272,882	288,718	295,980
Increase in liability for future policy benefits	12,125	7,318	5,708
Amortization of deferred policy acquisition costs	110,963	95,773	79,669
Other underwriting expenses	40,960	45,119	51,732
Interest on policyholders’ accounts	56,386	56,459	51,735

	493,316	493,387	484,824

Income before income taxes	114,809	79,898	26,053
Federal income tax expense	35,992	24,324	5,267

Net income	$78,817	$55,574	$20,786
Less preferred stock dividends and accretions	4,742	4,742	3,100

Earnings available to common shareholders	$74,075	$50,832	$17,686

Weighted average common shares outstanding (1)	20,115,085	20,076,624	20,074,104

Basic earnings per common share (1)	$3.68	$2.53	$0.88

Diluted earnings per common share (1)	$3.34	$2.36	$0.88

Cash dividends declared per common share (1)	$0.42	$0.39	$0.37

(1)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	(Dollars in Thousands Except Per Share Data and Number of Shares)
Balances, January 1, 2002	$33,453	$6,912	$189,214	$49,409	$278,988
Net income	—	—	20,786	—	20,786
Change in net unrealized appreciation (1)	—	—	—	2,752	2,752
Minimum pension liability adjustment (2)				(1,726)	(1,726)

Total comprehensive income					21,812
Dividends on common stock, $.37 per share (3)	—	—	(7,303)	—	(7,303)
Dividends on preferred stock	—	—	(2,871)	—	(2,871)
Accretion of preferred stock issuance costs	—	—	(229)	—	(229)
Issuance of shares of common stock attributable to exercise of stock options	5	31	—	—	36

Balances, December 31, 2002	$33,458	$6,943	$199,597	$50,435	$290,433

Net income	—	—	55,574	—	55,574
Change in net unrealized appreciation (1)	—	—	—	37,927	37,927
Minimum pension liability adjustment (2)				2,275	2,275

Total comprehensive income					95,776
Dividends on common stock, $.39 per share (3)	—	—	(7,655)	—	(7,655)
Dividends on preferred stock	—	—	(4,399)	—	(4,399)
Accretion of preferred stock issuance costs	—	—	(343)	—	(343)
Issuance of shares of common stock attributable to exercise of stock options	17	97	—	—	114

Balances, December 31, 2003	$33,475	$7,040	$242,774	$90,637	$373,926

Net income	—	—	78,817	—	78,817
Change in net unrealized appreciation (1)	—	—	—	13,078	13,078
Minimum pension liability adjustment (2)				(1,256)	(1,256)

Total comprehensive income					90,639
Dividends on common stock, $.42 per share (3)	—	—	(8,450)	—	(8,450)
Dividends on preferred stock	—	—	(4,399)	—	(4,399)
Accretion of preferred stock issuance costs	—	—	(343)	—	(343)
Issuance of 10,066,028 shares of common stock attributable to a one-for-one stock dividend	33,553	—	(33,553)	—	—
Issuance of shares of common stock attributable to exercise of stock options	80	747	—	—	827
Issuance of shares of common stock attributable to conversion of preferred stock	1	9	—	—	10

Balances, December 31, 2004	$67,109	$7,796	$274,846	$102,459	$452,210

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes (see Note 15).
(2)	The adjustment of minimum pension liability is net of income taxes (see Note 15).
(3)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
Cash Flows From Operating Activities
Net income	$78,817	$55,574	$20,786

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$(182)	$(828)	$(1,093)
Depreciation and amortization	3,909	3,973	3,751
Realized investment (gains) losses	(4,060)	1,691	13,801
Net cash flows from trading investments	(1,969)	(3,412)	(4,646)
Deferred income tax (benefit) expense	(3,008)	2,454	(2,028)
Changes in:
Accrued investment income	(373)	728	(1,800)
Premiums receivable	(1,555)	(8,837)	(19,992)
Deferred policy acquisition costs	2,238	(12,480)	(18,755)
Reinsurance receivables	(2,022)	10,204	4,989
Prepaid reinsurance premiums	483	2,909	(2,464)
Income taxes receivable	4,574	(2,702)	(1,504)
Other assets	1,668	(12,531)	(1,690)
Future policy benefits and losses, claims and settlement expenses	59,489	51,125	37,417
Unearned premiums	(1,675)	11,971	32,181
Accrued expenses and other liabilities	3,212	6,372	(1,512)
Income taxes payable	1,312	—	—
Deferred income taxes	400	4,969	1,498
Other, net	1,432	626	(269)

Total adjustments	$63,873	$56,232	$37,884

Net cash provided by operating activities	$142,690	$111,806	$58,670

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$11,541	$26,367	$9,125
Proceeds from call and maturity of held-to-maturity investments	38,583	64,129	55,805
Proceeds from call and maturity of available-for-sale investments	220,303	176,864	143,706
Proceeds from short-term and other investments	41,896	14,048	649
Purchase of held-to-maturity investments	—	(2,197)	—
Purchase of available-for-sale investments	(354,768)	(279,695)	(376,059)
Purchase of short-term and other investments	(70,380)	(32,646)	(12,848)
Net purchases and sales of property and equipment	1,639	(5,919)	(4,026)

Net cash used in investing activities	$(111,186)	$(39,049)	$(183,648)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$119,041	$138,915	$290,314
Withdrawals from investment and universal life contracts	(95,802)	(73,569)	(129,649)
Issuance of preferred stock	—	—	64,884
Issuance of common stock	626	114	36
Payment of cash dividends	(14,858)	(10,045)	(9,978)

Net cash provided by financing activities	$9,007	$55,415	$215,607

Net Change in Cash and Cash Equivalents	$40,511	$128,172	$90,629
Cash and Cash Equivalents at Beginning of Year	265,064	136,892	46,263

Cash and Cash Equivalents at End of Year	$305,575	$265,064	$136,892

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of operations, principles of consolidation and basis of reporting

The Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled (“statutory accounting practices”).

We are engaged in the business of writing property and casualty insurance and life insurance.

The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries: United Life Insurance Company, Lafayette Insurance Company, Addison Insurance Company, American Indemnity Financial Corporation, American Indemnity Company, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyds, an affiliate of United Fire, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.

United Fire Lloyds is organized as a Texas Lloyds plan, which is an aggregation of underwriters who, under a common name, engage in the business of insurance through a corporate attorney-in-fact. United Fire Lloyds is financially and operationally controlled by United Fire & Indemnity Company, its corporate attorney-in-fact, pursuant to three types of agreements: trust agreements between United Fire & Indemnity Company and certain individuals who agree to serve as trustees; articles of agreement among the trustees who agree to act as underwriters to establish how the Lloyds plan will be operated; and powers of attorney from each of the underwriters appointing a corporate attorney-in-fact, who is authorized to operate the Lloyds plan. Because United Fire & Indemnity Company can name the trustees, the Lloyds plan is perpetual, subject only to United Fire & Indemnity Company’s desire to terminate it.

United Fire & Indemnity Company provides all of the statutory capital necessary for the formation of the Texas Lloyds plan by contributing capital to each of the trustees. The trust agreements require the trustees to become underwriters of the Lloyds plan, to contribute the capital to the Lloyds plan, to sign the articles of agreement and to appoint the attorney-in-fact. The trust agreements also require the trustees to pay to United Fire & Indemnity Company all of the profits and benefits received by the trustees as underwriters of the Lloyds plan, which means that United Fire & Indemnity Company has the right to receive 100 percent of the gains and profits from the Lloyds plan. The trustees serve at the pleasure of United Fire & Indemnity Company, which may remove a trustee and replace that trustee at any time. Termination of a trustee must be accompanied by the resignation of the trustee as an underwriter, so that the trustee can obtain the capital contribution from the Lloyds plan to reimburse United Fire & Indemnity Company. By retaining the ability to terminate trustees, United Fire & Indemnity Company possesses the ability to name and remove the underwriters.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include investments, deferred policy acquisition costs and future policy benefits and losses, claims and settlement expenses.

Property and casualty insurance segment

Premiums are reflected in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in force.

Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. Policy acquisition costs deferred in 2004, 2003 and 2002 were $100,944,000, $95,728,000 and $78,022,000, respectively. Amortization of deferred policy acquisition costs in 2004, 2003 and 2002 totaled $98,579,000, $87,320,000 and $70,764,000, respectively. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses to be incurred, and certain other costs expected to be incurred as the premium is earned.

To establish loss and loss adjustment expense reserves, we make estimates and assumptions about the future development of claims. Actual results could differ materially from those estimates, which are subjective, complex and inherently uncertain. When we establish and adjust reserves, we do so given our knowledge of the circumstances and facts of known claims. To the extent that we have over- or under-estimated our loss and loss adjustment expense reserves, we adjust the reserves in the period the over- or under-estimate is determined.

Life insurance segment

On whole life and term insurance (traditional business), premiums are reported as earned when due, and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (nontraditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs. We do not write variable annuities or variable insurance products.

The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2004, 2003 and 2002 were $7,780,000, $12,526,000 and $20,402,000, respectively. Amortization of deferred policy acquisition costs in 2004, 2003 and 2002 totaled $12,384,000, $8,453,000 and $8,905,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For nontraditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised.

The change in the effect on deferred policy acquisition costs that results from assumed realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2004, a pre-tax adjustment to increase deferred policy acquisition costs by $5,229,000 was made with a corresponding increase to unrealized investment appreciation (depreciation). In 2003 and 2002, the adjustment decreased deferred policy acquisition costs by $16,639,000 and $31,067,000 respectively.

Liabilities for future policy benefits for traditional products are computed by the net level premium method using interest assumptions ranging from 4.5 percent to 8.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using statutory mortality and interest rates, which produce results that are not materially different from GAAP. Deferred annuity reserves are carried at the account value.

Investments

Investments in held-to-maturity fixed maturities are recorded at amortized cost. We have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading fixed maturities, equity securities and other long-term investments are recorded at fair value. Mortgage loans and short-term investments are recorded at cost. Policy loans are recorded at the actual amount loaned to the policyholder. Included in investments at December 31, 2004 and 2003 are securities on deposit with various regulatory authorities, as required by law, with carrying values of $1,405,157,000 and $1,304,679,000, respectively.

Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation with respect to available-for-sale fixed maturities and equity securities are reported as a separate component of accumulated other comprehensive income, less applicable income taxes.

In 2004, 2003 and 2002, we wrote down certain holdings in our investment portfolio as a result of other-than-temporary declines in market value and recognized a realized loss, before tax, of $308,000, $6,407,000 and $13,326,000, respectively. We continue to review these investments, as well as all of our other investment holdings, for appropriate valuation on an ongoing basis. Refer to Note 2 for a discussion of our accounting policy for impairment recognition.

Reinsurance

Premiums earned and losses and settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, non-negotiable certificates of deposit with original maturities of three months or less and money market accounts. Negative cash balances are included in accrued expenses and other liabilities.

We made net payments for income taxes of $32,714,000, $19,602,000 and $7,302,000 during 2004, 2003 and 2002, respectively. There were no significant payments of interest in 2004, 2003 or 2002, other than interest credited to policyholders’ accounts.

Property, equipment and depreciation

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,849,000, $3,724,000 and $3,281,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004, we consolidated the underwriting operations of our New Orleans office into our Galveston office. Subsequent to this consolidation, we sold a two story building in New Orleans, Louisiana, that served as the home office for Lafayette Insurance Company. The sale was closed in October of 2004 and resulted in a gain of approximately $390,000.

We also sold our buildings in Galveston, Texas, that served as the home office for American Indemnity Company. The sale was closed in December 2004 and resulted in a loss of approximately $66,000. We are leasing portions of the building back from the buyer in order to accommodate the operations of our Gulf Coast branch. The lease term is 10 years. Refer to Note 16 for additional information on our lease commitments.

These building sales affected only our property and casualty insurance segment.

Amortization of intangibles

Our intangibles are comprised entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset. Any impairment is charged to operations in the period that the impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2004, 2003 or 2002.

Amortization expense totaled $60,000, $249,000 and $470,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We reduced our agency relationships intangible by $512,000 and $548,000 in 2004 and 2003, respectively, as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 9 for further discussion.

Income taxes

We file a consolidated federal income tax return. Deferred tax assets and liabilities are established based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the year-to-year change in the net deferred tax asset or liability, except for certain changes in deferred tax amounts that affect stockholders’ equity and do not impact income tax expense.

Contingent liabilities

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Stock-based compensation

We have a stock-based compensation plan, which is described more fully in Note 10. Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options, which prescribe the use of the intrinsic value method of accounting for employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for stock options issued to our employees and directors. Refer to Note 10 for the presentation of the amount of compensation cost that would have been recognized during 2004, 2003 and 2002 under the fair value method of accounting prescribed by Statement No. 123.

Stock dividend

In 2004, the board of directors declared a one-for-one common stock dividend, which was distributed on December 15, 2004, to shareholders of record as of December 2, 2004. The par value of our common stock after the stock dividend remained at $3.33 1/3 per share, and retained earnings were reduced by the par value of the additional common shares issued. The rights of our common shareholders were unchanged by the stock dividend. The terms of the United Fire & Casualty Company convertible preferred stock adjusted automatically to accommodate this stock dividend. All share, per share and market value information related to our common shares outstanding and authorized under employee stock plans presented in this annual report on Form 10-K has been adjusted for the retroactive effects of our December 15, 2004 one-for-one stock dividend.

Accounting changes

In March 2004, the Emerging Issues Task Force reached a consensus on the other-than-temporary impairment recognition provisions of Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A three-step impairment model stipulated by Issue 03-1 must be applied to investment securities subject to Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The three step model details the determination of whether an investment is impaired, the evaluation of whether an impairment is other-than-temporary and the recognition of an impairment loss equal to the amount of impairment. Issue 03-1 initially required us to adopt and apply its provisions prospectively, effective for reporting periods beginning after June 15, 2004. However, the Financial Accounting Standards Board subsequently issued Staff Position 03-1-1, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1. During the period of the delay, we are required to continue to apply relevant “other-than-temporary” guidance. Staff Position 03-1-1 will be superseded upon the final issuance of proposed Staff Position EITF Issue 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which is expected to occur during 2005. We believe the adoption of Staff Position EITF Issue 03-1-a will not have a material impact on our Consolidated Financial Statements.

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes Staff Position 106-1. This Staff Position is effective for interim or annual periods beginning after June 15, 2004. This Staff Position provides guidance on the accounting and disclosure requirements for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on employers that sponsor post-retirement health care plans that provide prescription drug benefits to plan participants. This Act provides for a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our self-funded post-retirement health care plan does provide a prescription drug benefit. In consideration of recent legislation regarding the implementation of Medicare Part D, our benefit actuaries have determined that the prescription drug benefit provided by our plan will likely be the actuarial equivalent of Medicare Part D. The expected subsidy reduced our accumulated post-retirement benefit obligation by approximately $873,000, which we recorded as an unrecognized actuarial gain during 2004. This gain will be amortized as an offset to future postretirement benefit expense over the average remaining service life of the plan participants. Current year and future year expense will also be decreased by reductions in service cost and interest cost, which are attributable to the impact of the subsidy. The subsidy reduced our 2004 postretirement benefit expense by $128,000.

Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment” replaces Statement No. 123 and supercedes Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously allowed under Statement No. 123 no longer will be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock that exist upon the adoption of Statement 123(R). We are currently evaluating the requirements of Statement 123(R) and expect that the adoption of Statement 123(R) will not have a material impact on our Consolidated Financial Statements.

Note 2. Summary of Investments

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2004 and 2003 is as follows.

December 31, 2004	(Dollars in Thousands)
Type of Investment	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$7,251	$299	$—	$7,550
Mortgage Backed Securities	1,865	243	—	2,108
All Other Government	1,431	100	—	1,531
States, Municipalities & Political Subdivisions	61,595	3,702	141	65,156
All Foreign Bonds	2,003	194	—	2,197
All Other Corporate Bonds	13,335	782	—	14,117

Total Held-to-Maturity Fixed Maturities	$87,480	$5,320	$141	$92,659

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$33,493	$1,208	$108	$34,593
Mortgage Backed Securities	5	1	—	6
All Other Government	181,809	1,434	2,034	181,209
States, Municipalities & Political Subdivisions	190,678	9,295	239	199,734
All Foreign Bonds	39,473	3,018	—	42,491
Public Utilities	301,548	22,456	80	323,924
Corporate Bonds:
Collateralized Mortgage Obligations	3,927	226	99	4,054
All Other Corporate Bonds	789,310	57,840	1,579	845,571
Redeemable Preferred Stocks	1,772	225	—	1,997

Total Available-For-Sale Fixed Maturities	$1,542,015	$95,703	$4,139	$1,633,579

Equities
Common Stocks:
Public Utilities	$10,019	$5,527	$801	$14,745
Bank, Trust & Insurance Companies	12,429	69,275	—	81,704
All Other Common Stocks	22,739	35,606	543	57,802
Nonredeemable Preferred Stocks	230	—	—	230

Total Available-for-Sale Equity Securities	$45,417	$110,408	$1,344	$154,481

Total Available-for-Sale Securities	$1,587,432	$206,111	$5,483	$1,788,060

December 31, 2003	(Dollars in Thousands)
Type of Investment	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$45,634	$1,428	$174	$46,888
Mortgage Backed Securities	5	1	—	6
All Other Government	85,955	2,483	939	87,499
States, Municipalities & Political Subdivisions	136,473	6,885	289	143,069
All Foreign Bonds	40,653	2,591	4	43,240
Public Utilities	334,061	24,389	1,419	357,031
Corporate Bonds:
Collateralized Mortgage Obligations	7,880	439	94	8,225
All Other Corporate Bonds	772,517	62,739	3,583	831,673
Redeemable Preferred Stocks	1,650	120	—	1,770

Total Available-For-Sale Fixed Maturities	$1,424,828	$101,075	$6,502	$1,519,401

Equities
Common Stocks:
Public Utilities	$6,372	$3,471	$415	$9,428
Bank, Trust & Insurance Companies	10,521	61,210	6	71,725
All Other Common Stocks	20,735	27,499	727	47,507
Nonredeemable Preferred Stocks	230	—	1	229

Total Available-for-Sale Equity Securities	$37,858	$92,180	$1,149	$128,889

Total Available-for-Sale Securities	$1,462,686	$193,255	$7,651	$1,648,290

The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)

December 31, 2004	Held-to-maturity		Available-for-sale		Trading
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,090	$2,145	$108,722	$112,152	$3,961	$4,311
Due after one year through five years	23,885	25,415	402,098	431,319	4,939	5,057
Due after five years through ten years	33,656	35,483	598,575	642,670	413	424
Due after ten years	18,733	19,958	395,194	408,785	731	726
Mortgage-backed securities	1,865	2,108	5	6	—	—
Collateralized mortgage obligations	7,251	7,550	37,421	38,647	—	—

	$87,480	$92,659	$1,542,015	$1,633,579	$10,044	$10,518

Proceeds from sales of available-for-sale securities during 2004, 2003 and 2002 were $11,541,000, $26,367,000 and $9,125,000, respectively. Gross gains of $4,222,000, $4,855,000 and $1,682,000 were realized on those sales in 2004, 2003 and 2002, respectively. Gross losses of $3,053,000, $7,513,000 and $15,040,000 were realized on those sales in 2004, 2003 and 2002, respectively.

Proceeds from the sale of trading securities were $3,992,000, $3,261,000 and $2,604,000 in 2004, 2003 and 2002, respectively. Gross gains of $399,000, $192,000 and $9,000 were realized on these sales in 2004, 2003 and 2002, respectively. Gross losses of $11,000, $447,000 and $306,000 were realized on these sales in 2004, 2003 and 2002, respectively. Additional gross gains of $63,000 and $639,000, which were attributable to the change in fair value of these securities, were realized during 2004 and 2003, respectively, compared with an additional gross loss of $227,000 realized during 2002.

There were no sales of held-to-maturity securities during 2004, 2003 or 2002.

A summary of realized investment gains (losses) resulting from sales, calls and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

(Dollars in Thousands)

Years Ended December 31	2004	2003	2002
Realized investment gains (losses)
Fixed maturities	$2,028	$(675)	$(13,740)
Equity securities	416	(1,016)	(23)
Other investments	1,616	—	(38)

	$4,060	$(1,691)	$(13,801)

Net changes in unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities and equity securities	$14,890	$74,988	$35,301
Deferred policy acquisition costs	5,229	(16,639)	(31,067)
Income tax effect	(7,041)	(20,422)	(1,482)

	$13,078	$37,927	$2,752

Net investment income for the years ended December 31, 2004, 2003 and 2002 is comprised of the following.

(Dollars in Thousands)

Years Ended December 31	2004	2003	2002
Investment income
Interest on fixed maturities	$104,958	$103,878	$103,208
Dividends on equity securities	3,687	3,250	3,014
Interest on other long-term investments	1,174	940	1,394
Interest on mortgage loans	2,073	1,800	45
Interest on short-term investments	3,651	2,859	1,887
Other	1,052	1,088	920

Total investment income	$116,595	$113,815	$110,468
Less investment expenses	5,121	5,275	4,915

Investment income, net	$111,474	$108,540	$105,553

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

Provided below is a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2004 and 2003. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, we believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We attribute the deterioration in value of our equity security portfolio to usual market volatility and not to any permanent financial hardships encountered by the underlying companies invested in. Therefore, we have concluded that our unrealized losses are temporary in nature.

(Dollars in Thousands)

December 31, 2004	Less than 12 months		12 months or longer		Total
Type of Investment	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed Maturities
Bonds:
States, Municipalities & Political Subdivisions	$—	$—	$823	$141	$823	$141

Total Held-to-Maturity Fixed Maturities	$—	$—	$823	$141	$823	$141

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$—	$—	$2,745	$108	$2,745	$108
All Other Government	113,474	1,324	14,570	710	128,044	2,034
States, Municipalities & Political Subdivisions	91,389	239	—	—	91,389	239
Public Utilities	4,804	21	1,980	59	6,784	80
Corporate Bonds:
Collateralized Mortgage Obligations	—	—	113	99	113	99
All Other Corporate Bonds	40,099	643	3,108	936	43,207	1,579

Total Available-For-Sale Fixed Maturities	$249,766	$2,227	$22,516	$1,912	$272,282	$4,139

Equities:
Common Stocks	$2,663	$794	$2,640	$550	$5,303	$1,344

Total Available-for-Sale Equity Securities	$2,663	$794	$2,640	$550	$5,303	$1,344

Total Available-for-Sale Securities	$252,429	$3,021	$25,156	$2,462	$277,585	$5,483

Total	$252,429	$3,021	$25,979	$2,603	$278,408	$5,624

(Dollars in Thousands)

December 31, 2003	Less than 12 months		12 months or longer		Total
Type of Investment	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed Maturities
Bonds:
States, Municipalities & Political Subdivisions	$—	$—	$876	$297	$876	$297

Total Held-to-Maturity Fixed Maturities	$—	$—	$876	$297	$876	$297

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$2,800	$174	$—	$—	$2,800	$174
All Other Government	39,290	939	—	—	39,290	939
States, Municipalities & Political Subdivisions	5,215	289	—	—	5,215	289
All Foreign Bonds	1,493	4	—	—	1,493	4
Public Utilities	10,912	633	4,265	785	15,177	1,418
Corporate Bonds:
Collateralized Mortgage Obligations	—	—	126	93	126	93
All Other Corporate Bonds	20,856	726	14,290	2,858	35,146	3,584

Total Available-For-Sale Fixed Maturities	$80,566	$2,765	$18,681	$3,736	$99,247	$6,501

Equities:
Common Stocks	$1,164	$62	$6,104	$1,087	$7,268	$1,149
Nonredeemable Preferred Stocks	—	—	230	1	230	1

Total Available-for-Sale Equity Securities	$1,164	$62	$6,334	$1,088	$7,498	$1,150

Total Available-for-Sale Securities	$81,730	$2,827	$25,015	$4,824	$106,745	$7,651

Total	$81,730	$2,827	$25,891	$5,121	$107,621	$7,948

Note 3. Derivative Instruments

We occasionally write covered call options on our equity security portfolio to generate additional portfolio income. We do not use these or any other investment instruments for hedging purposes. Covered call options are recorded at fair value and are included in accrued expenses and other liabilities. Any income, gains or losses, including the change in the fair value of the covered call options, is recognized currently in earnings and included in realized investment gains and losses. There were no open covered call options at December 31, 2004 and 2003.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our portfolio of trading securities had a fair value of $10,518,000 at December 31, 2004, compared with $8,099,000 at December 31, 2003.

Note 4. Fair Value of Financial Instruments

We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

In most cases, quoted market prices were used to determine the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices do not exist, fair value is based upon estimated realizable value.

The estimated fair value of policy loans is equivalent to carrying value. No policy loans are made for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders’ account balance for interest-sensitive policies.

The estimated fair value of mortgage loans is based upon discounted cash flows utilizing the market rate of interest for similar loans in effect at the valuation date. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. In management’s opinion, these values represent fair value at December 31, 2004 and 2003.

For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

The fair value of the liabilities for annuity products that are in a benefit payment phase, guaranteed investment contracts and structured settlements is based on a discount rate of 5.75 percent and 6.00 percent at December 31, 2004 and 2003, respectively. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2004 and 2003 is as follows.

At December 31	2004		2003
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Dollars in Thousands)
Assets
Investments:
Held-to-maturity fixed maturities	$92,569	$87,480	$134,281	$125,122
Available-for-sale fixed maturities	1,633,579	1,633,579	1,519,401	1,519,401
Trading securities	10,518	10,518	8,099	8,099
Equity securities	154,481	154,481	128,889	128,889
Mortgage loans	27,589	25,357	28,500	26,360
Policy loans	8,222	8,222	8,068	8,068
Other long-term investments	6,902	6,902	9,584	9,584
Short-term investments	37,721	37,721	6,576	6,576
Cash and cash equivalents	305,575	305,575	265,064	265,064
Accrued investment income	27,168	27,168	26,795	26,795
Liabilities
Policy Reserves:
Annuity (Accumulations)	$970,093	$954,210	$927,972	$953,153
Annuity (On-Benefits)	6,819	7,007	4,502	4,253
Structured settlements	939	812	782	911
Guaranteed investment contracts	8,544	8,248	4,357	4,490

Note 5. Short-Term Borrowings

We maintain a $20,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. There were no loan balances outstanding at December 31, 2004 and 2003, nor did we borrow against this line of credit in 2004, 2003 and 2002.

Note 6. Reinsurance

Property and casualty insurance segment

Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. For our property and casualty lines of business, our retention was $2,000,000 for losses that pertain to 2004, $1,500,000 for losses that pertain to 2003, $1,250,000 for losses that pertain to 2002, $1,000,000 for losses that pertain to years 1995 through 2001 and $750,000 or less for losses that pertain to years prior to 1995. In addition, we reinsure personal and commercial umbrella policy losses in excess of $1,000,000 up to $5,000,000, and we reinsure surety policy losses in excess of $1,250,000 up to $5,000,000, 90 percent of losses in excess of $5,000,000 up to $15,000,000 and 80 percent of losses in excess of $15,000,000 up to $20,000,000. We also have reinsurance that limits the total direct loss we may incur from a single catastrophe. The catastrophe reinsurance program provides coverage of 95 percent of $95,000,000 for losses in excess of our retention of $10,000,000 for a catastrophic event.

Written premiums ceded were $28,191,000, $31,380,000 and $35,251,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Earned premiums ceded were $28,674,000, $34,289,000 and $32,787,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Ceded loss and loss adjustment expenses incurred were $5,464,000, $440,000 and $4,812,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligations. We believe all reinsurance receivables due from reinsurers are collectable and realizable. There are no concentrations of credit risk associated with our reinsurance.

Our property and casualty companies also assume portions of their insurance business from other insurance companies. During the second quarter of 2000, we began to significantly reduce our writing of assumed reinsurance business. Most of our reinsurance business expired on or before December 31, 2000, and we continue to limit our exposure through the selective renewal of our remaining reinsurance contracts. We continue to have exposure related to the assumed reinsurance contracts that we have elected to continue to write and those that are in run-off status. Written premiums assumed for the years ended December 31, 2004, 2003 and 2002 were $11,338,000, $12,860,000 and $10,766,000, respectively. Assumed premiums earned for the years ended December 31, 2004, 2003 and 2002 were $11,467,000 $12,822,000 and $11,024,000, respectively. Assumed loss and loss adjustment expenses incurred were $7,002,000, $12,238,000 and $6,818,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Life insurance segment

As of December 31, 2004, our life insurance segment has purchased reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess coverage applies when three or more insureds die in a “catastrophic accident.” For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout.

The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company had ceded insurance in force of $479,409,000 and $445,985,000 at December 31, 2004 and 2003, respectively. Earned premiums ceded were $1,355,000, $1,340,000 and $1,515,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately 80 percent of ceded life insurance in force as of December 31, 2004 has been ceded to three reinsurers. We believe all reinsurance receivables are collectable. Ceded losses incurred were $2,313,000, $2,110,000 and $1,234,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2002, the life insurance segment began assuming portions of credit life and accident and health insurance business from other insurance companies. Assumed premiums written for the years ended December 31, 2004, 2003 and 2002 were $284,000, $560,000 and $423,000, respectively. Assumed premiums earned for the years ended December 31, 2004, 2003 and 2002 were $436,000, $309,000 and $87,000, respectively. Assumed losses incurred were $157,000, $102,000 and $12,000 for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, we ceased the assumption of insurance business from other insurance companies. We continue to have exposure related to our assumed reinsurance contracts that are in a run-off status.

Note 7. Reserves for Losses, Loss Adjustment Expenses and Life Policy Claim Liabilities

Property and casualty insurance segment

The table below provides an analysis of changes in our property and casualty loss and loss adjustment expense reserves for 2004, 2003 and 2002 (net of reinsurance amounts). Changes in reserves are reported in the consolidated statement of income for the year when the changes are made. The favorable development resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. The significant improvement in the development of our reserves during 2004 is primarily attributable to both the payment of claims in amounts other than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established.

Conditions and trends that have affected the reserve development for a given year may change. Therefore, such development can not be used to extrapolate future reserve redundancies or deficiencies.

We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

(Dollars in Thousands)

Years Ended December 31	2004	2003	2002
Gross liability for losses and loss adjustment expenses at beginning of year	$427,047	$392,649	$366,519
Less reinsurance receivables	27,307	35,760	39,609

Net liability for losses and loss adjustment expenses at beginning of year	$399,740	$356,889	$326,910

Losses and loss adjustment expenses incurred for claims occurring during
Current year	$294,829	$283,910	$293,615
Prior years	(38,587)	(12,301)	(11,056)

Total incurred	$256,242	$271,609	$282,559

Losses and loss adjustment expense payments for claims occurring during
Current year	$118,807	$121,487	$140,034
Prior years	100,895	107,271	112,546

Total paid	$219,702	$228,758	$252,580

Net liability for losses and loss adjustment expenses at end of year	$436,280	$399,740	$356,889
Plus reinsurance receivables	28,609	27,307	35,760

Gross liability for losses and loss adjustment expenses at end of year	$464,889	$427,047	$392,649

Life insurance segment

The table below provides an analysis of changes in our life and accident and health policy claim liabilities (net of reinsurance amounts) for 2004, 2003 and 2002. United Life Insurance Company’s reserve for life claims is based on the contractual terms of the underlying policies. The reserve for accident and health claims is determined actuarially using morbidity assumptions relative to each claim. Changes in assumptions for such things as environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

(Dollars in Thousands)

Years Ended December 31	2004	2003	2002
Gross liability for unpaid claims beginning of year	$3,011	$2,118	$2,694
Less reinsurance receivables	168	26	385

Net liability for unpaid claims at beginning of year	$2,843	$2,092	$2,309

Incurred claims related to
Current year	$12,974	$14,097	$12,192
Prior years	5,034	3,664	3,736

Total incurred	$18,008	$17,761	$15,928

Paid claims related to
Current year	$13,582	$13,388	$12,473
Prior years	5,067	3,622	3,672

Total paid	$18,649	$17,010	$16,145

Net liability for unpaid claims at end of year	$2,202	$2,843	$2,092
Plus reinsurance receivables	267	168	26

Gross liability for unpaid claims at end of year	$2,469	$3,011	$2,118

Note 8. Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions

Statutory capital and surplus in regards to policyholders at December 31, 2004, 2003 and 2002 and net income for the years then ended are as follows.

(Dollars in Thousands)	Statutory Capital and Surplus	Statutory Net Income (Loss)
2004
Property and casualty (1)	$383,900	$66,693
Life, accident and health	124,463	16,932

2003
Property and casualty (1)	$303,111	$49,625
Life, accident and health	107,146	7,309

2002
Property and casualty (1)	$249,375	$13,307
Life, accident and health	97,644	(1,307)

(1)	Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty capital and surplus includes life, accident and health capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

We are directed by the state insurance departments’ solvency regulations to calculate required minimum capital and surplus based on insurance risk factors. The risk-based capital results are used by the National Association of Insurance Commissioners and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2004, both United Life Insurance Company and United Fire had statutory capital and surplus in regards to policyholders well in excess of their required levels.

The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $66,693,000 in dividend distributions to stockholders in 2005 without prior approval. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. We received no dividends from our subsidiaries in 2004, 2003 or 2002.

Note 9. Federal Income Tax

Federal income tax expense is composed of the following.

(Dollars in Thousands)

Years Ended December 31	2004	2003	2002
Current	$38,600	$16,901	$5,798
Deferred (benefit)	(2,608)	7,423	(531)

Total	$35,992	$24,324	$5,267

A reconciliation of income tax expense (computed at the applicable federal tax rate of 35 percent in 2004, 2003 and 2002, respectively) to the amount recorded in the Consolidated Financial Statements is as follows.

(Dollars in Thousands)

Years Ended December 31	2004	2003	2002
Computed expected income tax expense	$40,183	$27,965	$9,119
Reduction for tax-exempt municipal bond interest income	(3,263)	(2,813)	(3,091)
Reduction of nontaxable dividend income	(872)	(855)	(655)
Valuation allowance changes affecting federal income tax expense	518	—	—
Other, net	(574)	27	(106)

Federal income tax expense	$35,992	$24,324	$5,267

The significant components of the net deferred tax liability at December 31, 2004 and 2003, are as follows.

(Dollars in Thousands)

December 31	2004	2003
Deferred tax liabilities:
Deferred policy acquisition costs	$27,673	$26,265
Net unrealized appreciation on investment securities	70,137	64,926
Depreciation on assets	810	1,079
Net bond discount accretion and premium amortization	2,395	2,346
Pension	936	749
Miscellaneous	1,004	1,501

Gross deferred tax liability	$102,955	$96,866

Deferred tax assets:
Financial statement reserves in excess of income tax reserves	$28,872	$24,855
Unearned premium adjustment	15,113	14,756
Postretirement benefits other than pensions	4,547	4,152
Salvage and subrogation	1,374	1,240
Investment write-downs	7,681	9,555
Net operating loss carryforwards	7,290	7,838
Miscellaneous	2,315	1,948

Gross deferred tax assets	$67,192	$64,344
Valuation allowance	(7,844)	(7,838)

Deferred tax assets	$59,348	$56,506

Net deferred tax liability	$43,607	$40,360

As of December 31, 2004, we have a deferred tax asset for net operating loss carryforwards totaling $21,910,000, all of which were acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire from 2009 through 2018, of which carryforwards of $10,955,000 expire from 2009 through 2011. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2004, we recorded a valuation allowance of $7,844,000, of which $7,291,000 relates to these net operating loss carryforwards that can only be used to offset future income of the property and casualty insurance segment. As we have determined that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance has been recorded as a reduction to our intangible asset relating to agency relationships. These adjustments have resulted in the elimination of the carrying value of the intangible asset related to the acquisition of American Indemnity Financial Corporation. The remainder of these adjustments will be recognized through our consolidated statements of income as a reduction to current tax expense.

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2004, we had approximately $2,121,000 of untaxed “Policyholders’ Surplus” on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. The American Jobs Creation Act, passed on October 11, 2004 suspended the tax on distributions from the Policyholder Surplus Account of stock life insurance companies for tax years beginning after December 31, 2004 and before January 1, 2007. The Act also reversed the order of accounts from which distributions are deemed to occur during this time. Distributions occurring during 2005 and 2006 will be deemed to come first from Policyholder Surplus Accounts, then from Shareholder Surplus Accounts and then from other accounts. This provision would allow us to distribute the amount in our Policyholder Surplus account during 2005 and 2006 without being required to pay the related federal income tax.

Note 10. Employee Benefits

The two main employee benefit plans we offer are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

Noncontributory Defined Benefit Pension Plan

We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and met the hourly service requirements with the company. Under our pension plan, retirement benefits are primarily a function of the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute approximately $5,500,000 to the plan in 2005. At December 31, 2004, 62.5 percent of the plan assets was invested in common stock, 26.1 percent of the plan assets was invested in an annuity purchased from our life insurance company ($9,933,000), and the remainder of the plan assets was held in cash and cash equivalents. Eighteen percent of the plan assets was invested in our own common stock (202,058 shares with a market value of $6,811,000). Dividends on shares of United Fire common stock totaled approximately $85,000 during 2004. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

Employee/Retiree Health and Dental Benefit Plan

We offer a health and dental benefit plan to all of our eligible employees and retirees. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The plan provides health and dental benefits to our employees who are regularly scheduled to work for 24 or more hours per week and their covered dependents. Retired employees and their covered dependents are entitled to health and dental benefits, provided the retired employees have attained at least age 55 and have continuously participated in the employee plan for at least 10 consecutive years immediately prior to retirement. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the plan administrator within 365 days after the end of the calendar year in which the charges were incurred. The plan’s benefit obligation relates primarily to our postretirement benefit program.

Estimates and Assumptions used to determine benefit obligations and costs

The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets, and plan obligations at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit plan obligations. We annually establish the discount rate used to determine the present value of the plan benefit obligations as of December 31. The discount rate is an estimate of the interest rate at which the plan benefits could be effectively settled. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the plan benefit obligations. We estimate the duration of the weighted average period to maturity of the plan benefit obligations through actuarial techniques that project expected benefit payments. Another significant assumption utilized is the expected long-term rate of return on the invested pension plan assets. The expected long-term rate of return is an assumption as to the average rate of earnings expected on the pension plan funds invested or to be invested to provide for the settlement of benefits included in the projected pension benefit obligation. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. Annually, we perform an analysis of expected long-term rates of return based on the composition and allocation of our pension plan assets and recent economic conditions.

The following actuarial assumptions were used at December 31 to determine the reported plan benefit obligations.

Weighted-average assumptions as of	Pension benefits		Other benefits
December 31	2004	2003	2004	2003
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs.

Weighted-average assumptions as of	Pension benefits		Other benefits

January 1	2004	2003	2004	2003
Discount rate	6.50%	6.75%	6.50%	6.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following table provides a reconciliation of the changes in both plans’ benefit obligations and fair value of plan assets and a statement of the plan’s funded status for 2004 and 2003.

(Dollars in Thousands)
	Pension benefits		Other benefits
At December 31	2004	2003	2004	2003
Reconciliation of projected benefit obligation
Obligation at beginning of year	$34,840	$34,720	$13,537	$12,862
Service cost	1,953	1,815	644	764
Interest cost	2,577	2,307	816	840
Actuarial (gain) loss	9,353	(2,969)	(554)	(425)
Benefit payments and adjustments	(941)	(1,033)	(414)	(504)

Obligation at December 31	$47,782	$34,840	$14,029	$13,537

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$29,036	$22,669	$—	$—
Actual return on plan assets	5,173	3,481	—	—
Employer contributions	5,175	3,919	414	504
Benefit payments and adjustments	(941)	(1,033)	(414)	(504)

Fair value of plan assets at December 31	$38,443	$29,036	$—	$—

Funded status
Funded status at December 31	$(9,339)	$(5,804)	$(14,029)	$(13,537)
Unrecognized prior service cost	533	641	(244)	(159)
Unrecognized actuarial loss	10,601	4,388	1,369	1,924
Minimum pension liability adjustment	(1,932)	—	—	—

Accrued benefit cost	$(137)	$(775)	$(12,904)	$(11,772)

The accumulated pension benefit obligation was $39,112,000 and $27,812,000 at December 31, 2004 and 2003, respectively.

The following table provides the components of net periodic benefit cost for the plans for 2004, 2003 and 2002.

(Dollars in Thousands)
	Pension benefits			Other benefits
Years Ended December 31	2004	2003	2002	2004	2003	2002
Service cost	$1,953	$1,815	$1,429	$644	$764	$496
Interest cost	2,577	2,307	2,117	816	840	723
Expected return on plan assets	(2,555)	(1,979)	(1,787)	—	—	—
Amortization of prior service cost	108	107	108	87	87	87
Amortization of net (gain) loss	522	541	122	—	74	(3)

Net periodic benefit cost	$2,605	$2,791	$1,989	$1,547	$1,765	$1,303

The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately 11 years. This period represents the average remaining employee service period until the date of full eligibility.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became effective December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-2, the above measures of the postretirement benefit obligation and net periodic postretirement benefit cost have been adjusted for the provisions of this Act. For further discussion of this Act refer to Note 1.

For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2005. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2010 and remain at that level thereafter. For dental claims, a 4.75 percent annual rate of increase was assumed for 2005 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(Dollars in Thousands)
	1% Increase	1% Decrease
Effect of total of service and interest cost components of net periodic postretirement health care benefit cost	$301	$(238)
Effect on the health care component of the accumulated postretirement benefit obligation	2,432	(1,956)

The annual per capita contributions for the benefits provided to retired American Indemnity Financial Corporation employees are capped. As a result, increases in the assumed health care cost trend rate will have no significant effect on the accumulated postretirement benefit obligation or on the net periodic postretirement benefit cost related to these employees as of December 31, 2004.

At December 31, 2004, we have recorded a minimum pension liability of $1,932,000 (before tax), which represents the amount that we recognized to cover a $2,465,000 deficit occurring as a result of the fair value of plan assets being less than our accumulated benefit obligation. This deficit is comprised of the unfunded accumulated benefit obligation and prepaid pension costs. The amount of this deficit is offset by an intangible asset of $533,000 related to unrecognized prior service cost to arrive at the additional pretax minimum pension liability required to be recognized as a component of accumulated other comprehensive income in our Consolidated Financial Statements. We had no minimum pension liability as of December 31, 2003.

The following table summarizes the expected benefit payments to be made from our plans over the next ten years.

(Dollars in Thousands)	Pension Benefits	Other Benefits
2005	$1,464	$453
2006	1,516	496
2007	1,773	576
2008	2,013	647
2009	2,277	697
2010-2014	14,274	4,370

Other Benefit Plans

We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2004, 2003 and 2002, was $3,402,000, $3,545,000 and $1,320,000, respectively.

We also have an employee stock ownership plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining age 21. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2004, 2003 and 2002, the Employee Stock Ownership Plan owned 250,922, 252,412 and 252,432 shares of United Fire stock, respectively. Shares owned by the Employee Stock Ownership Plan are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $30,000, $300,000 and $90,000 in 2004, 2003 and 2002, respectively.

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The analysis below details the activity of our stock option plan for the years ended December 31, 2004, 2003 and 2002. Information on the options outstanding at December 31, 2004 is also presented. All information presented reflects the retroactive effects of our December 15, 2004 one-for-one stock dividend.

	2004		2003		2002
	Shares of Common Stock	Weighted- Average Price	Shares of Common Stock	Weighted -Average Price	Shares of Common Stock	Weighted -Average Price
Outstanding at beginning of year	197,392	$15.03	120,992	$14.06	62,542	$11.57
Granted	130,500	22.69	87,000	15.92	61,500	16.48
Exercised	(47,172)	13.25	(10,200)	11.12	(3,050)	11.81
Forfeited	(1,600)	13.27	(400)	13.06	—	—

Outstanding at end of year	279,120	$18.92	197,392	$15.03	120,992	$14.06

Options exercisable at year-end	27,020	$16.04	32,984	$13.55	18,576	$11.60
Weighted-average grant-date fair value of options granted during the year		$7.44		$5.42		$6.40

The weighted-average grant date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2004	2003	2002
Risk-free interest rate	3.72%	3.31%	4.36%
Expected option life (in years)	7.00	7.00	7.00
Expected dividends	$0.42	$0.39	$0.36
Expected volatility	32.06%	37.89%	40.15%

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted -Average Exercise Price	Number Exercisable at 12/31/04	Weighted -Average Exercise Price
$ 9.01 - 15	16,820	5.55	$11.21	3,920	$13.06
15.01 - 21	131,800	7.81	16.18	23,100	16.55
21.01 - 27	108,000	9.14	21.66	—	—
27.01 - 33	22,500	9.40	27.63	—	—

$ 9.01 - 33	279,120	8.32	$18.92	27,020	$16.04

We have elected to account for our stock options under Opinion No. 25 and its related interpretations. As such, no compensation cost is recognized because the exercise price of United Fire’s stock options is equal to the market price of the underlying stock on the date of the grant. If the stock options had been accounted for under Statement No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date.

In accordance with the disclosure requirements of Statement No. 123, the pro forma effects of recognizing compensation expense on net income and income per share, had we applied the fair value method of accounting for stock options is as follows:

(Dollars in Thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$78,817	$55,574	$20,786
Deduct compensation expense determined under the fair value based method for all awards, net of related tax effects	(227)	(131)	(63)

Pro forma net income	78,590	55,443	20,723
Basic EPS	$3.67	$2.53	$.88
Diluted EPS	3.33	2.36	.88

Note 11. Redeemable Preferred Stock

On May 6, 2002, we issued 2,760,000 shares of 6.375 percent convertible preferred stock, Series A at $25 per share. In connection with the preferred stock issuance, we collected net proceeds of $64,884,000. The preferred shares are non-voting. Dividends on the preferred stock are cumulative from the date of original issuance and are payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2002. During 2004 and 2003, we paid and accrued dividends of $4,399,000 on our preferred stock, compared with $2,871,000 in 2002. The preferred stock has a liquidation preference and redemption price of $25 per share.

Issuance costs in connection with our preferred stock offering totaled $4,116,000. We accrete these costs over a 12-year period. Through December 31, 2004, we have accreted $915,000 related to the preferred stock issuance costs. We review the accretion period annually to determine if we need to accelerate the accretion.

The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at a conversion price of $20.13 per share of common stock, which is equivalent to 1.242 shares of common stock for each share of preferred stock converted. This conversion price reflects our December 15, 2004 one-for-one common stock dividend. The conversion price is subject to adjustment upon the occurrence of certain events.

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

Note 12. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Note 1. We evaluate the two segments on both a statutory basis and GAAP basis. We analyze results based on profitability (i.e. loss ratios), expenses and return on equity. Because we sell all insurance domestically, we have no revenues allocable to foreign operations.

The property and casualty insurance segment markets most forms of commercial and personal property and casualty insurance products, including surety bonds and reinsurance. The business is generated through approximately 950 independent agencies and brokers in 41 states. The following states provided 55 percent of the direct premium volume in this segment in 2004: Texas (13.6%), Iowa (13.3%), Louisiana (11.1%), Colorado (8.8%) and Missouri (8.2%).

The life insurance segment underwrites and markets life (primarily universal life), annuity (primarily single premium fixed annuity) and credit life products to individuals and groups through approximately 1,110 independent agencies in 27 states. The following states provided more than 70 percent of the direct premium volume in this segment in 2004: Iowa (34.2%), Wisconsin (11.5%), Nebraska (10.2%), Illinois (8.3%) and Minnesota (7.4%).

Total revenue by segment includes sales to outside customers and inter-segment sales that are eliminated to arrive at the total revenues as reported in our Consolidated Statements of Income. We account for inter-segment sales on the same basis as sales to outside customers. The table on the following page sets forth certain data for each of our business segments reported on a GAAP basis and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for the years ended December 31, 2004, 2003 and 2002, are reported in the property and casualty insurance segment.

(Dollars in Thousands)

Year Ended December 31,	2004	2003	2002
Property and Casualty Insurance Segment
Revenues
Net premiums earned:
Fire and allied lines (1)	$156,486	$150,704	$131,642
Automobile	118,625	118,616	110,697
Other liability (2)	112,060	97,297	84,339
Workers’ compensation	35,792	34,231	31,137
Fidelity and surety	25,345	24,001	21,917
Reinsurance	7,758	9,270	8,815
Miscellaneous	822	847	866

Total net premiums earned	$456,888	$434,966	$389,413
Net investment income	29,151	27,435	27,869
Realized investment gains (losses)	2,709	1,283	(1,635)
Other income	—	1,706	1,730

Total reportable segments	$488,748	$465,390	$417,377

Intersegment eliminations	(723)	(109)	(125)

Total revenues	$488,025	$465,281	$417,252

Net income before income taxes
Revenues	$488,748	$465,390	$417,377
Benefits, losses and expenses	389,822	398,559	396,619

Total reportable segments	$98,926	$66,831	$20,758

Intersegment eliminations	(488)	115	93

Total net income before income taxes	$98,438	$66,946	$20,851

Income tax expense	30,364	19,929	3,378

Net income	$68,074	$47,017	$17,473

Assets
Total reportable segments	$1,283,340	$1,155,819	$997,324
Intersegment eliminations	(216,823)	(200,410)	(175,665)

Total assets	$1,066,517	$955,409	$821,659

Life Insurance Segment
Revenues
Net premiums earned:
Universal life	$9,606	$8,140	$10,007
Ordinary life	13,688	8,753	6,203
Accident and health	5,602	6,395	6,414
Annuities	2,423	1,229	166
Credit life	4,042	5,068	5,027
Group accident and health	277	268	274

Total net premiums earned	$35,638	$29,853	$28,091
Net investment income	82,345	81,109	77,809
Realized investment gains (losses)	1,941	(2,972)	(12,166)
Other income	300	135	109

Total reportable segments	$120,224	$108,125	$93,843

Intersegment eliminations	(124)	(121)	(218)

Total revenues	$120,100	$108,004	$93,625

Net income before income taxes
Revenues	$120,224	$108,125	$93,843
Benefits, losses and expenses	103,879	95,177	88,548

Total reportable segments	$16,345	$12,948	$5,295

Intersegment eliminations	26	4	(93)

Total net income before income taxes	$16,371	$12,952	$5,202

Income tax expense	5,628	4,395	1,889

Net income	$10,743	$8,557	$3,313

Assets	$1,503,870	$1,449,746	$1,337,816

Consolidated Totals
Total consolidated revenues	$608,125	$573,285	$510,877
Total consolidated net income	$78,817	$55,574	$20,786
Total consolidated assets	$2,570,387	$2,405,155	$2,159,475

(1)	“Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.
(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

Note 13. Quarterly Financial Information (Unaudited)

The following table sets forth our selected unaudited quarterly financial information. All per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

(Dollars in Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year ended December 31, 2004
Total revenues	$145,286	$149,589	$156,767	$156,483	$608,125

Net income	$18,471	$20,055	$21,685	$18,606	$78,817

Basic earnings per common share	$0.86	$0.94	$1.02	$0.86	$3.68

Diluted earnings per common share	$0.79	$0.85	$0.92	$0.79	$3.34

Year ended December 31, 2003
Total revenues	$134,876	$140,450	$146,101	$151,858	$573,285

Net income	$11,621	$12,973	$14,322	$16,658	$55,574

Basic earnings per common share	$0.52	$0.59	$0.66	$0.77	$2.53

Diluted earnings per common share	$0.50	$0.55	$0.61	$0.71	$2.36

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

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the appropriate conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock at the beginning of the reporting period. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. This was the case in our 2002 diluted earnings per share calculation. The preferred stock had a dilutive effect in both 2003 and 2004.

We determine the dilutive effect of our stock options outstanding using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation. The components of basic and diluted earnings per share are displayed in the following table. All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

(In thousands, except per share data)
Years Ended December 31	2004	2003	2002
Earnings available to common shareholders	$74,075	$50,832	$17,686
Weighted average common shares outstanding	20,115	20,077	20,074
Potentially dilutive common shares	3,516	3,449	19

Weighted average common and potential shares outstanding	23,631	23,526	20,093
Basic earnings per share	$3.68	$2.53	$0.88
Diluted earnings per share	3.34	2.36	0.88

Cash dividends per common share of $.42, $.39 and $.37 were declared in 2004, 2003 and 2002, respectively.

Note 15. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and the change in net unrealized gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized gains and losses. The following table sets forth the components of other comprehensive income, and the related tax effects, for the years ended December 31, 2004, 2003 and 2002.

(Dollars in Thousands)
	Amount Before Tax	Income Tax Effect	Amount Net of Taxes
2004
Minimum pension liability adjustment	$(1,932)	$676	$(1,256)
Net unrealized appreciation arising during the year	24,180	(8,463)	15,717
Adjustment for net realized gains included in income	(4,060)	1,421	(2,639)

Other comprehensive income	$18,188	$(6,366)	$11,822

2003
Minimum pension liability adjustment	$3,500	$(1,225)	$2,275
Net unrealized appreciation arising during the year	56,658	(19,830)	36,828
Adjustment for net realized losses included in income	1,691	(592)	1,099

Other comprehensive income	$61,849	$(21,647)	$40,202

2002
Minimum pension liability adjustment	$(2,951)	$1,225	$(1,726)
Net unrealized depreciation arising during the year	(9,567)	3,348	(6,219)
Adjustment for net realized losses included in income	13,801	(4,830)	8,971

Other comprehensive income	$1,283	$(257)	$1,026

Note 16. Lease Commitments

At December 31, 2004, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $2,355,000, $1,983,000 and $2,494,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, our future minimum rental payments are as follows (dollars in thousands).

2005	$4,144
2006	3,518
2007	3,144
2008	2,731
2009	2,345
Thereafter	11,454

Total	$27,336

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

United Fire & Casualty Company

We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index to Supplementary Schedules at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2005

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Fire & Casualty Company is responsible for establishing and maintaining adequate internal control over financial reporting. United Fire & Casualty Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. GAAP.

As of December 31, 2004, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2004, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Dated: February 28, 2005

/s/ John A. Rife
John A. Rife Chief Executive Officer

/s/ Kent G. Baker
Kent G. Baker Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

United Fire & Casualty Company

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Fire & Casualty Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire & Casualty Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Fire & Casualty Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of United Fire & Casualty Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 28, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2005

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Thousands)
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Under- writing Expenses	Interest on Policy- holders’ Accounts	Premiums Written
Year Ended December 31, 2004
Property and casualty	$47,344	$464,889	$219,835	$456,888	$29,018	$256,242	$98,579	$34,767	$—	$461,988
Life, accident and health (1)	41,879	1,255,708	10,429	35,403	82,456	28,765	12,384	6,193	56,386	29,111

Total	$89,223	$1,720,597	$230,264	$492,291	$111,474	$285,007	$110,963	$40,960	$56,386	$491,099

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.
Year Ended December 31, 2003
Property and casualty	$44,978	$427,047	$215,219	$434,966	$27,431	$271,609	$87,320	$39,406	$—	$450,483
Life, accident and health (1)	41,254	1,210,822	16,720	29,629	81,109	24,427	8,453	5,713	56,459	30,100

Total	$86,232	$1,637,869	$231,939	$464,595	$108,540	$296,036	$95,773	$45,119	$56,459	$480,583

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.
Year Ended December 31, 2002
Property and casualty	$36,570	$392,649	$202,611	$389,413	$27,744	$280,021	$70,764	$45,616	$—	$418,347
Life, accident and health (1)	53,821	1,128,749	17,357	27,873	77,809	21,667	8,905	6,116	51,735	28,478

Total	$90,391	$1,521,398	$219,968	$417,286	$105,553	$301,688	$79,669	$51,732	$51,735	$446,825

(1) Annuity deposits are included in future policy benefits, losses, claims, and loss expenses.

Amounts included herein are net of intercompany eliminations.

SCHEDULE IV. REINSURANCE

(Dollars in Thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2004
Life insurance in force	$4,172,288	$479,409	$17,010	$3,709,889
Premiums earned:
Property and casualty insurance	$474,094	$28,674	$11,468	$456,888	2.51%
Life, accident and health insurance	36,322	1,355	436	35,403	1.23

Total	$510,416	$30,029	$11,904	$492,291	2.42%

Year Ended December 31, 2003
Life insurance in force	$4,207,177	$445,985	$18,961	$3,780,153
Premiums earned:
Property and casualty insurance	$456,433	$34,289	$12,822	$434,966	2.95%
Life, accident and health insurance	30,660	1,340	309	29,629	1.04

Total	$487,093	$35,629	$13,131	$464,595	2.83%

Year Ended December 31, 2002
Life insurance in force	$4,173,893	$430,682	$9,351	$3,752,562
Premiums earned:
Property and casualty insurance	$411,176	$32,787	$11,024	$389,413	2.83%
Life, accident and health insurance	29,301	1,515	87	27,873.31

Total	$440,477	$34,302	$11,111	$417,286	2.66%

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands) Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Allowance for bad debts
Year ended December 31, 2004(1)	$598	$—	$26	$572
Year ended December 31, 2003(1)	757	—	159	598
Year ended December 31, 2002	615	142	—	757

Deferred tax asset valuation allowance (2)
Year ended December 31, 2004	$7,838	$553	$547	$7,844
Year ended December 31, 2003	8,386	—	548	7,838
Year ended December 31, 2002	8,934	—	548	8,386

(1)	Reversal of allowance due to subsequent collections.
(2)	Recorded primarily in connection with the purchase of American Indemnity Financial Corporation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in Thousands)							Claims and Claim Adjustment Expenses Incurred Related to
Affiliation with Registrant: United Fire and consolidated property and casualty subsidiaries	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Realized Investment Gains(Losses)	Net Investment Income			Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written

							Current Year	Prior Years
2004	$47,344	$464,889	$219,835	$456,888	$2,119	$29,018	$294,831	$(38,589)	$98,579	$219,702	$461,988

2003	$44,978	$427,047	$215,219	$434,966	$1,283	$27,431	$283,910	$(12,301)	$87,320	$228,758	$450,483

2002	$36,570	$392,649	$202,611	$389,413	$(1,635)	$27,744	$293,615	$(11,056)	$70,764	$252,580	$418,347

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 under the headings “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” respectively, and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Age (as of December 31, 2004), Present Position and Business Experience	Term as Director Expires	Served as Director Since
Scott McIntyre, Jr., 71, has served as Chairman of our Board of Directors since 1975. He has been employed by us in various capacities since 1954, including as President from 1966 to 1997 and as Chief Executive Officer from 1991 to 2000. He has agreed to be nominated as a director at our next annual meeting in 2005.	May 2005	1956

John A. Rife, 62, serves as our President and Chief Executive Officer. Mr. Rife began his employment with us in 1976. Mr. Rife was appointed our President in 1997 and our Chief Executive Officer in 2000. He has been President of United Life Insurance Company since 1984, and he also serves as President of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company since 1983.	May 2007	1998

Jack B. Evans, 56, serves as President of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa. He has served as its President since January 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to 1995. SCI Financial Group is a regional financial services firm providing brokerage, insurance and related services to its clients.	May 2006	1995

Christopher R. Drahozal, 43, is a Professor of Law at the University of Kansas School of Law, Lawrence, Kansas, where he has taught since 1994. Mr. Drahozal was an attorney in private practice in Washington, D.C. from 1991 until 1994. Mr. Drahozal is the son-in-law of Scott McIntyre, Jr.	May 2006	1997

Thomas W. Hanley, 53, is currently a teacher at Xavier High School, a Catholic high school in Cedar Rapids, Iowa. He began teaching full time in 2004. From 2002 until 2004 Mr. Hanley studied for his Master of Arts degree in Theology from Loras College in Dubuque, Iowa. From 1979 to April of 2003, Mr. Hanley was employed as a certified public accountant by McGladrey & Pullen, LLP, a Cedar Rapids, Iowa tax and accounting firm. Mr. Hanley served as a partner at McGladrey & Pullen, LLP from 1983 to January 2002.	May 2006	2003

Casey D. Mahon, 53, is an Adjunct Professor of Law at the University of Iowa College of Law, Iowa City, Iowa, where she has taught since 1998. Ms. Mahon was employed as Senior Vice President and General Counsel of McLeodUSA, Inc. from June 1993 until she retired in February 1998. McLeodUSA, Inc. provides integrated communications services. She has agreed to be nominated as a director at our next annual meeting in 2005.	May 2005	1993

George D. Milligan, 48, is the President of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group is a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital facilities.	May 2006	1999

Mary K. Quass, 54, is the President and Chief Executive Officer of NewRadio Group LLC, Cedar Rapids, Iowa. NewRadio Group LLC is a radio broadcasting group founded in August 2002. Ms. Quass is also President and Chief Executive Officer of Quass Communications LLC, a position she has held since 1998. Quass Communications LLC is a privately held investment company. From 1988 to 1998, Ms. Quass held the position of President and Chief Executive Officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications. Ms. Quass served as President and Chief Executive Officer of Central Star Communications, responsible for over 50 radio stations throughout the Midwest until she retired in 2000.	May 2007	1998

Byron G. Riley, 74, is an attorney with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa. He has practiced law with that law firm since 1981. Bradley & Riley PC provides legal services to us. He has agreed to be nominated as a director at our next annual meeting in 2005.	May 2005	1983

Kyle D. Skogman, 54, is President of Skogman Construction Co. of Iowa, a company that specializes in residential construction, primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990.	May 2007	2000

Frank S. Wilkinson, Jr., 65, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including Executive Vice President and director from 1993 to December 2000. He has agreed to be nominated as a director at our next annual meeting in 2005.	May 2005	2001

Executive Officers and Certain Significant Employees of United Fire

The following table sets forth information as of December 31, 2004, concerning the following executive officers and significant employees:

Name	Age	Position
Scott McIntyre, Jr.(1)	71	Chairman of our Board of Directors
John A. Rife (1)	62	President, Chief Executive Officer and Director
Randy A. Ramlo (1)	43	Executive Vice President
Richard B. Swain	47	Senior Vice President and Resident Vice President, Gulf Coast Regional Office
Michael T. Wilkins (1)	41	Senior Vice President, Corporate Administration
Kent G. Baker (1)	61	Vice President and Chief Financial Officer
John R. Cruise	63	Vice President, Reinsurance
Barrie W. Ernst (1)	50	Vice President and Chief Investment Officer
E. Dean Fick (1)(2)	60	Vice President and Chief Claims Officer
Shona Frese	60	Corporate Secretary
Samuel E. Hague (1)	53	Executive Vice President and Treasurer of United Life Insurance Company
David L. Hellen	52	Resident Vice President, Denver Regional Office
Wilburn J. Hollis	64	Vice President, Human Resources
E. Addison Hulit	65	Vice President, Great Lakes Regional Office
Robert B. Kenward	62	Vice President, Information Services
Geoff G. Lakis	45	Vice President, Surety
David A. Lange	47	Corporate Secretary and Surety Claims Manager
Dianne M. Lyons (1)	41	Vice President and Controller
Neal R. Scharmer (1)	48	Vice President and General Counsel
Galen E. Underwood	64	Treasurer
Stanley A. Wiebold	60	Vice President, Midwest Regional Office

(1)	Executive Officers
(2)	E. Dean Fick retired effective 12/31/2004. David E. Conner was named Vice President and Chief Claims Officer effective 01/01/2005.

A brief description of the business experience of these executive officers follows.

Scott McIntyre, Jr., Chairman of our Board of Directors, has served in that capacity since 1975. He has been employed by us in various capacities since 1954, including as President from 1966 to 1997 and as Chief Executive Officer from 1991 to 2000.

John A. Rife serves as our President and Chief Executive Officer. Mr. Rife began his employment with us in 1976. Mr. Rife was appointed our President in 1997 and our Chief Executive Officer in 2000. He has been President of United Life Insurance Company since 1984, and he also serves as President of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company since 1983.

Randy A. Ramlo, Executive Vice President, has served in that capacity since May 2004. Mr. Ramlo previously served as Vice President, Surety from November 2001 until May 2004. Mr. Ramlo previously worked as an Underwriting Manager in our Great Lakes Region. He has been employed by us since 1984.

Richard B. Swain is our Senior Vice President and also the Resident Vice President of our Gulf Coast Regional Office in Galveston, Texas. He has served as Senior Vice President since 1999 and as Resident Vice President since February 2003. Mr. Swain served as Vice President of Underwriting at Hastings Mutual Insurance Company, Hastings, Michigan from May 1998 to 1999. Hastings Mutual Insurance Company is a regional insurance company with a five-state Midwest marketing territory offering personal, business and farmowners property and casualty insurance products. He was previously employed by us as Resident Vice President in our Lincoln Regional Office from 1993 to 1998.

Michael T. Wilkins was appointed our Senior Vice President, Corporate Administration, in May 2004. He served as Vice President, Corporate Administration from August 2002 until May 2004 and as Resident Vice President in our Lincoln Regional Office from 1998 to 2002. Prior to 1998, he held various other positions within the company since joining us in 1985.

Kent G. Baker is Vice President and Chief Financial Officer. He has served us in that capacity since 1984.

John R. Cruise is Vice President, Reinsurance, a position he has held with us since 1987. Mr. Cruise has worked for us since 1971.

Barrie W. Ernst is Vice President and Chief Investment Officer. He joined us in August 2002. Previously, Mr. Ernst served as Senior Vice President of SCI Financial Group, Cedar Rapids, Iowa, where he worked from 1980 to 2002. SCI Financial Group is a regional financial services firm providing brokerage, insurance and related services to its customers.

E. Dean Fick served us as Vice President and Chief Claims Officer, from 1991 until his retirement, which was effective December 31, 2004.

Shona Frese is our Corporate Secretary, a position she has held since 1996. Ms. Frese has been employed by us in various capacities since 1966.

Samuel E. Hague is Executive Vice President and Treasurer of United Life Insurance Company, our life subsidiary, a position he has held since 1992.

David L. Hellen was appointed Resident Vice President of our Denver Regional Office in 1988. We have employed Mr. Hellen since 1975, with a brief seven-month interruption in service during 1981.

Wilburn J. Hollis is our Vice President, Human Resources, a position he has held since 1996.

E. Addison Hulit, has served as Vice President of our Great Lakes Regional Office since 1995. He has been employed by us since 1993.

Robert B. Kenward became our Vice President, Information Services in 1992. From 1978 to 1992, he held various positions within our Information Services department.

Geoffrey G. Lakis was named our Vice President, Surety in August 2004. Prior to joining us, Mr. Lakis served as Vice President of St. Paul Travelers, where he was employed from 1982 to 2004. St. Paul Travelers is a regional financial services firm providing insurance and related services to its customers.

David A. Lange has served as one of our Corporate Secretaries since 1997. Mr. Lange has also been a Surety Claims Manager since he began his employment with us in 1987.

Dianne M. Lyons was appointed Vice President in May 2003. She has been our Controller since 1999 and has been with us as an Accounting Manager and Financial Accountant since 1983.

Neal R. Scharmer has been our General Counsel since joining us in 1995. He was named a Vice President in May 2001.

Galen E. Underwood has served as our Treasurer since 1979. He has been our employee since 1963.

Stanley A. Wiebold is Vice President of our Midwest Regional Office, a position he has held since 1986. He has been our employee since 1975.

Audit Committee

We have a separately-designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgement. The Audit Committee is primarily concerned with the effectiveness of audits of United Fire & Casualty Company by its internal auditors and independent registered public accounting firm. Its duties consist of reviewing recommendations by the internal auditors and independent registered public accounting firm on accounting matters and internal controls; advising the Board on the scope of audits; reviewing United Fire’s annual financial statements and the accounting standards and principles followed; and appointment of independent auditors. The members of the Audit Committee are Thomas W. Hanley (Chair), Jack B. Evans, George D. Milligan, Mary K. Quass and Kyle D. Skogman.

Audit Committee Financial Expert

The Board of Directors has determined that Thomas W. Hanley is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics and Business Conduct

The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all United Fire & Casualty Company officers, directors and employees. Copies of the United Fire Group® Code of Ethics and Business Conduct can be obtained by writing to Investor Relations c/o United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909 or online at United Fire & Casualty Company’s investor relations website, www.unitedfiregroup.com/InvestorRelations. The Code of Ethics and Business Conduct establishes procedures regarding the reporting of a violation of the Code.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation includes the amount expensed for financial reporting purposes under our qualified profit-sharing—401(k) plan. All of our employees are eligible to participate after they have completed one hour of service with us and have attained twenty-one years of age. The plan is not integrated with Social Security and provides for employer contributions in such amounts as United Fire may annually determine. The benefit payable under the plan is equal to the vested account balance.

Executive compensation includes the amounts expensed for financial reporting purposes as contributions to our pension plan for the named individuals. The pension plan is a noncontributory plan that is integrated with Social Security. All of our employees are eligible to participate after they have completed one year of service and attained twenty-one years of age.

The pension plan owned 202,058 shares of United Fire common stock as of December 31, 2004, and has made deposits to an annuity fund, maintained by United Life Insurance Company, that is credited with compound interest on the average fund balance for the year. The interest rate is equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.

Our employee stock ownership plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan upon completion of one year of service and attaining age twenty-one. Contributions to this plan are made at the discretion of United Fire. These contributions are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of United Fire stock. As of December 31, 2004, 2003 and 2002, the Trustee owned 250,922, 242,412 and 252,432 shares of United Fire stock, respectively. We made contributions to the plan of $30,000, $300,000 and $90,000 in 2004, 2003 and 2002, respectively.

We have a nonqualified employee stock option plan, which authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. We grant options to attract and retain the best available persons for positions of substantial responsibility and to provide certain employees with an additional incentive to contribute to the success of United Fire and its subsidiaries. As of December 31, 2004, options for 341,542 shares of our common stock had been granted under the plan. Of these, options for 60,422 shares have been exercised.

The following table summarizes the compensation of our Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) for the last three years.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation (1)	Options Granted (2)
John A. Rife President/Chief Executive Officer, United Fire & Casualty Company, United Life Insurance Company, Lafayette Insurance Company, American Indemnity Financial Corporation and its subsidiaries Chief Executive Officer, Addison Insurance Company	2004 2003 2002	$385,000 350,000 310,000	(3) (3) (3)	$250,000 100,000 —	(4) (4)	$265,391 — —	20,000 10,000 10,000

Scott McIntyre, Jr. Chairman of the Board, United Fire & Casualty Company, its subsidiaries and affiliate	2004 2003 2002	$350,000 350,000 290,000	(3) (3) (3)	$125,000 50,000 —	(4) (4)	$149,165 149,652 53,998	20,000 10,000 10,000

Barrie W. Ernst Vice President, Chief Investment Officer United Fire & Casualty Company	2004 2003 2002	$195,000 185,000 72,917	(3) (6)	$50,700 48,100 5,250	(4) (5) (5)	$28,000 — —	2,000 2,000 20,000

E. Dean Fick Vice President, Chief Claims Officer United Fire & Casualty Company	2004 2003 2002	$189,574 161,000 156,000	(3)	$49,290 45,078 9,360	(4) (5) (5)	$2,334 — —	— 2,000 —

Richard B. Swain Senior Vice President United Fire & Casualty Company Executive Vice President, American Indemnity Financial Corporation and its subsidiaries	2004 2003 2002	$161,500 154,000 130,000	(3)	$38,760 47,973 22,900	(4) (5) (5)	$18,321 — —	2,000 1,000 —

Footnotes to summary compensation table:

(1) Regulations of the Securities and Exchange Commission require us to recognize as “other annual compensation” perquisites and other personal benefits that exceed the lesser of $50,000 or 10% of the named executive officers annual salary and bonus. Scott McIntyre, Jr. received perquisites during the last fiscal year relating to personal use of the corporate aircraft. Pursuant to Securities and Exchange Commission regulations, $77,575 is included in Scott McIntyre’s 2004 other annual compensation for personal aircraft usage. Mr. McIntyre’s 2004 other annual compensation also includes $71,590 related to his exercise of stock options at an exercise price less than the fair market value of the underlying stock at the date of exercise. The remainder of the executive officers listed above received other annual compensation related entirely to their exercise of stock options.

(2) Number of options received adjusted for one-for-one stock dividend distributed on December 15, 2004.

(3) Recommended by the Compensation Committee and approved by the independent directors in February of each year.

(4) Recommended by the Compensation Committee and approved by the independent directors for performance during the year shown.

(5) Determined and earned for each year shown in accordance with the bonus plan for salaried employees based on United Fire & Casualty Company’s performance for that year.

(6) Mr. Ernst was hired on August 1, 2002. Figures shown in 2002 for Mr. Ernst represent partial year employment from August 1, 2002 to December 31, 2002.

Compensation Committee

Our Compensation Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their exercise of independent judgment. Our Compensation Committee is responsible for recommending to the Board of Directors the salary and bonus of the Chairman, President, and certain other executive officers (including Financial Officers). In determining salary and bonus recommendations, the Compensation Committee considers factors such as earnings, underwriting ratios, return on equity, growth in shareholder value and salaries and bonuses paid to comparable executives in the insurance industry and in other similarly sized companies in Iowa.

Scott McIntyre, Jr., Chairman, and John A. Rife, President/Chief Executive Officer, do not serve as directors or as members of a compensation committee of another entity (other than our subsidiaries) that also has an executive officer or a director that is a member of United Fire & Casualty Company’s Board of Directors.

Aggregate Option Exercises in 2004 and Year-End Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Rife	22,362	$265,391	—	40,000	$—	$635,060
Scott McIntyre, Jr.	8,000	71,590	2,000	40,000	35,720	635,060
Barrie W. Ernst	2,000	28,000	6,400	15,600	103,204	244,796
E. Dean Fick	400	2,334	—	1,600	—	28,576
Richard B. Swain	1,200	18,321	—	2,800	—	39,420

Grants in 2004

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price $/Share	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation for Option Term
Name					5%	10%
John A. Rife	20,000	19%	21.66	February, 2014	$272,437	$690,409
Scott McIntyre, Jr.	20,000	19%	21.66	February, 2014	272,437	690,409
Barrie W. Ernst	2,000	2%	21.66	February, 2014	27,244	69,041
E. Dean Fick	—	—	—	N/A	—	—
Richard B. Swain	2,000	2%	21.66	February, 2014	27,244	69,041

Pension Plan Table

	Years of Service
Salary	15	20	25	30	35
$100,000	$22,779	$30,372	$37,965	$45,557	$53,150
110,000	25,404	33,872	42,340	50,807	59,275
135,000	31,966	42,622	53,277	63,932	74,588
150,000	35,904	47,872	59,840	71,807	83,775
170,000	41,154	54,872	68,590	82,307	96,025
200,000	49,029	65,372	81,715	98,057	114,400

2004 pension benefit factors:
Covered Compensation:	$46,284
Taxable Wage Base:	87,900
Maximum Eligible Compensation:	205,000
Maximum Annual Benefit Payable:	165,000

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

Covered Compensation is the average of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) social security retirement age. The covered compensation figure shown above is for an individual reaching the social security retirement age in 2004.

The credited years of service on December 31, 2004 for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 28 years; Mr. Fick, 14 years; Mr. Ernst, 2 years; and Mr. Swain, 11 years. The annual compensation limit allowed by the Internal Revenue Service in 2004 to calculate average annual earnings for the annual retirement benefit is $205,000. This limit is adjusted each year based on the Consumer Price Index.

Director Compensation

Non-employee directors are paid a fee of $1,000 per meeting attended, plus direct expenses, for attendance at director meetings. When there are committee meetings, a non-employee director serving on a committee receives an additional $1,000 for each audit committee meeting attended and an additional $500 for each compensation committee meeting attended. An annual retainer of $10,000 is paid to each non-employee director with the exception of the Vice Chair and the Audit Committee Chair, who each receive an annual retainer of $15,000. In the past, we have granted options to directors. At December 31, 2004, we have no director stock option plan in effect.

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index and SNL Property & Casualty Insurance Index assuming an investment of $100 in each of the above at their closing prices on December 31, 1999, and reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners.

The following table sets forth information as of February 1, 2005, with respect to ownership of United Fire’s $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Scott McIntyre, Jr. (1)	2222 First Avenue NE, Apt. 1004 Cedar Rapids, Iowa 52402	5,229,800	25.98%

Joseph H. Moss (2)	210 Interstate N. Parkway, Ste. 700 Atlanta, Georgia 30339	1,224,990	6.08%

(1)	Includes 640 shares owned by Mr. McIntyre individually; 2,224,602 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 1,117,706 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 1,066,490 shares owned by the Trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 110,180 shares owned by the McIntyre Foundation for which Mr. McIntyre serves as President and one of four directors; 3,182 shares owned by Mr. McIntyre’s wife; and 14,000 options that are exercisable on or before sixty (60) days from the date of this report.
(2)	Based on Schedule 13-D/A filed with the Securities and Exchange Commission on February 9, 2004.

(b) Security ownership of management and principal stockholders.

The following table sets forth certain information regarding the beneficial ownership of our $3.33 1/3 par value common stock and our 6.375 percent convertible preferred stock, series A, as of February 1, 2005, with respect to each of our directors and certain of our executive officers and all of our directors and executive officers, as a group.

As of February 1, 2005, we had 20,132,556 shares of $3.33 1/3 par value common stock and 2,759,600 shares of 6.375 percent convertible preferred stock, series A, outstanding. Except as otherwise indicated, each of the stockholders listed in the following table has sole voting and investment power over the shares beneficially owned.

Name	Number of $3.33 1/3 Par Value Common Shares (1)		Percentage of Class	Number of 6.375% Series A, Preferred Shares (1)	Percentage of Class
Christopher R. Drahozal	406,612	(2)	2.02%	–	*
Barrie W. Ernst	9,300	(3)	*	–	*
Jack B. Evans	12,122	(4)	*	3,000.11%
E. Dean Fick	1,600	(5)	*	–	*
Thomas W. Hanley	603	(6)	*	–	*
Casey D. Mahon	5,400	(7)	*	2,000	*
Scott McIntyre, Jr.	5,229,800	(8)	25.98%	4,000.14%
George D. Milligan	2,009	(9)	*	1,000	*
Mary K. Quass	2,600	(10)	*	–	*
John A. Rife	26,578	(11)	.13%	600	*
Byron G. Riley	5,012	(12)	*	1,000	*
Kyle D. Skogman	5,600	(13)	*	–	*
Richard B. Swain	600	(14)	*	–	*
Frank S. Wilkinson, Jr.	1,200	(15)	*	800	*
All directors and officers as a group (includes 47 persons)	5,607,540		27.85%	13,000.47%

*	Represents less than .1%

Footnotes

(1)	Except as otherwise indicated, each person named above has sole investment power (and in the case of common stock has sole voting power) with respect to the number of shares indicated. The inclusion herein of any shares as beneficially owned does not constitute admission of beneficial ownership.

(2)	Includes 674 shares owned jointly by Mr. Drahozal and his wife; 176,634 shares owned individually by Mr. Drahozal’s wife; 67,100 shares held for Mr. Drahozal’s minor children; 50,624 shares owned by a trust for which Mr. Drahozal’s wife is one of two trustees; 110,180 shares owned by the McIntyre Foundation, for which Mr. Drahozal’s wife serves as one of four directors; and 1,400 stock options that are exercisable by Mr. Drahozal on or before sixty (60) days from the date of this report. Mr. Drahozal is Scott McIntyre, Jr.’s son-in-law.

(3)	Includes 1,936 shares owned in a 401(k) account for Mr. Ernst’s benefit; 164 shares owned for the benefit of Mr. Ernst’s daughter; and 7,200 stock options that are exercisable by Mr. Ernst on or before sixty (60) days from the date of this report.

(4)	Includes 200 shares owned individually by Mr. Evans; 8,024 shares owned in an IRA account for Mr. Evans’ benefit; 2,024 shares owned in an IRA account for the benefit of Mr. Evans’ wife; 674 shares owned for the benefit of Mr. Evans’ son; and 1,200 stock options that are exercisable by Mr. Evans on or before sixty (60) days from the date of this report.

(5)	Represents 1,600 stock options that are exercisable by Mr. Fick on or before sixty (60) days from the date of this report.

(6)	Includes 203 shares owned individually by Mr. Hanley and 400 stock options that are exercisable by Mr. Hanley on or before sixty (60) days from the date of this report.

(7)	Includes 4,000 shares owned individually by Ms. Mahon; 1,000 shares owned in an IRA account for Ms. Mahon’s benefit; and 400 stock options that are exercisable by Ms. Mahon on or before sixty (60) days from the date of this report.

(8)	Includes 640 shares owned by Mr. McIntyre individually; 2,224,602 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 1,117,706 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 1,066,490 shares owned by the Trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 110,180 shares owned by the McIntyre Foundation for which Mr. McIntyre serves as President and one of four directors; 3,182 shares owned by Mr. McIntyre’s wife; and 14,000 options that are exercisable by Mr. McIntyre on or before sixty (60) days from the date of this report.

(9)	Includes 809 shares owned individually by Mr. Milligan and 1,200 stock options that are exercisable by Mr. Milligan on or before sixty (60) days from the date of this report.

(10)	Includes 1,200 shares owned individually by Ms. Quass and 1,400 stock options that are exercisable by Ms. Quass on or before sixty (60) days from the date of this report.

(11)	Includes 50 shares owned individually by Mr. Rife; 3,006 shares owned jointly by Mr. Rife and his wife; 11,522 shares owned jointly by Mr. Rife and his wife in a brokerage account; and 12,000 stock options that are exercisable by Mr. Rife on or before sixty (60) days from the date of this report.

(12)	Includes 3,812 shares owned in a trust for Mr. Riley’s benefit and 1,200 stock options that are exercisable by Mr. Riley on or before sixty (60) days from the date of this report.

(13)	Includes 470 shares owned individually by Mr. Skogman and 5,130 shares owned jointly by Mr. Skogman and his wife. Mr. Skogman currently has no options that are exercisable on or before sixty (60) days from the date of this report.

(14)	Represents 600 stock options that are exercisable by Mr. Swain on or before sixty (60) days from the date of this report.

(15)	Includes 400 shares owned individually by Mr. Wilkinson and 800 stock options that are exercisable by Mr. Wilkinson on or before sixty (60) days from the date of this report.

Securities authorized for issuance under equity compensation plans

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

Options outstanding and options available for future grant under our equity compensation plans at December 31, 2004 are displayed on the following page:

	Number of securities to be issued upon exercise of options outstanding	Weighted- average exercise price	Number of securities remaining available for future issuance under plan
Equity Compensation Plans Approved by Shareholders:
-None-	—	—	—
Equity Compensation Plans Not Approved by Shareholders:
Nonqualified Employee Stock Option Plan	279,120	$18.92	720,880

Total	279,120	$18.92	720,880

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Byron G. Riley, a director, is a lawyer with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa, which provided legal services to us during 2004, for which we paid fees totaling $223,357. Bradley & Riley PC will continue to provide legal services to us in 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Ernst & Young LLP, as well as the fees charged by Ernst & Young LLP for such services. In its review of non-audit service fees and its appointment of Ernst & Young LLP as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence. The Audit Committee pre-approved all of the services provided and fees charged by Ernst & Young LLP in 2004.

The following is a summary of the fees billed to United Fire by Ernst & Young LLP for professional services rendered for the years ended December 31, 2004 and 2003:

Fee Category	2004	2003
Audit Fees (1)	$729,000	$456,500
Audit-Related Fees (2)	34,540	44,000
Tax Fees (3)	—	12,250
All Other Fees (4)	—	—

Total Fees	$763,540	$512,750

(1)	Audit Fees. Audit Fees consist of fees billed for professional services rendered for the audit of United Fire & Casualty Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or engagements. The 2003 fees reported include $456,500 billed to us by Ernst & Young LLP for the 2003 audit. The 2004 fees reported include $729,000 billed, or expected to be billed, to us by Ernst & Young LLP for the 2004 audit.
(2)	Audit-Related Fees. Audit-Related Fees reported for 2004 and 2003 include fees billed for professional services rendered for the audit of United Fire’s employee benefit plans, including the United-Lafayette 401(k) Profit-Sharing Plan and the United Pension Plan, and fees billed for advisory work related to Sarbanes-Oxley Act compliance issues.
(3)	Tax Fees. Tax Fees reported for 2003 include fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees. There were no other fees paid to Ernst & Young LLP for professional services rendered during 2004 or 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page
(a) 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2004 and 2003		33
	Consolidated Statements of Income for the three years ended December 31, 2004		34
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004		35
	Consolidated Statements of Cash Flows for the three years ended December 31, 2004		36
	Notes to Consolidated Financial Statements		37

2.	Financial Statement Schedules:
	Schedule III: Supplementary Insurance Information		64
	Schedule IV: Reinsurance Schedule		65
	Schedule V: Valuation and Qualifying Accounts		66
	Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations		67

3.	Exhibits
	3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)
	3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)
	3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997
	10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998
	10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997
	10.3	United-Lafayette 401(k) Profit-Sharing Plan, incorporated by reference from Registrant’s Form S-8
		Registration Statement, filed with the Commission on July 15, 2003
	12	Statement regarding computation of ratios of earnings to fixed charges
	21	Subsidiaries of the registrant
	23	Consent of Ernst & Young LLP, independent auditors
	31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

By	/s/ John A. Rife
John A. Rife, President, Chief Executive Officer and Director

Date	02/18/05

By	/s/ Kent G. Baker
Kent G. Baker, Vice President and Chief Financial Officer

Date	02/18/05

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Scott McIntyre, Jr.	By	/s/ Kyle D. Skogman
	Scott McIntyre, Jr., Chairman and Director		Kyle D. Skogman, Director

Date	02/18/05	Date	02/18/05

By	/s/ George D. Milligan	By	/s/ Casey D. Mahon
	George D. Milligan, Director		Casey D. Mahon, Director

Date	02/18/05	Date	02/18/05

By	/s/ Thomas W. Hanley	By	/s/ Jack B. Evans
	Thomas W. Hanley, Director		Jack B. Evans, Vice Chairman and Director

Date	02/18/05	Date	02/18/05

By	/s/ Mary K. Quass	By	/s/ Frank S. Wilkinson, Jr.
	Mary K. Quass, Director		Frank S. Wilkinson, Jr., Director

Date	02/18/05	Date	02/18/05

By	/s/ Christopher R. Drahozal
Christopher R. Drahozal, Director

Date	02/18/05

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2004 and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act.