Form 10-Q
period 2005-03-31
UNITED FIRE & CASUALTY CO
filed 2005-05-06
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005, 21,354,399 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data and Number of Shares)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $87,778 in 2005 and $92,659 in 2004)	$83,690	$87,480
Available-for-sale, at fair value (amortized cost $1,658,568 in 2005 and $1,542,015 in 2004)	1,716,982	1,633,579
Equity securities, at fair value (cost $47,021 in 2005 and $45,417 in 2004)	149,616	154,481
Trading securities, at fair value (amortized cost $11,671 in 2005 and $10,044 in 2004)	12,030	10,518
Mortgage loans	24,938	25,357
Policy loans	8,125	8,222
Other long-term investments	7,097	6,902
Short-term investments	34,790	37,721

	$2,037,268	$1,964,260

Cash and Cash Equivalents	$232,086	$305,575
Accrued Investment Income	27,836	27,168
Premiums Receivable	121,634	118,764
Deferred Policy Acquisition Costs	104,369	89,223
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $30,027 in 2005 and $30,959 in 2004)	12,260	12,942
Reinsurance Receivables and Recoverables	35,094	32,485
Prepaid Reinsurance Premiums	3,097	3,122
Other Assets	19,160	16,848

TOTAL ASSETS	$2,592,804	$2,570,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$458,019	$464,889
Life insurance	1,271,925	1,255,708
Unearned premiums	231,498	230,264
Accrued expenses and other liabilities	50,861	56,809
Income taxes payable	14,048	1,111
Deferred income taxes	34,797	43,607

TOTAL LIABILITIES	$2,061,148	$2,052,388

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value	$61,997	$65,789
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 30,000,000 shares; 20,353,766 shares issued and outstanding in 2005 and 20,132,556 shares issued and outstanding in 2004	$67,956	$67,109
Additional paid-in capital	11,398	7,796
Retained earnings	303,671	274,846
Accumulated other comprehensive income, net of tax	86,634	102,459

TOTAL STOCKHOLDERS’ EQUITY	$469,659	$452,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,592,804	$2,570,387

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Three months ended March 31,
	2005	2004
Revenues
Net premiums earned	$122,696	$118,387
Investment income, net of investment expenses	28,761	26,530
Realized investment gains	1,828	321
Other income	92	48

	153,377	145,286

Benefits, Losses and Expenses
Losses and settlement expenses	49,828	64,080
Increase in liability for future policy benefits	3,919	2,076
Amortization of deferred policy acquisition costs	27,507	27,109
Other underwriting expenses	10,679	10,918
Interest on policyholders’ accounts	14,085	14,310

	106,018	118,493

Income before income taxes	47,359	26,793
Federal income tax expense	14,759	8,322

Net income	$32,600	$18,471
Less preferred stock dividends and accretions	1,357	1,185

Earnings available to common shareholders	$31,243	$17,286

Weighted average common shares outstanding (1)	20,156,708	20,096,334

Basic earnings per common share (1)	$1.55	$0.86

Diluted earnings per common share (1)	$1.38	$0.79

Cash dividends declared per common share (1)	$0.12	$0.10

(1)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three months ended March 31,
	2005	2004
Cash Flows From Operating Activities
Net income	$32,600	$18,471

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond discount accretion	$226	$(82)
Depreciation and amortization	913	1,000
Realized investment gains	(1,828)	(321)
Net cash flows from trading investments	(1,425)	1,500
Deferred income tax expense	260	115
Changes in:
Accrued investment income	(668)	852
Premiums receivable	(2,870)	(4,378)
Deferred policy acquisition costs	87	1,280
Reinsurance receivables	(2,609)	(64)
Prepaid reinsurance premiums	25	(10)
Income taxes receivable	—	4,574
Other assets	(2,288)	3,256
Future policy benefits and losses, claims and settlement expenses	840	12,215
Unearned premiums	1,234	4,714
Accrued expenses and other liabilities	(5,936)	(5,281)
Income taxes payable	13,047	3,921
Deferred income taxes	(549)	—
Other, net	353	1,162

Total adjustments	$(1,188)	$24,453

Net cash provided by operating activities	$31,412	$42,924

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$—	$4,288
Proceeds from call and maturity of held-to-maturity investments	3,816	11,412
Proceeds from call and maturity of available-for-sale investments	71,081	46,445
Proceeds from short-term and other investments	9,061	2,445
Purchase of available-for-sale investments	(187,412)	(84,601)
Purchase of short-term and other investments	(6,457)	(7,664)
Net purchases and sales of property and equipment	(234)	(578)

Net cash used in investing activities	$(110,145)	$(28,253)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$33,170	$28,427
Withdrawals from investment and universal life contracts	(24,663)	(21,499)
Issuance of common stock pursuant to stock option exercises	254	305
Payment of cash dividends	(3,517)	(3,111)

Net cash provided by financing activities	$5,244	$4,122

Net Change in Cash and Cash Equivalents	$(73,489)	$18,793
Cash and Cash Equivalents at Beginning of Year	305,575	265,064

Cash and Cash Equivalents at End of Year	$232,086	$283,857

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004. The review report of Ernst & Young LLP as of and for the three-month periods ending March 31, 2005 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying Consolidated Financial Statements on the basis of GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include the valuation of investments, the valuation of reserves for losses, claims and settlement expenses, the valuation of reserves for future policy benefits, the calculation of deferred policy acquisition costs, and the valuation of pension and post-retirement benefit obligations.

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $2.0 million for the three-month period ended March 31, 2005, compared to none for the three-month period ended March 31, 2004. We made no significant payments of interest for the three month periods ended March 31, 2005 and 2004, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under Statement No. 123 no longer will be an alternative to financial statement recognition. Statement No. 123(R) was originally effective for the first reporting period beginning after June 15, 2005, with early adoption allowed. On April 14, 2005, the Securities and Exchange Commission announced that for calendar year companies, the effective date of Statement No. 123(R) will be deferred until January 1, 2006.

The transition methods for adopting Statement No. 123(R) include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock that exist upon the adoption of Statement No. 123(R). Under the modified-retroactive method, prior periods may be restated for the recognition of compensation expense either as of the beginning of the year of adoption or for all periods presented. We are currently evaluating the requirements of Statement No. 123(R) and expect that the adoption of Statement No. 123(R) will not have a material impact on our Consolidated Financial Statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. Through March 31, 2005 we have granted options for 462,042 shares of United Fire common stock, of which options for 79,872 shares have been exercised. Pursuant to Statement No. 123, we elected to apply Accounting Principles Board Opinion No. 25, and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. If the stock options had been accounted for under Statement No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date. We have determined that the unrecognized compensation expense for the three-month periods ended March 31, 2005 and 2004 determined upon application of Statement No. 123 has an immaterial impact on the net income and earnings per share as reported in our Consolidated Financial Statements.

In accordance with the disclosure requirements of Statement No. 123, the pro forma effects of recognizing compensation expense on net income and income per share, had we applied the fair value method of accounting for stock options is as follows:

	Three months ended March 31,
(Dollars in Thousands, except per share amounts)	2005	2004
Net income, as reported	$32,600	$18,471
Deduct compensation expense determined under the fair value based method for all awards, net of related tax effects	(84)	(47)

Pro forma net income	32,516	18,424
Basic EPS	$1.55	$.86
Diluted EPS	1.38	.79

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

Net periodic pension cost totaled $.6 million for the first quarter of 2005, compared to $.7 million for the first quarter of 2004. Net periodic postretirement benefit cost totaled $.4 million for the first quarter of 2005 and 2004. Due to the timing of the completion of our annual benefit plan valuations by our benefit actuary, these first quarter benefit costs are estimates. Upon receipt of the current year benefit plan valuations, we update the current year benefit expenses accordingly. We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $5.5 million to our pension plan in 2005. In the first three months of 2005, we contributed $.8 million to the pension plan. We do not anticipate that the total contribution for 2005 will vary significantly from the expected contribution.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Our property and casualty insurance segment conducts business from our home office in Cedar Rapids, Iowa and from two other locations. All three locations are aggregated because they target a similar customer base, market the same products and use the same marketing strategies. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance products are sold only domestically, we allocate no revenue to foreign operations. Our management evaluates the two segments both on the basis of accounting practices prescribed by our states of domicile and on the basis of GAAP. We analyze results based on a variety of factors, including profitability, expenses and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2004.

We report the following analysis on the basis of GAAP. We have reconciled the analysis to our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2005

Net premiums earned	$113,455	$9,301	$122,756
Investment income, net of investment expenses	8,073	20,646	28,719
Realized investment gains	1,548	280	1,828
Other income	—	92	92

Revenues	$123,076	$30,319	$153,395

Inter-segment Eliminations	(33)	15	(18)

Total Revenues	$123,043	$30,334	$153,377

Net Income	$31,008	$1,592	$32,600

Assets	$1,084,326	$1,508,478	$2,592,804

Three Months Ended March 31, 2004

Net premiums earned	$110,696	$7,751	$118,447
Investment income, net of investment expenses	6,481	20,056	26,537
Realized investment gains (losses)	733	(412)	321
Other income	—	48	48

Revenues	$117,910	$27,443	$145,353

Inter-segment Eliminations	(33)	(34)	(67)

Total Revenues	$117,877	$27,409	$145,286

Net Income	$17,537	$934	$18,471

Assets	$969,229	$1,485,085	$2,454,314

Note 6. Trading Securities

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a market value of $12.0 million at March 31, 2005, compared to $10.5 million at December 31, 2004.

Note 7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $16.8 million and $25.9 million for the three months ended March 31, 2005 and 2004, respectively.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing earnings available to common stockholders (net income or loss less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock and our outstanding stock options.

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares outstanding by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred stock dividends and accretions to reflect the assumed conversion to common stock of all the convertible preferred stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The effect of the if-converted method was dilutive for the three-month periods ended March 31, 2005 and 2004, and was therefore included in the respective calculations of diluted earnings per share.

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

(In thousands, except per share data)	Three months ended March 31,
	2005	2004
Net income	$32,600	$18,471
Earnings available to common shareholders	31,243	17,286
Weighted average common shares outstanding	20,157	20,096
Potentially dilutive common shares	3,427	3,490

Weighted average common and potential shares outstanding	23,584	23,586

Basic earnings per common share	$1.55	$.86
Diluted earnings per common share	1.38	.79

Note 9. Subsequent Events

At a special meeting on April 8, 2005, the Board of Directors voted unanimously to redeem our 6.375% Convertible Preferred Stock, Series A (“Preferred Stock”). According to its terms, the Preferred Stock may be redeemed at our option any time after May 15, 2005. The Board has set Monday, May 16, 2005 as the Redemption Date. On the Redemption Date, we will redeem any shares of Preferred Stock not previously converted to common stock by holders of Preferred Stock. The Redemption Price is $26.02 per share (the liquidation preference of $25; plus accrued and unpaid dividends through, but excluding, May 16, 2005 of $.27; plus a premium of $.75, which is three percent (3%) of the liquidation preference). The current conversion price of our Preferred Stock is $20.13 per share. The current conversion rate of our Preferred Stock is 1.242 shares of common stock for each share of Preferred Stock. Holders of shares of Preferred Stock may convert them at any time prior to 5:00 p.m., Central Daylight Time, on Friday, May 13, 2005.

During the first quarter of 2005, 162,449 shares of preferred stock were converted into common stock, with 2,597,151 shares of preferred stock outstanding at March 31, 2005. Subsequent to quarter end, 797,245 shares of preferred stock have been converted into common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2005, and the related consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 5, 2005

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred acquisition cost asset, and the valuation of pension and post-retirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

United Fire operates property and casualty and life insurance businesses, marketing its products through independent agents. Although it maintains a broad geographic presence that includes most of the United States, more than half of its property and casualty premiums and more than two-thirds of its life insurance premiums are written in five states. We have historically focused on our core property and casualty commercial lines. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

Our first quarter 2005 earnings were marked by exceptional property and casualty underwriting results. These results were driven primarily by a 12 percent decrease in claim counts as compared to the first quarter of 2004. While encouraged by this performance, we are mindful of the approaching Midwest storm and Atlantic hurricane seasons, which generally produce increased claims activity. Increased premiums earned also contributed to the improved underwriting results. The growth in net premiums earned achieved during 2005 is attributable to pricing and other underwriting initiatives that we pursued in recent years.

In an increasingly competitive insurance marketplace characterized by decreasing premium rates, we feel it is important that we remain resolute in our philosophy of practicing disciplined underwriting. We feel this philosophy is reflected in our continued strong results. Despite the tightening market conditions, we achieved a 3 percent increase in our commercial lines premiums written (excluding surety) in the first quarter of 2005 as compared to the first quarter of 2004. The main challenge in 2005 continues to be retention and acquisition of quality business while offering pricing that is adequate yet competitive for the risk.

Our life insurance segment’s total annuity deposits and life insurance premiums increased by nearly 39 percent. We periodically re-evaluate our product line to ensure that we’re offering innovative products to meet the needs of our agents’ customers, and we are hopeful that new product developments will result in additional improvements in sales throughout the year.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended March 31,
Financial Results (In thousands, except per share data)	2005	2004
Total revenues	$153,377	$145,286
Net income	$32,600	$18,471
Book value per common share	$23.07	$19.74
Basic earnings per common share	$1.55	$0.86
Diluted earnings per common share	$1.38	$0.79

All per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

First quarter 2005 net income totaled $32.6 million, or $1.55 per share (after providing for the dividend on convertible preferred stock), which includes net realized investment gains (before tax) of $1.8 million. Net income for the first quarter of 2004 was $18.5 million, or $.86 per share (after providing for the dividend on convertible preferred stock), which included net realized investment gains (before tax) of $.3 million. First quarter diluted earnings were $1.38 per share and $.79 per share for 2005 and 2004, respectively. We achieved improvement in first quarter net income primarily as a result of a decrease in non-catastrophe claims.

Total revenues were $153.4 million in the first quarter of 2005, an increase of $8.1 million, or 5.6 percent, over the first quarter of 2004. Net premiums earned increased 3.6 percent to $122.7 million in the first quarter of 2005, compared to $118.4 million in the first quarter of 2004. Net realized investment gains were $1.8 million in the first quarter of 2005, compared to $.3 million in the first quarter of 2004. Investment income was $28.8 million in the first quarter of 2005 compared to $26.5 million in the first quarter of 2004.

Pre-tax catastrophe losses, net of reinsurance, of $.4 million for the first quarter of 2005 added .4 points to the combined ratio, resulting in a reduction in after-tax earnings of $.01 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $.3 million for the first quarter of 2004 added .2 points to the combined ratio, resulting in a reduction in after-tax earnings of $.01 per share.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended March 31,
(In thousands)	2005	2004
Net premiums written	$116,430	$116,483

Net premiums earned	$113,455	$110,696
Losses and settlement expenses	44,876	58,886
Amortization of deferred policy acquisition costs	24,430	24,391
Other underwriting expenses	8,826	9,242

Underwriting income	$35,323	$18,177
Investment income, net	$8,040	$6,448
Realized investment gains	$1,548	$733

Income before income taxes	$44,911	$25,358

Ratios:
Net loss ratio	39.6%	53.2%
Expense ratio	29.3%	30.4%

Combined ratio	68.9%	83.6%
Combined ratio (without catastrophes)	68.5%	83.4%

In the first quarter of 2005, our property and casualty insurance segment’s pre-tax income was $44.9 million, compared to $25.4 million in the first quarter of 2004. This improvement is attributable primarily to a significant decrease in non-catastrophe claims. In addition, we experienced improvement in premiums earned, investment income and realized investment gains.

Net premiums written in the first quarter of 2005 were $116.4 million compared to $116.5 million in the first quarter of 2004. Net premiums earned in the first quarter of 2005 were $113.5 million compared to $110.7 million in the first quarter of 2004. The growth in net premiums earned achieved during 2005 is attributable to pricing and other underwriting initiatives that we pursued in recent years, from which we continue to realize benefits as the related premium is earned. However, moderation in pricing is evident, as rate increases have slowed or ceased on many lines. Some lines have actually experienced a decrease in rates. Investment income increased $1.6 million and realized investment gains increased $.8 million in the first quarter of 2005, as compared to the first of quarter of 2004.

Our incurred losses related to the 2004 hurricane season are still developing. Subsequent to the first quarter, in April of 2005, we were notified of $2.5 million in assumed losses attributable to the series of hurricanes that hit the southern United States in the latter half of 2004.

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

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. A combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the first quarter of 2005 was 68.9 percent, compared to 83.6 percent for the first quarter of 2004.

We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. Our net loss ratio was 39.6 percent for the first quarter of 2005 versus 53.2 percent for the first quarter of 2004. The improvement in the net loss ratio is primarily attributable to the underwriting initiatives pursued in recent years and a decrease in non-catastrophe claims. The commercial lines net loss ratios (including reinsurance) were as follows: first quarter of 2005 – 39.8 percent; first quarter of 2004 – 53.4 percent. The personal lines net loss ratios (including reinsurance) were as follows: first quarter of 2005 – 37.5 percent; first quarter of 2004 – 51.8 percent. The table on the following page displays our loss ratio experience on a by-line basis.

The expense ratio was 29.3 percent for the first quarter of 2005 compared to 30.4 percent in the first quarter of 2004. The improvement in the expense ratio is attributable to our ability to defer a larger proportion of our underwriting expenses during the first quarter of 2005 than we deferred in the first quarter of 2004. The method prescribed by U.S. generally accepted accounting principles to compute deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which takes into account the expected premium to be earned, expected losses and expenses to be incurred, and certain other costs expected to be incurred as the premium is earned.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three-month periods ended March 31,

	Premiums Earned	2005 Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	2004 Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
(Dollars in Thousands)
Commercial lines:
Fire and allied lines	$32,460	$13,045	40.2%	$33,002	$11,765	35.6%
Other liability	29,356	8,542	29.1	25,978	18,373	70.7
Automobile	23,095	10,466	45.3	22,476	14,664	65.2
Workers’ compensation	9,431	4,305	45.6	8,638	6,322	73.2
Fidelity and surety	5,990	3,179	53.1	5,942	1,569	26.4
Miscellaneous	195	163	83.6	204	18	8.8

Total commercial lines	$100,527	$39,700	39.5%	$96,240	$52,711	54.8%

Personal lines:
Automobile	$5,464	$2,354	43.1%	$6,733	$4,540	67.4%
Fire and allied lines	5,511	1,635	29.7	5,775	1,969	34.1
Miscellaneous	97	159	N/A	124	39	31.5

Total personal lines	$11,072	$4,148	37.5%	$12,632	$6,548	51.8%

Reinsurance	$1,856	$1,028	55.4%	$1,824	$(373)	(20.4)%

Total	$113,455	$44,876	39.6%	$110,696	$58,886	53.2%

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended March 31,
(In thousands)	2005	2004
Revenues
Net premiums written	$7,526	$6,577

Net premiums earned	$9,241	$7,691
Investment income, net	20,721	20,082
Realized investment gains (losses)	280	(412)
Other income	92	48

Total Revenues	30,334	27,409

Benefits, Losses and Expenses
Losses and settlement expenses	4,952	5,194
Increase in liability for future policy benefits	3,919	2,076
Amortization of deferred policy acquisition costs	3,077	2,718
Other underwriting expenses	1,853	1,676
Interest on policyholders’ accounts	14,085	14,310

Total Benefits, Losses and Expenses	27,886	25,974

Income before income taxes	2,448	1,435

In the first quarter of 2005, our life insurance segment recorded pre-tax income of $2.5 million, compared to $1.4 million for the first quarter of 2004. The improvement was the result of a combination of several factors, of which the most significant was a $1.6 million increase in net premium earned. This increase was primarily the result of marketing initiatives pursued in recent years that have led to increased sales of single premium whole life and term products. A $.6 million increase in investment income and a $.7 million increase in realized investment gains also contributed to the improvement in our life insurance segment’s first quarter revenues.

These improvements in the life insurance segment’s results were offset to some extent by an increase in total benefits, losses and expenses. The primary factor leading to this increase was a $1.8 million increase in the provision for liability for future policyholder benefits. This increase was driven by the increase in future policy benefits resulting from the increase in sales levels of single premium whole life and term products.

The principal product of our life insurance segment has been the single premium deferred annuity. Pursuant to U.S. generally accepted accounting principles, we do not report annuity deposits as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the first quarter of 2005, annuity deposits were $15.8 million compared to $10.4 million in the first quarter of 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Results

We recorded net investment income (before tax) of $28.8 million for the three-month period ended March 31, 2005, compared to $26.5 million for the three-month period ended March 31, 2004. Our invested assets grew from $1,964.3 million at December 31, 2004 to $2,037.3 million at March 31, 2005.

Net realized investment gains (before tax) for the three-month period ended March 31, 2005 totaled $1.8 million, versus a $.3 million net realized investment gain (before tax) for the three-month period ended March 31, 2004. During the first three months of 2005, we recorded $.8 million in investment write-downs, compared to none in the same period in 2004.

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

LIQUIDITY & CAPITAL RESOURCES

Liquidity

Cash flow and liquidity is derived from three sources: 1)operating activities; 2)investing activities; and 3)financing activities.

Net cash provided by our operating activities was $31.4 million for the three months ended March 31, 2005 compared to $42.9 million for the three months ended March 31, 2004. The decrease in cash provided by operating activities was primarily attributable to the elevated amount of losses settled in the first quarter of 2005 as compared to the same period in 2004.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $84.0 million through March 31, 2005 and $64.6 million through March 31, 2004. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims and claim adjusting expenses.

Financing activities provided cash of $5.2 million through the first three months of 2005 compared to $4.1 million through the first three months of 2004. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $8.5 million through March 31, 2005 compared to $6.9 million for the same period of 2004.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At March 31, 2005, our consolidated invested assets included $34.8 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding debt is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2004 or in the first three months of 2005.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

At March 31, 2005 our consolidated total assets were $2,592.8 million, compared to $2,570.4 million at December 31, 2004. Invested assets, comprised primarily of fixed maturity securities, increased $73.0 million, or 3.7 percent, from December 31, 2004. The increase in invested assets we have experienced this year is attributable to improvements in the investment environment. As interest rates have increased, we have realized an increase in the suitable investment opportunities available to us. As a result, we have purchased investments during the first three months of the year at a frequency exceeding sales, calls and maturities of investments. Somewhat offsetting this increase in invested assets during the first quarter was a decline in the unrealized appreciation recorded on our available-for-sale investments. The primary factor leading to this decline was the impact that increasing interest rates had on the carrying value of our available-for-sale fixed maturity portfolio. Available-for-sale fixed maturities are carried at fair market value, which generally declines as interest rates rise. The net unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. The changes in our total reported invested asset balance are summarized by the following table:

(In Thousands)
Invested Assets at 12/31/04	$1,964,260
Purchases	199,995
Sales	(3,074)
Calls / Maturities	(85,584)
Realized gain on sale	1,944
Mark to market adjustment (1)	(469)
Net bond discount accretion	(226)
Change in unrealized gain	(39,578)

Change in carrying value of invested assets	73,008

Invested Assets at 03/31/05	$2,037,268

(1)	Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

The composition of our investment portfolio at March 31, 2005 is presented in the following table in accordance with GAAP:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$454,618	73.5%	$1,346,054	94.9%	$1,800,672	88.5%
Equity securities	140,364	22.6	9,252	0.7	149,616	7.3
Trading securities	12,030	1.9	—	—	12,030	0.6
Mortgage loans	4,636	0.7	20,302	1.4	24,938	1.2
Policy loans	—	—	8,125	0.6	8,125	0.4
Other long-term investments	7,097	1.1	—	—	7,097	0.3
Short-term investments	1,375	0.2	33,415	2.4	34,790	1.7

Total	$620,120	100.0%	$1,417,148	100.0%	$2,037,268	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2005 $1,717.0 million, or 95.4 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,633.6 million, or 94.3 percent, at December 31, 2004. We classify our remaining fixed maturities as held-to-maturity or trading. Held-to-maturity fixed maturities are reported at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At March 31, 2005, cash and cash equivalents totaled $232.1 million compared to $305.6 million at December 31, 2004. The decrease was the result of our increased level of investment activity in the first three months of 2005.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our deferred policy acquisition costs increased $15.1 million, or 17.0 percent, to $104.4 million at March 31, 2005 from the deferred policy acquisition costs at December 31, 2004. Our property and casualty insurance segment’s deferred policy acquisition costs increased $1.4 million, or 3.0 percent, to $48.8 million at March 31, 2005 from the deferred policy acquisition costs at December 31, 2004. Our life insurance segment’s deferred policy acquisition costs increased $13.7 million to $55.6 million at March 31, 2005 from the deferred policy acquisition costs at December 31, 2004. This increase primarily resulted from the deferred policy acquisition costs related to universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. The net unrealized gains reported at March 31, 2005 reduced deferred policy acquisition costs by $25.8 million, compared to a decrease of $41.0 million at December 31, 2004.

Stockholders’ equity increased from $452.2 million at December 31, 2004 to $469.7 million at March 31, 2005 an increase of 3.9 percent. The increases in stockholders’ equity included net income of $32.6 million, equity of $4.1 million derived from the conversion of preferred shares into common, and proceeds from the issuance of common stock pursuant to our employee stock option plan totaling $.3 million. The decreases to stockholders’ equity included a decrease in unrealized appreciation of $15.8 million, stockholder dividends of $3.5 million and preferred stock issuance cost accretion totaling $.3 million. At March 31, 2005, book value was $23.07 per common share compared to $22.46 per common share at December 31, 2004.

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The non-GAAP financial measures we utilize in this release are net premiums written, catastrophe losses and combined ratio. These are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

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

(In Thousands)
First quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2005	$123,956	$(1,260)	$122,696
2004	123,060	(4,673)	118,387

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. We define catastrophes as events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals those events we believe are, or will be, material to our operations, either in amount or in number of claims made. A portion of these losses may be recoverable under our catastrophe reinsurance agreements. We incurred no such catastrophe losses in the first quarters of 2005 or 2004.

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

There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the fiscal quarter to which this report relates.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 5. OTHER EVENTS

None

ITEM 6. EXHIBITS

Exhibits

3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997

10.3	United-Lafayette 401(k) Profit Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2004

31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

(Registrant)

May 2, 2005

(Date)

/s/ John A. Rife
John A. Rife
President, Chief Executive Officer

/s/ Kent G. Baker
Kent G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer