Form 10-Q
period 2005-06-30
UNITED FIRE & CASUALTY CO
filed 2005-07-29
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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

As of July 26, 2005, 23,594,298 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data and Number of Shares)	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $86,662 in 2005 and $92,659 in 2004)	$82,835	$87,480
Available-for-sale, at fair value (amortized cost $1,702,048 in 2005 and $1,542,015 in 2004)	1,783,533	1,633,579
Equity securities, at fair value (cost $48,185 in 2005 and $45,417 in 2004)	152,958	154,481
Trading securities, at fair value (amortized cost $6,219 in 2005 and $10,044 in 2004)	6,462	10,518
Mortgage loans	24,512	25,357
Policy loans	8,226	8,222
Other long-term investments	9,648	6,902
Short-term investments	25,596	37,721

	$2,093,770	$1,964,260

Cash and Cash Equivalents	$222,322	$305,575
Accrued Investment Income	28,139	27,168
Premiums Receivable	133,597	118,764
Deferred Policy Acquisition Costs	96,915	89,223
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $30,333 in 2005 and $30,959 in 2004)	11,998	12,942
Reinsurance Receivables and Recoverables	35,922	32,485
Prepaid Reinsurance Premiums	3,023	3,122
Income Taxes Receivable	4,554	—
Other Assets	17,095	16,848

TOTAL ASSETS	$2,647,335	$2,570,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and settlement expenses
Property and casualty insurance	$461,859	$464,889
Life insurance	1,280,478	1,255,708
Unearned premiums	241,173	230,264
Accrued expenses and other liabilities	57,599	56,809
Income taxes payable	—	1,111
Deferred income taxes	40,230	43,607

TOTAL LIABILITIES	$2,081,339	$2,052,388

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value	$—	$65,789
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 23,594,098 shares issued and outstanding in 2005 and 20,132,556 shares issued and outstanding in 2004	$78,647	$67,109
Additional paid-in capital	66,049	7,796
Retained earnings	325,008	274,846
Accumulated other comprehensive income, net of tax	96,292	102,459

TOTAL STOCKHOLDERS’ EQUITY	$565,996	$452,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,647,335	$2,570,387

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,
(In thousands, except per share data and number of shares)	2005	2004
Revenues
Net premiums earned	$124,509	$120,337
Investment income, net of investment expenses	29,265	28,505
Realized investment gains	1,606	698
Other income	239	49

	$155,619	$149,589

Benefits, Losses and Expenses
Losses and settlement expenses	$61,172	$66,336
Increase in liability for future policy benefits	4,330	1,957
Amortization of deferred policy acquisition costs	28,241	27,013
Other underwriting expenses	8,497	10,726
Interest on policyholders’ accounts	13,775	14,217

	$116,015	$120,249

Income before income taxes	$39,604	$29,340
Federal income tax expense	12,687	9,285

Net income	$26,917	$20,055
Less preferred stock dividends and accretions	2,749	1,174

Earnings available to common shareholders	$24,168	$18,881

Weighted average common shares outstanding (1)	22,379,626	20,112,142

Basic earnings per common share (1)	$1.08	$0.94

Diluted earnings per common share (1)	$1.08	$0.85

Cash dividends declared per common share (1)	$0.12	$0.10

(1)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six months ended June 30,
(In thousands, except per share data and number of shares)	2005	2004
Revenues
Net premiums earned	$247,205	$238,724
Investment income, net of investment expenses	58,026	55,035
Realized investment gains	3,434	1,019
Other income	331	97

	$308,996	$294,875

Benefits, Losses and Expenses
Losses and settlement expenses	$111,000	$130,416
Increase in liability for future policy benefits	8,249	4,033
Amortization of deferred policy acquisition costs	55,748	54,122
Other underwriting expenses	19,176	21,644
Interest on policyholders’ accounts	27,860	28,527

	$222,033	$238,742

Income before income taxes	$86,963	$56,133
Federal income tax expense	27,446	17,607

Net income	$59,517	$38,526
Less preferred stock dividends and accretions	4,106	2,359

Earnings available to common shareholders	$55,411	$36,167

Weighted average common shares outstanding (1)	21,274,308	20,104,238

Basic earnings per common share (1)	$2.60	$1.80

Diluted earnings per common share (1)	$2.52	$1.64

Cash dividends declared per common share (1)	$0.24	$0.20

(1)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities
Net income	$59,517	$38,526

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium (discount) accretion	$435	$(159)
Depreciation and amortization	1,831	1,990
Realized investment gains	(3,434)	(1,019)
Net cash flows from trading investments	4,194	1,481
Deferred income tax expense (benefit)	492	(170)
Changes in:
Accrued investment income	(971)	(1,412)
Premiums receivable	(14,833)	(15,946)
Deferred policy acquisition costs	(2,911)	(1,336)
Reinsurance receivables	(3,437)	599
Prepaid reinsurance premiums	99	296
Income taxes receivable	(4,554)	2,564
Other assets	(2,651)	1,448
Future policy benefits and losses, claims and settlement expenses	14,047	20,076
Unearned premiums	10,909	19,400
Accrued expenses and other liabilities	985	996
Income taxes payable	(847)	—
Deferred income taxes	(548)	—
Other, net	654	1,523

Total adjustments	$(540)	$30,331

Net cash provided by operating activities	$58,977	$68,857

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$2,816	$5,489
Proceeds from call and maturity of held-to-maturity investments	4,691	24,881
Proceeds from call and maturity of available-for-sale investments	109,024	87,075
Proceeds from short-term and other investments	22,797	9,027
Purchase of available-for-sale investments	(271,234)	(260,609)
Purchase of short-term and other investments	(11,272)	(26,890)
Net purchases and sales of property and equipment	(905)	(724)

Net cash used in investing activities	$(144,083)	$(161,751)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$63,151	$57,819
Withdrawals from investment and universal life contracts	(55,458)	(42,844)
Issuance of common stock pursuant to stock option exercises	652	347
Redemption of preferred stock	(142)	—
Payment of cash dividends	(6,350)	(6,222)

Net cash provided by financing activities	$1,853	$9,100

Net Change in Cash and Cash Equivalents	$(83,253)	$(83,794)
Cash and Cash Equivalents at Beginning of Period	305,575	265,064

Cash and Cash Equivalents at End of Period	$222,322	$181,270

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004. The review report of Ernst & Young LLP as of and for the three- and six-month periods ending June 30, 2005 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $32.9 million for the six-month period ended June 30, 2005, compared to $15.5 for the six-month period ended June 30, 2004. We made no significant payments of interest for the six-month periods ended June 30, 2005 and 2004, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under Statement No. 123 no longer will be an alternative to financial statement recognition. Statement No. 123(R) is effective for public companies for the first annual reporting period beginning after June 15, 2005, with early adoption allowed.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. Through June 30, 2005 we have granted options for 462,042 shares of United Fire common stock, of which options for 100,622 shares have been exercised. Pursuant to Statement No. 123, we elected to apply Accounting Principles Board Opinion No. 25, and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. If the stock options had been accounted for under Statement No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost would then be recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date.

In accordance with the disclosure requirements of Statement No. 123, the pro forma effects of recognizing compensation expense on net income and income per share, had we applied the fair value method of accounting for stock options is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in Thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$26,917	$20,055	$59,517	$38,526
Deduct compensation expense determined under the fair value based method for all awards, net of related tax effects	(106)	(61)	(189)	(108)

Pro forma net income	$26,811	$19,994	$59,328	$38,418
Basic EPS	$1.08	$.94	$2.60	$1.79
Diluted EPS	$1.07	$.85	$2.51	$1.63

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

Net periodic pension cost totaled $.7 million for the second quarter of 2005, compared to $.2 million in the second quarter of 2004. Net periodic postretirement benefit cost totaled $.4 million for the second quarter of 2005 and 2004. Net periodic pension cost totaled $1.3 million in the first half of 2005, compared to $.9 million in the first half of 2004. Net periodic postretirement benefit cost totaled $.8 million in the first half of 2005 and 2004. Due to the timing of the completion of our annual benefit plan valuations by our benefits actuary, these second quarter benefit costs are estimates. Upon receipt of the current year benefit plan valuations, we update the current year benefit expenses accordingly. We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $5.5 million to our pension plan in 2005. In the first six months of 2005, we contributed $1.7 million to the pension plan. We do not anticipate that the total contribution for 2005 will vary significantly from the expected contribution.

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

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2005

Net premiums earned	$228,465	$18,859	$247,324
Investment income, net of investment expenses	16,694	41,258	57,952
Realized investment gains	1,909	1,526	3,435
Other income	—	331	331

Revenues	$247,068	$61,974	$309,042

Inter-segment Eliminations	(67)	21	(46)

Total Revenues	$247,001	$61,995	$308,996

Net Income	$54,815	$4,702	$59,517

Assets	$1,115,776	$1,531,559	$2,647,335

Six Months Ended June 30, 2004

Net premiums earned	$222,411	$16,433	$238,844
Investment income, net of investment expenses	14,070	40,978	55,048
Realized investment gains (losses)	1,030	(11)	1,019
Other income	—	97	97

Revenues	$237,511	$57,497	$295,008

Inter-segment Eliminations	(67)	(66)	(133)

Total Revenues	$237,444	$57,431	$294,875

Net Income	$35,435	$3,091	$38,526

Assets	$1,005,721	$1,471,447	$2,477,168

Note 6. Trading Securities

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a market value of $6.5 million at June 30, 2005, compared to $10.5 million at December 31, 2004.

Note 7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $53.4 million and $28.5 million for the six months ended June 30, 2005 and 2004, respectively. Comprehensive income was $36.6 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively.

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

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares outstanding by the stated conversion rate. We add to the numerator of the earnings per share equation the amount of preferred stock dividends and accretions to reflect the assumed conversion to common stock of all the convertible preferred stock. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. Because of the acceleration of the accretion of our preferred stock issuance costs in the second quarter (pursuant to the conversion and redemption of our preferred stock), the effect of the if-converted method was anti-dilutive for the quarter ended June 30, 2005, and was therefore disregarded in the computation of dilutive earnings per share for the quarter.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$26,917	$20,055	$59,517	$38,526
Earnings available to common shareholders	$24,168	$18,881	$55,411	$36,167
Weighted average common shares outstanding	22,380	20,112	21,274	20,104
Potentially dilutive common shares	94	3,510	2,368	3,472

Weighted average common and potential shares outstanding	22,474	23,622	23,642	23,576

Basic earnings per common share	$1.08	$.94	$2.60	$1.80
Diluted earnings per common share	$1.08	$.85	$2.52	$1.64

Note 9. Preferred Stock

On May 16, 2005, we redeemed all shares of Preferred Stock which had not been converted to common stock by holders of Preferred Stock. Of the 2,760,000 shares of Preferred Stock issued, 2,754,674 shares were converted into shares of common stock prior to the Redemption Date. The remaining 5,326 shares were redeemed by the company. The issuance costs generated by the preferred stock offering were initially recorded as an offset to the carrying value of our preferred stock and accreted to retained earnings through the mandatory redemption date. Both the accretion of preferred stock issuance costs and the dividends on the preferred stock are recorded as offsets to net income in arriving at earnings available to common shareholders, the basis of the earnings per share calculation. Pursuant to the conversion and redemption of our preferred shares, the remaining unaccreted issuance costs of $2.9 million were accreted in the second quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

July 27, 2005

Chicago, Illinois

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might”, “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and NASDAQ policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; worsening of global economic conditions; our relationship with our agencies; the valuation of invested assets; the recovery of deferred acquisition costs; the resolution of legal issues pertaining to the World Trade Center catastrophe; the occurrence of terrorist activity; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

United Fire operates property and casualty and life insurance businesses, marketing its products through independent agents. Although it maintains a broad geographic presence that includes most of the United States, more than half of its property and casualty premiums and more than two-thirds of its life insurance premiums are written in five states. Our primary focus is on our core property and casualty commercial lines. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

Our 2005 property and casualty earnings have been marked by a decrease in losses and settlement expenses and an increase in net earned premium. The decrease in losses and settlement expenses is attributable to a significant decrease in claims frequency experienced in 2005. However, we are mindful of the Midwest storm and Atlantic hurricane seasons, which generally produce increased claims activity. The increase in net premium earned was generated by pricing and other underwriting initiatives that we have pursued in recent years, from which we continue to realize benefits as the related premium is earned. However, moderation in pricing is evident as rate increases have diminished in several lines of business. Many lines have actually experienced a decrease in rates.

Our overall pricing is affected by rate levels and discretionary underwriting pricing (individual risk premium modifications). On our commercial lines business, we have taken rate decreases averaging in the low to mid single digits in most states and lines. Commercial property, Business Owners Programs and commercial umbrella have decreased the most. Our commercial rates in the coastal areas have remained fairly flat, while rate levels in the Midwest have fallen. Within discretionary pricing, average underwriting credits have increased, but only by low single digit percentages. We expect our commercial premium levels to be down, on average, by mid to upper single digits. We are also seeing diminishing pricing in the Personal Automobile line of business. We have taken low single digit rate reductions in a few selected states in response to the increased competition in this line. In the property lines (Homeowners and Dwelling) we are seeing a generally stable pricing environment. We have continued to strengthen pricing in states with coastal exposures while pricing in the Midwestern states has been generally flat.

In an increasingly competitive insurance marketplace characterized by decreasing premium rates, we feel it is important that we remain resolute in our philosophy of practicing disciplined underwriting. We feel this philosophy is reflected in our continued strong results. We are very encouraged by production increases from our higher-volume agents and continue to seek opportunities to add top-quality agents to our force. The main challenge in 2005 continues to be retention and acquisition of quality business while offering pricing that is adequate yet competitive for the risk.

We reported strong results in our life insurance segment in the second quarter. We are encouraged by the increase in sales levels of single premium whole life and term products, and we remain focused on improving our product line to help agents better match our product to the customer’s need. Through June 30, 2005, our overall annuity deposits and life insurance premiums remain strong, with an increase of nearly 24 percent over the first half of 2004.

On May 16, 2005, we redeemed all shares of Preferred Stock which had not been converted to common stock by holders of Preferred Stock. Of the 2,760,000 shares of Preferred Stock issued, 2,754,674 shares were converted into shares of common stock prior to the Redemption Date. The remaining 5,326 shares were redeemed by the company. The issuance costs generated by the preferred stock offering were initially recorded as an offset to the carrying value of our preferred stock, with subsequent accretions against retained earnings. Pursuant to the conversion and redemption of our preferred shares, the remaining unaccreted issuance costs have been accreted in the second quarter. Earnings per common share was somewhat offset by the accelerated amortization of our preferred stock issuance costs during the quarter. However, we are satisfied to have successfully completed the conversion and we welcome our new common stockholders.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results (In thousands, except per share data)	2005	2004	2005	2004
Total revenues	$155,619	$149,589	$308,996	$294,875
Net income	$26,917	$20,055	$59,517	$38,526
Book value per common share	$23.99	$19.71	$23.99	$19.71
Basic earnings per common share	$1.08	$0.94	$2.60	$1.80
Diluted earnings per common share	$1.08	$0.85	$2.52	$1.64

All per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

Second quarter 2005 net income totaled $26.9 million, or $1.08 per share (after providing for the dividend and accretion on convertible preferred stock.) Net income for the second quarter of 2004 was $20.1 million, or $.94 per share (after providing for the dividend and accretion on convertible preferred stock.) Second quarter diluted earnings were $1.08 per share and $.85 per share for 2005 and 2004, respectively. We achieved improvement in second quarter net income primarily as a result of an increase in net premium earned and decrease in losses and loss settlement expenses. Total revenues were $155.6 million in the second quarter of 2005, an increase of $6.0 million, or 4.0 percent, over the second quarter of 2004. Net premiums earned increased 3.5 percent to $124.5 million in the second quarter of 2005, compared to $120.3 million in the second quarter of 2004. Net realized investment gains (before tax) were $1.6 million in the second quarter of 2005, compared to $.7 million in the second quarter of 2004. Investment income was $29.3 million in the second quarter of 2005 compared to $28.5 million in the second quarter of 2004.

Pre-tax catastrophe losses, net of reinsurance, of $5.6 million for the second quarter of 2005 added 4.9 points to the combined ratio, resulting in a reduction in after-tax earnings of $.16 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $5.0 million for the second quarter of 2004 added 4.5 points to the combined ratio, resulting in a reduction in after-tax earnings of $.16 per share. Subsequent to quarter end, we have incurred additional pre-tax losses totaling less than $1.0 million from Tropical Storm Cindy, Hurricane Dennis and Hurricane Emily. We do not believe we will incur significant additional losses related to these storms.

For the six months ended June 30, 2005 net income was $59.5 million, or $2.60 per share (after providing for the dividend and accretion on convertible preferred stock). For the six months ended June 30, 2004, net income was $38.5 million, or $1.80 per share (after providing for the dividend and accretion on convertible preferred stock). Diluted earnings for the first half of 2005 were $2.52 per share. Diluted earnings for the first half of 2004 were $1.64 per share. Total revenues were $309.0 million in the first half of 2005, an increase of $14.1 million, or 4.8 percent, over the first half of 2004. Net premiums earned increased 3.6 percent to $247.2 million in the first half of 2005, compared to $238.7 million in the first half of 2004. Net realized investment gains (before tax) were $3.4 million in the first half of 2005, compared to $1.0 million in the first half of 2004. Investment income was $58.0 million in the first half of 2005 compared to $55.0 million in the first half of 2004.

Pre-tax catastrophe losses for the six months ended June 30, 2005, net of reinsurance, were $6.0 million, which added 2.6 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.18 per share. For the same period of 2004, pre-tax catastrophe losses were $5.3 million, which added 2.4 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.17 per share.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results: (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net premiums written	$126,233	$127,691	$242,663	$244,174

Net premiums earned	$115,010	$111,715	$228,465	$222,411
Losses and settlement expenses	(56,923)	(61,746)	(101,799)	(120,632)
Amortization of deferred policy acquisition costs	(25,595)	(22,859)	(50,025)	(47,250)
Other underwriting expenses	(6,642)	(8,963)	(15,468)	(18,205)

Underwriting income	$25,850	$18,147	$61,173	$36,324
Investment income, net	$8,588	$7,555	$16,628	$14,003
Realized investment gains	$360	$297	$1,908	$1,030

Income before income taxes	$34,798	$25,999	$79,709	$51,357
GAAP Ratios:
Net loss ratio	49.5%	55.3%	44.6%	54.3%
Expense ratio	28.0%	28.5%	28.7%	29.4%

Combined ratio	77.5%	83.8%	73.3%	83.7%
Combined ratio (without catastrophes)	72.6%	79.3%	70.7%	81.3%

Personal and commercial* lines underwriting analysis:
Premiums earned - personal lines	$11,211	$12,279	$22,283	$24,911
Losses and settlement expenses incurred - personal lines	$7,459	$6,441	$11,607	$12,989
Personal lines net loss ratio	66.5%	52.5%	52.1%	52.1%
Premiums earned - commercial lines	$103,799	$99,436	$206,182	$197,500
Losses and settlement expenses incurred - commercial lines	$49,464	$55,305	$90,192	$107,643
Commercial lines net loss ratio	47.7%	55.6%	43.7%	54.5%

*	Commercial lines information includes reinsurance results

In the second quarter of 2005, our property and casualty insurance segment’s pre-tax income was $34.8 million, compared to $26.0 million in the second quarter of 2004. This improvement is attributable primarily to an increase in net premiums earned and a decrease in losses and settlement expenses.

Net premiums written in the second quarter of 2005 were $126.2 million, compared to $127.7 million in the second quarter of 2004. Net premiums earned in the second quarter of 2005 were $115.0 million, compared to $111.7 million in the second quarter of 2004. The growth in net premiums earned achieved during 2005 is attributable to pricing and other underwriting initiatives that we have pursued in recent years, from which we continue to realize benefits as the related premium is earned. However, moderation in pricing is evident, as rate increases have diminished in most lines of business. We have actually experienced a decrease in rates in several lines.

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

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. A combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the second quarter of 2005 was 77.5 percent, compared to 83.8 percent for the second quarter of 2004. Our combined ratio for the first six months of 2005 was 73.3 percent, compared to 83.7 percent for the same period in 2004.

The catastrophe losses discussed previously negatively impacted these combined ratios. Without the effect of catastrophes, our combined ratios would have been as follows: second quarter of 2005 – 72.6 percent; second quarter of 2004 – 79.3 percent; six month period ended June 30, 2005 – 70.7 percent; and six month period ended June 30, 2004 – 81.3 percent.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. Our net loss ratio was 49.5 percent for the second quarter of 2005 versus 55.3 percent for the second quarter of 2004. Our net loss ratio was 44.6 percent for the first half of 2005 versus 54.3 percent for the first half of 2004. The decrease in the net loss ratio reflects the improved underwriting results achieved in commercial lines. This improvement is primarily attributable to the underwriting initiatives we have pursued in recent years and a decrease in claims. The commercial lines net loss ratios (including reinsurance) were as follows: second quarter of 2005 – 47.7 percent; second quarter of 2004 – 55.6 percent; six month period ended June 30, 2005 – 43.7 percent; and six month period ended June 30, 2004 – 54.5 percent. The personal lines net loss ratios were as follows: second quarter of 2005 – 66.5 percent; second quarter of 2004 – 52.5 percent; six month period ended June 30, 2005 – 52.1 percent; and six month period ended June 30, 2004 – 52.1 percent. The personal lines results had a limited impact on our overall net loss ratio because our personal lines business represents under 10 percent of our overall net premium volume. The table below displays our loss ratio experience on a by-line basis.

Six-month periods ended June 30,	2005				2004
(Dollars in Thousands)	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$64,623	$23,985	37.1%	$66,231	$27,489	41.5%
Other liability	59,469	24,410	41.0	53,232	38,827	72.9
Automobile	46,501	21,060	45.3	45,544	25,845	56.7
Workers’ compensation	19,769	10,542	53.3	17,360	10,733	61.8
Fidelity and surety	11,496	5,493	47.8	11,437	2,598	22.7
Miscellaneous	394	269	68.3	409	50	12.2

Total commercial lines	$202,252	$85,759	42.4%	$194,213	$105,542	54.3%

Personal lines:
Automobile	$10,834	$5,701	52.6%	$13,216	$8,241	62.4%
Fire and allied lines	11,069	4,970	44.9	11,453	5,464	47.7
Miscellaneous	380	936	N/A	242	(716)	N/A

Total personal lines	$22,283	$11,607	52.1%	$24,911	$12,989	52.1%

Reinsurance	$3,930	$4,433	112.8%	$3,287	$2,101	63.9%

Total	$228,465	$101,799	44.6%	$222,411	$120,632	54.2%

The expense ratio was 28.0 percent for the second quarter of 2005, compared to 28.5 percent in the second quarter of 2004. The expense ratio was 28.7 percent for the first half of 2005, compared to 29.4 percent for the first half of 2004. The improvement in the expense ratio is attributable to our improved underwriting results in 2005. The method prescribed by GAAP to compute deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which takes into account the expected premium to be earned, expected losses and expenses to be incurred, and certain other costs expected to be incurred as the premium is earned. The improvement in our 2005 underwriting results has allowed us to defer a larger proportion of our underwriting expenses during 2005 than we deferred during 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Insurance Segment Results

Life Insurance Financial Results: (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Net premiums written	$8,025	$7,606	$15,551	$14,183

Net premiums earned	$9,499	$8,622	$18,740	$16,313
Investment income, net	20,677	20,950	41,398	41,032
Realized investment gains (losses)	1,246	401	1,526	(11)
Other income	239	49	331	97

Total Revenues	$31,661	$30,022	$61,995	$57,431

Benefits, Losses and Expenses
Losses and settlement expenses	$4,249	$4,590	$9,201	$9,784
Increase in liability for future policy benefits	4,330	1,957	8,249	4,033
Amortization of deferred policy acquisition costs	2,646	4,154	5,723	6,872
Other underwriting expenses	1,855	1,763	3,708	3,439
Interest on policyholders' accounts	13,775	14,217	27,860	28,527

Total Benefits, Losses and Expenses	$26,855	$26,681	$54,741	$52,655

Income before income taxes	$4,806	$3,341	$7,254	$4,776

In the second quarter of 2005, our life insurance segment recorded pre-tax income of $4.8 million, compared to $3.3 million for the second quarter of 2004. Several factors contributed to this change in pre-tax income, including a $.9 million increase in net premium earned (the result of marketing initiatives pursued in recent years that have led to increased sales of single premium whole life and term products) and a $.8 million increase in net realized investment gains (before tax). In addition, amortization of deferred policy acquisition costs and interest on policyholders’ accounts decreased by $1.5 million and $.4 million, respectively, from prior year, primarily as a result of our diminished levels of annuity writings in recent years. These factors were offset to some extent by an increase of $2.4 million in the provision for liability for future policyholder benefits, which was driven by the increase in sales levels of single premium whole life and term products.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, annuity deposits are recorded directly as liabilities for future policyholder benefits. In the second quarter of 2005, annuity deposits were $13.0 million, compared to $12.3 million in the second quarter of 2004. These deposits were more than offset by annuity surrenders and withdrawals of $23.0 million in the second quarter of 2005, compared to $15.7 million in the second quarter of 2004. The increase in surrenders and withdrawals is primarily attributable to our annuitants seeking alternative investment opportunities to a greater extent in 2005 than in 2004.

Investment Results

We recorded net investment income (before tax) of $58.0 million for the six-month period ended June 30, 2005, compared to $55.0 million for the six-month period ended June 30, 2004. Our invested assets grew from $1,964.3 million at December 31, 2004 to $2,093.8 million at June 30, 2005.

Net realized investment gains (before tax) for the six-month period ended June 30, 2005 totaled $3.4 million, versus $1.0 million of net realized investment gains (before tax) for the six-month period ended June 30, 2004. During the first six months of 2005 we recorded $.8 million in investment write-downs, compared to none in the first half of 2004.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY & CAPITAL RESOURCES

Liquidity

Cash flow and liquidity is derived from three sources: 1) operating activities; 2) investing activities; and 3) financing activities.

Net cash provided by our operating activities was $58.8 million for the six months ended June 30, 2005 compared to $68.9 million for the six months ended June 30, 2004. The decrease in cash provided by operating activities was primarily attributable to the increased settlement of losses in the first half of 2005 as compared to the same period in 2004.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $149.6 million through June 30, 2005 and $126.5 million through June 30, 2004. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims and claim adjusting expenses.

Financing activities provided cash of $2.0 million through the first six months of 2005 compared to $9.1 million through the first six months of 2004. Cash provided by financing activities included annuity and universal life deposits, less withdrawals, of $7.7 million through June 30, 2005 compared to $15.0 million for the same period of 2004.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At June 30, 2005, our consolidated invested assets included $25.6 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding debt is payable at the lender’s prevailing prime rate, minus one percent. We did not utilize our line of credit during 2004 or in the first six months of 2005.

Capital Resources

At June 30, 2005 our consolidated total assets were $2,647.3 million, compared to $2,570.4 million at December 31, 2004. Invested assets, comprised primarily of fixed maturity securities, increased $129.5 million, or 6.6 percent, from December 31, 2004. The increase in invested assets we have experienced this year is attributable to improvements in the investment environment. As interest rates have increased, we have realized an increase in the suitable investment opportunities available to us. As a result, we have purchased investments during the first six months of the year at a frequency exceeding sales, calls and maturities of investments. Somewhat offsetting this increase in invested assets during the first half of the year was a decline in the unrealized appreciation recorded on our available-for-sale investments. The primary factor leading to this decline was the impact that increasing interest rates had on the carrying value of our available-for-sale fixed maturity portfolio. Available-for-sale fixed maturities are carried at fair market value, which generally declines as interest rates rise. The net unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. The changes in our total reported invested asset balance are summarized by the following table:

(In Thousands)
Invested Assets at 12/31/04	$1,964,260
Purchases	288,632
Sales	(10,583)
Calls / Maturities	(139,066)
Reclassification of note receivable	2,400
Realized gain on sale	3,665
Mark to market adjustment (1)	(835)
Net bond discount accretion	(435)
Change in unrealized gain	(14,268)

Change in carrying value of invested assets	129,510

Invested Assets at 06/30/05	$2,093,770

(1)	Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of our investment portfolio at June 30, 2005 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$480,011	74.3%	$1,386,357	95.7%	$1,866,368	89.1%
Equity securities	144,166	22.3	8,792	0.6	152,958	7.3
Trading securities	6,462	1.0	—	—	6,462	0.3
Mortgage loans	4,491	0.7	20,021	1.4	24,512	1.2
Policy loans	—	—	8,226	0.6	8,226	0.4
Other long-term investments	9,648	1.5	—	—	9,648	0.5
Short-term investments	1,375	0.2	24,221	1.7	25,596	1.2

Total	$646,153	100.0%	$1,447,617	100.0%	$2,093,770	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2005 $1,783.5 million, or 95.2 percent, of our fixed income security portfolio was classified as available-for-sale, compared to $1,633.6 million, or 94.3 percent, at December 31, 2004. We classify our remaining fixed maturities as held-to-maturity or trading. Held-to-maturity fixed maturities are reported at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At June 30, 2005, cash and cash equivalents totaled $222.3 million compared to $305.6 million at December 31, 2004. The decrease was the result of our increased level of investment activity in the first six months of 2005.

Our consolidated deferred policy acquisition costs increased $7.7 million, or 8.6 percent, to $96.9 million at June 30, 2005 from the deferred policy acquisition costs at December 31, 2004. Our property and casualty insurance segment’s deferred policy acquisition costs increased $5.3 million, or 11.3 percent, to $52.7 million at June 30, 2005 from the deferred policy acquisition costs at December 31, 2004. Our life insurance segment’s deferred policy acquisition costs increased $2.4 million to $44.2 million at June 30, 2005 from the deferred policy acquisition costs at December 31, 2004. This increase primarily resulted from the deferred policy acquisition costs related to universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. The net unrealized gains reported at June 30, 2005 reduced deferred policy acquisition costs by $36.2 million, compared to a decrease of $41.0 million at December 31, 2004.

Stockholders’ equity increased from $452.2 million at December 31, 2004 to $566.0 million at June 30, 2005 an increase of 25.2 percent. The significant components of the increase in stockholders’ equity were net income of $59.5 million, equity of $68.9 million derived from the conversion of preferred shares into common, and proceeds from the issuance of common stock pursuant to our employee stock option plan totaling $.9 million. The primary decreases to stockholders’ equity included a decrease in unrealized appreciation of $6.2 million, stockholder dividends of $6.2 million and preferred stock issuance cost accretion totaling $3.2 million. At June 30, 2005, book value was $23.99 per common share compared to $22.46 per common share at December 31, 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We believe that investor understanding of our financial performance is enhanced by disclosure of certain non-GAAP financial measures. The non-GAAP financial measures we utilize in this release are net premiums written, catastrophe losses and statutory combined ratio. These are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

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

(In Thousands)
Second quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2005	$134,258	$(9,749)	$124,509
2004	$135,297	$(14,960)	$120,337

Year to date	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2005	$258,214	$(11,009)	$247,205
2004	$258,357	$(19,633)	$238,724

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. We define catastrophes as events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. This is the same definition utilized by the Insurance Services Office, a supplier of property and casualty statistical data. At United Fire, we also include in our catastrophe totals those events we believe are, or will be, material to our operations, either in amount or in number of claims made. These amounts totaled $.4 million and $2.4 million for the six month periods ended June 30, 2005 and 2004, respectively. A portion of these losses may be recoverable under our catastrophe reinsurance agreements.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At United Fire’s Annual Stockholders’ Meeting on May 18, 2005, the following proposals were adopted by the margins indicated.

Proposal 1:	Election of the following Class A directors for a term of three years or until such time as their respective successors have been elected or appointed.

	Number of Shares
	VOTED FOR	ABSTAINING
Casey D. Mahon	16,709,518	1,122,998
Scott McIntyre, Jr.	16,693,242	1,139,373
Byron G. Riley	16,271,230	1,561,386
Frank S. Wilkinson, Jr.	16,753,219	1,079,397

Proposal 2:	Approval of a non-employee director stock option plan.

Number of Shares
VOTED FOR	ABSTAINING
14,009,069	1,423,301

Proposal 3:	Approval of an amendment of the Articles of Incorporation to increase the number of shares of common stock of United Fire & Casualty Company available for issue.

Number of Shares
VOTED FOR	ABSTAINING
16,210,551	18,422

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997

4.1	Second Amendment to the Fourth Restated Articles of Incorporation

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997

10.3	United-Lafayette 401(k) Profit Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2004

31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY (Registrant)

July 28, 2005 (Date)

/s/ John A. Rife
John A. Rife
President, Chief Executive Officer

/s/ Kent G. Baker
Kent G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer