Form 10-Q
period 2005-09-30
UNITED FIRE & CASUALTY CO
filed 2005-10-28
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

As of October 26, 2005, 23,596,638 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	2

Consolidated Statements of Income (unaudited) for the three-month periods ended September 30, 2005 and 2004	3

Consolidated Statements of Income (unaudited) for the nine-month periods ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2005 and 2004	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Item 6. Exhibits	21

Signatures	22

Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data and Number of Shares)	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $80,164 in 2005 and $92,659 in 2004)	$77,065	$87,480
Available-for-sale, at fair value (amortized cost $1,725,238 in 2005 and $1,542,015 in 2004)	1,777,430	1,633,579
Equity securities, at fair value (cost $49,661 in 2005 and $45,417 in 2004)	154,490	154,481
Trading securities, at fair value (amortized cost $6,742 in 2005 and $10,044 in 2004)	7,216	10,518
Mortgage loans	24,078	25,357
Policy loans	8,171	8,222
Other long-term investments	10,605	6,902
Short-term investments	18,589	37,721

	$2,077,644	$1,964,260

Cash and Cash Equivalents	$239,825	$305,575
Accrued Investment Income	30,187	27,168
Premiums Receivable	128,025	118,764
Deferred Policy Acquisition Costs	110,252	89,223
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $31,238 in 2005 and $30,959 in 2004)	11,522	12,942
Reinsurance Receivables and Recoverables	139,213	32,485
Prepaid Reinsurance Premiums	3,100	3,122
Income Taxes Receivable	7,537	—
Other Assets	18,258	16,848

TOTAL ASSETS	$2,765,563	$2,570,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$583,913	$464,889
Life insurance	1,286,336	1,255,708
Unearned premiums	235,069	230,264
Accrued expenses and other liabilities	61,918	56,809
Income taxes payable	—	1,111
Deferred income taxes	35,891	43,607

TOTAL LIABILITIES	$2,203,127	$2,052,388

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock - Series A, no par value	$—	$65,789
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 23,596,638 shares issued and outstanding in 2005 and 20,132,556 shares issued and outstanding in 2004	$78,655	$67,109
Additional paid-in capital	66,166	7,796
Retained earnings	330,131	274,846
Accumulated other comprehensive income, net of tax	87,484	102,459

TOTAL STOCKHOLDERS’ EQUITY	$562,436	$452,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,765,563	$2,570,387

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,
(In thousands, except per share data and number of shares)	2005	2004
Revenues
Net premiums earned	$119,238	$126,451
Investment income, net of investment expenses	29,804	27,930
Realized investment gains	631	2,281
Other income	150	105

	$149,823	$156,767

Benefits, Losses and Expenses
Losses and loss settlement expenses	$82,708	$72,594
Increase in liability for future policy benefits	4,249	4,500
Amortization of deferred policy acquisition costs	27,697	27,284
Other underwriting expenses	11,287	6,633
Interest on policyholders’ accounts	13,565	14,113

	$139,506	$125,124

Income before income taxes	$10,317	$31,643
Federal income tax expense	2,362	9,958

Net income	$7,955	$21,685
Less preferred stock dividends and accretions	—	1,186

Earnings available to common shareholders	$7,955	$20,499

Weighted average common shares outstanding (1)	23,595,653	20,121,006

Basic earnings per common share (1)	$0.34	$1.02

Diluted earnings per common share (1)	$0.34	$0.92

Cash dividends declared per common share (1)	$0.12	$0.10

(1)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data and number of shares)	Nine months ended September 30,
	2005	2004
Revenues
Net premiums earned	$366,443	$365,175
Investment income, net of investment expenses	87,830	82,965
Realized investment gains	4,065	3,300
Other income	481	202

	$458,819	$451,642

Benefits, Losses and Expenses
Losses and loss settlement expenses	$193,708	$203,010
Increase in liability for future policy benefits	12,498	8,533
Amortization of deferred policy acquisition costs	83,445	81,406
Other underwriting expenses	30,463	28,277
Interest on policyholders’ accounts	41,425	42,640

	$361,539	$363,866

Income before income taxes	$97,280	$87,776
Federal income tax expense	29,808	27,565

Net income	$67,472	$60,211
Less preferred stock dividends and accretions	4,106	3,545

Earnings available to common shareholders	$63,366	$56,666

Weighted average common shares outstanding (1)	22,056,455	20,109,868

Basic earnings per common share (1)	$2.87	$2.82

Diluted earnings per common share (1)	$2.85	$2.55

Cash dividends declared per common share (1)	$0.36	$0.30

(1)	All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities
Net income	$67,472	$60,211

Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium (discount) accretion	$493	$(209)
Depreciation and amortization	2,757	2,927
Realized investment gains	(4,065)	(3,300)
Net cash flows from trading investments	3,672	1,212
Deferred income tax expense	656	601
Changes in:
Accrued investment income	(3,019)	(1,054)
Premiums receivable	(9,261)	(11,817)
Deferred policy acquisition costs	(532)	(3,784)
Reinsurance receivables	(106,728)	(1,133)
Prepaid reinsurance premiums	22	465
Income taxes receivable/payable	(8,442)	3,222
Other assets	(3,814)	904
Future policy benefits and losses, claims and loss settlement expenses	144,499	42,030
Unearned premiums	4,805	14,024
Accrued expenses and other liabilities	5,304	(4,090)
Deferred income taxes	(309)	29
Other, net	852	2,014

Total adjustments	$26,890	$42,041

Net cash provided by operating activities	$94,362	$102,252

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,929	$10,641
Proceeds from call and maturity of held-to-maturity investments	10,510	32,506
Proceeds from call and maturity of available-for-sale investments	154,689	180,801
Proceeds from short-term and other investments	37,131	11,106
Purchase of available-for-sale investments	(342,298)	(319,267)
Purchase of short-term and other investments	(19,248)	(61,321)
Net purchases and sales of property and equipment	(1,354)	(4,900)

Net cash used in investing activities	$(156,641)	$(150,434)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$92,157	$86,543
Withdrawals from investment and universal life contracts	(87,004)	(67,850)
Issuance of common stock pursuant to stock option exercises	699	574
Redemption of preferred stock	(142)	—
Payment of cash dividends	(9,181)	(11,342)

Net cash (used in) provided by financing activities	$(3,471)	$7,925

Net Change in Cash and Cash Equivalents	$(65,750)	$(40,257)
Cash and Cash Equivalents at Beginning of Period	305,575	265,064

Cash and Cash Equivalents at End of Period	$239,825	$224,807

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ending September 30, 2005 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying Consolidated Financial Statements on the basis of GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include the valuation of investments, the valuation of reserves for losses, claims and loss settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred policy acquisition cost asset, and the valuation of pension and post-retirement benefit obligations.

We are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial position and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $37.9 million for the nine-month period ended September 30, 2005, compared to $24.0 for the nine-month period ended September 30, 2004. We made no significant payments of interest for the nine-month periods ended September 30, 2005 and 2004, other than interest credited to policyholders’ accounts.

Note 2. New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their grant date fair values. The pro forma disclosures, see note three, previously allowed under Statement No. 123 no longer will be an alternative to financial statement recognition. Statement No. 123(R) is effective for public companies for the first annual reporting period beginning after June 15, 2005, with early adoption allowed.

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

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. Through September 30, 2005 we have granted options for 462,042 shares of United Fire common stock, of which options for 103,162 shares have been exercised. Pursuant to Statement No. 123, we elected to apply Accounting Principles Board Opinion No. 25, and related interpretations in accounting for stock options issued under our stock-based compensation plan. Opinion No. 25 prescribes the use of the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for these awards. If the stock options had been accounted for under Statement No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost would then be recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date.

In accordance with the disclosure requirements of Statement No. 123, the pro forma effects of recognizing compensation expense on net income and income per share, had we applied the fair value method of accounting for stock options, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in Thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$7,955	$21,685	$67,472	$60,211
Deduct compensation expense determined under the fair value based method for all awards, net of related tax effects	(106)	(65)	(295)	(173)

Pro forma net income	$7,849	$21,620	$67,177	$60,038
Basic EPS	$0.33	$1.01	$2.86	$2.81
Diluted EPS	$0.33	$0.91	$2.84	$2.54

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

We offer the health and dental benefit plan to all of our eligible employees and retirees. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit Plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The employee plan provides health and dental benefits to our employees who are regularly scheduled to work for us for 24 or more hours per week and their covered dependents. The retiree plan provides health and dental coverage benefits to retired employees and their covered dependents, provided the retired employees have attained at least age 55 and have continuously participated in the employee plan for at least 10 consecutive years immediately prior to retirement. Both health care plans provide a prescription drug benefit.

Net periodic pension cost totaled $.4 million for the third quarter of 2005, compared to $.5 million in the third quarter of 2004. Net periodic postretirement benefit cost totaled $.2 million for the third quarter of 2005, compared to $.4 million in the third quarter of 2004. Net periodic pension cost totaled $1.7 million in the first nine months of 2005, compared to $1.4 million in the first nine months of 2004. Net periodic postretirement benefit cost totaled $1.0 million for the first nine months of 2005, compared to $1.2 million for the first nine months of 2004. We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $5.5 million to our pension plan in 2005. In the first nine months of 2005, we contributed $4.6 million to the pension plan. We do not anticipate that the total contribution for 2005 will vary significantly from the expected contribution.

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

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2005

Net premiums earned	$338,043	$28,577	$366,620
Investment income, net of investment expenses	25,747	61,990	87,737
Realized investment gains	2,440	1,625	4,065
Other income	—	481	481

Revenues	$366,230	$92,673	$458,903

Inter-segment Eliminations	(99)	15	(84)

Total Revenues	$366,131	$92,688	$458,819

Net Income	$60,281	$7,191	$67,472

Assets	$1,234,388	$1,531,175	$2,765,563

Nine Months Ended September 30, 2004

Net premiums earned	$339,174	$26,180	$365,354
Investment income, net of investment expenses	21,179	61,804	82,983
Realized investment gains	1,744	1,556	3,300
Other income	—	202	202

Revenues	$362,097	$89,742	$451,839

Inter-segment Eliminations	(100)	(97)	(197)

Total Revenues	$361,997	$89,645	$451,642

Net Income	$52,658	$7,553	$60,211

Assets	$1,048,492	$1,486,282	$2,534,774

Note 6. Trading Securities

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a market value of $7.2 million at September 30, 2005, compared to $10.5 million at December 31, 2004.

Note 7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $52.5 million and $66.3 million for the nine months ended September 30, 2005 and 2004, respectively. In the third quarter of 2005, we recognized a comprehensive loss of $.9 million, as compared to comprehensive income of $37.8 million for the third quarter of 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing earnings available to common stockholders (net income or loss less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and our convertible preferred stock, as applicable.

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

We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options that have an exercise price less than the weighted average fair market value of our common stock during the reporting period. This method assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share are displayed in the following table. All share and per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$7,955	$21,685	$67,472	$60,211
Earnings available to common shareholders	$7,955	$20,499	$63,366	$56,666
Weighted average common shares outstanding	23,596	20,121	22,056	20,110
Potentially dilutive common shares	104	3,540	1,607	3,504

Weighted average common and potential shares outstanding	23,700	23,661	23,663	23,614

Basic earnings per common share	$0.34	$1.02	$2.87	$2.82
Diluted earnings per common share	$0.34	$0.92	$2.85	$2.55

Note 9. Preferred Stock

On May 16, 2005, we redeemed all shares of preferred stock that had not been converted to common stock by holders of preferred stock. Of the 2,760,000 shares of preferred stock issued, 2,754,674 shares were converted into shares of common stock prior to the Redemption Date. We redeemed the remaining 5,326 shares. The issuance costs generated by the preferred stock offering were initially recorded as an offset to the carrying value of our preferred stock and accreted to retained earnings through the mandatory redemption date. Both the accretion of preferred stock issuance costs and the dividends on the preferred stock are recorded as offsets to net income in arriving at earnings available to common shareholders, which is the basis of the earnings per share calculation. Pursuant to the second quarter 2005 conversion and redemption of our preferred shares, all issuance costs have been accreted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

October 28, 2005

Chicago, Illinois

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might”, “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving, including the reserves established for Hurricanes Katrina and Rita, which are based on management estimates; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and NASDAQ policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; our relationship with our agencies; the valuation of invested assets; the valuation of pension and post-retirement benefit obligations; the calculation and recovery of deferred acquisition costs; the resolution of legal issues pertaining to the World Trade Center catastrophe; the resolution of regulatory and legal issues pertaining to Hurricane Katrina; the occurrence of terrorist activity; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and loss settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred acquisition cost asset, and the valuation of pension and post-retirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

United Fire operates property and casualty and life insurance businesses, marketing its products through independent agents. Although it maintains a broad geographic presence that includes most of the United States, more than half of its property and casualty premiums and more than two-thirds of its life insurance premiums are written in five states. Within our property and casualty insurance segment, our primary focus is on our core commercial lines business. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

Our third quarter 2005 financial results have been marked by substantial catastrophes that impacted our property and casualty insurance segment during the quarter. Hurricanes Katrina and Rita, which hit the Gulf Coast region of the United States, had an adverse impact on our underwriting results during the quarter. We detail the impact of the hurricanes on our third quarter financial results later in the Consolidated Financial Highlights section of this discussion.

Since Hurricane Katrina made landfall in New Orleans, it has been necessary for us to focus much of our attention on the Gulf Coast states. The destruction caused by Hurricane Katrina has presented us with many challenges, including processing the increased volume of claims, assisting our 23 employees who lived in the New Orleans area, and organizing storm teams to survey the damage in Louisiana. Hurricane Rita, which made landfall in September, further complicated the situation.

To handle the increased number of claims, our Claims Department in the Home Office extended its office hours, with employees working both evenings and weekends for a five-week period. Although our storm teams are now able to access most of the hurricane-damaged areas, the claim settlement process has been impeded by accessibility problems and insurance coverage issues. We are committed to settling claims as efficiently as possible, carrying out our duties courteously and with the highest ethical standards to help our insureds begin to recover from these storms.

Although, Hurricanes Katrina and Rita had a substantial impact on our financial results in the third quarter, we continue to be encouraged by our non-catastrophe loss experience, which reflected solid results. This quarter was our first quarter since the fourth quarter of 2002 that we did not earn an underwriting profit. We knew that those very strong results wouldn’t be sustainable. In October, Hurricane Wilma hit the state of Florida. We are currently evaluating the impact that Hurricane Wilma will have on our financial results. These storms have reminded us that despite all of the measures we take to reduce our risk—adherence to our strict underwriting standards, careful risk selection, accurate pricing and reinsurance—the possibility for significant loss is always with us. These storms have reminded us that despite all of the measures we take to reduce our risk—adherence to our strict underwriting standards, careful risk selection, accurate pricing and reinsurance—the possibility for significant loss is always with us. Risk-taking is inherent in the insurance business, and we are prepared to deal with catastrophes when they occur.

Although we will review our approach to underwriting both personal and commercial business in coastal areas, we feel confident that our overall philosophy of writing good business with good agents at an adequate price is a solid business approach that will continue to provide positive results.

The property and casualty insurance market remains highly competitive, marked by decreasing premium rates in several lines of business. Although premium growth has been difficult for us overall, we are pleased to note that our Denver Regional Office continues to experience double-digit premium growth and low loss ratios. We expect premium rates paid by insureds in coastal areas to increase as a result of the hurricanes. Furthermore, because of the severity of the impact of the hurricanes on the reinsurance industry, reinsurance rates in general will likely increase. If so, we expect to see a corresponding increase in premium rates across the country, particularly in the property lines of business.

We reported favorable results in our life insurance segment, which somewhat offset poor performance in the property and casualty insurance segment in the third quarter. Our written premium in the life insurance segment continues to improve from last year, with solid increases in our single premium whole life product. Our annuity deposits also remain strong in comparison to 2004. In addition to these improvements, we are encouraged by recent modest increases in our investment yields.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results (In thousands, except per share data)	2005	2004	2005	2004
Total revenues	$149,823	$156,767	$458,819	$451,642
Net income	$7,955	$21,685	$67,472	$60,211
Book value per common share	$23.84	$21.43	$23.84	$21.43
Basic earnings per common share	$0.34	$1.02	$2.87	$2.82
Diluted earnings per common share	$0.34	$0.92	$2.85	$2.55

All per share amounts reflect the retroactive effects of our December 15, 2004 one-for-one stock dividend.

Third quarter 2005 net income totaled $8.0 million, or $.34 per share. Net income for the third quarter of 2004 was $21.7 million, or $1.02 per share. Third quarter diluted earnings were $.34 per share and $.92 per share for 2005 and 2004, respectively. The deterioration in our quarterly results is attributable to Hurricanes Katrina and Rita, which hit the Gulf Coast region of the United States during the quarter. The impact of these storms on our financial results is discussed below.

Total revenues were $149.8 million in the third quarter of 2005, a decrease of $6.9 million, or 4.4 percent, from the third quarter of 2004. Net premiums earned decreased 5.7 percent to $119.2 million in the third quarter of 2005, compared to $126.5 million in the third quarter of 2004. The decrease in net premium earned was driven by reinsurance reinstatement premiums incurred in response to the reinsurance recoveries we expect to receive on our losses from Hurricane Katrina. These charges decreased our net premiums written and net premium earned by approximately $8.0 million. Net realized investment gains were $.6 million in the third quarter of 2005, compared to $2.3 million in the third quarter of 2004. Investment income was $29.8 million in the third quarter of 2005, compared to $27.9 million in the third quarter of 2004.

Pre-tax catastrophe losses, net of reinsurance, of $26.4 million for the third quarter of 2005 added 24.1 points to the combined ratio, resulting in a reduction in after-tax earnings of $.73 per share. In comparison, pre-tax catastrophe losses, net of reinsurance, of $12.5 million for the third quarter of 2004 added 10.7 points to the combined ratio, resulting in a reduction in after-tax earnings of $.41 per share. The severe losses caused by Hurricanes Katrina and Rita resulted in a large increase in the catastrophe losses incurred in the third quarter of 2005, as compared to the third quarter of 2004. The following table details the impact that the catastrophes had on our underwriting results for the third quarter of 2005.

(Dollars in thousands, except per share data)
Catastrophe Losses

Catastrophe	Losses and Loss Settlement Expenses, Net of Reinsurance	After-tax earnings per share impact	Combined Ratio Impact
Hurricane Katrina	$15,750	$(0.43)	14.4%
Hurricane Rita	$10,000	$(0.28)	9.1%
Other	$624	$(0.02)	0.6%

Total	$26,374	$(0.73)	24.1%

Reinsurance Reinstatement Premiums

Net Premiums Written	Net Premiums Earned	After-tax earnings per share impact	Combined Ratio Impact
$(8,005)	$(8,005)	$(0.22)	7.0%

Reserving for the losses and loss settlement expenses related to Hurricanes Katrina and Rita presented a significant challenge to management. Management estimated the losses and loss settlement expenses by reviewing specific known claims and by estimating our potential for additional claims by analyzing reports prepared by independent experts who studied the paths of Hurricanes Katrina and Rita using models accepted in the insurance industry. This information is the best available to us. Actual losses incurred from Hurricanes Katrina and Rita may differ materially from the estimated amounts presented above for several reasons, including our inability to reach portions of the affected area, the potential for legal and regulatory issues that may increase our exposure and the inherent limitations of using models to determine losses. We anticipate that it will be several months before we can determine our actual losses and loss settlement expenses attributable to Hurricanes Katrina and Rita. The financial impact from these hurricanes is most evident in our personal lines business. The specific lines of business that were significantly impacted were as follows: homeowners, allied lines and commercial multi-peril.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2005, net income was $67.5 million, or $2.87 per share (after providing for the dividend and accretion on convertible preferred stock). For the nine months ended September 30, 2004, net income was $60.2 million, or $2.82 per share (after providing for the dividend and accretion on convertible preferred stock). Diluted earnings for the first nine months of 2005 were $2.85 per share. Diluted earnings for the first nine months of 2004 were $2.55 per share. Total revenues were $458.8 million in the first nine months of 2005, an increase of $7.2 million, or 1.6 percent, over the first nine months of 2004. Net premiums earned increased slightly to $366.4 million in the first nine months of 2005, compared to $365.2 million in the first nine months of 2004. Net realized investment gains (before tax) were $4.1 million in the first nine months of 2005, compared to $3.3 million in the first nine months of 2004. Investment income was $87.8 million in the first nine months of 2005 compared to $83.0 million in the first nine months of 2004.

Pre-tax catastrophe losses for the nine months ended September 30, 2005, net of reinsurance, were $32.4 million, which added 9.6 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.96 per share. For the same period of 2004, pre-tax catastrophe losses were $17.8 million, which added 5.3 points to the combined ratio. These catastrophe losses resulted in an after-tax earnings impact of $.58 per share.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results: (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net premiums written	$104,600	$113,768	$347,263	$357,942

Net premiums earned	$109,578	$116,763	$338,043	$339,174
Losses and loss settlement expenses	(78,013)	(68,632)	(179,812)	(189,264)
Amortization of deferred policy acquisition costs	(24,873)	(26,004)	(74,898)	(73,254)
Other underwriting expenses	(9,768)	(5,152)	(25,236)	(23,357)

Underwriting income (loss)	$(3,076)	$16,975	$58,097	$53,299
Investment income, net	$9,020	$7,076	$25,648	$21,079
Realized investment gains	$532	$714	$2,440	$1,744

Income before income taxes	$6,476	$24,765	$86,185	$76,122
GAAP Ratios:
Net loss ratio	71.2%	58.8%	53.2%	55.8%
Expense ratio	31.6%	26.7%	29.6%	28.5%

Combined ratio	102.8%	85.5%	82.8%	84.3%
Combined ratio (without catastrophes)	71.7%	74.8%	71.3%	79.0%

Personal and commercial* lines underwriting analysis:
Premiums earned - personal lines	$9,619	$11,927	$31,902	$36,838
Losses and loss settlement expenses incurred - personal lines	$19,490	$8,421	$31,097	$21,410
Personal lines net loss ratio	202.6%	70.6%	97.5%	58.1%
Premiums earned - commercial lines	$99,959	$104,836	$306,141	$302,336
Losses and loss settlement expenses incurred - commercial lines	$58,523	$60,211	$148,715	$167,854
Commercial lines net loss ratio	58.5%	57.4%	48.6%	55.5%

*	Commercial lines information includes assumed reinsurance results

In the third quarter of 2005, our property and casualty insurance segment’s pre-tax income was $6.5 million, compared to $24.8 million in the third quarter of 2004. This deterioration is attributable to the losses, loss settlement expenses and reinsurance reinstatement premiums generated by Hurricanes Katrina and Rita.

Net premiums written in the third quarter of 2005 were $104.6 million, compared to $113.8 million in the third quarter of 2004. Net premiums earned in the third quarter of 2005 were $109.6 million, compared to $116.8 million in the third quarter of 2004. Without the effect of the $8.0 million reinsurance reinstatement premium incurred in the third quarter of 2005, the quarterly net premiums written and net premiums earned would have been $112.6 million and $117.6, respectively. The increase in net premiums earned we would have achieved without the impact of the reinsurance reinstatement premium is attributable to pricing and other underwriting initiatives that we have pursued in recent years, from which we continue to realize benefits as the related premium is earned. However, moderation in pricing is evident as rate increases have diminished in most lines of business and, in several lines; we have actually experienced a decrease in rates from 2004.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses and loss settlement expenses increased to $78.0 million in the third quarter of 2005 from $68.6 million in the third quarter of 2004. Without the impact of Hurricanes Katrina and Rita, we would have achieved an improvement in our loss experience between quarters, which we attribute to a significant decrease in non-catastrophe claims frequency. This was primarily the result of a decrease in losses arising from weather events not classified as catastrophes.

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the losses and loss settlement expense ratios (collectively referred to as the “net loss ratio”), the underwriting expense ratio (the “expense ratio”) and the combined ratio. The ratios used in this discussion have been prepared on the basis of GAAP.

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. Generally, a combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the third quarter of 2005 was 102.8 percent, compared to 85.5 percent for the third quarter of 2004. Our combined ratio for the first nine months of 2005 was 82.8 percent, compared to 84.3 percent for the same period in 2004.

The catastrophes discussed previously negatively impacted these combined ratios. Without the effect of catastrophes, our combined ratios would have been as follows: third quarter of 2005 – 71.7 percent; third quarter of 2004 – 74.8 percent; nine month period ended September 30, 2005 – 71.3 percent; and nine month period ended September 30, 2004 – 79.0 percent. We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. The table below details our commercial and personal lines loss ratios.

Nine-month periods ended September 30,	2005			2004
(Dollars in Thousands)	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio	Premiums Earned	Losses & Loss Adjustment Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$90,437	$44,209	48.9%	$100,086	$49,427	49.4%
Other liability	90,096	39,317	43.6	81,989	54,766	66.8
Automobile	69,786	31,889	45.7	69,460	37,791	54.4
Workers’ compensation	29,433	19,011	64.6	26,657	18,897	70.9
Fidelity and surety	18,227	6,628	36.4	17,791	4,401	24.7
Miscellaneous	602	261	43.4	619	86	13.9

Total commercial lines	$298,581	$141,315	47.3%	$296,602	$165,368	55.8%

Personal lines:
Automobile	$15,645	$7,966	50.9%	$19,406	$12,779	65.9%
Fire and allied lines	15,816	22,041	139.4	17,080	9,254	54.2
Miscellaneous	441	1,090	247.2	352	(623)	N/A

Total personal lines	$31,902	$31,097	97.5%	$36,838	$21,410	58.1%

Reinsurance assumed	$7,560	$7,400	97.9%	$5,734	$2,486	43.4%

Total	$338,043	$179,812	53.2%	$339,174	$189,264	55.8%

The expense ratio was 31.6 percent for the third quarter of 2005, compared to 26.7 percent in the third quarter of 2004. The deterioration is attributable to a reduction in the amount of underwriting expenses we were able to defer during the quarter as compared to the third quarter of 2004. This reduction resulted from the adverse impact of Hurricanes Katrina and Rita on our underwriting results.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Revenues
Net premiums written	$8,457	$7,538	$24,008	$21,721

Net premiums earned	$9,660	$9,688	$28,400	$26,001
Investment income, net	20,784	20,854	62,182	61,886
Realized investment gains	99	1,567	1,625	1,556
Other income	150	105	481	202

Total Revenues	$30,693	$32,214	$92,688	$89,645

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,695	$3,962	$13,896	$13,746
Increase in liability for future policy benefits	4,249	4,500	12,498	8,533
Amortization of deferred policy acquisition costs	2,824	1,280	8,547	8,152
Other underwriting expenses	1,519	1,481	5,227	4,920
Interest on policyholders’ accounts	13,565	14,113	41,425	42,640

Total Benefits, Losses and Expenses	$26,852	$25,336	$81,593	$77,991

Income before income taxes	$3,841	$6,878	$11,095	$11,654

In the third quarter of 2005, our life insurance segment recorded pre-tax income of $3.8 million, compared to $6.9 million for the third quarter of 2004. The segment’s third quarter results included a $1.5 million decrease in realized investment gains. This decrease was primarily attributable to a $1.1 million realized loss on the sale of a bankrupt airline security. The deterioration in the life insurance segment’s third quarter results was also attributable to an increase in its total benefits, losses, and expenses. Losses and loss settlement expenses increased to $4.7 million in the third quarter of 2005, compared to $4.0 million for the third quarter of 2004. This increase was attributable to an increase in life claims incurred in the third quarter of 2005, as compared to the third quarter of 2004. Amortization of deferred policy acquisition costs increased to $2.8 million in the third quarter of 2005, compared to $1.3 million for the third quarter of 2004. This increase is attributable to the amortization of the deferred policy acquisition costs on our credit life business, which we discontinued in 2004. As our credit life business runs off, we recognize the related deferred acquisition costs through income. In the third quarter of 2005, significant amounts of this business had run off, as compared to very little run off during the third quarter of 2004.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to U.S. generally accepted accounting principles, we do not report annuity deposits as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the third quarter of 2005, annuity deposits were $13.0 million, compared to $11.7 million in the third quarter of 2004. These deposits were more than offset by annuity surrenders and withdrawals of $24.7 million in the third quarter of 2005, compared to $19.9 million in the third quarter of 2004. The increase in surrenders and withdrawals is primarily attributable to our annuitants seeking alternative investment opportunities to a greater extent in 2005 than in 2004.

Investment Results

We recorded net investment income (before tax) of $87.8 million for the nine-month period ended September 30, 2005, compared to $83.0 million for the nine-month period ended September 30, 2004. Our invested assets grew from $1,964.3 million at December 31, 2004 to $2,077.6 million at September 30, 2005.

Net realized investment gains (before tax) for the nine-month period ended September 30, 2005 totaled $4.1 million, compared to $3.3 million of net realized investment gains (before tax) for the nine-month period ended September 30, 2004. During the first nine months of 2005 we recorded $.8 million in investment write-downs, compared to none in the first nine months of 2004.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY & CAPITAL RESOURCES

Liquidity

Cash flow and liquidity is derived from three sources: 1) operating activities; 2) investing activities; and 3) financing activities.

Net cash provided by our operating activities was $94.4 million for the nine months ended September 30, 2005, compared to $102.3 million for the nine months ended September 30, 2004. The decrease in cash provided by operating activities was primarily attributable to the increased settlement of losses in the first nine months of 2005 as compared to the same period in 2004. This increase was attributable to the hurricanes occurring in the third quarter of 2005.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $156.6 million through September 30, 2005 and $150.4 million through September 30, 2004. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims and claim adjusting expenses.

Cash used in financing activities was $3.5 million through the first nine months of 2005, compared to cash provided by financing activities of $7.9 million through the first nine months of 2004, a decrease of $11.4 million between periods. Cash flows from financing activities included annuity and universal life deposits, less withdrawals, of $5.2 million through September 30, 2005 compared to $18.7 million for the same period of 2004.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At September 30, 2005, our consolidated invested assets included $18.6 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50 million on a bank line of credit. We did not utilize our line of credit during 2004 or in the first nine months of 2005.

Capital Resources

At September 30, 2005 our consolidated total assets were $2,765.6 million, compared to $2,570.4 million at December 31, 2004. Invested assets, comprised primarily of fixed maturity securities, increased $113.4 million, or 5.8 percent, from December 31, 2004. The increase in invested assets we have experienced this year is attributable to improvements in the investment environment. As interest rates have increased, suitable investment opportunities have also increased. As a result, we have purchased investments during the first nine months of the year at a frequency exceeding sales, calls and maturities of investments. Somewhat offsetting this increase in invested assets during the first nine months of the year was a decline in the unrealized appreciation recorded on our available-for-sale investments. The primary factor leading to this decline was the impact that increasing interest rates had on the carrying value of our available-for-sale fixed maturity portfolio. Available-for-sale fixed maturities are carried at fair market value, which generally declines as interest rates rise. The net unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. The changes in our total reported invested asset balance are summarized by the following table:

(In Thousands)
Invested Assets at December 31, 2004	$1,964,260
Purchases	368,195
Sales	(12,213)
Calls / Maturities	(204,366)
Other	2,400
Realized gain on sale	4,065
Mark to market adjustment (1)	(666)
Net bond discount accretion	(496)
Change in unrealized gain	(43,535)

Change in carrying value of invested assets	113,384

Invested Assets at September 30, 2005	$2,077,644

(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of our investment portfolio at September 30, 2005 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$478,689	73.9%	$1,375,806	96.2%	$1,854,495	89.3%
Equity securities	145,451	22.5	9,039	0.6	154,490	7.4
Trading securities	7,216	1.1	—	—	7,216	0.3
Mortgage loans	4,342	0.7	19,736	1.4	24,078	1.2
Policy loans	—	—	8,171	0.6	8,171	0.4
Other long-term investments	10,605	1.6	—	—	10,605	0.5
Short-term investments	1,375	0.2	17,214	1.2	18,589	0.9

Total	$647,678	100.0%	$1,429,966	100.0%	$2,077,644	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2005 $1,777.4 million, or 95.4 percent of our fixed income security portfolio, was classified as available-for-sale, compared to $1,633.6 million, or 94.3 percent, at December 31, 2004. We classify our remaining fixed maturities as held-to-maturity or trading. Held-to-maturity fixed maturities are reported at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At September 30, 2005, cash and cash equivalents totaled $239.8 million compared to $305.6 million at December 31, 2004. The decrease was the result of our increased level of investment activity in the first nine months of 2005 and the significant amount of claim payments related to Hurricane Katrina.

Our consolidated deferred policy acquisition costs increased $21.0 million, or 23.6 percent, to $110.3 million at September 30, 2005 from the deferred policy acquisition costs at December 31, 2004. Our property and casualty insurance segment’s deferred policy acquisition costs increased $4.0 million, or 8.4 percent, to $51.3 million at September 30, 2005 from the deferred policy acquisition costs at December 31, 2004. Our life insurance segment’s deferred policy acquisition costs increased $17.1 million to $58.9 million at September 30, 2005 from the deferred policy acquisition costs at December 31, 2004. The increase in the life insurance segment’s deferred policy acquisition costs resulted primarily from the deferred policy acquisition costs related to its universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. The net unrealized gains reported at September 30, 2005 reduced deferred policy acquisition costs by $20.5 million, compared to a decrease of $41.0 million at December 31, 2004.

Stockholders’ equity increased from $452.2 million at December 31, 2004 to $562.4 million at September 30, 2005, an increase of 24.4 percent. The significant components of the increase in stockholders’ equity were net income of $67.5 million, equity of $68.9 million derived from the conversion of preferred shares into common, and proceeds from the issuance of common stock pursuant to our employee stock option plan totaling $.9 million. The primary decreases to stockholders’ equity included a decrease in unrealized appreciation of $15.0 million, stockholder dividends of $9.0 million and preferred stock issuance cost accretion totaling $3.2 million. At September 30, 2005, book value was $23.84 per common share compared to $22.46 per common share at December 31, 2004.

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

(In Thousands) Third quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2005	$113,057	$6,181	$119,238
2004	121,306	5,145	126,451

Year to date	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2005	$371,271	$(4,828)	$366,443
2004	379,663	(14,488)	365,175

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office (“ISO”), a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. The amount we incurred for these non-ISO defined catastrophes for the quarter ending September 30, 2005 and 2004 totaled $.1 million and $1.8 million, respectively. For the nine month period ending September 30, 2005 and 2004 these amounts totaled $.5 million and $4.2 million, respectively. Portions of all catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the losses and loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with U.S. generally accepted accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the fiscal quarter to which this report relates.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3	Second Amendment to the Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of United Fire & Casualty Company’s Form 10-Q, Commission File Number 2-39621, filed with the Commission on July 27, 2005)

3.4	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997

10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998

10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997

10.3	United-Lafayette 401(k) Profit Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2004

31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY (Registrant)

October 28, 2005 (Date)

/s/ John A. Rife
John A. Rife
President, Chief Executive Officer

/s/ Kent G. Baker
Kent G. Baker
Vice President, Chief Financial Officer and Principal Accounting Officer