Form 10-K
period 2005-12-31
UNITED FIRE & CASUALTY CO
filed 2006-03-01
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 2-39621
UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

Iowa	42-0644327

(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue SE
Cedar Rapids, Iowa	52407-3909

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (319) 399-5700
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☑     NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐     NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  ☑     NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES  ☐     NO  ☑
As of February 27, 2006, 23,598,773 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2005, was approximately $719.0 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates.

FORM 10-K TABLE OF CONTENTS

PART I.
ITEM 1. BUSINESS
FORWARD-LOOKING INFORMATION
It is important to note that our actual results could differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our property and casualty insurance segment includes United Fire and the following companies:
•	Addison Insurance Company, an Illinois property and casualty insurer; Lafayette Insurance Company, a Louisiana property and casualty insurer; and American Indemnity Financial Corporation, a Delaware holding company; all of which are wholly owned by United Fire & Casualty Company.

•	American Indemnity Financial Corporation owns substantially all of American Indemnity Company, a Texas property and casualty insurer. American Indemnity Company has two wholly owned insurance subsidiaries: Texas General Indemnity Company, a Colorado property and casualty insurer, and United Fire & Indemnity Company, a Texas property and casualty insurer. United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by United Fire & Indemnity Company.
Our life insurance segment consists of United Life Insurance Company, a wholly owned subsidiary of United Fire & Casualty Company.
A table reflecting revenues, net income and assets attributable to our segments is included in Note 12 of the Notes to Consolidated Financial Statements. All intercompany balances have been eliminated in consolidation.
As of December 31, 2005, we employed 648 full-time employees.
Our website provides access to our electronic filings with the Securities and Exchange Commission. These filings can be accessed through the “Investor Relations” section of our website free of charge. We also voluntarily provide paper and electronic copies of our filings free of charge upon request. Our company website address is www.unitedfiregroup.com.
MARKETING
We market our products through our home office in Cedar Rapids, Iowa, and in two regional locations: Westminster, Colorado, a suburb of Denver, and Galveston, Texas.
We are licensed as a property and casualty insurer in 41 states, primarily in the Midwest, West and South. We have 917 independent agencies representing us and our property and casualty subsidiaries. The following states provided 55.6 percent of the direct premium volume written by the property and casualty insurance segment in 2005: Iowa (13.4%), Texas (12.9%), Colorado (10.5%), Louisiana (10.4%) and Missouri (8.4%).
Our life insurance subsidiary is licensed in 27 states, primarily in the Midwest and West, and is represented by 944 independent agencies. The following states provided more than 76.5 percent of the direct premium volume written by this segment in 2005: Iowa (45.6%), Wisconsin (8.9%), Minnesota (8.4%), Nebraska (7.2%) and Illinois (6.4%).
Our regional offices are staffed with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. Also, home office staff technicians and specialists provide support to the subsidiaries, regional offices and independent agencies. We use management reports to monitor subsidiary and regional offices for overall results and conformity to our business policies.

We compete in the United States property and casualty insurance market with approximately 3,000 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality property and casualty business with us. We estimate property and casualty agencies will receive profit-sharing commissions of $20.0 million in 2006, based on business the agencies did in 2005.
Our life insurance segment also operates in a highly competitive industry. We encounter significant competition in all lines of business from other life insurance companies and other providers of financial services. The life insurance segment utilizes competitive commission rates, other sales incentives and quality service to attract and maintain its relationship with independent agencies.
To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, on our public website, which provides general company and product information, we provide a section accessible exclusively to our agents where they can quote new business, submit applications, submit change requests, report new claims, and process payments electronically. Our agents can access detailed information about their policyholders, including policy declarations, coverage forms, billing transactions and claims information. Our agents can also use the agent-only portion of our website to access their experience reports, review detailed information about our products, order sales literature and download our applications, questionnaires and other forms. Our surety bond agents can issue and upload contract, license and permit bonds online, submit new bid bond requests and view detailed bond information. Our life agents can quote new life policies, view the status of customers’ applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. We also offer a variety of online payment options for our policyholders, including payment via credit card, debit card and electronic check. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.
PRODUCTS
Property and casualty insurance segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 91.1 percent of our direct property and casualty premiums written for the year ended December 31, 2005. Our primary commercial lines are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers’ compensation and surety.
Our personal lines, which represented 8.9 percent of our direct property and casualty premiums written for the year ended December 31, 2005, primarily consist of automobile and fire and allied lines coverage.
The table below is a summary of our property and casualty direct premiums written by major category.

(Dollars in Thousands)		Percent of		Percent of		Percent of
Years Ended December 31	2005	Total	2004	Total	2003	Total

Commercial lines:
Fire and allied lines (1)	$137,768	29.0%	$144,861	30.3%	$149,269	31.9%
Other liability (2)	131,489	27.6%	124,290	26.0%	110,881	23.6%
Automobile	95,121	20.0%	96,044	20.1%	91,891	19.6%
Workers’ compensation	37,746	8.0%	34,055	7.1%	32,931	7.0%
Surety	27,296	5.8%	28,816	6.0%	26,380	5.6%
Miscellaneous	3,189	0.7%	3,189	0.7%	2,444	0.5%

Total commercial lines	$432,609	91.1%	$431,255	90.2%	$413,796	88.2%

Personal lines:
Automobile	$19,416	4.1%	$23,946	5.0%	$29,534	6.3%
Fire and allied lines (3)	22,288	4.7%	23,218	4.7%	25,115	5.4%
Miscellaneous	355	0.1%	421	0.1%	558	0.1%

Total personal lines	$42,059	8.9%	$47,585	9.8%	$55,207	11.8%

Total	$474,668		$478,840		$469,003

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The following table shows loss ratios, expense ratios and combined ratios for the periods indicated for us and for the property and casualty industry. These ratios have been prepared on a statutory basis. We obtained the industry ratios from A.M. Best Company.

Years Ended December 31	2005	Industry (1)	2004	Industry	2003	Industry

Loss ratio	81.2%	76.2%	56.1%	72.9%	62.5%	74.9%
Expense ratio (2)	31.3%	25.8%	30.3%	25.2%	30.6%	25.2%

Combined ratio	112.5%	102.0%	86.4%	98.1%	93.1%	100.1%

(1)	A.M. Best Company estimate

(2)	Includes policyholder dividends
The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated. The ratios are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Industry ratios are unavailable because they are not normally calculated in accordance with GAAP.

Years Ended December 31	2005	2004	2003

Loss ratio	82.4%	56.1%	62.5%
Expense ratio (1)	28.9%	29.2%	29.1%

Combined ratio	111.3%	85.3%	91.6%

(1)	Includes policyholder dividends
Life insurance segment
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities, universal life products and traditional life (primarily single premium whole life) products. Universal and traditional life products have become a larger portion of our life insurance business in recent years. Our 2005 life insurance premium revenues, as determined on the basis of statutory accounting principles, were allocated as follows: single premium annuities (approximately 64 percent); traditional life products (approximately 21 percent); and universal life products (approximately 13 percent). We also underwrite and market other traditional products, including various term life insurance products and whole life insurance. Additionally, we offer an individual disability income rider that may be attached to our life insurance products. We do not write variable annuities or variable insurance products.
Statutory accounting principles require us to recognize deposits for policyholders on universal life and annuity products as premiums when they are collected. Under GAAP, we are required to recognize these deposits as policyholder liabilities.
Total life insurance in force, before ceded reinsurance, is $4.2 billion as of December 31, 2005 and 2004. Traditional life insurance products represent 52 percent of our insurance in force at December 31, 2005, and 47 percent of insurance in force at December 31, 2004. Universal life insurance represents 42 percent of insurance in force at December 31, 2005, and 43 percent of insurance in force at December 31, 2004.
REINSURANCE
Property and casualty insurance segment
Our property and casualty insurance segment follows the industry practice of reinsuring a portion of its exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies reinsured. We purchase reinsurance to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses from a single catastrophe, such as a hurricane or tornado. In 2005, we ceded written premiums of $36.1 million, which was 7.4 percent of our direct and assumed written premium.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include Employers Reinsurance Corporation, Folksamerica Reinsurance Company, Hanover Ruckversicherungs, Platinum Underwriters Re, AXA Corporate Solutions Insurance Company, Partner Reinsurance Company of the United States, and Hartford Steam Boiler & Inspection.

We have several programs that provide reinsurance coverage. Our reinsurance programs limit the risk of loss that we retain by reinsuring direct risks in excess of our stated retention. Our property reinsurance program covers policy losses in excess of $2.0 million up to $12.0 million for 2005 and 2004, and policy losses in excess of $1.5 million up to $10.0 million for 2003. Our casualty reinsurance program covers policy losses in excess of $2.0 million up to $15.0 million for 2005 and 2004, and policy losses in excess of $1.5 million up to $12.0 million for 2003. Our personal and commercial umbrella reinsurance program generally covers policy losses in excess of $1.0 million up to $5.0 million for 2005, 2004 and 2003. Our surety reinsurance program covers 100 percent of policy losses in excess of $1.5 million up to $5.0 million for 2005 and 100 percent of policy losses in excess of $1.3 million up to $5.0 million for 2004 and 2003. In 2005, 2004 and 2003, our surety reinsurance program also covers 90 percent of policy losses in excess of $5.0 million up to $15.0 million; and 80 percent of policy losses in excess of $15.0 million up to $20.0 million. Our catastrophe reinsurance program mitigates the total direct loss we may incur from a single catastrophe. For 2005, this program provides coverage, for 95 percent of our policy losses in excess of our retention of $10.0 million for a catastrophic event, up to a limit of $115.0 million. For 2004, our program covered 95 percent of catastrophic policy losses in excess of $10.0 million up to $95.0 million. For 2003, our program covered 95 percent of catastrophic policy losses in excess of $7.5 million up to $70.0 million.
The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers. At December 31, 2005 and 2004, there were no uncollectible reinsurance balances that would result in a material impact on our Consolidated Financial Statements. In accordance with GAAP and industry practice, we account for premiums, both written and earned, and losses incurred net of reinsurance ceded.
Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. Most of our assumed reinsurance business expired on or before December 31, 2000. We continue to limit our exposure through the selective renewal of our remaining reinsurance contracts. However, we continue to have exposure related to the assumed reinsurance contracts that we have elected to continue to write and those that are in runoff status.
Life insurance segment
Our life insurance segment purchases reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $.2 million. On standard individual life cases where the insured is age 66 or older, our retention is $.1 million. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $.3 million. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1.0 million of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $5.0 million. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout. In 2005, we ceded written premiums of $1.8 million, which was 5 percent of our direct and assumed written premium.
The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company’s primary reinsurance companies are Generali USA Life Reassurance Company, American United Life Insurance Company, Hannover Life Reassurance Company of America, and RGA Reinsurance Company. Most of these companies insure both life and accident and health risks. At December 31, 2005 and 2004, there were no uncollectible reinsurance balances that would result in a material impact on our Consolidated Financial Statements.
The life insurance segment began assuming credit life and accident and health insurance in 2002. We discontinued this practice in 2004. We continue to have exposure related to our assumed reinsurance contracts that are in a runoff status.
RESERVES
Property and casualty insurance segment
Our property and casualty companies are required by applicable insurance laws to maintain reserves for losses and loss settlement expenses with respect to both reported and unreported losses. Loss reserves are estimates at a given time of the ultimate amount expected to be paid on losses that are, in fact, incurred. Reserves for loss settlement expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. These reserves are revised based on analysis of historical results and management’s review. We base estimates of losses on facts and circumstances known at the time those estimates are made.
Loss reserves have two components: reserves for reported losses and reserves for incurred but not yet reported losses. We estimate reserves for reported losses in one of two ways. For some classes of reported losses under $5,000, we base reserves upon a preset schedule determined by averaging similar claims paid over a recent twelve-month period. Annually we revise the preset schedule in response to changes in experience or as investigations progress and further information is received. We establish other reserves for reported losses on an individual case basis. Our claims personnel establish the reserves, review and revise the reserves on expected losses based on a variety of factors, including the type of claim, our knowledge of the circumstances surrounding each loss, the policy provisions relating to the type of loss, trends in the legal system and other factors.
For incurred but not yet reported losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims and the probable number and nature of losses arising from occurrences that have not yet been reported.
The process of estimating loss reserves involves a considerable degree of judgment by our claims personnel. Because reserves are estimates of the amount expected to be paid based on facts and circumstances known at any given time, we continuously review our loss reserves. During the claims settlement period, which may extend over a long period of time, our claims personnel may become aware of additional facts regarding claims and trends that cause us to refine and adjust our estimates of ultimate liability. Consequently, actual loss reserves may deviate significantly from the estimates reflected in our Consolidated Financial Statements. Such deviations may be significant.
We do not discount reserves based on the time value of money. We consider inflation in the reserving process by reviewing cost trends, loss settlement expenses and historical reserving results, and likely future economic conditions.
The table on the following page shows the calendar year development of net loss and loss settlement expense reserve liabilities and payments for our property and casualty companies for the years 1996 through 2004. The top line of the table shows the estimated net liability for unpaid losses and loss settlement expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for losses arising in all prior years that are unpaid at the end of each year, including an estimate for losses that had been incurred but not yet reported, net of applicable ceded reinsurance. The first portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second portion of the table displays cumulative net losses and loss settlement expenses paid for each of the years indicated. The third portion of the table displays the reinsurance recoverable, the re-estimated amount of reinsurance recoverable and the resulting gross liabilities.

(Dollars in Thousands)
Years Ended December 31

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Liability for Unpaid
Losses and Loss Settlement Exp:	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963
Net Liability Re-Estimated as of
One year later	176,332	192,297	213,047	273,706	273,469	315,854	344,590	361,153	358,796
Two years later	169,348	185,700	233,325	261,217	290,872	323,354	340,502	331,693
Three years later	164,030	198,298	226,353	273,921	300,011	321,168	324,582
Four years later	172,366	198,931	232,851	279,740	302,884	318,125
Five years later	176,411	202,765	235,860	279,653	298,428
Six years later	177,384	208,071	235,560	280,983
Seven years later	181,611	206,938	236,844
Eight years later	181,512	206,962
Nine years later	181,771

Net Redundancy	$28,105	$11,950	$6,162	$29,654	$22,078	$8,785	$32,307	$68,047	$77,484

Cumulative Amount of
Net Liability Paid Through:
One year later	$61,694	$62,988	$71,251	$97,021	$110,516	$112,546	$107,271	$100,895	$110,016
Two years later	93,599	97,142	123,965	154,886	166,097	172,538	172,158	167,384
Three years later	110,531	122,818	155,622	189,730	204,792	215,002	214,307
Four years later	122,413	143,216	176,376	213,190	230,889	240,973
Five years later	134,193	158,306	190,644	231,838	245,677
Six years later	142,955	168,310	199,802	241,540
Seven years later	150,346	175,381	205,149
Eight years later	153,955	179,261
Nine years later	157,074

Net Liability for Unpaid
Losses and Loss Settlement Exp:	$209,876	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963
Reinsurance Recoverable	11,331	12,856	8,111	27,606	37,526	36,909	35,760	27,307	28,609	60,137

Gross Liability	$221,207	$231,768	$251,117	$338,243	$358,032	$363,819	$392,649	$427,047	$464,889	$620,100

Net Re-Estimated Liability	$181,771	$206,962	$236,844	$280,983	$298,428	$318,125	$324,582	$331,693	$358,796
Re-Estimated Reinsurance Recov.	17,088	14,827	11,089	27,275	34,712	37,133	41,039	35,795	34,703

Gross Re-Estimated Liability	$198,859	$221,789	$247,933	$308,258	$333,140	$355,258	$365,621	$367,488	$393,499

Gross Redundancy	$22,348	$9,979	$3,184	$29,985	$24,892	$8,561	$27,028	$59,559	$71,390

The table above illustrates a year-to-year cumulative redundancy in our net reserves for liability for unpaid losses and loss settlement expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. We believe that our redundancies are the result of a variety of factors, including:
•	establishing reserves that are appropriate and reasonable, but assuming a pessimistic view of potential outcomes;

•	using claims negotiation to control the size of settlements;

•	assuming that we have a percentage of liability for all claims, even though the issue of liability may in some cases be resolved totally in our favor;

•	promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and

•	using programs and services to help prevent fraud and to assist in favorably resolving cases.
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
Over the course of the last 10 years, our net reserves for losses and loss settlement expenses have exceeded our incurred losses and loss settlement expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the midpoint of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining reserves, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year net redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.
We believe the reserves for our property and casualty insurance segment at December 31, 2005, are appropriate. The increases over the last 10 years in liability for net unpaid losses and loss settlement expenses reflect our increased business. In determining the appropriateness of our reserves, we rely upon the opinion of an independent actuary that our reserves meet the requirements of applicable insurance laws, are consistent with reserves that are computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision in the aggregate for all unpaid loss and loss settlement expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. Because we are comfortable with our reserving experience, we have not made any significant changes in our reserving methodology or philosophy.
Life insurance segment
The reserves reported in our Consolidated Financial Statements are calculated in accordance with GAAP. We calculate our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under Statement No. 97, we establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals. We base statutory reserves for the life insurance segment upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. Independent consulting actuaries assist us in developing and analyzing our reserves.
INVESTMENTS
We comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, our liquidity needs, our tax position and general market conditions. We also consider the timing of our obligations, as cash must be available when obligations are due to be paid. We make modifications to our investment portfolio as the conditions listed above change. We manage all but a small portion of our investment portfolio internally.
The property and casualty insurance segment’s assets are invested to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. The life insurance segment’s assets are invested primarily in investment grade fixed maturities in order to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.
Investment results for the periods indicated are summarized in the following table, which is presented in accordance with GAAP.
(Dollars in Thousands)

			Annualized Yield on
	Average Invested	Investment Income,	Average Invested
Years ended December 31	Assets(1)	Net(2)	Assets

2005	$2,065,775	$118,847	5.8%
2004	1,959,729	111,474	5.7%
2003	1,836,872	108,540	5.9%

(1)	Average based on invested assets (including money market accounts) at beginning and end of year.

(2)	Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

ITEM 1A. RISK FACTORS
RISK FACTORS
We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors in addition to those listed here. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks relating to our business
•	Catastrophe losses are unpredictable and may adversely affect our results of operations, liquidity and financial condition.
Our property and casualty insurance operations expose us to claims arising out of catastrophes, such as hurricanes, tornadoes, windstorms, hailstorms, fires, explosions, earthquakes and other events, including terrorist acts. For example, Hurricanes Katrina and Rita swept through the Gulf Coast region of the United States in 2005, severely impacting our financial results for the year. Catastrophe claims arise principally under our commercial insurance policies, but we also have exposure under our personal insurance policies. Our automobile business exposes us to losses arising from floods and other perils. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations. Claims from catastrophic events could reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition or results of operations. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.
•	Risks and uncertainties our business is subject to may potentially impair our ability to maintain our favorable financial strength ratings and the financial strength ratings of insurance company subsidiaries. This could adversely affect our ability to compete effectively with our competitors; and our ability to sell insurance policies could decline, reducing our sales and earnings.
Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. Furthermore, if the rating of a reinsurer is unfavorable, the rating agency may reduce the rating of an insurance company purchasing reinsurance from that reinsurer.
We believe that the ratings assigned by third-party rating agencies are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by these agencies. If an agency downgrades our ratings in the future, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that are more relevant to policyholders than investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security.
•	Our reserves for losses and costs related to settlement of losses and our annuity reserves may be inadequate, which would have an unfavorable impact on our financial results.
Our reserves for claims and future policy benefits may prove to be inadequate, which may result in a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries. We establish property and casualty reserves for loss and loss settlement expenses based on assumptions and estimates of damages and liabilities incurred. For our life insurance products, our actuaries calculate these reserves based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid, and the investment returns on the assets we purchase with the premiums we receive.
Our reserves are only estimates; we determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts that we will pay for or the timing of payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. The following factors may have a substantial impact on our future loss experience:
•	the length of time between the actual occurrence of a claim, and the report date of the claim;

•	the amounts of claims settlements and awards;

•	changes in medical care, including the effect of inflation;

•	the cost of home/business repair, including the effect of inflation and the accessibility of labor and materials;

•	state regulatory requirements; and

•	the judicial environment, including, but not limited to, changes in case law, the impact of jury awards, and the interpretation of policy provisions.
Actual claims and claim expenses paid might exceed our reserves. If our reserves are insufficient, or if we believe our reserves are insufficient, to cover our actual loss and loss settlement expenses, we would have to augment our reserves and incur charges to our earnings. These charges could be material.
•	Interest rate fluctuations could negatively affect our profitability.
Some of our products, principally fixed annuities, expose us to the risk that changes in interest rates will reduce our “spread,” which is the difference between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our investments intended to support our obligations under the contracts.
In periods of increasing interest rates, we may not be able to replace our invested assets with higher yielding assets to the extent needed to fund the higher rates we must pay with respect to our interest-sensitive products to keep them competitive. Consequently, we may have to accept a lower spread, and thus lower profitability, or face a decline in sales and loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed income securities, commercial mortgages and mortgage-backed securities in which we have invested in order to borrow at lower market rates, which exacerbates this risk. Because we are entitled to reset the interest rates on our annuities only at limited, pre-established intervals and because many of our policies have guaranteed interest rates, our spreads could decrease and potentially become negative.
Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us of fluctuations in interest rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (approximately 89 percent) of our investment portfolio in fixed income securities, including our portfolio of preferred debt trading securities. Generally, the fair value of these investments increases or decreases in an inverse relationship with changes in interest rates. Because we classify approximately 96 percent of our fixed income securities as available-for-sale, we must report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which could affect our stockholders’ equity.
Increases in interest rates may cause increased surrenders and withdrawals from insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. This process may lead to an outflow of cash from our business. These outflows may require us to sell invested assets at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. In addition, unanticipated withdrawals and terminations also may require us to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses in the current period.
The fair value of securities in our investment portfolio may fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Changes in the fair value of securities in our investment portfolio are reported in our financial statements and, therefore, could result in realized or unrealized investment losses, thereby affecting our stockholders’ equity.
We are exposed to the chance that issuers of bonds that we hold will not be able to pay principal or interest when it is due. Increasing credit defaults and impairments may cause write-downs in the value of the bonds we hold. Pervasive deterioration in the credit quality of issuers, changes in interest rate levels, and changes in interest rate spreads between types of investments, could significantly affect the value of our invested assets and our earnings.
•	Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
The financial results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including market and competitive conditions and regulatory issues. Any significant decrease in the rates for property and casualty insurance could reduce our net income. Our profitability, like the profitability of other companies in the industry, can be affected significantly by:
•	rising levels of actual costs that we are unaware of at the time we price our products;
•	volatile and unpredictable developments, including manmade, weather-related and other natural catastrophes or terrorist attacks;
•	changes in loss reserves resulting from general claims and the legal environment, as different types of claims arise and judicial interpretations relating to the scope of our liability develop; and
•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect our return on invested assets and may impact our ultimate payout of losses.
The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.
Our investment returns, and thus our profitability, may also be adversely affected from time to time by conditions affecting a specific investment and, more generally, by stock and other market fluctuations and general economic, market and political conditions. Our ability to make a profit on insurance products, fixed annuities and products with guaranteed interest features depends in part on the returns on investments supporting our obligations under these products. As previously described, the value of specific investments may fluctuate substantially.
•	Our geographic concentration in both our property and casualty insurance and life insurance segments tie our performance to the business, economic and regulatory conditions of those states.
The following states provided 55.6 percent of the direct premium volume in the property and casualty insurance segment in 2005: Iowa (13.4%), Texas (12.9%), Colorado (10.5%), Louisiana (10.4%) and Missouri (8.4%). The following states provided 76.5 percent of the direct premium volume in the life insurance segment in 2005: Iowa (45.6%), Wisconsin (8.9%), Minnesota (8.4%), Nebraska (7.2%), and Illinois (6.4%). Unfavorable business, economic, or regulatory conditions in these states could negatively affect our company. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written significant numbers of property and casualty insurance policies.
•	If we cannot adequately meet our independent agents’ needs or keep pace with our competitors’ future technological advances, we may lose business.
We do business with 917 property and casualty insurance agencies in 41 states and 944 life insurance agencies in 27 states. We have contracts with all of our agencies. Our agencies are independent and offer products of competing companies. Our agencies require the timely processing of applications and claims, as well as prompt attention to their questions and concerns. We use technology to provide our agencies with information and to process applications for insurance coverage and claims. Examples of such technology include the use of the Internet to provide agencies with access to policy information and to submit underwriting and claims information. Although we believe we have good relationships with our independent agents, if we are unable to continue to adequately meet our independent agents’ needs and keep pace with our competitors’ future technological advances, we may not be able to retain the agents’ business.
•	If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk, especially catastrophe risks that we and our insurance company subsidiaries underwrite. The availability and cost of reinsurance is subject to market conditions that are beyond our control. The availability and cost of the reinsurance we purchase may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, especially risks related to catastrophes.

•	We cannot guarantee that our reinsurers will pay claims in a timely fashion, if at all. As a result, we could experience losses.
We transfer some of the risk we have from the direct policies that we write to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Our reinsurers may not pay what they owe us on a timely basis or at all. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Losses incurred by some of our reinsurers from Hurricane Katrina may adversely affect their financial resources, which could affect their ability to pay us.
•	Legal and regulatory proceedings may have an adverse effect on our business.
As a member of the insurance industry, we are subject to various lawsuits arising out of the ordinary course of business, some of which involve claims for significant and/or uncertain amounts and the resolutions of which are unpredictable. This litigation is based on a range of issues including insurance and claim settlement practices. For further information about our significant pending litigation, see “Item 3, Legal Proceedings.”
•	We face significant competitive pressures in our business that could cause demand for our products to fall and reduce our revenue and our profitability.
The insurance industry is highly competitive. In our property and casualty business and in our life business, we compete, and will continue to compete, with dozens of major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors have far greater financial and marketing resources than we do. Our premium revenue and our profitability could decline if we lose business to competitors offering similar or better products at or below our prices. We price our insurance products based on estimated profit margins, and we do not expect to be able to significantly reduce our current estimated profit margins in the near future. Many of our competitors, however, are better capitalized than we are and may be able to withstand significant reductions in their profit margins. If our competitors decide to target our policyholder base by offering lower-priced insurance, we may not be able to respond competitively. In addition, a number of legislative or industry developments could further increase competition in our industry. Increased competition from these developments could cause the demand for our products to fall, which could reduce our revenue and our profitability.
These legislative or industry developments include:
•	the enactment of the Gramm-Leach-Bliley Act of 1999, which permits financial services companies such as banks and brokerage firms to engage in the insurance business, could result in increased competition from new entrants to our markets;

•	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas; and

•	changing practices caused by the Internet, such as the direct purchase by consumers of life and property and casualty insurance products, which have led to greater competition in the insurance business.
These developments and others could make the property and casualty insurance marketplace more competitive by increasing the number and strength of competitors. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence our ability to maintain or increase premium rates. Accordingly, these developments could reduce our revenue and our profitability.
•	Because we are heavily regulated by the states in which we operate, we may be limited in the way we operate.
We are subject to extensive supervision and regulation by the states in which we operate. Governmental agencies exercise broad administrative power to regulate many aspects of the insurance business. This regulation covers, among other things:
•	standards of solvency, including risk-based capital measurements;

•	restrictions on the amount, type, nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes;

•	premium rates;

•	marketing practices;

•	policy forms;

•	capital adequacy;

•	the amount of dividends that can be paid;

•	licensing of agents;

•	approval of reinsurance contracts and intercompany contracts;

•	approval of proxy statements; and

•	potential assessments in order to provide funds to settle covered claims under insurance policies provided by impaired, insolvent or failed insurance companies.
In addition, state insurance holding company statutes generally require prior notice or approval of changes in control of an insurer or its holding company. Regulatory authorities enforcing these statutes are concerned primarily with the protection of policyholders rather than stockholders.
Regulations of state insurance departments may affect the cost or demand for our products and may impede us from obtaining premium rate increases or taking other actions we might wish to take to increase our profitability. Furthermore, we may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities or assess fines or penalties against us.
•	Our success depends on retaining our current key personnel and attracting additional key personnel.
Our performance depends on the continued service of our senior management. None of our senior management is bound by an employment agreement nor do we have key person insurance on any of our senior management. Our success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, underwriting, claims, risk management, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.
•	The majority owner of our common stock may take actions conflicting with other stockholders’ interests.
The majority owner has a beneficial interest in, and votes or controls the disposition of, 22.2 percent of our issued and outstanding common stock. He is in a position to strongly influence the outcome of substantially all corporate actions requiring stockholder approval, including mergers involving our company, sales of all, or substantially all, of our assets and the adoption of amendments to our articles of incorporation. Also, he may have interests different than, or adverse to, those of our other stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own two buildings (a five-story office building and an eight-story office building in which part of the first floor is leased to tenants) and related parking facilities in Cedar Rapids, Iowa, that we use as our home office. The two buildings are connected by a skywalk. We also lease additional adjacent office space in Cedar Rapids. Our regional locations in Westminster, Colorado, and Galveston, Texas, conduct operations in leased office space. Our claims office in New Orleans, Louisiana, also operates through leased office space.

ITEM 3. LEGAL PROCEEDINGS
In the aftermath of Hurricane Katrina, our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company and many other insurers in the Louisiana market have been named defendants in litigation commenced by policyholders seeking class certification alleging various improprieties in the claims settlement process. This litigation is in the very early stages and we can not at this time make a determination that the litigation is or will be material, but we believe the claims have been handled consistent with the policy language and the applicable law. However, this litigation and the number of potential members of any class certified, could potentially create a material obligation for Lafayette Insurance Company, although we do not consider it to be material at this time.
We consider all of our other litigation pending at December 31, 2005, to be ordinary, routine and incidental to our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
United Fire’s common stock is traded on the NASDAQ National Market System under the symbol UFCS. On February 1, 2006, there were 963 holders of record of United Fire common stock. The table below sets forth the high and low bid quotations for the common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.
Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table below shows the quarterly cash dividends declared in 2005 and 2004. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements and general business conditions. We have paid dividends every quarter since March 1968.
State law permits the payment of dividends only from statutory accumulated earned profits arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment, we are either able to pay our debts as they become due in the usual course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to state law restrictions on dividends.
Information about securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this report.
All share and per share amounts reflect the effects of our December 15, 2004, one-for-one stock dividend.

			Cash
	Share Price		Dividends
	High	Low	Declared

2005
Quarter Ended:
March 31	$35.68	$27.75	$0.12
June 30	45.46	33.30	0.12
September 30	47.72	37.20	0.12
December 31	47.44	39.36	0.12

2004
Quarter Ended:
March 31	$22.10	$20.13	$0.10
June 30	29.00	20.91	0.10
September 30	31.90	26.76	0.10
December 31	35.76	26.61	0.12

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands Except Per Share Data)

Years Ended December 31	2005	2004	2003	2002	2001

Total assets	$2,721,924	$2,570,387	$2,405,155	$2,159,475	$1,851,839

Redeemable preferred stock	—	65,789	65,456	65,113	—

Revenues
Net premiums earned	$495,516	$492,291	$464,595	$417,286	$372,019
Investment income, net	118,847	111,474	108,540	105,553	98,909
Realized investment gains (losses), net	4,540	4,060	(1,691)	(13,801)	(186)
Other income	702	300	1,841	1,839	2,210

Net income	9,044	78,817	55,574	20,786	24,093

Preferred stock dividends and accretions	4,106	4,742	4,742	3,100	—
Basic earnings per common share	0.22	3.68	2.53	0.88	1.20
Diluted earnings per common share	0.22	3.34	2.36	0.88	1.20

Cash dividends declared per common share	0.48	0.42	0.39	0.37	0.36

The selected financial data herein has been derived from the consolidated financial statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements and Related Notes.” All share and per share amounts reflect the effects of our December 15, 2004, one-for-one stock dividend.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following financial discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto which can be found on subsequent pages of this report.
SAFE HARBOR STATEMENT
This discussion may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving, including the reserves established for Hurricanes Katrina and Rita, which are based on management estimates; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and NASDAQ policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; our relationship with our agencies; the valuation of invested assets; the valuation of pension and postretirement benefit obligations; the calculation and recovery of deferred policy acquisition costs; the resolution of legal issues pertaining to the World Trade Center catastrophe; the ability to maintain and/or advance our technological systems and safeguard the security of our data; changes in federal tax law; the resolution of regulatory and legal issues pertaining to Hurricane Katrina; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW AND OUTLOOK
In 2005, the property and casualty insurance industry endured the most severe hurricane season in history. On August 26, 2005, Hurricane Katrina struck the southern coast of Florida as a Category 1 storm. On August 29, 2005, Hurricane Katrina devastated the Gulf Coast region as a Category 4 storm. The states of Louisiana, Mississippi and Alabama were hardest hit. High velocity winds, storm surge, heavy rain and flooding resulted in loss of human life, extensive property damage and extended periods of business interruption. Insurance industry experts estimate the total insured losses arising from Hurricane Katrina to be in the range of $40.0 billion to $60.0 billion. This makes Hurricane Katrina the most costly insured loss from a single event in U.S. history, exceeding Hurricane Andrew and the terrorist attacks of September 11, 2001. Industry experts expect the total economic impact, including insured and uninsured property and flood damages, to exceed $200.0 billion.
Hurricanes Wilma (total industry estimated loss — $10.0 billion), Rita (total industry estimated loss — $7.0 billion), Dennis (total industry estimated loss — $3.0 billion) and Ophelia (total industry estimated loss — $800.0 million) also resulted in significant insured losses during the year. Industry experts estimate Hurricanes Wilma and Rita to rank as the fourth and seventh costliest hurricanes in history, respectively. The year 2004 was also marked by significant hurricane activity, specifically Hurricanes Charley, Ivan, Frances and Jeanne. Seven of the ten costliest hurricanes in history occurred between August 2004 and October 2005.
Hurricanes Katrina and Rita were the two most costly catastrophes in our company’s history. The table on the following page details the impact of these storms on our financial results for the year. Included is the $8.0 million reinsurance reinstatement premium incurred in response to the reinsurance recoveries on our losses from Hurricane Katrina.

(Dollars In Thousands Except Per Share Data)

Catastrophe Losses
	Losses and Loss
	Settlement Expenses,	After-Tax Earnings
Catastrophe	Net of Reinsurance	Per Share Impact	Combined Ratio Impact

Hurricane Katrina	$178,193	$(5.16)	39.1%
Hurricane Rita	$10,922	$(0.32)	2.4%
Other	$7,968	$(0.23)	1.7%

Total	$197,083	$(5.71)	43.2%

Reinsurance Reinstatement Premiums
		After-Tax Earnings
Net Premiums Written	Net Premiums Earned	Per Share Impact	Combined Ratio Impact

$ (8,005)	$(8,005)	$(0.23)	1.9%

Hurricane Katrina presented us with many challenges never before seen. The extraordinary magnitude of this hurricane and the subsequent flooding of New Orleans made large portions of the city totally inaccessible for extended periods of time. During this time, a large portion of the hurricane-affected population remained evacuated. These conditions significantly delayed both the reporting of claims by our policyholders and the appropriate damage assessment by our claims personnel, limiting our ability to initially compile an accurate projection of the impact of this hurricane on our financial results. The flooding also hindered the loss assessment process by giving rise to claim coverage complications. Flooding is a loss peril specifically excluded by our insurance policies. Determining whether water damage to insured property was the result of wind damage (a covered peril) or flooding complicated our loss assessment process. This storm also forced us to rethink many previously widely accepted assumptions about hurricanes. Through December 31, 2005, over 95 percent of our policyholders in the hurricane-affected area have reported a claim. This level of claim penetration far exceeds the levels experienced in any hurricane that has ever affected our company. Of these claims, we also experienced a higher than anticipated level of severity. Despite these challenges resulting from the uniqueness of this storm, based upon the information we currently have available to us, we believe that at December 31, 2005, the level of incurred costs we have recorded for Hurricane Katrina represents an adequate estimate of the ultimate impact this storm will have on our financial results. However, our future financial results could be materially impacted if it becomes necessary to revise the assumptions we have utilized in establishing reserves related to Hurricane Katrina. Such assumptions include, but are not limited to, the expected cost of building materials and the expected cost of labor.
Further complicating the assessment of the financial impact of Hurricane Katrina on our company is the amount of litigation generated by this storm and the level of assessments levied by states against insurers doing business in the region. Due to the scale of the devastation, it is apparent that Hurricane Katrina will likely result in unprecedented legal action against a wide array of defendants. This litigation is centered primarily on the issue of whether or not insurance companies should be obligated to pay for flood losses otherwise excluded by language in the insurance policy. Refer to Item 3 “Legal Proceedings” for a discussion of our involvement in legal proceedings arising out of Hurricane Katrina.
The State of Louisiana has established insurance funds to provide insurance coverage to those insureds unable to obtain insurance through the voluntary insurance market. In response to Hurricane Katrina, these funds have levied substantial assessments to insurers writing insurance in the hurricane-affected area. Through December 31, 2005, these insurance funds have assessed us over $4.9 million, which increased our reported losses and loss settlement expenses. However, the terms of the assessments allow us to recoup these amounts from policyholders through future surcharges applied to insurance policies written in the state over a one-year period. These recoupments will benefit our 2006 operating results. The state of Mississippi also assessed us over $2.6 million in response to Hurricane Katrina, further increasing our losses and loss settlement expenses. However, this assessment is not available for recoupment through future policyholder surcharges.
Hurricane Katrina highlighted the challenges inherent in predicting the impact on our financial results of a catastrophic event, such as a severe hurricane. The insurance industry has increasingly relied upon catastrophe modeling in order to assess catastrophe loss exposure. Catastrophe models generate projections of catastrophe loss exposure by simulating potential catastrophic events over specified geographic areas. The models apply historical loss data to the insurer’s pertinent loss exposure base to calculate the probable frequency and severity of insured events within the geographic area selected. Insurers use these models to map their loss exposure, an important step in the process of evaluating the amount of catastrophe reinsurance protection to obtain. Insurers also use catastrophe models to estimate potential loss following the occurrence of a catastrophe.

These catastrophe models ultimately failed to adequately project the financial impact of Hurricane Katrina. Industry experts expect the impact of this storm on insurers to be approximately double the impact projected by models utilized by the industry. Models proved ineffective in assessing the magnitude of the financial impact of Hurricane Katrina for several reasons. The factors most adversely affecting modeling results were the increased levels of construction costs and business interruption loss generated by this storm. Due to the abnormally severe wind damage generated by Hurricane Katrina, an increase in demand for building materials and labor drove reconstruction costs to levels higher than anticipated by the catastrophe models. This storm also produced a larger proportion of commercial losses than historically seen in hurricanes, resulting in significantly higher than normal levels of business interruption losses. The limitations of the catastrophe models utilized in our reinsurance evaluation process contributed to the inadequacy of our 2005 catastrophe reinsurance coverage. This ultimately resulted in a material impact on our 2005 financial results. While modeling techniques will improve in response to Hurricane Katrina, we are now even more aware of the limitations inherent in the use of modeling as a means of risk assessment.
Although we are committed to continuing to conduct business in the Gulf Coast region, we will carefully evaluate and modify both our underwriting guidelines in the southern states and our catastrophe reinsurance coverage to lessen the impact of future catastrophes in this region on our financial results. We believe that premium rate increases on property risks (commercial and personal) in the states affected by Hurricane Katrina will strengthen the viability of doing business in the region. In addition to the premium increases expected in the region for property insurance, the effect of Hurricane Katrina has also resulted in price increases for catastrophe reinsurance in the area affected by the hurricane. We have already been impacted by these rate increases as the price for our 2006 catastrophe reinsurance coverage has increased significantly over the price charged for our 2005 coverage. The impact of the 2005 hurricane season on the industry’s overall reinsurance rates is still unknown.
Our company experienced increased competition in the property and casualty insurance market in 2005, resulting in a 5.0 percent to 7.0 percent decrease in our premium rates overall. However, our current book of business produced the strongest noncatastrophe results in our company’s history during 2005. Without the impact of catastrophes, we achieved a loss ratio of 39.2 percent for the year, which represents the best noncatastrophe loss ratio in our company’s history.
Our life insurance segment produced strong results in 2005, with a 26.0 percent increase in life premium and annuity deposits over that achieved during 2004. In 2006, sales of our life insurance products should contribute to continued favorable results in the life insurance segment. However, during 2005, some of our annuity customers sought alternative investment options. We anticipate the flat yield curve may hinder our ability to attract new annuity business in the upcoming year.
On May 16, 2005, we redeemed any remaining shares of preferred stock that holders had not converted to common stock. Of the 2.8 million shares of preferred stock issued, over 98 percent of the shares had been converted into shares of common stock prior to the redemption date. The issuance costs generated by the preferred stock offering were initially recorded as an offset to the carrying value of our preferred stock and accreted to retained earnings through the mandatory redemption date. Both the accretion of preferred stock issuance costs and the dividends on the preferred stock are recorded as offsets to net income in arriving at earnings available to common shareholders, which is the basis of the earnings per share calculation. After giving effect to the second quarter 2005 conversion and redemption of our preferred shares, we have accreted all issuance costs of the preferred stock.
During 2004, the New York Attorney General issued numerous subpoenas to members of the insurance industry in his investigation into allegations of price-fixing, bid-rigging and other unlawful conduct by certain insurers and brokers. The basis of the Attorney General’s investigation was the suspicion that certain insurance brokers were directing business to certain insurers through illegal practices in order to inflate their contingent commissions due from the insurance company, while giving only secondary consideration to the best interests of their insurance customers. In the insurance industry, contingent commissions are annual payments made by insurers to producers of insurance business, such as brokers or agents, in addition to the commissions paid on the original transactions. Such payments are made to reward the producers for the volume and profitability of their insurance business produced for the insurer. Since the Attorney General’s probe into insurance producer compensation practices, the National Association of Insurance Commissioners has adopted regulations requiring producers who accept compensation from a client to disclose to the client the existence and nature of the compensation arrangements between the producer and the insurer with whom the producer places the client’s business.
Each of our independent property and casualty agencies are eligible to receive a profit-sharing commission from us when that agency meets certain premium volume thresholds and when that agency’s loss results are more favorable than predetermined thresholds. We determine the premium and loss thresholds and communicate them to our independent agents. We estimate the cost of these commissions and charge them to other underwriting expenses when we pay the commission. We paid approximately $92.0 million in commissions to our independent agents in 2005. Approximately $20.0 million, or 21.7 percent of total commissions paid, was in the form of profit-sharing commissions. We have similar arrangements in effect for 2006, and we expect to pay profit-sharing commissions for 2006 in approximately the same proportion or less than the total commissions paid in 2005. Our commission practices comply with applicable law.

The practice of finite risk reinsurance has also undergone significant regulatory scrutiny recently. The defining characteristic of finite risk reinsurance is that, unlike conventional reinsurance, it involves little or no insurance risk transfer from the ceding insurer to the assuming reinsurer. Because of the accounting issues surrounding finite risk reinsurance, charges have been levied against several within the insurance industry that this type of agreement has been utilized to manufacture a specific desired result on their financial statements, effectively misleading those parties who rely on the financial statements. We do not engage in any reinsurance transactions classified as finite risk reinsurance.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
In 2005, we reported net income of $9.0 million, or $.22 per share (after providing for the dividend and accretion on convertible preferred stock), which included net realized investment gains (before tax) of $4.5 million. Net income in 2004 was $78.8 million, or $3.68 per share (after providing for the dividend and accretion on convertible preferred stock), which included net realized investment gains (before tax) of $4.1 million. Diluted earnings were $.22 per share and $3.34 per share for 2005 and 2004, respectively. The deterioration in results was driven primarily by our severe catastrophe loss experience in 2005.
Total revenues increased by $11.5 million to $619.6 million in 2005, as compared with 2004. Net premiums earned increased by $3.2 million to $495.5 million, an increase of approximately 1.0 percent. Investment income increased $7.4 million to $118.8 million, an increase of 6.6 percent. In 2005, we recorded other-than-temporary investment impairments of $1.2 million, compared with $.3 million in 2004. Refer to the section titled “Critical Accounting Policies” for discussion of our investment impairment policy.
Losses and loss settlement expenses increased by $119.3 million, or 43.7 percent, between 2004 and 2005. The drastic deterioration in loss experience in 2005 as compared to 2004 is attributable to the severe hurricanes that struck the Gulf Coast region of the United States during the year.
Summary of Operations By Segment
We conduct our operations through two distinct segments: property and casualty insurance and life insurance. We manage these segments separately because they generally do not share the same customer base, and they each have different pricing and expense structures. We evaluate segment profit based upon operating and investment results. Segment profit or loss as described in the following sections of the Management’s Discussion and Analysis is pretax. Detailed segment information is presented in Note 12 to the Consolidated Financial Statements.
Property and casualty insurance segment
The property and casualty insurance segment reported a pretax loss of $14.8 million in 2005, compared to pretax income of $98.4 million in 2004. When comparing our 2005 results with those achieved in 2004, the extraordinarily severe 2005 hurricane season is evident. Our property and casualty insurance underwriting results compared unfavorably with the property and casualty insurance industry results as estimated by A.M. Best Company. Our statutory combined ratio was 112.5 percent in 2005, compared with 86.4 percent in 2004. The estimated industry combined loss ratio for 2005 was 102.0 percent. Without the effect of catastrophes, our 2005 combined ratio was 67.4 percent on a statutory basis, compared to an estimate of 94.1 percent for the industry.
In 2005, premiums earned decreased to $456.1 million, as compared with $456.9 million in 2004. Net premiums written decreased to $453.7 million in 2005, compared with $462.0 million in 2004. Premiums written on a direct basis constitute the most significant portion of premiums written. In 2005, direct premiums written were $474.7 million, compared with $478.8 million in 2004. The following states provided 55.6 percent of the total direct premium written in the property and casualty insurance segment in 2005: Iowa (13.4%), Texas (12.9%), Colorado (10.5%), Louisiana (10.4%) and Missouri (8.4%). The decrease in written premium is attributable to the rate decreases recently implemented in response to the increased level of competition existing in the property and casualty insurance market. In 2005, we continued to de-emphasize our personal lines of business, which resulted in a reduction in personal lines premiums earned. We intend to continue concentrating on our commercial lines of business, which is where we have historically been most profitable. In 2005, premiums earned from our commercial lines of business accounted for 88.4 percent of net premiums earned, compared with 87.7 percent in 2004.
We also assume insurance business from other insurance companies. Assumed premiums written increased between the past two years, with $15.1 million recorded in 2005, compared to $11.3 million recorded in 2004. The increase in assumed premiums written is primarily attributable to an increase in our participation on three of our reinsurance treaties.
To reduce our exposure to losses, specifically catastrophic losses, we cede a portion of our business to other insurance companies. In 2005, we recorded ceded premiums written of $36.1 million, compared with $28.2 million in 2004. The significant increase in ceded premiums earned and written in 2005 is attributable to the $8.0 million reinsurance reinstatement premium incurred in response to the reinsurance recoveries on our losses from Hurricane Katrina. Our property reinsurance program covers policy losses in excess of $2.0 million up to $12.0 million for 2005 and 2004, and policy losses in excess of $1.5 million up to $10.0 million for 2003. Our casualty reinsurance program covers policy losses in excess of $2.0 million up to $15.0 million for 2005 and 2004, and policy losses in excess of $1.5 million up to $12.0 million for 2003. Our personal and commercial umbrella reinsurance program generally covers policy losses in excess of $1.0 million up to $5.0 million for 2005, 2004 and 2003. Our surety reinsurance program covers 100 percent of policy losses in excess of $1.5 million up to $5.0 million for 2005 and 100 percent of policy losses in excess of $1.3 million up to $5.0 million for 2004 and 2003. In 2005, 2004 and 2003, our surety reinsurance program also covers 90 percent of policy losses in excess of $5.0 million up to $15.0 million; and 80 percent of policy losses in excess of $15.0 million up to $20.0 million. Our catastrophe reinsurance program mitigates the total direct loss we may incur from a single catastrophe. For 2005, this program provides coverage, for 95 percent of our policy losses in excess of our retention of $10.0 million for a catastrophic event, up to a limit of $115.0 million. For 2004, our program covered 95 percent of catastrophic policy losses in excess of $10.0 million up to $95.0 million. For 2003, our program covered 95 percent of catastrophic policy losses in excess of $7.5 million up to $70.0 million. Our reinsurance contracts limit or exclude coverage for losses sustained because of terrorist activities. For 2006, our catastrophe reinsurance program will provide coverage of 95 percent of catastrophic policy losses in excess of $15.0 million up to $150.0 million.
The Terrorism Risk Insurance Act of 2002 helped facilitate the creation of a market for insurance that covers commercial losses caused by acts of terrorism. The act requires us to offer coverage for certified acts of terrorism on all polices issued or renewed through December 31, 2005. Under the act as originally adopted, the federal government would share with primary and surplus lines insurers the costs of any insured losses caused by certified acts of terrorism. The act defines a “certified” act of terrorism as “an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5.0 million, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion.” The Terrorism Risk Insurance Extension Act of 2005 extends the law through December 31, 2007. This act also increased the aggregate net loss that must be incurred in order for the government coverage to be triggered. The act stipulates that effective April 1, 2006, the aggregate threshold of $5.0 million will be raised to $50.0 million. The aggregate threshold will be raised again to $100.0 million for 2007.
In 2005, the property and casualty insurance segment had losses and loss settlement expenses of $375.9 million. This amount reflects $453.4 million that was attributable to losses that occurred in 2005. This was offset by $77.5 million related to the net savings realized in 2005 on the settlement of losses that occurred prior to 2005. The net savings, also referred to as loss redundancy, resulted from settling or re-estimating claims for less than reserved for at December 31, 2004. We experienced loss redundancy in each of our lines of business, with the exception of fidelity and surety. The deficiency in this line of business experienced during 2005 was primarily attributable to the recognition of claim losses during the year in excess of the level reserved for at December 31, 2004.
Losses and loss settlement expenses incurred in 2004 totaled $256.2 million, reflecting losses and loss settlement expenses of $294.8 million resulting from losses that occurred in 2004, and a redundancy of $38.6 million on losses that occurred prior to 2004. We experienced a redundancy in each of our lines of business, with the exception of other liability. The adverse development in our other liability line of business was affected by construction defect losses and related legal costs.
Our reserving process, which contributed to favorable development of losses in 2005 and 2004, is presented under “Critical Accounting Policies” later in this discussion. The majority of our business is comprised of short duration contracts. However, we consider our workers’ compensation and other liability lines of business to be longtail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these longtail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.
In 2005, our $77.5 million net redundancy was attributable to the following factors: savings of approximately $1.6 million from workers’ compensation medical bill reviews, compared with approximately $1.5 million in 2004; savings of approximately $10.9 million from the use of alternative dispute resolution in 2005, compared with approximately $12.5 million in 2004; recoupment of approximately $6.7 million from salvage and subrogation in 2005, compared with approximately $4.4 million in 2004; and additional savings of approximately $58.3 million in 2005 and $20.2 million in 2004, attributable to both the payment of claims in amounts other than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. The additional information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim, and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported. Another factor contributing to the substantial additional savings recognized during 2005 is the development of incurred but not reported (“IBNR”) claims and loss settlement expenses at a level significantly less than that reserved for at December 31, 2004. We attribute this favorable development to the fact that during 2005, we have experienced abnormally low levels of noncatastrophe claims frequency. Due to uncertainty surrounding loss development from Hurricane Katrina and the uncertainty surrounding the continuance of the extraordinarily low levels of noncatastrophe claims frequency experienced in recent years, we have not altered our reserving process as of December 31, 2005.
In 2005, we recorded $197.1 million in catastrophe losses, compared with $19.2 million in 2004. Hurricanes Katrina ($178.2 million) and Rita ($10.9 million) contributed $189.1 million of the catastrophe losses in 2005.
A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year affects our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office, a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. In 2005 and 2004, losses from these events totaled $.6 million and $3.9 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.
We make pricing and underwriting decisions based upon the review of our net loss ratio, which measures our profitability by line. Our net loss ratio was 82.4 percent in 2005, 56.1 percent in 2004 and 62.4 percent in 2003. In the table below, the net loss ratio for each of the last three years for each of our lines of business is shown. The information in the table below is presented in accordance with GAAP.

Years ended December 31		2005			2004			2003
		Losses & Loss			Losses & Loss			Losses & Loss
		Settlement	Net		Settlement	Net		Settlement	Net
	Premiums	Expenses	Loss	Premiums	Expenses	Loss	Premiums	Expenses	Loss
(Dollars in Thousands)	Earned	Incurred	Ratio	Earned	Incurred	Ratio	Earned	Incurred	Ratio

Commercial lines:
Fire and allied lines (1)	$122,662	$172,349	140.5%	$133,781	$64,792	48.4%	$125,624	$52,307	41.6%
Other liability (2)	121,529	37,822	31.1	111,603	74,192	66.5	96,650	69,432	71.8
Automobile	93,740	42,269	45.1	93,357	51,747	55.4	87,725	57,391	65.4
Workers’ compensation	39,084	24,566	62.9	35,792	29,153	81.5	34,231	35,793	104.6
Fidelity and surety	25,202	11,670	46.3	25,345	5,498	21.7	24,001	4,764	19.7
Miscellaneous	813	216	26.6	822	128	15.6	847	142	16.7

Total commercial lines	$403,030	$288,892	71.7%	$400,700	$225,510	56.3%	$369,078	$219,829	59.6%

Personal lines:
Fire and allied lines (3)	$21,240	$61,363	288.9%	$22,705	$11,806	52.0%	$25,080	$16,900	67.4%
Automobile	20,421	9,458	46.3	25,268	16,554	65.5	30,891	24,439	79.1
Miscellaneous	528	1,086	N/A	457	(1,261)	N/A	647	1,602	N/A

Total personal lines	$42,189	$71,907	170.4%	$48,430	$27,099	56.0%	$56,618	$42,941	75.8%

Reinsurance assumed	$10,928	$15,057	137.8%	$7,758	$3,632	46.8%	$9,270	$8,839	95.4%

Total	$456,147	$375,856	82.4%	$456,888	$256,241	56.1%	$434,966	$271,609	62.4%

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
The net loss ratio in our commercial lines of business deteriorated from 56.3 percent in 2004 to 71.7 percent in 2005. This deterioration was primarily attributable to Hurricanes Katrina and Rita.
Commercial fire and allied lines insurance covers losses to an insured’s property, including its contents, because of weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio in our commercial fire and allied lines was 140.5 percent in 2005, compared with 48.4 percent in 2004. The deterioration in results between years is attributable to the severe hurricane losses we sustained in the Gulf Coast region of the United States in 2005. Hurricanes Katrina and Rita resulted in net catastrophe losses and loss settlement expenses totaling $126.1 million in this line of business during 2005. Premium rates in our commercial property lines of business have decreased during 2005. In 2006, we anticipate that premium rates will increase on the commercial property business we write in the Gulf Coast states, while continuing to decrease on business we write elsewhere.
Our other liability line of insurance covers businesses for bodily injury liability and property damage arising from general business operations, accidents on their premises, and products manufactured or sold. We reported a net loss ratio in this line of 31.1 percent in 2005, compared with 66.5 percent in 2004. We experienced significant growth in net premiums earned in both 2005 and 2004 due to premium rate increases. Net premiums earned grew by 8.9 percent in 2005, and by 15 percent in 2004. Further contributing to the improvement in this line is the decreased level of loss frequency experienced during the year.
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists, and the legal costs of defending the insured against lawsuits. Our company policy is to write only standard automobile insurance, and we do not write coverage for large fleets of automobiles. Our net loss ratio in commercial automobile was 45.1 percent in 2005, compared with 55.4 percent in 2004. The improvement in this line resulted primarily from a reduction in loss frequency.
While the results in our workers’ compensation line of business improved from a loss ratio of 81.5 percent in 2004 to 62.9 percent in 2005, we still face challenges in this line of business. The challenges facing workers’ compensation insurance providers include some state regulatory climates that make it difficult to obtain appropriate rate increases and inflationary medical costs. We consider our workers’ compensation business to be a companion product; we do not write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety products protect material suppliers and subcontractors from nonpayment by our contractors. In 2005, the net loss ratio in this line was 46.3 percent, compared with 21.7 percent in 2004. Premiums earned decreased by $.1 million to $25.2 million in 2005, while losses increased by 112.3 percent to $11.7 million. Typically, the surety business is characterized by infrequent but potentially high severity losses. When losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access. In 2005, four of our bonded principals accounted for the majority of our losses. These principals defaulted on their bonded obligations after a determination was made that they did not have the financial wherewithal to complete the bonded projects and to pay the outstanding obligations associated with those projects. In response to these losses, we have tightened our underwriting approach by, among other things, requiring principals to provide audited financial statements more frequently, by requiring principals to maintain higher levels of capitalization, by limiting bonding on those principals showing signs of inadequate cash flow and by requiring additional indemnity and collateral.
In our personal lines business, the net loss ratio increased from 56.0 percent in 2004 to 170.4 percent in 2005. The drastic increase is primarily attributable to the losses with respect to our homeowners business written in the Gulf Coast states. While we purchase catastrophe reinsurance to protect ourselves against severe hurricanes, Hurricane Katrina resulted in an unforeseeable level of damage that we did not consider when we evaluated our reinsurance coverage for 2005. This resulted in a level of reinsurance protection that did not adequately protect us from the devastation of Hurricane Katrina. We are carefully evaluating and modifying our catastrophe reinsurance coverage to lessen the impact on us of future catastrophes in this region. Premium rates in our personal lines business also decreased overall during 2005. In 2006, we anticipate that premium rates will increase on business we write in the Gulf Coast states, while continuing to decrease on business we write elsewhere.
Our assumed reinsurance line of business deteriorated in 2005, ending the year with a net loss ratio of 137.8 percent, compared with 46.8 percent in 2004. Assumed losses increased by $11.4 million between 2004 and 2005. The deterioration in our results between years is primarily due to assumed losses of approximately $7.5 million related to Hurricane Katrina. In recent years, we have significantly reduced the level of our assumed reinsurance business. We continue to have exposure, primarily with respect to catastrophe coverage related to the runoff business, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite.
Our underwriting expense ratio, determined on a GAAP basis, was 28.9 percent in 2005, compared with 29.2 percent in 2004. The improvement is primarily attributable to an increase in the level of underwriting costs we were able to defer in 2005, as allowed under GAAP.
Life insurance segment
Pretax income recorded by the life insurance segment for 2005 was $21.4 million, compared with $16.4 million for 2004. The increase in income was due mainly to an increase in net premiums earned, from $35.4 million in 2004, to $39.4 million in 2005. This increase was the result of marketing initiatives pursued in 2005 and 2004, which have led to increased sales of single premium whole life and term products. Net investment income earned in 2005 increased by $1.6 million, or 2.0 percent, to $84.1 million.
We do not report annuity deposits collected as net premiums earned. Instead, we invest annuity deposits and record them as future policy benefits. Revenues for fixed annuity products consist of policy surrender charges and investment income earned. In 2005, annuity deposits were $65.4 million, compared with $50.8 million in 2004. This level of annuity business is much lower than the levels we achieved prior to the temporary suspension of the sale of all fixed annuity business, which lasted from June 30, 2003 to

December 31, 2003. The deflated level of annuity writings we have experienced in recent years is attributable to the interest rate environment experienced over that time period. In 2005 and 2004, the life insurance segment’s annuity deposits were more than offset by surrenders and withdrawals of $96.6 million in 2005 and $72.8 million in 2004. The increase in surrenders and withdrawals is primarily attributable to our annuitants seeking alternative investment opportunities to a greater extent in 2005 than in 2004.
In 2005, we credited interest of $54.7 million to our fixed annuity and universal life policyholder accounts, compared with $56.4 million in 2004. We establish our interest-crediting rates based upon current market conditions and maintain a “spread” by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. Our fixed annuity products expose us to the risk that changes in interest rates could reduce the rate of return that we are able to earn on our investments, narrowing our spread.
Investment results
Net investment income increased by $7.4 million, or 6.6 percent, to $118.8 million in 2005, as compared to 2004. More than 90 percent of our investment income originates from interest on fixed maturities. We derive our remaining investment income from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans, interest on short-term investments and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 5.8 percent in 2005, compared with 5.7 percent in 2004. We attribute the increase between years to increases in interest rates in 2005, which resulted in more suitable investment opportunities during 2005 than in 2004.
As of December 31, 2005, we recorded net unrealized gains, after tax, of $86.4 million, compared with net unrealized gains, after tax, of $103.7 million at December 31, 2004. The decline was driven primarily by the decrease in the fair value of our available-for-sale fixed maturity portfolio. The decrease in unrealized gains related to our fixed maturity portfolio resulted primarily from changes in interest rates, not from changes in the credit quality of the issuers of these securities. We consider any unrealized losses to be temporary, and we have the positive intent and ability to hold our fixed maturity securities for a period of time that is sufficient to allow for the recovery in fair value that we expect to occur. We also believe that the unrealized losses on our equity portfolio are temporary. As of December 31, 2005, the largest unrealized loss, after tax, on any single investment security was $.8 million.
Changes in unrealized gains do not affect net income and earnings per common share but do impact comprehensive net income, stockholders’ equity and book value per common share. We record unrealized losses subsequently identified as other-than-temporary impairments as a component of net realized gains and losses. We recorded net realized gains on securities of $4.5 million in 2005, compared with net realized gains of $4.1 million in 2004. The 2005 and 2004 amounts recognized included other-than-temporary impairments of $1.2 million and $.3 million, respectively. See “Critical Accounting Policies” for a presentation of our impairment policy.
Federal income taxes
In 2005, our effective federal income tax benefit rate of 37.9 percent was less than the applicable federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities. In 2004, our effective federal income tax expense rate was 31.3 percent.
As of December 31, 2005, we have a deferred tax asset for net operating loss carryforwards totaling $21.9 million, which was acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire from 2009 to 2018. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2005, we recorded a valuation allowance of $7.3 million, which relates to these net operating loss carryforwards that can only be used to offset future income tax expense of the property and casualty insurance segment. As we have determined that the benefit of these net operating losses can be realized, we have recorded the related reduction in the deferred tax asset valuation allowance as a reduction to our intangible asset relating to agency relationships. These adjustments resulted in the elimination of the carrying value of this intangible asset in 2004. We will recognize the remainder of these adjustments through our consolidated statements of income as a reduction to current tax expense.
Minimum pension liability
We have no minimum pension liability as of December 31, 2005. At December 31, 2004, we recorded a minimum pension liability of $1.9 million before tax, which represents the amount that we recognized to cover a $2.5 million deficit that occurred because the fair value of plan assets was less than our accumulated benefit obligation. This deficit was comprised of the unfunded accumulated benefit obligation and prepaid pension costs, offset by an intangible asset of $.6 million related to unrecognized prior service cost, to arrive at the additional pretax minimum pension liability required to be recognized as a component of accumulated other comprehensive income in our Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
In 2004, we reported net income of $78.8 million, or $3.68 per share (after providing for the dividend on convertible preferred stock), which included net realized investment gains (before tax) of $4.1 million. Net income in 2003 was $55.6 million, or $2.53 per share (after providing for the dividend on convertible preferred stock), which included net realized investment losses (before tax) of $1.7 million. Diluted earnings were $3.34 per share and $2.36 per share for 2004 and 2003, respectively.
The improvement in results was driven primarily by growth in property and casualty premiums earned. Also contributing to the increase in net income between years was a reduction in losses and loss settlement expenses and a decrease in other-than-temporary investment impairments recorded between years.
Total revenues increased by $34.8 million to $608.1 million in 2004, as compared with 2003. Net premiums earned increased by $27.7 million to $492.3 million, an increase of 6.0 percent. In 2004, we recorded other-than-temporary investment impairments of $.3 million, compared with $6.4 million in 2003.
Losses and settlement expenses decreased by $15.8 million, or 5.5 percent, between 2003 and 2004. While losses and settlement expenses increased between years in some of our lines of business, significant improvement in our automobile and workers’ compensation lines of business led to the overall improvement between years. We attributed the improvement to a decrease in claim frequency.
Summary of Operations By Segment
Property and casualty insurance segment
The property and casualty insurance segment reported pretax income of $98.4 million in 2004, compared with $66.9 million in 2003. Growth in net premiums earned and a decrease in losses and settlement expenses drove this increase in pretax income and led to improvement in our combined ratios calculated in accordance with both statutory accounting principles and GAAP.
Our property and casualty insurance segment compared favorably with the property and casualty industry. Our statutory combined ratio was 86.4 percent in 2004, compared with 93.1 percent in 2003. Like the industry as a whole, our underwriting profitability benefited from premium rate increases that began in 2001 and continued in 2002 and 2003. While pricing leveled in 2004, we continue to realize the impact of the prior year premium rate increases as the related premium is earned. We attributed the reduction in losses and settlement expenses, which was concentrated in our automobile and workers’ compensation lines of business, to a decrease in loss frequency and continued adherence to disciplined underwriting standards.
In 2004, premiums earned increased to $456.9 million, as compared with $435.0 million in 2003. The increase in earned premium was attributable to the rate increases implemented in recent years, while our policy count decreased between 2003 and 2004. In 2004, we continued to de-emphasize our personal lines of business, which resulted in a reduction in personal lines premiums earned. We intended to continue concentrating on our commercial lines of business, which is where we have historically been most profitable. In 2004, premiums earned from our commercial lines of business accounted for 87.7 percent of net premiums earned, compared with 84.9 percent in 2003.
Net premiums written grew to $462.0 million in 2004, compared with $450.5 million in 2003. Premiums written on a direct basis constitute the most significant portion of premiums written. In 2004, direct premiums written were $478.8 million, compared with $469.0 million in 2003. The following states provided 55 percent of the total direct premium written in the property and casualty insurance segment in 2004: Texas (13.6%), Iowa (13.3%), Louisiana (11.1%), Colorado (8.8%) and Missouri (8.2%).
We also assumed insurance business from other insurance companies. Assumed premiums written decreased slightly between 2004 and 2003, with $11.3 million recorded in 2004, compared with $12.9 million recorded in 2003.
In 2004, we incurred losses and settlement expenses of $256.2 million, of which $294.8 million was attributable to losses that occurred in 2004. In 2004, we recorded a $38.6 million offset to losses incurred related to the net savings realized in 2004 on the settlement of losses that occurred prior to 2004. The net savings, also referred to as loss redundancy, resulted from settling or re-estimating claims for less than reserved at December 31, 2003. We experienced a redundancy in each of our lines of business, with the exception of other liability. The adverse development in our other liability line of business was impacted by construction defect losses and related legal costs.
Losses and settlement expenses incurred in 2003 totaled $271.6 million, reflecting losses and settlement expenses of $283.9 million resulting from losses that occurred in 2003 and loss redundancy of $12.3 million on losses that occurred prior to 2003. The overall redundancy in a majority of our lines of business more than offset the loss deficiencies in our other liability and workers’ compensation lines of business. The adverse development in our other liability line of business was due to several large claims that were reported to us in 2003. As in 2004, this line of business was negatively affected by the emergence of construction defect losses, as well as higher than anticipated legal costs. The adverse development in our workers’ compensation line of business was due to an increase in our reserves for older accident years.
Our reserving process, which contributed to favorable development of losses in 2004 and 2003, is presented under “Critical Accounting Policies” later in this discussion. Our workers’ compensation and other liability lines of business are considered longtail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these longtail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.
In 2004, our $38.6 million net redundancy was attributable to the following factors: savings of approximately $1.5 million from workers’ compensation medical bill reviews, compared with approximately $1.1 million in 2003; savings of approximately $12.5 million from the use of alternative dispute resolution in 2004, compared with approximately $7.3 million in 2003; recoupment of approximately $4.4 million from salvage and subrogation in 2004, compared with approximately $5.8 million in 2003; and additional savings of approximately $20.2 million in 2004 attributable to both the payment of claims in amounts other than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established, compared with a small deficiency offset of approximately $1.9 million in 2003. The additional information we consider is unique to each claim. Such information includes facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim, and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural, as originally reported.
In 2004, we recorded $19.2 million in catastrophe losses, compared with $17.6 million in 2003. A series of four hurricanes that made landfall in the southern United States contributed $12.6 million of the catastrophe losses in 2004.
A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year impacts our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office, a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. In 2004 and 2003, these amounts totaled $3.9 million and $4.0 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.
We review our net loss ratio to measure our profitability by line and make pricing and underwriting decisions based upon these results. Our net loss ratio was 56.1 percent in 2004, 62.4 percent in 2003 and 71.9 percent in 2002.
The net loss ratio in our commercial lines of business improved from 59.6 percent in 2003 to 56.3 percent in 2004. Pricing increases occurring in 2003 and 2004 contributed to the growth in commercial lines premiums earned, which increased by $31.6 million or 9 percent. During 2003, we achieved double-digit premium rate increases in many of our commercial lines and in many of the states where we write commercial accounts. During 2004, the average premium rate increases in these lines were in the high single-digit range.
Commercial fire and allied lines insurance covers losses to an insured’s property, including its contents, as a result of weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio in our commercial fire and allied lines was 48.4 percent in 2004, compared with 41.6 percent in 2003. Catastrophe losses in this line were $12.8 million in 2004, compared with $13.3 million in 2003. Our results in 2004 were less favorable than in 2003, due primarily to the slowing of premium rate increases in 2004. We anticipated that 2005 premium rates would be flat to decreasing in the commercial property lines of business.
Our other liability line of insurance covers businesses for liability for bodily injury and property damage arising from general business operations, accidents on their premises and products manufactured or sold. We reported a net loss ratio in this line of 66.5 percent in 2004 compared with 71.8 percent in 2003. We experienced significant net premium growth in both 2003 and 2004 due to premium rate increases. Net premiums earned grew by 15 percent in 2004 and by 16 percent in 2003. Our loss frequency in the other liability line decreased in 2004 from 2003, and our cost of settlement expenses decreased. We attributed the decrease in settlement expenses to specific improvements that we initiated in our underwriting guidelines.

Our commercial automobile insurance covers physical damage to an insured’s vehicle as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Our policy is to write only standard automobile insurance, and we do not write coverage for large fleets of automobiles. Our net loss ratio in commercial automobile was 55.4 percent in 2004 compared with 65.4 percent in 2003. The improvement in this line resulted from a combination of net premium growth and a reduction in loss frequency. The net premium growth was driven by premium rate increases.
While the results in our workers’ compensation line of business improved from a loss ratio of 104.6 percent in 2003 to 81.5 percent in 2004, the loss ratio was still unsatisfactory. The challenges facing workers’ compensation insurance providers include some state regulatory climates that make it difficult to obtain appropriate rate increases, inflationary medical costs and the slow economic recovery in the United States. We were able to implement moderate rate increases during 2004, which contributed to the improvement in results. We consider our workers’ compensation business to be a companion product; we do not write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.
Our surety products guarantee the performance and payment of our bondholders. Our contract bonds protect owners from failure to perform on the part of our principals. Also, material suppliers and subcontractors are protected from nonpayment by our contractors. In 2004, the net loss ratio in this line was 21.7 percent, compared with 19.8 percent in 2003. Premiums earned was relatively flat between 2003 and 2004, increasing by $1.3 million to $25.3 million, while losses increased by 15 percent to $5.5 million. In 2003, we saw losses incurred in this line more than double from 2002 losses. We attributed the increased level of losses in 2003 and 2004 to the slow economic recovery in the United States, which has greatly reduced the number of public construction projects. Typically, the surety business is characterized by infrequent but potentially high severity losses. When losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access.
In 2003, to improve our underwriting results, we completed the consolidation of all of our personal lines business to our home office in Cedar Rapids, Iowa. In conjunction with the consolidation, we reduced the number of personal lines policies and implemented modest pricing increases in 2004. We believe that this consolidation contributed to the improved results in our personal lines in 2004. The net loss ratio decreased from 75.8 percent in 2003 to 56.0 percent in 2004. In addition to improving underwriting results, the consolidation of the personal lines business enabled us to provide more consistent and efficient service to our agents and policyholders.
Our assumed reinsurance line of business improved in 2004, ending the year with a net loss ratio of 46.8 percent, compared with 95.4 percent in 2003. We attributed the improvement to a reduction in runoff losses related to assumed contracts that expired in 2000, which we did not renew. In 2004, we maintained the same assumed reinsurance contracts as in 2003. Assumed losses decreased by $5.2 million between 2003 and 2004. We continued to have exposure, primarily with respect to catastrophe coverage related to the runoff business, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite. We believed that as of December 31, 2004, our loss reserves established for the assumed reinsurance business were appropriate.
Our underwriting expense ratio determined on a GAAP basis was 29.2 percent in 2004, compared with 29.1 percent in 2003. During 2004, we recorded one-time expenses related to the consolidation of underwriting offices in New Orleans and Galveston. We believed that the office consolidation would result in improvement in the expense ratio in future years. Offsetting this and other cost-savings measures, we anticipated continued increases in legal and professional fees related to corporate governance.
Life insurance segment
Pretax income recorded by the life insurance segment for 2004 was $16.4 million, compared with $13.0 million for 2003. The increase in income was attributable primarily to an increase in net premiums earned and a decrease in net realized investment losses. The increase in net premiums earned was the result of marketing initiatives pursued in the last year, which led to increased sales of single premium whole life and term products. The decrease in net realized investment losses was primarily due to investment write-downs of $.3 million in 2004 versus investment write-downs of $5.5 million in 2003. Net investment income earned in 2004 increased by $1.2 million, or 1.5 percent, to $82.5 million.
Net premiums earned by the life insurance segment in 2004 totaled $35.4 million, compared with $29.6 million in 2003. Annuity deposits collected are not reported as net premiums earned. Annuity deposits are invested and recorded as future policy benefits. Revenues for fixed annuity products consist of policy surrender charges and investment income earned. In 2004, annuity deposits were $50.8 million, compared with $69.1 million in 2003. These annuity deposit results were much lower than the results we had been able to achieve prior to the temporary suspension of the sale of all fixed annuity business, which went into effect on June 30, 2003. We temporarily suspended the sale of fixed annuities in consideration of the difficulty we had in finding investment vehicles suitable in duration and quality to fit our asset-liability matching needs. The difficulty in finding suitable investment vehicles resulted in the accumulation of significant amounts of cash, which improved our liquidity, but also resulted in negative spreads on new business. As a result of the improving investment environment, we re-entered the fixed annuity marketplace in most of our licensed states, effective January 1, 2004. Since our re-entry into the fixed annuity marketplace, our annuity deposit levels have gradually recovered, but they have not yet returned to presuspension levels.
In 2004, we credited interest of $56.4 million to our fixed annuity and universal life policyholder accounts, compared with $56.5 million in 2003. We establish our interest-crediting rates based upon current market conditions and maintain a “spread” by crediting rates on our policyholder account balances that are less than the ratio of net investment income to average invested assets. Our fixed annuity products expose us to the risk that changes in interest rates could reduce our spread and the rate of return that we are able to earn on our investments.
Investment results
Net investment income increased by $3.0 million, or 2.7 percent, to $111.5 million between 2003 and 2004. More than 90 percent of our investment income originates from interest on fixed maturities. Our remaining investment income is derived from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans, interest on short-term investments and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 5.7 percent in 2004, compared with 5.9 percent in 2003. We attributed the decrease between years to the reinvestment of proceeds from maturing fixed maturities and the investment of new funds at lower investment yields during 2004 due to then current market conditions.
As of December 31, 2004, we had recorded net unrealized gains, after tax, of $103.7 million, compared with net unrealized gains, after tax, of $90.6 million at December 31, 2003. The growth was driven by the increase in the fair value of our equity security portfolio. Included within the 2004 net unrealized gain were unrealized losses of $4.1 million on our fixed maturity portfolio and $1.3 million on our equity portfolio. We believe that the unrealized losses related to our fixed maturity portfolio resulted primarily from changes in interest rates, not from changes in the credit quality of the issuers of these securities. We consider the unrealized losses to be temporary, and we have the intent and ability to hold our fixed maturity securities for a period of time that is sufficient to allow for the recovery in fair value that we expect to occur. We also believe that the unrealized losses on our equity portfolio are temporary. As of December 31, 2004, the largest unrealized loss, after tax, on any single investment security was $.9 million.
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
As of December 31, 2004, we had a deferred tax asset for net operating loss carryforwards totaling $21.9 million, all of which were acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire from 2009 to 2018. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2004, we recorded a valuation allowance of $7.8 million, of which $7.3 million related to these net operating loss carryforwards that can only be used to offset future income of the property and casualty insurance segment. As we have determined that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance has been recorded as a reduction to our intangible asset relating to agency relationships. These adjustments have resulted in the elimination of the carrying value of the intangible asset related to the acquisition of American Indemnity Financial Corporation. The remainder of these adjustments will be recognized through our consolidated statements of income as a reduction to current tax expense.

INVESTMENTS
Our main objectives in managing our investment portfolio are to maximize after-tax investment income and total investment returns. We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by our management, which comply with applicable statutory regulations. The composition of our investment portfolio at December 31, 2005, is presented in the following table in accordance with GAAP.

	Property & Casualty		Life Insurance
	Insurance Segment		Segment		Total
		Percent of		Percent of		Percent of
(Dollars in Thousands)		Total		Total		Total

Fixed maturities(1)	$505,230	74.8%	$1,344,646	95.0%	$1,849,876	88.5%
Equity securities	149,422	22.1	9,100	0.6	158,522	7.6
Trading securities	4,881	0.7	—	—	4,881	0.2
Mortgage loans	4,191	0.6	19,446	1.4	23,637	1.1
Policy loans	—	—	8,193	0.6	8,193	0.4
Other long-term investments	11,036	1.6	—	—	11,036	0.5
Short-term investments	1,375	0.2	34,110	2.4	35,485	1.7

Total	$676,135	100.0%	$1,415,495	100.0%	$2,091,630	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.
At December 31, 2005, our invested assets, primarily fixed maturity securities, increased $127.4 million, or 6.5 percent, from December 31, 2004. The increase in invested assets is attributable to improvements in the investment environment. As interest rates have increased, we have realized an increase in the suitable investment opportunities available to us. As a result, we have purchased investments during the year at a rate exceeding sales, calls and maturities of investments. The increase in invested assets was somewhat offset by a decrease in the unrealized appreciation recognized on our investment portfolio. The net unrealized gain or loss from these investments is reported net of tax as a separate component of accumulated other comprehensive income. The changes in our total reported invested asset balance are summarized in the table on the following page.

(Dollars in Thousands)

Invested Assets at December 31, 2004	$1,964,260
Purchases	478,840
Sales	(16,861)
Calls / Maturities	(285,492)
Other	2,400
Realized gain on sale	5,031
Mark to market adjustment (1)	(1,405)
Net bond premium accretion	(897)
Decrease in unrealized gain	(54,246)

Change in carrying value of invested assets	127,370

Invested Assets at December 31, 2005	$2,091,630

(1)	Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.
At December 31, 2005, $1,777.1 million, or 96.1 percent, of our fixed maturities were classified as available-for-sale, compared with $1,633.6 million, or 94.3 percent, at December 31, 2004. Our trading securities consist primarily of convertible redeemable preferred securities, which we record at fair value, with any changes in fair value recognized in earnings. We classify our remaining fixed maturities as held-to-maturity and we report them at amortized cost. As of December 31, 2005, 92.5 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners’ Securities Valuation Office, with ratings of Class 1 or Class 2.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures a company’s ability to generate enough cash to adequately meet its long- and short-term obligations as they come due. Our operating cash needs consist primarily of paying insurance loss and loss settlement expenses and day-to-day operating expenses. We are able to meet these cash requirements through the receipt of insurance premiums and investment income.
As of December 31, 2005, our cash and cash equivalents totaled $162.8 million, compared with $305.6 million at December 31, 2004. The decrease in cash and cash equivalents was caused primarily by the significant investment activity undertaken during 2005. The rise in interest rates led to an increase in the suitable investment opportunities available to us. As a result, we purchased investments (primarily available-for-sale bonds) during 2005 at a rate significantly exceeding sales, calls and maturities of investments. The level of cash has also decreased due to the substantial amount of losses and loss settlement expenses paid in the third and fourth quarter and the payment of cash dividends in 2005.
Net cash provided by operations varies with our underwriting profitability. As our profitability from insurance operations decreased between 2004 and 2005, our net cash from operations decreased from $142.7 million in 2004 to $53.7 million in 2005. The decrease in cash and cash equivalents during the year is primarily attributable to our increased investment activity for the year. During 2005, our purchases of investment securities totaled $478.8 million, compared with $431.9 million in 2004. The investment environment during 2005 made it beneficial for us to increase our level of investment activity. Our investment activity was focused largely in short-term investments.
We have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows, which totaled $302.4 million in 2005 and $317.1 million in 2004, were sufficient for our cash flow needs in both years. If our operating and investment cash flows had not been sufficient to support our operations, we have short-term investments that we could utilize for this purpose. We may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not borrow against our line of credit during 2005 or 2004.
Net cash used in financing activities totaled $12.7 million. We generate cash from the sale, less withdrawals, of our fixed annuities and universal life contracts. In 2005, net cash used in these activities totaled $1.3 million, compared with cash provided by these activities of $23.2 million in 2004. This decrease is described in the life insurance segment discussion. Dividend payments to our common and preferred shareholders totaled $12.0 million in 2005, compared with $14.9 million in 2004. The conversion of our preferred stock in 2005 resulted in the decrease in dividend payments, as compared to 2004.
We invest funds available for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2005, our cash and cash equivalents included $44.3 million related to these money market accounts, compared with $31.4 million at December 31, 2004.
The insurance laws of the states and jurisdictions where our insurance subsidiaries and affiliate are domiciled restrict the timing and the amount of dividends we may pay without prior regulatory approval. In 2005, United Fire received $4.0 million in dividends from its subsidiary United Life Insurance Company. There were no intercompany dividends in 2004.
REDEEMABLE PREFERRED STOCK
On May 16, 2005, we redeemed any remaining shares of preferred stock that holders had not converted to common stock. Of the 2.8 million shares of preferred stock issued, over 98 percent of the shares had been converted into shares of common stock prior to the redemption date. The issuance costs generated by the preferred stock offering were initially recorded as an offset to the carrying value of our preferred stock and accreted to retained earnings through the mandatory redemption date. Both the accretion of preferred stock issuance costs and the dividends on the preferred stock are recorded as offsets to net income in arriving at earnings available to common shareholders, which is the basis of the earnings per share calculation. After giving effect to the second quarter 2005 conversion and redemption of our preferred shares, we have accreted all issuance costs of the preferred stock.
STOCKHOLDERS’ EQUITY
Stockholders’ equity increased from $452.2 million at December 31, 2004, to $500.2 million at December 31, 2005, an increase of 10.6 percent. Increases to stockholders’ equity included: net income of $9.0 million, issuance of common stock of $11.5 million and additional paid-in capital of $58.4 million. The increases in common stock and additional paid-in capital are due primarily to the preferred stock conversion that took place in 2005. Common and preferred stockholder dividends of $11.8 million, preferred stock issuance cost accretion of $3.2 million, and a decrease in net unrealized appreciation of $17.3 million all decreased stockholders’ equity. Book value per share at December 31, 2005, was $21.20, compared with $22.46 at December 31, 2004. As of December 31, 2005, the board of directors had authorized the repurchase 87,167 shares of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2005.

(Dollars in Thousands)	Payments Due By Period
		Less Than One	One to Three	Three to Five	More Than
Contractual Obligations	Total	Year	Years	Years	Five Years

Loss and loss settlement expense reserves	$620,100	$299,791	$206,555	$93,096	$20,658
Operating leases	27,655	4,435	7,268	4,982	10,970
Future policy benefit reserves	1,285,635	252,014	477,495	256,560	299,566

Total	$1,933,390	$556,240	$691,318	$354,638	$331,194

We do not discount loss and loss settlement expense reserves, which represent our estimate, based upon our historical payout patterns, of the amount and timing of the ultimate settlement and administration of claims. Both the timing and amount of these payments may vary from the payments indicated. We establish reserves for future policy benefits for life and annuity contracts. Payment amounts for future policy benefit reserves must be actuarially estimated and are not determinable from the contract. The projected payments illustrated above are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances from the company upon the expiration of their contracts. Actual cash withdrawals could be significantly less than these amounts, depending upon the interest rate environment in existence at the time of the contract expirations. Our operating lease obligations are primarily for the rental of office space, vehicles, computer equipment and office equipment. At December 31, 2005, we have no off-balance sheet obligations or commitments.
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
In most cases, quoted market prices are used in determining the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, fair value is based upon estimated realizable value. Other long-term investments, consisting primarily of holdings in limited partnership funds, are valued by the various fund managers. Unrealized appreciation or depreciation of investments carried at fair value is excluded from net income and credited or charged, net of applicable deferred income taxes, directly to a component of accumulated other comprehensive income in stockholders’ equity.
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As of December 31, 2005, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities totaled $16.6 million at December 31, 2005, compared with $5.6 million at December 31, 2004. Our rationale for not recording other-than-temporary impairments on these securities is discussed in Note 2 of the Notes to Consolidated Financial Statements.

Deferred Policy Acquisition Costs – Property and Casualty Insurance Segment
We establish an asset for deferred policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with the writing of our property and casualty lines of business. The asset is amortized over the life of the policies written. We assess the recoverability of deferred policy acquisition costs on a quarterly basis. We do not consider anticipated investment income in determining the recoverability of these costs. The loss and loss settlement expense ratio we use to estimate the recoverability of costs is based primarily on the assumption that the future loss and loss settlement expense ratio will approximate that of the recent past. The extraordinarily severe impact of Hurricane Katrina has been discounted from the loss and loss settlement expense ratio we used to determine the recoverability of our 2005 deferred acquisition costs. Actual results could differ materially from our estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through income in the period the adjustments are identified. As of December 31, 2005, we have $52.8 million in deferred policy acquisition costs, compared with $47.3 million at December 31, 2004. The increase between years is primarily attributable to an increase in the amount of underwriting expenses we were able to defer during 2005, as compared to 2004.
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
A material adverse deviation in certain critical assumptions, including surrender rates, mortality experience or investment performance, would negatively affect our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.
At December 31, 2005, we had $65.6 million in deferred policy acquisition costs related to our life insurance segment, as compared with $41.9 million at December 31, 2004. The deferred policy acquisition costs in connection with our fixed annuities and universal life products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity and equity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry fixed maturity and equity securities available-for-sale at aggregate fair value, we make an adjustment to deferred policy acquisition costs equal to the change in amortization that would have been recorded if we had sold such securities at their stated aggregate fair value and reinvested the proceeds at current yields. We include the change in this adjustment, net of tax, with the change in net unrealized gains and losses on available-for-sale fixed maturity securities and equity securities that we credit or charge directly to comprehensive income. This adjustment offset deferred policy acquisition costs by $13.3 million at December 31, 2005, compared with $41.0 million at December 31, 2004.

Loss and Loss Settlement Expenses – Property and Casualty Insurance Segment
We establish reserves for property and casualty losses and loss settlement expenses for three basic categories: (1) case basis, (2) IBNR, and (3) loss settlement expenses. Our reserves for each of these three categories of losses by line of business as of December 31, 2005, were as follows.

			Loss Settlement
(Dollars in Thousands)	Case Basis	IBNR	Expense	Total Reserves

Commercial lines:
Fire and allied lines (1)	$141,736	$10,713	$15,908	$168,357
Other liability (2)	79,605	29,055	65,803	174,463
Automobile	45,520	9,280	11,297	66,097
Workers’ compensation	71,986	8,542	12,516	93,044
Fidelity and surety	15,233	159	2,314	17,706
Miscellaneous	280	55	33	368

Total commercial lines	$354,360	$57,804	$107,871	$520,035
Personal lines:
Automobile	9,536	1,857	2,181	13,574
Fire and allied lines (3)	41,749	5,538	3,610	50,897
Miscellaneous	1,017	101	242	1,360

Total personal lines	$52,302	$7,496	$6,033	$65,831
Reinsurance	11,488	22,350	396	34,234

Total	$418,150	$87,650	$114,300	$620,100

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
With respect to reported claims, we establish reserves on a case-by-case basis. Our experienced claims adjusters estimate these case basis reserves using established company guidelines, which are subject to review by claims management. Our goal is to set the case basis reserves at the ultimate expected loss amount as soon as possible after the information about the claim becomes available. The amounts of the case basis reserves that we establish for specific known loss occurrences depends upon various factors, such as individual claim facts (type of coverage, severity, underlying policy limits), company historical loss experience, legislative enactments, judicial decisions, legal developments in the awarding of damages, changes in political attitudes, and trends in general economic conditions, including inflation. We review and adjust case basis reserves based on continually evolving facts as they become available to us during the claims settlement process.
Estimating case reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so based on our knowledge of the circumstances and facts of the claim. Upon notice of a claim, we establish a case reserve for losses based on the claim information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigation of a claim develops, and as our claims personnel identify trends in claims activity, we refine and adjust our estimates of case reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full, with all salvage and subrogation claims being resolved.
We establish IBNR reserves for those losses that have occurred but have not yet been reported to us. We use a formula to compute IBNR reserves, because such reserves cannot be linked to specific claims. In establishing these reserves, we utilize company historical premium and loss data, while considering changes in our business and current economic trends affecting ultimate claims costs.
Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We use a formula to estimate reserves for loss settlement expenses. The formula takes into consideration historical analysis of the ratio of loss settlement expenses to losses paid and current economic trends affecting loss settlement costs.
The estimation of assumed and ceded reinsurance loss and loss settlement expense reserves is subject to the same factors as the estimation of insurance loss and loss settlement expense reserves. In addition to those factors, which give rise to inherent uncertainties in establishing insurance loss and loss settlement expense reserves, there exists a delay in our receipt of reported claims due to the procedure of having claims first reported through one or more intermediary insurers or reinsurers.

Over the course of the last 10 years, our net reserves for losses and loss settlement expenses have exceeded our net incurred losses and loss settlement expenses. When we establish reserves, we do so based on our knowledge of the circumstances and claim facts. We periodically review our reserves, and as experience develops and additional information becomes known, we adjust the reserves. Such adjustments are reflected in results of operations in the period identified.
The estimates of the liability for unpaid losses and loss settlement expenses are subject to the effect of trends in claims severity and frequency, and are periodically reviewed by management. As part of this process, we review historical data and consider various other variables, including anticipated rates of inflation, underwriting policies, changes in the legal and regulatory environment, and the lag time between the occurrence of an insured event and the time it is ultimately settled. Our claims severity and frequency assumptions are subject to change as actual claims occur and as we gain additional information about the other variables that underlie our assumptions. Accordingly, management reviews and updates these assumptions periodically to ensure that the assumptions continue to be valid. If necessary, management makes changes not only in the estimates derived from the use of these assumptions, but also in the assumptions themselves. Due to the inherent uncertainty caused by using assumptions, loss and loss settlement expense reserve estimates are not exact, and using assumptions can result in estimated losses and loss settlement expenses that may differ materially from the actual losses and loss settlement expenses that subsequently emerge. These differences may be favorable or unfavorable.
Given the uncertainty previously described, it is reasonably likely that our actual claims frequency and severity experience would be materially different from our assumptions, resulting in a corresponding impact to our results of operations, financial position and liquidity.
If our estimates of ultimate loss and loss settlement expenses prove to be greater than or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) that the claims are paid or the reserve for loss and loss settlement expenses is increased. For example, if our reserve for loss and loss settlement expenses of $620.1 million as of December 31, 2005, is 10 percent inadequate, we would experience a reduction in future earnings of up to $62.0 million, before federal income taxes. This reduction could be realized in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the reserve for loss and loss settlement expenses and, accordingly, it usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense liabilities prove to be redundant, our future earnings and financial position would be improved.
Losses from our property lines of business, such as fire and allied lines (including homeowners) and auto physical damage, generally consist of a high volume of low-dollar claims. Therefore, frequency is the assumption that would have the most significant impact on our results of operations, financial position and liquidity. If the frequency of claims in our property lines increased/decreased by 10 percent over a twelve-month period (and other variables did not change), the impact to our results of operations would be an increase/decrease in income before taxes of $16.6 million. The increase/decrease would also affect our financial position, in that our equity would be increased/decreased by an amount equivalent to the increase/decrease in net income. Changes in our loss and loss settlement expense reserves would not have a material impact on our liquidity, because the claims have not yet been paid.
Losses from our liability lines of business, such as automobile liability, workers’ compensation and other liability, generally consist of a low volume of high-dollar claims. Therefore, our assumptions regarding severity would have the most significant impact on our results of operations, financial position and liquidity. If the severity of claims in our liability lines increased/decreased by 10 percent over a twelve-month period (and our other variables did not change), the impact to our results of operations would be an increase/decrease in income before taxes of $42.0 million. The increase/decrease would also impact our financial position, in that our equity would be increased/decreased by an amount equivalent to the increase/decrease in net income. Changes in our loss and loss settlement expense reserves would not have a material impact on our liquidity, because the claims have not yet been paid.
Our reserves for gross losses and loss settlement expenses increased by $155.2 million, from $464.9 million at December 31, 2004, to $620.1 million at December 31, 2005, due primarily to Hurricanes Katrina and Rita. We increased the gross loss and loss settlement reserves for the fire and allied line of business by $163.6 million. In the other liability line of business, we decreased our gross reserves for losses and loss settlement expenses by $14.4 million. Other liability and workers’ compensation lines of business are considered longtail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these longtail lines, are dependent upon many factors, such as our estimate of the severity of the claim, the legal environment, inflation and medical costs. We consider all of these and other factors in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.
A significant portion of our recorded reserves are considered “longtail” because in many cases long periods of time, potentially years, can elapse between the occurrence of an insured loss and the settlement of that loss. Our major longtail lines include: other liability (including products liability) and workers’ compensation. In determining the ultimate loss and loss settlement expenses for claims in our other liability line of business, we consider the cost to: indemnify claimants; provide needed legal defense and other services for insureds; and administer the investigation and adjustment of claims. These claims costs are influenced by many factors that change over time, including but not limited to: policy provisions and court interpretation of such provisions; trends in jury awards; changes in tort law and other changes in the legal environment; coverage determination; our estimate of the severity of the claim; inflation in costs to repair or replace damaged property; inflation in the cost of medical services; and the development in the particular, unique facts that pertain to each claim. Due to the uncertainty of these variables, historical costs to settle claims may not be representative of what will occur in the future.
Because of the variables previously discussed, the process of reserving for the ultimate loss and loss settlement expense requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from estimates reflected in our Consolidated Financial Statements. Such deviations may be significant. We cannot quantify the potential impact of any such deviations. Our reserve for other liability claims at December 31, 2005, is $174.5 million and consists of 3,304 claims. Defense costs are a part of the insured costs covered by other liability policies and can be significant; sometimes greater than the cost of the actual paid claims. Of the $174.5 million total reserve for other liability claims, $48.7 million is identified as defense costs and $17.3 million is identified as general overhead required in the settlement of claims. If our reserve for other liability loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $17.5 million, before federal income taxes.
Also included in the other liability line of business are gross reserves for construction defect losses and settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2005, we established $12.3 million in construction defect loss and loss settlement expense reserves, consisting of 281 claims, compared with $13.4 million, consisting of 305 claims, at December 31, 2004. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, recent court decisions have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage on a subcontractor’s policy.
In addition to these issues, other variables also contribute to a high degree of uncertainty in establishing reserves for construction defect claims. These variables include: whether coverage exists; when losses occur; the size of each loss; expectations for future interpretive rulings concerning contract provisions; and the extent to which the assertion of these claims will expand geographically. In recent years, we have implemented various underwriting measures that may gradually mitigate the amount of construction defect losses experienced. These initiatives include increased care regarding additional insured endorsements and stricter underwriting guidelines on the writing of residential contractors.
Included in the other liability line of business are gross reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2005, we had $4.2 million in asbestos and environmental loss reserves, compared with $3.0 million at December 31, 2004. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
The existence of certain airborne mold spores resulting from moisture trapped in confined areas has been alleged to cause severe health and environmental hazards. We have current and potential future exposure to mold claims in both our commercial and personal lines of business. While mold is a potential problem in several states, Texas has been at the forefront of mold insurance issues. Our Texas homeowners policies contain a mold exclusion, and our Texas commercial property policies include a $25,000 limitation with respect to claims arising from mold. We have a total mold exclusion for our commercial general liability policies. As market conditions permit, we plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. We believe that it is unlikely that losses due to mold claims would have a material adverse effect on our financial condition or our cash flows. However, due to the uncertainty of future changes in Texas regulation, we cannot estimate our future probable liability for mold claims. Also, as case law expands, we may be subject to mold-related losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. Loss reserve additions arising from future unfavorable judicial trends cannot be reasonably estimated at the present time.
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: the state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from estimates reflected in our Consolidated Financial Statements. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2005, is $93.0 million and consists of 1,732 claims, compared with $90.9 million, consisting of 1,802 claims, at December 31, 2004. If our reserve for workers’ compensation loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $9.3 million, before federal income taxes.
Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Generally, our best estimate of reserves is slightly above the midpoint of a range of reasonable estimates. We believe that in determining reserves, it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease loss and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.
The factors contributing to our year-to-year redundancy include the following:
•	establishing reserves that are appropriate and reasonable, but assuming a pessimistic view of potential outcomes;
•	using claims negotiation to control the size of settlements;
•	assuming that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor;
•	promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries, and management of medical provider services and billings; and
•	using programs and services to help prevent fraud and to assist in favorably resolving cases.
As required by state law, we engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. There are no material differences between our statutory reserves and those established under GAAP. The independent actuarial firm uses four projection methods in its actuarial analysis by line of our loss and loss settlement reserves. Based on the results of the projection methods, the actuary selects a point estimate of the reserves. The actuary compares this point estimate to our carried reserves to obtain an estimate of the adequacy of the carried reserves and to validate the reasonableness of the carried reserves. The four methods utilized by our consulting actuary are: paid loss development; reported loss development; Bornhuetter-Ferguson based on paid losses; and Bornhuetter-Ferguson based on reported losses.
Of the four different projection methods used by the consulting actuary, the lowest reserve calculation was $595.9 million and the highest reserve calculation was $657.8 million. Our carried reserves for losses and loss settlement expenses as of December 31, 2005, were $620.1 million.
We do not view the result of a single projection method as superior over the results of a combination of projection methods. That is, our actuary has not selected one method to determine the reserves. The results of our consulting actuary’s use of various methods, in conjunction with their actuarial judgment, leads to the actuarially-determined estimate of the reserves. The impact of reasonably likely changes in the reserving variables is implicitly considered in our consulting actuary’s use of several reserving methods.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for loss and settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total recorded loss reserves at December 31, 2005, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Historically, our reserves have a variance of less than 10 percent of recorded amounts. Our reserves booked as of December 31, 2004 and 2003, have generated exceptionally high levels of redundancy. These redundancies are discussed in detail in the “Results of Operations” sections of this discussion.
Future Policy Benefits and Losses, Claims and Loss Settlement Expenses – Life Insurance Segment
We calculate the reserves reported in our Consolidated Financial Statements in accordance with GAAP. We account for our annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under Statement No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Statutory reserves for the life insurance segment are based upon applicable Iowa insurance laws. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by independent consulting actuaries. At December 31, 2005, we recorded future policy benefits of $1,285.6 million, compared with $1,255.7 million at December 31, 2004.
Deferred Income Taxes
We are required to establish a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. We have recorded a valuation allowance of $7.3 million for deferred tax assets, all of which relates to American Indemnity Financial Corporation net operating loss carryforwards that can only be used to offset future taxable income of the property and casualty insurance segment.
Stock-Based Compensation
We have elected to account for our employee and director stock options under Accounting Principles Board Opinion No. 25. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized for options that are granted to employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants in 2005, 2004 and 2003, we have not recognized any compensation expense.
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
At December 31, 2005, we recorded net liabilities for employee benefits of $8.8 million, compared with $13.0 million at December 31, 2004. In 2005, we recorded pension and retiree medical benefits expense of $3.7 million, compared with $4.2 million in 2004.
Several of the factors we utilize to determine the benefit plans’ projected benefit obligation and expense are dependent upon future events, such as how long the employee and any survivors live, how many years of service the employee is expected to render and the employee’s future level of compensation. Accordingly, we estimate the effects of such future factors. The selection of benefit plan estimates, primarily the discount rate and the expected long-term rate of return on pension plan assets, can have a significant impact on the valuation of our projected benefit obligation and benefit expense, and thus on the consolidated results of operations.
We annually determine the assumptions used to calculate our benefit plan obligations. We establish the discount rate based upon published investment grade, and long-term corporate bond yields, and consider the duration of the employees’ service and retirement. In 2005, we lowered the discount rate to 5.75 percent (from 6.0 percent in 2004 and 6.5 percent in 2003).
The estimated long-term rate of return that we assume on pension plan assets affects our pension expense during a particular period. Because our retiree medical plan is unfunded, it is unaffected by changes in the rate of return assumption. We perform an analysis of expected long-term rates of return based on the allocation of our pension plan assets and recent economic conditions to develop an expected long-term rate of return. For 2005 and 2004, we utilized an expected rate of return of 8.25 percent on our pension assets in arriving at these costs. Although actual returns vary, we have exceeded this assumed rate of return in 2004 and 2005. At December 31, 2005, 66.2 percent of the plan assets were invested in common stock (18 percent of the plan assets were invested in our own common stock), 20.4 percent were invested in an annuity purchased from our life insurance company, and the remainder was held in cash and cash equivalents.
REGULATION
We are subject to regulation and supervision in each of the states where our insurance companies are domiciled and licensed to conduct business. State insurance department commissioners regulate such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, accounting policy, form and content of financial statements, reserves for unpaid loss and loss settlement expenses, reinsurance, minimum capital and surplus requirements, dividends to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.
State regulators have the authority to approve or deny our premium rates to ensure that they are not excessive and are not discriminatory. Because of this regulatory constraint, it is sometimes difficult to receive an adequate premium rate on our products, which can result in unsatisfactory underwriting results.
Despite strict oversight by state insurance regulators, insurance companies occasionally become insolvent. Each of our insurance companies is required to participate in state guaranty fund associations, the purpose of which is to protect the policyholders of insolvent insurance companies. The guaranty fund associations assess solvent insurers to pay the claims of insolvent insurers. The assessments are based proportionately upon each solvent insurance company’s share of written premiums in the applicable state. Most of the state guaranty fund associations allow solvent insurers to recoup the assessments paid via the utilization of rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. At December 31, 2005, we have no accrual for state guaranty fund assessments.
The State of Louisiana has established insurance funds to provide insurance coverage to those insureds unable to obtain insurance through the voluntary insurance market. In response to Hurricane Katrina, these funds have levied substantial assessments to insurers writing insurance in the hurricane-affected area. Through December 31, 2005, these insurance funds have assessed us over $4.9 million, which increased our reported losses and loss settlement expenses. However, the terms of the assessments allow us to recoup these amounts from policyholders through future surcharges applied to insurance policies written in the state over a one-year period. These recoupments will benefit our 2006 financial operating results. The state of Mississippi also assessed us over $2.6 million in response to Hurricane Katrina, further increasing our losses and loss settlement expenses. However, this assessment is not available for recoupment through future policyholder surcharges.
Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Noncompliance may cause nonconforming investments to be nonadmitted in measuring statutory surplus and, in some instances, may require us to sell the nonconforming securities.
The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside the “usual range” at December 31, 2005. In addition to the financial ratios, we are also required to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2005, all of our insurance companies had capital well in excess of the required levels.
Though insurance companies are subject to state regulation, some federal legislation and policies affect the insurance industry. From time to time, lawmakers consider additional regulation as an addition to, or as an alternative to, state regulation. A recently enacted federal law, the Terrorism Risk Insurance Act of 2002, affects the insurance industry with its provision of a “back-stop” to property and casualty insurers in the event of future terrorist acts perpetrated by foreign agents or interests. The law limits the industry’s aggregate liability by requiring the federal government to share 90 percent of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry, without further action by Congress, to $100 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of nondomestic terrorism as specified in this Act. We are complying with the requirements of this act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts. The Terrorism Risk Insurance Extension Act of 2005 extends the law through December 31, 2007. This act also increased the aggregate net loss that must be incurred in order for the government coverage to be triggered. The act stipulates that effective April 1, 2006, the aggregate threshold of $5.0 million will be raised to $50.0 million. The aggregate threshold will be raised again to $100.0 million for 2007.
We are not aware of any other current recommendations by the National Association of Insurance Commissioners, federal government, or other regulatory authorities in the states in which we conduct business that, if or when implemented, would have a material effect on our liquidity, capital resources or operations.
RATING AGENCIES
Our financial strength is regularly reviewed by independent rating agencies who assign a rating based upon items such as results of operations, capital resources and minimum policyholders’ surplus requirements.
Our family of property and casualty insurers has received a group rating of “A” (Excellent) from A.M. Best Company. Within the group, all of our property and casualty insurers have an “A” (Excellent) rating, except two insurance subsidiaries that are in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable).
Our life insurance subsidiary has received an “A-” (Excellent) rating from A.M. Best Company. According to A.M. Best Company, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
Standard & Poor’s issued an “A” rating to United Fire & Casualty Company, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, and United Life Insurance Company. According to Standard & Poor’s, an insurer rated “A” has “strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.” A Standard & Poor’s Insurer Financial Strength Rating is Standard &

Poor’s current opinion of the creditworthiness of an insurer with respect to its ability to pay under its insurance policies and contracts in accordance with its terms.
An insurer’s solvency rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating would indicate that there is an increased likelihood that the insurer could become insolvent, and therefore not be able to fulfill its obligations under the insurance policies it issues. The level of an insurer’s solvency rating can affect its level of premium writings, the lines of business it can write and the market value of its shares of stock.
In recent years, rating agencies have been re-evaluating the methodology they utilize when rating an insurance company’s financial strength. The main focus of this re-evaluation process has centered around whether or not solvency models currently utilized in determining an insurer’s financial strength contain enough flexibility and sophistication to accurately rate a specific insurer’s financial condition. It is believed that the level of standardization inherent in current solvency models utilized by rating agency’s may impair the models ability to generate an appropriate rating.
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements. We believe that the new accounting pronouncements will not materially affect our financial condition or results of operations.
NON-GAAP FINANCIAL MEASURES
We believe that disclosure of certain non-GAAP measures enhances investor understanding of our financial performance. The non-GAAP financial measures we utilize in this report are net premiums written, catastrophe losses and statutory combined ratio. These are statutory financial measures prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.
Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. We report these premiums as revenue as they are earned over the underlying policy period. We report net premiums written applicable to the unexpired term of a policy as unearned premium. We evaluate net premiums written as a measure of business production for the period under review.

(Dollars in Thousands)
December 31	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned

2005	$487,627	$7,889	$495,516
2004	$491,099	$1,192	$492,291

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office, a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. For the twelve-month period ending December 31, 2005 and 2004, losses from these events totaled $.6 million and $3.9 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.
Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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
Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity securities. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.
The active management of market risk is integral to our operations. Potential changes in the value of our investment portfolio due to the market risk factors noted above are analyzed within the overall context of asset and liability management. A technique we use in the management of our investment and reserve portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. A target duration is then established for our investment portfolio so that at any given time the estimated cash flowing into the investment portfolio will match the estimated cash flowing out of the reserve portfolio. Our chief investment officer then structures the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
Duration relates primarily to our life insurance segment because the long-term nature of the segment’s reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2005, our life insurance segment had $965.7 million in deferred annuity liabilities that are specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash inflows.
Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2005. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ in the simulations estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 1.13 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be 1.28 years shorter than the duration of the investments supporting the liabilities. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

Table 1—Sensitivity Analysis—Interest Rate Risk
	-200 Basis	-100 Basis		+100 Basis	+200 Basis
(Dollars in Thousands)	Points	Points	Base	Points	Points

Asset
Estimated fair value of fixed maturities	$2,352,059	$2,272,818	$2,201,492	$2,118,851	$2,037,331

Table 2 details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

(Dollars in Thousands)	-10%	Base	10%

Asset
Estimated fair value of equity securities	$142,670	$158,522	$174,374

To the extent actual results differ from the assumptions utilized, our duration and rate increase measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
December 31, 2005 and 2004

(In Thousands Except Per Share Data and Number of Shares)	2005	2004

ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $75,222 in 2005 and $92,659 in 2004)	$72,765	$87,480
Available-for-sale, at fair value (amortized cost $1,739,483 in 2005 and $1,542,015 in 2004)	1,777,111	1,633,579
Equity securities, at fair value (cost $49,839 in 2005 and $45,417 in 2004)	158,522	154,481
Trading securities, at fair value (amortized cost $4,898 in 2005 and $10,044 in 2004)	4,881	10,518
Mortgage loans	23,637	25,357
Policy loans	8,193	8,222
Other long-term investments	11,036	6,902
Short-term investments	35,485	37,721

	$2,091,630	$1,964,260

Cash and Cash Equivalents	$162,791	$305,575
Accrued Investment Income	30,232	27,168
Premiums Receivable (net of allowance for doubtful accounts of $742 in 2005 and $572 in 2004)	115,655	118,764
Deferred Policy Acquisition Costs	119,869	89,223
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $25,722 in 2005 and $30,959 in 2004)	11,150	12,942
Reinsurance Receivables and Recoverables	126,161	32,485
Prepaid Reinsurance Premiums	3,015	3,122
Income Taxes Receivable	40,689	—
Other Assets	20,732	16,848

TOTAL ASSETS	$2,721,924	$2,570,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$620,100	$464,889
Life insurance	1,285,635	1,255,708
Unearned premiums	222,267	230,264
Accrued expenses and other liabilities	57,558	56,809
Income taxes payable	—	1,111
Deferred income taxes	36,152	43,607

TOTAL LIABILITIES	$2,221,712	$2,052,388

Redeemable Preferred Stock
6.375% cumulative convertible preferred stock — Series A, no par value	$—	$65,789
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 23,597,773 shares issued and outstanding in 2005 and 20,132,556 shares issued and outstanding in 2004	$78,658	$67,109
Additional paid-in capital	66,242	7,796
Retained earnings	268,872	274,846
Accumulated other comprehensive income, net of tax	86,440	102,459

TOTAL STOCKHOLDERS’ EQUITY	$500,212	$452,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,721,924	$2,570,387

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands Except Per Share Data and Number of Shares)	2005	2004	2003

Revenues
Net premiums earned	$495,516	$492,291	$464,595
Investment income, net of investment expenses	118,847	111,474	108,540
Realized investment gains (losses)	4,540	4,060	(1,691)
Other income	702	300	1,841

	$619,605	$608,125	$573,285

Benefits, Losses and Expenses
Losses and loss settlement expenses	$392,228	$272,882	$288,718
Increase in liability for future policy benefits	17,666	12,125	7,318
Amortization of deferred policy acquisition costs	115,473	110,963	95,773
Other underwriting expenses	32,955	40,960	45,119
Interest on policyholders’ accounts	54,727	56,386	56,459

	$613,049	$493,316	$493,387

Income before income taxes	$6,556	$114,809	$79,898
Federal income tax expense (benefit)	(2,488)	35,992	24,324

Net income	$9,044	$78,817	$55,574
Less preferred stock dividends and accretions	4,106	4,742	4,742

Earnings available to common shareholders	$4,938	$74,075	$50,832

Weighted average common shares outstanding (1)	22,444,793	20,115,085	20,076,624

Basic earnings per common share (1)	$0.22	$3.68	$2.53

Diluted earnings per common share (1)	$0.22	$3.34	$2.36

Cash dividends declared per common share (1)	$0.48	$0.42	$0.39

(1)	All share and per share amounts reflect the effects of our December 15, 2004, one-for-one stock dividend.
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income,
(In Thousands Except Per Share Data and Number of Shares)	Stock	Capital	Earnings	Net of Tax	Total

Balances, January 1, 2003	$33,458	$6,943	$199,597	$50,435	$290,433
Net income	—	—	55,574	—	55,574
Change in net unrealized appreciation (1)	—	—	—	37,927	37,927
Minimum pension liability adjustment (2)	—	—	—	2,275	2,275

Total comprehensive income					95,776
Dividends on common stock, $.39 per share (3)	—	—	(7,655)	—	(7,655)
Dividends on preferred stock	—	—	(4,399)	—	(4,399)
Accretion of preferred stock issuance costs	—	—	(343)	—	(343)
Issuance of 10,200 shares of common stock attributable to exercise of stock options	17	97	—	—	114

Balances, December 31, 2003	$33,475	$7,040	$242,774	$90,637	$373,926

Net income	—	—	78,817	—	78,817
Change in net unrealized appreciation (1)	—	—	—	13,078	13,078
Minimum pension liability adjustment (2)				(1,256)	(1,256)

Total comprehensive income					90,639
Dividends on common stock, $.42 per share (3)	—	—	(8,450)	—	(8,450)
Dividends on preferred stock	—	—	(4,399)	—	(4,399)
Accretion of preferred stock issuance costs	—	—	(343)	—	(343)
Issuance of 10,066,028 shares of common stock attributable to a one-for-one stock dividend	33,553	—	(33,553)	—	—
Issuance of 23,836 shares of common stock attributable to exercise of stock options	80	747	—	—	827
Issuance of 248 shares of common stock attributable to conversion of preferred stock	1	9	—	—	10

Balances, December 31, 2004	$67,109	$7,796	$274,846	$102,459	$452,210

Net income	—	—	9,044	—	9,044
Change in net unrealized appreciation (1)	—	—	—	(17,275)	(17,275)
Minimum pension liability adjustment (2)	—	—	—	1,256	1,256

Total comprehensive loss					(6,975)
Dividends on common stock, $.48 per share (3)	—	—	(10,912)	—	(10,912)
Dividends on preferred stock	—	—	(906)	—	(906)
Accretion of preferred stock issuance costs	—	—	(3,200)	—	(3,200)
Issuance of 3,420,727 shares of common stock attributable to conversion of preferred stock	11,402	57,454	—	—	68,856
Issuance of 43,640 shares of common stock attributable to exercise of stock options	145	971	—	—	1,116
Issuance of 850 shares of common stock attributable to employee service awards	2	21	—	—	23

Balances, December 31, 2005	$78,658	$66,242	$268,872	$86,440	$500,212

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes (see Note 15).

(2)	The adjustment of minimum pension liability is net of income taxes (see Note 15).

(3)	All share and per share amounts reflect the effects of our December 15, 2004, one-for-one stock dividend.
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)	2005	2004	2003

Cash Flows From Operating Activities
Net income	$9,044	$78,817	$55,574
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium (discount) accretion	$897	$(182)	$(828)
Depreciation and amortization	3,747	3,909	3,973
Realized investment (gains) losses	(4,540)	(4,060)	1,691
Net cash flows from trading investments	5,343	(1,969)	(3,412)
Deferred income tax (benefit) expense	711	(3,008)	2,454
Changes in:
Accrued investment income	(3,064)	(373)	728
Premiums receivable	3,109	(1,555)	(8,837)
Deferred policy acquisition costs	(2,977)	2,238	(12,480)
Reinsurance receivables	(93,676)	(2,022)	10,204
Prepaid reinsurance premiums	107	483	2,909
Income taxes receivable/payable	(41,563)	5,886	(2,702)
Other assets	(4,388)	1,668	(12,531)
Future policy benefits and losses, claims and loss settlement expenses	186,430	59,489	51,125
Unearned premiums	(7,997)	(1,675)	11,971
Accrued expenses and other liabilities	944	3,212	6,372
Deferred income taxes	460	400	4,969
Other, net	1,103	1,432	626

Total adjustments	$44,646	$63,873	$56,232

Net cash provided by operating activities	$53,690	$142,690	$111,806

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,720	$11,541	$26,367
Proceeds from call and maturity of held-to-maturity investments	14,885	38,583	64,129
Proceeds from call and maturity of available-for-sale investments	230,978	220,303	176,864
Proceeds from short-term and other investments	37,592	41,896	14,048
Purchase of held-to-maturity investments	—	—	(2,197)
Purchase of available-for-sale investments	(434,026)	(354,768)	(279,695)
Purchase of short-term and other investments	(36,981)	(70,380)	(32,646)
Net purchases and sales of property and equipment	(1,912)	1,639	(5,919)

Net cash used in investing activities	$(183,744)	$(111,186)	$(39,049)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$131,590	$119,041	$138,915
Withdrawals from investment and universal life contracts	(132,882)	(95,802)	(73,569)
Issuance of common stock pursuant to stock option exercises	717	626	114
Redemption of preferred stock	(142)	—	—
Payment of cash dividends	(12,013)	(14,858)	(10,045)

Net cash (used in) provided by financing activities	$(12,730)	$9,007	$55,415

Net Change in Cash and Cash Equivalents	$(142,784)	$40,511	$128,172
Cash and Cash Equivalents at Beginning of Year	305,575	265,064	136,892

Cash and Cash Equivalents at End of Year	$162,791	$305,575	$265,064

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include investments, deferred policy acquisition costs and future policy benefits and losses, claims and loss settlement expenses.
Property and casualty insurance business
Premiums are reported in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in force.
Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. Policy acquisition costs deferred in 2005, 2004 and 2003 were $111,802,000, $100,944,000 and $95,728,000, respectively. Amortization of deferred policy acquisition costs in 2005, 2004 and 2003 totaled $106,348,000, $98,579,000 and $87,320,000, respectively. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses to be incurred, and certain other costs expected to be incurred as the premium is earned.
To establish loss and loss settlement expense reserves, we make estimates and assumptions about the future development of claims. Actual results could differ materially from those estimates, which are subjective, complex and inherently uncertain. When we establish and adjust reserves, we do so given our knowledge at that time of the circumstances and facts of known claims. To the extent that we have overestimated or underestimated our loss and loss settlement expense reserves, we adjust the reserves in the period in which the overestimate or underestimate is determined.

Life insurance business
On whole life and term insurance (traditional business) premiums are reported as earned when due, and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (nontraditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs. We do not write variable annuities or variable insurance products.
The costs of acquiring new life business, principally commissions and certain variable underwriting, and agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of nontraditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2005, 2004 and 2003 were $9,125,000, $7,780,000 and $12,526,000, respectively. Amortization of deferred policy acquisition costs in 2005, 2004 and 2003 totaled $10,614,000, $12,384,000 and $8,453,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For nontraditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
The change in the effect on deferred policy acquisition costs that results from assumed realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2005 and 2004, pretax adjustments to increase deferred policy acquisition costs by $27,669,000 and $5,229,000, respectively, were made with corresponding increases to unrealized investment appreciation (depreciation). In 2003, the adjustment decreased deferred policy acquisition costs by $16,639,000.
Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 4.5 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using statutory mortality and interest rates, which produce results that are not materially different from GAAP. Deferred annuity reserves are carried at the account value.
Investments
Investments in held-to-maturity fixed maturities are recorded at amortized cost. We have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading fixed maturities, equity securities and other long-term investments are recorded at fair value. Mortgage loans and short-term investments are recorded at cost. Policy loans are recorded at the actual amount loaned to the policyholder. Included in investments at December 31, 2005 and 2004, are securities on deposit with, or available to, various regulatory authorities as required by law, with carrying values of $1,439,783,000 and $1,405,157,000, respectively.
Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method. Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities and equity securities, are reported as a separate component of accumulated other comprehensive income, less applicable income taxes.
In 2005, 2004 and 2003, we impaired certain holdings in our investment portfolio as a result of other-than-temporary declines in market value and recognized a realized loss, before tax, of $1,208,000, $308,000 and $6,407,000, respectively. We continue to review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 for a discussion of our accounting policy for impairment recognition.
Reinsurance
Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts.

Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, nonnegotiable certificates of deposit with original maturities of three months or less and money market accounts. Negative cash balances are reported as a component of accrued expenses and other liabilities.
We made net payments for income taxes of $37,903,000, $32,714,000 and $19,602,000 during 2005, 2004 and 2003, respectively. There were no significant payments of interest in 2005, 2004 or 2003, other than interest credited to policyholders’ accounts.
Property, equipment and depreciation
Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,687,000, $3,849,000 and $3,724,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Amortization of intangibles
Our intangibles are comprised entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset, with any impairment being charged to operations in the period that the impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2005, 2004 or 2003.
Amortization expense totaled $60,000, $60,000 and $249,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We reduced the carrying value of our intangibles by $512,000 in 2004 as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 9 for further discussion.
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
Contingent liabilities
In the aftermath of Hurricane Katrina, our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company and many other insurers in the Louisiana market have been named defendants in litigation commenced by policyholders seeking class certification alleging various improprieties in the claims settlement process. This litigation is in the very early stages and we can not at this time make a determination that the litigation is or will be material, but we believe the claims have been handled consistent with the policy language and the applicable law. However, this litigation and the number of potential members of any class certified, could potentially create a material obligation for Lafayette Insurance Company, although we do not consider it to be material at this time.
In addition, we are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Stock-based compensation
We have a stock-based compensation plan, which is described more fully in Note 10. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we elected to apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options, which prescribe the use of the intrinsic value method of accounting for employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for stock options issued to our employees and directors. Refer to Note 10 for the presentation of the amount of compensation cost that would have been recognized during 2005, 2004 and 2003 under the fair value method of accounting prescribed by Statement No. 123.
Accounting changes
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In this statement, the FASB addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the calculation of an impairment loss. This FSP also includes guidance on accounting for securities subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” This FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and supersedes EITF Abstracts, Topics D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect adoption to have a material impact on our Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under Statement No. 123 will no longer be an alternative to financial statement recognition. Statement No. 123(R) is effective for public companies for the first annual reporting period beginning after June 15, 2005, with early adoption allowed.
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
In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance companies for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those explicitly described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that SOP 05-1 will have on our Consolidated Financial Statements.

Note 2. Summary of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2005 and 2004, is as follows.

December 31, 2005	(Dollars in Thousands)
		Gross	Gross
	Cost or	Unrealized	Unrealized
Type of Investment	Amortized Cost	Appreciation	Depreciation	Fair Value

HELD-TO-MATURITY
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$4,518	$135	$—	$4,653
Mortgage-Backed Securities	1,342	140	—	1,482
All Other Government	1,200	8	—	1,208
States, Municipalities & Political Subdivisions	51,832	1,894	69	53,657
All Foreign Bonds	2,002	95	—	2,097
All Other Corporate Bonds	11,871	254	—	12,125

Total Held-to-Maturity Fixed Maturities	$72,765	$2,526	$69	$75,222

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$25,046	$699	$—	$25,745
All Other Government	181,326	447	4,394	177,379
States, Municipalities & Political Subdivisions	282,672	7,688	393	289,967
All Foreign Bonds	57,224	1,346	332	58,238
Public Utilities	306,091	12,433	1,456	317,068
Corporate Bonds:
Collateralized Mortgage Obligations	2,837	48	340	2,545
All Other Corporate Bonds	883,137	29,594	7,724	905,007
Redeemable Preferred Stocks	1,150	12	—	1,162

Total Available-For-Sale Fixed Maturities	$1,739,483	$52,267	$14,639	$1,777,111

Equities
Common Stocks:
Public Utilities	$10,019	$6,731	$753	$15,997
Bank, Trust & Insurance Companies	12,480	67,799	184	80,095
All Other Common Stocks	27,110	36,007	913	62,204
Nonredeemable Preferred Stocks	230	—	4	226

Total Available-for-Sale Equity Securities	$49,839	$110,537	$1,854	$158,522

Total Available-for-Sale Securities	$1,789,322	$162,804	$16,493	$1,935,633

December 31, 2004	(Dollars in Thousands)
		Gross	Gross
	Cost or	Unrealized	Unrealized
Type of Investment	Amortized Cost	Appreciation	Depreciation	Fair Value

HELD-TO-MATURITY
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$7,251	$299	$—	$7,550
Mortgage-Backed Securities	1,865	243	—	2,108
All Other Government	1,431	100	—	1,531
States, Municipalities & Political Subdivisions	61,595	3,702	141	65,156
All Foreign Bonds	2,003	194	—	2,197
All Other Corporate Bonds	13,335	782	—	14,117

Total Held-to-Maturity Fixed Maturities	$87,480	$5,320	$141	$92,659

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
Collateralized Mortgage Obligations	$33,498	$1,209	$108	$34,599
All Other Government	181,809	1,434	2,034	181,209
States, Municipalities & Political Subdivisions	190,678	9,295	239	199,734
All Foreign Bonds	39,473	3,018	—	42,491
Public Utilities	301,548	22,456	80	323,924
Corporate Bonds:
Collateralized Mortgage Obligations	3,927	226	99	4,054
All Other Corporate Bonds	789,310	57,840	1,579	845,571
Redeemable Preferred Stocks	1,772	225	—	1,997

Total Available-For-Sale Fixed Maturities	$1,542,015	$95,703	$4,139	$1,633,579

Equities
Common Stocks:
Public Utilities	$10,019	$5,527	$801	$14,745
Bank, Trust & Insurance Companies	12,429	69,275	—	81,704
All Other Common Stocks	22,739	35,606	543	57,802
Nonredeemable Preferred Stocks	230	—	—	230

Total Available-for-Sale Equity Securities	$45,417	$110,408	$1,344	$154,481

Total Available-for-Sale Securities	$1,587,432	$206,111	$5,483	$1,788,060

The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2005	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$5,328	$5,388	$191,383	$193,977	$1,106	$1,046
Due after one year through five years	19,659	20,257	536,356	545,681	2,839	2,953
Due after five years through ten years	31,741	32,834	588,983	607,451	—	—
Due after ten years	10,177	10,608	394,878	401,712	953	882
Mortgage-backed securities	1,342	1,482	2	3	—	—
Collateralized mortgage obligations	4,518	4,653	27,881	28,287	—	—

	$72,765	$75,222	$1,739,483	$1,777,111	$4,898	$4,881

Proceeds from sales of available-for-sale securities during 2005, 2004 and 2003 were $5,720,000, $11,541,000 and $26,367,000, respectively. Gross gains of $7,226,000, $4,222,000 and $4,855,000 and gross losses of $2,673,000, $3,053,000 and $7,513,000 were realized on those sales in 2005, 2004 and 2003, respectively.
Proceeds from the sale of trading securities were $11,140,000, $3,992,000 and $3,261,000 in 2005, 2004 and 2003, respectively. Gross gains of $482,000, $399,000 and $192,000 and gross losses of $106,000, $11,000 and $447,000 were realized on these sales in 2005, 2004 and 2003, respectively. In 2005, additional gross losses of $491,000 were realized, which were attributable to the change in fair value of these securities. Gross gains of $63,000 and $639,000, were realized during 2004 and 2003, respectively.
There were no sales of held-to-maturity securities during 2005, 2004 or 2003.
A summary of realized investment gains (losses) resulting from sales, calls and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation (depreciation), less applicable income taxes, is as follows.

(Dollars in Thousands)
Years Ended December 31	2005	2004	2003

Realized investment gains (losses)
Fixed maturities	$2,035	$2,028	$(675)
Equity securities	2,505	416	(1,016)
Other investments	—	1,616	—

	$4,540	$4,060	$(1,691)

Net changes in unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities and equity securities	$(54,246)	$14,890	$74,988
Deferred policy acquisition costs	27,669	5,229	(16,639)
Income tax effect	9,302	(7,041)	(20,422)

Change in net unrealized appreciation	$(17,275)	$13,078	$37,927

Net investment income for the years ended December 31, 2005, 2004 and 2003, is comprised of the following.

(Dollars in Thousands)
Years Ended December 31	2005	2004	2003

Investment income
Interest on fixed maturities	$107,139	$104,958	$103,878
Dividends on equity securities	4,839	3,687	3,250
Income (loss) on other long-term investments*	(487)	1,174	940
Interest on mortgage loans	1,708	2,073	1,800
Interest on short-term investments	8,439	3,651	2,859
Other	1,219	1,052	1,088

Total investment income	$122,857	$116,595	$113,815
Less investment expenses	4,010	5,121	5,275

Investment income, net	$118,847	$111,474	$108,540

*	Note: The income (loss) on other long-term investments includes an adjustment to reflect the change in the market value of our limited partnerships.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires that other-than-temporary impairment charges be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.
Provided below is a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2005. We have the ability and positive intent to hold the securities until such time as the value recovers or the securities mature. Further, we believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We attribute the deterioration in value of our equity security portfolio to usual market volatility and not to any permanent financial hardships encountered by the underlying companies in which we are invested. Therefore, we have concluded that our unrealized losses are temporary in nature.

(Dollars in Thousands)

December 31, 2005	Less than 12 months			12 months or longer			Total
			Gross			Gross		Gross
	Number		Unrealized	Number		Unrealized		Unrealized
Type of Investment	of Issues	Fair Value	Depreciation	of Issues	Fair Value	Depreciation	Fair Value	Depreciation

HELD-TO-MATURITY
Fixed Maturities
Bonds:
States, Municipalities & Political Subdivisions	—	—	—	1	$898	$69	$898	$69

Total Held-to-Maturity Fixed Maturities	—	—	—	1	$898	$69	$898	$69

AVAILABLE-FOR-SALE
Fixed Maturities
Bonds:
United States Government:
All Other Government	20	$65,952	$865	21	$90,287	$3,529	$156,239	$4,394
States, Municipalities & Political Subdivisions	32	31,914	190	2	3,574	203	35,488	393
All Foreign Bonds	11	24,561	332				24,561	332
Public Utilities	29	81,566	1449	1	203	7	81,769	1,456
Corporate Bonds:
Collateralized Mortgage Obligations	2	272	189	2	61	151	333	340
All Other Corporate Bonds	75	238,708	6,659	6	16,067	1,065	254,775	7,724

Total Available-For-Sale Fixed Maturities	169	$442,973	$9,684	32	$110,192	$4,955	$553,165	$14,639

Equities:
Common Stocks	27	$5,026	$769	27	$4,322	$1,085	$9,348	$1,854

Total Available-for-Sale Equity Securities	27	$5,026	$769	27	$4,322	$1,085	$9,348	$1,854

Total Available-for-Sale Securities	196	$447,999	$10,453	59	$114,514	$6,040	$562,513	$16,493

Total	196	$447,999	$10,453	60	$115,412	$6,109	$563,411	$16,562

Note 3. Derivative Instruments
We occasionally write covered call options on our equity security portfolio to generate additional portfolio income. We do not use these or any other investment instruments for hedging purposes. Covered call options are recorded at fair value and are reported as a component of accrued expenses and other liabilities. Any income, gains or losses, including the change in the fair value of the covered call options is recognized currently in earnings as a component of realized investment gains (losses). There were no open covered call options at December 31, 2005 and 2004.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our portfolio of trading securities had a fair value of $4,881,000 at December 31, 2005 and $10,518,000 at December 31, 2004.

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
The estimated fair value of mortgage loans is based upon discounted cash flows utilizing the market rate of interest for similar loans in effect at the valuation date. Other long-term investments consist primarily of holdings in limited partnership funds that are valued by the various fund managers. In management’s opinion, these values represent fair value at December 31, 2005 and 2004.
For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.
The fair value of the liabilities for annuity products that are in a benefit payment phase, guaranteed investment contracts and structured settlements is based on a discount rate of 6.25 percent and 5.75 percent at December 31, 2005 and 2004, respectively. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.
A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2005 and 2004, is as follows.

At December 31	2005		2004
(Dollars In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

Assets
Investments:
Held-to-maturity fixed maturities	$75,222	$72,765	$92,569	$87,480
Available-for-sale fixed maturities	1,777,111	1,777,111	1,633,579	1,633,579
Trading securities	4,881	4,881	10,518	10,518
Equity securities	158,522	158,522	154,481	154,481
Mortgage loans	24,348	23,637	27,589	25,357
Policy loans	8,193	8,193	8,222	8,222
Other long-term investments	11,036	11,036	6,902	6,902
Short-term investments	35,485	35,485	37,721	37,721
Cash and cash equivalents	162,791	162,791	305,575	305,575
Accrued investment income	30,232	30,232	27,168	27,168
Liabilities
Policy Reserves:
Annuity (Accumulations)	$955,165	$965,678	$970,093	$954,210
Annuity (On-Benefits)	9,941	9,079	6,819	7,007
Structured settlements	749	881	939	812
Guaranteed investment contracts	17,806	18,518	8,544	8,248

Note 5. Short-Term Borrowings
We maintain a $50,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. There were no loan balances outstanding at December 31, 2005 and 2004, nor did we borrow against this line of credit in 2005, 2004 and 2003. As of December 31, 2005, $162,000 of the line of credit was allocated towards letters of credit we have issued in our reinsurance operations.

Note 6. Reinsurance
Property and casualty insurance segment
Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. Our property reinsurance program covers policy losses in excess of $2,000,000 up to $12,000,000 for 2005 and 2004, and policy losses in excess of $1,500,000 up to $10,000,000 for 2003. Our casualty reinsurance program covers policy losses in excess of $2,000,000 up to $15,000,000 for 2005 and 2004, and policy losses in excess of $1,500,000 up to $12,000,000 for 2003. Our personal and commercial umbrella reinsurance program generally covers policy losses in excess of $1,000,000 up to $5,000,000 for 2005, 2004 and 2003. Our surety reinsurance program covers 100 percent of policy losses in excess of $1,500,000 up to $5,000,000 for 2005, 100 percent of policy losses in excess of $1,250,000 up to $5,000,000 for 2004 and 2003. In 2005, 2004 and 2003, our surety reinsurance program also covers 90 percent of policy losses in excess of $5,000,000 up to $15,000,000; and 80 percent of policy losses in excess of $15,000,000 up to $20,000,000. Our catastrophe reinsurance program mitigates the total direct loss we may incur from a single catastrophe. For 2005, this program provides coverage, for 95 percent of our policy losses in excess of our retention of $10,000,000 for a catastrophic event, up to a limit of $115,000,000. For 2004, our program covered 95 percent of catastrophic policy losses in excess of $10,000,000 up to $95,000,000. For 2003, our program covered 95 percent of catastrophic policy losses in excess of $7,500,000 up to $70,000,000.
As of December 31, 2005, we have recoverable balances totaling $58,934,000 from approximately 40 reinsurers related to our Hurricane Katrina and Hurricane Rita reinsurance recoveries. We believe all reinsurance receivables due from reinsurers are collectable and realizable.
Written premiums ceded were $36,073,000, $28,191,000 and $31,380,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Earned premiums ceded were $36,180,000, $28,674,000 and $34,289,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Ceded loss and loss settlement expenses incurred were $150,505,000, $5,464,000 and $440,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The ceding of reinsurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligations. The significant increase in ceded premiums earned and written in 2005 is attributable to the $8.0 million reinsurance reinstatement premium incurred in response to the reinsurance recoveries on our losses from Hurricane Katrina.
Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. Most of our reinsurance business expired on or before December 31, 2000. We continue to limit our exposure through the selective renewal of our remaining reinsurance contracts. However, we continue to have exposure related to the assumed reinsurance contracts that we have elected to continue to write and those that are in runoff status. Written premiums assumed for the years ended December 31, 2005, 2004 and 2003, were $15,088,000, $11,338,000 and $12,860,000, respectively. Assumed premiums earned for the years ended December 31, 2005, 2004 and 2003, were $14,995,000, $11,467,000 and $12,822,000, respectively. Assumed loss and loss settlement expenses incurred were $18,625,000, $7,002,000 and $12,238,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Life insurance segment
As of December 31, 2005, our life insurance segment has purchased reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss, and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout.

The ceding of reinsurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company had ceded insurance in force of $546,135,000 and $479,409,000 at December 31, 2005 and 2004, respectively. Earned premiums ceded were $1,473,000, $1,355,000 and $1,340,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately 88 percent of ceded life insurance in force as of December 31, 2005, has been ceded to four reinsurers. We believe all reinsurance receivables are collectable. Ceded losses incurred were $1,404,000, $2,313,000 and $2,110,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
In 2002, the life insurance segment began assuming portions of credit life and accident and health insurance business from other insurance companies. We had no assumed premiums written for the year ended December 31, 2005. Assumed premiums earned for the years ended December 31, 2005, 2004 and 2003, were $227,000, $436,000 and $309,000, respectively. Assumed losses incurred were $64,000, $157,000 and $102,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2004, we ceased the assumption of insurance business from other insurance companies. We continue to have exposure related to our assumed reinsurance contracts that are in a runoff status.
Note 7. Reserves for Losses, Loss Settlement Expenses and Life Policy Claim Liabilities
Property and casualty insurance segment
The table below provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2005, 2004 and 2003 (net of reinsurance amounts). Changes in reserves are reported in the consolidated statement of income for the year when the changes are made. The favorable development resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. The significant improvement in the development of our reserves during 2005 is primarily attributable to both the payment of claims in amounts less than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized during 2005 is the development of incurred but not reported (“IBNR”) claims and loss settlement expenses at a level significantly less than that reserved for at December 31, 2004. We attribute this favorable development to the fact that during recent years, we have experienced abnormally low levels of noncatastrophe claims frequency. Due to uncertainty surrounding loss development from Hurricane Katrina and the uncertainty surrounding the continuance of the extraordinarily low levels of noncatastrophe claims frequency experienced in recent years, we have not altered our reserving process as of December 31, 2005.
Conditions and trends that have affected the reserve development for a given year may change. Therefore, such development cannot be used to extrapolate future reserve redundancies or deficiencies.
We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

(Dollars in Thousands)
Years Ended December 31	2005	2004	2003

Gross liability for losses and loss settlement expenses at beginning of year	$464,889	$427,047	$392,649
Less reinsurance receivables	28,609	27,307	35,760

Net liability for losses and loss settlement expenses at beginning of year	$436,280	$399,740	$356,889

Losses and loss settlement expenses incurred for claims occurring during
Current year	$453,341	$294,829	$283,910
Prior years	(77,484)	(38,587)	(12,301)

Total incurred	$375,857	$256,242	$271,609

Losses and loss settlement expense payments for claims occurring during
Current year	$142,161	$118,807	$121,487
Prior years	110,013	100,895	107,271

Total paid	$252,174	$219,702	$228,758

Net liability for losses and loss settlement expenses at end of year	$559,963	$436,280	$399,740
Plus reinsurance receivables	60,137	28,609	27,307

Gross liability for losses and loss settlement expenses at end of year	$620,100	$464,889	$427,047

Life insurance segment
The table on the following page provides an analysis of changes in our life and accident and health policy claim liabilities (net of reinsurance amounts) for 2005, 2004 and 2003. United Life Insurance Company’s reserve for life claims is based on the contractual terms of the underlying policies. The reserve for accident and health claims is determined actuarially using morbidity assumptions relative to each claim. Changes in assumptions for such things as environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

(Dollars in Thousands)
Years Ended December 31	2005	2004	2003

Gross liability for unpaid claims at beginning of year	$2,469	$3,011	$2,118
Less reinsurance receivables	267	168	26

Net liability for unpaid claims at beginning of year	$2,202	$2,843	$2,092

Incurred claims related to
Current year	$12,494	$12,974	$14,097
Prior years	4,307	5,034	3,664

Total incurred	$16,801	$18,008	$17,761

Paid claims related to
Current year	$12,811	$13,582	$13,388
Prior years	4,359	5,067	3,622

Total paid	$17,170	$18,649	$17,010

Net liability for unpaid claims at end of year	$1,833	$2,202	$2,843
Plus reinsurance receivables	5	267	168

Gross liability for unpaid claims at end of year	$1,838	$2,469	$3,011

Note 8. Statutory Reporting, Capital Requirements and Dividend and Retained Earnings Restrictions
Statutory capital and surplus in regards to policyholders at December 31, 2005, 2004 and 2003, and net income for the years then ended are as follows.

	Statutory	Statutory
(Dollars in Thousands)	Capital and Surplus	Net Income

2005
Property and casualty (1)	$383,136	$1,565
Life, accident and health	135,362	17,640

2004
Property and casualty (1)	$383,900	$66,693
Life, accident and health	124,463	16,932

2003
Property and casualty (1)	$303,111	$49,625
Life, accident and health	107,146	7,309

(1)	Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty capital and surplus includes life, accident and health capital and surplus, and therefore represents our total consolidated statutory capital and surplus.
We are directed by the state insurance departments’ solvency regulations to calculate required minimum capital and surplus based on insurance risk factors. The risk-based capital results are used by the National Association of Insurance Commissioners and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2005, both United Life Insurance Company and United Fire had statutory capital and surplus in regards to policyholders well in excess of their required levels.
The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $38,314,000 in dividend distributions to stockholders in 2006 without prior approval. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. In 2005, United Fire received $4,000,000 in dividends from its subsidiary United Life Insurance Company. There were no intercompany dividends in 2004 or 2003.

Note 9. Federal Income Tax
Federal income tax expense (benefit) is composed of the following.

(Dollars in Thousands)
Years Ended December 31	2005	2004	2003

Current	$(3,659)	$38,600	$16,901
Deferred	1,171	(2,608)	7,423

Total	$(2,488)	$35,992	$24,324

A reconciliation of income tax expense (computed at the applicable federal tax rate of 35 percent in 2005, 2004 and 2003, respectively) to the amount recorded in the Consolidated Financial Statements is as follows.

(Dollars in Thousands)
Years Ended December 31	2005	2004	2003

Computed expected income tax expense	$2,295	$40,183	$27,965
Reduction for tax-exempt municipal bond interest income	(3,843)	(3,263)	(2,813)
Reduction of nontaxable dividend income	(1,071)	(872)	(855)
Valuation allowance reduction	—	518	—
Other, net	131	(574)	27

Federal income tax expense (benefit)	$(2,488)	$35,992	$24,324

The significant components of the net deferred tax liability at December 31, 2005 and 2004, are as follows.

(Dollars in Thousands)
December 31	2005	2004

Deferred tax liabilities:
Deferred policy acquisition costs	$38,572	$27,673
Net unrealized appreciation on investment securities	51,151	70,137
Depreciation on assets	506	810
Net bond discount accretion and premium amortization	2,775	2,395
Pension	2,535	936
Miscellaneous	926	1,004

Gross deferred tax liability	$96,465	$102,955

Deferred tax assets:
Financial statement reserves in excess of income tax reserves	$27,543	$28,872
Unearned premium adjustment	14,940	15,113
Postretirement benefits other than pensions	4,805	4,547
Salvage and subrogation	2,313	1,374
Investment write-downs	6,881	7,681
Net operating loss carryforwards	7,290	7,290
State hurricane assessments	1,878	—
Miscellaneous	1,953	2,315

Gross deferred tax assets	$67,603	$67,192
Valuation allowance	(7,290)	(7,844)

Deferred tax assets	$60,313	$59,348

Net deferred tax liability	$36,152	$43,607

As of December 31, 2005, we have a deferred tax asset for net operating loss carryforwards totaling $21,910,000, all of which was acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire from 2009 through 2018, of which carryforwards of $11,085,000 expire from 2009 through 2011. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2005, we recorded a valuation allowance of $7,290,000, which relates to those net operating loss carryforwards that can only be used to offset future income of the property and casualty insurance segment. As we have determined that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance has been recorded as a reduction to our intangible asset relating to agency relationships. These adjustments have resulted in the elimination of the carrying value of the intangible asset related to the acquisition of American Indemnity Financial Corporation. The remainder of these adjustments will be recognized through our consolidated statements of income as a reduction to current tax expense.
A portion of life insurance income earned prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed as dividends. As of December 31, 2004, such income, accumulated in the policyholders surplus account, totaled $2,121,000. At current corporate income tax rates, the associated tax is $742,000. The American Jobs Creation Act (AJCA) suspended the tax on distributions from the Policyholder Surplus Account of stock life insurance Companies for the tax years beginning after December 31, 2004 and before January 1, 2007. AJCA also reversed the order of accounts from which distributions are deemed to occur during this time. Distributions occurring during 2005 and 2006 will be deemed to come from the Policyholder Surplus Accounts, then from the Shareholder Surplus Accounts and then from other accounts. This provision would allow the distribution of the amount in the Company’s Policyholder Surplus Account during 2005 and 2006 on a tax-free basis. During 2005, the $2,121,000 in the policyholder surplus account was distributed.
Note 10. Employee Benefits
The two main employee benefit plans we offer are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.
Noncontributory defined benefit pension plan
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and met the hourly service requirements with the company. Under our pension plan, retirement benefits are based on the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute approximately $4,000,000 to the plan in 2006. At December 31, 2005, 66.2 percent of the plan assets were invested in common stock, as compared to 62.5 percent at December 31, 2004. At December 31, 2005, 20.4 percent were invested in an annuity purchased from our life insurance company ($9,267,000), as compared to 26.1 percent ($9,933,000) at December 31, 2004. The remaining plan assets were held in cash and cash equivalents. Eighteen percent of the plan assets were invested in our own common stock (202,058 shares), with a market value of $8,169,000 and $6,811,000 at December 31, 2005 and 2004, respectively. Dividends on shares of United Fire common stock totaled approximately $97,000 during 2005, as compared to $85,000 during 2004. The annuity fund maintained by United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company. It is our policy to invest funds within the pension plan primarily in common equities.
Employee/retiree health and dental benefit plan
We offer a health and dental benefit plan to all of our eligible employees and retirees. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit Plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the claims administrator within 365 days after the end of the calendar year in which the charges were incurred. The plan’s benefit obligation relates primarily to our postretirement benefit program.
Estimates and assumptions used to determine benefit obligations and costs
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit plan obligations. We annually establish the discount rate used to determine the present value of the plan benefit obligations as of December 31. The discount rate is an estimate of the interest rate at which the plan benefits could be effectively settled. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the plan benefit obligations. Another significant assumption utilized is the expected long-term rate of return on the invested pension plan assets. The expected long-term rate of return is an assumption as to the average rate of earnings expected on the pension plan funds invested or to be invested to provide for the settlement of benefits included in the projected pension benefit obligation. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. Annually, we perform an analysis of expected long-term rates of return based on the composition and allocation of our pension plan assets and recent economic conditions.

The following actuarial assumptions were used at December 31 to determine the reported plan benefit obligations.

	Pension benefits		Other benefits
Weighted-average assumptions as of December 31	2005	2004	2005	2004

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs.

	Pension benefits		Other benefits
Weighted-average assumptions as of January 1	2005	2004	2005	2004

Discount rate	6.00%	6.50%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following table provides a reconciliation of the changes in both plans’ benefit obligations and fair value of plan assets and a statement of the plans’ funded status for 2005 and 2004.

Dollars in Thousands)
	Pension benefits		Other benefits
At December 31	2005	2004	2005	2004

Reconciliation of projected benefit obligation
Obligation at beginning of year	$47,782	$34,840	$14,029	$13,537
Service cost	2,113	1,953	634	644
Interest cost	2,875	2,577	728	816
Actuarial (gain) loss	2,945	9,353	(632)	(554)
Benefit payments and adjustments	(1,346)	(941)	(439)	(414)

Obligation at December 31	$54,369	$47,782	$14,320	$14,029

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$38,443	$29,036	$—	$—
Actual return on plan assets	2,905	5,173	—	—
Employer contributions	5,535	5,175	439	414
Benefit payments and adjustments	(1,346)	(941)	(439)	(414)

Fair value of plan assets at December 31	$45,537	$38,443	$—	$—

Funded status
Funded status at December 31	$(8,832)	$(9,339)	$(14,320)	$(14,029)
Unrecognized prior service cost	425	533	(232)	(244)
Unrecognized actuarial loss	13,414	10,601	738	1,369
Minimum pension liability adjustment	—	(1,932)	—	—

Prepaid (Accrued) benefit cost	$5,007	$(137)	$(13,814)	$(12,904)

The accumulated pension benefit obligation was $44,300,000 and $39,112,000 at December 31, 2005 and 2004, respectively.
The following table provides the components of net periodic benefit cost for the plans for 2005, 2004 and 2003.

(Dollars in Thousands)
	Pension benefits			Other benefits
Years Ended December 31	2005	2004	2003	2005	2004	2003

Service cost	$2,113	$1,953	$1,815	$634	$644	$764
Interest cost	2,875	2,577	2,307	728	816	840
Expected return on plan assets	(3,341)	(2,555)	(1,979)	—	—	—
Amortization of prior service cost	108	108	107	(12)	87	87
Amortization of net loss	570	522	541	—	—	74

Net periodic benefit cost	$2,325	$2,605	$2,791	$1,350	$1,547	$1,765

The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately 11 years. This period represents the average remaining employee service period until the date of full eligibility.
For measurement purposes, for our health benefit plan, a 10.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2005. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2011 and remain at that level thereafter. For dental claims, a 5.25 percent annual rate of increase was assumed for 2006 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(Dollars in Thousands)
	1% Increase	1% Decrease

Effect of total of service and interest cost components of net periodic postretirement health care benefit cost	$263	$(208)
Effect on the health care component of the accumulated postretirement benefit obligation	2,387	(1,921)

At December 31, 2005 and December 31, 2003 we had no minimum pension liability. At December 31, 2004, we had recorded a minimum pension liability of $1,932,000 (before tax), which represents the amount that we recognized to cover a $2,465,000 deficit occurring as a result of the fair value of plan assets being less than our accumulated benefit obligation. This deficit was comprised of the unfunded accumulated benefit obligation and prepaid pension costs. The amount of this deficit was offset by an intangible asset of $533,000 related to unrecognized prior service cost to arrive at the additional pretax minimum pension liability required to be recognized as a component of accumulated other comprehensive income in our Consolidated Financial Statements.
The following table summarizes the expected benefit payments to be made from our plans over the next 10 years.

(Dollars in Thousands)	Pension Benefits	Other Benefits

2006	$1,473	$549
2007	1,726	638
2008	1,958	708
2009	2,224	777
2010	2,368	883
2011-2015	15,255	5,411

Other Benefit Plans
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2005, 2004 and 2003, was $1,364,000, $3,402,000 and $3,545,000, respectively.
We also have an Employee Stock Ownership Plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining age 21. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2005, 2004 and 2003, the Employee Stock Ownership Plan owned 249,978, 250,922 and 252,412 shares of United Fire common stock, respectively. Shares owned by the Employee Stock Ownership Plan are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $250,000, $30,000 and $300,000 in 2005, 2004 and 2003, respectively.
We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The analysis below details the activity of our stock option plan for the years ended December 31, 2005, 2004 and 2003. Information on the options outstanding at December 31, 2005, is also presented. All information presented reflects the effects of our December 15, 2004, one-for-one stock dividend.

	2005		2004		2003
	Shares of	Weighted-	Shares of	Weighted-	Shares of	Weighted-
	Common Stock	Average Price	Common Stock	Average Price	Common Stock	Average Price

Outstanding at beginning of year	279,120	$18.92	197,392	$15.03	120,992	$14.06
Granted	120,500	32.39	130,500	22.69	87,000	15.92
Exercised	(43,640)	16.42	(47,172)	13.25	(10,200)	11.12
Forfeited	(3,700)	26.20	(1,600)	13.27	(400)	13.06

Outstanding at end of year	352,280	$23.76	279,120	$18.92	197,392	$15.03

Options exercisable at year-end	53,380	$18.28	27,020	$16.04	32,984	$13.55

Weighted-average grant-date fair value of options granted during the year		$10.05		$7.44		$5.42

The weighted-average grant-date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2005	2004	2003

Risk-free interest rate	4.07%	3.72%	3.31%
Expected option life (in years)	7.00	7.00	7.00
Expected dividends	$0.48	$0.42	$0.39
Expected volatility	26.72%	32.06%	37.89%

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	Contractual Life(Yrs)	Exercise Price	Exercisable	Exercise Price

$ 9.01 – 15.00	8,080	4.58	$11.93	3,480	$13.04
15.01 – 21.00	107,550	6.81	16.19	33,750	16.41
21.01 – 27.00	95,650	8.14	21.66	11,650	21.66
27.01 – 33.00	141,000	9.02	31.63	4,500	27.63

$ 9.01 – 33.00	352,280	8.00	$23.76	53,380	$18.28

We have elected to account for our stock options under Opinion No. 25 and its related interpretations. As such, no compensation cost is recognized for our grants of stock options because the exercise price of United Fire’s stock options is equal to the market price of the underlying stock on the date of the grant. If the stock options had been accounted for under Statement No. 123, compensation cost would have been recorded based on the grant-date fair value attributable to the number of options that eventually vest. This cost is recognized over the period in which the options vest, with the amount recognized at any date being at least equal to the value of the vested portion of the award at that date.
In accordance with the disclosure requirements of Statement No. 123, the pro forma effects of recognizing compensation expense on net income and income per share, had we applied the fair value method of accounting for stock options, is as follows.

(Dollars in Thousands Except Per Share Data)	2005	2004	2003

Net income, as reported	$9,044	$78,817	$55,574
Deduct compensation expense determined under the fair value based method for all awards, net of related tax effects	(391)	(227)	(131)

Pro forma net income	8,653	78,590	55,443

Pro Forma Basic EPS	$0.20	$3.67	$2.53
Pro Forma Diluted EPS	0.20	3.33	2.36
Basic EPS, as reported	0.22	3.68	2.53
Diluted EPS, as reported	0.22	3.34	2.36

Note 11. Redeemable Preferred Stock
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
Note 12. Segment Information
We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Note 1. We analyze results based on profitability (i.e. loss ratios), expenses and return on equity. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.
The property and casualty insurance segment markets most forms of commercial and personal property and casualty insurance products, including surety bonds and reinsurance. The business is generated through 917 independent agencies and brokers in 41 states. The following states provided 55.6 percent of the direct premium volume in this segment in 2005: Iowa (13.4%), Texas (12.9%), Colorado (10.5%), Louisiana (10.4%) and Missouri (8.4%).
The life insurance segment underwrites and markets life (primarily universal and traditional life) and annuity (primarily single premium annuity) products to individuals and groups through 944 independent agencies in 27 states. The following states provided more than 76.5 percent of the direct premium volume in this segment in 2005: Iowa (45.6%), Wisconsin (8.9%), Minnesota (8.4%), Nebraska (7.2%) and Illinois (6.4%).
Total revenue by segment includes sales to outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in our Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to outside customers. The table on the following page sets forth certain data for each of our business segments reported on a GAAP basis and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for the years ended December 31, 2005, 2004 and 2003, are reported in the property and casualty insurance segment.

(Dollars in Thousands)
Year Ended December 31,	2005	2004	2003

Property and Casualty Insurance Segment
Revenues
Net premiums earned:
Fire and allied lines (1)	$143,902	$156,486	$150,704
Other liability (2)	121,529	112,060	97,297
Automobile	114,161	118,625	118,616
Workers’ compensation	39,084	35,792	34,231
Fidelity and surety	25,202	25,345	24,001
Reinsurance	10,928	7,758	9,270
Miscellaneous	1,341	822	847

Total net premiums earned	$456,147	$456,888	$434,966
Net investment income	34,874	29,151	27,435
Realized investment gains	2,013	2,709	1,283
Other income	—	—	1,706

Total reportable segments	$493,034	$488,748	$465,390

Intersegment eliminations	(133)	(723)	(109)

Total revenues	$492,901	$488,025	$465,281

Net income (loss) before income taxes
Revenues	$493,034	$488,748	$465,390
Benefits, losses and expenses	507,977	389,822	398,559

Total reportable segments	$(14,943)	$98,926	$66,831

Intersegment eliminations	102	(488)	115

Total net income (loss) before income taxes	$(14,841)	$98,438	$66,946

Income tax expense (benefit)	(10,243)	30,364	19,929

Net income (loss)	$(4,598)	$68,074	$47,017

Assets
Total reportable segments	$1,412,890	$1,283,340	$1,155,819
Intersegment eliminations	(213,833)	(216,823)	(200,410)

Total assets	$1,199,057	$1,066,517	$955,409

Life Insurance Segment
Revenues
Net premiums earned:
Ordinary life	$20,596	$13,688	$8,753
Universal life	9,716	9,606	8,140
Accident and health	3,814	5,602	6,395
Annuities	2,761	2,423	1,229
Credit life	2,447	4,042	5,068
Group accident and health	270	277	268

Total net premiums earned	$39,604	$35,638	$29,853
Net investment income	83,872	82,345	81,109
Realized investment gains (losses)	2,528	1,941	(2,972)
Other income	702	300	135

Total reportable segments	$126,706	$120,224	$108,125

Intersegment eliminations	(2)	(124)	(121)

Total revenues	$126,704	$120,100	$108,004

Net income before income taxes
Revenues	$126,706	$120,224	$108,125
Benefits, losses and expenses	105,456	103,879	95,177

Total reportable segments	$21,250	$16,345	$12,948

Intersegment eliminations	147	26	4

Total net income before income taxes	$21,397	$16,371	$12,952

Income tax expense	7,755	5,628	4,395

Net income	$13,642	$10,743	$8,557

Assets	$1,522,867	$1,503,870	$1,449,746

Consolidated Totals
Total consolidated revenues	$619,605	$608,125	$573,285
Total consolidated net income	$9,044	$78,817	$55,574
Total consolidated assets	$2,721,924	$2,570,387	$2,405,155

(1)	“Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

Note 13. Quarterly Financial Information (Unaudited)
The following table sets forth our selected unaudited quarterly financial information. All prior year per share amounts reflect the effects of our December 15, 2004, one-for-one stock dividend.

(Dollars in Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total

Year ended December 31, 2005
Total revenues	$153,377	$155,619	$149,823	$160,786	$619,605

Net income (loss)	$32,600	$26,917	$7,955	$(58,428)	$9,044

Basic earnings (loss) per common share*	$1.55	$1.08	$0.34	$(2.48)	$0.22

Diluted earnings (loss) per common share*	$1.38	$1.08	$0.34	$(2.48)	$0.22

Year ended December 31, 2004
Total revenues	$145,286	$149,589	$156,767	$156,483	$608,125

Net income	$18,471	$20,055	$21,685	$18,606	$78,817

Basic earnings per common share*	$0.86	$0.94	$1.02	$0.86	$3.68

Diluted earnings per common share*	$0.79	$0.85	$0.92	$0.79	$3.34

*	Note: The sum of the quarterly reported amounts may not equal the full year as each is computed independently.
Note 14. Earnings and Dividends Per Common Share
We compute earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing net income or loss available to common shareholders (net income or loss less dividends to preferred shareholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding as well as our outstanding stock options. During 2005, we redeemed all shares of preferred stock that were not previously converted into shares of common stock. We therefore have no shares of preferred stock outstanding at December 31, 2005.
We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the appropriate conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock at the beginning of the reporting period. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. This was the case in our 2005 diluted earnings per share calculation. The preferred stock had a dilutive effect in both 2003 and 2004.
We determine the dilutive effect of our stock options outstanding using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation. The components of basic and diluted earnings per share are displayed in the table on the following page. All share and per share amounts reflect the effects of our December 15, 2004, one-for-one stock dividend.

(In Thousands Except Per Share Data)
Years Ended December 31	2005	2004	2003

Earnings available to common shareholders	$4,938	$74,075	$50,832
Weighted-average common shares outstanding	22,445	20,115	20,077

Basic earnings per share	$0.22	$3.68	$2.53

(In Thousands Except Per Share Data)
Years Ended December 31	2005	2004	2003

Net income	$9,044	$78,817	$55,574
Preferred dividends and accretions (1)	—	(4,742)	(4,742)

Total earnings available to common shareholders	$9,044	$74,075	$50,832
Weighted-average common shares outstanding	22,445	20,115	20,077
Potentially dilutive common shares — convertible preferred stock (1)	—	3,428	3,429
Potentially dilutive common shares — stock options	90	88	20

Weighted-average common and potential shares outstanding	22,535	23,631	23,526
Diluted earnings per share	$0.22	$3.34	$2.36

(1)	The effect of our preferred stock ($4,106,000 in preferred dividends and accretions and 1,142,000 potentially dilutive common shares) on our 2005 dilutive earnings per share calculation was disregarded since the effect was anti-dilutive.
Cash dividends per common share of $.48, $.42 and $.39 were declared in 2005, 2004 and 2003, respectively.
Note 15. Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income (loss) are net income and the change in net unrealized gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized gains and losses. The following table sets forth the components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2005, 2004 and 2003.

(Dollars in Thousands)
	Amount	Income Tax	Amount
	Before Tax	Effect	Net of Taxes

2005
Minimum pension liability adjustment	$1,932	$(676)	$1,256
Net unrealized depreciation arising during the year	(22,037)	7,713	(14,324)
Adjustment for net realized gains included in income	(4,540)	1,589	(2,951)

Other comprehensive loss	$(24,645)	$8,626	$(16,019)

2004
Minimum pension liability adjustment	$(1,932)	$676	$(1,256)
Net unrealized appreciation arising during the year	24,180	(8,463)	15,717
Adjustment for net realized gains included in income	(4,060)	1,421	(2,639)

Other comprehensive income	$18,188	$(6,366)	$11,822

2003
Minimum pension liability adjustment	$3,500	$(1,225)	$2,275
Net unrealized appreciation arising during the year	56,658	(19,830)	36,828
Adjustment for net realized losses included in income	1,691	(592)	1,099

Other comprehensive income	$61,849	$(21,647)	$40,202

Note 16. Lease Commitments
At December 31, 2005, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $4,558,000, $2,355,000 and $1,983,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Our most prominent lease arrangement is for office space through which we conduct the insurance operations of our Galveston, Texas location. This lease was initiated in December 2004, with a lease term of ten years. The annual lease payment for this office space is approximately $2,000,000.
     At December 31, 2005, our future minimum rental payments are as follows:

(Dollars in Thousands)

2006	$4,435
2007	4,099
2008	3,169
2009	2,615
2010	2,367
Thereafter	10,970

Total	$27,655

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (United Fire) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules of United Fire listed in Item 15(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Fire’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2006, expressed an unqualified opinion thereon.
     /s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2006

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of United Fire & Casualty Company is responsible for establishing and maintaining adequate internal control over financial reporting. United Fire & Casualty Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2005, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2005, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2005, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Dated: February 28, 2006
/s/ John A. Rife
John A. Rife
Chief Executive Officer
/s/ Kent G. Baker
   Kent G. Baker
   Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Fire & Casualty Company (United Fire) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of United Fire’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that United Fire & Casualty Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of United Fire & Casualty Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006, expressed an unqualified opinion thereon.
     /s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Term as	Served as
	Director	Director
Age (as of December 31, 2005), Present Position and Business Experience	Expires	Since
Scott McIntyre Jr., 72, has served as Chairman of our Board of Directors since 1975. He has been employed by us in various capacities since 1954, including as President from 1966 to 1997 and as Chief Executive Officer from 1991 to 2000. Mr. McIntyre is the son of United Fire & Casualty Company founder, J. Scott McIntyre Sr.	May 2008	1956

John A. Rife, 63, serves as our President and Chief Executive Officer. Mr. Rife began his employment with our life insurance subsidiary, United Life Insurance Company, in 1976. Mr. Rife was appointed President in 1997 and Chief Executive Officer in 2000. He serves as President of United Life Insurance Company, a position he has held since 1984, and he also serves as President and Chief Executive Officer of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company from 1983 to the present. He has served us as a director since 1998.	May 2007	1998

Jack B. Evans, 57, is President of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa. He has served as its President since January 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its President from 1993 to 1995. SCI Financial Group was a regional financial services firm providing brokerage, insurance and related services to its clients. Mr. Evans has agreed to be nominated as a director at our next annual stockholder meeting in 2006.	May 2006	1995

Christopher R. Drahozal, 44, is a Professor of Law at the University of Kansas School of Law, Lawrence, Kansas, where he has taught since 1994. Mr. Drahozal was an attorney in private practice in Washington, D.C. from 1991 until 1994. Mr. Drahozal is the son-in-law of Scott McIntyre Jr. Mr. Drahozal has agreed to be nominated as a director at our next annual stockholder meeting in 2006.	May 2006	1997

Thomas W. Hanley, 53, is currently a teacher at Xavier High School, a Catholic high school in Cedar Rapids, Iowa. He began teaching full time in 2004. From 2002 to 2004, Mr. Hanley conducted post-graduate studies in Theology from Loras College in Dubuque, Iowa. From 1979 to April 2003, Mr. Hanley was employed as a certified public accountant by McGladrey & Pullen, LLP, a tax and accounting firm in Cedar Rapids, Iowa. Mr. Hanley served as a partner at McGladrey & Pullen, LLP from 1983 to January 2002. Mr. Hanley has agreed to be nominated as a director at our next annual stockholder meeting in 2006.
	May 2006	2003

Casey D. Mahon, 54, is an Adjunct Professor of Law at the University of Iowa College of Law, Iowa City, Iowa, where she has taught since 1998. Ms. Mahon was employed as Senior Vice President and General Counsel of McLeodUSA, Inc. from June 1993 until she retired in February 1998. McLeodUSA, Inc. provides integrated communications services.	May 2008	1993

George D. Milligan, 49, is the President of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group includes a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital facilities. Mr. Milligan has agreed to be nominated as a director at our next annual stockholder meeting in 2006.	May 2006	1999

Mary K. Quass, 55, is the President and Chief Executive Officer of NRG Media, LLC, Cedar Rapids, Iowa. NRG Media, LLC is a radio broadcasting group of over 90 stations founded in August 2002. Ms. Quass is also President and Chief Executive Officer of Quass Communications, LLC. Founded in 1998, Quass Communications, LLC is a privately held investment company. From 1988 to 1998, Ms. Quass held the position of President and Chief Executive Officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications. Ms. Quass served as President and Chief Executive Officer of Central Star Communications, which operated over 50 radio stations throughout the Midwest, until 2000.
	May 2007	1998

Byron G. Riley, 75, is an attorney with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa. He has practiced law with that law firm since 1981. Bradley & Riley PC provides legal services to us.	May 2008	1983

Kyle D. Skogman, 55, is President of Skogman Construction Co. of Iowa, a company that specializes in residential construction, primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990.	May 2007	2000

Frank S. Wilkinson Jr., 66, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota, company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including Executive Vice President and director from 1993 to December 2000.	May 2008	2001

Executive Officers and Certain Significant Employees of United Fire
The following table sets forth information as of December 31, 2005, concerning the following executive officers and significant employees.

Name	Age	Position
Scott McIntyre Jr. (1)	72	Chairman of the Board of Directors
John A. Rife (1)	63	President, Chief Executive Officer and Director
Randy A. Ramlo (1)	44	Executive Vice President
Richard B. Swain	48	Senior Vice President and Resident Vice President, Gulf Coast Regional Office
Michael T. Wilkins (1)	42	Senior Vice President, Corporate Administration
Kent G. Baker (1)	62	Vice President and Chief Financial Officer
David E. Conner (1)	47	Vice President and Chief Claims Officer
John R. Cruise	64	Vice President, Reinsurance
Barrie W. Ernst (1)	51	Vice President and Chief Investment Officer
Shona Frese	61	Corporate Secretary
Samuel E. Hague (1)	54	Executive Vice President and Treasurer of United Life Insurance Company
David L. Hellen	53	Resident Vice President, Denver Regional Office
Wilburn J. Hollis	65	Vice President, Human Resources
Geoffrey G. Lakis	46	Vice President, Fidelity and Surety
David A. Lange	48	Corporate Secretary and Fidelity and Surety Claims Manager
Dianne M. Lyons (1)	42	Vice President and Controller
Neal R. Scharmer (1)	49	Vice President and General Counsel
Galen E. Underwood	65	Treasurer
Stanley A. Wiebold	61	Vice President, Midwest Regional Office

(1)	Executive Officers
A brief description of the business experience of these executive officers follows.
Scott McIntyre Jr., Chairman of our Board of Directors, has served in that capacity since 1975. We have employed him in various capacities since 1954, including as President from 1966 to 1997 and as Chief Executive Officer from 1991 to 2000.
John A. Rife serves as our President and Chief Executive Officer. Mr. Rife began his employment with our life subsidiary in 1976. Mr. Rife was appointed President in 1997 and Chief Executive Officer in 2000. He has been President of United Life Insurance Company since 1984, and also serves as President and Chief Executive Officer of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company since 1983 and on our Board of Directors since 1998.
Randy A. Ramlo, Executive Vice President, has served in that capacity since May 2004. Mr. Ramlo served as Vice President, Fidelity and Surety, from November 2001 until May 2004. Mr. Ramlo previously worked as Underwriting Manager in our Great Lakes Region. He has been employed by us since 1984.
Richard B. Swain is our Senior Vice President and the Resident Vice President of our Gulf Coast Regional Office in Galveston, Texas. He has served as Senior Vice President since 1999 and as Resident Vice President since February 2003. Mr. Swain served as Vice President of Underwriting at Hastings Mutual Insurance Company, Hastings, Michigan, from May 1998 to 1999. Hastings Mutual Insurance Company is a regional insurance company with a five-state, Midwest marketing territory offering personal, business and farmowners property and casualty insurance products. We previously employed him as Resident Vice President in our Lincoln Regional Office from 1993 to 1998.
Michael T. Wilkins was appointed our Senior Vice President, Corporate Administration, in May 2004. He served as Vice President, Corporate Administration, from August 2002 until May 2004 and as Resident Vice President in our Lincoln Regional Office from 1998 to 2002. Prior to 1998, he held various other positions within the company since joining us in 1985.
Kent G. Baker is Vice President and Chief Financial Officer. He has served us in that capacity since 1984.
David E. Conner was appointed our Vice President and Chief Claims Officer, effective January 1, 2005. Mr. Conner has served in various capacities within the Claims Department, including Claims Manager and Assistant Vice President, since joining us in 1998.
John R. Cruise is Vice President, Reinsurance, a position he has held with us since 1987. Mr. Cruise has worked for us since 1971.

Barrie W. Ernst is Vice President and Chief Investment Officer. He joined us in August 2002. Previously, Mr. Ernst served as Senior Vice President of SCI Financial Group, Cedar Rapids, Iowa, where he worked from 1980 to 2002. SCI Financial Group was a regional financial services firm providing brokerage, insurance and related services to its clients.
Shona Frese is our Corporate Secretary, a position she has held since 1996. Ms. Frese has been employed by us in various capacities since 1966.
Samuel E. Hague is Executive Vice President and Treasurer of United Life Insurance Company, our life insurance subsidiary, a position he has held since 1992.
David L. Hellen was appointed Resident Vice President of our Denver Regional Office in 1988. We have employed Mr. Hellen since 1975.
Wilburn J. Hollis is our Vice President, Human Resources, a position he has held since 1996.
Geoffrey G. Lakis was named our Vice President, Fidelity and Surety, in August 2004. Prior to joining us, Mr. Lakis served as Vice President of St. Paul Travelers where he was employed from 1982 to 2004. St. Paul Travelers is a regional financial services firm providing insurance and related services to its clients.
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
Stanley A. Wiebold is Vice President of our Midwest Regional Office, a position he has held since 1986. He began his employment with us in 1975.
Audit Committee
We have a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their exercise of independent judgment. The Audit Committee is primarily concerned with the effectiveness of audits of United Fire & Casualty Company by its internal auditor and independent registered public accounting firm. The Audit Committee seeks to maintain free and open communications between the directors, the independent registered public accounting firm, the internal auditors and management. Its duties consist of reviewing recommendations by the internal auditor and the independent registered public accounting firm on accounting matters and internal controls; advising the Board on the scope of audits; reviewing United Fire & Casualty Company’s annual consolidated financial statements and the accounting standards and principles followed; appointing the independent registered public accounting firm; and conducting independent inquiries, if necessary. The Audit Committee meets at least four times annually.
Audit Committee Financial Expert
The Board of Directors has determined that Thomas W. Hanley is an Audit Committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.
Code of Ethics and Business Conduct
The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all United Fire & Casualty Company officers, directors and employees. Copies of the United Fire Group® Code of Ethics and Business Conduct can be obtained free of charge by writing to Investor Relations c/o United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909, or online at United Fire & Casualty Company’s investor relations website, www.unitedfiregroup.com/investorrelations/corpgov/codeofethics/ethics.asp. The Code of Ethics and Business Conduct establishes procedures regarding the reporting of a violation of the code.

ITEM 11. EXECUTIVE COMPENSATION
Executive compensation includes the amount expensed for financial reporting purposes under our qualified 401(k) profit-sharing plan. All of our employees are eligible to participate after they have completed one hour of service and have attained twenty-one years of age. The plan is not integrated with Social Security and provides for employer contributions in such amounts as United Fire may annually determine. The benefit payable under the plan is equal to the vested account balance.
Executive compensation includes the amounts expensed for financial reporting purposes as contributions to our pension plan for the named individuals. The pension plan is a noncontributory plan that is integrated with Social Security. All of our employees are eligible to participate after they have completed one calendar year of service and a minimum of 1,000 hours and attained twenty-one years of age.
The pension plan owned 202,058 shares of United Fire common stock as of December 31, 2005, and has made deposits to an annuity fund maintained by United Life Insurance Company that is credited with compound interest on the average fund balance for the year. The interest rate is equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.
Our employee stock ownership plan is for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan when they have completed one calendar year of service and a minimum of 1,000 hours and have attained twenty-one years of age. Contributions to this plan are made at the discretion of United Fire. These contributions are allocated to participants on the basis of compensation. Contributions are made in stock or cash, which is used by the Trustee to acquire shares of United Fire stock. As of December 31, 2005, 2004 and 2003, the Trustee owned 249,978, 250,922 and 242,412 shares of United Fire stock, respectively. We made cash contributions to the plan of $250,000, $30,000 and $300,000 in 2005, 2004 and 2003, respectively.
We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. We grant options to attract and retain the best available persons for positions of substantial responsibility and to provide certain employees with an additional incentive to contribute to the success of United Fire and its subsidiaries. As of December 31, 2005, options for 462,042 shares of our common stock had been granted under the plan. Of these, options for 104,062 shares have been exercised.

The following table summarizes the compensation of our Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) for the last three years.
SUMMARY COMPENSATION TABLE

		Annual Compensation
							Securities
						Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus		Compensation (1)	Options Granted	Compensation (2)

John A. Rife (3)	2005	$450,000	(4)	$15,000	(5)	$240,980	20,000	$13,799
President/Chief Executive Officer,	2004	385,000	(4)	250,000	(5)	265,391	20,000	20,126
United Fire & Casualty Company, United Life Insurance Company, Lafayette Insurance Company, American Indemnity Financial Corporation and its subsidiaries	2003	350,000	(4)	100,000	(5)	—	10,000	12,948
Chief Executive Officer, Addison Insurance Company

Scott McIntyre Jr. (3)	2005	$350,000	(4)	$—	(5)	$254,108	20,000	$31,358
Chairman of the Board,	2004	350,000	(4)	125,000	(5)	149,165	20,000	27,319
United Fire & Casualty Company, its subsidiaries and affiliate	2003	350,000	(4)	50,000	(5)	149,652	10,000	25,771

Barrie W. Ernst	2005	$205,000	(4)	$6,150	(5)	$60,000	2,500	$12,636
Vice President, Chief Investment Officer,	2004	195,000	(4)	50,700	(5)	28,000	2,000	8,048
United Fire & Casualty Company	2003	185,000		48,100	(6)	—	2,000	7,316

Randy A. Ramlo	2005	$170,000	(4)	$5,100	(5)	$—	5,000	$14,578
Executive Vice President,	2004	129,063	(4)	33,556	(5)	—	4,000	12,902
United Fire & Casualty Company	2003	92,500		24,975	(6)	—	2,000	6,572
President, Addison Insurance Company

Richard B. Swain	2005	$169,500	(4)	$—	(5)	$—	2,500	$10,706
Senior Vice President,	2004	161,500	(4)	38,760	(5)	18,321	2,000	13,784
United Fire & Casualty Company	2003	154,000		47,973	(6)	—	1,000	9,227
Executive Vice President,
American Indemnity Financial Corporation and its subsidiaries

Footnotes to summary compensation table:

(1)	Regulations of the Securities and Exchange Commission require that perquisites and other personal benefits that exceed the lesser of $50,000 or 10 percent of the named executive officer’s annual salary and bonus must be recognized as “other annual compensation.” Scott McIntyre Jr. received perquisites during the last three fiscal years relating to his personal use of the corporate aircraft. Pursuant to these Securities and Exchange Commission regulations, $65,178 is included in Mr. McIntyre’s 2005 compensation, $77,575 is included in his 2004 compensation, and $73,152 is included in his 2003 compensation, all for personal aircraft usage. Mr. McIntyre’s compensation also includes $188,930 for his exercise of vested stock options in 2005, $71,590 for his exercise of vested stock options in 2004, and $76,700 for his exercise of vested stock options for 2003. Mr. McIntyre exercised all of the options at an exercise price less than the fair market value of the underlying stock at the date of exercise. The other annual compensation shown for the other executive officers listed above related entirely to their exercise of vested stock options at a price less than the fair market value of the underlying stock at the date of exercise.

(2)	“All Other Compensation” includes flexible benefit credits received by the named executive officers under the United Fire & Casualty Cafeteria Plan, accrued benefits received by the named executive officers under the United Pension Plan Defined Benefit Plan, and premiums paid by United Fire & Casualty Company for term life insurance on behalf of the named executive officers.

(3)	Also serves as a director of United Fire & Casualty Company. Other than Mr. Rife and Mr. McIntyre, no director of United Fire & Casualty Company received benefits required to be included in this table.

(4)	Recommended by the Compensation Committee and approved by the independent directors in February of each year.

(5)	Recommended by the Compensation Committee and approved by the independent directors for performance during the year shown.

(6)	Determined and earned for each year shown in accordance with the bonus plan for salaried employees based on United Fire & Casualty Company’s performance for that year.
Compensation Committee
Our Compensation Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their exercise of independent judgment. Our Compensation Committee is responsible for recommending to the Board of Directors the salary and bonus of the Chairman, President, and certain other executive officers (including financial officers). In determining salary and bonus recommendations, the Compensation Committee considers factors such as earnings, underwriting ratios, return on equity, growth in shareholder value, and salaries and bonuses paid to comparable executives in the insurance industry and in other similarly sized companies in Iowa.
Scott McIntyre Jr., Chairman, and John A. Rife, President/Chief Executive Officer, do not serve as directors or as members of a compensation committee of another entity (other than our subsidiaries) that also has an executive officer or a director that is a member of United Fire & Casualty Company’s Board of Directors.
Aggregate Option Exercises in 2005 and Year-End Values

			Number of Securities Underlying		Value of Unexercised In-the-Money
	Number of Shares		December 31, 2005		Options at December 31, 2005
Name	Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John A. Rife	12,000	$240,980	—	48,000	$—	$769,410
Scott McIntyre Jr.	10,000	188,930	4,000	48,000	75,080	769,410
Barrie W. Ernst	3,000	60,000	8,200	13,300	186,282	261,468
Randy A. Ramlo	—	—	2,800	10,200	65,004	149,976
Richard B. Swain	—	—	600	4,700	12,682	65,654

Grants in 2005

					Potential Realizable Value At
	Number of Securities	% of Total			Assumed Annual Rates of Stock
	Underlying Options	Options Granted	Exercise Price	Expiration	Appreciation for Option Term
Name	Granted	to Employees	$/Share	Date	5%	10%

John A. Rife	20,000	17%	32.39	February 2015	$407,398	$1,032,426
Scott McIntyre Jr.	20,000	17%	32.39	February 2015	407,398	1,032,426
Barrie W. Ernst	2,500	2%	32.39	February 2015	50,925	129,053
Randy A. Ramlo	5,000	4%	32.39	February 2015	101,849	258,107
Richard B. Swain	2,500	2%	32.39	February 2015	50,925	129,053

Pension Plan Table

	Years of Service
Salary	15	20	25	30	35
$ 125,000	$29,160	$38,880	$48,601	$58,321	$68,041
150,000	35,723	47,630	59,538	71,446	83,353
175,000	42,285	56,380	70,476	84,571	98,666
200,000	48,848	65,130	81,413	97,696	113,978
210,000	51,473	68,630	85,788	102,946	120,103

2005 Pension Benefit Factors:
Covered Compensation:			$48,696
Taxable Wage Base:			90,000
The previous table illustrates the annual defined benefit payable per employee based on United Fire’s retirement benefit formula for the compensation levels and years of service indicated. The levels of compensation utilized reflect the average annual compensation levels earned by our key executives who have been identified in the Summary Compensation Table on the previous page, up to the statutory maximum limit of $210,000.

Average annual compensation is determined by taking an average of the participant’s highest five consecutive calendar years of pensionable earnings they were paid while they were an employee. Bonuses paid to officers are not included in pensionable earnings.
The pension plan provides an annual benefit equal to the sum of 1.25 percent of average annual compensation and 0.5 percent of average annual compensation in excess of covered compensation, multiplied by the lesser of years of service or 35 years.
Covered compensation is the average of the taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) Social Security retirement age. The covered compensation figure shown above is for an individual reaching the Social Security retirement age in 2005.
The credited years of service on December 31, 2005, for the persons named in the Summary Compensation Table are as follows: Mr. McIntyre, 35 years (maximum allowed); Mr. Rife, 29 years; Mr. Ernst, 3 years; Mr. Ramlo, 21 years; and Mr. Swain, 12 years. The annual compensation limit allowed by the Internal Revenue Service in 2005 to calculate average annual earnings for the annual retirement benefit is $210,000. The Internal Revenue Service adjusts this limit each year based on the Consumer Price Index.
Director Compensation
We pay nonemployee directors a fee of $1,000 per meeting attended, plus direct expenses, for attendance at director meetings. When there are committee meetings, a nonemployee director serving on a committee receives an additional $1,000 for each Audit Committee meeting attended and an additional $500 for each Compensation Committee or Nominating and Governance Committee meeting attended. We pay an annual retainer of $10,000 to each nonemployee director with the exception of the vice chairman of the board and the Audit Committee chair, who each receive an annual retainer of $15,000. As of December 31, 2005, we have a nonqualified, nonemployee director stock option and restricted stock plan in effect. We issued no options under this plan during 2005.

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index and the SNL Property & Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 2000, and reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	Security ownership of certain beneficial owners
The following table sets forth information as of February 1, 2006, with respect to ownership of United Fire’s $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

		Amount and Nature of
Name of Beneficial Owner	Address of Beneficial Owner	Beneficial Ownership	Percent of Class
Scott McIntyre Jr. (1)	2222 First Avenue NE, Apt. 1004	5,236,600	22.19%
	Cedar Rapids, Iowa 52402
EARNEST Partners LLC (2)	75 Fourteenth Street, Suite 2300	3,678,034	15.59%
	Atlanta, Georgia 30309
Joseph H. Moss (3)	210 Interstate N. Parkway, Ste. 700	1,347,712	5.71%
	Atlanta, Georgia 30339

(1)	Includes 640 shares owned by Mr. McIntyre individually; 4,968 shares held in an individual retirement account for Mr. McIntyre’s benefit; 2,233,550 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 1,106,568 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 1,066,490 shares owned by the trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 110,180 shares owned by the McIntyre Foundation, for which Mr. McIntyre serves as president and one of four directors; 3,204 shares owned by Mr. McIntyre’s wife; and 18,000 options that are exercisable on or before sixty (60) days from the date of this report.

(2)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 3, 2006.

(3)	Based on Schedule 13-D (Amendment No. 2) filed with the Securities and Exchange Commission on March 24, 2005.
(b) Security ownership of management and principal stockholders
The following table sets forth certain information regarding the beneficial ownership of our $3.33 1/3 par value common stock as of February 1, 2006, with respect to each of our directors, certain of our executive officers and all of our directors and officers, as a group.
As of February 1, 2006, we had 23,597,773 shares of $3.33 1/3 par value common stock outstanding. Except as otherwise indicated, each of the stockholders listed in the following table has sole voting and investment power over the shares beneficially owned.

	Number of $3.33 1/3
	Par Value		Percentage
Name	Common Shares	(1)	of Class
Christopher R. Drahozal	410,026	(2)	1.74%
Barrie W. Ernst	11,754	(3)	*
Jack B. Evans	16,374	(4)	*
Thomas W. Hanley	1,403	(5)	*
Casey D. Mahon	9,084	(6)	*
Scott McIntyre Jr.	5,236,600	(7)	22.19%
George D. Milligan	4,454	(8)	*
Mary K. Quass	3,800	(9)	*
Randy A. Ramlo	6,996	(10)	*
John A. Rife	33,976	(11)	0.14%
Byron G. Riley	5,954	(12)	*
Kyle D. Skogman	6,800	(13)	*
Richard B. Swain	1,700	(14)	*
Frank S. Wilkinson Jr.	3,193	(15)	*
All directors and officers as a group	5,648,224	(16)	23.94%
(includes 47 persons)

*	Represents less than .1 percent

Footnotes

(1)	Except as otherwise indicated, each person named on the previous table has sole voting and investment power with respect to the number of shares indicated. The inclusion herein of any shares as beneficially owned does not constitute admission of beneficial ownership.

(2)	Includes 674 shares owned jointly by Mr. Drahozal and his wife; 176,934 owned individually by Mr. Drahozal’s wife; 69,014 shares held in accounts for the benefit of Mr. Drahozal’s minor children; 50,624 shares owned by a trust for which Mr. Drahozal’s wife is one of two trustees; 110,180 shares owned by the McIntyre Foundation, for which Mr. Drahozal’s wife serves as one of four directors; and 2,600 stock options that are exercisable by Mr. Drazohal on or before sixty (60) days from the date of this report. Mr. Drahozal is Mr. McIntyre’s son-in-law.

(3)	Includes 2,090 shares owned in a 401(k) account for Mr. Ernst’s benefit; 164 shares held for the benefit of Mr. Ernst’s daughter; and 9,500 stock options that are exercisable by Mr. Ernst on or before sixty (60) days from the date of this report.

(4)	Includes 200 shares owned individually by Mr. Evans; 11,750 shares owned in an IRA account for Mr. Evans’ benefit; 2,024 shares owned in an IRA account for the benefit of Mr. Evans’ wife; and 2,400 stock options that are exercisable by Mr. Evans on or before sixty (60) days from the date of this report.

(5)	Includes 203 shares owned individually by Mr. Hanley and 1,200 stock options that are exercisable by Mr. Hanley on or before sixty (60) days from the date of this report.

(6)	Includes 6,884 shares owned individually by Ms. Mahon; 1,000 shares owned in an IRA account for Ms. Mahon’s benefit; and 1,200 stock options that are exercisable by Ms. Mahon on or before sixty (60) days from the date of this report.

(7)	Includes 640 shares owned by Mr. McIntyre individually; 4,968 shares held in an IRA for Mr. McIntyre’s benefit; 2,233,550 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 1,106,568 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 1,066,490 shares owned by a trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 110,180 shares owned by the McIntyre Foundation, for which Mr. McIntyre serves as President and one of four directors; 3,204 shares owned by Mr. McIntyre’s wife; and 18,000 options that are exercisable on or before sixty (60) days from the date of this report.

(8)	Includes 2,054 shares owned by Mr. Milligan individually and 2,400 options that are exercisable by Mr. Milligan on or before sixty (60) days from the date of this report.

(9)	Includes 1,200 shares owned by Ms. Quass individually and 2,600 options that are exercisable by Ms. Quass on or before sixty (60) days from the date of this report.

(10)	Includes 1,596 shares owned by Mr. Ramlo individually and 5,400 options that are exercisable by Mr. Ramlo on or before sixty (60) days from the date of this report.

(11)	Includes 19,231 shares owned jointly by Mr. Rife and his wife; 745 shares owned by Mr. Rife’s wife; and 14,000 options that are exercisable by Mr. Rife on or before sixty (60) days from the date of this report.

(12)	Includes 2,312 shares owned in a trust for Mr. Riley’s benefit; 1,242 shares held in a 401(k) account for Mr. Riley’s benefit; and 2,400 options that are exercisable by Mr. Riley on or before sixty (60) days from the date of this report.

(13)	Includes 470 shares owned by Mr. Skogman individually; 5,130 shares owned jointly by Mr. Skogman and his wife; and 1,200 options that are exercisable by Mr. Skogman on or before sixty (60) days from the date of this report.

(14)	Represents 1,700 options that are exercisable by Mr. Swain on or before sixty (60) days from the date of this report.

(15)	Includes 1,393 shares owned by Mr. Wilkinson individually and 1,800 options that are exercisable by Mr. Wilkinson on or before sixty (60) days from the date of this report.

(16)	Because the 110,180 shares owned by the McIntyre Foundation are attributed to both Mr. McIntyre’s and Mr. Drahozal’s beneficial ownership total, we have deducted 110,180 shares from the total number of shares owned by all officers and directors to eliminate double counting.

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
We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock. The Board has the authority to determine which directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock, other than those terms and conditions set forth in the plan, and the number of shares of Common Stock to be issued pursuant to an option agreement or restricted stock agreement. The Board may also take any action it deems necessary and appropriate for the administration of the plan.
Options outstanding and options available for future grant under our equity compensation plans at December 31, 2005, are displayed on the table below:

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of options	Weighted-average	for future issuance
	outstanding	exercise price	under plan

Equity Compensation Plans Approved by Shareholders:
Nonqualified Nonemployee Director Stock Option Plan	—	—	150,000

Equity Compensation Plans Not Approved by Shareholders:
Nonqualified Employee Stock Option Plan	352,280	$23.76	537,958

Total	352,280	$23.76	687,958

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Byron G. Riley, a director, is a member of the law firm of Bradley & Riley PC, Cedar Rapids, Iowa, which provided legal services to us during 2005, for which we paid fees totaling $256,936. Bradley & Riley PC will continue to provide legal services to us in 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee reviews and approves audit and permissible nonaudit services performed by Ernst & Young LLP, as well as the fees charged by Ernst & Young LLP for such services. In its review of nonaudit service fees and its appointment of Ernst & Young LLP as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence. The Audit Committee preapproved all of the services provided and fees charged by Ernst & Young LLP in 2005.
The following is a summary of the fees billed to United Fire by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2005, and December 31, 2004:

Fee Category	2005	2004

Audit Fees (1)	$876,400	$809,000
Audit-Related Fees (2)	31,700	34,540
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total Fees	$908,100	$843,540

(1)	Audit Fees. Audit Fees consist of fees billed for professional services rendered for the audit of United Fire & Casualty Company’s consolidated financial statements and internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or engagements. The 2004 fees reported are all the fees billed to us by Ernst & Young LLP for the 2004 audit. The 2005 fees reported are all the fees billed, or expected to be billed, to us by Ernst & Young LLP for the 2005 audit.

(2)	Audit-Related Fees. Audit-Related Fees reported for 2005 and 2004 include fees billed for professional services rendered for the audit of United Fire’s employee benefit plans, including the United Fire Group 401(k) Plan and the United Pension Plan.

(3)	Tax Fees. There were no tax fees paid to Ernst & Young LLP for professional services rendered for tax compliance, tax advice or tax planning during 2005 or 2004.

(4)	All Other Fees. There were no other fees paid to Ernst & Young LLP for professional services rendered during 2005 or 2004.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
(a) 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2005 and 2004	41
	Consolidated Statements of Income for the three years ended December 31, 2005	42
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2005	43
	Consolidated Statements of Cash Flows for the three years ended December 31, 2005	44
	Notes to Consolidated Financial Statements	45

2.	Financial Statement Schedules required to be filed by Item 8 of this Form:
	Schedule III: Supplementary Insurance Information	84
	Schedule IV: Reinsurance Schedule	85
	Schedule V: Valuation and Qualifying Accounts	86
	Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	87
	All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.

3.	Exhibits 3.1	Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

	3.2	First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on May 3, 2002, SEC File Number 333-83446)

	3.3	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form S-8 Registration Statement, filed with the Commission on December 19, 1997

	10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998

	10.2	United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997

	10.3	United-Lafayette 401(k) Profit-Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2003

	10.4	United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on November 23, 2005.

	12	Statement regarding computation of ratios of earnings to fixed charges

	21	Subsidiaries of the registrant

	23	Consent of Ernst & Young LLP, independent registered public accounting firm

	31.1	Certification of John A. Rife, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Kent G. Baker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Policy
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred	Other	Interest on
	Policy	Claims		Earned		Losses and	Policy	Under-	Policy-
	Acquisition	and Loss	Unearned	Premium	Investment	Settlement	Acquisition	writing	holders’	Premiums
(Dollars in Thousands)	Costs	Expenses	Premiums	Revenue	Income, Net	Expenses	Costs	Expenses	Accounts	Written

Year Ended December 31, 2005

Property and casualty	$52,798	$620,100	$217,265	$456,147	$34,742	$375,858	$106,348	$25,536	$—	$453,683
Life, accident and health (1)	67,071	1,285,635	5,002	39,369	84,105	34,036	9,125	7,419	54,727	33,944

Total	$119,869	$1,905,735	$222,267	$495,516	$118,847	$409,894	$115,473	$32,955	$54,727	$487,627

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

Year Ended December 31, 2004
Property and casualty	$47,344	$464,889	$219,835	$456,888	$29,018	$256,242	$98,579	$34,767	$—	$461,988
Life, accident and health (1)	41,879	1,255,708	10,429	35,403	82,456	28,765	12,384	6,193	56,386	29,111

Total	$89,223	$1,720,597	$230,264	$492,291	$111,474	$285,007	$110,963	$40,960	$56,386	$491,099

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

Year Ended December 31, 2003
Property and casualty	$44,978	$427,047	$215,219	$434,966	$27,431	$271,609	$87,320	$39,406	$—	$450,483
Life, accident and health (1)	41,254	1,210,822	16,720	29,629	81,109	24,427	8,453	5,713	56,459	30,100

Total	$86,232	$1,637,869	$231,939	$464,595	$108,540	$296,036	$95,773	$45,119	$56,459	$480,583

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

SCHEDULE IV. REINSURANCE

					Percentage of
		Ceded to Other	Assumed From		Amount Assumed to
(Dollars in Thousands)	Gross Amount	Companies	Other Companies	Net Amount	Net Earned

Year Ended December 31, 2005
Life insurance in force	$4,230,028	$546,135	$8,992	$3,692,885
Premiums earned:
Property and casualty insurance	$477,332	$36,180	$14,995	$456,147	3.29%
Life, accident and health insurance	40,615	1,473	227	39,369	0.58%

Total	$517,947	$37,653	$15,222	$495,516	3.07%

Year Ended December 31, 2004
Life insurance in force	$4,172,288	$479,409	$17,010	$3,709,889
Premiums earned:
Property and casualty insurance	$474,094	$28,674	$11,468	$456,888	2.51%
Life, accident and health insurance	36,322	1,355	436	35,403	1.23%

Total	$510,416	$30,029	$11,904	$492,291	2.42%

Year Ended December 31, 2003
Life insurance in force	$4,207,177	$445,985	$18,691	$3,780,153
Premiums earned:
Property and casualty insurance	$456,433	$34,289	$12,822	$434,966	2.95%
Life, accident and health insurance	30,660	1,340	309	29,629	1.04%

Total	$487,093	$35,629	$13,131	$464,595	2.83%

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)	Balance at	Charged to
	beginning	costs and		Balance at end
Description	of period	expenses	Deductions	of period

Allowance for bad debts
Year ended December 31, 2005	$572	$170	$—	$742
Year ended December 31, 2004 (1)	598	—	26	572
Year ended December 31, 2003 (1)	757	—	159	598

Deferred tax asset valuation allowance (2)
Year ended December 31, 2005	$7,844	$—	$554	$7,290
Year ended December 31, 2004	7,838	553	547	7,844
Year ended December 31, 2003	8,386	—	548	7,838

(1)	Reversal of allowance due to subsequent collections.

(2)	Recorded primarily in connection with the purchase of American Indemnity Financial Corporation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars In Thousands)
Affiliation with
Registrant:United
Fire and		Reserves for
consolidated		Unpaid Claims								Paid Claims and
property	Deferred Policy	and Claim			Net Realized		Claims and Claim Adjustment		Amortization of	Claim
and casualty	Acquisition	Adjustment	Unearned	Earned	Investment	Net Investment	Expenses Incurred Related to:		Deferred Policy	Adjustment	Premiums
subsidiaries	Costs	Expenses	Premiums	Premiums	Gains	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written

2005	$52,798	$620,100	$217,265	$456,147	$2,012	$34,742	$453,341	$(77,484)	$106,348	$252,174	$453,683

2004	$47,344	$464,889	$219,835	$456,888	$2,119	$29,018	$294,831	$(38,589)	$98,579	$219,702	$461,988

2003	$44,978	$427,047	$215,219	$434,966	$1,283	$27,431	$283,910	$(12,301)	$87,320	$228,758	$450,483

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE & CASUALTY COMPANY

By	/s/ John A. Rife
John A. Rife, President, Chief Executive Officer and Director

Date	02/17/06

By	/s/ Kent G. Baker
Kent G. Baker, Vice President and Chief Financial Officer

Date	02/17/06
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Scott McIntyre Jr.	By	/s/ Kyle D. Skogman

	Scott McIntyre Jr., Chairman and Director		Kyle D. Skogman, Director

Date	02/17/06	Date	02/17/06

By	/s/ Mary K. Quass	By	/s/ Jack B. Evans

	Mary K. Quass, Director		Jack B. Evans, Vice Chairman and Director

Date	02/17/06	Date	02/17/06

By	/s/ Byron G. Riley	By:	/s/ Thomas W. Hanley

	Byron G. Riley, Director		Thomas W. Hanley

Date	02/17/06	Date	02/17/06

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2005, and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the act.