Form 10-Q
period 2006-03-31
UNITED FIRE & CASUALTY CO
filed 2006-05-02
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY

(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue, S.E., Cedar Rapids, Iowa 52407

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (319) 399-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	[ ]	NO	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).

YES	[ ]	NO	[ X ]

As of April 28, 2006, 23,603,553 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

INDEX

Page No. Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	2

Consolidated Statements of Income (unaudited) for the three-month periods ended
March 31, 2006 and 2005	3

Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended
March 31, 2006 and 2005	4

Notes to Unaudited Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18
Part II. Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 6. Exhibits	27

Signatures	28

Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data and Number of Shares)	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $66,913 in 2006 and $75,222 in 2005)	$64,999	$72,765
Available-for-sale, at fair value (amortized cost $1,708,592 in 2006 and $1,739,483 in 2005)	1,717,133	1,777,111
Equity securities, at fair value (cost $51,514 in 2006 and $49,839 in 2005)	162,099	158,522
Trading securities, at fair value (amortized cost $8,581 in 2006 and $4,898 in 2005)	9,107	4,881
Mortgage loans	23,188	23,637
Policy loans	8,043	8,193
Other long-term investments	11,673	11,036
Short-term investments	59,834	35,485
	$2,056,076	$2,091,630

Cash and Cash Equivalents	$192,764	$162,791
Accrued Investment Income	29,386	30,232
Premiums Receivable	123,448	115,655
Deferred Policy Acquisition Costs	134,238	119,869
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $26,471 in 2006 and $25,722 in 2005)	10,954	11,150
Reinsurance Receivables and Recoverables	65,420	126,161
Prepaid Reinsurance Premiums	3,288	3,015
Income Taxes Receivable	11,346	40,689
Other Assets	21,623	20,732
TOTAL ASSETS	$2,648,543	$2,721,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$564,021	$620,100
Life insurance	1,277,024	1,285,635
Unearned premiums	230,701	222,267
Accrued expenses and other liabilities	41,319	57,558
Deferred income taxes	33,138	36,152
TOTAL LIABILITIES	$2,146,203	$2,221,712
Stockholders' Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 23,602,853 shares issued and outstanding in 2006 and 23,597,773 shares issued and outstanding in 2005	$78,673	$78,658
Additional paid-in capital	66,602	66,242
Retained earnings	279,491	268,872
Accumulated other comprehensive income, net of tax	77,574	86,440
TOTAL STOCKHOLDERS' EQUITY	$502,340	$500,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,648,543	$2,721,924

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Data and Number of Shares)	Three months ended March 31,
	2006	2005

Revenues
Net premiums earned	$120,623	$122,696
Investment income, net of investment expenses	29,176	28,761
Realized investment gains	4,124	1,828
Other income	219	92
	$154,142	$153,377

Benefits, Losses and Expenses
Losses and loss settlement expenses	$81,882	$49,828
Increase in liability for future policy benefits	4,934	3,919
Amortization of deferred policy acquisition costs	30,280	27,507
Other underwriting expenses	7,428	10,679
Interest on policyholders' accounts	12,881	14,085
	$137,405	$106,018
Income before income taxes	$16,737	$47,359
Federal income tax expense	3,286	14,759
Net income	$13,451	$32,600
Less preferred stock dividends and accretions	—	1,357
Earnings available to common shareholders	$13,451	$31,243
Weighted average common shares outstanding	23,598,841	20,156,708
Basic earnings per common share	$0.57	$1.55
Diluted earnings per common share	$0.57	$1.38
Cash dividends declared per common share	$0.12	$0.12

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Three months ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$13,451	$32,600
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium accretion	$871	$226
Depreciation and amortization	950	913
Realized investment gains	(4,124)	(1,828)
Net cash flows from trading investments	(4,345)	(1,425)
Deferred income tax expense	2,854	260
Changes in:
Accrued investment income	846	(668)
Premiums receivable	(7,793)	(2,870)
Deferred policy acquisition costs	(714)	87
Reinsurance receivables	60,741	(2,609)
Prepaid reinsurance premiums	(273)	25
Income taxes receivable/payable	29,343	13,047
Other assets	(891)	(2,288)
Future policy benefits and losses, claims and loss settlement expenses	(45,752)	840
Unearned premiums	8,434	1,234
Accrued expenses and other liabilities	(16,239)	(5,936)
Deferred income taxes	(1,094)	(549)
Other, net	292	353
Total adjustments	$23,106	$(1,188)
Net cash provided by operating activities	$36,557	$31,412
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$754	$—
Proceeds from call and maturity of held-to-maturity investments	7,827	3,816
Proceeds from call and maturity of available-for-sale investments	70,957	71,081
Proceeds from short-term and other investments	12,153	9,061
Purchase of available-for-sale investments	(39,063)	(187,412)
Purchase of short-term and other investments	(36,810)	(6,457)
Net purchases and sales of property and equipment	(741)	(234)
Net cash provided by (used in) investing activities	$15,077	$(110,145)
Cash Flows From Financing Activities
Policyholders' account balances:
Deposits to investment and universal life contracts	$38,583	$33,170
Withdrawals from investment and universal life contracts	(57,521)	(24,663)
Issuance of common stock pursuant to stock option exercises	109	254
Payment of cash dividends	(2,832)	(3,517)
Net cash (used in) provided by financing activities	$(21,661)	$5,244
Net Change in Cash and Cash Equivalents	$29,973	$(73,489)
Cash and Cash Equivalents at Beginning of Period	162,791	305,575
Cash and Cash Equivalents at End of Period	$192,764	$232,086

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. The review report of Ernst & Young LLP as of and for the three-month period ending March 31, 2006 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

In the aftermath of Hurricane Katrina, our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company and many other insurers in the Louisiana market have been named defendants in litigation commenced by policyholders seeking class certification alleging various improprieties in the claims settlement process. This litigation is in the very early stages and we can not at this time make a determination that the litigation is or will be material, but we believe the claims have been handled consistent with the policy language and the applicable law. However, this litigation and the number of potential members of any class certified could potentially create a material obligation for Lafayette Insurance Company, although we do not consider it to be material at this time.

In addition, we are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made no payments for income taxes for the three-month period ended March 31, 2006, compared to $2.0 million for the three-month period ended March 31, 2005. In the first quarter of 2006, we received a tax refund of $27.8 million due to an overpayment of prior year tax and a capital loss carryback. We made no significant payments of interest for the three-month periods ended March 31, 2006 and 2005, other than interest credited to policyholders’ accounts.

In the first quarter of 2006, our effective federal income tax rate was 19.6 percent, compared to 31.2 percent for the first quarter of 2005. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, nontaxable dividend income and the reduction of a valuation allowance on our deferred tax assets.

Note 2. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors. Through March 31, 2006, we have granted options for 589,042 shares of United Fire common stock pursuant to this plan, 109,142 of which have been exercised.

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock. The Board has the authority to determine which directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock, other than those terms and conditions set forth in the plan, and the number of shares of Common Stock to be issued pursuant to an option agreement or restricted stock agreement. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Through March 31, 2006, we have not granted options pursuant to this plan.

Pursuant to our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, we now recognize stock-based compensation expense on options granted under our stock option plans. As allowed by SFAS 123(R), we have utilized the Black-Scholes option pricing method to establish the fair value of options granted under our stock option plans. Our determination of fair value of stock-based payment awards on the date of grant using this option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected volatility in our stock price and expected dividends to be paid over the term of the awards, the risk-free interest rate, and actual and projected employee stock option exercise activity. Any changes in these assumptions may materially affect the estimated fair value of the equity-based award. We recognize the fair value of the stock option awards as stock-based compensation expense ratably over the vesting period of the awards. We utilized the modified-prospective method prescribed by SFAS 123(R) in transitioning to this new accounting treatment for stock-based compensation expense. This method requires that stock-based compensation expense be recorded for all stock options granted subsequent to January 1, 2006 and all unvested stock options that exist upon the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we presented the tax benefit of stock option exercises as an operating cash flow.  Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.  This change in presentation did not have a material impact on the amounts reported in the accompanying statement of cash flows for the three-months ended March 31, 2006.

For the three months ended March 31, 2006, we recognized stock-based compensation expense under SFAS 123(R) of $.3 million, which resulted in a $.01 decrease in our basic and diluted earnings per share. The Consolidated Financial Statements do not include any stock-based compensation expense related to employee stock options and non-employee director stock options under SFAS 123(R) for the three months ended March 31, 2005. Pro forma net income was $32.5 million for the three months ended March 31, 2005, inclusive of $.1 million in pro forma stock-based compensation expense (net of the related tax effects). Prior to January 1, 2006, the reporting of pro forma stock-based compensation was limited to disclosure in the notes to the Consolidated Financial Statements. As of March 31, 2006, we have approximately $4.1 million in stock-based compensation that has yet to be recognized through our results of operations pursuant to SFAS 123(R). This compensation will be realized through our financial results as the underlying stock options vest.

Note 3. Employee Benefit Plans

Among the employee benefit plans we offer, the two most significant plans are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

All of our employees are eligible to participate in the noncontributory defined benefit pension plan after they have completed one year of service, attained 21 years of age and met the hourly service requirements with the Company. Under our pension plan, retirement benefits are a function of the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations.

All of our eligible employees and retirees are able to participate in our health and dental benefit plan. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit Plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the claims administrator within 365 days after the end of the calendar year in which the charges were incurred. The plan’s benefit obligation relates primarily to our postretirement benefit program.

Net periodic pension cost totaled $.6 million for both the first quarter of 2006 and the first quarter of 2005. Net periodic postretirement benefit cost totaled $.3 million for the first quarter of 2006, compared to $.4 million in the first quarter of 2005. We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 that we expected to contribute $4.0 million to our pension plan in 2006. In the first three months of 2006, we contributed $.9 million to the pension plan. We do not anticipate that the total contribution for 2006 will vary significantly from the expected contribution.

Note 4. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations. Our management evaluates the two segments both on the basis of statutory accounting practices prescribed by our states of domicile and on the basis of GAAP. We analyze results based on profitability (i.e. loss ratios), expenses, and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2005.

The following analysis has been reconciled to amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)
(Unaudited)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2006
Net premiums earned	$111,254	$9,430	$120,684
Investment income, net of investment expenses	8,674	20,496	29,170
Realized investment gains	2,270	1,855	4,125
Other income	—	219	219
Revenues	$122,198	$32,000	$154,198
Inter-segment Eliminations	(34)	(22)	(56)
Total Revenues	$122,164	$31,978	$154,142
Net Income	$10,301	$3,150	$13,451
Assets	$1,138,360	$1,510,183	$2,648,543

Three Months Ended March 31, 2005
Net premiums earned	$113,455	$9,301	$122,756
Investment income, net of investment expenses	8,073	20,646	28,719
Realized investment gains	1,548	280	1,828
Other income	—	92	92
Revenues	$123,076	$30,319	$153,395
Inter-segment Eliminations	(33)	15	(18)
Total Revenues	$123,043	$30,334	$153,377
Net Income	$31,008	$1,592	$32,600
Assets	$1,084,326	$1,508,478	$2,592,804

Note 5. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $4.6 million and $16.8 million for the three months ended March 31, 2006 and 2005, respectively.

Note 6. Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing earnings available to common stockholders (net income or loss less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and our convertible preferred stock, as applicable. During 2005, we redeemed all shares of preferred stock that were not previously converted into shares of common stock. We therefore had no shares of preferred stock outstanding during the first quarter of 2006.

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

The components of basic and diluted earnings per share are displayed in the following table.

(In Thousands Except Per Share Data) - Unaudited	Three Months Ended March 31,
	2006	2005
Earnings available to common shareholders	$13,451	$31,243
Weighted-average common shares outstanding	23,599	20,157
Basic earnings per share	$0.57	$1.55

(In Thousands Except Per Share Data) - Unaudited	Three Months Ended March 31,
	2006	2005
Net income	$13,451	$32,600
Preferred dividends and accretions	—	(1,357)
Total earnings available to common shareholders	$13,451	$31,243
Weighted-average common shares outstanding	23,599	20,157
Potentially dilutive common shares - convertible preferred stock	—	3,407
Potentially dilutive common shares - stock options	90	20
Weighted-average common and potential shares outstanding	23,689	23,584
Diluted earnings per share	$0.57	$1.38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2006, and the related consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois

May 1, 2006

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and loss settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred policy acquisition cost asset, and the valuation of pension and post-retirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2005.

OVERVIEW AND OUTLOOK

Our Business

We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums and more than three-fourths of our life insurance premiums are written in five states. Within our property and casualty insurance segment, our primary focus is on our core commercial lines business. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

Summary Information

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

Financial Overview

Our financial results reported during the first quarter of 2006 deteriorated significantly from our financial results reported during the first quarter of 2005. This deterioration is attributable to adverse development during the first quarter of 2006 in our loss and loss settlement expense reserves related to Hurricane Katrina. The financial impact of Hurricane Katrina on our first quarter financial results is discussed below.

As of December 31, 2005, we had recorded $178.2 million in net losses and loss settlement expenses related to Hurricane Katrina. This amount was based upon the best information available to us at the time, and was what we believed to be an adequate estimate of the ultimate impact of this storm on our financial results. However, during the first quarter of 2006, we continued to experience adverse development on our loss and loss settlement expense reserves recorded for Hurricane Katrina claims. Contributing extensively to this adverse development was the abnormally severe impact of increased demand for building materials and labor on construction costs within the hurricane affected region. We had anticipated a significant level of demand surge when initially establishing our reserves related to Hurricane Katrina. However, the extreme nature of this storm has produced levels of demand surge well in excess of the levels considered in our initial loss reserving process. Another factor which contributed significantly to the adverse development was the impact of considerable delays in the reconstruction of damaged properties within the hurricane affected region, resulting in increased incurred losses relating to our business interruption claims. Additional Hurricane Katrina claims reported to us since year end have also had a negative impact on our loss development from this storm during the quarter. The adverse development of our losses and loss settlement expenses related to Hurricane Katrina resulted in a substantial increase in the catastrophe losses incurred in the first quarter of 2006, as compared to the first quarter of 2005. The following table details the impact that catastrophes had on our underwriting results for the first quarter of 2006.

Catastrophe Losses – Three Months Ending March 31, 2006 (Unaudited)
(Dollars in Thousands Except Per Share Data) Catastrophe (1)	Losses and Loss Settlement Expenses, Net of Reinsurance	After-Tax Earnings Per Share Impact	Combined Ratio Impact

Hurricane Katrina	$31,264	(0.86)	28.1%
Hurricane Rita	308	(0.01)	0.3%
Other	5,784	(0.16)	5.2%
Total	$37,356	(1.03)	33.6%

(1) The Insurance Services Office, a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. Please see "Statutory and other financial measures" on page 17.

Because we had exhausted our reinsurance coverage available for Hurricane Katrina during 2005, the additional development of losses and loss settlement expenses from this storm during the first quarter of 2006 was not eligible for reinsurance recovery. Our future financial results could be materially impacted if it becomes necessary to further revise the assumptions we have utilized in establishing reserves related to Hurricane Katrina.

During the first quarter of 2006, we have received approximately $67.0 million in reinsurance recoveries in response to Hurricanes Katrina and Rita. At March 31, 2006, we have $0.4 million in remaining reinsurance recoverable balances related to Hurricane Katrina, compared to reinsurance recoverable balances of $6.8 million related to Hurricane Rita. For 2006, our catastrophe reinsurance program provides coverage on 95 percent of $150.0 million in catastrophic policy losses in excess of our $15.0 million retention. We are currently negotiating to increase the limit of our catastrophe reinsurance coverage from $165.0 million to $185.0 million; while maintaining the $15.0 million retention. This additional $20.0 million in catastrophe reinsurance coverage would only apply to specific named perils.

During the first quarter of 2006, we achieved approximately a 5.0 percent increase in direct property and casualty premiums written as compared to the first quarter of 2005. This increase is primarily attributable to the increased level of business being generated in our Midwestern states. The favorable impact of this increased level of business on our net property and casualty premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. In aggregate, our premium rates decreased by 4.0 to 5.0 percent during the first quarter.

Our life insurance segment continues to produce consistent financial results, which is a counterbalance to the volatility of the property and casualty insurance segment. The life insurance segment experienced increases in both life premiums and annuity deposits in the first quarter; however, our annuity deposits were exceeded by annuity surrenders and withdrawals. Unfortunately, we expect the flat yield curve, which occurs when short-term interest rates are comparable to long-term interest rates, to further hinder our ability to attract and retain annuity business in 2006.

RESULTS OF OPERATIONS

Unaudited Consolidated Financial Highlights

	Three Months Ended March 31,
Unaudited Financial Results (Dollars in Thousands Except Per Share Data)	2006	2005
Total revenues	$154,142	$153,377
Net income	$13,451	$32,600
Book value per common share	$21.28	$23.07
Basic earnings per common share	$0.57	$1.55
Diluted earnings per common share	$0.57	$1.38

First quarter 2006 net income totaled $13.5 million, or $0.57 per share. Net income for the first quarter of 2005 was $32.6 million, or $1.55 per share. First quarter diluted earnings were $0.57 per share and $1.38 per share for 2006 and 2005, respectively. The deterioration in our quarterly results is attributable to adverse development during the first quarter of 2006 in our loss and loss settlement expense reserves related to Hurricane Katrina.

Total revenues were $154.1 million in the first quarter of 2006, an increase of 0.5 percent, from $153.4 million in the first quarter of 2005. Net premiums earned decreased 1.7 percent to $120.6 million in the first quarter of 2006, compared to $122.7 million in the first quarter of 2005. Net realized investment gains increased 125.6 percent to $4.1 million in the first quarter of 2006, compared to $1.8 million in the first quarter of 2005. Investment income increased 1.4 percent to $29.2 million in the first quarter of 2006, compared to $28.8 million in the first quarter of 2005.

Unaudited Property and Casualty Insurance Segment Results

Property & Casualty Insurance Unaudited Financial Results:	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005
Net premiums written	$120,394	$116,430
Net premiums earned	111,254	113,455
Losses and loss settlement expenses	(76,963)	(44,876)
Amortization of deferred policy acquisition costs	(27,825)	(24,430)
Other underwriting expenses	(5,497)	(8,826)
Underwriting income	969	35,323

Investment income, net	8,641	8,040
Realized investment gains	2,269	1,548
Income before income taxes	$11,879	$44,911

GAAP Ratios:
Net loss ratio	69.2%	39.6%
Expense ratio	30.0%	29.3%
Combined ratio	99.2%	68.9%
-Impact of catastrophes	33.6%	0.4%

In the first quarter of 2006, our property and casualty insurance segment’s pre-tax income was $11.9 million, compared to $44.9 million in the first quarter of 2005. This deterioration is attributable to the adverse development experienced on our loss and loss settlement expense reserves related to Hurricane Katrina.

Net premiums written in the first quarter of 2006 were $120.4 million, compared to $116.4 million in the first quarter of 2005. The increase in net premiums written is primarily attributable to the increased level of business being generated in our Midwestern states. The favorable impact of this increased level of business on our net premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. In aggregate, our premium rates decreased by 4.0 to 5.0 percent during the first quarter of 2006. Net premiums earned in the first quarter of 2006 were $111.3 million, compared to $113.5 million in the first quarter of 2005. The decrease in net premiums earned is attributable to the adverse impact on our premium rates of the increased level of competition experienced recently in the property and casualty insurance industry.

Losses and loss settlement expenses increased to $77.0 million in the first quarter of 2006 from $44.9 million in the first quarter of 2005. Without the severe impact of Hurricane Katrina loss development, our quarterly loss experience was very comparable to that experienced during the first quarter of 2005. The strong non-catastrophe results we achieved during the first quarter were attributable to the continuation of the very low levels of non-catastrophe claims frequency we have experienced.

Pre-tax catastrophe losses, net of reinsurance, of $37.4 million for the first quarter of 2006 added 33.6 points to our combined ratio, resulting in a reduction in after-tax earnings of $1.03 per share. The catastrophe costs incurred during the first quarter of 2006 not related to loss development from Hurricanes Katrina and Rita were generated primarily by a series of severe storms striking Missouri from March 11 through March 13 of this year. As of March 31, 2006, we had recorded $4.5 million in net losses incurred in response to these storms. Comparatively, pre-tax catastrophe losses, net of reinsurance, of $.4 million for the first quarter of 2005 added .4 points to the first quarter 2005 combined ratio, resulting in a reduction in after-tax earnings of $.01 per share.

The 2006 storm season has already begun in the Midwest, as evidenced by the series of tornadoes which hit Missouri in mid-March. Since quarter end, our company was also impacted by an early spring storm which struck eastern Iowa. We estimate that these storms will result in approximately $5.0 million to $6.0 million in catastrophe losses to our company in the remainder of 2006.

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the losses and loss settlement expense ratios (collectively referred to as the “net loss ratio”), the underwriting expense ratio (the “expense ratio”) and the combined ratio. The ratios used in this discussion have been prepared on the basis of GAAP. The calculation of these ratios is discussed further in the Statutory and other financial measures section of this discussion.

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. Generally, a combined ratio below 100 percent indicates a profitable book of business. Our combined ratio for the first quarter of 2006 was 99.2 percent, compared to 68.9 percent for the first quarter of 2005. We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. The table below details our commercial and personal lines loss ratios.

Three-month periods ended March 31,		2006			2005
	Premiums Earned	Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Premiums Earned	Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial Lines:
Fire and allied lines	$29,978	$38,461	128.3%	$32,460	$13,045	40.2%
Other liability	30,465	6,871	22.6	29,356	8,542	29.1
Automobile	22,911	9,646	42.1	23,095	10,466	45.3
Workers’ compensation	9,775	7,192	73.6	9,431	4,305	45.6
Fidelity and surety	5,954	(2,458)	N/A	5,990	3,179	53.1
Miscellaneous	208	15	7.2	195	163	83.6
Total commercial lines	$99,291	$59,727	60.2%	$100,527	$39,700	39.5%
Personal lines:
Automobile	$4,379	$1,955	44.6%	$5,464	$2,354	43.1%
Fire and allied lines	5,122	10,340	201.9%	5,511	1,635	29.7
Miscellaneous	83	163	N/A	97	159	N/A
Total personal lines	$9,584	$12,458	130.0%	$11,072	$4,148	37.5%
Reinsurance assumed	$2,379	$4,778	200.8%	$1,856	$1,028	55.4%
Total	$111,254	$76,963	69.2%	$113,455	$44,876	39.6%

The expense ratio was 30.0 percent for the first quarter of 2006, compared to 29.3 percent in the first quarter of 2005.

Unaudited Life Insurance Segment Results

Life Insurance Unaudited Financial Results:	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005
Revenues
Net premiums written	$8,389	$7,526
Net premiums earned	$9,369	$9,241
Investment income, net	20,535	20,721
Realized investment gains	1,855	280
Other income	219	92
Total Revenues	$31,978	$30,334
Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,919	$4,952
Increase in liability for future policy benefits	4,934	3,919
Amortization of deferred policy acquisition costs	2,455	3,077
Other underwriting expenses	1,931	1,853
Interest on policyholders' accounts	12,881	14,085
Total Benefits, Losses and Expenses	$27,120	$27,886
Income before income taxes	$4,858	$2,448

In the first quarter of 2006, our life insurance segment recorded income before income tax of $4.9 million, compared to $2.5 million for the first quarter of 2005. This improvement in the segment’s first quarter results was attributable to several factors. Total revenues improved primarily as the result of a $1.6 million increase in realized investment gains. This increase was attributable mainly to the call of one of our fixed maturity securities at a price in excess of our carrying value for the security. The improvement in the life insurance segment’s revenues was accompanied by a decrease in its total benefits, losses and expenses, resulting primarily from a $1.2 million decrease in interest on policyholders’ accounts. This decline was the result of a larger than normal withdrawal of annuity funds experienced during the first quarter. This increased level of annuity withdrawals is discussed on the following page. Somewhat offsetting this improvement in the segment’s total benefits, losses and expenses was a $1.0 million increase in the provision for liability for future policyholder benefits, which was attributable to an increase in our single premium whole life business.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to U.S. GAAP, we do not report annuity deposits as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the first quarter of 2006, annuity deposits were $22.3 million, compared to $15.8 million in the first quarter of 2005. These deposits were more than offset by annuity surrenders and withdrawals of $39.8 million in the first quarter of 2006, compared to $18.4 million in the first quarter of 2005. The increase in surrenders and withdrawals is primarily attributable to our annuitants seeking alternative investment opportunities to a greater extent in 2006 than in 2005.

Investment Results

We recorded net investment income (before tax) of $29.2 million for the three-month period ended March 31, 2006, compared to $28.8 million for the three-month period ended March 31, 2005. Our invested assets decreased from $2.09 billion at December 31, 2005 to $2.06 billion at March 31, 2006.

Net realized investment gains (before tax) for the three-month period ended March 31, 2006 totaled $4.1 million, compared to $1.8 million of net realized investment gains (before tax) for the three-month period ended March 31, 2005. During the first three months of 2006 we recorded no investment write-downs, compared to $.8 million in the first three months of 2005.

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

Net cash provided by our operating activities was $36.6 million for the three months ended March 31, 2006, compared to $31.4 million for the three months ended March 31, 2005. The increase in cash provided by operating activities was primarily attributable to the tax refund received in the first quarter of 2006 and the reinsurance recoveries received during the quarter related to Hurricanes Katrina and Rita. These increases were somewhat offset by the significant claim payments made during the quarter in response to Hurricanes Katrina and Rita.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $91.7 million through March 31, 2006 and $84.0 million through March 31, 2005. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims, and claim adjusting expenses.

Cash used in financing activities was $21.7 million through the first three months of 2006, compared to cash provided by financing activities of $5.2 million through the first three months of 2005, a decrease of $26.9 million between periods. This decrease is attributable to a significant increase in the amount of surrenders and withdrawals experienced by our life insurance segment’s annuity portfolio during the first quarter. This resulted in negative annuity cashflows of $18.9 million during the first quarter of 2006, compared to positive annuity cashflows of $8.5 million during the first quarter of 2005.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At March 31, 2006, our consolidated invested assets included $59.8 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2006. As of March 31, 2006, there were no amounts outstanding under our line of credit, other than letters of credit utilized in our reinsurance operations, which are not material in amount.

Capital Resources

At March 31, 2006 our consolidated total assets were $2.65 billion, compared to $2.72 billion at December 31, 2005. Invested assets, primarily comprised of fixed maturity securities, decreased $35.6 million, or 1.7 percent, from December 31, 2005. The decrease in invested assets we experienced in the first quarter of this year is attributable primarily to a decline in the unrealized appreciation recorded on our available-for-sale investments. The primary factor leading to this decline was the impact that increasing interest rates had on the carrying value of our available-for-sale fixed maturity portfolio. Available-for-sale fixed maturities are carried at fair market value, which generally declines as interest rates rise. The net unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. Also contributing to the decrease in invested assets for the period was the excess of cash inflows from investments over cash outflows to investments. The positive net cash flows from investing activities provided the increase in liquidity necessary to accommodate the funding requirements for our Hurricane Katrina and Hurricane Rita claim obligations as well as the funding requirements for the increased level of withdrawal activity in our life insurance segment’s annuity portfolio. The changes in our total reported invested asset balance are summarized by the following table:

(Dollars in Thousands)
Invested Assets at December 31, 2005	$2,091,630
Purchases	80,580
Sales	(1,117)
Calls / Maturities	(90,937)
Realized gain on sale	3,581
Mark to market adjustment (1)	503
Net bond premium accretion	(871)
Change in unrealized gain	(27,293)
Change in carrying value of invested assets	(35,554)
Invested Assets at March 31, 2006	$2,056,076
(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

The composition of our investment portfolio at March 31, 2006 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$487,882	73.2%	$1,294,250	93.0%	$1,782,132	86.7%
Equity securities	151,398	22.8	10,701	0.8	162,099	7.9
Trading securities	9,107	1.4	—	—	9,107	0.4
Mortgage loans	4,037	0.6	19,151	1.4	23,188	1.1
Policy loans	—	—	8,043	0.6	8,043	0.4
Other long-term investments	11,673	1.8	—	—	11,673	0.6
Short-term investments	1,375	0.2	58,459	4.2	59,834	2.9

Total	$665,472	100.0%	$1,390,604	100.0%	$2,056,076	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2006, $1,717.1 million, or 95.9 percent, of our fixed income security portfolio, was classified as available-for-sale, compared to $1,777.1 million, or 96.1 percent, at December 31, 2005. We classify our remaining fixed maturities as held-to-maturity or trading. Held-to-maturity fixed maturities are reported at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At March 31, 2006, cash and cash equivalents totaled $192.8 million compared to $162.8 million at December 31, 2005. This increase was primarily attributable to the tax refund received in the first quarter of 2006, the reinsurance recoveries received during the quarter related to Hurricanes Katrina and Rita and the decreased level of investment activity experienced during the quarter. These increases in cash and cash equivalents were somewhat offset by the significant claim payments made during the quarter in response to Hurricanes Katrina and Rita.

Our consolidated deferred policy acquisition costs increased $14.4 million, or 12.0 percent, to $134.2 million at March 31, 2006 from the deferred policy acquisition costs at December 31, 2005. Our property and casualty insurance segment’s deferred policy acquisition costs increased $1.4 million, or 2.6 percent, to $54.2 million at March 31, 2006 from the deferred policy acquisition costs at December 31, 2005. Our life insurance segment’s deferred policy acquisition costs increased $13.0 million to $80.1 million at March 31, 2006 from the deferred policy acquisition costs at December 31, 2005. The increase in the life insurance segment’s deferred policy acquisition costs resulted primarily from the deferred policy acquisition costs related to its universal life and annuity business, which are affected by the changes in unrealized gains and losses on certain available-for-sale securities. The net unrealized gains reported at March 31, 2006 increased deferred policy acquisition costs by $.3 million, compared to a decrease of $13.3 million at December 31, 2005.

Stockholders’ equity increased from $500.2 million at December 31, 2005 to $502.3 million at March 31, 2006, an increase of 0.4 percent. The increase in stockholders’ equity was primarily attributable to net income of $13.5 million. The primary decreases to stockholders’ equity were a decrease in net unrealized appreciation of $8.9 million and stockholder dividends of $2.8 million. At March 31, 2006, book value was $21.28 per common share compared to $21.20 per common share at December 31, 2005.

On April 10, 2006, we filed an automatic shelf registration statement of securities (Form S-3 ASR) with the Securities and Exchange Commission (“SEC”). Form S-3 ASR allows a company to comply with the security registration requirements prescribed by the SEC up to two years prior to a public offering of securities. This filing will allow us the ability to issue shares of our common stock at our discretion within the two year period covered by the shelf registration statement. The timing and amount of any issuance of shares by our company pursuant to this shelf registration statement will depend on several factors, including desired levels of capitalization and liquidity.

Statutory and other financial measures

We believe that disclosure of certain statutory and other financial measures enhances investor understanding of our financial performance. The statutory and other financial measures we utilize in this report include net premiums written, catastrophe losses and statutory combined ratio. Statutory financial information represents information prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual, as applied in Iowa, United Fire & Casualty Company’s state of domicile.

Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review. The table below sets forth a reconciliation of net premiums written to net premiums earned for the three-months ended March 31, 2006 and 2005.

(Dollars in Thousands)
Three Months Ended March 31, (Unaudited)	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2006	$128,783	($8,160)	$120,623
2005	123,956	(1,260)	122,696

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are by their nature unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office, a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. For the three-month periods ending March 31, 2006 and 2005, losses from these events totaled $.1 million and zero, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

Combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the net loss and net loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned plus policyholder dividends divided by net premiums earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed during the first quarter of 2006.

ITEM 1A. RISK FACTORS

Investing in our common stock involves risks. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information contained or incorporated by reference in this prospectus supplement, including our Consolidated Financial Statements and related notes. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

Risks relating to our business

Catastrophe losses are unpredictable and may adversely affect our results of operations, liquidity and financial condition.

Our property and casualty insurance operations expose us to claims arising out of catastrophic events, which can be caused by various natural and man-made disasters, including hurricanes, tornadoes, windstorms, hailstorms, fires, explosions, earthquakes, tropical storms and terrorist acts. For example, our catastrophe experience for 2005 reflects direct and assumed incurred costs (including losses, loss settlement expenses and state assessments) relating to Hurricanes Katrina and Rita totaling $322.5 million. We also incurred an $8.0 million reinsurance reinstatement premium in response to Hurricane Katrina. The severe impact of these hurricanes on our 2005 financial results was somewhat mitigated by ceded reinsurance totaling $133.3 million. However, we exhausted our reinsurance coverage available for Hurricane Katrina in 2005 and additional development of losses from this storm during 2006 has not been, and will not be, eligible for reinsurance recovery. We also were significantly impacted by a spring storm that passed through eastern Iowa in April of 2006. We anticipate that this storm will result in direct incurred costs of approximately $3.0 million to $6.0 million. Catastrophe claims arise principally under our commercial insurance policies, but we also have exposure under our personal insurance policies. In addition, our automobile business exposes us to losses arising from floods and other perils. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Claims from catastrophic events could reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition, liquidity or results of operations. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

Catastrophe models may not accurately predict future losses.

Along with others in the industry, we use models developed by third party vendors in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios; such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions. Such limitations lead to questionable predictive capability and post event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge and loss settlement expenses, which are subject to wide variation by catastrophe. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations.

Our success depends on our ability to price accurately the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;
•	the uncertainties that inherently characterize estimates and assumptions;
•	our selection and application of appropriate pricing techniques; and
•	changes in applicable legal liability standards and in the civil litigation system generally.

Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.

Our reserves for losses and costs related to settlement of losses and our life reserves may be inadequate, which would have an unfavorable impact on our financial results.

Our reserves for claims and future policy benefits may prove to be inadequate, which may result in future changes to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries. We establish property and casualty reserves for loss and loss settlement expenses based on assumptions and estimates of damages and liabilities incurred. For our life insurance products, our actuaries calculate these reserves based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid, and the investment returns on the assets we purchase with the premiums we receive.

Our reserves are only estimates; we determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts that we will pay for or the timing of payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. The following factors may have a substantial impact on our future loss experience:

•	the length of time between the actual occurrence of a claim and the report date of the claim;
•	the amounts of claims settlements and awards;
•	changes in medical care, including the effect of inflation;
•	the cost of home/business repair, including the effect of inflation and the accessibility of labor and materials;
•	state regulatory requirements; and
•	the judicial environment, including, but not limited to, changes in case law, the impact of jury awards and the interpretation of policy provisions.

Actual claims and claim settlement expenses paid might exceed our reserves. If our reserves are insufficient or if we believe our reserves are insufficient, to cover our actual loss and loss settlement expenses, we would have to augment our reserves and incur charges to our earnings. These charges could be material.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk, especially catastrophe risks that we and our insurance company subsidiaries underwrite. The availability and cost of reinsurance is subject to market conditions that are beyond our control. The availability and cost of the reinsurance we purchase may affect the level of our business revenue and profitability. Our catastrophe and non-catastrophe reinsurance facilities are generally subject to annual renewal on January 1. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. For example, beginning January 1, 2006 our retention on our catastrophe reinsurance coverage increased from $10 million to $15 million, and our coverage limit increased from $125 million to $165 million. The cost of this coverage increased by 90 percent compared to the cost of our previous year’s coverage. Moreover, there may be a situation in which we have more than two catastrophe events within one policy year. Because our current catastrophe reinsurance programs only allow for one automatic reinstatement, we would be required to obtain a new catastrophe reinsurance policy to maintain our current level of catastrophe reinsurance coverage. We may find it difficult to obtain such coverage, particularly if it is necessary to do so during hurricane season following the second catastrophe. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance.

We transfer some of the risk we have from the direct policies that we write to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer on a timely basis or at all could have a material adverse effect on our liquidity, operating results and financial condition. At March 31, 2006 and December 31, 2005, we had a total of $11.9 million and $63.5 million, respectively, due to us from reinsurers. These recoverable balances included amounts related to Hurricanes Katrina and Rita totaling $7.2 million at March 31, 2006 and $58.9 million at December 31, 2005. Losses incurred by some of our reinsurers from Hurricanes Katrina, Rita and Wilma may adversely affect their financial resources, which could affect their ability to pay us.

Our geographic concentration in both our property and casualty insurance and life insurance segments tie our performance to the business, economic and regulatory conditions of certain states.

The following states provided 55.6 percent of the direct premium volume in the property and casualty insurance segment in 2005: Iowa (13.4 percent), Texas (12.9 percent), Colorado (10.5 percent), Louisiana (10.4 percent) and Missouri (8.4 percent). The following states provided 76.5 percent of the direct premium volume in the life insurance segment in 2005: Iowa (45.6 percent), Wisconsin (8.9 percent), Minnesota (8.4 percent), Nebraska (7.2 percent) and Illinois (6.4 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies which are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written significant numbers of property and casualty insurance policies.

A reduction in our financial strength ratings could adversely affect our business and financial condition.

Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best Company since 1994 (except two insurance subsidiaries that are in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable)). Our life insurance subsidiary has been assigned a financial strength rating of “A” (Excellent) from A.M. Best since 1999. In addition, Standard & Poor’s has assigned a financial strength rating of “A” to United Fire & Casualty Company and each of its active subsidiaries, with a negative outlook. A.M. Best historically has rated our property and casualty companies on a pooled basis. However, we recently were notified by A.M. Best that our companies will be rated on a group basis in the future, consistent with rating guideline changes A.M. Best recently adopted. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by third-party rating agencies are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by these agencies. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If an agency downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many o our agents and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to a majority of our insureds or other potential insureds with similar ratings requirements. In addition, a ratings downgrade by A.M. Best below “A-” would constitute an event of default under our credit facility.

If we cannot adequately meet our independent agents’ needs or keep pace with our competitors’ future technological advances, we may lose business.

Our network of independent agents produces for almost all of the gross premiums on insurance policies that we write and constitutes our primary distribution channel for our products. We do business with approximately 917 property and casualty insurance agencies in 41 states and approximately 944 life insurance agencies in 27 states. Our agents are independent and offer products of competing companies. Independent agents are not obligated to market or sell our insurance products or consult with us. Since many of our competitors also rely significantly on independent agents, we must compete for the business and goodwill of our independent agents. Effective January 1, 2006 we reduced the amount of commissions payable to our independent agencies under our profit sharing plan. Some of our competitors may offer a larger variety of products, lower prices for insurance coverage and higher commissions for independent agents. Our agencies require the timely processing of applications and claims, as well as prompt attention to their questions and concerns. We use technology to provide our agencies with information and to process applications for insurance coverage and claims. Examples of such technology include the use of the Internet to provide agencies with access to policy information and to submit underwriting and claims information. Although we believe we have good relationships with our independent agents, if we are unable to continue to adequately meet our independent agents’ needs and keep pace with our competitors’ future technological advances, we may not be able to retain the agents’ business. A material reduction in the amount of business that our independent agents sell for us would materially and adversely affect our results of operations. For the three months ended March 31, 2006 and the year ended December 31, 2005, our top life agency produced 24.7 percent and 23.1 percent, respectively, of our direct premium collected.

We are subject to interest rate fluctuations and declines in the value of investments held in our investment portfolio due to various market factors, including and declines in credit quality related to our investments, all of which could negatively affect our profitability.

We are subject to the negative effects of interest rate fluctuations and other market changes, to declines in value due to market valuations and declines in credit quality related to investments held in our investment portfolio. Some of our products, principally fixed annuities, expose us to the risk that changes in interest rates will reduce our “spread,” which is the difference between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our investments intended to support our obligations under the contracts.

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

Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us of fluctuations in interest rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (approximately 88.7 percent) of our investment portfolio in fixed income securities, including our portfolio of preferred debt trading securities. Generally, the fair value of these investments increases or decreases in an inverse relationship with changes in interest rates. Because we classify approximately 96.1 percent of our fixed income securities as available-for-sale, we must report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which could affect our stockholders’ equity.

Increases in interest rates may cause increased surrenders and withdrawals from insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. For example, due to an increasing interest rate environment we experienced surrenders on our annuity products of $39.8 million in the first quarter of 2006, representing a 116.3 percent increase versus surrenders in the first quarter of 2005. This process may lead to an outflow of cash from our business. These outflows may require us to sell invested assets at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. In addition, unanticipated withdrawals and terminations also may require us to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses in the current period.

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

We are exposed to the chance that issuers of bonds that we hold will not be able to pay principal or interest when it is due. Increasing credit defaults and impairments may cause write-downs in the value of the bonds we hold. Pervasive deterioration in the credit quality of issuers, changes in interest rate levels and changes in interest rate spreads between types of investments, could significantly affect the value of our invested assets and our earnings.

Many factors, including the cyclical nature of our business, affect our financial performance and may affect the price of our common stock.

The financial results of companies in the property and casualty insurance industry historically have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including market and competitive conditions and regulatory issues. Softening market conditions could require us to reduce premiums, limit premium increases or discontinue offering certain of our insurance products in one or more states, resulting in a reduction in our premiums written and in our profit margins and revenues, which could adversely affect our financial results.

Our profitability, like the profitability of other companies in the industry, could be affected significantly by other factors, including:

•	rising levels of actual costs that we are unaware of at the time we price our products;
•	volatile and unpredictable developments, including manmade, weather-related and other natural catastrophes or terrorist attacks;
•	changes in loss reserves resulting from general claims and the legal environment, as different types of claims arise and judicial interpretations relating to the scope of our liability develop; and
•	increases in the cost of catastrophe and other reinsurance coverages.

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition. In addition, our investment returns, and thus our profitability, may also be adversely affected from time to time by conditions affecting a specific investment and, more generally, by stock and other market fluctuations and general economic, market and political conditions. Our ability to make a profit on insurance products, fixed annuities and products with guaranteed interest features depends in part on the returns on investments supporting our obligations under these products. As previously described, the value of specific investments may fluctuate substantially.

We face significant competitive pressures in our business that could cause demand for our products to fall and reduce our revenue and our profitability.

The insurance industry is highly competitive. In our property and casualty business and in our life business, we compete, and will continue to compete, with dozens of major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors have far greater financial and marketing resources than we do. Our premium revenue and our profitability could decline if we lose business to competitors offering similar or better products at or below our prices. We price our insurance products based on estimated profit margins, and we do not expect to be able to significantly reduce our current estimated profit margins in the near future. Many of our competitors, however, are better capitalized than we are and may be able to withstand significant reductions in their profit margins. If our competitors decide to target our policyholder base by offering lower-priced insurance, we may not be able to respond competitively, which could reduce our revenue and our profitability.

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability.

From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, when our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise rates in the future even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability in all product lines to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost. State regulatory authorities may also impose rate rollbacks or require us to pay premium refunds to policyholders, which also affects our profitability.

In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable overall return on equity. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

We are subject to comprehensive regulation that poses particular risks to our ability to earn profits.

We are subject to extensive supervision and regulation by the states in which we operate. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is and will continue to be critical to our success and ability to earn profits.

Examples of state regulation that pose particular risks to our ability to earn profits include the following:

•

Required licensing. We and our insurance company subsidiaries operate under licenses issued by various state insurance agencies. If a regulatory authority were to revoke an existing license or deny or delay granting a new license, our ability to continue to sell insurance in or to enter or offer new insurance products in that market would be substantially impaired.

•

Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance rate schedules and policy forms for review and approval. If rate increases we deem necessary are not approved by a state insurance agency, we may not be able to respond to market developments and increased costs in that state. Likewise, if insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state would be substantially impaired.

•

Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products.

•

Risk-based capital requirements. We and our insurance companies are subject to risk-based capital standards, or RBC standards, that require us and our insurance company subsidiaries to report our results of state specified risk-based capital calculations to state insurance departments and the National Association of Insurance Commissioners. Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

•

Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliates generally must be disclosed to — and in some cases approved by — state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

Compliance with these state laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets, and otherwise continue to operate our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.

We are subject to assessments from state insurance facilities.

We are currently monitoring developments with respect to various state facilities such as guaranty funds, Louisiana Citizens Property Insurance Corporation, Florida Citizens Property Insurance Corporation, Alabama Insurance Underwriting Association, Texas FAIR Plan, Texas Windstorm Insurance Association and Mississippi Windstorm Underwriting Association. The ultimate impact of Hurricanes Katrina, Rita and Wilma on these facilities is currently uncertain but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting our results of operations. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

We are subject to other state laws and regulations that impose additional administrative burdens and risks that may also affect our ability to earn profits.

In addition to the foregoing discussion of state regulations posing particular risks to our profitability, our insurance company subsidiaries and their affiliates are subject to other state laws and regulations in the states where they do business. These regulations involve, among other things:

•	restrictions on the amount, type, nature, quality and concentration of investments;
•	restrictions on the types of terms that we can include in the insurance policies we offer;
•	certain required methods of accounting;
•	reserves for unearned premiums, losses and other purposes;
•	marketing practices;
•	capital adequacy;
•	the amount of dividends that can be paid to stockholders;
•	licensing of agents;
•	the use of non-public consumer information and related policy issues;
•	the use of credit history in underwriting and rating;
•	the acquisition or disposition of an insurance company;
•	reporting with respect to financial condition
•	periodic financial and market conduct exams performed by state insurance department examiners;
•	prior approval of reinsurance contracts and intercompany contracts;
•	approval of proxy statements; and
•	potential assessments in order to provide funds to settle covered claims under insurance policies provided by impaired, insolvent or failed insurance companies.

These and other state laws and regulations also pose administrative burdens and risks upon our operations that could similarly affect our profitability. Regulatory authorities enforcing these statutes are concerned primarily with the protection of policyholders rather than stockholders.

The outcome of current class actions, industry investigations and regulatory proposals could adversely affect our financial condition and results of operations.

The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices, improper claims handling and other alleged misconduct, including the practices surrounding the placement of insurance business and misrepresentation in the scope of coverage. Formal and informal inquiries have been made of a large segment of the industry, and a large number of companies in the industry have received or may receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. These efforts are expected to result in both enforcement actions and proposals for new state and federal regulation, which may have a negative affect on our results of operations and financial condition.

In addition, we have been the target of a number of class action lawsuits arising from Hurricane Katrina relating to allegations of improper claims settlement practices, misrepresentations in the scope of coverage and other matters. It is difficult to predict the outcome of these investigations, proceedings and lawsuits, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful and what form new regulations will have when finally adopted. It is also difficult to predict the impact on our business and financial condition, if any, of this increased regulatory and law enforcement action and litigation with respect to the insurance industry.

Our success depends on retaining our current key personnel and attracting additional key personnel.

Our performance depends on the continued service of our senior management. None of our senior management are bound by an employment agreement nor do we have key person insurance on any of our senior management. Our success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, underwriting, claims, risk management, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Changes in tax laws may decrease sales and profitability of our products.

Under current federal and state income tax law our life insurance and annuity products receive favorable tax treatment. This favorable treatment may give these products a competitive advantage over non-insurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

We rely on our information technology and telecommunications systems, and the failure or disruption of these systems could disrupt our operations and adversely affect our results of operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. Our systems could fail of their own accord or might be disrupted by factors such as natural disasters, power disruptions or surges, computer hackers or terrorist attacks. Failure or disruption of these systems for any reason could interrupt our business and adversely affect our results of operations.

Our largest stockholder may take actions conflicting with other stockholders’ interests.

Our largest stockholder has a beneficial interest in, and the power to vote or control the disposition of, approximately 22.1 percent of our issued and outstanding common stock. He is in a position to strongly influence the outcome of substantially all corporate actions requiring stockholder approval, including mergers involving our company, sales of all, or substantially all, of our assets and the adoption of amendments to our articles of incorporation. Also, he may have interests different than, or adverse to, those of our other stockholders.

ITEM 6. EXHIBITS

Exhibits

3.1

Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2

First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3

Second Amendment to the Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of United Fire & Casualty Company’s Form 10-Q, Commission File Number 2-39621, filed with the Commission on July 29, 2005)

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
10.4

United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on November 23, 2005

15.1	Letter of Acknowledgement from Ernst & Young LLP concerning unaudited interim financial information
31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kent G. Baker, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kent G. Baker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)
May 1, 2006
(Date)
/s/ John A. Rife
John A. Rife President, Chief Executive Officer
/s/ Kent G. Baker
Kent G. Baker Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit 15.1

Board of Directors and Stockholders

United Fire & Casualty Company

We are aware of the incorporation by reference in the Registration Statement (Form S-3, No. 333-133169), and in the related Prospectus, of our review report dated May 1, 2006 relating to the unaudited interim consolidated financial statements of United Fire & Casualty Company that are included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

/s/ Ernst & Young LLP

Chicago, Illinois

May 1, 2006

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Rife, certify that:

1. I have reviewed this quarter report on Form 10-Q of United Fire & Casualty Company;

2. Based on my knowledge, this quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarter report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 1, 2006
/s/ John A. Rife

John A. Rife
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kent G. Baker, certify that:

1. I have reviewed this quarter report on Form 10-Q of United Fire & Casualty Company;

2. Based on my knowledge, this quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarter report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 1, 2006

/s/ Kent G. Baker
Kent G. Baker
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarter report of United Fire & Casualty Company (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Rife, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Rife
John A. Rife
Chief Executive Officer

Dated: May 1, 2006

A signed original of this written statement required by Section 906 has been provided to United Fire & Casualty Company and will be retained by United Fire & Casualty Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarter report of United Fire & Casualty Company (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kent G. Baker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kent G. Baker
Kent G. Baker
Chief Financial Officer

Dated: May 1, 2006

A signed original of this written statement required by Section 906 has been provided to United Fire & Casualty Company and will be retained by United Fire & Casualty Company and furnished to the Securities and Exchange Commission or its staff upon request.