Form 10-Q
period 2006-06-30
UNITED FIRE & CASUALTY CO
filed 2006-07-31
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

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

As of July 26, 2006, 27,633,153 shares of common stock were outstanding.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

INDEX

Page No. Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	2

Consolidated Statements of Income (unaudited) for the three-month periods ended
June 30, 2006 and 2005	3

Consolidated Statements of Income (unaudited) for the six-month periods ended
June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended
June 30, 2006 and 2005	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21
Part II. Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

Signatures	23

Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data and Number of Shares)	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $57,839 in 2006 and $75,222 in 2005)	$56,497	$72,765
Available-for-sale, at fair value (amortized cost $1,752,036 in 2006 and $1,739,483 in 2005)	1,743,308	1,777,111
Equity securities, at fair value (cost $57,627 in 2006 and $49,839 in 2005)	171,635	158,522
Trading securities, at fair value (amortized cost $9,049 in 2006 and $4,898 in 2005)	9,921	4,881
Mortgage loans	22,730	23,637
Policy loans	8,014	8,193
Other long-term investments	9,958	11,036
Short-term investments	54,414	35,485
	$2,076,477	$2,091,630

Cash and Cash Equivalents	$256,359	$162,791
Accrued Investment Income	26,992	30,232
Premiums Receivable	142,334	115,655
Deferred Policy Acquisition Costs	147,660	119,869
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $27,283 in 2006 and $25,722 in 2005)	10,767	11,150
Reinsurance Receivables and Recoverables	60,533	126,161
Prepaid Reinsurance Premiums	4,446	3,015
Income Taxes Receivable	7,816	40,689
Other Assets	22,133	20,732
TOTAL ASSETS	$2,755,517	$2,721,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$522,791	$620,100
Life insurance	1,260,381	1,285,635
Unearned premiums	246,505	222,267
Accrued expenses and other liabilities	66,500	57,558
Deferred income taxes	32,898	36,152
TOTAL LIABILITIES	$2,129,075	$2,221,712
Stockholders' Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,633,153 shares issued and outstanding in 2006 and 23,597,773 shares issued and outstanding in 2005	$92,108	$78,658
Additional paid-in capital	160,949	66,242
Retained earnings	299,117	268,872
Accumulated other comprehensive income, net of tax	74,268	86,440
TOTAL STOCKHOLDERS' EQUITY	$626,442	$500,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,755,517	$2,721,924

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Data and Number of Shares)	Three months ended June 30,
	2006	2005

Revenues
Net premiums earned	$122,653	$124,509
Investment income, net of investment expenses	30,293	29,265
Realized investment gains	3,815	1,606
Other income	126	239
	$156,887	$155,619

Benefits, Losses and Expenses
Losses and loss settlement expenses	$70,632	$61,172
Increase in liability for future policy benefits	4,285	4,330
Amortization of deferred policy acquisition costs	30,255	28,241
Other underwriting expenses	6,583	8,497
Interest on policyholders' accounts	12,591	13,775
	$124,346	$116,015
Income before income taxes	$32,541	$39,604
Federal income tax expense	9,599	12,687
Net income	$22,942	$26,917
Less preferred stock dividends and accretions	—	2,749
Earnings available to common shareholders	$22,942	$24,168
Weighted average common shares outstanding	25,595,954	22,379,626
Basic earnings per common share	$0.90	$1.08
Diluted earnings per common share	$0.89	$1.08
Cash dividends declared per common share	$0.12	$0.12

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Data and Number of Shares)	Six months ended June 30,
	2006	2005

Revenues
Net premiums earned	$243,276	$247,205
Investment income, net of investment expenses	59,469	58,026
Realized investment gains	7,939	3,434
Other income	345	331
	$311,029	$308,996

Benefits, Losses and Expenses
Losses and loss settlement expenses	$152,514	$111,000
Increase in liability for future policy benefits	9,219	8,249
Amortization of deferred policy acquisition costs	60,535	55,748
Other underwriting expenses	14,011	19,176
Interest on policyholders' accounts	25,472	27,860
	$261,751	$222,033
Income before income taxes	$49,278	$86,963
Federal income tax expense	12,885	27,446
Net income	$36,393	$59,517
Less preferred stock dividends and accretions	—	4,106
Earnings available to common shareholders	$36,393	$55,411
Weighted average common shares outstanding	24,602,914	21,274,308
Basic earnings per common share	$1.48	$2.60
Diluted earnings per common share	$1.48	$2.52
Cash dividends declared per common share	$0.24	$0.24

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Six months ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$36,393	$59,517
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium accretion	$1,302	$435
Depreciation and amortization	1,941	1,831
Realized investment gains	(4,537)	(3,434)
Gain on sale of subsidiary	(3,402)	—
Net cash flows from trading investments	(5,061)	4,194
Deferred income tax expense	4,394	492
Changes in:
Accrued investment income	3,240	(971)
Premiums receivable	(26,679)	(14,833)
Deferred policy acquisition costs	(5,390)	(2,911)
Reinsurance receivables	65,628	(3,437)
Prepaid reinsurance premiums	(1,431)	99
Income taxes receivable/payable	32,873	(5,401)
Other assets	(1,401)	(2,651)
Future policy benefits and losses, claims and loss settlement expenses	(82,440)	14,047
Unearned premiums	24,238	10,909
Accrued expenses and other liabilities	8,942	985
Deferred income taxes	(1,095)	(548)
Other, net	512	654
Total adjustments	$11,634	$(540)
Net cash provided by operating activities	$48,027	$58,977
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$754	$2,816
Proceeds from call and maturity of held-to-maturity investments	16,543	4,691
Proceeds from call and maturity of available-for-sale investments	112,612	109,024
Proceeds from short-term and other investments	20,627	22,797
Net proceeds from sale of subsidiary	7,767	—
Purchase of available-for-sale investments	(134,853)	(271,234)
Purchase of short-term and other investments	(37,714)	(11,272)
Net purchases and sales of property and equipment	(1,532)	(905)
Net cash used in investing activities	$(15,796)	$(144,083)
Cash Flows From Financing Activities
Policyholders' account balances:
Deposits to investment and universal life contracts	$86,279	$63,151
Withdrawals from investment and universal life contracts	(126,402)	(55,458)
Issuance of common stock	107,608	652
Redemption of preferred stock	—	(142)
Payment of cash dividends	(6,148)	(6,350)
Net cash provided by financing activities	$61,337	$1,853
Net Change in Cash and Cash Equivalents	$93,568	$(83,253)
Cash and Cash Equivalents at Beginning of Period	162,791	305,575
Cash and Cash Equivalents at End of Period	$256,359	$222,322

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE & CASUALTY COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

Note 1. Significant Accounting Policies

Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. The review report of Ernst & Young LLP as of and for the three- and six-month periods ending June 30, 2006 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

Contingent Liabilities

In the aftermath of Hurricane Katrina, our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, and many other insurers in the Louisiana market have been named defendants in litigation in Louisiana state and federal courts commenced by policyholders seeking class certification alleging various improprieties in the claims settlement process. This litigation is in the early stages and we can not at this time make a determination that the litigation is or will be material, but we believe we have handled our policyholders’ claims consistent with the policy language and the applicable law.

In addition, we are a defendant in other legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $4.5 million for the six-month period ended June 30, 2006, compared to $32.9 million for the six-month period ended June 30, 2005. We have also received tax refunds totaling $27.8 million through the six-month period ended June 30, 2006, due to an overpayment of a prior year tax and a capital loss carryback. We made no significant payments of interest for the six-month periods ended June 30, 2006 and 2005, other than interest credited to policyholders’ accounts.

In the second quarter of 2006, our effective federal income tax rate was 26.1 percent, compared to 31.6 percent for the second quarter of 2005. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, nontaxable dividend income and the reduction in the valuation allowance on our deferred tax assets.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. We are currently evaluating the impact that FIN 48 will have on our Consolidated Financial Statements.

Note 2. Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors. Since the inception of the plan, we have granted options for 589,042 shares of United Fire common stock pursuant to this plan, of which 113,742 have been exercised and 9,800 have been forfeited. For the six-month period ended June 30, 2006, we have granted options for 127,000 shares of United Fire common stock pursuant to this plan, of which 9,680 have been exercised and 4,100 have been forfeited.

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase up to 150,000 shares of United Fire’s common stock. The Board has the authority to determine which directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock, other than those terms and conditions set forth in the plan, and the number of shares of Common Stock to be issued pursuant to an option agreement or restricted stock agreement. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Through June 30, 2006, we have granted 18,000 options pursuant to this plan, none of which have been exercised.

Pursuant to our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, we now recognize stock-based compensation expense on options granted under our stock option plans. This expense is based on the fair value of the respective stock award and is recognized ratably over the underlying vesting period. We utilized the modified-prospective method prescribed by SFAS 123(R) in transitioning to this new accounting treatment for stock-based compensation expense. This method requires that stock-based compensation expense be recorded for all stock options granted subsequent to January 1, 2006 and all unvested stock options that exist upon the adoption of SFAS 123(R). As allowed by SFAS 123(R), we have utilized the Black-Scholes option pricing method to establish the fair value of options granted under our stock option plans. Our determination of fair value of stock-based payment awards on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected volatility in our stock price and expected dividends to be paid over the term of the awards, the risk-free interest rate, and actual and projected employee stock option exercise activity. Any changes in these assumptions may materially affect the estimated fair value of the equity-based award.

Prior to the adoption of SFAS 123(R), we presented the tax benefit of stock option exercises as an operating cash flow.  Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.  This change in presentation did not have a material impact on the amounts reported in the accompanying statement of cash flows for the three and six-months ended June 30, 2006.

For the three and six months ended June 30, 2006, we recognized stock-based compensation expense under SFAS 123(R) of $.2 million and $.5 million, respectively, which resulted in a $.01 decrease in our basic and diluted earnings per share for each period. As of June 30, 2006, we have approximately $3.9 million in stock-based compensation that has yet to be recognized through our results of operations pursuant to SFAS 123(R). This compensation will be reflected through our financial results as the underlying stock options vest. Prior to January 1, 2006, the reporting of pro forma stock-based compensation was limited to disclosure in the notes to the Consolidated Financial Statements. Pro forma net income was $26.8 million and $59.3 million for the three- and six-month periods ended June 30, 2005, respectively, inclusive of $.1 million for the three-month period ended June 30, 2005 and $.2 million for the six-month period ended June 30, 2005 in pro forma stock-based compensation expense (net of the related tax effects).

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

Net periodic pension cost totaled $.7 million for the second quarters of 2006 and 2005. Net periodic postretirement benefit cost totaled $.4 million for the second quarters of 2006 and 2005. Net periodic pension cost totaled $1.3 million for the first six months of 2006 and 2005. Net periodic postretirement benefit cost totaled $.7 million for the first six months of 2006, compared to $.4 million in the first six months of 2005. We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 that we expected to contribute $4.0 million to our pension plan in 2006. In the first six months of 2006, we contributed $1.8 million to the pension plan. We do not anticipate that the total contribution for 2006 will vary significantly from the expected contribution.

Note 4. Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations. Our management evaluates the two segments both on the basis of statutory accounting practices prescribed by our states of domicile and on the basis of GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The bases we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2005.

In May 2006, we closed on the sale of our subsidiary, American Indemnity Company, a Texas domiciled property and casualty insurance company that is licensed in 26 states and the District of Columbia. The sale involved only American Indemnity Company and did not affect the business of any of our other Texas subsidiaries or operations at our Gulf Coast Regional Office in Galveston, Texas. American Indemnity Company has not written or renewed any policies of insurance since November 2003 and was sold as a “shell” company with no liabilities and only the capital assets necessary to maintain its licenses. The sale of American Indemnity Company resulted in a realized gain of $3.4 million, which has been recorded in the results of our property and casualty insurance segment.

The following analysis has been reconciled to amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2006
Net premiums earned	$225,142	$18,256	$243,398
Investment income, net of investment expenses	18,537	40,934	59,471
Realized investment gains	6,260	1,681	7,941
Other income	—	345	345
Revenues	$249,939	$61,216	$311,155
Inter-segment Eliminations	(67)	(59)	(126)
Total Revenues	$249,872	$61,157	$311,029
Net Income	$30,393	$6,000	$36,393
Assets	$1,263,982	$1,491,535	$2,755,517

Six Months Ended June 30, 2005
Net premiums earned	$228,465	$18,859	$247,324
Investment income, net of investment expenses	16,694	41,258	57,952
Realized investment gains	1,909	1,526	3,435
Other income	—	331	331
Revenues	$247,068	$61,974	$309,042
Inter-segment Eliminations	(67)	21	(46)
Total Revenues	$247,001	$61,995	$308,996
Net Income	$54,815	$4,702	$59,517
Assets	$1,115,776	$1,531,559	$2,647,335

Note 5. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $24.2 million and $53.4 million for the six months ended June 30, 2006 and 2005, respectively. Comprehensive income was $19.6 million and $36.6 million for the three months ended June 30, 2006 and 2005, respectively.

Note 6. Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing earnings available to common stockholders (defined as net income or loss, less dividends to preferred stockholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and our convertible preferred stock, as applicable. During the second quarter of 2005, we redeemed all shares of preferred stock that were not previously converted into shares of common stock. We therefore had no shares of preferred stock outstanding during 2006.

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

We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options that have an exercise price less than the weighted average fair market value of our common stock during the reporting period. This method assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation. The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings available to common shareholders	$22,942	$24,168	$36,393	$55,411
Weighted-average common shares outstanding	25,596	22,380	24,603	21,274
Basic earnings per share	$0.90	$1.08	$1.48	$2.60

(In Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$22,942	$26,917	$36,393	$59,517
Preferred dividends and accretions (1)	—	—	—	(4,106)
Total earnings available to common shareholders (1)	$22,942	$26,917	$36,393	$55,411
Weighted-average common shares outstanding	25,596	22,380	24,603	21,274
Potentially dilutive common shares - convertible preferred stock (1)	—	—	—	2,302
Potentially dilutive common shares - stock options (2)	171	94	63	66
Weighted-average common and potential shares outstanding	25,767	22,474	24,666	23,642
Diluted earnings per share	$0.89	$1.08	$1.48	$2.52

(1)The effect of our preferred stock ($2,749,000 in preferred dividends and accretions and 1,209,000 potentially dilutive common shares) on our second quarter 2005 earnings per share calculation was disregarded since the effect was anti-dilutive.

(2)For the three- and six-month periods ended June 30, 2006, we had 145,000 and 127,000 anti-dilutive options outstanding, respectively, which were excluded from the computation of diluted earnings per share.

Note 7. Common Stock Offering

During the second quarter of 2006, we completed an offering of shares of our common stock priced at $28.00 per share. Pursuant to this offering, we issued 4.025 million shares of our $3.33 par value common stock, resulting in proceeds (net of $5.3 million in underwriting expenses) of $107.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

July 31, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This release may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are the following: inherent uncertainties with respect to loss reserving, including the reserves established for Hurricanes Katrina and Rita, which are based on management estimates; the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates; the actual amount of new and renewal business and demand for our products and services; the competitive environment in which we operate, including price, product and service competition; developments in domestic and global financial markets that could affect our investment portfolio and financing plans; changes in the cost and availability of reinsurance; impact of regulatory actions on our Consolidated Financial Statements; uncertainties relating to government and regulatory policies; additional government and NASDAQ policies relating to corporate governance, and the cost to comply; legal developments; changing rates of inflation, interest rates and other economic conditions; changes in our financial strength rating; our relationship with our agencies; the valuation of invested assets; the valuation of pension and postretirement benefit obligations; the calculation and recovery of deferred policy acquisition costs; the resolution of legal issues pertaining to the World Trade Center catastrophe; the ability to maintain and/or advance our technological systems and safeguard the security of our data; changes in federal tax law; the resolution of regulatory and legal issues pertaining to Hurricane Katrina; or our relationship with our reinsurers. These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Financial Overview

Our financial results reported during the second quarter of 2006 deteriorated from our financial results reported during the second quarter of 2005. While our loss activity relating to the 2005 hurricane season moderated during the quarter, our catastrophe losses incurred were unfavorably impacted by a number of severe storms which hit the Midwest during the spring storm season. During the quarter, we incurred an additional $4.2 million from the series of severe storms which struck Missouri in March of this year, bringing our total incurred loss from this catastrophe to approximately $8.8 million. In addition, we incurred $3.3 million during the quarter related to the severe storm which struck Iowa City in April. The following table details the impact that catastrophes had on our underwriting results for the second quarter of 2006.

Catastrophe Losses - Three Months Ending June 30, 2006
(Dollars in Thousands Except Per Share Data)
Catastrophe (1)	Pre-Tax Losses and Loss Settlement Expenses, Net of Reinsurance	After-Tax Earnings Per Share Impact	Combined Ratio Impact

Hurricane Katrina	$3,415	$(0.09)	3.0%
Hurricane Rita	410	(0.01)	0.4%
Other	12,229	(0.31)	10.7%
Total	$16,054	$(0.41)	14.1%

(1) The Insurance Services Office, a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. Please see the “Statutory and Other Financial Measures” on page 20.

We believe that our reserves for losses and costs related to the settlement of Hurricane Katrina claims are adequate. We continue to be discouraged by the pace of restoration to damaged residential and commercial properties in the New Orleans area. We are also discouraged that the resolution of lawsuits arising out of Hurricane Katrina will prolong the final settlement of some claims. These delays make it difficult to evaluate the adequacy of our reserves related to this storm.

During the second quarter of 2006, we received approximately $5.8 million in reinsurance recoveries in response to Hurricanes Katrina and Rita. At June 30, 2006, we had remaining balances due from reinsurers of $0.4 million related to Hurricane Katrina and balances due from reinsurers of $2.6 million related to Hurricane Rita. We believe all reinsurance receivables due from reinsurers are collectable and realizable. For 2006, our catastrophe reinsurance program provides coverage on 95 percent of $170.0 million in catastrophic policy losses in excess of our $15.0 million retention.

During the second quarter of 2006, we achieved a 6.2 percent increase in direct property and casualty premiums written as compared to the second quarter of 2005. The increase in net premiums written is attributable to the increased level of business being generated in most branches of our company. The favorable impact of this increased level of business on our net premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. In aggregate, our premium rates decreased by 5.0 percent or less during the second quarter of 2006.

The life insurance segment had a very strong second quarter from an operational standpoint. Our life premium and annuity deposits increased by approximately 58.0 percent, from $45.4 million in the second quarter of 2005 to $71.9 million in the second quarter of 2006.

Our annuity reserves continue to decline – primarily a result of annuitants seeking alternative investment opportunities, such as CDs. However, we hope to reverse this trend over the next six months of 2006. To maintain our competitive position in the marketplace, we raised our annuity crediting rates during each month of the second quarter.

During the quarter, we successfully completed an offering of shares of our common stock priced at $28.00 per share. Pursuant to this offering, we issued 4.025 million shares of common stock, resulting in proceeds (net of underwriting expenses) of approximately $107.5 million. These proceeds are being used for general corporate purposes and to enhance our capital position.

On May 25, we closed on the sale of our subsidiary, American Indemnity Company, to Catlin, Inc., a subsidiary of the Catlin Group. American Indemnity Company is a Texas domiciled property and casualty insurance company that is licensed in 26 states and the District of Columbia. The sale involved only American Indemnity Company and did not affect the business of any of our other Texas subsidiaries or operations at our Gulf Coast Regional Office in Galveston, Texas. American Indemnity Company has not written or renewed any policies of insurance since November 2003 and was sold as a “shell” company with no liabilities and only the capital assets necessary to maintain its licenses. The sale of American Indemnity Company resulted in a realized gain of $3.4 million.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results (Dollars in Thousands Except Per Share Data)	2006	2005	2006	2005
Total revenues	$156,887	$155,619	$311,029	$308,996
Net income	$22,942	$26,917	$36,393	$59,517
Book value per common share	$22.67	$23.99	$22.67	$23.99
Basic earnings per common share	$0.90	$1.08	$1.48	$2.60
Diluted earnings per common share	$0.89	$1.08	$1.48	$2.52

Second quarter 2006 net income totaled $22.9 million, or $0.90 per share. Net income for the second quarter of 2005 was $26.9 million, or $1.08 per share. Second quarter diluted earnings were $0.89 per share and $1.08 per share for 2006 and 2005, respectively. The additional shares of common stock we issued pursuant to our stock offering completed in the second quarter of 2006 had a $0.07 impact on our basic and diluted earnings per share. The deterioration in our quarterly results is attributable to the catastrophe loss experienced during the second quarter of 2006.

Total revenues were $156.9 million in the second quarter of 2006, an increase of 0.8 percent, from $155.6 million in the second quarter of 2005. Net premiums earned decreased by 1.5 percent to $122.7 million in the second quarter of 2006, compared to $124.5 million in the second quarter of 2005. Investment income increased by 3.5 percent to $30.3 million in the second quarter of 2006, compared to $29.3 million in the second quarter of 2005. Net realized investment gains increased to $3.8 million in the second quarter of 2006, compared to $1.6 million in the second quarter of 2005. This increase is attributable to the gain recognized on our sale of American Indemnity Company.

For the six months ended June 30, 2006, net income was $36.4 million, or $1.48 per share. For the six months ended June 30, 2005, net income was $59.5 million, or $2.60 per share(after providing for the dividend and accretion on convertible preferred stock). Diluted earnings for the first half of 2006 were $1.48 per share. Diluted earnings for the first half of 2005 were $2.52 per share.

Total revenues were $311.0 million in the first six months of 2006, compared to $309.0 million for the first six months of 2005. Net premiums earned decreased to $243.3 million in the first six months of 2006 from $247.2 million in the first six months of 2005. Investment income increased to $59.5 million in the first six months of 2006 from $58.0 million in the first six months of 2005. Net realized investment gains (before tax) were $7.9 million for the first six months of 2006, compared to net realized investment gains (before tax) of $3.4 million for the first six months of 2005.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2006	2005	2006	2005
Net premiums written	$129,215	$126,233	$249,609	$242,663
Net premiums earned	$113,888	$115,010	$225,142	$228,465
Losses and loss settlement expenses	(67,525)	(56,923)	(144,488)	(101,799)
Amortization of deferred policy acquisition costs	(27,678)	(25,595)	(55,503)	(50,025)
Other underwriting expenses	(4,360)	(6,642)	(9,857)	(15,468)
Underwriting income	$14,325	$25,850	$15,294	$61,173

Investment income, net	$9,831	$8,588	$18,472	$16,628
Realized investment gains	$3,989	$360	$6,258	$1,908
Income before income taxes	$28,145	$34,798	$40,024	$79,709

GAAP Ratios:
Net loss ratio	59.3%	49.5%	64.2%	44.6%
Expense ratio	28.1%	28.0%	29.0%	28.7%
Combined ratio	87.4%	77.5%	93.2%	73.3%
Combined ratio (without catastrophes)	73.3%	72.6%	69.5%	70.7%

Personal and commercial* lines underwriting analysis:
Premiums earned - personal lines	$9,301	$11,211	$18,885	$22,283
Losses and loss settlement expenses incurred - personal lines	$7,520	$7,459	$19,978	$11,607
Personal lines net loss ratio	80.9%	66.5%	105.8%	52.1%

Premiums earned - commercial lines	$104,587	$103,799	$206,257	$206,182
Losses and loss settlement expenses incurred - commercial lines	$60,005	$49,464	$124,510	$90,192
Commercial lines net loss ratio	57.4%	47.7%	60.4%	43.7%
*Commercial lines information includes assumed reinsurance results

In the second quarter of 2006, our property and casualty insurance segment’s pre-tax income was $28.1 million, compared to pre-tax income of $34.8 million in the second quarter of 2005. The deterioration is primarily attributable to the catastrophe loss experience we encountered during the quarter.

Net premiums written in the second quarter of 2006 were $129.2 million, compared to $126.2 million in the second quarter of 2005. The increase in net premiums written is attributable to the increased level of business being generated in most branches of our Company. The favorable impact of this increased level of business on our net premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. In aggregate, our premium rates decreased by 5.0 percent or less during the second quarter of 2006. Net premiums earned in the second quarter of 2006 were $113.9 million, compared to $115.0 million in the second quarter of 2005. The decrease in net premiums earned is attributable to the adverse impact on our premium rates of the increased level of competition experienced in recent quarters within the property and casualty insurance industry.

Losses and loss settlement expenses increased to $67.5 million in the second quarter of 2006 from $56.9 million in the second quarter of 2005. Without the impact of the catastrophe loss experience, our quarterly loss experience was similar to that experienced during the second quarter of 2005. The strong non-catastrophe results we achieved during the second quarter were attributable to the continuation of the very low levels of non-catastrophe claims frequency we experienced.

Pre-tax catastrophe losses, net of reinsurance, of $16.1 million for the second quarter of 2006 added 14.1 points to our combined ratio, resulting in a reduction in after-tax earnings of $0.41 per share. Comparatively, pre-tax catastrophe losses, net of reinsurance, of $5.6 million for the second quarter of 2005 added 4.9 points to our combined ratio, resulting in a reduction in after-tax earnings of $0.16 per share.

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

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. Generally, a combined ratio below 100.0 percent indicates a profitable book of business. Our combined ratio for the second quarter of 2006 was 87.4 percent, compared to 77.5 percent for the second quarter of 2005. We review the net loss ratio to measure our profitability by line. We make pricing and underwriting decisions based upon these results. The table below details our commercial and personal lines loss ratios.

Six-month periods ended June 30,	2006			2005
(Dollars in Thousands)	Premiums Earned	Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Premiums Earned	Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines:
Fire and allied lines	$60,541	$60,064	99.2%	$64,623	$23,985	37.1%
Other liability	62,997	18,634	29.6	59,469	24,410	41.0
Automobile	46,403	23,123	49.8	46,501	21,060	45.3
Workers’ compensation	20,479	13,189	64.4	19,769	10,542	53.3
Fidelity and surety	10,290	3,380	32.8	11,496	5,493	47.8
Miscellaneous	421	(4)	N/A	394	269	68.3
Total commercial lines	$201,131	$118,386	58.9%	$202,252	$85,759	42.4%

Personal lines:
Automobile	$8,547	$5,188	60.7%	$10,834	$5,701	52.6%
Fire and allied lines	10,172	14,313	140.7	11,069	4,970	44.9
Miscellaneous	166	477	N/A	380	936	N/A
Total personal lines	$18,885	$19,978	105.8%	$22,283	$11,607	52.1%

Reinsurance assumed	$5,126	$6,124	119.5%	$3,930	$4,433	112.8%

Total	$225,142	$144,488	64.2%	$228,465	$101,799	44.6%

The expense ratio was 28.1 percent for the second quarter of 2006, compared to 28.0 percent in the second quarter of 2005.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2006	2005	2006	2005
Revenues:
Net premiums written	$8,085	$8,025	$16,474	$15,551
Net premiums earned	$8,765	$9,499	$18,134	$18,740
Investment income, net	20,462	20,677	40,997	41,398
Realized investment gains	(174)	1,246	1,681	1,526
Other income	126	239	345	331
Total Revenues	$29,179	$31,661	$61,157	$61,995

Benefits, Losses and Expenses:
Losses and loss settlement expenses	$3,107	$4,249	$8,026	$9,201
Increase in liability for future policy benefits	4,285	4,330	9,219	8,249
Amortization of deferred policy acquisition costs	2,577	2,646	5,032	5,723
Other underwriting expenses	2,223	1,855	4,154	3,708
Interest on policyholders' accounts	12,591	13,775	25,472	27,860
Total Benefits, Losses and Expenses	$24,783	$26,855	$51,903	$54,741

Income Before Income Taxes	$4,396	$4,806	$9,254	$7,254

In the second quarter of 2006, our life insurance segment recorded pre-tax income of $4.4 million, compared to $4.8 million for the second quarter of 2005. This deterioration in the segment’s second quarter results was attributable to several factors. Total revenues diminished primarily as the result of a $1.4 million decrease in realized investment gains, a $.2 million decrease in net investment income and a decrease in premiums earned of $.7 million. The decrease in premiums earned was primarily due to the continued runoff of our credit life business. This deterioration was accompanied by an increase in other underwriting expense of $.4 million. Somewhat offsetting this deterioration in the segment’s results was a $1.2 million decrease in the interest on policyholders’ accounts. This decline was the result of a larger than normal withdrawal of annuity funds experienced during the second quarter. This increased level of annuity withdrawals is discussed further below. Losses and loss settlement expenses decreased in the second quarter of 2006 to $3.1 million, compared to $4.2 million in the second quarter of 2005. The improvement is attributable to the favorable mortality experience encountered during the second quarter of 2006, as compared to the second quarter of 2005.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the second quarter of 2006, annuity deposits were $32.3 million, compared to $13.0 million in the second quarter of 2005. These deposits were more than offset by annuity surrenders and withdrawals of $42.8 million in the second quarter of 2006, compared to $23.0 million in the second quarter of 2005. The increase in surrenders and withdrawals is primarily attributable to our annuitants seeking alternative investment opportunities to a greater extent in 2006 than in 2005.

Investment Results

We recorded net investment income (before tax) of $59.5 million for the six-month period ended June 30, 2006, compared to $58.0 million for the six-month period ended June 30, 2005. Our invested assets decreased from $2.09 billion at December 31, 2005 to $2.08 billion at June 30, 2006.

Net realized investment gains (before tax) for the six-month period ended June 30, 2006 totaled $7.9 million, compared to $3.4 million of net realized investment gains (before tax) for the six-month period ended June 30, 2005. This increase is attributable to the gain recognized on our sale of American Indemnity Company. During the first six months of 2006 we recorded $.2 million in investment write-downs, compared to $.8 million in the first six months of 2005.

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

Net cash provided by our operating activities was $48.0 million for the six months ended June 30, 2006, compared to $59.0 million for the six months ended June 30, 2005. The decrease in cash provided by operating activities was primarily attributable to the significant claim payments made during the first six months of 2006 in response to significant catastrophe loss experienced. This was somewhat offset by the tax refund received in the first six months of 2006 and the reinsurance recoveries received during the year related to Hurricanes Katrina and Rita.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $159.8 million through June 30, 2006 and $149.6 million through June 30, 2005. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims, and claim adjusting expenses. If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At June 30, 2006, our consolidated invested assets included $54.4 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2007. As of June 30, 2006, there were no amounts outstanding under our line of credit, other than letters of credit utilized in our reinsurance operations, which are not material in amount.

Cash provided by financing activities was $61.3 million and $1.9 million through the first six months of 2006 and 2005, respectively, an increase of $59.4 million between periods. This increase is primarily due to the completion of our common stock offering, resulting in proceeds (net of underwriting expenses) of $107.5 million. Offsetting this is an increase in the amount of surrenders and withdrawals experienced by our life insurance segment’s annuity portfolio during the year. This resulted in negative annuity cashflows of $40.1 million during 2006, compared to positive annuity cashflows of $7.7 million during the first six months of 2005.

Capital Resources

At June 30, 2006 our consolidated total assets were $2.76 billion, compared to $2.72 billion at December 31, 2005. Invested assets, primarily comprised of fixed maturity securities, decreased $15.2 million, or 0.7 percent, from December 31, 2005. The decrease in invested assets we experienced this year is attributable primarily to a decline in the unrealized appreciation recorded on our available-for-sale investments. The primary factor leading to this decline was the impact that increasing interest rates had on the carrying value of our available-for-sale fixed maturity portfolio. Available-for-sale fixed maturities are carried at fair market value, which generally declines as interest rates rise. The net unrealized gain from these investments is reported net of tax as a separate component of stockholders’ equity. Somewhat offsetting this decrease in invested assets for the period was the excess of cash outflows to investment purchases over cash inflows from investment sales, calls and maturities. The changes in our total reported balance in unaffiliated invested assets are summarized by the following table:

(Dollars in Thousands)
Invested Assets at December 31, 2005	$2,091,630
Purchases	179,098
Sales	(1,296)
Calls / Maturities	(150,709)
Realized gains on sale	3,649
Mark to market adjustment (1)	852
Net bond premium accretion	(1,302)
Change in unrealized gains	(41,125)
Other (2)	(4,320)
Change in carrying value of invested assets	(15,153)
Invested Assets at June 30, 2006	$2,076,477
(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.
(2) Pursuant to the sale of our subsidiary, American Indemnity Company, we disposed of $4.3 million in U.S. treasury notes.

The composition of our investment portfolio at June 30, 2006 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$515,704	73.5%	$1,284,101	93.3%	$1,799,805	86.6%
Equity securities	160,177	22.9	11,458	0.8	171,635	8.3
Trading securities	9,921	1.4	—	—	9,921	0.5
Mortgage loans	3,880	0.6	18,850	1.4	22,730	1.1
Policy loans	—	—	8,014	0.6	8,014	0.4
Other long-term investments	9,958	1.4	—	—	9,958	0.5
Short-term investments	1,300	0.2	53,114	3.9	54,414	2.6

Total	$700,940	100.0%	$1,375,537	100.0%	$2,076,477	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2006, $1,743.3 million, or 96.3 percent, of our fixed income security portfolio, was classified as available-for-sale, compared to $1,777.1 million, or 96.1 percent, at December 31, 2005. We classify our remaining fixed maturities as held-to-maturity or trading. Held-to-maturity fixed maturities are reported at amortized cost. Our trading securities consist primarily of convertible redeemable preferred debt securities, which are recorded at fair value, with any changes in fair value recognized in earnings. At June 30, 2006, cash and cash equivalents totaled $256.4 million compared to $162.8 million at December 31, 2005. This increase was primarily attributable to the common stock offering completed in May of 2006, the tax refunds received during 2006, the reinsurance recoveries received during the year related to Hurricanes Katrina and Rita, and the decreased level of investment activity experienced during the year. These increases in cash and cash equivalents were somewhat offset by the significant claim payments made during the year in response to catastrophe loss experience and the significant levels of annuity withdrawals we have encountered during the year.

Our consolidated deferred policy acquisition costs increased $27.8 million, or 23.2 percent, to $147.7 million at June 30, 2006 from the deferred policy acquisition costs at December 31, 2005. Our property and casualty insurance segment’s deferred policy acquisition costs increased $6.5 million, or 12.3 percent, to $59.3 million at June 30, 2006 from the deferred policy acquisition costs at December 31, 2005. Our life insurance segment’s deferred policy acquisition costs increased $21.3 million to $88.4 million at June 30, 2006 from the deferred policy acquisition costs at December 31, 2005. The increase in the life insurance segment’s deferred policy acquisition costs resulted primarily from the deferred policy acquisition costs related to its universal life and annuity business, which are affected by the changes in unrealized gains and losses on certain available-for-sale securities. Included as a part of the unrealized gains reported at June 30, 2006, are unrealized losses on available-for-sale securities that support the universal life and annuity business. As a result of increases in these unrealized losses during the six month period ended June 30, 2006 due to rising interest rates, deferred policy acquisition costs increased by $22.4 million.

Stockholders’ equity increased from $500.2 million at December 31, 2005 to $626.4 million at June 30, 2006, an increase of 25.2 percent. The increase in stockholders’ equity was primarily attributable to net proceeds of $107.5 million from our common stock offering that occurred in May of 2006. Additionally, net income of $36.4 million added to our increase. The primary decreases to stockholders’ equity were a decrease in net unrealized appreciation, after-tax, of $12.2 million and stockholder dividends of $6.2 million. At June 30, 2006, book value was $22.67 per common share compared to $21.20 per common share at December 31, 2005.

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

Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review. The table below sets forth a reconciliation of net premiums written to net premiums earned for the six-months ended June 30, 2006 and 2005.

(Dollars in Thousands)
Second Quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2006	$137,300	$(14,647)	$122,653
2005	134,258	(9,749)	124,509
Year to date	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2006	$266,083	$(22,807)	$243,276
2005	258,214	(11,009)	247,205

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are, by their nature, unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office (ISO), a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers “ISO losses.” We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. For the quarter ending June 30, 2006, losses from non-ISO losses totaled $.1 million, compared to $.4 million for the quarter ended June 30, 2005. For the six-month periods ending June 30, 2006 and 2005 non-ISO losses totaled $.2 million and $.4 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

Combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100.0 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the net loss and net loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned plus policyholder dividends divided by net premiums earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed during the second quarter of 2006.

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

The risk factors have not materially changed during the second quarter of 2006, from those disclosed in the first quarter 10-Q filed on May 2, 2006.

ITEM 4. Submission of Matters to a Vote of Security Holders

At United Fire’s Annual Stockholders’ Meeting on May 17, 2006, the following proposal was adopted by the margins indicated.

Proposal: To elect the following Class C directors for a term of three years or until such time as their respective successors have been elected or appointed.

	Number of Shares
	VOTED FOR	ABSTAINING
Christopher R. Drahozal	19,947,097	1,962,877
Jack B. Evans	19,929,796	1,980,178
Thomas W. Hanley	19,963,355	2,216,619
George D. Milligan	19,928,207	1,981,767

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

15.1	Letter of Acknowledgement from Ernst & Young LLP concerning unaudited interim financial information
31.1	Certification of John A. Rife, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dianne M. Lyons, Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Dianne M. Lyons, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)
July 31, 2006
(Date)
/s/ John A. Rife
John A. Rife President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer