Form 10-Q
period 2006-09-30
UNITED FIRE & CASUALTY CO
filed 2006-10-30
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

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

YES	[ X ]	NO	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).

YES	[ ]	NO	[ X ]

As of October 26, 2006, 27,633,153 shares of common stock were outstanding.

INDEX

United Fire & Casualty Company and Subsidiaries

Page
Forward-Looking Information	2

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Income (unaudited) for the three and nine months ended
September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
September 30, 2006 and 2005	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23
Part II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO

FORWARD-LOOKING INFORMATION

It is important to note that our actual results could differ materially from those projected in our forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors.”

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $53,012 in 2006 and $75,222 in 2005)	$51,750	$72,765
Available-for-sale, at fair value (amortized cost $1,779,345 in 2006 and $1,739,483 in 2005)	1,802,689	1,777,111
Equity securities, at fair value (cost $64,329 in 2006 and $49,839 in 2005)	184,701	158,522
Trading securities, at fair value (amortized cost $8,853 in 2006 and $4,898 in 2005)	9,784	4,881
Mortgage loans	28,265	23,637
Policy loans	8,104	8,193
Other long-term investments	11,095	11,036
Short-term investments	44,956	35,485
	$2,141,344	$2,091,630

Cash and Cash Equivalents	$237,031	$162,791
Accrued Investment Income	28,462	30,232
Premiums Receivable	137,304	115,655
Deferred Policy Acquisition Costs	133,118	119,869
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $27,904 in 2006 and $25,722 in 2005)	10,699	11,150
Reinsurance Receivables and Recoverables	60,438	126,161
Prepaid Reinsurance Premiums	6,062	3,015
Income Taxes Receivable	6,719	40,689
Other Assets	22,746	20,732
TOTAL ASSETS	$2,783,923	$2,721,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$521,887	$620,100
Life insurance	1,243,899	1,285,635
Unearned premiums	244,227	222,267
Accrued expenses and other liabilities	70,357	57,558
Deferred income taxes	42,032	36,152
TOTAL LIABILITIES	$2,122,402	$2,221,712
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,633,153 shares issued and outstanding in 2006 and 23,597,773 shares issued and outstanding in 2005	$92,108	$78,658
Additional paid-in capital	160,809	66,242
Retained earnings	318,227	268,872
Accumulated other comprehensive income, net of tax	90,377	86,440
TOTAL STOCKHOLDERS’ EQUITY	$661,521	$500,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,783,923	$2,721,924

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	Three Months		Nine Months
Ended September 30,	2006	2005	2006	2005

Revenues
Net premiums earned	$126,849	$119,238	$370,125	$366,443
Investment income, net	30,896	29,804	90,365	87,830
Realized investment gains	301	631	8,240	4,065
Other income	131	150	476	481
	$158,177	$149,823	$469,206	$458,819

Benefits, Losses and Expenses
Losses and loss settlement expenses	$71,346	$82,708	$223,860	$193,708
Increase in liability for future policy benefits	4,367	4,249	13,586	12,498
Amortization of deferred policy acquisition costs	31,910	27,697	92,445	83,445
Other underwriting expenses	5,484	11,287	19,495	30,463
Interest on policyholders’ accounts	12,082	13,565	37,554	41,425
	$125,189	$139,506	$386,940	$361,539
Income before income taxes	$32,988	$10,317	$82,266	$97,280
Federal income tax expense	10,562	2,362	23,447	29,808
Net income	$22,426	$7,955	$58,819	$67,472
Less preferred stock dividends and accretions	—	—	—	4,106
Earnings available to common shareholders	$22,426	$7,955	$58,819	$63,366
Weighted average common shares outstanding	27,633,153	23,595,653	25,624,094	22,056,455
Basic earnings per common share	$0.81	$0.34	$2.30	$2.87
Diluted earnings per common share	$0.81	$0.34	$2.29	$2.85
Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Nine Months
Ended September 30,	2006	2005
Cash Flows From Operating Activities
Net income	$58,819	$67,472
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium accretion	$1,482	$493
Depreciation and amortization	2,721	2,757
Realized investment gains	(8,240)	(4,065)
Net cash flows from trading investments	(4,663)	3,672
Deferred income tax expense	4,618	656
Changes in:
Accrued investment income	1,770	(3,019)
Premiums receivable	(21,649)	(9,261)
Deferred policy acquisition costs	(4,679)	(532)
Reinsurance receivables	65,723	(106,728)
Prepaid reinsurance premiums	(3,047)	22
Income taxes receivable/payable	33,970	(8,442)
Other assets	(2,014)	(3,814)
Future policy benefits and losses, claims and loss settlement expenses	(77,942)	144,499
Unearned premiums	21,960	4,805
Accrued expenses and other liabilities	12,799	5,304
Deferred income taxes	(856)	(309)
Other, net	414	852
Total adjustments	$22,367	$26,890
Net cash provided by operating activities	$81,186	$94,362
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$754	$3,929
Proceeds from call and maturity of held-to-maturity investments	21,348	10,510
Proceeds from call and maturity of available-for-sale investments	175,783	154,689
Proceeds from short-term and other investments	36,062	37,131
Purchase of available-for-sale investments	(224,387)	(342,298)
Purchase of short-term and other investments	(49,932)	(19,248)
Net purchases and sales of property and equipment	(2,229)	(1,354)
Net cash used in investing activities	$(42,601)	$(156,641)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$139,824	$92,157
Withdrawals from investment and universal life contracts	(201,831)	(87,004)
Issuance of common stock	107,126	699
Redemption of preferred stock	—	(142)
Payment of cash dividends	(9,464)	(9,181)
Net cash provided (used) by financing activities	$35,655	$(3,471)
Net Change in Cash and Cash Equivalents	$74,240	$(65,750)
Cash and Cash Equivalents at Beginning of Period	162,791	305,575
Cash and Cash Equivalents at End of Period	$237,031	$239,825

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

Note 1.	Significant Accounting Policies

Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ending September 30, 2006 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying Consolidated Financial Statements in conformity with GAAP.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $13.5 million for the nine-month period ended September 30, 2006, compared to $37.9 million for the nine-month period ended September 30, 2005. We have also received tax refunds totaling $27.8 million through the nine-month period ended September 30, 2006, due to an overpayment of a prior year tax and a capital loss carryback. We made no significant payments of interest for the nine-month periods ended September 30, 2006 and 2005, other than interest credited to policyholders’ accounts.

Income Taxes

In the third quarter of 2006, our effective federal income tax rate was 32.0 percent, compared to 22.9 percent for the third quarter of 2005. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

Contingent Liabilities

In the aftermath of Hurricane Katrina, our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, and many other insurers in the Louisiana market have been named defendants in litigation commenced by policyholders seeking class certification alleging various improprieties in the claims settlement process. This litigation is in the very early stages and we cannot at this time make a determination that the litigation is or will be material, but we believe the claims have been handled consistent with the policy language and the applicable law. However, this litigation and the number of potential members of any class certified, could potentially create a material obligation for Lafayette Insurance Company, although we do not consider this to be a material exposure at this time.

Lafayette Insurance Company and United Fire & Casualty Company have specifically been named as a defendant in approximately 200 lawsuits filed by individual policyholders alleging a right to recover additional money as a result of property damage sustained during Hurricane Katrina and its aftermath. We do not consider the exposure from these lawsuits, individually or in the aggregate, to be material at this time.

We consider all of our other litigation pending at September 30, 2006, to be ordinary, routine and incidental to our business.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as the derecognition of a tax position previously recognized in the financial statements. FIN 48 also prescribes expanded disclosure requirements for unrecognized tax benefits recorded. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48 to determine its impact on our Consolidated Financial Statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, FAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although FAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing FAS 157 to determine its impact on our Consolidated Financial Statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans (“FAS 158”). FAS 158 requires the recognition of pension and other post-retirement benefit plans’ overfunded or underfunded status as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity, net of tax. However, FAS 158 does not change the amount of net periodic benefit cost recognized as a component of current period of operations. FAS 158 will also require the measurement of the funded status of a plan to match that of the date of our year-end Consolidated Financial Statements, eliminating the use of earlier measurement dates that were previously permissible. The requirement to recognize the funded status of a plan is effective for fiscal years ending after December 15, 2006; the requirement for congruent measurement dates is effective for fiscal years ending after December 15, 2008. We currently utilize December 31 as the measurement date for plan assets and obligations and, therefore, comply with this requirement. We are currently reviewing the other requirements of FAS 158 to determine its impact on our Consolidated Financial Statements upon adoption.

Note 2.	Stock Options

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments accumulate and are exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors. Since the inception of the plan, we have granted options for 588,792 shares of United Fire common stock pursuant to this plan, of which 113,742 have been exercised and 15,800 have been forfeited. For the nine-month period ended September 30, 2006, we have granted options for 126,750 shares of United Fire common stock pursuant to this plan. During the year, 9,680 options have been exercised and 10,100 options have been forfeited.

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase up to 150,000 shares of United Fire’s common stock. The Board has the authority to determine which directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock, other than those terms and conditions set forth in the plan, and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Through September 30, 2006, we have granted 18,000 options pursuant to this plan, none of which have been exercised or forfeited.

Pursuant to our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, we now recognize stock-based compensation expense on options granted under our stock option plans. This expense is based on the fair value of the respective stock award and is recognized ratably over the underlying vesting period. We utilized the modified-prospective method prescribed by SFAS 123(R) in transitioning to this new accounting treatment for stock-based compensation expense. This method requires that stock-based compensation expense be recorded for all stock options granted subsequent to January 1, 2006 and all unvested stock options that existed upon the adoption of SFAS 123(R). As allowed by SFAS 123(R), we have utilized the Black-Scholes option pricing method to establish the fair value of options granted under our stock option plans. Our determination of fair value of stock-based payment awards on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected volatility in our stock price and expected dividends to be paid over the term of the awards, the risk-free interest rate, and actual and projected employee stock option exercise activity. Any changes in these assumptions may materially affect the estimated fair value of the equity-based award.

Prior to the adoption of SFAS 123(R), we presented the tax benefit of stock option exercises as an operating cash flow. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows. This change in presentation did not have a material impact on the amounts reported in the accompanying statement of cash flows for the nine-months ended September 30, 2006.

For the three- and nine-month periods ended September 30, 2006, we recognized stock-based compensation expense under SFAS 123(R) of $.3 million and $.8 million, respectively, which resulted in a $.01 and $.02 decrease in our basic and diluted earnings per share for each period, respectively. As of September 30, 2006, we have approximately $3.7 million in stock-based compensation that has yet to be recognized through our results of operations pursuant to SFAS 123(R). This compensation will be reflected through our financial results as the underlying stock options vest. Prior to January 1, 2006, the reporting of pro forma stock-based compensation was limited to disclosure in the notes to the Consolidated Financial Statements. Pro forma net income was $7.8 million and $67.2 million for the three- and nine-month periods ended September 30, 2005, respectively. These amounts include $.1 million and $.3 million in pro forma stock-based compensation expense (net of the related tax effects) for the three- and nine-month periods ended September 30, 2005, respectively.

Note 3.	Employee Benefit Plans

Among the employee benefit plans we offer, the two most significant plans are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

All of our employees are eligible to participate in the noncontributory defined benefit pension plan after they have completed one year of service, attained 21 years of age, and met the hourly service requirements with United Fire. Under our pension plan, retirement benefits are a function of the number of years of service and the level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations.

All of our eligible employees and retirees are able to participate in our health and dental benefit plan. The plan is composed of two programs: (1) the Self-Funded Retiree Health and Dental Benefit Plan and (2) the Self-Funded Employee Health and Dental Benefit Plan. The plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the claims administrator within 365 days after the end of the calendar year in which the charges were incurred. Our pension and post-retirement benefit costs are displayed in the following table.

(Dollars in Thousands)	Three Months		Nine Months
Ended September 30,	2006	2005	2006	2005

Pension Costs	$639	$441	$1,918	$1,744

Other Post-retirement Benefit Costs	366	239	1,097	1,012

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 that we expected to contribute $4.0 million to our pension plan in 2006. For the nine-month period ended September 30, 2006, we have contributed $4.7 million to the pension plan. We now anticipate that the total contribution in 2006 will be approximately $5.6 million.

Note 4.	Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products, and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations. Our management evaluates the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2005.

In May 2006, we closed on the sale of our subsidiary, American Indemnity Company, a Texas domiciled property and casualty insurance company that is licensed in 26 states and the District of Columbia. The sale involved only American Indemnity Company and did not affect the business of any of our other Texas subsidiaries or operations at our Gulf Coast Regional Office in Galveston, Texas. American Indemnity Company had not written or renewed any policies of insurance since November 2003 and was sold as a “shell” company with no liabilities and only the capital assets necessary to maintain its licenses. The sale of American Indemnity Company resulted in a realized gain of $3.4 million, which has been recorded in the nine-month results of our property and casualty insurance segment.

The following analysis has been reconciled to amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2006
Net premiums earned	$343,022	$27,287	$370,309
Investment income, net of investment expenses	29,372	61,006	90,378
Realized investment gains	6,570	1,672	8,242
Other income	(45)	521	476
Revenues	$378,919	$90,486	$469,405
Inter-segment Eliminations	(100)	(99)	(199)
Total Revenues	$378,819	$90,387	$469,206
Net Income	$49,858	$8,961	$58,819
Assets	$1,291,307	$1,492,616	$2,783,923

Nine Months Ended September 30, 2005
Net premiums earned	$338,043	$28,577	$366,620
Investment income, net of investment expenses	25,747	61,990	87,737
Realized investment gains	2,440	1,625	4,065
Other income	—	481	481
Revenues	$366,230	$92,673	$458,903
Inter-segment Eliminations	(99)	15	(84)
Total Revenues	$366,131	$92,688	$458,819
Net Income	$60,281	$7,191	$67,472
Assets	$1,234,388	$1,531,175	$2,765,563

Note 5.	Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $38.5 million for the three months ended September 30, 2006, compared to a comprehensive loss of $.9 million for the three months ended September 30, 2005. Comprehensive income was $62.8 million and $52.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Note 6.	Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing earnings available to common shareholders (defined as net income or loss, less dividends to preferred shareholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and our convertible preferred stock, as applicable. During the second quarter of 2005, we redeemed all shares of preferred stock that were not previously converted into shares of common stock. We therefore had no shares of preferred stock outstanding during 2006.

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

(Dollars in Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings available to common shareholders	$22,426	$7,955	$58,819	$63,366
Weighted-average common shares outstanding	27,633	23,596	25,624	22,056
Basic earnings per share	$0.81	$0.34	$2.30	$2.87

(Dollars in Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$22,426	$7,955	$58,819	$67,472
Preferred dividends and accretions	—	—	—	(4,106)
Total earnings available to common shareholders	$22,426	$7,955	$58,819	$63,366
Weighted-average common shares outstanding	27,633	23,596	25,624	22,056
Potentially dilutive common shares - convertible preferred stock	—	—	—	1,527
Potentially dilutive common shares - stock options (1)	47	104	62	80
Weighted-average common and potential shares outstanding	27,680	23,700	25,686	23,663
Diluted earnings per share	$0.81	$0.34	$2.29	$2.85
(1)

For the three- and nine-month periods ended September 30, 2006, we had 260,750 and 144,750 anti-dilutive options outstanding, respectively, which were excluded from the computation of diluted earnings per share.

Note 7.	Common Stock Offering

During the second quarter of 2006, we completed an offering of shares of our common stock priced at $28.00 per share. Pursuant to this offering, we issued 4.025 million shares of our $3.33 par value common stock, resulting in proceeds (net of $5.7 million in underwriting expenses) of $107.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

October 30, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Forward-Looking Statements
•	Critical Accounting Policies
•	Overview and Outlook
•	Our Business
•	Summary Information
•	Financial Overview
•	Results of Operations
•	Consolidated Financial Highlights
•	Property and Casualty Insurance Segment Results
•	Life Insurance Segment Results
•	Investment Results
•	Liquidity & Capital Resources
•	Liquidity
•	Capital Resources
•	Statutory and Other Financial Measures

FORWARD-LOOKING STATEMENTS

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

•	the adequacy of our reserves established for Hurricanes Katrina and Rita, which are based on management estimates;
•	developments in domestic and global financial markets that could affect our investment portfolio and financing plans;
•	additional government and NASDAQ policies relating to corporate governance, and the cost to comply;
•	changing rates of inflation;
•	the valuation of invested assets;
•	the valuation of pension and post-retirement benefit obligations;
•	the calculation and recovery of deferred policy acquisition costs;
•	the resolution of legal issues pertaining to the World Trade Center catastrophe;
•	the ability to maintain and safeguard the security of our data;
•	the resolution of regulatory and legal issues pertaining to Hurricane Katrina; and
•	our relationship with our reinsurers.

These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Our forward-looking statements speak only as of the date of this report or as of the date they are made and we undertake no obligation to update forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and loss settlement expenses, the valuation of reserves for future policy benefits, the calculation of the deferred policy acquisition cost asset, and the valuation of pension and post-retirement benefit obligations. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2005.

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

Financial Overview

During the third quarter of 2006, we achieved a 7.8 percent increase in direct property and casualty premiums written as compared to the third quarter of 2005. The increase in direct premiums written is attributable to increases in both policy retention and new premium writings achieved in the third quarter of 2006. The favorable impact of this increased level of business on our net premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. In aggregate, our premium prices decreased by approximately 5.0 percent during the third quarter of 2006.

Our property and casualty segment also experienced favorable claims activity for the quarter, achieving a 57.5 percent net loss ratio. This performance reflects the disciplined underwriting practices implemented within our company.

Our life insurance segment achieved an increase in net income during the quarter as a result of a decrease in expenses due to favorable mortality experience and a decrease in the provision for interest paid to policyholders. The life insurance segment also had strong annuity and single premium whole life sales during the quarter. However, our annuity reserves continue to decline – primarily a result of annuitants seeking alternative investment opportunities. During the third quarter, we raised our annuity crediting rates to be more competitive in the marketplace.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

(Dollars in Thousands)	Three Months				Nine Months
Ended September 30,	2006	2005	Change	%	2006	2005	Change	%

Revenues
Net premiums earned	$126,849	$119,238	7,611	6.4%	$370,125	$366,443	3,682	1.0%
Investment income, net	30,896	29,804	1,092	3.7%	90,365	87,830	2,535	2.9%
Realized investment gains	301	631	(330)	-52.3%	8,240	4,065	4,175	102.7%
Other income	131	150	(19)	-12.7%	476	481	(5)	-1.0%
	$158,177	$149,823	8,354	5.6%	$469,206	$458,819	10,387	2.3%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$71,346	$82,708	(11,362)	-13.7%	$223,860	$193,708	30,152	15.6%
Increase in liability for future policy benefits	4,367	4,249	118	2.8%	13,586	12,498	1,088	8.7%
Amortization of deferred policy acquisition costs	31,910	27,697	4,213	15.2%	92,445	83,445	9,000	10.8%
Other underwriting expenses	5,484	11,287	(5,803)	-51.4%	19,495	30,463	(10,968)	-36.0%
Interest on policyholders’ accounts	12,082	13,565	(1,483)	-10.9%	37,554	41,425	(3,871)	-9.3%
	$125,189	$139,506	(14,317)	-10.3%	$386,940	$361,539	25,401	7.0%
Income before income taxes	$32,988	$10,317	22,671	219.7%	$82,266	$97,280	(15,014)	-15.4%
Federal income tax expense	10,562	2,362	8,200	347.2%	23,447	29,808	(6,361)	-21.3%
Net income	$22,426	$7,955	14,471	181.9%	$58,819	$67,472	(8,653)	-12.8%

Our third quarter of 2006 results significantly improved over third quarter of 2005. The 6.4 percent increase in premiums earned in the third quarter of 2006 is due to the increased premiums written in our property and casualty segment during the third quarter of 2006. The 13.7 percent decrease in losses and loss settlement expenses in the third quarter of 2006 compared to the third quarter of 2005 is primarily attributable to the impact that Hurricane Katrina and Hurricane Rita had on our company during the third quarter of last year.

For the nine-month period ended September 30, 2006, net realized investment gains improved 102.7 percent, primarily because of a $3.4 million gain recognized on our sale of American Indemnity Company. Losses and loss settlement expenses increased 15.6 percent due to the severe development of Hurricanes Katrina and Rita in the first two quarters of 2006.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Net premiums written	$114,614	$104,600	$364,223	$347,263
Net premiums earned	$117,880	$109,578	$343,022	$338,043
Losses and loss settlement expenses	(67,764)	(78,013)	(212,252)	(179,812)
Amortization of deferred policy acquisition costs	(29,394)	(24,873)	(84,897)	(74,898)
Other underwriting expenses	(3,323)	(9,768)	(13,180)	(25,236)
Underwriting income	$17,399	$(3,076)	$32,693	$58,097

Investment income, net	$10,802	$9,020	$29,274	$25,648
Realized investment gains	310	532	6,568	2,440
Other income (expense)	(45)	—	(45)	—
Income before income taxes	$28,466	$6,476	$68,490	$86,185

GAAP Ratios:
Net loss ratio	57.5%	71.2%	61.9%	53.2%
Expense ratio	27.8%	31.6%	28.6%	29.6%
Combined ratio	85.3%	102.8%	90.5%	82.8%
Combined ratio (without catastrophes)	81.5%	71.7%	73.6%	71.3%

Personal and commercial* lines underwriting analysis:
Net premiums earned - personal lines	$9,199	$9,619	$28,084	$31,902
Losses and loss settlement expenses - personal lines	$5,594	$19,490	$25,572	$31,097
Personal lines net loss ratio	60.8%	202.6%	91.1%	97.5%

Net premiums earned - commercial lines	$108,681	$99,959	$314,938	$306,141
Losses and loss settlement expenses - commercial lines	$62,170	$58,523	$186,680	$148,715
Commercial lines net loss ratio	57.2%	58.5%	59.3%	48.6%
*Commercial lines information includes assumed reinsurance results

In the third quarter of 2006, our property and casualty insurance segment’s pre-tax income was $28.5 million, compared to pre-tax income of $6.5 million in the third quarter of 2005. Net premiums written in the third quarter of 2006 were $114.6 million, compared to $104.6 million in the third quarter of 2005. The increase in net premiums written is largely a result of our underwriters’ commitment to writing quality new business and retaining desirable renewal business in the third quarter of 2006. The favorable impact these factors had on our net premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. In aggregate, our commercial premium prices decreased by approximately 5.0 percent during the third quarter of 2006. Exceptions included property lines in geographic areas that are prone to catastrophic loss resulting from hurricanes and earthquakes. In these areas, we are increasing rates, and we have implemented or are implementing stricter underwriting guidelines and policy terms. The personal lines environment is very competitive particularly in the automobile line of business.  In the homeowners line of business, we have experienced flat to single digit pricing decreases in the Midwest, while in coastal areas pricing has continued to firm. The increases we have experienced recently in net premiums written have resulted in increased levels of net premiums earned.

Losses and loss settlement expenses decreased to $67.8 million in the third quarter of 2006 from $78.0 million in the third quarter of 2005. The change between quarters is attributable to the impact Hurricanes Katrina and Rita had on our third quarter 2005 underwriting results. While our catastrophe loss experience has improved, our non-

catastrophe loss ratio has increased to 81.5 percent during the third quarter of 2006 from 71.7 percent in the third quarter of 2005, due to an increase in claim severity experienced in our fire, other liability, workers’ compensation, and commercial auto lines of business during the third quarter of 2006. Despite the increase in the non-catastrophe loss ratio during the third quarter, our non-catastrophe underwriting results for the year remain strong, which reflects the low levels of claims frequency we have experienced.

Pre-tax catastrophe losses, net of reinsurance, of $4.5 million for the third quarter of 2006 added 3.8 percentage points to the third quarter combined ratio, resulting in a reduction in after-tax earnings of $.11 per share. These losses were largely composed of costs incurred related to storms impacting the Midwest during the quarter and the continued development of losses incurred from storms that occurred earlier in the year. Pre-tax charges, net of reinsurance, incurred from catastrophes during the third quarter of 2005 totaled $34.4 million, which added 31.1 percentage points to the third quarter 2005 combined ratio and reduced after-tax earnings by $.95 per share. These charges were composed almost entirely of the incurred losses, loss adjustment expenses, and reinsurance reinstatement premiums resulting from Hurricane Katrina and Hurricane Rita.

We analyze our property and casualty financial results through the review and comparison of financial measures common to the insurance industry, which include the losses and loss settlement expense ratios (collectively referred to as the “net loss ratio”), the underwriting expense ratio (the “expense ratio”) and the combined ratio. The ratios used in this discussion have been prepared on the basis of GAAP. The calculation of these ratios is discussed further in the Statutory and Other Financial Measures section of Management’s Discussion and Analysis.

The combined ratio, a commonly used financial measure of underwriting performance, is the sum of the net loss ratio and the expense ratio. Generally, a combined ratio below 100.0 percent indicates an underwriting profit. Our combined ratio for the third quarter of 2006 was 85.3 percent, compared to 102.8 percent for the third quarter of 2005. Our combined ratio for the nine-month period ended September 30, 2006 was 90.5 percent, compared to 82.8 percent for the same period in 2005. We review the net loss ratio to measure our results by line. We make pricing and underwriting decisions based upon these results. The table below details our commercial and personal lines loss ratios.

Nine months ended September 30,	2006			2005
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio
Commercial lines:
Other liability	$96,010	$28,083	29.3%	$90,096	$39,317	43.6%
Fire and allied lines	92,384	83,448	90.3	90,437	44,209	48.9
Automobile	70,750	36,183	51.1	69,786	31,889	45.7
Workers’ compensation	31,324	23,622	75.4	29,433	19,011	64.6
Fidelity and surety	15,946	7,554	47.4	18,227	6,628	36.4
Miscellaneous	643	51	7.9	602	261	43.4
Total commercial lines	$307,057	$178,941	58.3%	$298,581	$141,315	47.3%

Personal lines:
Fire and allied lines	$15,274	$18,226	119.3%	$15,816	$22,041	139.4%
Automobile	12,560	6,783	54.0	15,645	7,966	50.9
Miscellaneous	250	563	225.2	441	1,090	247.2
Total personal lines	$28,084	$25,572	91.1%	$31,902	$31,097	97.5%

Reinsurance assumed	$7,881	$7,739	98.2%	$7,560	$7,400	97.9%

Total	$343,022	$212,252	61.9%	$338,043	$179,812	53.2%

The expense ratio was 27.8 percent for the third quarter of 2006, compared to 31.6 percent in the third quarter of 2005. The expense ratio was 28.6 percent for the nine months ended September 30, 2006, compared to 29.6 percent for the nine months ended September 30, 2005. The improvement in the expense ratio reflects the impact that Hurricane Katrina and Hurricane Rita had on our ability to defer underwriting costs during the third quarter of 2005.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Revenues:
Net premiums written	$8,342	$8,457	$24,816	$24,008
Net premiums earned	$8,969	$9,660	$27,103	$28,400
Investment income, net	20,094	20,784	61,091	62,182
Realized investment gains (losses)	(9)	99	1,672	1,625
Other income	176	150	521	481
Total Revenues	$29,230	$30,693	$90,387	$92,688

Benefits, Losses and Expenses:
Losses and loss settlement expenses	$3,582	$4,695	$11,608	$13,896
Increase in liability for future policy benefits	4,367	4,249	13,586	12,498
Amortization of deferred policy acquisition costs	2,516	2,824	7,548	8,547
Other underwriting expenses	2,161	1,519	6,315	5,227
Interest on policyholders’ accounts	12,082	13,565	37,554	41,425
Total Benefits, Losses and Expenses	$24,708	$26,852	$76,611	$81,593

Income Before Income Taxes	$4,522	$3,841	$13,776	$11,095

In the third quarter of 2006, our life insurance segment recorded pre-tax income of $4.5 million, compared to $3.8 million for the third quarter of 2005. This improvement was the result of a combination of factors. Total revenues diminished as the result of a $.7 million decrease in net premiums earned and a $.7 million decrease in investment income. The decrease in premiums earned was primarily due to the runoff of our credit life business, which we ceased writing in 2004. The decrease in our investment income reflects the impact that recent increased levels of annuity withdrawals has had on our level of assets available for investment. The decreased level of revenues was more than offset by decreases in our total benefits, losses, and expenses. These decreases include a $1.1 million decrease in losses and loss settlement expenses, which is the result of an improvement in mortality experience during the third quarter of 2006 as compared to the third quarter of 2005. This was accompanied by a $1.5 million decrease in the provision for interest on policyholders’ accounts, which is attributable to an increase in annuity withdrawals.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, annuity deposits are recorded as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the third quarter of 2006, annuity deposits were $38.4 million, compared to $13.0 million in the third quarter of 2005. The increased level of annuity deposits is primarily due to an increase in renewals of existing annuities during the third quarter of 2006, resulting from an increase in our interest rates, which enhanced the desirability of our annuities compared to other options such as certificates of deposit. These deposits were more than offset by annuity surrenders and withdrawals of $43.4 million in the third quarter of 2006, compared to $24.7 million in the third quarter of 2005. The increase in surrenders and withdrawals is primarily attributable to our annuitants seeking alternative investment opportunities to a greater extent in 2006 than in 2005.

Investment Results

We recorded net investment income (before tax) of $90.4 million for the nine-month period ended September 30, 2006, compared to $87.8 million for the nine-month period ended September 30, 2005. Our invested assets increased from $2.09 billion at December 31, 2005 to $2.14 billion at September 30, 2006. This is primarily attributable to the common stock offering we completed during the second quarter of 2006, which resulted in proceeds (net of $5.7 million in underwriting expenses) of $107.1 million.

Net realized investment gains (before tax) for the nine-month period ended September 30, 2006 totaled $8.2 million, compared to $4.1 million of net realized investment gains (before tax) for the nine-month period ended September 30, 2005. This increase is attributable primarily to the $3.4 million gain recognized on our sale of American Indemnity Company in May 2006.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the first nine months of 2006 we recorded $.2 million in investment write-downs, compared to $.8 million for the nine month period ended September 30, 2005.

LIQUIDITY & CAPITAL RESOURCES

Liquidity

Cash flow and liquidity is derived from three sources: 1) operating activities; 2) investing activities; and 3) financing activities.

Net cash provided by our operating activities was $81.2 million for the nine months ended September 30, 2006, compared to $94.4 million for the nine months ended September 30, 2005. The decrease in cash provided by operating activities resulted primarily from the claim payments made during the first nine months of 2006 in response to our catastrophe loss experience. This was somewhat offset by the tax refund received for the nine month period ended September 30, 2006 and the reinsurance recoveries received during the year related to Hurricanes Katrina and Rita.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $235.8 million through September 30, 2006 and $216.6 million through September 30, 2005. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims, and claim adjusting expenses. If our operating, investment, and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At September 30, 2006, our consolidated invested assets included $45.0 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2007. We did not utilize our line of credit in the first nine months of 2006, other than to secure letters of credit utilized in our reinsurance operations. The outstanding letters of credit are not material in amount as of September 30, 2006.

Cash provided by financing activities was $35.7 million through the first nine months of 2006, compared to cash used in financing activities of $3.5 million through the first nine months 2005, an increase of $39.2 million between periods. This increase is primarily due to the completion of our common stock offering, resulting in proceeds (net of underwriting expenses) of $107.1 million. Offsetting this is an increase in the amount of surrenders and withdrawals experienced by our life insurance segment’s annuity portfolio during the year, which resulted in negative annuity cashflows of $62.0 million during the first nine month of 2006, compared to positive annuity cashflows of $5.2 million during the first nine months of 2005.

Capital Resources

At September 30, 2006 our consolidated total assets were $2.78 billion, compared to $2.72 billion at December 31, 2005. Invested assets, primarily composed of fixed maturity securities, increased $49.7 million, or 2.4 percent, from December 31, 2005. The increase in invested assets we experienced this year is attributable to investment purchases exceeding investment sales, calls, and maturities. The elevated amount of purchases experienced during 2006 is the result of investing the proceeds from our second quarter common stock offering and our year-to-date operating cash flows. The changes in our total reported balance in unaffiliated invested assets are summarized in the table below.

(Dollars in Thousands)
Invested Assets at December 31, 2005	$2,091,630
Purchases	280,849
Sales	(1,604)
Calls / Maturities	(226,436)
Net realized investment gains	3,890
Mark to market adjustment (1)	675
Net bond premium accretion	(1,482)
Change in net unrealized appreciation	(2,519)
Other (2)	(3,659)
Change in carrying value of invested assets	49,714
Invested Assets at September 30, 2006	$2,141,344
(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.
(2) In connection with the sale of our subsidiary, American Indemnity Company, we disposed of $4.3 million in U.S. treasury notes.

The composition of our investment portfolio at September 30, 2006 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$572,665	74.7%	$1,281,774	93.2%	$1,854,439	86.6%
Equity securities	168,067	21.9	16,634	1.2	184,701	8.6
Trading securities	9,784	1.3	—	—	9,784	0.5
Mortgage loans	3,720	0.5	24,545	1.8	28,265	1.3
Policy loans	—	—	8,104	0.6	8,104	0.4
Other long-term investments	11,095	1.4	—	—	11,095	0.5
Short-term investments	1,200	0.2	43,756	3.2	44,956	2.1

Total	$766,531	100.0%	$1,374,813	100.0%	$2,141,344	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2006, $1,802.7 million, or 96.7 percent of our fixed income security portfolio was classified as available-for-sale, compared to $1,777.1 million, or 95.8 percent, at December 31, 2005. We classify our remaining fixed maturities as held-to-maturity or trading. Held-to-maturity fixed maturities are reported at amortized cost. Trading fixed maturities, primarily convertible redeemable preferred debt securities, are recorded at fair value, with any changes in fair value recognized in earnings. At September 30, 2006, cash and cash equivalents totaled $237.0 million compared to $162.8 million at December 31, 2005. This increase was primarily attributable to the common stock offering completed in May of 2006, the tax refunds received during 2006, the reinsurance recoveries received during the year related to Hurricanes Katrina and Rita. These increases in cash and cash equivalents were somewhat offset by both the large amount of settlements made during the year in response to Hurricane Katrina and the annuity withdrawals during the year.

Our consolidated deferred policy acquisition costs increased $13.2 million, or 11.1 percent, to $133.1 million at September 30, 2006 from December 31, 2005. Our property and casualty insurance segment’s deferred policy acquisition costs increased $5.9 million, or 11.1 percent, to $58.7 million at September 30, 2006 from December 31, 2005. Our life insurance segment’s deferred policy acquisition costs increased $7.4 million, or 11.0 percent, to $74.4 million at September 30, 2006 from December 31, 2005. The increase in the life insurance segment’s deferred policy acquisition costs is primarily related to universal life and annuity business, which are affected by the changes in unrealized gains and losses on certain available-for-sale securities. Included as a part of the net unrealized gains reported at September 30, 2006, are unrealized losses on available-for-sale securities that support the universal life and annuity business. As a result of increases in these unrealized losses during the nine-month period ended September 30, 2006, due primarily to rising interest rates, deferred policy acquisition costs increased by $8.6 million.

Stockholders’ equity increased from $500.2 million at December 31, 2005 to $661.5 million at September 30, 2006, an increase of 32.3 percent. The increase in stockholders’ equity was primarily attributable to net proceeds of $107.1 million from our common stock offering that occurred in May of 2006, net income of $58.8 million, and an increase in net unrealized appreciation, after-tax, of $3.9 million. The primary decrease to stockholders’ equity was stockholder dividends of $9.5 million. At September 30, 2006, book value was $23.94 per common share compared to $21.20 per common share at December 31, 2005.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain statutory and other financial measures enhances investor understanding of our financial performance. The statutory and other financial measures we utilize in this report include net premiums written, catastrophe losses, statutory combined ratio, underwriting income, and annuity deposits. Statutory financial information represents information prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual, as applied in Iowa, United Fire & Casualty Company’s state of domicile.

Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review. The table below sets forth a reconciliation of net premiums written to net premiums earned for the nine-months ended September 30, 2006 and 2005.

(Dollars in Thousands)
Third Quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2006	$122,956	$3,893	$126,849
2005	113,057	6,181	119,238
Year to date	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2006	$389,039	$(18,914)	$370,125
2005	371,271	(4,828)	366,443

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are, by their nature, unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office (ISO), a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. For the quarter ended September 30, 2006, we had no losses from non-ISO catastrophes, compared to $.1 million for the quarter ended September 30, 2005. For the nine-month period ended September 30, 2006 and 2005 losses from non-ISO catastrophes totaled $.2 million and $.5 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

Combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100.0 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the net loss and net loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned plus policyholder dividends divided by net premiums earned; the expense ratio is calculated by dividing underwriting expenses by net premiums written.

Underwriting Income: This is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses, loss settlement expenses, amortization of deferred policy acquisition costs and other underwriting expenses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a detailed discussion of legal proceedings of the Company, refer to Note 1—Contingent Liabilities in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A of our 2005 annual report on Form 10-K, our registration statement on Form S-3 filed with the SEC on April 10, 2006, our final prospectus supplement filed on May 12, 2006, and our quarterly report on Form 10-Q for the quarter ended June 30, 2006, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned documents are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
3.1

Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2

First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3

Third Amendment to the Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of United Fire & Casualty Company’s Form 10-Q, Commission File Number 2-39621, filed with the Commission on July 29, 2005)

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

15.1	Letter of Acknowledgement from Ernst & Young LLP concerning unaudited interim financial information
31.1	Certification of John A. Rife pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dianne M. Lyons pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John A. Rife pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)
October 30, 2006
(Date)
/s/ John A. Rife
John A. Rife President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer