Form 10-K
period 2006-12-31
UNITED FIRE & CASUALTY CO
filed 2007-03-01
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

OR

__	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY

(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue SE Cedar Rapids, Iowa	52407-3909
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 399-5700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [X	] NO [	]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [	] NO [X	]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]	NO [X]

As of February 23, 2007, 27,651,393 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2006, was approximately $611.3 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates.

FORM 10-K TABLE OF CONTENTS

United Fire & Casualty Company and Subsidiaries

PART I.

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

It is important to note that our actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our organizational structure is as follows:

In May 2006, we closed on the sale of our subsidiary, American Indemnity Company, a Texas domiciled property and casualty insurance company licensed in 26 states and the District of Columbia. The sale involved only American Indemnity Company and did not affect the business of any of our other Texas subsidiaries or the operations at our Gulf Coast Regional Office in Galveston, Texas. American Indemnity Company had not written or renewed any

United Fire & Casualty Company and Subsidiaries

policies of insurance since November 2003 and was sold as a “shell” company with no liabilities and only the capital assets necessary to maintain its licenses.

We report our operations in two business segments: property and casualty insurance and life insurance. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 10, "Segment Information." All intercompany balances have been eliminated in consolidation.

As of December 31, 2006, we employed 645 full-time employees.

Our Web site provides access to our electronic filings with the Securities and Exchange Commission. The public may access and view all of our filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports through the “Investor Relations” section of our Web site free of charge. We also voluntarily provide paper and electronic copies of our filings free of charge upon request. Our company Web site address is www.unitedfiregroup.com.

MARKETING

We market our products through our home office in Cedar Rapids, Iowa and two regional locations, Westminster, Colorado, a suburb of Denver and Galveston, Texas.

We are licensed as a property and casualty insurer in 41 states, primarily in the Midwest, West and South. We have 891 independent agencies representing us and our property and casualty subsidiaries. Our life insurance subsidiary is licensed in 27 states, primarily in the Midwest and West and is represented by 899 independent agencies. The following table depicts the top five states for direct premiums written for our property and casualty insurance operations and life insurance operations.

Top Five States for Direct Premium Written
Property and Casualty Insurance:
Texas	12.8%
Iowa	12.7%
Colorado	10.6%
Louisiana	10.4%
Missouri	8.1%
Total Percent of Direct Premium Written	54.6%

Life Insurance:
Iowa	47.6%
Wisconsin	9.9%
Minnesota	9.4%
Nebraska	7.7%
Illinois	6.6%
Total Percent of Direct Premium Written	81.2%

We staff our regional offices with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. Also, home office staff technicians and specialists provide support to the subsidiaries, regional offices and independent agencies. We use management reports to monitor subsidiary and regional offices for overall results and conformity to our business policies.

We compete in the United States property and casualty insurance market with approximately 3,200 other insurers. The industry is highly competitive, with insurers competing on the basis of service, price and coverage. Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality

United Fire & Casualty Company and Subsidiaries

property and casualty business with us. We estimate property and casualty agencies will receive profit-sharing commissions of $13.4 million in 2007, based on business produced by the agencies in 2006.

Our life insurance company also operates in a highly competitive industry. We encounter significant competition in all lines of business from other life insurance companies and other providers of financial services. Our life insurance company utilizes competitive commission rates, other sales incentives and quality service to attract and maintain its relationship with independent agencies.

To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, our public Web site, which provides general company and product information, includes a section accessible exclusively to our agents where they can quote new business, submit applications, submit change requests, report new claims and process payments electronically. Our agents can access detailed information about their policyholders’ accounts, including policy declarations, coverage forms, billing transactions and claims information. Our agents can also use the agent-only portion of our Web site to access their experience reports, review detailed information about our products, order sales literature and download our applications, questionnaires and other forms. Our surety bond agents can issue and upload contract, license and permit bonds online, submit new bid bond requests and view detailed bond information. Our life agents can quote new life policies, view the status of customers’ applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. We also offer a variety of online payment options for our policyholders, including payment via credit card, debit card and electronic check. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.

United Fire & Casualty Company and Subsidiaries

PRODUCTS

Property and casualty insurance segment

We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 92.3 percent of our direct property and casualty premiums written for the year ended December 31, 2006. Our primary commercial lines are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers’ compensation and surety.

Our personal lines, which represented 7.7 percent of our direct property and casualty premiums written for the year ended December 31, 2006, consist primarily of automobile and fire and allied lines coverage, including homeowners.

The table below is a summary of our property and casualty direct premiums written by major category.

(Dollars in Thousands) Years Ended December 31	2006	Percent of Total	2005	Percent of Total	2004	Percent of Total

Commercial lines:
Fire and allied lines (1)	$148,252	29.4%	$137,768	29.0%	$144,861	30.3%
Other liability (2)	143,534	28.5%	131,489	27.6%	124,290	26.0%
Automobile	99,431	19.7%	95,121	20.0%	96,044	20.1%
Workers’ compensation	43,370	8.6%	37,746	8.0%	34,055	7.1%
Surety	27,298	5.4%	27,296	5.8%	28,816	6.0%
Miscellaneous	3,549	0.7%	3,189	0.7%	3,189	0.7%
Total commercial lines	$465,434	92.3%	$432,609	91.1%	$431,255	90.2%
Personal lines:
Fire and allied lines (3)	$22,761	4.5%	$22,288	4.7%	$23,218	4.7%
Automobile	15,876	3.1%	19,416	4.1%	23,946	5.0%
Miscellaneous	350	0.1%	355	0.1%	421	0.1%
Total personal lines	$38,987	7.7%	$42,059	8.9%	$47,585	9.8%
Total	$504,421		$474,668		$478,840

(1) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The following table shows loss ratios, expense ratios and combined ratios on a statutory basis for the periods indicated for us and for the property and casualty industry. Industry ratios were obtained from A.M. Best Company.

Years Ended December 31	2006	Industry (1)	2005	Industry	2004	Industry
Loss ratio	60.2%	66.9%	81.2%	74.8%	56.1%	73.1%
Expense ratio (2)	29.5%	26.4%	31.3%	26.0%	30.3%	25.4%
Combined ratio	89.7%	93.3%	112.5%	100.8%	86.4%	98.5%

(1) A.M. Best Company estimate

(2) Includes policyholder dividends

United Fire & Casualty Company and Subsidiaries

The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated, presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Industry ratios are unavailable because they are not normally calculated in accordance with GAAP.

Years Ended December 31	2006	2005	2004
Loss ratio	59.6%	82.4%	56.1%
Expense ratio (1)	28.3%	28.9%	29.2%
Combined ratio	87.9%	111.3%	85.3%

(1) Includes policyholder dividends

Life insurance segment

United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities, universal life products and traditional life (primarily single premium whole life insurance) products. Single premium annuities (approximately 80 percent); traditional life products (approximately 12 percent); and universal life products (approximately 7 percent) comprised our 2006 life insurance premium revenues, as determined on the basis of statutory accounting principles. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Additionally, we offer an individual disability income rider that may be attached to our life insurance products. We do not write variable annuities or variable insurance products.

Statutory accounting principles require us to recognize deposits for policyholders on universal life and annuity products as premiums when they are collected. Under GAAP, we are required to recognize these deposits as policyholder liabilities.

Life insurance in force, before ceded reinsurance, totaled $4.3 billion and $4.2 billion as of December 31, 2006 and 2005, respectively. Traditional life insurance products represent 56 percent of our insurance in force at December 31, 2006 and 52 percent of insurance in force at December 31, 2005. Universal life insurance represents 40 percent of insurance in force at December 31, 2006 and 42 percent of insurance in force at December 31, 2005.

REINSURANCE

Property and casualty insurance segment

Our property and casualty insurance companies follow the industry practice of reinsuring a portion of their exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies reinsured. We purchase reinsurance to reduce the net liability on individual risks to predetermined limits and to protect against catastrophic losses from a single catastrophe, such as a hurricane or tornado. We do not engage in any reinsurance transactions classified as finite risk reinsurance. In 2006, we ceded written premiums of $47.0 million, which was 9.0 percent of our direct and assumed written premium.

We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include Employers Reinsurance Corporation, QBE Reinsurance Corporation, Hanover Ruckversicherungs, Platinum Underwriters Re, AXA Corporate Solutions Insurance Company, Partner Reinsurance Company of the United States and Hartford Steam Boiler & Inspection.

United Fire & Casualty Company and Subsidiaries

We have several treaties that provide us with reinsurance coverage. Our reinsurance programs limit the risk of loss that we retain by reinsuring direct risks in excess of our stated retention. The following table shows a summary of our primary reinsurance treaties. Retention amounts reflect the accumulated retentions and co-participation of all layers of a treaty.

(Dollars in Thousands)	2006 Reinsurance Program			2005 Reinsurance Program
Type of Reinsurance Treaty	Stated Retention	Limits	Coverage	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$20,000	100% of $18,000	$2,000	$15,000	100% of $13,000
Property excess of loss	$2,000	$12,000	100% of $10,000	$2,000	$12,000	100% of $10,000
Umbrella excess of loss	$1,000	$10,000	100% of $9,000	$1,000	$5,000	100% of $4,000
Surety excess of loss	$1,500	$20,000	89% of $18,500	$1,500	$20,000	89% of $18,500
Property catastrophe, excess(1)	$15,000	$185,000	95% of $170,000	$10,000	$125,000	95% of $115,000
Boiler and machinery	N/A	$25,000	100% of $25,000	N/A	$25,000	100% of $25,000

(1) For 2006, $20.0 million of the property catastrophe reinsurance coverage applied only to specific named perils.

The ceding of insurance does not legally discharge us from primary liability under our policies and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially responsible. We believe that all of our reinsurers are in acceptable financial condition. At December 31, 2006 there were no reinsurance balances for which collectibility is at risk that would result in a material impact on our Consolidated Financial Statements. In accordance with GAAP and industry practice, we account for premiums, both written and earned and losses incurred net of reinsurance ceded.

In addition, in the event that we incurred catastrophe losses covered by our reinsurance programs, our catastrophe reinsurance program would provide one guaranteed reinstatement at 100 percent of the original premium. We also purchase reinsurance from the Florida Hurricane Catastrophe Fund (“FHCF”). The level of reinsurance protection obtained through this fund is immaterial to our operations.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided a temporary Federal backstop on losses from certified terrorism events from foreign sources and was effective until December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 (“TRIA Extension Act”) extends TRIA, with modifications, for an additional two years through December 31, 2007. TRIA coverage included most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer. The TRIA Extension Act continued with these coverages, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance and farm owners multiple peril insurance. Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines earned premiums for the applicable lines of business and a 10.0 percent retention above the deductible for 2006 (15.0 percent in 2007). The percentage used in the deductible calculation increases from 17.5 percent in 2006 to 20.0 percent in 2007. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100 billion aggregate loss cap specified in TRIA. TRIA has provided and the TRIA Extension Act will continue to provide, marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. This act also increased the aggregate net loss that must be incurred in order for the government coverage to be triggered. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General increased from $5 million to $50 million effective April 1, 2006. This aggregate threshold increased to $100 million for 2007. Our TRIA deductible was approximately $54.1 million for 2006 and will be approximately $65.4 million for 2007. Our catastrophe reinsurance treaty does not provide coverage for our terrorism exposure.

Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. Most of our assumed reinsurance business expired on or before December 31, 2000. We limit our exposure on our remaining assumed reinsurance contracts through selective renewal. However, we still have exposure related to the assumed reinsurance contracts that we have elected to continue writing and those that are in runoff status. In 2006, we assumed written premiums of $19.0 million.

United Fire & Casualty Company and Subsidiaries

Life insurance segment

Our life insurance company purchases reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $.2 million. On standard individual life cases where the insured is age 66 or older, our retention is $.1 million. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $.3 million. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1.0 million of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5.0 million. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout. In 2006, we ceded written premiums of $1.9 million, which was 5 percent of our direct and assumed written premium.

The ceding of insurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company’s primary reinsurance companies are Generali USA Life Reassurance Company, American United Life Insurance Company, Hannover Life Reassurance Company of America and RGA Reinsurance Company. We periodically monitor the financial condition of our reinsurers to confirm that they are financially responsible. We believe that all of our reinsurers are in acceptable financial condition. At December 31, 2006 and 2005, there were no reinsurance balances for which collectibility is at risk that would result in a material impact on our Consolidated Financial Statements.

The life insurance segment began assuming credit life and accident and health insurance in 2002. We discontinued this practice in 2004. We continue to have exposure related to our assumed reinsurance contracts that are in a runoff status.

RESERVES

Property and casualty insurance segment

State insurance laws require our property and casualty companies to maintain reserves for losses and loss settlement expenses with respect to both reported and unreported losses. Loss reserves are estimates at a given time of the ultimate amount expected to be paid on losses that are, in fact, incurred. Reserves for loss settlement expenses are intended to cover the actual cost of investigating losses and defending lawsuits arising from losses. We revise these reserves based on analysis of historical results and management’s review of past claims. We base estimates of losses on facts and circumstances known at the time those estimates are made.

Loss reserves have two components: reserves for reported losses and reserves for incurred but not reported losses (“IBNR”). We estimate reserves for reported losses in one of two ways. For some classes of reported losses under $5,000, we base reserves upon a preset schedule determined by averaging similar claims paid over a recent twelve-month period. Annually, we revise the preset schedule in response to changes in experience or as investigations progress and further information is received. We establish other reserves for reported losses on an individual case basis. Our claims personnel establish, review and revise the reserves on expected losses based on a variety of factors, including the type of claim, our knowledge of the circumstances surrounding each loss, the policy provisions relating to the type of loss, trends in the legal system and other factors.

For IBNR losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims and the probable number and nature of losses arising from occurrences that have not yet been reported.

The process of estimating loss reserves involves a considerable degree of judgment by our claims personnel. Because reserves are estimates of the amount we expect to pay based on facts and circumstances known at any given time, we continuously review our loss reserves. During the claims settlement period, which may extend over a long

United Fire & Casualty Company and Subsidiaries

period of time, primarily for long-tail lines such as workers’ compensation and general liability, our claims personnel may become aware of additional facts regarding claims and trends that cause us to refine and adjust our estimates of ultimate liability. Consequently, actual ultimate settlements may deviate significantly from the estimates reflected in our Consolidated Financial Statements. Refer to the Critical Accounting Policies section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of our loss reserves.

We do not discount reserves based on the time value of money. However, we consider inflation in the reserving process by reviewing cost trends, loss settlement expenses and historical reserving results and likely future economic conditions.

The table on the following page shows the calendar year development of net loss and loss settlement expense reserve liabilities and payments for our property and casualty companies for the years 1997 through 2005. The top line of the table shows the estimated net liability for unpaid losses and loss settlement expenses recorded at the end of each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for losses arising in all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The first portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table. The second portion of the table displays cumulative net losses and loss settlement expenses paid for each of the years indicated. The third portion of the table displays the reinsurance recoverable, the re-estimated amount of reinsurance recoverable and the resulting gross liabilities.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
Years Ended December 31	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Liability for Unpaid
Losses and Loss Settlement Expense:	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326
Net Liability Re-Estimated as of
One year later	192,297	213,047	273,706	273,469	315,854	344,590	361,153	358,796	534,998
Two years later	185,700	233,325	261,217	290,872	323,354	340,502	331,693	330,137
Three years later	198,298	226,353	273,921	300,011	321,168	324,582	317,187
Four years later	198,931	232,851	279,740	302,884	318,125	313,745
Five years later	202,765	235,860	279,653	298,428	309,033
Six years later	208,071	235,560	280,983	296,296
Seven years later	206,938	236,844	279,892
Eight years later	206,962	237,192
Nine years later	208,415
Net Redundancy	$10,497	$5,814	$30,745	$24,210	$17,877	$43,144	$82,553	$106,143	$24,965
Cumulative Amount of
Net Liability Paid Through:
One year later	$62,988	$71,251	$97,021	$110,516	$112,546	$107,271	$100,895	$110,016	$230,455
Two years later	97,142	123,965	154,886	166,097	172,538	172,158	167,384	166,592
Three years later	122,818	155,622	189,730	204,792	215,002	214,307	203,861
Four years later	143,216	176,376	213,190	230,889	240,973	237,150
Five years later	158,306	190,644	231,838	245,677	252,969
Six years later	168,310	199,802	241,540	252,153
Seven years later	175,381	205,149	245,145
Eight years later	179,261	208,632
Nine years later	181,988
Net Liability for Unpaid
Losses and Loss Settlement Expense:	$218,912	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326
Reinsurance Recoverable	12,856	8,111	27,606	37,526	36,909	35,760	27,307	28,609	60,137	40,560
Gross Liability	$231,768	$251,117	$338,243	$358,032	$363,819	$392,649	$427,047	$464,889	$620,100	$518,886
Net Re-Estimated Liability	$208,415	$237,192	$279,892	$296,296	$309,033	$313,745	$317,187	$330,137	$534,998
Re-Estimated Reinsurance Recoverable	14,593	10,834	26,952	34,476	40,310	40,988	34,518	34,706	76,441
Gross Re-Estimated Liability	$223,008	$248,026	$306,844	$330,772	$349,343	$354,733	$351,705	$364,843	$611,439
Gross Redundancy	$8,760	$3,091	$31,399	$27,260	$14,476	$37,916	$75,342	$100,046	$8,661

United Fire & Casualty Company and Subsidiaries

The table on the previous page illustrates a year-to-year cumulative redundancy in our net reserves for liability for unpaid losses and loss settlement expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. We believe that our redundancies are the result of a variety of factors, including:

•Establishing reserves that are appropriate and reasonable, but assuming a pessimistic view of potential outcomes.
•Using claims negotiation to control the size of settlements.
•Assuming that we have a percentage of liability for all claims, even though the issue of liability may in some cases be resolved totally in our favor.
•Promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings.
•Using programs and services to help prevent fraud and to assist in favorably resolving cases.

The determination of property and casualty insurance and reinsurance reserves, particularly those relating to liability lines, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we would take action that could include increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary, Regnier Consulting Group, to render an opinion as to the adequacy of the statutory reserves we establish. The actuarial opinion is filed in those states where we are licensed. There are no material differences between our statutory reserves and those established under GAAP.

Over the course of the last 10 years, our net reserves for losses and loss settlement expenses have exceeded our incurred losses and loss settlement expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of reserves is slightly above the midpoint of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining reserves, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year net redundancies in reserves, we believe our approach is preferable to experiencing year-to-year uncertainty as to the adequacy of our reserves.

We believe the reserves for our property and casualty insurance segment at December 31, 2006, are appropriate. The increases over the last 10 years in liability for net unpaid losses and loss settlement expenses reflect our increased business. In determining the appropriateness of our reserves, we rely upon the opinion of our independent actuary, Regnier Consulting Group, that our reserves meet the requirements of applicable insurance laws, are consistent with reserves that are computed in accordance with accepted loss reserving standards and principles and make a reasonable provision in the aggregate for all unpaid loss and loss settlement expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. We have made no significant changes in our reserving methodology or philosophy.

Life insurance segment

The reserves reported in our Consolidated Financial Statements are calculated in accordance with GAAP. We calculate our annuity and universal life policy deposits in accordance with SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under SFAS No. 97, we establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals. We determine reserves for statutory purposes based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary’s reserves meet or exceed the

United Fire & Casualty Company and Subsidiaries

minimum statutory requirements. Griffith, Ballard and Company, our independent consulting actuary assists us in developing and analyzing our reserves.

INVESTMENTS

We comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, our liquidity needs, our tax position and general market conditions. We also consider the timing of our obligations, as we must have cash available to pay obligations when due. We make modifications to our investment portfolio as the conditions listed above change. We manage all but a small portion of our investment portfolio internally.

We invest the property and casualty insurance segment’s assets to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. We invest the life insurance segment’s assets primarily in investment grade fixed maturities in order to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.

Investment results presented in accordance with GAAP are summarized in the following table.

(Dollars in Thousands)
Years ended December 31	Average Invested Assets (1)	Investment Income, Net (2)	Annualized Yield on Average Invested Assets
2006	$2,158,953	$121,981	5.7%
2005	2,065,775	118,847	5.8%
2004	1,959,729	111,474	5.7%

(1) Average based on invested assets (including money market accounts) at beginning and end of year.

(2) Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

ITEM 1A. RISK FACTORS

RISK FACTORS

We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors in addition to those listed here. We have set forth additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks relating to our business

•	Catastrophe losses are unpredictable and may adversely affect our results of operations, liquidity and financial condition.

Our property and casualty insurance operations expose us to claims arising out of catastrophic events, which can be caused by various natural and man-made disasters, including hurricanes, tornadoes, windstorms, hailstorms, fires, explosions, earthquakes, tropical storms and terrorist acts. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. For example, through December 31, 2006, we have incurred inception-to-date direct and assumed charges (including losses, loss settlement expenses and state assessments) relating to Hurricane Katrina totaling $327.0 million. We also incurred an $8.0 million reinsurance reinstatement premium in 2005 as a result of claims originating from Hurricane Katrina. The severe impact of this hurricane on our financial results was somewhat mitigated by ceded reinsurance totaling approximately $117.0 million. We have exposure for catastrophe claims under both our commercial insurance policies and our personal insurance policies. In addition, our automobile business exposes us to losses arising from floods and other perils. Claims from catastrophic events could reduce our net income and could cause substantial volatility in our financial

United Fire & Casualty Company and Subsidiaries

results for any fiscal quarter or year or otherwise adversely affect our financial condition, liquidity, or results of operations. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

•	Because catastrophe models may not accurately predict future losses, we may inaccurately assess our exposure for future losses.

The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Along with others in the industry, we use models developed by catastrophe modeling consultants in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios; such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. The catastrophe models that we employ have been evolving since the early 1990s and use historical information about hurricanes, earthquakes and tornadoes and detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions. Such limitations lead to questionable predictive capability and post event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials and loss settlement expenses, which are subject to wide variation by catastrophe. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations.

In 2006, and in response to Hurricanes Katrina, Rita and Wilma, the two prominent catastrophe modeling companies made significant changes to their catastrophe models. These changes resulted in widely divergent results for the same or similar scenarios run through each company’s catastrophe model. Divergent model results reached for the same or similar catastrophe scenarios make it more difficult for us to accurately assess our catastrophe reinsurance coverage needs.

•	Our success depends on our ability to price accurately the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

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

•

Our reserves for property and casualty losses and costs related to settlement of property and casualty losses and our life reserves may be inadequate, which would have an unfavorable impact on our financial results.

Our reserves for claims and future policy benefits may prove to be inadequate, which may result in future changes to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries. We establish property and casualty reserves for loss and loss settlement expenses based on

United Fire & Casualty Company and Subsidiaries

assumptions and estimates of damages and liabilities incurred. Griffith, Ballard and Company, our independent actuaries calculate reserves for our life insurance products based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims.

Our property and casualty reserves are only estimates; we determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts of benefits and claims that we will pay, for, or the timing of payment of benefits and claims. The following factors may have a substantial impact on our future loss reserve development:

•	the length of time between the actual occurrence of a claim and the report date of the claim;
•	the amounts of claims settlements and awards;
•	changes in the cost of medical care, including the effect of inflation;
•	the cost of home/business repair, including the effect of inflation and the accessibility of labor and materials;
•	state regulatory requirements; and
•	the judicial environment, including, but not limited to, changes in case law, the impact of jury awards and the interpretation of policy provisions.

Actual claims and claims settlement expenses paid might exceed our reserves. If our reserves are insufficient or if we believe our reserves are insufficient, to cover our actual loss and loss settlement expenses, we would have to augment our reserves and incur charges to our earnings. These charges could be material.

•	If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk that we and our insurance company subsidiaries underwrite. The availability and cost of reinsurance is subject to market conditions that are beyond our control. The availability and cost of the reinsurance we purchase may affect the level of our business and profitability. Our catastrophe and non-catastrophe reinsurance facilities are generally subject to annual renewal on January 1. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. For example, beginning January 1, 2007 our retention on our catastrophe reinsurance coverage increased from $15.0 million to $20.0 million and our coverage limit increased from $185.0 million to $200.0 million. The cost of this coverage increased by 19.0 percent compared to the cost of our 2006 coverage. Moreover, there may be a situation in which we have more than two catastrophe events within one policy year. Because our current catastrophe reinsurance program only allows for one automatic reinstatement at an additional reinstatement premium, we would be required to obtain a new catastrophe reinsurance policy to maintain our current level of catastrophe reinsurance coverage. We may find it difficult to obtain such coverage, particularly if it is necessary to do so during hurricane season following the second catastrophe. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would reduce the amount of risk we underwrite.

•	Reinsurance subjects us to the credit risk of our reinsurers.

We transfer some of the risk we have from the direct policies that we write to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results and financial condition.

United Fire & Casualty Company and Subsidiaries

•	Our geographic concentration in both our property and casualty insurance and life insurance segments ties our performance to the business, economic and regulatory conditions of certain states.

The following states provided 54.6 percent of the direct premium volume in the property and casualty insurance segment in 2006: Texas (12.8 percent), Iowa (12.7 percent), Colorado (10.6 percent), Louisiana (10.4 percent) and Missouri (8.1 percent). The following states provided 81.2 percent of the direct statutory premium volume in the life insurance segment in 2006: Iowa (47.6 percent), Wisconsin (9.9 percent), Minnesota (9.4 percent), Nebraska (7.7 percent) and Illinois (6.6 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written significant numbers of property and casualty insurance policies.

•	A reduction in our financial strength ratings could adversely affect our business and financial condition.

Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best Company since 1994 (except for one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable)). Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. In addition, Standard & Poor’s has assigned a financial strength rating of “A-” to United Fire & Casualty Company and each of its active subsidiaries, with a negative outlook in 2006. A.M. Best historically has rated our property and casualty companies on a pooled basis. However, beginning in 2006, our companies were rated on a group basis, consistent with rating guideline changes A.M. Best recently adopted. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired.

We believe that the ratings assigned by third-party rating agencies are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by these agencies. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If an agency downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to a majority of our insureds or other potential insureds with similar ratings requirements. In addition, a ratings downgrade by A.M. Best below “A” would constitute an event of default under our credit facility.

•	If we cannot adequately meet our independent agents’ needs or keep pace with our competitors’ future technological advances, we may lose business.

Our network of independent agents accounts for almost all of the gross premiums on insurance policies that we write and constitutes our primary distribution channel for our products. We do business with 891 property and casualty insurance agencies in 41 states and 899 life insurance agencies in 27 states. Our agents are independent and offer products of competing companies. Independent agents are not obligated to market or sell our insurance products or consult with us. Since many of our competitors also rely significantly on independent agents, we must compete for the business and goodwill of our independent agents. Some of our competitors may offer a larger variety of products, lower prices for insurance coverage and higher commissions for independent agents. Our agencies require the timely processing of applications and claims, as well as prompt attention to their questions and concerns. We use technology to provide our agencies with information and to process applications for insurance coverage and claims. Examples of such technology include the use of the Internet to provide agencies with access to policy information

United Fire & Casualty Company and Subsidiaries

and to submit underwriting and claims information. Although we believe we have good relationships with our independent agents, if we are unable to continue to adequately meet our independent agents’ needs and keep pace with our competitors’ future technological advances, we may not be able to retain the agents’ business. A material reduction in the amount of business that our independent agents sell for us would materially and adversely affect our results of operations. For the year ended December 31, 2006, our top life insurance segment agency produced 24.0 percent of our direct life insurance segment premium.

•

We are subject to interest rate fluctuations and declines in the value of investments held in our investment portfolio due to various market factors, including declines in credit quality related to investments held in our investment portfolio, which could negatively affect our profitability.

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

In periods of increasing interest rates, we may not be able to replace our invested assets with higher yielding assets to the extent needed to fund the higher rates we must pay with respect to our interest-sensitive products to keep them competitive. Consequently, we may have to accept a lower spread and thus lower profitability, or face a decline in sales and loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments than previously available. Moreover, borrowers may prepay fixed income securities, commercial mortgages, and mortgage-backed securities in which we have invested in order to borrow at lower market rates, exacerbating this risk. Because we are entitled to reset the interest rates on our annuities only at limited, pre-established intervals and because many of our policies have guaranteed interest rates, our spreads could decrease and potentially become negative.

Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us of fluctuations in interest rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (approximately 86.9 percent at December 31, 2006) of our investment portfolio in fixed income securities, including our portfolio of preferred debt trading securities. The fair value of these investments generally increases or decreases in an inverse relationship with changes in interest rates. We classify most (approximately 97.6 percent, at December 31, 2006) of our fixed income securities as available-for-sale. We must report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which could affect our stockholders’ equity.

Increases in interest rates may cause increased surrenders and withdrawals from our insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. For example, due to an increasing interest rate environment we experienced surrenders and withdrawals on our annuity products of $159.6 million in 2006, representing a 65.1 percent increase compared to surrenders and withdrawals in 2005. This process may lead to a net outflow of cash from our business. Such outflows may require us to sell invested assets at a time when the prices of those assets are lower than our cost because of current market interest rates, which may result in realized investment losses. In addition, unanticipated withdrawals and terminations also may require us to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses in the current period.

The fair value of securities in our investment portfolio may fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Changes in the fair value of securities in our investment portfolio could result in realized or unrealized investment losses, thereby affecting our stockholders’ equity.

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

United Fire & Casualty Company and Subsidiaries

•	Many factors, including the cyclical nature of our business, affect our financial performance and may affect the price of our common stock.

The financial results of companies in the property and casualty insurance industry historically have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. We expect these cycles to continue. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including market and competitive conditions and regulatory issues. Soft market conditions could require us to reduce premiums, limit premium increases, or discontinue offering certain of our insurance products in one or more states, resulting in a reduction in our premiums written and in our profit margins and revenues, which could adversely affect our financial results.

Our profitability, like the profitability of other companies in the industry, can be affected significantly by other factors, including:

•	rising levels of actual costs that we are unaware of at the time we price our products;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;
•	changes in loss reserves resulting from general claims and the legal environment, as different types of claims arise and judicial interpretations relating to the scope of our liability develop; and
•	increases in the cost of catastrophe and other reinsurance coverage.

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition. In addition, our investment returns, and thus our profitability, may also be adversely affected from time to time by conditions affecting a specific investment and, more generally, by stock and other market fluctuations and general economic, market, and political conditions. Our ability to make a profit on insurance products, fixed annuities, and products with guaranteed interest features depends in part on the returns on investments supporting our obligations under these products. As previously described, the value of specific investments may fluctuate substantially.

•	We face significant competitive pressures in our business that could cause demand for our products to fall and reduce our revenue and profitability.

The insurance industry is highly competitive. In our property and casualty business and in our life business, we compete, and will continue to compete, with dozens of major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies. Some of our competitors have far greater financial and marketing resources than we do. Our premium revenue and our profitability could decline if we lose business to competitors offering similar or better products at or below our prices. We price our insurance products based on estimated profit margins, and we do not expect to be able to significantly reduce our current estimated profit margins in the near future. Many of our competitors, however, are better capitalized than we are and may be able to withstand significant reductions in their profit margins. If our competitors decide to target our policyholder base by offering lower-priced insurance, we may not be able to respond competitively, which could reduce our revenue and our profitability.

•	Regulations limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability.

From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, when our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise rates in the future, even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability in all product lines to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost. State

United Fire & Casualty Company and Subsidiaries

regulatory authorities may also impose rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability.

In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

•	We are subject to comprehensive laws and regulations that pose particular risks to our ability to earn profits.

We are subject to extensive supervision and regulation by the states in which we operate. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is and will continue to be critical to our success and ability to earn profits.

Examples of state regulations that pose particular risks to our ability to earn profits include the following:

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

•

Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliate generally must be disclosed to—and in some cases approved by—state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

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

United Fire & Casualty Company and Subsidiaries

individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.

•	We are subject to assessments from state insurance facilities.

We are currently monitoring developments with respect to various state facilities such as guaranty funds, Louisiana Citizens Property Insurance Corporation, Florida Citizens Property Insurance Corporation, Alabama Insurance Underwriting Association, Texas FAIR Plan, Texas Windstorm Insurance Association and Mississippi Windstorm Underwriting Association. The ultimate impact of Hurricanes Katrina, Rita and Wilma on these facilities is currently uncertain but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated. Already, we have been levied assessments by some of these states. They may have the ability to assess participating insurers additional amounts if, and when, financial deficits occur, adversely affecting our results of operations. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years. Related to the 2005 and 2004 hurricane seasons we were assessed a total of $6.1 million by state facilities through December 31, 2006, of which we have been able to recoup from policyholders $3.1 million.

•	We are subject to other state laws and regulations that impose additional administrative burdens and risks that may also affect our ability to earn profits.

In addition to the foregoing discussion of state regulations posing particular risks to our profitability, our insurance company and our subsidiaries and affiliate are subject to other state laws and regulations in the states where they do business. These regulations involve, among other things:

•	restrictions on the amount, type, nature, quality and concentration of investments;
•	restrictions on the types of terms that we can include in the insurance policies we offer;
•	certain required methods of accounting;
•	reserves for unearned premiums, losses and other purposes;
•	marketing practices;
•	capital adequacy;
•	the amount of dividends that can be paid to stockholders;
•	licensing of agents;
•	the use of non-public consumer information and related policy issues;
•	the use of credit history in underwriting and rating;
•	the acquisition or disposition of an insurance company;
•	reporting with respect to financial condition;
•	periodic financial and market conduct exams performed by state insurance department examiners;
•	prior approval of reinsurance contracts and intercompany contracts;
•	approval of proxy statements; and
•	potential assessments in order to provide funds to settle covered claims under insurance policies provided by impaired, insolvent or failed insurance companies.

These and other state laws and regulations also impose administrative burdens and risks upon our operations that could similarly affect our profitability. Regulatory authorities enforcing these statutes are concerned primarily with the protection of policyholders rather than stockholders.

United Fire & Casualty Company and Subsidiaries

•	The outcome of current class actions, industry investigations and regulatory proposals could adversely affect our financial condition and results of operations.

The insurance (and insurance brokerage) industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices, improper claims handling and other alleged misconduct, including the practices surrounding the placement of insurance business and misrepresentation in the scope of coverage. Formal and informal inquiries have been made of a large segment of the industry, and a large number of companies in the industry have received or may receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. These efforts are expected to result in both enforcement actions and proposals for new state and federal regulation, which may have a negative affect on our results of operations and financial condition.

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

•	Changes in tax laws may decrease sales and profitability of our products.

Under current federal and state income tax law our life insurance and annuity products receive favorable tax treatment. This favorable treatment may give these products a competitive advantage over other non-insurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Risks relating to our common stock

•	As an insurance company, our ability to pay dividends is restricted by state law.

We are an insurance company domiciled in the State of Iowa and, as a result, we are subject to Iowa insurance laws restricting our ability to pay dividends to our stockholders, including laws establishing minimum solvency and liquidity standards and laws that prohibit us from paying dividends except from the earned profits arising from our business. Our ability to pay dividends also depends upon the surplus and earnings of our subsidiary insurance companies and the ability of our subsidiary insurance companies to pay dividends to us. Payments of dividends by our subsidiary insurance companies are restricted by state insurance laws similar to those laws that restrict our payment of dividends. As a result of these restrictions, at times we may not be able to pay dividends on our common stock, or we may be required to seek prior approval from the applicable regulatory authority before we can pay any such dividends. In addition, the payment of dividends by us is within the discretion of our board of directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our board of directors considers relevant.

•	The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially due to a variety of factors, certain of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause you to lose part or all of your investment in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

United Fire & Casualty Company and Subsidiaries

•	variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;
•	investor perceptions of the insurance industry in general and our company in particular;
•	market conditions in the insurance industry and any significant volatility in the market;
•	major catastrophic events;
•	departure of our key personnel.

•

Certain provisions of our organizational documents, as well as applicable insurance laws, could impede an attempt to replace or remove our management, prevent the sale of our company or prevent or frustrate any attempt by stockholders to change the direction of our company, each of which could diminish the value of our common stock.

Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of our company that, in either case, stockholders might consider being in their best interests. For example:

•

Our board of directors is divided into three classes. At any annual meeting of our stockholders, our stockholders only have the right to appoint approximately one-third of the directors on our board of directors. Consequently, it will take at least two annual stockholder meetings to effect a change in control of our board of directors.

•	Our articles of incorporation limit rights of stockholders to call special meetings of stockholders.
•

Our articles of incorporation also set the minimum number of directors constituting the entire board of directors at three and the maximum at fifteen, and they require approval of holders of two-thirds of all outstanding shares to amend these provisions.

•

Our articles of incorporation require the affirmative vote of two-thirds of all outstanding shares to approve any plan of merger, consolidation or sale or exchange of all or substantially all of the assets.

•	Our board of directors may fill vacancies on the board of directors.
•

Our board of directors has the authority, without further approval of our stockholders, to issue “blank check” preferred shares having such rights, preferences and privileges as the board of directors may determine.

•	Section 490.1110 of the Iowa Business Corporation Act imposes restrictions on mergers and other business combinations between us and any holder of 10.0 percent or more of our common stock.
•

Section 490.624A of the Iowa Business Corporation Act authorizes the terms and conditions of stock rights or options issued by us to include restrictions or conditions that preclude or limit the exercise, transfer, or receipt of such rights or options by a person, or group of persons, owning or offering to acquire a specified number or percentage of the outstanding common shares or other securities of the corporation.

Further, the insurance laws of Iowa and the states in which our subsidiary insurance companies are domiciled prohibit any person from acquiring direct or indirect control of us or our insurance company subsidiaries, generally defined as owning or having the power to vote 10.0 percent or more of our outstanding voting stock, without the prior written approval of state regulators.

These provisions of our articles of incorporation and bylaws, and these state laws governing corporations and insurance companies, may discourage potential acquisition proposals. These provisions and state laws may also delay, deter or prevent a change of control of our company, in particular through unsolicited transactions that some or all of our stockholders might consider to be desirable. As a result, efforts by our stockholders to change the direction or our company’s management may be unsuccessful, and the existence of such provisions may adversely affect market prices for our common stock if they are viewed as discouraging takeover attempts.

United Fire & Casualty Company and Subsidiaries

•	Our largest stockholder may take actions conflicting with other stockholders’ interests.

Based upon the number of shares of our common stock outstanding as of December 31, 2006 our largest stockholder will have a beneficial interest in, and the power to vote or control the disposition of, approximately 18.9 percent of our issued and outstanding common stock. He is in a position to strongly influence the outcome of substantially all corporate actions requiring stockholder approval, including mergers involving our company, sales of all, or substantially all, of our assets and the adoption of amendments to our articles of incorporation. Also, he may have interests different than, or adverse to, those of our other stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own two buildings (a five-story office building and an eight-story office building in which part of the first floor is leased to tenants) and related parking facilities in Cedar Rapids, Iowa, that we use as our home office. The two buildings are connected by a skywalk. We also lease additional adjacent office space in Cedar Rapids. Our regional locations in Westminster, Colorado, and Galveston, Texas, conduct operations in leased office space. Our claims office in Metairie, Louisiana, also operates in leased office space. The table below shows a brief description of our owned and leased office space.

Location	Approximate Area (Square Feet)	Owned or Leased	Lease Expiration Date
Corporate Headquarters
Cedar Rapids, Iowa (2 buildings)	156,882	Owned	N/A
Cedar Rapids, Iowa (1 building)	14,911	Leased	December 31, 2010 and April 30, 2012
Denver Regional Office – Westminster, Colorado	10,162	Leased	June 30, 2008
Gulf Coast Regional Office – Galveston, Texas	95,098	Leased	November 30, 2014
New Orleans Claims Office – Metairie, Louisiana	4,275	Leased	September 30, 2009

United Fire & Casualty Company and Subsidiaries

ITEM 3. LEGAL PROCEEDINGS

In the aftermath of Hurricane Katrina, United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, as well as many other insurers in the Louisiana market have been named as defendants in litigation commenced by policyholders. Some of these policyholders are seeking relief in their own right and other suits have been filed seeking class certification. These suits allege various improprieties in the claims settlement process. This litigation is either immaterial or in the early stages and we can not at this time make a determination as to the ultimate outcome or effect of this litigation on our financial position or operating results. While we believe the claims have been handled consistent with the policy language and the applicable law, the litigation environment for insurers involved in hurricane litigation in Louisiana courts is not favorable. Several recent court rulings in Louisiana and neighboring states were adverse to insurers and have received considerable publicity. These developments present challenges to all insurers involved in hurricane litigation. We maintain that because we were not a party to that litigation these decisions should not directly impact us, and that other decisions should and will be corrected in the appellate courts. However, the litigation seeking class relief, and the number of potential members of any class certified, could potentially create a material obligation for us.

We have established reserves for all claims in litigation commensurate with our evaluation of the potential outcome of those claims. We believe that, in the aggregate, these reserves should be adequate. However, the wave of litigation faced by us and other insurers is unprecedented so it is difficult to accurately predict an outcome. Additionally, many of the persons who will be involved in the determination of factual and legal issues were themselves affected by Hurricane Katrina, complicating the defense of these claims. Our evaluation of these claims and the adequacy of our recorded reserves may change should we encounter adverse developments in the defense of these claims.

We consider all of our other litigation pending at December 31, 2006, to be ordinary, routine and incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

United Fire & Casualty Company and Subsidiaries

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

United Fire’s common stock is traded on the NASDAQ Stock Market under the symbol UFCS. On February 1, 2007, there were 956 holders of record of United Fire common stock. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name. The table below sets forth the high and low bid quotations for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table below shows the quarterly cash dividends declared in 2006 and 2005. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We have paid dividends every quarter since March 1968.

State law permits the payment of dividends only from statutory accumulated earned profits arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the usual course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to state law restrictions on dividends.

Information about securities authorized for issuance under equity compensation plans is incorporated by reference from Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

	Share Price		Cash Dividends
	High	Low	Declared
2006
Quarter Ended:
March 31	$42.33	$32.14	$0.12
June 30	33.39	27.50	0.12
September 30	31.47	27.63	0.12
December 31	37.32	30.69	0.135

2005
Quarter Ended:
March 31	$35.68	$27.75	$0.12
June 30	45.46	33.30	0.12
September 30	47.72	37.20	0.12
December 31	47.44	39.36	0.12

United Fire & Casualty Company and Subsidiaries

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 2001, and reinvestment of dividends.

United Fire & Casualty Company and Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands Except Per Share Data)
Years Ended December 31	2006	2005	2004	2003	2002
Total assets	$2,776,067	$2,721,924	$2,570,387	$2,405,155	$2,159,475

Redeemable preferred stock	—	—	65,789	65,456	65,113

Revenues
Net premiums earned	$503,122	$495,516	$492,291	$464,595	$417,286
Investment income, net	121,981	118,847	111,474	108,540	105,553
Realized investment gains (losses), net	9,965	4,540	4,060	(1,691)	(13,801)
Other income	532	702	300	1,841	1,839

Net income	88,085	9,044	78,817	55,574	20,786

Preferred stock dividends and accretions	—	4,106	4,742	4,742	3,100
Basic earnings per common share	3.37	0.22	3.68	2.53	0.88
Diluted earnings per common share	3.36	0.22	3.34	2.36	0.88

Cash dividends declared per common share	0.495	0.48	0.42	0.39	0.37

The selected financial data herein has been derived from the consolidated financial statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements and Related Notes.” The 2004 and prior amounts reflect the retroactive effects of our December 15, 2004, one-for-one stock dividend.

United Fire & Casualty Company and Subsidiaries

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

•Forward-Looking Statements
•Overview and Outlook
•Our Business
•Summary Information
•Financial Overview
•General
•Results of Operations
•Summary of Operations By Segment
•Property and Casualty Insurance Segment
•Life Insurance Segment
•Investment Results
•Federal Income Taxes
•Accounting for Defined Benefit Pension and Other Postretirement Plans
•Investments
•Liquidity and Capital Resources
•Stockholders’ Equity
•Contractual Obligations and Commitments
•Critical Accounting Policies
•Investments
•Deferred Policy Acquisition Costs – Property and Casualty Insurance Segment
•Deferred Policy Acquisition Costs – Life Insurance Segment
•Loss and Loss Settlement Expenses – Property and Casualty Insurance Segment
•Future Policy Benefits and Losses, Claims and Loss Settlement Expenses – Life Insurance Segment
•Regulation
•Rating Agencies
•New Accounting Standards
•Non-GAAP Financial Measures

This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are:

•The adequacy of our reserves established for Hurricanes Katrina and Rita, which are based on management estimates.

United Fire & Casualty Company and Subsidiaries

•Developments in domestic and global financial markets that could affect our investment portfolio and financing plans.
•Additional government and NASDAQ policies relating to corporate governance, and the cost to comply.
•Changing rates of inflation.
•The valuation of invested assets.
•The valuation of pension and other postretirement benefit obligations.
•The calculation and recovery of deferred policy acquisition costs.
•The resolution of legal issues pertaining to the World Trade Center catastrophe.
•The ability to maintain and safeguard the security of our data.
•The resolution of regulatory and legal issues pertaining to Hurricane Katrina.
•Our relationship with our reinsurers.

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

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II, Item 1A “Risk Factors” of this document.

OVERVIEW AND OUTLOOK

Our Business

We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums and more than three-fourths of our life insurance premiums are written in five states. Our primary focus for our property and casualty insurance operations is on our core commercial lines business. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

Summary Information

We conduct our operations through two distinct segments: property and casualty insurance and life insurance. We manage these segments separately because they generally do not share the same customer base, and they each have different pricing and expense structures. We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management’s Discussion and Analysis is reported on a pre-tax basis.

Financial Overview

Despite weather forecasters’ early predictions of a very active Atlantic hurricane season similar to that endured in 2004 and 2005, the 2006 season was relatively quiet by comparison – although average from a historic perspective. There were only nine named storms and five hurricanes (two major) during the 2006 season, with no hurricanes and only three tropical storms making landfall in the United States. Forecasters’ original predictions proved inaccurate in part due to the unexpectedly early and rapid development of the El Nino phenomenon in the Pacific Ocean. An El Nino happens when waters warm in the Pacific, affecting the atmosphere and increasing westerly winds across the North American continent. As a result, Atlantic hurricanes are weakened and pushed away from the United States

United Fire & Casualty Company and Subsidiaries

East Coast. Four of this season's five hurricanes – Florence, Gordon, Helene and Isaac – started to track westward across the Atlantic toward the United States, only to be turned northward and sent out to sea to dissipate.

Even though we experienced a less active than predicted 2006 hurricane season, the financial effects of Hurricanes Katrina and Rita continued to impact us during 2006. We incurred pre-tax charges of approximately $32.0 million related to those storms during the year.

In the aftermath of Hurricane Katrina, United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, along with many other insurers in the Louisiana market, were named as a defendant in litigation. Refer to Part I, Item 3 “Legal Proceedings” for a discussion of this litigation and its relationship to our operations.

Based on the experience of the 2004 and 2005 hurricane seasons, the two prominent catastrophe modeling companies made significant changes to their catastrophe models in 2006. These changes resulted in widely divergent results for the same or similar scenarios run through each company’s catastrophe model. Insurance companies, reinsurers, rating agencies and state insurance agencies all rely heavily on these models when assessing the adequacy of catastrophe reinsurance coverage. Divergent model results for the same or similar catastrophe scenarios make it more difficult for us to accurately assess our catastrophe reinsurance coverage needs. Despite the increased variability in catastrophe modeling results experienced during the year, the revised models have generally produced more severe estimates of the probable maximum loss generated by catastrophic events. This has generally led to an increased demand for catastrophe reinsurance coverage, resulting in increases in catastrophe reinsurance pricing and decreases in catastrophe reinsurance availability.

To reduce the financial impact of future catastrophes, we have increased our catastrophe reinsurance coverage and implemented revised underwriting guidelines and policy terms in the Gulf Coast region. For 2006 we increased our catastrophe reinsurance program limit from $125.0 million to $185.0 million. For 2007 we again increased our catastrophe reinsurance program limit from $185.0 million to $200.0 million. We increased our retention from $10.0 million in 2005 to $15.0 million in 2006 and to $20.0 million in 2007. Estimated premium for the program increased from approximately $6.0 million in 2005 to $14.0 million in 2006 and to $16.7 million in 2007. We also reduced our exposure by decreasing the number of policies we write in the Gulf Coast region and utilizing stricter underwriting standards, all while maintaining our overall level of premium volume in the region through significant rate increases.

Despite the lingering effects of the recent active hurricane seasons on the reinsurance market as a whole, we renewed our core reinsurance program for our property and casualty business for 2007 with very little change in pricing or coverage. Availability was not a significant issue for either our core or catastrophe reinsurance programs. Refer to the Reinsurance section in Part I, Item 1 “Business” for a more detailed discussion of our property and casualty reinsurance program.

The reinsurance program for our life insurance subsidiary remained largely unchanged in 2006 from 2005. The retention on our standard individual life cases remained the same at $.2 million for insureds ages 65 or less and $.1 million for insureds ages 66 or older. For catastrophe excess claims we continue to retain $1.0 million of the ultimate net loss, and we are indemnified for the excess up to a maximum of $5.0 million. Refer to the Reinsurance section of Part I, Item 1 “Business” for a more detailed discussion of our life reinsurance program.

Our property and casualty insurance segment performed well in 2006. We continued our emphasis on writing quality business – one of our company’s core objectives – and continued to have excellent results in our non-catastrophe business. This is the fifth year in a row of decreased non-catastrophe claims frequency. However, we did experience increased claims frequency and severity related to several large fires and Midwest storms that we experienced during the year. On a statutory basis, our combined ratio without catastrophes was 76.9 percent for 2006 compared with 67.4 percent for 2005. The insurance industry as a whole experienced non-catastrophe combined ratios of 91.6 percent (estimated) in 2006 and 94.1 percent in 2005.

As previously discussed, we are making several changes to address our catastrophe exposure in the Gulf Coast region. We have no plans to withdraw completely from the Gulf Coast market, however we are taking steps to

United Fire & Casualty Company and Subsidiaries

reduce our exposure; including stricter underwriting guidelines and policy terms as well as significant premium rate increases in catastrophe prone areas. With the exposure reduction in Louisiana and increased catastrophe reinsurance protection, we believe that we are in a position where we would not exceed our catastrophe reinsurance coverage limits for any future catastrophes similar in magnitude and intensity to Hurricane Katrina, which was the costliest catastrophe in the history of our company.

During 2006, we experienced an increase in policy retention for our core lines of business. We are optimistic that during 2007 we will achieve premium growth through a combination of new business and retention. However, we continue to experience pressure on pricing, particularly in non-coastal areas and with respect to premium accounts over $.1 million. We continue to look for opportunities with new and existing agencies where we can forge profitable business with substantial premium production. We also are working to increase our average agency size, in terms of premium volume, by adding new agencies and increasing premium volume in existing agencies.

Our life insurance segment produced strong results in 2006. Although we experienced statutory premium growth in our life insurance segment during the year, this growth was offset by an increase in annuity withdrawals. The current interest rate environment presents a challenge to maintaining a profitable interest rate spread. As a result, we lowered our annuity rates in January 2007 and will continue monitoring annuity withdrawals to determine if future rate adjustments are necessary. Despite these challenges, we are optimistic about the future of our life insurance business. In 2007, we are introducing a new universal life product. In an effort to address the evolving needs of the marketplace, this new product will combine the popular features of our two existing universal life products in addition to disability income riders, and increasing the disability income benefit from $1,500 to $2,500. We believe this new universal life product will allow us to further solidify our market position.

During the second quarter of 2006, we completed an offering of shares of our common stock priced at $28.00 per share. Pursuant to this offering, we issued 4.025 million shares of our $3.33? par value common stock, resulting in proceeds (net of $5.7 million in underwriting expenses) of $107.0 million.

Our stockholders’ equity as of December 31, 2006, includes an after-tax charge of $10.2 million related to the impact of a new benefit plan accounting standard issued by the Financial Accounting Standards Board (“FASB”) during 2006. SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” requires us to recognize the funded status of our defined benefit pension and other postretirement plans in our statement of financial position effective December 31, 2006. For a more detailed discussion of the adoption of SFAS No. 158, refer to Part II, Item 8, Note 1 “Significant Accounting Policies.”

General

Enterprise risk management (“ERM”) is a methodology that helps an organization assess and manage its overall exposure to risk. ERM has gained the attention of the insurance industry in recent years. ERM begins as a capital preservation process that helps insurers identify, quantify and manage risks from all sources that exist throughout the corporation, including risks arising from investments, underwriting, and operations. ERM considers the accumulation and diversification of risk and utilizes a company’s past experience to help evaluate future business plans and manage risk.

In 2006, we took steps to formalize our ERM function. Members of our ERM committee include our Chief Operating Officer, Chief Financial Officer, Senior Vice President, Vice President of Claims, Vice President of Corporate Underwriting, Chief Investment Officer, Vice President and General Manager of our life insurance subsidiary (United Life Insurance Company), and United Life Insurance Company’s independent actuary. This committee met several times during the year to establish a structure for our risk management process. We anticipate that this committee will meet on a quarterly basis to review the ERM process.

During its meetings in 2006, the ERM committee discussed the risks that our company faces, as well as the controls that are in place to mitigate those risks. These are not new ideas – management has actively and successfully managed risks throughout our company’s history. The committee’s initial efforts were directed at enhancing the documentation of risks and controls. Collectively, the committee has identified two broad categories of risk faced by our company – insurance risk and operational risk. Types of insurance risks generally include, but are not limited to,

United Fire & Casualty Company and Subsidiaries

those risks associated with geographical concentrations of property insured, business mix, catastrophe modeling, underwriting practices, reserving practices, policy pricing, and the actions of our competitors. Types of operational risks we face generally include, but are not limited to, those risks associated with business continuity planning, information technology, executive succession planning, regulatory and legal compliance, diversification of investments and accounting policies and procedures. The committee also identified certain steps that it can take to further enhance the ERM process.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Consolidated Results of Operations	(Dollars in Thousands)			% Change
Years ended December 31	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues
Net premiums earned	$503,122	$495,516	$492,291	1.5%	0.7%
Investment income, net	121,981	118,847	111,474	2. 6%	6.6%
Realized investment gains	9,965	4,540	4,060	119.5%	11.8%
Other income	532	702	300	-24.2%	134.0%
Total Revenues	$635,600	$619,605	$608,125	2.6%	1.9%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$292,789	$392,228	$272,882	-25.4%	43.7%
Increase in liability for future policy benefits	19,737	17,666	12,125	11.7%	45.7%
Amortization of deferred policy acquisition costs	126,898	115,473	110,963	9.9%	4.1%
Other underwriting expenses	21,525	32,955	40,960	-34.7%	-19.5%
Interest on policyholders' accounts	49,159	54,727	56,386	-10.2%	-2.9%
Total Benefits, Losses and Expenses	$510,108	$613,049	$493,316	-16.8%	24.3%

Income before income taxes	125,492	6,556	114,809	N/A	N/A
Federal income tax expense (benefit)	37,407	(2,488)	35,992	N/A	N/A
Net Income	$88,085	$9,044	$78,817	N/A	N/A

Basic EPS	$3.37	$0.22	$3.68	N/A	N/A
Diluted EPS	$3.36	$0.22	$3.34	N/A	N/A

In 2006, we reported net income of $88.1 million, or $3.37 per share, compared to net income in 2005 of $9.0 million, or $.22 per share (after providing for the dividend and accretion on convertible preferred stock). Net income in 2004 was $78.8 million, or $3.68 per share (after providing for the dividend and accretion on convertible preferred stock). Diluted earnings were $3.36 per share, $.22 per share and $3.34 per share for 2006, 2005 and 2004, respectively.

The deterioration in the 2005 results compared to 2004 and the improvement in net income from 2005 to 2006 was primarily due to the significant impact Hurricane Katrina and Hurricane Rita had on our loss experience during 2005.

Summary of Operations By Segment

We conduct our operations through two distinct segments: property and casualty insurance and life insurance. We manage these segments separately because they generally do not share the same customer base and they each have different pricing and expense structures. We evaluate segment profit or loss based upon operating and investment results, which is reported on a pre-tax basis in the following sections of the Management’s Discussion and Analysis. Detailed segment information is presented in Part II, Item 8, Note 10 to the Consolidated Financial Statements.

United Fire & Casualty Company and Subsidiaries

Property and casualty insurance segment

Property & Casualty Segment Results of Operations
(Dollars in Thousands)				% Change
Years ended December 31	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net premiums written	$476,402	$453,683	$461,988	5.0%	-1.8%
Net premiums earned	$467,031	$456,147	$456,888	2. 4%	-0.2%
Loss and loss settlement expenses	278,504	375,858	256,241	-25.9%	46.7%
Amortization of deferred policy acquisition costs	118,756	106,348	98,579	11.7%	7.9%
Other underwriting expenses	13,269	25,536	34,767	-48.0%	-26.6%
Underwriting income (loss)	$56,502	$(51,595)	$67,301	209.5%	-176.7%

Investment income, net	40,225	34,742	29,018	15.8%	19.7%
Realized investment gains	6,986	2,012	2,119	247.2%	-5.0%
Other income (loss)	(108)	—	—	N/A	N/A
Income (loss) before income taxes	$103,605	$(14,841)	$98,438	798.1%	-115.1%

Underwriting Ratios (GAAP Basis)				Increase (Decrease) in Ratios
Years ended December 31	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net loss ratio	59.6%	82.4%	56.1%	-22.8%	26.3%
Expense ratio	28.3%	28.9%	29.2%	-0.6%	-0.3%
Combined ratio	87.9%	111.3%	85.3%	-23.4%	26.0%
Combined ratio (without catastrophes)	75.1%	66.2%	81.1%	8.0%	-14.9%

The property and casualty insurance segment reported pretax income of $103.6 million in 2006 and $98.4 million in 2004, compared with a pretax loss of $14.8 million in 2005. The deterioration in the 2005 results compared to 2004 and the improvement in net income from 2005 to 2006 was primarily due to the impact Hurricane Katrina and Hurricane Rita had on our loss experience during 2005. In 2006, we recorded $59.8 million in catastrophe losses, compared with $197.1 million in 2005 and $19.2 million in 2004. Hurricanes Katrina ($31.7 million) and Rita ($.3 million) contributed $32.0 million of the catastrophe losses in 2006. In contrast, Hurricanes Katrina ($178.2 million) and Rita ($10.9 million) contributed $189.1 million of the catastrophe losses in 2005. The financial impact from these hurricanes was realized largely on our homeowners, allied lines and commercial multiple peril lines of business.

Net investment income increased in 2006 over 2005 and 2004 primarily due to the funds received and invested from our May 2006 common stock offering.

Our underwriting expense ratio, determined on a GAAP basis, was 28.3 percent in 2006, 28.9 percent in 2005 and 29.2 percent in 2004. The improvement is primarily attributable to an increase in the level of underwriting costs we were able to defer in 2006, as allowed under GAAP.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)				% Change
Years ended December 31	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Direct premiums written	$504,420	$474,668	$478,840	6.3%	-0.9%
Assumed premiums written	19,000	15,088	11,339	25. 9%	33.1%
Ceded premiums written	(47,018)	(36,073)	(28,191)	30.3%	28.0%
Net premiums written	$476,402	$453,683	$461,988	5.0%	-1.8%
Net premiums earned	467,031	456,147	456,888	2.4%	-0.2%

In 2006, direct premiums written increased when compared with 2005, due to an increase in the amount of new business our existing agents produced, additional new business from agents who began writing with us during the year and from greater policy retention. In 2005, we experienced a decrease in direct written premiums compared to 2004 which was attributable to the rate decreases implemented in 2005 in response to the increased level of competition that existed in the property and casualty insurance market. In 2006 and 2005, we continued to de-emphasize our personal lines of business, which resulted in a reduction in personal lines premiums earned. We intend to continue growing our commercial lines of business, which is where we have historically been most profitable. Our focus on commercial lines is reflected in premiums written from our commercial lines of business, which accounts for over 90.0 percent of our direct premium writings for all years presented.

Assumed premiums written increased over the past three years, with $19.0 million recorded in 2006, $15.1 million recorded in 2005 and $11.3 million recorded in 2004. The increase in assumed premiums written is attributable to a larger amount of written premium collected from the ceding insurer due to implementation of rate increases.

Ceded premiums written have increased considerably in both 2005 and 2006 in response to the severe hurricanes recently experienced in the Gulf Coast region. In 2005, we paid an $8.0 million reinstatement premium as a result of claims originating from Hurricane Katrina. In 2006, premium rates for our catastrophe reinsurance coverage increased considerably due to the 2005 hurricane season.

The property and casualty insurance segment in 2006 had loss and loss settlement expenses incurred of $278.5 million, with $303.5 million of loss and loss settlement expenses that occurred in 2005 and a redundancy of $25.0 million ($62.2 million without the adverse development on Hurricane Katrina claims) on losses that occurred prior to 2006, which resulted from settling or re-estimating claims for less than reserved for at December 31, 2005. Due to Hurricane Katrina, our homeowners, allied lines and commercial multiple peril lines of business experienced a reserve deficiency, while our remaining lines of business experienced reserve redundancies for the year.

In 2005, losses and loss settlement expenses incurred were $375.9 million, which was comprised of $453.4 million that was attributable to losses that occurred in 2005 as offset by a $77.5 million redundancy on losses that occurred prior to 2005. This redundancy resulted from settling or re-estimating claims for less than reserved for at December 31, 2004. We experienced a loss reserve redundancy in each of our lines of business, with the exception of fidelity and surety.

Losses and loss settlement expenses incurred in 2004 totaled $256.2 million, reflecting losses and loss settlement expenses of $294.8 million on losses that occurred in 2004 and a redundancy of $38.6 million on losses that occurred prior to 2004. We experienced a redundancy in each of our lines of business, with the exception of other liability. The adverse development in our other liability line of business was affected by construction defect losses and related legal costs.

We discuss our reserving process, which contributed to the favorable development of loss reserves in 2006, 2005 and 2004, under “Critical Accounting Policies.” The majority of our business consists of short duration contracts. However, we consider our workers’ compensation and other liability lines of business to be long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our

United Fire & Casualty Company and Subsidiaries

final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

The following table illustrates the primary components of the net loss redundancy we experienced in our reserves for 2006, 2005 and 2004.

(Dollars in Thousands)
Years ended December 31	2006	2005	2004
Savings from:
Salvage and subrogation	$13,516	$6,669	$4,370
Alternative dispute resolution	8,360	10,939	12,482
Workers' compensation medical bill review	2,071	1,560	1,469
Other	38,269	58,316	20,266
	62,216	77,484	38,587
Adverse development from Hurricane Katrina	(37,251)	—	—
Net redundancy	$24,965	$77,484	$38,587

Our redundancy is attributable to both the payment of claims in amounts other than the amounts reserved and changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. The additional information we consider is unique to each claim. Such information may include facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural.

United Fire & Casualty Company and Subsidiaries

Years ended December 31		2006			2005			2004
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines:
Other liability (1)	$130,358	$38,754	29.7%	$121,529	$37,822	31.1%	$111,603	$74,192	66.5%
Fire and allied lines (2)	124,862	106,889	85.6	122,662	172,351	140.5	133,781	64,792	48.4
Automobile	95,443	55,422	58.1	93,740	42,269	45.1	93,357	51,747	55.4
Workers’ compensation	42,079	31,160	74.1	39,084	24,566	62.9	35,792	29,153	81.5
Fidelity and surety	22,021	7,741	35.2	25,202	11,670	46.3	25,345	5,498	21.7
Miscellaneous	867	134	15.5	813	216	26.6	822	128	15.6
Total commercial lines	$415,630	$240,100	57.8%	$403,030	$288,894	71.7%	$400,700	$225,510	56.3%

Personal lines:
Fire and allied lines (3)	$20,511	$22,005	107.3%	$21,240	$61,363	288.9%	$22,705	$11,806	52.0%
Automobile	16,427	7,771	47.3	20,421	9,458	46.3	25,268	16,554	65.5
Miscellaneous	332	502	N/A	528	1,086	N/A	457	(1,261)	N/A
Total personal lines	$37,270	$30,278	81.2%	$42,189	$71,907	170.4%	$48,430	$27,099	56.0%

Reinsurance assumed	$14,131	$8,126	57.5%	$10,928	$15,057	137.8%	$7,758	$3,632	46.8%

Total	$467,031	$278,504	59.6%	$456,147	$375,858	82.4%	$456,888	$256,241	56.1%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

United Fire & Casualty Company and Subsidiaries

The net loss ratio in our commercial lines of business improved from 71.7 percent in 2005 to 57.8 percent in 2006. In 2005, the net loss ratio deteriorated from 56.3 percent in 2004 to 71.7 percent. These fluctuations were primarily attributable to increased losses from Hurricanes Katrina and Rita in 2005.

Our other liability line of insurance covers businesses for bodily injury liability and property damage arising from general business operations, accidents on their premises and products manufactured or sold. We reported a net loss ratio in this line of 29.7 percent in 2006, 31.1 percent in 2005 and 66.5 percent in 2004. We experienced significant growth in net premiums earned of 7.3 percent in 2006, 8.9 percent in 2005 and 15.0 percent in 2004 due to premium rate increases each year. Further contributing to the improvement in this line has been the decreased level of loss frequency we have experienced over this period.

Commercial fire and allied lines insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio for our commercial fire and allied lines was 85.6 percent in 2006, 140.5 percent in 2005 and 48.4 percent in 2004. The 2005 and 2006 results were impacted by losses from Hurricane Katrina and Hurricane Rita. Hurricanes Katrina and Rita resulted in net catastrophe losses and loss settlement expenses totaling $126.1 million and $19.6 million in this line of business during 2005 and 2006, respectively. Also, premium rates in our commercial property lines of business have also decreased during 2006 and 2005.

Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Our company policy is to write only standard automobile insurance and we do not write coverage for large fleets of automobiles. Our net loss ratio in commercial automobile was 58.1 percent in 2006, 45.1 percent in 2005 and 55.4 percent in 2004. The deterioration in this line during 2006 was primarily due to an increase in claim severity experienced in 2006 over 2005. The improvement in this line during 2005 resulted primarily from a reduction in loss frequency.

Our net loss ratio in the workers’ compensation line of business was 74.1 percent in 2006, 62.9 percent in 2005 and 81.5 percent in 2004. The challenges facing workers’ compensation insurance providers include the state regulatory climates in some states that make it difficult to obtain appropriate rate increases and inflationary medical costs. We consider our workers’ compensation business to be a companion product; we do not write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts. The deterioration in this line during 2006 was primarily due to an increase in claim severity experienced in 2006 over 2005. The improvement in this line during 2005 resulted primarily from a reduction in loss frequency.

Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety policies protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access. The net loss ratio in this line was 35.2 percent in 2006, 46.3 percent in 2005 and 21.7 percent in 2004. The 2005 underwriting results were adversely impacted primarily by four bonded principals defaulting on their bonded obligations after a determination was made that they did not have the financial wherewithal to complete the bonded projects and to pay the outstanding obligations associated with those projects. In response to these losses, we have improved our underwriting discipline by, among other things, requiring principals to provide more frequent audited financial statements, requiring principals to maintain higher levels of capitalization, limiting bonding on those principals showing signs of inadequate cash flow and requiring additional indemnity and collateral.

Net premiums earned from the surety line of business were $22.0 million in 2006, $25.2 million in 2005 and $25.3 million in 2004, while losses were $7.7 million in 2006, $11.7 million in 2005 and $5.5 million in 2004. The decreases in premiums earned are attributable to the more disciplined underwriting approach implemented in response to the severe losses incurred in 2005. The revision in our underwriting procedures is also evidenced by improvement in our loss experience in 2006.

United Fire & Casualty Company and Subsidiaries

In our personal lines business, the net loss ratio was 81.2 percent in 2006, 170.4 percent in 2005 and 56.0 percent in 2004. The 2005 and 2006 results were impacted by Hurricane Katrina and Hurricane Rita. Premium pricing in our personal lines business decreased on an aggregate basis during 2006 and 2005.

While we purchase catastrophe reinsurance to protect ourselves against severe hurricanes, Hurricane Katrina resulted in a level of damage that we did not foresee and did not consider when we evaluated our reinsurance coverage for 2005. This resulted in a level of reinsurance coverage that did not adequately protect us from the devastation of Hurricane Katrina. During 2006, in addition to strengthening our underwriting guidelines in the Gulf Coast region, we also evaluated and modified our catastrophe reinsurance coverage to lessen the impact of future catastrophes in this region. Refer to Part I, Item 1, “Reinsurance,” for a more detailed discussion of our reinsurance programs.

Our assumed reinsurance line of business improved in 2006, ending the year with a net loss ratio of 57.5 percent. The line deteriorated in 2005, ending the year with a net loss ratio of 137.8 percent, compared with 46.8 percent in 2004. Assumed losses increased by $11.4 million between 2004 and 2005. The deterioration in the 2005 net loss ratio compared to 2004 and the improvement in our net loss ratio from 2005 to 2006 was primarily due to the impact Hurricane Katrina and Hurricane Rita had on our assumed loss experience during 2005. In recent years, we have significantly reduced the level of our assumed reinsurance business. We continue to have exposure, primarily with respect to catastrophe coverage related to the runoff business, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite.

Life insurance segment

Life Insurance Segment Results of Operations	(Dollars in Thousands)			% Change
Years ended December 31	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues
Net premiums written	$33,267	$33,944	$29,111	-2. 0%	16.6%
Net premiums earned	$36,091	$39,369	$35,403	-8. 3%	11.2%
Investment income, net	81,756	84,105	82,456	-2. 8%	2.0%
Realized investment gains	2,979	2,528	1,941	17.8%	30.2%
Other income	640	702	300	-8.8%	134.0%
Total Revenues	$121,466	$126,704	$120,100	-4.1%	5.5v %

Benefits, Losses and Expenses
Loss and loss settlement expenses	$14,285	$16,370	$16,641	-12.7%	-1.6%
Increase in liability for future policy benefits	19,737	17,666	12,125	11.7%	45.7%
Amortization of deferred policy acquisition costs	8,142	9,125	12,384	-10.8%	-26.3%
Other underwriting expenses	8,256	7,419	6,193	11.3%	19.8%
Interest on policyholders’ accounts	49,159	54,727	56,386	-10.2%	-2.9%
Total Benefits, Losses and Expenses	$99,579	$105,307	$103,729	-5.4%	1.5%

Income Before Income Taxes	$21,887	$21,397	$16,371	2.3%	30.7%

Annuity deposits	$145,345	$65,367	$50,755	122.4%	28.8%
Annuity surrenders and withdrawals	159,569	96,628	72,841	72.1%	32.7%

Pre-tax income recorded by the life insurance segment increased in 2006 due to a combination of factors. These factors include a decrease in interest on policyholders’ accounts, which is attributable to the impact of the net decrease in annuities in 2006; decreases in loss and loss settlement expenses, due to lower mortality rates; and a decrease in amortization of deferred policy acquisition costs, due to lower levels of deferrable expenses experienced in recent years. These results were somewhat offset by a decrease in premiums earned, due to a decrease in

United Fire & Casualty Company and Subsidiaries

traditional premium and a runoff of our credit life business, which we ceased writing in 2004; and a decrease in investment income, which reflects the impact that recent increases in the level of annuity surrenders and withdrawals has had on our level of assets available for investment. The increase in income for 2005, as compared with 2004, was due mainly to an increase in net premiums earned which was the result of marketing initiatives pursued in 2005 and 2004, that led to increased sales of single premium whole life and term products.

We do not report annuity deposits collected as net premiums earned. Instead, we invest annuity deposits and record them as future policy benefits. Revenues for fixed annuity products consist of policy surrender charges and investment income earned. In 2006, annuity deposits were $145.3 million, compared with $65.4 million in 2005 and $50.8 million in 2004. The increased level of annuity deposits is primarily due to an increase in renewals of existing annuities during 2006, resulting from an increase in our interest rates that enhanced the desirability of our annuities compared to other investment options available to our annuitants. The increase in the life insurance segment’s annuity deposits were more than offset by surrenders and withdrawals of $159.6 million in 2006, $96.6 million in 2005 and $72.8 million in 2004. The increase is due to the perceived attractiveness of other interest rate products, primarily bank CDs.

Investment results

(Dollars in Thousands)				% Change
As of and for the years ended December 31	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Investment income, net	$121,981	$118,847	$111,474	2.6%	6.6%
Net realized investment gains	9,965	4,540	4,060	119.5%	11.8%
Net unrealized gains, after tax	93,519	86,440	103,715	8.2%	-16.7%
Other-than-temporary investment impairments	406	1,208	308	-66.4%	292.2%

The increases in investment income we have experienced are attributable primarily to the increases in our invested assets. More than 80 percent of our investment income originates from interest on fixed maturities. We derive our remaining investment income from dividends on equity securities, interest on other long-term investments, interest on mortgage loans, interest on policy loans, interest on short-term investments and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 5.7 percent in 2006, 5.8 percent in 2005 and 5.7 percent in 2004.

As of December 31, 2006, we recorded net unrealized gains, after tax, of $93.5 million, compared to $86.4 million in 2005 and $103.7 million in 2004. The decline in 2005 was driven primarily by the decrease in the fair value of our available-for-sale fixed maturity portfolio, which resulted primarily from changes in interest rates, not from changes in the credit quality of the issuers of these securities. We consider any unrealized losses to be temporary, and we have the positive intent and ability to hold our fixed maturity securities for a period of time that is sufficient to allow for the recovery in fair value that we expect to occur. We also believe that the unrealized losses on our equity portfolio are temporary. The largest unrealized loss, after tax, on any single investment security at December 31, 2006 was $1.0 million.

Changes in unrealized gains do not affect net income and earnings per common share but do impact comprehensive net income, stockholders’ equity and book value per common share. We record unrealized losses subsequently identified as other-than-temporary impairments as a component of net realized investment gains and losses. We recorded net realized investment gains on securities of $10.0 million in 2006, $4.5 million in 2005 and $4.1 million in 2004. The significant increase in realized gains on securities in 2006 compared to 2005 and 2004 is primarily attributable to the sale of our property and casualty insurance subsidiary, American Indemnity Company in 2006, which resulted in a realized gain of $3.4 million, or $0.08 per share, after-tax.

The 2006, 2005 and 2004 amounts reported as net realized investment gains included other-than-temporary impairments of $.4 million, $1.2 million and $.3 million, respectively. Refer to “Critical Accounting Policies” in this section for a presentation of our impairment policy.

United Fire & Casualty Company and Subsidiaries

Federal income taxes

Our effective federal income tax expense rate of 29.8 percent for 2006 and income tax benefit rate of 37.9 percent for 2005 were less than the applicable federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities and, in 2006, the utilization of a portion of the net operating loss related to American Indemnity Financial Corporation.

As of December 31, 2006, we have a deferred tax asset for net operating loss carryforwards totaling $18.8 million, all of which was acquired as part of our purchase of American Indemnity Financial Corporation. These net operating loss carryforwards expire from 2009 through 2018, with $11.1 million expiring from 2009 through 2011. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2006, we recorded a valuation allowance of $6.2 million that relates to those net operating loss carryforwards that can only be used to offset future income of the property and casualty insurance segment. As we determine that the benefit of these net operating losses can be realized, we will record the related reduction in the deferred tax asset valuation allowance as a reduction to our current income tax expense.

Accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the recognition of the overfunded or underfunded status of pension plans and other postretirement plans as an asset or liability on the balance sheet, with changes occurring during future years reflected through the accumulated other comprehensive income portion of stockholders’ equity, net of tax, effective December 31, 2006. However, SFAS No. 158 does not change the amount of net periodic benefit cost to be recognized as a component of current period operations. SFAS No. 158 also requires the measurement of the funded status of a plan to match that of the date of our year-end Consolidated Financial Statements, eliminating the use of earlier measurement dates that were previously permissible; we currently utilize December 31 as the measurement date for plan assets and obligations and, therefore, comply with this requirement. The adoption of SFAS No. 158 resulted in the recognition of an after-tax charge of $10.2 million on our Consolidated Balance Sheets at December 31, 2006. Refer to Part II, Item 8, Note 1 “Significant Accounting Policies,” for a more detailed discussion of the impact of SFAS No. 158 on our Consolidated Financial Statements.

United Fire & Casualty Company and Subsidiaries

INVESTMENTS

Our main objectives, while maintaining an acceptable level of risk, in managing our investment portfolio are to maximize both after-tax investment income and total investment returns. We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by our management, which comply with applicable statutory regulations. The composition of our investment portfolio at December 31, 2006, is presented in the following table in accordance with GAAP.

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities(1)	$580,003	74.1%	$1,272,888	94.1%	$1,852,891	86.9%
Equity securities	173,599	22.2	19,608	1. 5	193,207	9.1
Trading securities	11,577	1.5	—	—	11,577	0.5
Mortgage loans	3,559	0.5	24,230	1.8	27,789	1.3
Policy loans	—	—	7,833	0.6	7,833	0.4
Other long-term investments	11,777	1.5	—	—	11,777	0.5
Short-term investments	1,200	0.2	27,068	2.0	28,268	1.3
Total	$781,715	100.0%	$1,351,627	100.0%	$2,133,342	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2006, our invested assets, primarily fixed maturity securities, increased $41.7 million, or 2.0 percent, from December 31, 2005. The increase in invested assets we experienced during 2006 is primarily the result of investing net proceeds from our second quarter common stock offering ($107.0 million) and our year-to-date operating cash flows ($104.5 million), which was somewhat offset by investment sales and maturities utilized to fund our net cash outflows from our non-traditional life business ($76.5 million). The changes in our total reported invested asset balance are summarized in the following table.

(Dollars in Thousands)
Invested assets at December 31, 2005	$2,091,630
Purchases	405,501
Sales	(3,754)
Calls/maturities	(362,641)
Net realized investment gains	5,197
Mark to market adjustment (1)	1,047
Net bond premium accretion	(1,682)
Net change in unrealized appreciation	1,703
Other (2)	(3,659)
Change in carrying value of invested assets	$41,712
Invested assets at December 31, 2006	$2,133,342

(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

(2) In connection with the sale of our subsidiary, American Indemnity Company, we disposed of $4.3 million in U.S. treasury notes.

At December 31, 2006, $1,808.2 million, or 97.6 percent, of our fixed maturities were classified as available-for-sale, compared with $1,777.1 million, or 96.1 percent, at December 31, 2005. We classify our remaining fixed

United Fire & Casualty Company and Subsidiaries

maturities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of December 31, 2006, 93.7 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners’ Securities Valuation Office, with ratings of Class 1 or Class 2.

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

As of December 31, 2006, our cash and cash equivalents totaled $255.0 million, compared with $162.8 million at December 31, 2005. Net cash provided by operations varies with our underwriting profitability. As our profitability from insurance operations increased between 2005 and 2006, our net cash from operations increased from $53.7 million in 2005 to $104.5 million in 2006. Cash flows from underwriting operations, tax refunds received and reinsurance recoveries received related to Hurricanes Katrina and Rita contributed to the increase in cash and cash equivalents in 2006.

We have significant cash flows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These investing cash flows totaled $372.1 million in 2006 and $289.2 million in 2005, which together with cash flows from operations were sufficient for our cash flow needs in both years. If our operating and investing cash flows had not been sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not borrow against our line of credit during 2006 or 2005.

Net cash provided by financing activities for 2006 was $17.9 million, compared with net cash used of $12.7 million for 2005. This increase was the result of a combination of factors. The completion of our common stock offering in May 2006 resulted in proceeds (net of underwriting expenses) of $107.0 million. Offsetting this is an increase in the amount of net cash outflows resulting from surrenders and withdrawals, of our fixed annuities and universal life contracts. Net cash used in these activities totaled $76.5 million and $1.3 million for 2006 and 2005, respectively. The increase in withdrawals is described in the life insurance segment discussion. Dividend payments to our common shareholders totaled $13.2 million in 2006, compared with $12.0 million paid to common and preferred shareholders in 2005. The increase in dividend payments in 2006 compared to 2005 is due to an increased number of shares outstanding as a result of our common stock offering and an increase in the dividend amount paid per share in the fourth quarter of 2006.

We invest funds available for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2006, our cash and cash equivalents included $48.6 million related to these money market accounts, compared with $44.3 million at December 31, 2005.

The insurance laws of the states and jurisdictions where we and our insurance subsidiaries and affiliate are domiciled restrict the timing and the amount of dividends we pay, or our subsidiaries and affiliate pay, without prior regulatory approval. In 2006 and 2005, United Fire received $4.0 million in dividends from its subsidiary, United Life Insurance Company. Pursuant to the sale of American Indemnity Company in May 2006, we implemented a plan of corporate reorganization. Part of this plan entailed the distribution of the majority of American Indemnity Company’s net assets to United Fire & Casualty Company. This distribution was recognized by United Fire as a $34.7 million intercompany dividend.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increased from $500.2 million at December 31, 2005, to $680.8 million at December 31, 2006, an increase of 36.1 percent, which resulted from net income of $88.1 million, net proceeds from our common stock

United Fire & Casualty Company and Subsidiaries

offering and the issuance of stock from exercise of stock options of $107.4 million and an increase in net unrealized appreciation of $7.1 million. The increase in common stock is due primarily to the stock offering of 4,025,000 shares. Decreases to stockholders’ equity included dividends paid of $13.2 million and the after-tax charge to initially apply SFAS No. 158 at December 31, 2006, of $10.2 million. Book value per share at December 31, 2006, was $24.62, compared with $21.20 at December 31, 2005. As of December 31, 2006, we had authorization from the board of directors to repurchase 87,167 shares of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2006.

(Dollars in Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$518,886	$202,819	$197,550	$77,833	$40,684
Operating leases	22,741	4,347	6,491	4,826	7,077
Future policy benefit reserves (1)	1,801,048	272,862	369,605	285,527	873,054
Total	$2,342,675	$480,028	$573,646	$368,186	$920,815

(1) This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the consolidated balance sheet is the net present value of the benefits to be paid, less the net present value of future net premiums.

We do not discount loss and loss settlement expense reserves, which represent our estimate, based upon our historical payout patterns, of the amount and timing of the ultimate settlement and administration of claims. Both the timing and amount of actual payments may vary from the payments as indicated.

Payment amounts for future policy benefit reserves must be actuarially estimated and are not determinable from the contract. The projected payments illustrated above are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances from our company upon the expiration of their contracts. Actual cash withdrawals could be significantly less than these amounts, depending upon the interest rate environment at the time of the contract expirations.

Our operating lease obligations are primarily for the rental of office space, vehicles, computer equipment and office equipment.

At December 31, 2006, we have no off-balance sheet obligations or commitments.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting policies are as follows.

United Fire & Casualty Company and Subsidiaries

Investments

Upon acquisition, we classify investment securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturities at amortized cost. We record available-for-sale fixed maturities, trading securities, equity securities and other long-term investments at fair value. We record mortgage loans and short-term investments at cost and policy loans at the actual amount loaned to the policyholder.

In most cases, we use quoted market prices to determine the fair value of fixed maturities, equity securities and short-term investments. Where quoted market prices were unavailable, we based fair value on estimated realizable value. For other long-term investments that primarily consist of holdings in limited partnership funds, we used the value determined by the various fund managers. We exclude unrealized appreciation or depreciation on investments carried at fair value from net income and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires us to record other-than-temporary impairment charges when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. We include impairment charges on investments in net realized gains and losses based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As of December 31, 2006, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities totaled $14.2 million at December 31, 2006, compared with $16.6 million at December 31, 2005. Our rationale for not recording other-than-temporary impairments on these securities is discussed in Part II, Item 8, Note 2, “Summary of Investments.”

Deferred Policy Acquisition Costs – Property and Casualty Insurance Segment

We record an asset for deferred policy acquisition costs, such as commissions, premium taxes and other variable costs incurred in connection with the writing of our property and casualty lines of business. As of December 31, 2006, we have $58.3 million in deferred policy acquisition costs, compared with $52.8 million at December 31, 2005. This asset is amortized over the life of the policies written. We assess the recoverability of deferred policy acquisition costs on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized deferred policy acquisition costs and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium, that is, the line of business is expected to generate an operating loss, the excess is recognized as an offset against the asset established for deferred policy acquisition costs. This offset is referred to as a premium deficiency charge. If the amount of the premium deficiency charge is greater than the unamortized deferred policy acquisition cost asset, a liability will be recorded for the excess.

To calculate the premium deficiency charge, we estimate expected losses and loss settlement expenses by using an assumed loss and loss settlement expense ratio which approximates that of the recent past. This is the only assumption we utilize to calculate the premium deficiency charge. Changes in this assumption can have a significant impact on the amount of premium deficiency charge calculated. We do not consider anticipated investment income in determining the recoverability of deferred costs.

The following table illustrates the hypothetical impact on the premium deficiency charge recorded at December 31, 2006 of reasonably likely changes in the assumed loss and loss settlement expense ratio utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The base amount indicated below is the actual premium deficiency charge recorded as of December 31, 2006.

Sensitivity Analysis - Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(Dollars in Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimate	$-	$-	$-	$1,161	$3,924

United Fire & Casualty Company and Subsidiaries

Actual future results could differ materially from our current estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through income in the period the adjustments are identified. Due to changes in the estimated recoverability of our deferred policy acquisition costs, the premium deficiency charge calculated at December 31, 2006 decreased $7.3 million from the premium deficiency charge calculated at December 31, 2005 and the premium deficiency charge calculated at December 31, 2005 decreased $4.8 million from the premium deficiency charge calculated at December 31, 2004. These decreases in the premium deficiency charge allowed us to defer comparatively more underwriting costs period over period, resulting in relatively larger deferred acquisition cost asset balances. The changes in the estimated recoverability of our deferred policy acquisition costs are attributable to improvement in our underwriting experience over the recent past.

Deferred Policy Acquisition Costs – Life Insurance Segment

We record a deferred asset for our life insurance segment’s policy acquisition costs. At December 31, 2006, we had $77.4 million in deferred policy acquisition costs related to our life insurance segment, compared to $65.6 million at December 31, 2005. Substantially the entire asset relates to our universal life and investment (i.e. annuity) contracts, hereafter referred to as non-traditional business.

We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period of the applicable policies.

We defer and amortize policy acquisition costs related to non-traditional business; we amortize these policy acquisition costs in proportion to the present value of estimated expected gross profits. The components of gross profit include investment spread, mortality and expense margins and surrender charges. We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the amortization of the deferred acquisition cost asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate gross profit would have on the deferred policy acquisition cost asset for our non-traditional business recorded as of December 31, 2006. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense.

Sensitivity Analysis – Impact on DAC asset of changes is assumptions
(Dollars in Thousands)
Changes in assumption	-10%	+10%
Interest rate spread assumption	$(2,201)	$2,061
Mortality experience assumption	(2,059)	1,868
Policy lapse experience assumption	(2,147)	2,274

A material change in these critical assumptions, could negatively or positively affect our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.

The deferred policy acquisition costs in connection with our non-traditional business are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry fixed maturity securities available-for-sale at aggregate fair value, we make an adjustment to deferred policy acquisition costs equal to the change in amortization that would have been recorded if we had sold such securities at their stated aggregate fair value and reinvested the proceeds at current yields. We include the change in this adjustment, net of tax, as a component of accumulated other comprehensive income. This adjustment offset deferred policy acquisition costs by $4.1 million at December 31, 2006, compared with $13.3 million at December 31, 2005.

United Fire & Casualty Company and Subsidiaries

Loss and Loss Settlement Expenses – Property and Casualty Insurance Segment

We establish reserves for property and casualty losses and loss settlement expenses for three basic categories: (1) case basis, (2) IBNR and (3) loss settlement expenses. Our reserves for each of these three categories of losses by line of business as of December 31, 2006, were as follows.

(Dollars in Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves

Commercial lines:
Fire and allied lines (1)	$66,670	$6,387	$13,062	$86,119
Other liability (2)	76,692	31,392	63,152	171,236
Automobile	48,924	11,766	12,855	73,545
Workers' compensation	79,428	9,224	15,047	103,699
Fidelity and surety	9,794	259	1,470	11,523
Miscellaneous	148	146	29	323
Total commercial lines	$281,656	$59,174	$105,615	$446,445
Personal lines:
Automobile	6,408	916	1,301	8,625
Fire and allied lines (3)	22,533	2,078	2,860	27,471
Miscellaneous	1,355	82	280	1,717
Total personal lines	$30,296	$3,076	$4,441	$37,813
Reinsurance	11,932	22,350	346	34,628
Total	$323,884	$84,600	$110,402	$518,886

(1) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

For each of our lines of business, with respect to reported claims, we establish reserves on a case-by-case basis. Our experienced claims personnel estimate these case-based reserves using adjusting guidelines established by management. Our goal is to set the case-based reserves at the ultimate expected loss amount as soon as possible after information about the claim becomes available.

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

Our loss reserves include amounts related to both short-tail and long-tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the ultimate settlement of the claim. A short-tail insurance product is one where ultimate losses are known and settled comparatively quickly; ultimate losses under a long-tail insurance product are sometimes not known and settled for many years. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary from the reserves initially established. Accordingly, long-tail insurance products can have significant implications on the reserving process.

Our short-tail lines include fire and allied lines, homeowners, commercial property, inland marine and surety. The amounts of the case-based reserves that we establish for claims in these lines depend upon various factors, such as

United Fire & Casualty Company and Subsidiaries

individual claim facts (including type of coverage and severity of loss), company historical loss experience and trends in general economic conditions (including changes in replacement costs, medical costs and inflation).

For short-tail lines of business, the estimation of case-basis loss reserves is less complex than for long-tail lines because claims are generally reported and settled shortly after the loss occurs and because the claims relate to tangible property. Because of the relatively short time from claim occurrence to settlement, actual losses typically do not vary greatly from reserve estimates.

Our long-tail lines of business include workers’ compensation and general liability. Certain product lines such as personal and commercial auto and commercial multi-peril include some long-tail coverages and some short-tail coverages. For many liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability classes has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail classes is more complex and subject to a higher degree of variability than for short-tail classes.

The amounts of the case-based reserves that we establish for claims in these long-tail lines depends upon various factors, including individual claim facts (including type of coverage, severity of loss and underlying policy limits), company historical loss experience, legislative enactments, judicial decisions, legal developments in the awarding of damages, changes in political attitudes and trends in general economic conditions, including inflation. As with the short-tail lines of business, we review and make changes to long-tail case-based reserves based on continually evolving facts as they become available to us during the claims settlement process. Our adjustments to case reserves are reflected in the financial statements in the period that new information arises about the claim. Examples of facts that become known that could cause us to change our case-based reserves include, but are not limited to: evidence that loss severity is different than previously assessed, new claimants who have presented claims and the assessment that no coverage exists.

For both our short-tail and long-tail lines of business, we establish our reserves for IBNR claims by applying a factor to our current pool of in-force premium. This factor has been developed through a historical analysis of company experience as to what level of IBNR should be established to achieve an adequate IBNR reserve relative to our existing loss exposure base. Unique circumstances or trends which are evident as of the end of a given period may require us to refine our IBNR reserve calculation. For example, as of December 31, 2005 we refined our IBNR reserve calculation to consider the impact of Hurricane Katrina. This methodology for establishing our IBNR reserve has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates prepared by Regnier Consulting Group, our independent consulting actuary.

For our short-tail lines of business, IBNR constitutes a small portion of the overall reserves. This is because claims are generally reported and settled shortly after the loss occurs. In our long-tail lines of business, IBNR constitutes a relatively higher proportion of total reserves, because, for many liability claims, significant periods of time may elapse between the initial occurrence of the loss, the reporting of the loss to us and the ultimate settlement of the claim.

Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish loss settlement expense reserves on a by claim basis. Instead, we examine the ratio of loss settlement expenses paid to losses paid over the most recent three-year period, by line. We use these factors and apply them to open reserves, including IBNR reserves. We develop these factors annually, each December and use them throughout the year, unless development patterns or emerging trends warrant adjustments to the factors.

Generally, the loss settlement expense reserves for long-tail lines are a greater portion of the overall reserves, as there is often substantial legal fees and other costs associated with the complex liability claims that are associated

United Fire & Casualty Company and Subsidiaries

with long-tail lines. Because short-tail lines settle much more quickly and the costs are easier to determine, loss settlement expense reserves for short-tail claims constitute a smaller portion of the total reserves.

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

In establishing an estimate of loss and loss settlement reserves, management uses a number of key assumptions. They are as follows:

•To our knowledge, there are no new latent trends that would impact our case-basis reserves;
•Our case-basis reserves reflect the most up-to-date information available about the unique circumstances of each claim;
•No new judicial decisions or regulatory actions will increase our case-basis obligations;
•The historical patterns of claim frequency and severity utilized within our IBNR reserve calculation, without considering unusual events, are consistent and will continue to be consistent; and
•The company’s historical ratio of loss settlement expenses (“LAE”) paid to losses paid is consistent and will continue to be consistent.

Due to the inherent uncertainty in the loss reserving process, management believes that there is a reasonable chance that the key assumptions listed above could individually, or in aggregate, result in reserve levels that are misstated either above or below the actual amount for which the related claims will eventually settle.

Due to the formula based nature of our IBNR and LAE reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. The tables below illustrate how reasonably likely changes in each of these key assumptions could individually impact our pre-tax reported results and financial position. The impact of concurrent changes in the assumptions utilized is not illustrated. We believe the changes presented are reasonably likely based upon an analysis of our historical IBNR and LAE experience.

(Dollars in Thousands)
Change in claim frequency and severity assumptions utilized within the IBNR reserve calculation	-10%	-5%	+5%	+10%
Impact due to change in frequency assumption	$(8,460)	$(4,230)	$4,230	$8,460
Impact due to change in severity assumption	(8,460)	(4,230)	4,230	8,460

(Dollars in Thousands)
Change in LAE paid to losses paid ratio	-2%	-1%	+1%	+2%
Impact due to change in LAE reserving assumption	$(2,206)	$(1,103)	$1,103	$2,206

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserve because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of five percent and ten percent can be attributed to the ultimate development of our case-basis reserves. The table on the following page details the impact of this development volatility on our reported case-basis reserves.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
Change in level of case-basis reserve development	-10%	-5%	+5%	+10%
Impact on reported case-basis reserves	$(32,388)	$(16,194)	$16,194	$32,388

In 2006, we did not change our key assumptions. In estimating our 2006 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.

Our key assumptions are subject to change as actual claims occur and as we gain additional information about the variables that underlie our assumptions. Accordingly, management reviews and updates these assumptions periodically to ensure that the assumptions continue to be valid. If necessary, management makes changes not only in the estimates derived from the use of these assumptions, but also in the assumptions themselves. Due to the inherent uncertainty caused by using assumptions, loss and loss settlement expense reserve estimates are not exact, and using assumptions can result in estimated losses and loss settlement expenses that may differ materially from the actual losses and loss settlement expenses that subsequently emerge. These differences may be favorable or unfavorable.

As an example, if our reserve for loss and loss settlement expenses of $518.9 million as of December 31, 2006, is 10 percent inadequate, we would experience a reduction in future earnings of up to $51.9 million, before federal income taxes. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the reserve for loss and loss settlement expenses and, accordingly, it usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense liabilities prove to be redundant, our future earnings and financial position would be improved.

Our reserve for other liability claims at December 31, 2006, is $171.2 million and consists of 3,016 claims. Defense costs are a part of the insured costs covered by other liability policies and can be significant; sometimes greater than the cost of the actual paid claims. Of the $171.2 million total reserve for other liability claims, $46.7 million is identified as defense costs and $16.5 million is identified as general overhead required in the settlement of claims. If our reserve for other liability loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $17.1 million, before federal income taxes.

Also included in the other liability line of business are gross reserves for construction defect losses and settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2006, we established $11.2 million in construction defect loss and loss settlement expense reserves, consisting of 217 claims, compared with $10.8 million, consisting of 242 claims, at December 31, 2005. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, recent court decisions have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage on a subcontractor’s policy.

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

United Fire & Casualty Company and Subsidiaries

care regarding additional insured endorsements and stricter underwriting guidelines on the writing of residential contractors.

Included in the other liability line of business are gross reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2006, we had $3.4 million in asbestos and environmental loss reserves, compared with $4.2 million at December 31, 2005. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.

The existence of certain airborne mold spores resulting from moisture trapped in confined areas has been alleged to cause severe health and environmental hazards. We have current and potential future exposure to mold claims in both our commercial and personal lines of business. While mold is a potential problem in several states, Texas has been at the forefront of mold insurance issues. Our Texas Homeowners policies contain a mold exclusion, and our Texas commercial property policies include a $15,000 limitation with respect to mold claims arising from origins other than fire or lightning. We have a total mold exclusion for our commercial general liability policies. As market conditions permit, we plan to implement any coverage reforms permitted by the Texas Department of Insurance that would enable us to reduce our exposure in Texas to claims related to mold. We believe that it is unlikely that losses due to mold claims would have a material adverse effect on our financial condition or our cash flows. However, due to the uncertainty of future changes in Texas regulation, we cannot estimate our future probable liability for mold claims. Also, as case law expands, we may be subject to mold-related losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. Loss reserve additions arising from future unfavorable judicial trends cannot be reasonably estimated at the present time.

Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: the state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from estimates reflected in our Consolidated Financial Statements. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2006, is $103.7 million and consists of 1,948 claims, compared with $93.0 million, consisting of 1,732 claims, at December 31, 2005. If our reserve for workers’ compensation loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $10.4 million, before federal income taxes.

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

The factors contributing to our year-to-year redundancy include the following:

United Fire & Casualty Company and Subsidiaries

•Establishing reserves that are appropriate and reasonable, but assuming a pessimistic view of potential outcomes.
•Using claims negotiation to control the size of settlements.
•Assuming that we have liability for all claims, even though the issue of liability may in some cases be resolved in our favor.
•Promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings.
•Using programs and services to help prevent fraud and to assist in favorably resolving cases.

Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for loss and settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total recorded loss reserves at December 31, 2006, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Historically, our reserves have had an average variance of less than 10 percent of recorded amounts, with our reserves booked as of December 31, 2005 and 2004, generating reserve redundancies of 4.5 percent and 17.8 percent in 2006 and 2005, respectively. These redundancies are discussed in detail in the “Results of Operations” sections of this discussion.

Significant change to the estimated reserves could have a material impact to our results of operations or financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. The following table details the pre-tax impact on our property and casualty insurance segment’s financial results and financial condition of reasonably likely changes in our reserve development. Our lines of business that have historically been most susceptible to significant volatility in reserve development have been shown separately below and utilize hypothetical levels of volatility of five percent and ten percent. Our other, less volatile, lines have been aggregated and utilize hypothetical levels of volatility of three percent and five percent.

(Dollars in Thousands) Historical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on Loss and Loss Settlement Expenses:
Other liability	$(17,124)	$(8,562)	$8,562	$17,124
Workers’ compensation	(10,370)	(5,185)	5,185	10,370
Automobile	(8,217)	(4,109)	4,109	8,217

Historical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on Loss and Loss Settlement Expenses:
All other lines	(16,178)	(8,089)	8,089	16,178
We are required by state law, to engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. There are no material differences between our statutory reserves and those established under GAAP.

During 2005 and 2006, we engaged the services of Regnier Consulting Group, Inc. as our “independent actuarial firm” for the property and casualty insurance segment. We anticipate that this engagement will continue in 2007.

It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. In addition, management consults with its independent actuary, Regnier Consulting Group, throughout the year as deemed necessary. Management annually compares our estimate of total loss reserves to point estimates prepared by Regnier Consulting Group by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier Consulting Group performs

United Fire & Casualty Company and Subsidiaries

an extensive review of loss and loss settlement expense reserves at year end using generally accepted actuarial guidelines to ensure that the recorded loss reserves appear reasonable. If the carried reserves are deemed unreasonable, we would adjust reserves. In 2006 and 2005, after considering the actuary’s range of reasonable point estimates, management believed that carried reserves were reasonable and therefore did not make adjustments to reserves.

Regnier Consulting Group uses four projection methods in its actuarial analysis by line of our loss and loss settlement expense reserves. Based on the results of the projection methods, the actuaries select a point estimate of the reserves. They then compare this point estimate to our carried reserves to obtain an estimate of the adequacy of the carried reserves and to validate the reasonableness of the carried reserves. The four methods utilized by Regnier Consulting Group are: paid loss development; reported loss development; Bornhuetter-Ferguson based on paid losses; and Bornhuetter-Ferguson based on reported losses.

Based on the results of the four different projection methods, a reasonable range of reserves from $473.1 million to $538.3 million has been calculated. Our carried reserves for losses and loss settlement expenses as of December 31, 2006 were $518.9 million.

We do not view the result of a single projection method as superior over the results of a combination of projection methods. That is, our actuary has not selected one method to determine the reserves. The results of Regnier Consulting Group’s use of various methods, in conjunction with their actuarial judgment, leads to the actuarially-determined estimate of the reserves. The impact of reasonably likely changes in the reserving variables is implicitly considered in Regnier Consulting Group’s use of several reserving methods.

Future Policy Benefits and Losses, Claims and Loss Settlement Expenses – Life Insurance Segment

We calculate the reserves reported in our Consolidated Financial Statements in accordance with GAAP. We account for our annuity and universal life policy deposits in accordance with SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under SFAS No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Subsequently, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Reserves determined for statutory purposes are based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. All of our reserves are developed and analyzed annually by Griffith, Ballard and Company, our independent consulting actuaries. At December 31, 2006, we recorded future policy benefits of $1,233.3 million, compared with $1,285.6 million at December 31, 2005.

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

State regulators have the authority to approve or deny our premium rates to ensure that they are not excessive or discriminatory. Because of this regulatory constraint, it is sometimes difficult to receive an adequate premium rate on our products, which can result in unsatisfactory underwriting results.

Despite strict oversight by state insurance regulators, insurance companies occasionally become insolvent. Each of our insurance companies is required to participate in state guaranty fund associations, whose purpose is to protect the policyholders of insolvent insurance companies. Guaranty fund associations assess solvent insurers to pay the claims of insolvent insurers. The assessments are based proportionately upon each solvent insurance company’s share of written premiums in the applicable state. Most state guaranty fund associations allow solvent insurers to

United Fire & Casualty Company and Subsidiaries

recoup the assessments paid through rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. At December 31, 2006, we have a $1.0 million accrual for state guaranty fund assessments.

State insurance regulators also establish insurance funds to provide insurance coverage to those insureds unable to obtain insurance through the voluntary insurance market. In response to the hurricane activity during 2005 and 2004, several of these state insurance funds levied substantial assessments to insurers writing insurance in hurricane-affected areas. These state insurance funds assessed us over $8.1 million including Louisiana ($4.9 million), Mississippi ($2.6 million), Florida ($0.4 million) and Texas ($0.1 million), which increased our reported losses and loss settlement expenses during 2005. The terms of some of these assessments allowed us to recoup the amounts assessed through surcharges to policyholders applied to insurance policies written in the state over a one-year period. Through December 31, 2006 we have recouped $3.1 million of these 2005 assessments through policyholder surcharges. The $2.6 million assessment by the State of Mississippi did not allow us to recoup the amount assessed from policyholders. However, we did receive a $2.4 million refund on this assessment during 2006. The assessment amounts recouped and refunded positively impacted our 2006 operating results. During 2006, we paid another $0.4 million in hurricane assessments from state insurance funds. We anticipate being able to recoup all or part of these assessments through future surcharges to policyholders during 2007.

Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Noncompliance may cause nonconforming investments to be nonadmitted in measuring statutory surplus and, in some instances; states may require us to sell the nonconforming securities.

The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside the “usual range” at December 31, 2006. In addition to the financial ratios, we are also required to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2006, all of our insurance companies had capital well in excess of the required levels.

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

Our family of property and casualty insurers has received a group rating of “A” (Excellent) from A.M. Best Company. Within the group, all of our property and casualty insurers have an “A” (Excellent) rating, except one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating from A.M. Best Company. According to A.M. Best Company, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”

Standard & Poor’s issued an “A-” rating to United Fire & Casualty Company, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds and United Life Insurance Company. According to Standard & Poor’s, an insurer rated “A” or “A-” has “strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.” A Standard & Poor’s Insurer Financial Strength Rating is Standard & Poor’s current opinion of the

United Fire & Casualty Company and Subsidiaries

creditworthiness of an insurer with respect to its ability to pay under its insurance policies and contracts in accordance with its terms.

An insurer’s solvency rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating would indicate that there is an increased likelihood that the insurer could become insolvent and therefore not be able to fulfill its obligations under the insurance policies it issues. The level of an insurer’s solvency rating can affect its level of premium writings, the lines of business it can write and the market value of its shares of stock.

In recent years, rating agencies have been reevaluating the methodology they utilize when rating an insurance company’s financial strength. The main focus of this reevaluation process has centered on whether or not solvency models currently utilized in determining an insurer’s financial strength contain enough flexibility and sophistication to accurately rate a specific insurer’s financial condition. We believe that the level of standardization inherent in current solvency models utilized by rating agencies may impair the model’s ability to generate an appropriate rating.

NEW ACCOUNTING STANDARDS

Refer to Part II, Item 8, Note 1 “Significant Accounting Policies” for a description of recently issued accounting pronouncements not effective for reporting purposes at December 31, 2006. We believe that the new accounting pronouncements, when adopted, will not materially affect our financial condition or results of operations.

NON-GAAP FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP measures enhances investor understanding of our financial performance. The non-GAAP financial measures we utilize in this report are net premiums written, catastrophe losses and statutory combined ratio. These are statutory financial measures prepared in accordance with statutory accounting rules, as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

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

(Dollars in Thousands)
December 31	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2006	$509,669	$(6,547)	$503,122
2005	$487,627	$7,889	$495,516

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are, by their nature, unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office (ISO), a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. For the years ended December 31, 2006 and 2005, losses from non-ISO catastrophes totaled $.9 million and $.6 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

United Fire & Casualty Company and Subsidiaries

Statutory combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100 percent indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios: the loss and loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

We invest in interest rate sensitive securities, primarily fixed maturity securities. While it is generally our intent to hold our fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our available-for-sale fixed maturity securities are carried at fair value on the balance sheet with unrealized gains or losses reported net of tax in accumulated other comprehensive income.

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

The active management of market risk is integral to our operations. We analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment and reserve portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will match the estimated cash flowing out of the reserve portfolio. Our chief investment officer structures the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.

Duration relates primarily to our life insurance segment because the long-term nature of the segment’s reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2006, our life insurance segment had $888.7 million in deferred annuity liabilities that were specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.

Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2006. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of

United Fire & Casualty Company and Subsidiaries

call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 1.32 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be 0.49 years shorter than the duration of the investments supporting the liabilities. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

Table 1—Sensitivity Analysis—Interest Rate Risk

(Dollars in Thousands)	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points
Asset
Estimated fair value of fixed maturities	$2,486,992	$2,401,471	$2,321,157	$2,235,946	$2,156,203

To the extent actual results differ from the assumptions utilized, our duration and rate increase measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.

Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options that we write from time to time to generate additional portfolio income. The carrying values of our common equity securities are based on quoted market prices as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the issuer of securities, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Table 2 details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

(Dollars in Thousands)	-10%	Base	10%
Asset
Estimated fair value of equity securities	$173,886	$193,207	$212,528

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

United Fire & Casualty Company and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in Thousands Except Per Share Data and Number of Shares)	2006	2005
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $45,715 in 2006 and $75,222 in 2005)	$44,663	$72,765
Available-for-sale, at fair value (amortized cost $1,787,880 in 2006 and $1,739,483 in 2005)	1,808,228	1,777,111
Equity securities, at fair value (cost $65,685 in 2006 and $49,839 in 2005)	193,207	158,522
Trading securities, at fair value (amortized cost $10,227 in 2006 and $4,898 in 2005)	11,577	4,881
Mortgage loans	27,789	23,637
Policy loans	7,833	8,193
Other long-term investments	11,777	11,036
Short-term investments	28,268	35,485
	$2,133,342	$2,091,630

Cash and cash equivalents	$255,045	$162,791
Accrued investment income	28,383	30,232
Premiums receivable (net of allowance for doubtful accounts of $393 in 2006 and $742 in 2005)	126,689	115,655
Deferred policy acquisition costs	135,761	119,869
Property and equipment (primarily land and buildings, at cost, less accumulated
depreciation of $27,320 in 2006 and $25,722 in 2005)	12,663	11,150
Reinsurance receivables and recoverables	53,543	126,161
Prepaid reinsurance premiums	5,578	3,015
Income taxes receivable	10,355	40,689
Other assets	14,708	20,732
TOTAL ASSETS	$2,776,067	$2,721,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses:
Property and casualty insurance	$518,886	$620,100
Life insurance	1,233,342	1,285,635
Unearned premiums	231,377	222,267
Accrued expenses and other liabilities	67,690	57,558
Deferred income taxes	43,964	36,152
TOTAL LIABILITIES	$2,095,259	$2,221,712
Stockholders' Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,648,993 shares issued
and outstanding in 2006 and 23,597,773 shares issued and outstanding in 2005	$92,163	$78,658
Additional paid-in capital	161,533	66,242
Retained earnings	343,761	268,872
Accumulated other comprehensive income, net of tax	83,351	86,440
TOTAL STOCKHOLDERS' EQUITY	$680,808	$500,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,776,067	$2,721,924

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands Except Per Share Data and Number of Shares)	2006	2005	2004

Revenues
Net premiums earned	$503,122	$495,516	$492,291
Investment income, net of investment expenses	121,981	118,847	111,474
Realized investment gains	9,965	4,540	4,060
Other income	532	702	300
	$635,600	$619,605	$608,125

Benefits, Losses and Expenses
Losses and loss settlement expenses	$292,789	$392,228	$272,882
Increase in liability for future policy benefits	19,737	17,666	12,125
Amortization of deferred policy acquisition costs	126,898	115,473	110,963
Other underwriting expenses	21,525	32,955	40,960
Interest on policyholders' accounts	49,159	54,727	56,386
	$510,108	$613,049	$493,316
Income before income taxes	$125,492	$6,556	$114,809
Federal income tax expense (benefit)	37,407	(2,488)	35,992
Net income	$88,085	$9,044	$78,817
Less preferred stock dividends and accretions	—	4,106	4,742
Earnings available to common shareholders	$88,085	$4,938	$74,075
Weighted average common shares outstanding (1)	26,132,531	22,444,793	20,115,085
Basic earnings per common share (1)	$3.37	$0.22	$3.68
Diluted earnings per common share (1)	$3.36	$0.22	$3.34
Cash dividends declared per common share (1)	$0.495	$0.48	$0.42

(1)	The 2004 amounts reflect the retroactive effects of our December 15, 2004, one-for-one stock dividend.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands Except Per Share Data and Number of Shares)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total

Balances, January 1, 2004	$33,475	$7,040	$242,774	$90,637	$373,926
Net income	—	—	78,817	—	78,817
Change in net unrealized appreciation (1)	—	—	—	13,078	13,078
Minimum pension liability adjustment (2)	—	—	—	(1,256)	(1,256)
Total comprehensive income					90,639
Dividends on common stock, $.42 per share (3)	—	—	(8,450)	—	(8,450)
Dividends on preferred stock	—	—	(4,399)	—	(4,399)
Accretion of preferred stock issuance costs	—	—	(343)	—	(343)
Issuance of 10,066,028 shares of common stock attributable to a one-for-one stock dividend	33,553	—	(33,553)	—	—
Issuance of 23,836 shares of common stock attributable to exercise of stock options	80	747	—	—	827
Issuance of 248 shares of common stock attributable to conversion of preferred stock	1	9	—	—	10
Balances, December 31, 2004	$67,109	$7,796	$274,846	$102,459	$452,210
Net income	—	—	9,044	—	9,044
Change in net unrealized appreciation (1)	—	—	—	(17,275)	(17,275)
Minimum pension liability adjustment (2)	—	—	—	1,256	1,256
Total comprehensive loss					(6,975)
Dividends on common stock, $.48 per share	—	—	(10,912)	—	(10,912)
Dividends on preferred stock	—	—	(906)	—	(906)
Accretion of preferred stock issuance costs	—	—	(3,200)	—	(3,200)
Issuance of 3,420,727 shares of common stock attributable to conversion of preferred stock	11,402	57,454	—	—	68,856
Issuance of 43,640 shares of common stock attributable to exercise of stock options	145	971	—	—	1,116
Issuance of 850 shares of common stock attributable to employee service awards	2	21	—	—	23
Balances, December 31, 2005	$78,658	$66,242	$268,872	$86,440	$500,212
Net income	—	—	88,085	—	88,085
Change in net unrealized appreciation (1)	—	—	—	7,079	7,079
Total comprehensive income					95,164
Adjustment to initially apply SFAS No. 158, net of tax (4)	—	—	—	(10,168)	(10,168)
Stock option grants and related tax benefit		1,371			1,371
Dividends on common stock, $.495 per share	—	—	(13,196)	—	(13,196)
Issuance of 4,025,000 shares of common stock attributable to common stock offering(5)	13,417	93,545	—	—	106,962
Issuance of 25,380 shares of common stock attributable to exercise of stock options	85	344	—	—	429
Issuance of 840 shares of common stock attributable to employee service awards	3	31	—	—	34
Balances, December 31, 2006	$92,163	$161,533	$343,761	$83,351	$680,808

(1) The change in net unrealized appreciation is net of reclassification adjustments and income taxes (refer to Note 13).

(2) The adjustment of minimum pension liability is net of income taxes (refer to Note 13).

(3) Per share amounts reflect the retroactive effects of our December 15, 2004, one-for-one stock dividend.

(4) The recognition of the underfunded status of employee benefit plans is net of income taxes (refer to Note 13).

(5) The amounts reported are net of underwriting expenses (refer to Note 15).

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)	2006	2005	2004
Cash Flows From Operating Activities
Net income	$88,085	$9,044	$78,817
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium (discount) accretion	$1,682	$897	$(182)
Depreciation and amortization	3,478	3,747	3,909
Stock-based compensation expense	1,234	—	—
Realized investment gains	(9,965)	(4,540)	(4,060)
Net cash flows from trading investments	(6,184)	5,343	(1,969)
Deferred income tax expense (benefit)	9,963	711	(3,008)
Changes in:
Accrued investment income	1,849	(3,064)	(373)
Premiums receivable	(11,034)	3,109	(1,555)
Deferred policy acquisition costs	(6,704)	(2,977)	2,238
Reinsurance receivables	72,618	(93,676)	(2,022)
Prepaid reinsurance premiums	(2,563)	107	483
Income taxes receivable/payable	30,334	(41,563)	5,886
Other assets	6,024	(4,388)	1,668
Future policy benefits and losses, claims and loss settlement expenses	(77,057)	186,430	59,489
Unearned premiums	9,110	(7,997)	(1,675)
Accrued expenses and other liabilities	(5,512)	944	3,212
Deferred income taxes	(488)	460	400
Other, net	(413)	1,103	1,432
Total adjustments	$16,372	$44,646	$63,873
Net cash provided by operating activities	$104,457	$53,690	$142,690
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$2,400	$5,720	$11,541
Proceeds from call and maturity of held-to-maturity investments	28,448	14,885	38,583
Proceeds from call and maturity of available-for-sale investments	263,538	230,978	220,303
Proceeds from short-term and other investments	77,683	37,592	41,896
Purchase of available-for-sale investments	(330,173)	(434,026)	(354,768)
Purchase of short-term and other investments	(67,043)	(36,981)	(70,380)
Net purchases and sales of property and equipment	(4,972)	(1,912)	1,639
Net cash used in investing activities	$(30,119)	$(183,744)	$(111,186)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$206,783	$131,590	$119,041
Withdrawals from investment and universal life contracts	(283,233)	(132,882)	(95,802)
Issuance of common stock (net of underwriting expenses)	107,425	717	626
Redemption of preferred stock	—	(142)	—
Payment of cash dividends	(13,196)	(12,013)	(14,858)
Tax benefit from issuance of common stock	137	—	—
Net cash (used in) provided by financing activities	$17,916	$(12,730)	$9,007
Net Change in Cash and Cash Equivalents	$92,254	$(142,784)	$40,511
Cash and Cash Equivalents at Beginning of Year	162,791	305,575	265,064
Cash and Cash Equivalents at End of Year	$255,045	$162,791	$305,575

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

The accompanying Consolidated Financial Statements include United Fire & Casualty Company and its wholly owned subsidiaries: United Life Insurance Company, Lafayette Insurance Company, Addison Insurance Company, American Indemnity Financial Corporation, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyds, an affiliate of United Fire, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.

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

In May 2006, we closed on the sale of our subsidiary, American Indemnity Company, a Texas domiciled property and casualty insurance company that is licensed in 26 states and the District of Columbia. The sale involved only American Indemnity Company and did not affect the business of any of our other Texas subsidiaries or operations at our Gulf Coast Regional Office in Galveston, Texas. American Indemnity Company had not written or renewed any policies of insurance since November 2003 and was sold as a “shell” company with no liabilities and only the capital assets necessary to maintain its licenses. The sale of American Indemnity Company resulted in a realized gain of $3,401,000, or $0.08 per share after-tax, which has been recorded in the 2006 results of our property and casualty insurance segment.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

United Fire & Casualty Company and Subsidiaries

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

Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. Policy acquisition costs deferred in 2006, 2005 and 2004 were $124,307,000, $111,802,000 and $100,944,000, respectively. Amortization of deferred policy acquisition costs in 2006, 2005 and 2004 totaled $118,756,000, $106,348,000 and $98,579,000, respectively. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses to be incurred and certain other costs expected to be incurred as the premium is earned.

To establish loss and loss settlement expense reserves, we make estimates and assumptions about the future development of claims. Actual results could differ materially from those estimates, which are subjective, complex and inherently uncertain. When we establish and adjust reserves, we do so given our knowledge at that time of the circumstances and facts of known claims. To the extent that we have overestimated or underestimated our loss and loss settlement expense reserves, we adjust the reserves in the period in which such adjustment is determined.

Life insurance business

On whole life and term insurance (traditional business) premiums are reported as earned when due and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (non-traditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs. We do not write variable annuities or variable life insurance products.

The costs of acquiring new life business, principally commissions, certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated lives of non-traditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2006, 2005 and 2004 were $9,295,000, $6,648,000 and $7,780,000, respectively. Amortization of deferred policy acquisition costs in 2006, 2005 and 2004 totaled $8,142,000, $9,125,000 and $12,384,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

The change in the effect on deferred policy acquisition costs that results from assumed realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2006, 2005 and 2004, pretax adjustments increased deferred policy acquisition costs by $9,188,000, $27,669,000 and $5,229,000, respectively.

Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 4.5 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Accident and health reserves are stated at amounts determined by

United Fire & Casualty Company and Subsidiaries

estimates on individual claims and estimates of unreported claims based on past experience. Liabilities for universal life and investment contracts are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using statutory mortality and interest rates, which produce results that are not materially different from GAAP. Liabilities for deferred annuities are carried at the account value.

Investments

Investments in held-to-maturity fixed maturities are recorded at amortized cost. We have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading fixed maturities, equity securities and other long-term investments are recorded at fair value. Mortgage loans and short-term investments are recorded at cost. Policy loans are recorded at the actual amount loaned to the policyholder. Included in investments at December 31, 2006 and 2005, are securities on deposit with, or available to, various regulatory authorities as required by law, with carrying values of $1,389,654,000 and $1,439,783,000, respectively.

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

In 2006, 2005 and 2004, we impaired certain holdings in our investment portfolio as a result of other-than-temporary declines in market value and recorded a pretax realized loss of $406,000, $1,208,000 and $308,000, respectively. We continue to review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” in this item for a discussion of our accounting policy for impairment recognition.

Reinsurance

Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 5 “Reinsurance” in this item for a discussion of our reinsurance operations.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, nonnegotiable certificates of deposit with original maturities of three months or less and money market accounts. Negative cash balances are reported as a component of accrued expenses and other liabilities.

We made payments for income taxes of $25,306,000, $37,903,000 and $32,714,000 during 2006, 2005 and 2004, respectively. In addition, we received refunds totaling $27,844,000 in 2006, due to an overpayment of 2005 tax. There were no significant payments of interest in 2006, 2005 and 2004, other than interest credited to policyholders’ accounts.

Property, equipment and depreciation

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,418,000, $3,687,000 and $3,849,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Amortization of intangibles

Our intangibles are composed entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset, with any impairment being charged to operations in the period that the

United Fire & Casualty Company and Subsidiaries

impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2006, 2005 or 2004.

Amortization expense totaled $60,000 for each of the three years ended December 31, 2006, 2005 and 2004. We reduced the carrying value of our intangibles by $512,000 in 2004 as a result of an adjustment to the deferred tax asset valuation allowance related to the acquisition of American Indemnity Financial Corporation. Refer to Note 8 “Federal Income Tax” in this item for further discussion.

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

Contingent liabilities

In the aftermath of Hurricane Katrina, United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, as well as many other insurers in the Louisiana market have been named as defendants in litigation commenced by policyholders. Some of these policyholders are seeking relief in their own right and other suits have been filed seeking class certification. These suits allege various improprieties in the claims settlement process. This litigation is either immaterial or in the early stages and we can not at this time make a determination as to the ultimate outcome or effect of this litigation on our financial position or operating results. While we believe the claims have been handled consistent with the policy language and the applicable law, the litigation environment for insurers involved in hurricane litigation in Louisiana courts is not favorable. Several recent court rulings in Louisiana and neighboring states were adverse to insurers and have received considerable publicity. These developments present challenges to all insurers involved in hurricane litigation. We maintain that because we were not a party to that litigation these decisions should not directly impact us, and that other decisions should and will be corrected in the appellate courts. However, the litigation seeking class relief, and the number of potential members of any class certified, could potentially create a material obligation for us.

We have established reserves for all claims in litigation commensurate with our evaluation of the potential outcome of those claims. We believe that, in the aggregate, these reserves should be adequate. However, the wave of litigation faced by us and other insurers is unprecedented so it is difficult to accurately predict an outcome. Additionally, many of the persons who will be involved in the determination of factual and legal issues were themselves affected by Hurricane Katrina, complicating the defense of these claims. Our evaluation of these claims and the adequacy of our recorded reserves may change should we encounter adverse developments in the defense of these claims.

In addition, we are a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, is of the opinion that any liability resulting from these actions will not have a material impact on our financial condition and operating results.

Stock-based compensation

Pursuant to our adoption of SFAS No. 123(R), “Share-Based Payment” on January 1, 2006, we now recognize stock-based compensation expense on options granted under our stock option plans. This expense is based on the fair value of the respective stock award and is recognized ratably over the underlying vesting period. We utilized the modified-prospective method prescribed by SFAS No. 123(R) in transitioning to this new accounting treatment for stock-based compensation expense. This method requires that stock-based compensation expense be recorded for all stock options granted subsequent to January 1, 2006 and all unvested stock options that existed upon the adoption of SFAS No. 123(R) in 2006.

United Fire & Casualty Company and Subsidiaries

As allowed by SFAS No. 123(R), we have continued to utilize the Black-Scholes option pricing method to establish the fair value of options granted under our stock option plans. Our determination of fair value of stock-based payment awards on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility in our stock price, the expected dividends to be paid over the term of the awards, the risk-free interest rate and actual and projected employee stock option exercise activity. Any changes in these assumptions may materially affect the estimated fair value of the equity-based award.

Prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as an operating cash flow. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows. This change in presentation did not have a material impact on the amounts reported in the accompanying consolidated statement of cash flows for the year ended December 31, 2006.

For the year ended December 31, 2006, we recognized stock-based compensation expense under SFAS No. 123(R) of $1,175,000, which resulted in a $.03 decrease in our basic and diluted earnings per share. As of December 31, 2006, we have approximately $3,553,000 in stock-based compensation that has yet to be recognized through our results of operations pursuant to SFAS No. 123(R). This compensation will be recognized as the underlying stock options vest over a term of five years. Prior to January 1, 2006, the reporting of pro forma stock-based compensation was limited to disclosure in the notes to the Consolidated Financial Statements. Pro forma net income was $8,653,000 and $78,590,000 for the years ended December 31, 2005 and 2004, respectively. These amounts include $391,000 and $227,000 in pro forma stock-based compensation expense (net of the related tax effects), which would have resulted in a $0.02 and $0.01 decrease in pro forma basic and diluted earnings per share for the years ended December 31, 2005 and 2004, respectively.

Employee benefit obligations

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the recognition of the overfunded or underfunded status of pension plans and other postretirement plans as an asset or liability on the balance sheet, with changes occurring during future years reflected through the accumulated other comprehensive income portion of stockholders’ equity, net of tax, effective December 31, 2006. However, SFAS No. 158 does not change the amount of net periodic benefit cost to be recognized as a component of current period operations. SFAS No. 158 also requires the measurement of the funded status of a plan to match that of the date of our year-end Consolidated Financial Statements, eliminating the use of earlier measurement dates that were previously permissible; we currently utilize December 31 as the measurement date for plan assets and obligations and, therefore, comply with this requirement. The adoption of SFAS No. 158 resulted in the recognition of an after-tax charge of $10,168,000 on our consolidated balance sheet at December 31, 2006.

United Fire & Casualty Company and Subsidiaries

The table below displays the impact that SFAS No. 158 had on our Consolidated Financial Statements for December 31, 2006.

Incremental Effect of SFAS No. 158 on our Consolidated Balance Sheets at December 31, 2006
(Dollars in Thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Assets:
Prepaid pension benefits (1)	$8,054	$(8,054)	$—
Total assets	2,784,121	(8,054)	2,776,067

Liabilities:
Liability for pension benefits (2)	$—	$7,774	$7,774
Liability for health and dental benefits (2)	14,809	(185)	14,624
Deferred income taxes	49,439	(5,475)	43,964
Total liabilities	2,093,145	2,114	2,095,259

Stockholders' Equity:
Accumulated other comprehensive income	$93,519	$(10,168)	$83,351
Total stockholders' equity	690,976	(10,168)	680,808
(1)	Reported as a component of other assets.
(2)	Reported as a component of accrued expenses and other liabilities.

New accounting standards

In July 2006, FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” was issued to clarify accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as the derecognition of a tax position previously recognized in the financial statements. FIN 48 also prescribes expanded disclosure requirements for unrecognized tax benefits recorded. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation effective January 1, 2007 and do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 157 to determine its impact on our Consolidated Financial Statements upon adoption.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance companies for deferred policy acquisition costs on internal replacements made primarily to contracts defined by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” as short-duration and long-duration life insurance contracts, and by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gain and Losses from the Sale of Investments,” as investment contracts. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt SOP 05-1 effective January 1, 2007 and do not expect it to have a material impact on our Consolidated Financial Statements.

United Fire & Casualty Company and Subsidiaries

NOTE 2. SUMMARY OF INVESTMENTS

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2006 and 2005, is as follows.

December 31, 2006	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$3,954	$72	$—	$4,026
Mortgage-backed securities	979	89	—	1,068
States, municipalities and political subdivisions	29,653	871	76	30,448
All foreign bonds	2,001	38	—	2,039
All other corporate bonds	8,076	72	14	8,134
Total Held-to-Maturity Fixed Maturities	$44,663	$1,142	$90	$45,715
AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$21,040	$193	$5	$21,228
Mortgage backed securities	3	—	—	3
All other government	165,050	107	5,051	160,106
States, municipalities and political subdivisions	395,376	9,922	358	404,940
All foreign bonds	52,732	594	317	53,009
Public utilities	287,858	6,050	1,427	292,481
Corporate bonds:
Collateralized mortgage obligations	235	—	62	173
All other corporate bonds	865,586	16,867	6,165	876,288
Total Available-For-Sale Fixed Maturities	$1,787,880	$33,733	$13,385	$1,808,228
Equities
Common stocks:
Public utilities	$11,123	$9,547	$274	$20,396
Bank, trust and insurance companies	12,840	74,763	28	87,575
All other common stocks	41,492	43,951	436	85,007
Nonredeemable preferred stocks	230	—	1	229
Total Available-for-Sale Equity Securities	$65,685	$128,261	$739	$193,207
Total Available-for-Sale Securities	$1,853,565	$161,994	$14,124	$2,001,435

United Fire & Casualty Company and Subsidiaries

December 31, 2005	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$4,518	$135	$—	$4,653
Mortgage-backed securities	1,342	140	—	1,482
All other government	1,200	8	—	1,208
States, municipalities and political subdivisions	51,832	1,894	69	53,657
All foreign bonds	2,002	95	—	2,097
All other corporate bonds	11,871	254	—	12,125
Total Held-to-Maturity Fixed Maturities	$72,765	$2,526	$69	$75,222
AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$25,046	$699	$—	$25,745
All other government	181,326	447	4,394	177,379
States, municipalities and political subdivisions	282,672	7,688	393	289,967
All foreign bonds	57,224	1,346	332	58,238
Public utilities	306,091	12,433	1,456	317,068
Corporate bonds:
Collateralized mortgage obligations	2,837	48	340	2,545
All other corporate bonds	883,137	29,594	7,724	905,007
Redeemable preferred stocks	1,150	12	—	1,162
Total Available-For-Sale Fixed Maturities	$1,739,483	$52,267	$14,639	$1,777,111
Equities
Common stocks:
Public utilities	$10,019	$6,731	$753	$15,997
Bank, trust and insurance companies	12,480	67,799	184	80,095
All other common stocks	27,110	36,007	913	62,204
Nonredeemable preferred stocks	230	—	4	226
Total Available-for-Sale Equity Securities	$49,839	$110,537	$1,854	$158,522
Total Available-for-Sale Securities	$1,789,322	$162,804	$16,493	$1,935,633

United Fire & Casualty Company and Subsidiaries

The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2006	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,615	$6,648	$208,458	$208,344	$1,953	$2,026
Due after one year through five years	9,720	9,947	584,913	593,306	2,560	2,984
Due after five years through 10 years	21,404	22,013	575,828	582,503	—	—
Due after 10 years	1,991	2,013	397,403	402,671	5,714	6,567
Mortgage-backed securities	979	1,068	3	3	—	—
Collateralized mortgage obligations	3,954	4,026	21,275	21,401	—	—
	$44,663	$45,715	$1,787,880	$1,808,228	$10,227	$11,577

Proceeds from sales of available-for-sale securities during 2006, 2005 and 2004 were $2,400,000, $5,720,000 and $11,541,000, respectively. Gross gains of $235,000, $2,249,000 and $1,139,000 and gross losses of $16,000, $1,135,000 and $2,579,000 were realized on those sales in 2006, 2005 and 2004, respectively.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains. Our portfolio of trading securities had a fair value of $11,577,000 at December 31, 2006 and $4,881,000 at December 31, 2005.

Proceeds from the sale of trading securities were $995,000, $11,140,000 and $3,992,000 in 2006, 2005 and 2004, respectively. Gross gains of $232,000, $482,000 and $399,000 and gross losses of $42,000, $106,000 and $11,000 were realized on these sales in 2006, 2005 and 2004, respectively. Additional gross gains (losses) of $1,367,000, $(491,000) and $63,000 were realized in 2006, 2005 and 2004, respectively, which were attributable to the change in fair value of these securities.

There were no sales of held-to-maturity securities during 2006, 2005 or 2004.

A summary of net realized investment gains resulting from sales, calls and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation, less applicable income taxes, is as follows.

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Net realized investment gains
Fixed maturities	$4,700	$2,035	$2,028
Equity securities	5,264	2,505	416
Other investments	1	—	1,616
	$9,965	$4,540	$4,060
Net changes in unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$1,703	$(54,246)	$14,890
Deferred policy acquisition costs	9,188	27,669	5,229
Income tax effect	(3,812)	9,302	(7,041)
Change in net unrealized appreciation	$7,079	$(17,275)	$13,078

United Fire & Casualty Company and Subsidiaries

Net investment income for the years ended December 31, 2006, 2005 and 2004, is composed of the following.

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Investment income
Interest on fixed maturities	$104,767	$107,139	$104,958
Dividends on equity securities	4,862	4,839	3,687
Income (loss) on other long-term investments(1)	366	(487)	1,174
Interest on mortgage loans	1,682	1,708	2,073
Interest on short-term investments	12,559	8,439	3,651
Other	1,712	1,219	1,052
Total investment income	$125,948	$122,857	$116,595
Less investment expenses	3,967	4,010	5,121
Investment income, net	$121,981	$118,847	$111,474

(1) Note: Includes an adjustment to reflect the change in the market value of our limited partnership investments.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires that other-than-temporary impairment charges be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security, or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

On the following page is a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2006. We have the ability and positive intent to hold the securities until such time as the value recovers or the securities mature. Further, we believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We attribute the deterioration in value of our equity security portfolio to usual market volatility and not to any permanent financial hardships encountered by the underlying companies in which we are invested. Therefore, we have concluded that our unrealized losses are temporary in nature.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
December 31, 2006	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds:
States, municipalities and political subdivisions	1	$387	$19	2	$911	$57	$1,298	$76
All other corporate bonds	4	667	14	1	17	—	684	14
Total Held-to-Maturity Fixed Maturities	5	$1,054	$33	3	$928	$57	$1,982	$90

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United states government:
Collateralized mortgage obligations	1	$2,543	$5	—	$—	$—	$2,543	$5
All other government	5	13,083	39	34	138,184	5,013	151,267	5,052
States, municipalities and political subdivisions	19	18,672	123	4	4,998	235	23,670	358
All foreign bonds	3	8,814	147	3	10,774	170	19,588	317
Public utilities	9	31,004	203	18	58,131	1,225	89,135	1,428
Corporate bonds:
Collateralized mortgage obligations	—	—	—	1	174	62	174	62
All other corporate bonds	46	143,024	1,001	56	193,789	5,162	336,813	6,163
Total Available-For-Sale Fixed Maturities	83	$217,140	$1,518	116	$406,050	$11,867	$623,190	$13,385
Equities:
Common stocks	9	$10,666	$473	8	$2,932	$266	$13,598	$739
Total Available-for-Sale Equity Securities	9	$10,666	$473	8	$2,932	$266	$13,598	$739
Total Available-for-Sale Securities	92	$227,806	$1,991	124	$408,982	$12,133	$636,788	$14,124
Total	97	$228,860	$2,024	127	$409,910	$12,190	$638,770	$14,214

United Fire & Casualty Company and Subsidiaries

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of mortgage loans is based upon discounted cash flows, utilizing the market rate of interest for similar loans in effect at the valuation date. Other long-term investments consist primarily of holdings in limited partnership funds that are valued by the various fund managers. In management’s opinion, these values represent fair value at December 31, 2006 and 2005.

For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

The fair value of the liabilities for annuity products that are in a benefit payment phase, guaranteed investment contracts and structured settlements is based on a discount rate of 5.75 percent and 6.25 percent at December 31, 2006 and 2005, respectively. The fair value of annuities currently in an accumulation phase is based on the net cash surrender value.

United Fire & Casualty Company and Subsidiaries

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2006 and 2005, is as follows.

At December 31	2006		2005
(Dollars In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments:
Held-to-maturity fixed maturities	$45,715	$44,663	$75,222	$72,765
Available-for-sale fixed maturities	1,808,228	1,808,228	1,777,111	1,777,111
Trading securities	11,577	11,577	4,881	4,881
Equity securities	193,207	193,207	158,522	158,522
Mortgage loans	27,282	27,789	24,348	23,637
Policy loans	7,833	7,833	8,193	8,193
Other long-term investments	11,777	11,777	11,036	11,036
Short-term investments	28,268	28,268	35,485	35,485
Cash and cash equivalents	255,045	255,045	162,791	162,791
Accrued investment income	28,383	28,383	30,232	30,232
Liabilities
Policy Reserves:
Annuity (Accumulations)	$876,184	$888,693	$955,165	$965,678
Annuity (On-Benefits)	11,151	10,809	9,941	9,079
Structured settlements	706	791	749	881
Guaranteed investment contracts	24,739	25,618	17,806	18,518

United Fire & Casualty Company and Subsidiaries

NOTE 4. SHORT-TERM BORROWINGS

We maintain a $50,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. There was no outstanding loan balances at December 31, 2006 and 2005, nor did we borrow against this line of credit in 2006, 2005 and 2004. As of December 31, 2006, $200,000 of the line of credit was allocated towards letters of credit we have issued as a result of our reinsurance operations.

NOTE 5. REINSURANCE

Property and casualty insurance segment

Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of the primary reinsurance treaties. Retention amounts reflect the accumulated retentions and co-participation of all layers with a treaty.

(Dollars in Thousands)	2006 Reinsurance Program			2005 Reinsurance Program
Type of Reinsurance Treaty	Stated Retention	Limits	Coverage	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$20,000	100% of $18,000	$2,000	$15,000	100% of $13,000
Property excess of loss	$2,000	$12,000	100% of $10,000	$2,000	$12,000	100% of $10,000
Umbrella excess of loss	$1,000	$10,000	100% of $9,000	$1,000	$5,000	100% of $4,000
Surety excess of loss	$1,500	$20,000	89% of $18,500	$1,500	$20,000	89% of $18,500
Property catastrophe, excess(1)	$15,000	$185,000	95% of $170,000	$10,000	$125,000	95% of $115,000
Boiler and machinery	N/A	$25,000	100% of $25,000	N/A	$25,000	100% of $25,000

(1) For 2006, $20.0 million of the property catastrophe reinsurance coverage applied only to specific named perils.

The ceding of insurance does not legally discharge us from primary liability under our policies and we must pay the loss if the reinsurer fails to meet its obligations. We believe all reinsurance receivables are collectable. Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. The majority of our assumed reinsurance business expired on or before December 31, 2000. We limit our exposure on our remaining assumed reinsurance contracts through selective renewal. However, we still have exposure related to the assumed reinsurance contracts that we have elected to continue writing and those that are in runoff status.

In addition, in the event that we incurred catastrophe losses covered by our reinsurance programs, our catastrophe reinsurance program would provide one guaranteed reinstatement at 100 percent of the original premium. We also purchase reinsurance from the Florida Hurricane Catastrophe Fund (“FHCF”). The level of reinsurance protection obtained through this fund is immaterial to our operations.

Our reinsurance assumed from foreign insurance companies is primarily accounted for using the periodic method, whereby premiums are recognized as revenue over the policy term and claims, including an estimate of IBNR claims, are recognized as they occur. The amount of reinsurance business assumed from foreign insurance companies is not material to our Consolidated Financial Statements.

United Fire & Casualty Company and Subsidiaries

Premiums, losses and loss settlement expenses related to our ceded and assumed business is displayed in the table below.

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Ceded Business:
Written premiums ceded	$47,018	$36,073	$28,191
Earned premiums ceded	44,455	36,180	28,674
Loss and loss settlement expenses ceded	25,203	150,505	5,464

Assumed Business:
Written premiums assumed	$19,000	$15,088	$11,339
Earned premiums assumed	18,767	14,995	11,467
Loss and loss settlement expenses assumed	10,988	18,625	7,002

Life insurance segment

As of December 31, 2006 and 2005, United Life Insurance Company purchased reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or less, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout.

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Ceded Business:
Insurance in force ceded	$658,817	$546,135	$479,409
Earned premiums ceded	1,497	1,473	1,355
Loss incurred ceded	596	1,404	2,313

Assumed Business:
Written premiums assumed	$—	$—	$284
Earned premiums assumed	97	227	436
Loss incurred assumed	101	64	157

The ceding of insurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. Approximately 91.0 percent of ceded life insurance in force as of December 31, 2006, has been ceded to four reinsurers. We believe all reinsurance receivables are collectable. From 2002 to 2004, the life insurance segment assumed portions of credit life and accident and health insurance business from other insurance companies. We continue to have exposure related to our assumed reinsurance contracts that are in a runoff status.

United Fire & Casualty Company and Subsidiaries

NOTE 6. RESERVES FOR LOSS AND LOSS SETTLEMENT EXPENSES

Because property and casualty insurance reserves are estimates of the unpaid portions of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts, which are based on management's best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in losses and loss settlement expenses in the accompanying Consolidated Statements of Income in the period such changes are determined.

The table below provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2006, 2005 and 2004 (net of reinsurance amounts). The favorable development in each year resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This re-estimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized during 2006, 2005 and 2004 is the development of IBNR claims and loss settlement expenses at a level significantly less than that reserved for at December 31, 2005 and 2004, respectively. We attribute this favorable development to the fact that during recent years, we have experienced abnormally low levels of noncatastrophe claims frequency. Due to uncertainty surrounding loss development from Hurricane Katrina and the uncertainty surrounding the continuance of the extraordinarily low levels of noncatastrophe claims frequency experienced in recent years, we have not altered our reserving process as of December 31, 2006.

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

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Gross liability for losses and loss settlement expenses at beginning of year	$620,100	$464,889	$427,047
Reinsurance receivables	(60,137)	(28,609)	(27,307)
Net liability for losses and loss settlement expenses at beginning of year	$559,963	$436,280	$399,740
Losses and loss settlement expenses incurred for claims occurring during
Current year	$303,469	$453,341	$294,829
Prior years	(24,965)	(77,484)	(38,587)
Total incurred	$278,504	$375,857	$256,242
Losses and loss settlement expense payments for claims occurring during
Current year	$129,686	$142,161	$118,807
Prior years	230,455	110,013	100,895
Total paid	$360,141	$252,174	$219,702
Net liability for losses and loss settlement expenses at end of year	$478,326	$559,963	$436,280
Reinsurance receivables	40,560	60,137	28,609
Gross liability for losses and loss settlement expenses at end of year	$518,886	$620,100	$464,889

United Fire & Casualty Company and Subsidiaries

NOTE 7. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

 Statutory capital and surplus in regards to policyholders at December 31, 2006, 2005 and 2004 and net income for the years then ended are as follows.

(Dollars in Thousands)	Statutory Capital and Surplus	Statutory Net Income
2006
Property and casualty (1)	$575,983	$71,564
Life, accident and health	151,676	18,006
2005
Property and casualty (1)	$383,136	$1,565
Life, accident and health	135,362	17,640
2004
Property and casualty (1)	$383,900	$66,693
Life, accident and health	124,463	16,932

(1) Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus and therefore represents our total consolidated statutory capital and surplus.

We and our property and casualty and life insurance subsidiaries prepare our statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. Statutory accounting practices primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, life insurance reserves are established based on different actuarial assumptions and the value of investments and deferred taxes are established on a different basis.

We are directed by the state insurance departments’ solvency regulations to calculate required minimum capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2006, both United Life Insurance Company and United Fire and its property and casualty subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels.

The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $71,564,000 in dividend distributions to stockholders in 2007 without prior approval. We paid dividends of $13,196,000, $11,817,000 and $12,654,000 in 2006, 2005 and 2004, respectively. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. In 2006 and 2005, United Fire received $4,000,000 in dividends from United Life Insurance Company. There were no intercompany dividends in 2004. Pursuant to the sale of American Indemnity Company in May 2006, we implemented a plan of corporate reorganization. Part of this plan entailed the distribution of the majority of American Indemnity Company’s net assets to United Fire & Casualty Company. This distribution was recognized by United Fire as a $34,700,000 intercompany dividend.

United Fire & Casualty Company and Subsidiaries

NOTE 8. FEDERAL INCOME TAX

Federal income tax expense (benefit) is composed of the following.

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Current	$27,932	$(3,659)	$38,600
Deferred	9,475	1,171	(2,608)
Total	$37,407	$(2,488)	$35,992

A reconciliation of income tax expense (computed at the applicable federal tax rate of 35 percent in 2006, 2005 and 2004, respectively) to the amount recorded in the accompanying Consolidated Financial Statements is as follows.

(Dollars in Thousands)
Years Ended December 31	2006	2005	2004
Computed expected income tax expense	$43,922	$2,295	$40,183
Tax-exempt municipal bond interest income	(4,653)	(3,843)	(3,263)
Nontaxable dividend income	(1,035)	(1,071)	(872)
Valuation allowance (reduction) increase	(1,095)	—	518
Other, net	268	131	(574)
Federal income tax expense (benefit)	$37,407	$(2,488)	$35,992

The significant components of the net deferred tax liability at December 31, 2006 and 2005, are as follows.

(Dollars in Thousands)
December 31	2006	2005
Deferred tax liabilities:
Net unrealized appreciation on investment securities	$51,783	$51,151
Deferred policy acquisition costs	44,287	38,572
Pension	3,840	2,535
Net bond discount accretion and premium amortization	3,453	2,775
Miscellaneous	1,792	1,432
Gross deferred tax liability	$105,155	$96,465
Deferred tax assets:
Financial statement reserves in excess of income tax reserves	$26,767	$27,543
Unearned premium adjustment	15,596	14,940
Net operating loss carryforwards	6,195	7,290
Underfunded benefit plan obligation	5,475	—
Postretirement benefits other than pensions	5,066	4,805
Investment impairments	2,812	6,881
Salvage and subrogation	1,675	2,313
Miscellaneous	3,800	3,831
Gross deferred tax asset	$67,386	$67,603
Valuation allowance	(6,195)	(7,290)
Deferred tax asset	$61,191	$60,313
Net deferred tax liability	$43,964	$36,152

As of December 31, 2006, we have a gross deferred tax asset for net operating loss carryforwards totaling $18,780,000, all of which was acquired as part of our purchase of American Indemnity Financial Corporation. These

United Fire & Casualty Company and Subsidiaries

net operating loss carryforwards expire from 2009 through 2018, of which carryforwards of $11,085,000 expire from 2009 through 2011. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2006, we recorded a valuation allowance of $6,195,000, which relates to those net operating loss carryforwards that can only be used to offset future income of the property and casualty insurance segment. As we have determined that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance was recorded as a reduction to our intangible asset for agency relationships, which resulted in the elimination of the carrying value of the intangible asset related to the acquisition of American Indemnity Financial Corporation in 2004. Beginning in 2006, these adjustments have been recognized as a reduction to current federal income tax expense.

A portion of life insurance income earned prior to 1984 was not taxable unless it exceeded certain statutory limitations or was distributed as dividends. As of December 31, 2004, such income, accumulated in the policyholders’ surplus account, totaled $2,121,000. At current corporate income tax rates, the associated tax was $742,000. The American Jobs Creation Act (“AJCA”) suspended the tax on distributions from the policyholder surplus accounts of stock life insurance companies for the tax years beginning after December 31, 2004 and before January 1, 2007. AJCA also reversed the order of accounts from which distributions are deemed to occur during this time. Distributions occurring during 2005 and 2006 were deemed to come from the policyholder surplus accounts, then from the shareholder surplus accounts and then from other accounts, which allowed the distribution of the amount in our policyholders’ surplus account to be made on a tax-free basis in 2005 or 2006. During 2005, the $2,121,000 in the policyholders’ surplus account was distributed.

NOTE 9. EMPLOYEE BENEFITS

The two main employee benefit plans we offer are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

Noncontributory defined benefit pension plan

We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Under our pension plan, retirement benefits are based on the number of years of service and level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute approximately $4,000,000 to the plan in 2007.

Pension Plan Assets (Dollars in Thousands)	2006	% of Total	2005	% of Total
Common stock:
United Fire common stock - 202,058 shares	$7,123	13.4%	$8,169	18.0%
Other	25,585	48.1%	21,976	48.2%
Total common stock	$32,708	61.5%	$30,145	66.2%
United Life Insurance Company annuity	8,539	16.0%	9,267	20.3%
Cash and cash equivalents	11,993	22.5%	6,125	13.5%
Total Plan Assets	$53,240	100.0%	$45,537	100.0%

Dividends on shares of United Fire common stock totaled approximately $100,000 during 2006, as compared to $97,000 during 2005. The annuity fund purchased from United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company. It is our policy to invest funds within the pension plan, primarily in common equity securities.

United Fire & Casualty Company and Subsidiaries

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

Estimates and assumptions used to determine benefit obligations and costs

The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit plan obligations. We annually establish the discount rate used to determine the present value of the plan benefit obligations as of December 31. The discount rate is an estimate of the interest rate at which the plan benefits could be effectively settled. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the plan benefit obligations. Another significant assumption utilized is the expected long-term rate of return on the invested pension plan assets. The expected long-term rate of return is an assumption as to the average rate of earnings expected on the pension plan funds invested, or to be invested, to provide for the settlement of benefits included in the projected pension benefit obligation. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. Annually, we perform an analysis of expected long-term rates of return based on the composition and allocation of our pension plan assets and recent economic conditions.

The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31, 2006.

Weighted-average assumptions as of	Pension Benefits		Other Benefits
December 31	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31.

Weighted-average assumptions as of	Pension Benefits		Other Benefits
January 1	2006	2005	2006	2005
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

United Fire & Casualty Company and Subsidiaries

The table below provides a reconciliation of the changes in both plans’ benefit obligations and fair value of plan assets and a statement of the plans’ funded status for 2006 and 2005.

(Dollars in Thousands)	Pension Benefits		Other Benefits
At December 31	2006	2005	2006	2005
Reconciliation of projected benefit obligation
Obligation at beginning of year	$54,369	$47,782	$14,320	$14,029
Service cost	2,402	2,113	718	634
Interest cost	3,160	2,875	756	728
Actuarial loss (gain)	2,726	2,945	(703)	(632)
Benefit payments and adjustments	(1,643)	(1,346)	(467)	(439)
Obligation at December 31	$61,014	$54,369	$14,624	$14,320
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$45,537	$38,443	$—	$—
Actual return on plan assets	3,742	2,905	—	—
Employer contributions	5,604	5,535	467	439
Benefit payments and adjustments	(1,643)	(1,346)	(467)	(439)
Fair value of plan assets at December 31	$53,240	$45,537	$—	$—
Funded status at December 31	$(7,774)	$(8,832)	$(14,624)	$(14,320)

The accumulated pension benefit obligation was $49,670,000 and $44,300,000 at December 31, 2006 and 2005, respectively.

(Dollars in Thousands)	Pension Benefits		Other Benefits
At December 31	2006	2005	2006	2005
Unrecognized prior service cost	$318	$425	$(220)	$(232)
Unrecognized actuarial loss	15,510	13,414	35	738
Items not recognized through benefit expense	$15,828	$13,839	$(185)	$506

The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately 11 years. This period represents the average remaining employee service period until the date of full eligibility. We anticipate amortization of prior service costs and net losses for 2007 to be $107,000 and $855,000, respectively. The following table provides the components of net periodic benefit cost for the plans for 2006, 2005 and 2004.

(Dollars in Thousands)	Pension benefits			Other benefits
Years Ended December 31	2006	2005	2004	2006	2005	2004

Service cost	$2,402	$2,113	$1,953	$718	$634	$644
Interest cost	3,160	2,875	2,577	756	728	816
Expected return on plan assets	(3,920)	(3,341)	(2,555)	—	—	—
Amortization of prior service cost	107	108	108	(12)	(12)	87
Amortization of net loss	808	570	522	—	—	—
Net periodic benefit cost	$2,557	$2,325	$2,605	$1,462	$1,350	$1,547

For measurement purposes of our health benefit plan, a 9.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2006. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2011 and remain at that level thereafter. For dental claims, a 5.25 percent annual rate of increase was assumed for 2007 and thereafter.

United Fire & Casualty Company and Subsidiaries

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(Dollars in Thousands)	1% Increase	1% Decrease
Effect of total of service and interest cost components of net periodic postretirement health care benefit cost	$290	$(229)
Effect on the health care component of the accumulated postretirement benefit obligation	2,441	(1,965)

The following table summarizes the expected benefit payments to be paid from our plans over the next 10 years.

(Dollars in Thousands)	Pension Benefits	Other Benefits
2007	$1,915	$604
2008	2,024	660
2009	2,227	710
2010	2,376	817
2011	2,462	876
2012-2016	17,161	5,560

Other Benefit Plans

We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2006, 2005 and 2004, was $3,892,000, $1,364,000 and $3,402,000, respectively.

We also have an employee stock ownership plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining age 21. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of the total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2006, 2005 and 2004, the Employee Stock Ownership Plan owned 248,764, 249,978 and 250,922 shares of United Fire common stock, respectively. Shares owned by the Employee Stock Ownership Plan are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $650,000, $250,000 and $30,000 in 2006, 2005 and 2004, respectively.

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees, with 486,908 available for future issuance at December 31, 2006. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date.

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 120,003 available for future issuance at December 31, 2006. The board has the authority to determine which nonemployee directors receive options, when options and restricted stock shall be granted, the option price, the

United Fire & Casualty Company and Subsidiaries

option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan. The analysis below details the activity of our stock option plans for the year ended December 31, 2006. Information on the options outstanding at December 31, 2006, is also presented.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	352,280	$23.76
Granted	163,250	38.21
Exercised	(25,380)	16.90
Forfeited or expired	(16,500)	26.05
Outstanding at December 31, 2006	473,650	$29.03	7.8	$2,948
Exercisable at December 31, 2006	116,500	$22.34	6.7	$1,504

Intrinsic value is the difference between our share price on the last day of trading, December 31, 2006 and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on December 31, 2006. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $448,000, $845,000 and $575,000 in December 31, 2006, 2005 and 2004, respectively.

The weighted-average grant-date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

December 31,	2006	2005	2004
Risk-free interest rate	4.60%	4.07%	3.72%
Expected option life (in years)	7.00	7.00	7.00
Expected dividends	$0.495	$0.48	$0.42
Expected volatility	26.45%	26.72%	32.06%

December 31,	2006	2005	2004
Weighted-average grant-date fair value of options granted during the year	$14.57	$10.05	$7.44

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.01 - 15.00	1,400	2.34	12.79	1,400	12.79
15.01 - 21.00	93,250	5.83	16.27	52,550	16.41
21.01 - 27.00	83,150	7.14	21.66	26,150	21.66
27.01 - 33.00	153,600	8.18	31.55	33,900	31.21
33.01 - 41.00	142,250	9.13	39.13	2,500	39.13
$9.01 - 41.00	473,650	7.80	29.03	116,500	22.34

United Fire & Casualty Company and Subsidiaries

NOTE 10. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Note 1. We analyze results based on profitability (i.e., loss ratios), expenses and return on equity. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.

The property and casualty insurance segment markets most forms of commercial and personal property and casualty insurance products, including surety bonds and reinsurance. The business is generated through 891 independent agencies and brokers in 41 states. The life insurance segment underwrites and markets life (primarily universal and traditional life) and annuity (primarily single premium annuity) products to individuals and groups through 899 independent agencies in 27 states.

Top Five States for Direct Premium Written
Property and Casualty Insurance Segment:
Texas	12.8%
Iowa	12.7%
Colorado	10.6%
Louisiana	10.4%
Missouri	8.1%
Total Percent of Direct Premium Written	54.6%

Life Insurance Segment:
Iowa	47.6%
Wisconsin	9.9%
Minnesota	9.4%
Nebraska	7.7%
Illinois	6.6%
Total Percent of Direct Premium Written	81.2%

Total revenue by segment includes sales to outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to outside customers. The table on the following page sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for the years ended December 31, 2006, 2005 and 2004, are reported in the property and casualty insurance segment.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
Year Ended December 31	2006	2005	2004
Property and Casualty Insurance Segment
Revenues
Net premiums earned:
Fire and allied lines (1)	$145,373	$143,902	$156,486
Other liability (2)	130,358	121,529	112,060
Automobile	111,870	114,161	118,625
Workers’ compensation	42,079	39,084	35,792
Fidelity and surety	22,021	25,202	25,345
Reinsurance	14,131	10,928	7,758
Miscellaneous	1,199	1,341	822
Total net premiums earned	$467,031	$456,147	$456,888
Net investment income	40,356	34,874	29,151
Realized investment gains	6,986	2,013	2,709
Other income (expense)	(108)	—	—
Total reportable segment	$514,265	$493,034	$488,748
Intersegment eliminations	(131)	(133)	(723)
Total revenues	$514,134	$492,901	$488,025
Net income (loss) before income taxes
Revenues	$514,265	$493,034	$488,748
Benefits, losses and expenses	410,762	507,977	389,822
Total reportable segment	$103,503	$(14,943)	$98,926
Intersegment eliminations	102	102	(488)
Total net income (loss) before income taxes	$103,605	$(14,841)	$98,438
Income tax expense (benefit)	29,635	(10,243)	30,364
Net income (loss)	$73,970	$(4,598)	$68,074
Assets
Total reportable segment	$1,524,790	$1,412,890	$1,283,340
Intersegment eliminations	(224,667)	(213,833)	(216,823)
Total assets	$1,300,123	$1,199,057	$1,066,517
Life Insurance Segment
Revenues
Net premiums earned:
Ordinary life	$20,875	$20,596	$13,688
Universal life	9,923	9,716	9,606
Accident and health	2,716	3,814	5,602
Annuities	1,109	2,761	2,423
Credit life	1,375	2,447	4,042
Group accident and health	326	270	277
Total net premiums earned	$36,324	$39,604	$35,638
Net investment income	81,650	83,872	82,345
Realized investment gains	2,979	2,528	1,941
Other income	640	702	300
Total reportable segment	$121,593	$126,706	$120,224
Intersegment eliminations	(127)	(2)	(124)
Total revenues	$121,466	$126,704	$120,100
Net income before income taxes
Revenues	$121,593	$126,706	$120,224
Benefits, losses and expenses	99,729	105,456	103,879
Total reportable segment	$21,864	$21,250	$16,345
Intersegment eliminations	23	147	26
Total net income before income taxes	$21,887	$21,397	$16,371
Income tax expense	7,772	7,755	5,628
Net income	$14,115	$13,642	$10,743
Assets	$1,475,944	$1,522,867	$1,503,870
Consolidated Totals
Total consolidated revenues	$635,600	$619,605	$608,125
Total consolidated net income	$88,085	$9,044	$78,817
Total consolidated assets	$2,776,067	$2,721,924	$2,570,387

(1)”Fire and allied lines” in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.

(2)"Other liability" is business insurance covering bodily injury and property damage arising from general business.

United Fire & Casualty Company and Subsidiaries

NOTE 11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth our selected unaudited quarterly financial information.

(Dollars in Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year ended December 31, 2006
Total revenues	$154,142	$156,887	$158,177	$166,394	$635,600
Net income	$13,451	$22,942	$22,426	$29,266	$88,085
Basic earnings per common share (1)	$0.57	$0.90	$0.81	$1.06	$3.37
Diluted earnings per common share (1)	$0.57	$0.89	$0.81	$1.06	$3.36
Year ended December 31, 2005
Total revenues	$153,377	$155,619	$149,823	$160,786	$619,605
Net income (loss)	$32,600	$26,917	$7,955	$(58,428)	$9,044
Basic earnings (loss) per common share (1)	$1.55	$1.08	$0.34	$(2.48)	$0.22
Diluted earnings (loss) per common share (1)	$1.38	$1.08	$0.34	$(2.48)	$0.22

(1) The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

NOTE 12. EARNINGS AND DIVIDENDS PER COMMON SHARE

We compute earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, we compute basic earnings per share by dividing net income or loss available to common shareholders (net income or loss less dividends to preferred shareholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding as well as our outstanding stock options. During 2005, we redeemed all shares of preferred stock that were not previously converted into shares of common stock. We therefore have no shares of preferred stock outstanding at December 31, 2006 and 2005.

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the appropriate conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock at the beginning of the reporting period. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The preferred stock had an anti-dilutive effect in 2005 and a dilutive effect in 2004.

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

United Fire & Casualty Company and Subsidiaries

The components of basic and diluted earnings per share are displayed in the table below. The 2004 amounts reflect the retroactive effects of our December 15, 2004, one-for-one stock dividend.

(In Thousands Except Per Share Data)
Years ended December 31	2006	2005	2004
Earnings available to common shareholders	$88,085	$4,938	$74,075
Weighted-average common shares outstanding	26,133	22,445	20,115
Basic earnings per share	$3.37	$0.22	$3.68

(In Thousands Except Per Share Data)
Years ended December 31	2006	2005	2004
Net income	$88,085	$9,044	$78,817
Preferred dividends and accretions (1)	—	(4,106)	(4,742)
Total earnings available to common shareholders	$88,085	$4,938	$74,075
Weighted-average common shares outstanding	26,133	22,445	20,115
Potentially dilutive common shares - convertible preferred stock (1)	—	—	3,428
Potentially dilutive common shares - stock options (2)	69	90	88
Weighted-average common and potential shares outstanding	26,202	22,535	23,631
Diluted earnings per share	$3.36	$0.22	$3.34

(1)

The effect of our preferred stock ($4,106,000 in preferred dividends and accretions and 1,142,000 potentially dilutive common shares) on our 2005 diluted earnings per share calculation was disregarded since the effect was anti-dilutive.

(2)	For the year ended December 31, 2006, we had 142,250 anti-dilutive options outstanding, which were excluded.

Cash dividends per common share of $.495, $.48 and $.42 were declared in 2006, 2005 and 2004, respectively.

United Fire & Casualty Company and Subsidiaries

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income (loss) are net income and the change in net unrealized gains and losses on available-for-sale securities as adjusted for amounts that have been reclassified as realized gains and losses. The following table sets forth the components of comprehensive income (loss) and the related tax effects for the years ended December 31, 2006, 2005 and 2004.

(Dollars in Thousands)
Years ended December 31	Amount Before Tax	Income Tax Effect	Amount Net of Taxes
2006
Net income	$125,492	$(37,407)	$88,085
Net unrealized appreciation arising during the year	20,856	(7,300)	13,556
Adjustment for net realized gains included in income	(9,965)	3,488	(6,477)
Comprehensive income	$136,383	$(41,219)	$95,164
2005
Net income	$6,556	$2,488	$9,044
Minimum pension liability adjustment	1,932	(676)	1,256
Net unrealized depreciation arising during the year	(22,037)	7,713	(14,324)
Adjustment for net realized gains included in income	(4,540)	1,589	(2,951)
Comprehensive loss	$(18,089)	$11,114	$(6,975)
2004
Net income	$114,809	$(35,992)	$78,817
Minimum pension liability adjustment	(1,932)	676	(1,256)
Net unrealized appreciation arising during the year	24,180	(8,463)	15,717
Adjustment for net realized gains included in income	(4,060)	1,421	(2,639)
Comprehensive income	$132,997	$(42,358)	$90,639

United Fire & Casualty Company and Subsidiaries

NOTE 14. LEASE COMMITMENTS

At December 31, 2006, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $4,714,000, $4,558,000 and $2,355,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Our most prominent lease arrangement is for office space through which we conduct the insurance operations of our Galveston, Texas, location. This lease was initiated in December 2004, with a lease term of 10 years. The annual lease payment for this office space is approximately $2,100,000.

At December 31, 2006, our future minimum rental payments are as follows:

(Dollars in Thousands)
2007	$4,347
2008	3,453
2009	3,038
2010	2,603
2011	2,223
Thereafter	7,077
Total	$22,741

NOTE 15. COMMON STOCK OFFERING

During the second quarter of 2006, we completed an offering of shares of our common stock priced at $28.00 per share. Pursuant to this offering, we issued 4,025,000 shares of our $3.33 par value common stock, resulting in proceeds (net of $5,738,000 million in underwriting expenses) of $106,962,000.

United Fire & Casualty Company and Subsidiaries

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

United Fire & Casualty Company

We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (United Fire) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules of United Fire listed in Item 15(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

During 2006, United Fire changed its method of accounting for the recognition of stock-based compensation expense and the recognition of the funded status of its defined benefit pension and postretirement plans, which has been discussed in Note 1 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Fire’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 28, 2007

United Fire & Casualty Company and Subsidiaries

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

As of December 31, 2006, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2006, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Dated: February 28, 2007

/s/ John A. Rife
John A. Rife
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

United Fire & Casualty Company and Subsidiaries

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

United Fire & Casualty Company

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Fire & Casualty Company (United Fire) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of United Fire’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Fire & Casualty Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of United Fire & Casualty Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 28, 2007

United Fire & Casualty Company and Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 under the headings “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” respectively and incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

None.

United Fire & Casualty Company and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AT UNITED FIRE
Age (as of December 31, 2006), Present Position and Business Experience	Term as Director Expires	Served as Director Since
Scott McIntyre Jr., 73, has served as chairman of our board of directors since 1975. He has been employed by us in various capacities since 1954, including as president from 1966 to 1997 and as chief executive officer from 1991 to 2000. Mr. McIntyre is also the father-in-law of Christopher R. Drahozal, who also serves as a director.	May 2008	1956

John A. Rife, 64, serves as our president and chief executive officer. Mr. Rife began his employment with our life insurance subsidiary, United Life Insurance Company, in 1976. Mr. Rife was appointed president in 1997 and chief executive officer in 2000. He serves as president of United Life Insurance Company, a position he has held since 1984 and he also serves as president and chief executive officer of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company from 1983 to the present. He has served us as a director since 1998. Since 2001, Mr. Rife has served on the board of directors of Cedar Rapids Bank & Trust, a bank in Cedar Rapids, Iowa. Since 2006 he has served on the board of directors of QCR Holdings, Inc., the parent holding company of Cedar Rapids Bank & Trust. Mr. Rife also serves on the boards of trustees of United Way of East Central Iowa, Mercy Medical Center and Priority One. Mr. Rife is retiring as president and chief executive officer of United Fire & Casualty Company and its subsidiaries (except for United Life Insurance Company where he will continue to serve as president) effective May 16, 2007. Mr. Rife has agreed to be nominated as a director at our next annual stockholders’ meeting in 2007.

	May 2007	1998

Jack B. Evans, 58, is president of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa. He has served as its president since January 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its president from 1993 to 1995. SCI Financial Group was a regional financial services firm providing brokerage, insurance and related services to its clients. In addition to United Fire & Casualty Company, Mr. Evans also serves on the board of directors of Nuveen Institutional Advisory Corp. of Chicago, Illinois. He is also a former director of Alliant Energy Corporation of Madison, Wisconsin and the Federal Reserve Bank of Chicago.

	May 2009	1995
Christopher R. Drahozal, 45, is a professor of law at the University of Kansas School of Law, Lawrence, Kansas, where he has taught since 1994. Mr. Drahozal was an attorney in private practice in Washington, D.C. from 1991 until 1994. Mr. Drahozal is the son-in-law of Scott McIntyre Jr.	May 2009	1997
Thomas W. Hanley, 54, is currently a teacher at Xavier High School, a Catholic high school in Cedar Rapids, Iowa. He began teaching full time in 2004. From 2002 to 2004, Mr. Hanley conducted post-graduate studies in Theology from Loras College in Dubuque, Iowa. From 1979 to April 2003, Mr. Hanley was employed as a certified public accountant by McGladrey & Pullen, LLP, a tax and accounting firm in Cedar Rapids, Iowa. Mr. Hanley served as a partner at McGladrey & Pullen, LLP from 1983 to January 2002.	May 2009	2003

Douglas M. Hultquist, 51, has consented to be nominated to serve the remainder of Mr. Riley’s term as director expiring in May 2008. Mr. Hultquist is the president, chief executive officer and a director of QCR Holdings, Inc., a multi-bank holding company headquartered in Moline, Illinois that serves Moline and Rockford, Illinois, Milwaukee, Wisconsin and Davenport and Cedar Rapids, Iowa through wholly owned subsidiary banks. He practiced public accountancy with KPMG Peat Marwick beginning in 1977 and was named a partner of that firm in 1987. In 1991, the Quad City office of KPMG Peat Marwick merged with McGladrey & Pullen, a tax and accounting firm. Mr. Hultquist served as a tax partner in the Quad City office of McGladrey & Pullen from 1991 until he left and co-founded QCR Holdings, Inc. in 1993. Mr. Hultquist serves as director of Quad City Bank & Trust; director of Cedar Rapids Bank & Trust; director of Rockford Bank & Trust; director of Quad City Bancard; director of First Wisconsin Bank & Trust; and director of M2 Lease Funds. Mr. Hultquist also serves as board chair of Augustana College in Rock Island, Illinois.

Nominee	N/A

James A. Leach, 64, has agreed to be nominated as a director at our next annual meeting in 2007. From 1977 until 2007, Mr. Leach served as a Representative from Iowa to the United States Congress. Most recently, Mr. Leach served as chairman emeritus, Committee on Banking and Financial Services; member, Committee on International Relations; and chairman, Subcommittee on East Asian and Pacific Affairs. Mr. Leach received his bachelor of arts degree (cum laude) in political science from Princeton University and his masters of arts degree in soviet politics from Johns Hopkins University. From 1966 to 1968, he was a research student in economics and soviet politics at the London School of Economics.

Nominee	N/A

United Fire & Casualty Company and Subsidiaries

Casey D. Mahon, 55, is an adjunct professor of law at the University of Iowa College of Law, Iowa City, Iowa, where she has taught since 1998. Ms. Mahon was employed as senior vice president and general counsel of McLeodUSA, Inc. from June 1993 until she retired in February 1998. McLeodUSA, Inc. provides integrated communications services.	May 2008	1993
George D. Milligan, 50, is the president of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group includes a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital facilities. Since 2005, Mr. Milligan has also served on the board of directors of West Bancorporation, Inc. of West Des Moines, Iowa.	May 2009	1999

Mary K. Quass, 56, is the president and chief executive officer of NRG Media, LLC, Cedar Rapids, Iowa. NRG Media, LLC is a radio broadcasting group of over 90 stations founded in August 2002. Ms. Quass is also president and chief executive officer of Quass Communications, LLC. Founded in 1998, Quass Communications, LLC is a privately held investment company. From 1988 to 1998, Ms. Quass held the position of president and chief executive officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications. Ms. Quass served as president and chief executive officer of Central Star Communications, which operated over 50 radio stations throughout the Midwest, until 2000. Ms. Quass has agreed to be nominated as a director at our next annual stockholders’ meeting in 2007.

	May 2007	1998
Byron G. Riley, 76, is an attorney with the law firm of Bradley & Riley PC, Cedar Rapids, Iowa. He has practiced law with that law firm since 1981. Bradley & Riley PC provides legal services to us. Mr. Riley is retiring from the board of directors effective May 16, 2007. Douglas M. Hultquist has been nominated to serve the remainder of Mr. Riley’s unexpired term as director.	May 2008	1983
Kyle D. Skogman, 56, is president of Skogman Construction Co. of Iowa, a company that specializes in residential construction, primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990. Mr. Skogman has agreed to be nominated as a director at our next annual stockholders’ meeting in 2007.	May 2007	2000

Frank S. Wilkinson Jr., 67, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota, company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including executive vice president and director from 1993 to 2000. Mr. Wilkinson also serves on the boards of directors of Hub International, Ltd. of Chicago, Illinois and Benfield Group, Ltd. of London, England. Mr. Wilkinson serves as chair of Hub International, Ltd. board’s compensation committee.

May 2008	2001

United Fire & Casualty Company and Subsidiaries

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES AT UNITED FIRE

The following table sets forth information as of December 31, 2006, concerning the following executive officers and significant employees.

Name	Age	Position
Scott McIntyre Jr. (1)	73	Chairman of the Board of Directors
John A. Rife (1)	64	President, Chief Executive Officer and Director
Randy A. Ramlo (1)	45	Executive Vice President and Chief Operating Officer
Michael T. Wilkins (1)	43	Senior Vice President, Corporate Administration
Kent G. Baker (1)(2)	63	Vice President and former Chief Financial Officer
Dianne M. Lyons (1)	43	Vice President and Chief Financial Officer
Brian S. Berta	42	Vice President, Great Lakes regional office
David E. Conner (1)	48	Vice President and Chief Claims Officer
John R. Cruise (2)	65	Vice President, Reinsurance
Barrie W. Ernst (1)	52	Vice President and Chief Investment Officer
David L. Hellen	54	Resident Vice President, Denver regional office
Wilburn J. Hollis(2)	66	Former Vice President, Human Resources
Kent J. Hutchins	48	Vice President and General Manager, United Life Insurance Company
Joseph B. Johnson	54	Branch Manager, Gulf Coast regional office
David A. Lange	49	Corporate Secretary and Fidelity and Surety Claims Manager
Dennis J. Richmann	42	Vice President, Fidelity and Surety
Neal R. Scharmer (1)	50	Vice President, General Counsel and Corporate Secretary
Timothy G. Spain	55	Vice President, Human Resources
Galen E. Underwood	66	Treasurer
Stanley A. Wiebold	62	Vice President, Midwest regional office
(1)	Executive Officers
(2)	Retired effective December 31, 2006.

A brief description of the business experience of these officers follows.

Scott McIntyre Jr., chairman of our board of directors, has served in that capacity since 1975. We have employed him in various capacities since 1954, including as president from 1966 to 1997 and as chief executive officer from 1991 to 2000.

John A. Rife serves as our president and chief executive officer. Mr. Rife began his employment with our life subsidiary in 1976. Mr. Rife was appointed president in 1997 and chief executive officer in 2000. He has been president of United Life Insurance Company since 1984 and also serves as president and chief executive officer of some of our other subsidiaries. Mr. Rife has served as a director of United Life Insurance Company since 1983 and on our board of directors since 1998. Mr. Rife is retiring as president and chief executive officer of United Fire & Casualty Company and its subsidiaries (except for United Life Insurance Company where he will continue to serve as president) effective May 16, 2007.

Randy A. Ramlo serves as our executive vice president and chief operating officer. He has served as chief operating officer since May 2006 and as executive vice president since May 2004. Mr. Ramlo previously served as vice president, fidelity and surety, from November 2001 until May 2004 and also worked as underwriting manager in our Great Lakes region. We have employed Mr. Ramlo since 1984. Mr. Ramlo will serve us as president and chief executive officer, replacing Mr. Rife effective May 16, 2007.

United Fire & Casualty Company and Subsidiaries

Michael T. Wilkins was appointed our senior vice president, corporate administration, in May 2004. He served as vice president, corporate administration, from August 2002 until May 2004 and as resident vice president in our Lincoln regional office from 1998 to 2002. Prior to 1998, he held various other positions within our company since joining us in 1985.

Kent G. Baker is a vice president. He served us as vice president and chief financial officer from 1984 until May 2006 and as vice president until his retirement effective December 31, 2006.

Dianne M. Lyons was appointed chief financial officer in May 2006. She has been our vice president since May 2003 and served as our controller from 1999 until May 2006. Ms. Lyons has been employed by us in the accounting department since 1983.

Brian S. Berta is vice president of our Great Lakes region, a position he has held since May 2006. Mr. Berta previously served as underwriting manager in our Great Lakes region and has been employed by us since 1993.

David E. Conner was appointed our vice president and chief claims officer, effective January 1, 2005. Mr. Conner has served in various capacities within the claims department, including claims manager and assistant vice president, since joining us in 1998.

John R. Cruise is vice president, reinsurance, a position he has held with us since 1987. Mr. Cruise has worked for us since 1971. Mr. Cruise retired effective December 31, 2006.

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

Wilburn J. Hollis was our vice president, human resources from 1996 until July 2006. He served as a consultant until his retirement on December 31, 2006.

Kent J. Hutchins was named vice president and general manager of our life subsidiary, United Life Insurance Company in August 2006. Mr. Hutchins was previously employed by Tricor Lending and Financial Services in Prairie du Chien, Wisconsin. He was a member of our life agency force for 25 years before joining United Life Insurance Company as a marketing representative for the state of Wisconsin in June 2004.

Joseph B. Johnson was named branch manager of our Gulf Coast regional office in August 2006. Mr. Johnson has 25 years of experience in the insurance industry. Prior to joining us, he served since August 2001 as Vice President of Insurance Operations for Beacon Insurance Group in Wichita Falls, Texas.

David A. Lange has served as one of our corporate secretaries since 1997. Mr. Lange has also been a surety claims manager since he began his employment with us in 1987.

Dennis J. Richmann was named our vice president, fidelity and surety, in May 2006. He has been employed by us in various capacities since August 1988, most recently as surety bond underwriting manager.

Neal R. Scharmer has been our general counsel since joining us in 1995. He was named a vice president in May 2001 and corporate secretary in May 2006.

Timothy G. Spain became our vice president, human resources in July 2006. Mr. Spain began his employment with us in December 1994, most recently serving as training director.

Galen E. Underwood has served as our treasurer since 1979. He has been our employee since 1963.

Stanley A. Wiebold is vice president of our Midwest regional office, a position he has held since 1986. He began his employment with us in 1975.

United Fire & Casualty Company and Subsidiaries

AUDIT COMMITTEE

We have a separately designated standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The board of directors has adopted an Audit Committee Charter that we have published once every three years in our annual proxy statement. Beginning in February 2007, we publish the charter on our web site. Copies of the Audit Committee Charter can also be obtained free of charge by writing to Investor Relations c/o United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Our audit committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their exercise of independent judgment. The audit committee is primarily concerned with the effectiveness of audits of us performed by our internal auditor and independent registered public accounting firm. The audit committee seeks to maintain free and open communications between the directors, the independent registered public accounting firm, the internal auditors and management. Its duties consist of reviewing recommendations by the internal auditor and the independent registered public accounting firm on accounting matters and internal controls; advising the board on the scope of audits; reviewing our interim and annual Consolidated Financial Statements and the accounting standards and principles followed; appointing the independent registered public accounting firm; and conducting independent inquiries, if necessary. The audit committee meets at least four times annually.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has determined that Thomas W. Hanley is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934 and is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market.

CODE OF ETHICS AND BUSINESS CONDUCT

The board of directors has adopted a Code of Ethics and Business Conduct that applies to all our officers, directors and employees. See Exhibit 14 attached to this Form 10-K. The Code of Ethics and Business Conduct establishes procedures regarding the reporting of a violation of the code.

United Fire & Casualty Company and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee of our board of directors is responsible for developing the philosophy and structure for compensation of our named executive officers and other senior executive officers. Our named executive officers include Scott McIntyre Jr., the chairman of the board of directors, John A. Rife, the principal executive officer, Randy A. Ramlo, the chief operating officer, Dianne M. Lyons, the principal financial officer, Barrie W. Ernst, the chief investment officer, and Kent G. Baker. Each year, the committee reviews and recommends to the board of directors the compensation of the named executive officers and certain other senior executive officers.

COMPENSATION AND BENEFITS PHILOSOPHY

The objectives of our compensation programs for senior executive officers are to attract and retain qualified senior executive officers, assure that our compensation of senior executive officers is fair and reasonable, and to provide incentive to the senior executive officers that is tied to both executing a sound business strategy and achieving stockholder value.

The compensation committee is responsible for developing our philosophy and structure for senior executive officer compensation. The Compensation Committee Charter, which was adopted by the board of directors, governs the compensation committee’s activities and spells out its responsibilities. Some key features of that charter include:

•	The compensation committee must have at least three members, all of whom must be independent directors.
•	The compensation committee must conduct at least two meetings each calendar year, plus as many other meetings as the compensation committee deems necessary.
•

The compensation committee has the resources and authority to retain and compensate such outside counsel, experts, consultants or advisors as it deems appropriate and necessary to competently discharge its duties.

The responsibilities and functions of the compensation committee that relate to compensation for senior executive officers and directors are as follows:

•	Annually recommend to the board of directors for approval the salaries, bonus and other compensation for all of our senior executive officers.
•	Review and discuss with management the Compensation Discussion and Analysis and based on the review and discussions recommend to the board of directors that it be included in our report on Form 10-K.
•

Approve and grant, or recommend to the board of the directors the approval and granting of, stock options and other types of equity-based compensation in accordance with the terms of stock option and other equity-based plans that have been established pursuant to applicable laws and regulations.

•

Periodically review and report to the board of directors about the competitiveness of our executive compensation programs to ensure (a) our ability to attract and retain senior executive officers and (b) senior executive officers are motivated to achieve our business objectives. The committee’s review includes the evaluation of compensation plans for officers of companies comparable to us.

•	Periodically review and recommend to the board of directors for approval the compensation of our directors.
•	Periodically review and make recommendations to the board of directors concerning director and officer liability insurance provided by us for our directors and officers.
•	Annually evaluate the Compensation Committee Charter and the compensation committee’s performance and make such reports to the board of directors as it deems warranted.

United Fire & Casualty Company and Subsidiaries

•

Prepare and approve the Compensation Committee’s Report for inclusion in our annual proxy statement and report on Form 10-K in compliance with applicable rules and regulations of the Securities and Exchange Commission, the state of Iowa and the NASDAQ Stock Market, Inc.

When determining compensation levels for senior executive officers, the compensation committee considers the following principles:

•

Performance. We strive to reward performance of our senior executive officers by linking compensation to individual performance, business unit performance, and company performance. Management believes that tying an individual’s compensation to performance of the business unit and company is an important part of aligning our objectives with the personal interest of the senior executive officers.

•

Fairness and Reasonableness. We strive to provide compensation and benefit programs that are fair and that reasonably reward senior executive officers for their services. The compensation committee believes that compensation can be fair and reasonable without competing at the highest levels of compensation with companies with whom we compete for talent. Although the compensation committee reviews information regarding compensation of other companies’ executives, it also considers such other factors as the cost of living and quality of life in the geographical areas where we are located, our employee-friendly culture, and the desire to avoid significant disparities between senior executive officers and all other employees. The committee considers that compensation programs are fair and reasonable when all factors are considered.

•	Cost. By designing compensation programs that are cost-effective and affordable, we protect the interests of our stockholders.

•

Comparison Group. While the compensation committee does not use benchmarks to determine its compensation programs, it does review the compensation and benefit programs of other insurance companies and other companies of comparative size and geographic scope.

•

Internal Equity. We use the principles described above to design the compensation and benefit plans for our non-senior executive employees. We believe that this helps create an environment of fairness, trust, and teamwork that furthers our long-term interests.

Our board of directors uses the total compensation approach to executive compensation, considering both currently paid compensation and long-term incentive compensation to be necessary compensation tools. Our board of directors has favored currently paid compensation, rather than long-term incentive compensation, as it provides an immediate incentive for and reward to executives. The board uses long-term incentives sparingly to motivate and reward those senior executive officers who have the ability to have direct impact on our long-term success. The ability to use long-term incentives permits the compensation committee and the board of directors flexibility to provide long-term incentives when they deem them to be fair and appropriate. Our board of directors awards long-term incentive compensation on a discretionary basis.

ELEMENTS OF COMPENSATION

We compensate our senior executive officers using direct compensation and company-sponsored benefit plans and, to a minor extent, perquisites. As direct compensation, we pay base salary, performance-based cash awards, flexible benefit credits, and equity awards. Company-sponsored benefit plans include insurance plans and retirement plans. As a minor part of our compensation program, we provide perquisites to certain of our senior executive officers. The compensation committee administers these components of compensation to provide fair and reasonable compensation to senior executive officers that recognizes meaningful differences in individual responsibility and that rewards senior executive officers for both individual and corporate performance. The compensation committee also strives to compensate senior executive officers in a manner that those officers believe is fair to them and rewards them for their efforts.

United Fire & Casualty Company and Subsidiaries

Direct Compensation

Direct compensation consists of (i) base salary, (ii) annual performance-based cash awards, (iii) flexible benefit credits and (iv) long-term equity based awards. We pay these elements of direct compensation because we believe each of the following to be true:

•	A fair and reasonable base salary is essential to attract and retain good executives.
•	Annual performance-based cash awards are valuable in recognizing and rewarding both individual achievement and the executives’ role in our performance.
•	Flexible benefit credits allow executives to elect benefits that correspond with their individual needs and preferences.
•	Equity-based compensation helps executives to “think like owners” and, therefore, align their interests with those of our stockholders.

Base Salary

We design base salary to attract and retain experienced executives who can help us achieve our business goals. We determine an executive’s initial base salary by considering a variety of factors, including the executive’s experience level, the responsibilities of the executive’s position, our existing compensation structure, the compensation levels in comparable companies, the cost of living and quality of life in the geographical areas where we are located and our employee-friendly culture. To determine increases in an executive’s base salary, we consider those factors discussed above, plus we consider individual performance, pertinent experience with us and increases in responsibility.

Annual Performance-Based Cash Awards

We maintain an annual incentive plan that provides annual performance-based cash awards. This plan links a portion of annual compensation directly to our performance. Each employee (except the chairman of the board and the chief executive officer) who has worked for us for at least twelve months, who has 1,000 hours of service in a calendar year and who is employed at the time the cash award is paid during the next calendar year is eligible to participate in the plan for that calendar year. Upon retirement employees receive payments under this plan prorated to the date of their retirement. Currently, all senior executive officers, except the chief executive officer and the chairman of the board, are participants under the annual incentive plan. Our objective in using the plan is to provide a strong financial incentive to all employees to achieve critical corporate, branch and department goals. To measure achievement, we use three performance indicators: corporate return on equity, business unit targets based on losses and loss adjustment expenses and cost center targets. Each year, we establish minimum, target and maximum levels of performance for each of three performance indicators. Upon completion of each fiscal year, we assess the performance of the company for each of the three financial objectives, comparing the actual fiscal year results to the pre-determined minimum, target and maximum levels for each objective and an overall percentage amount for the corporate financial objective is calculated. Attaining the highest level of performance in each of the categories would result in a cash award of 30.0 percent of base salary for our named executive officers (with the exception of the chairman of the board and the chief executive officer).

For the chief executive officer and the chairman of the board, the compensation committee determines on a discretionary basis what, if any, annual performance-based cash awards are awarded to them. The committee recommends those awards to the board of directors, which has the final approval. In making this determination, the committee uses the same three performance indicators that are considered under the annual incentive plan, emphasizing each executive’s overall performance in their leadership roles.

Flexible Benefit Credits

We maintain a flexible benefit credits program for all of our employees. Under this program, we allocate flexible benefit credits to each employee based on a formula that takes into account length of service with us and base salary. All employees, including senior executive officers, are treated the same under the program. Near the end of each year, our employees determine how to “spend” their flexible benefit credits. Employees can allocate their credits

United Fire & Casualty Company and Subsidiaries

among a variety of benefits, including supplemental life insurance, medical insurance, up to one week of vacation and dependent life insurance. If the flexible benefit credits allocated to an individual employee are not enough to cover the benefits selected by that employee, the difference is deducted from the employee’s base salary. If an employee has excess flexible benefit credits available after making his or her benefit elections, the employee can elect to take the excess credits as direct cash compensation or allocate it to our 401(k) plan.

The program provides each employee the opportunity to select the medical plan options that best meets individual needs. Each employee must choose between two company-sponsored medical plan options or waive medical coverage. If an employee waives medical coverage, we reduce that employee’s flexible benefit credits.

This program permits each employee to select elements of benefits that correspond with that employee’s individual needs. We believe our flexible benefit credit program helps us to retain our senior executive officers. It is attractive to and appreciated by executives who want to be able to design and provide for their own financial security and meet their own needs and preferences.

Long-Term Equity Based Awards

We have adopted an Employee Stock Option Plan as part of our compensation program to attract and retain executives and certain other key employees. Because increasing shareholder value directly rewards executives who own our stock, we believe this program strengthens executives’ desire to accomplish goals and strategies that enhance our value. Our board of directors’ principal purposes for granting options to named executive officers is to retain those executives and to provide compensation that encourages those executives to increase shareholder value by executing our strategies and achieving our goals. Awards under this plan provide expected benefit to the named executive officers without immediate cost to us. The expense related to these option awards is recognized in our Consolidated Financial Statements over the vesting period of the awards.

Our board of directors has full discretion to issue stock options to named executive officers under the Employee Stock Option Plan. Each year, the compensation committee determines whether and to what extent it will recommend to the board of directors the granting of stock options to the named executive officers and other key employees under the Employee Stock Option Plan. The board of directors determines whether and to what extent it will grant options based upon the recommendation of the compensation committee. In 2006, the board accepted the recommendation of the compensation committee and granted stock options to named executive officers and other key employees. This determination took place at the Board’s regularly scheduled meeting held on the third Friday of February each year. The board of directors granted options at that meeting because it is the first regularly scheduled meeting following the release of year-end earnings.

The Employee Stock Option Plan permits repricing of options only in the limited circumstances of a stock split, combination of shares, stock dividend, reclassification, merger, consolidation, reorganization, recapitalization, or similar adjustment to the security underlying the options, or our dissolution or liquidation.

Options our board of directors has granted under the Employee Stock Option Plan have the following characteristics:

•

Options vest 20 percent each year on the first five anniversaries of the grant date. The options vest immediately if we enter into an agreement to dispose of all or substantially all of our assets or capital stock.

•	Options expire ten years after the date on which they are granted, or sooner, 30 days after termination of employment for any reason other than death or disability.
•	The exercise price is the closing market price for our common stock on the option grant date.

In 2007 the board of directors adopted a policy regarding the issuance of options under the Employee Stock Option Plan. The policy provides that all options shall be issued at regularly scheduled meetings of the board of directors and that the exercise price for options issued under the plan shall be the closing market price on the option grant date.

United Fire & Casualty Company and Subsidiaries

COMPANY-SPONSORED BENEFIT PLANS

We believe the insurance and retirement benefit plans we sponsor are an important part of fair and reasonable compensation of all of our employees, including our senior executive officers. We designed these benefit plans to attract and retain good employees, to provide a measure of financial security for our employees and to assist our employees in providing for their own financial security in a manner that recognizes individual needs and preferences. In addition to attracting and retaining good employees, we provide these programs because we believe that employees who have a plan for health and financial security are better employees. We apply these programs equally to all employees. Our benefits plans consist of an insurance plan that provides health, vision, dental, disability and basic term life insurance coverage and various retirement plans.

Insurance Plans

The insurance package includes health, vision, dental, disability and basic term life insurance coverage. Senior executive officers participate in these benefits on the same basis as all of our other employees. These plans permit our employees, including senior executive officers, to establish flexible spending accounts, up to statutorily prescribe maximum contribution amounts, to pay for un-reimbursed medical and dependent care expenses. Also, each employee can use the flexible benefit credits discussed above to tailor insurance coverage to meet individual financial security goals and needs.

We use a schedule to provide basic term life benefits to each full-time employee based on that employee’s salary, with a maximum amount of $250,000 of coverage for salary in excess of $200,000. When an employee reaches age 65, we reduce the benefit to 50 percent of that employee’s previous benefit, up to a maximum benefit of $15,000.

We provide both short-term and long-term disability benefits to all of our employees. Employees are eligible to participate in our short-term disability program after one-half year of continuous employment. Benefits accrue under our short-term disability plan based on the number of years of service to us and then are calculated as a percentage of base salary. For qualifying employees, short-term disability benefits terminate after six months.

Employees with one year of continuous service are eligible for our long-term disability program. Benefits under this program begin once an employee has been totally disabled for a period of six months. Benefits are again calculated as a percentage of base salary. Employment with us terminates once an employee begins receiving long-term disability benefits.

Retirement Plans

We provide retirement benefits to all of our employees, including senior executive officers, through a combination of qualified and non-qualified plans. The compensation committee periodically reviews the benefits provided by company-sponsored benefit plans to ensure that the benefits provided by the plans are cost effective for us and that they are fair and reasonable. Benefit plan levels are not tied to company, business area or individual performance.

United Fire & Casualty Company and Subsidiaries

Defined Benefit Pension Plan.

The United Pension Plan is a qualified defined benefit pension plan intended to supplement our employees’ retirement income and provide a measure of financial security in retirement. All of our employees who are 21 years of age and older automatically participate in the plan after completing one year of employment and 1,000 hours of service to us. Once eligibility criteria are met, the employee participates in the plan on the next January 1 or July 1. Employees become 100 percent vested in the plan after completing five years of service. Plan benefits equal the number of years of service – up to a maximum of 35 years – multiplied by 1.25 percent of an employee’s five year average annual compensation plus .5 percent of average annual compensation in excess of covered compensation. Average annual compensation means annual compensation, averaged over the period of five consecutive years of service that produces the highest average. In most cases, the five year measurement period is the last five years of full-time service prior to retirement.

Deferred Compensation Plan.

We maintain a non-qualified deferred compensation plan for executives at the vice president level or higher. We use this plan to provide these executives the opportunity to plan and supplement their retirement income by deferring receipt of part of their base salary and/or annual performance-based cash award. We hold the amounts deferred by an executive in a separate account for the benefit of that executive.

We pay the deferred amounts to the executive upon termination of employment for any reason after the executive reaches age 59½. The employee may elect to receive the benefits in a lump sum or in annual installments over a period of years ending not later than the year in which the employee reaches 75 years of age. An employee who defers compensation under this plan forfeits the deferred amounts if that employee terminates employment prior to attaining age 59½. If the employee dies or becomes disabled while employed by us, we will pay the plan benefits as directed by the employee. The amounts deferred are subject to our creditors. Because an executive has a risk of forfeiture upon termination of employment prior to age 59½, we believe this plan is an important tool to retain our senior executive officers.

Self-Funded 401(k) Investment Plan.

We sponsor a 401(k) plan that allows all our employees, including senior executive officers, to make pre-tax contributions, up to statutorily allowed maximums, to an individual 401(k) retirement account and/or to make after-tax contributions to a Roth 401(k) retirement account. Our 401(k) plan offers a variety of investment options, including investment in our stock. Our 401(k) plan allows us to make discretionary contributions to the plan. Because we maintain and fund the defined benefit pension plan, we make no discretionary contributions to the 401(k) plan and we do not match employees’ contributions to the 401(k) plan.

Employee Stock Ownership Plan.

We established the United Fire Group Employee Stock Ownership Plan (ESOP) so employees could share in our growth and prosperity. This plan does not permit employee contributions. We make contributions to this plan from time to time at the discretion of management. The plan allocates contributions to Plan participants on a basis determined by base salary level and years of service to us. All employees, including senior executive officers, are automatically enrolled in this plan when they reach age 21, complete one year of service and meet minimum hourly service requirements. Participants are 100 percent vested in the ESOP plan after completing five years of eligible service. Because employees must be participants in this plan for five years to be fully vested, we believe this plan provides additional incentive to employees to remain with us.

Employee Stock Purchase Plan.

The employee stock purchase plan is a non-qualified plan that allows all our employees, including senior executive officers, to purchase shares of our common stock through periodic payroll deductions of $10 or more per pay period. Plan participants can also make optional cash contributions of $10 or more in any given month to purchase additional shares. We maintain this plan to provide an opportunity for employees to invest in our stock. We believe

United Fire & Casualty Company and Subsidiaries

that employees who own our stock will be more likely to execute our business strategies to achieve stockholder value.

PERQUISITES

We do not rely upon perquisites as a method to provide significant compensation to any of our employees, preferring to use direct compensation and benefit plans. We provide perquisites that are related to our business or that we believe are necessary for us.

For security reasons, the board of directors requires the chairman of the board of directors and the chief executive officer to use our corporate aircraft for business and personal travel. We also permit the spouse of the chairman of the board to use the aircraft and we permit the spouse of the chief executive officer to use the aircraft to accompany him when he uses the aircraft. Under Internal Revenue Service regulations, we report the value of their personal use of the corporate aircraft as ordinary income. We increase their cash compensation to pay the income taxes associated with their personal use of the corporate aircraft.

In addition to the use of our corporate aircraft, we provide the following perquisites:

•	We provide as a benefit to the chairman of the board a universal life insurance policy in the amount of $235,000.
•	For the chairman of the board and the chief executive officer we provide home telephone and internet service to enhance their ability to provide services to us.
•

Because the chairman of the board, the chief executive officer, the chief operating officer and the chief investment officer use a country club for business entertainment, we pay one-half of the monthly dues for each of these officers.

As permitted by Internal Revenue Service regulations, we do not deduct the amount of these payments as business expenses and we do not report the value of these perquisites as income to the executive officers for income tax purposes.

THE ANNUAL COMPENSATION PROCESS

Role of Management

The chief executive officer, with input from the chairman of the board, has a key role in determining compensation levels for the senior executive officers (not including the chairman of the board and the chief executive officer). The chief executive officer directs the collection and compilation of data for consideration by the compensation committee. Guided by the principles discussed under Compensation and Benefits Philosophy previously, the chief executive officer:

•	Identifies appropriate performance measures and recommends to the compensation committee performance targets to determine annual and long-term awards.
•	Using survey data and publicly disclosed compensation, develops compensation guidelines for each executive position.
•	Based on survey data and on our performance, recommends annual salary and long-term awards to the compensation committee.
•	Briefs each executive on the guidelines established for that executive’s position.

United Fire & Casualty Company and Subsidiaries

Independent Consultants

The committee has the authority under its charter to engage the services of outside advisors to assist in carrying out its duties. Under this authority, in 2006 the committee engaged the services of independent outside compensation consultants to provide advice on compensation matters.

Role of the Compensation Committee and the Board of Directors

The compensation committee and the board of directors refers to the principles discussed under Compensation and Benefits Philosophy to guide it in determining and implementing compensation programs for the senior executive officers. For senior executive officers other than the chairman of the board and the chief executive officer, the compensation committee receives and reviews the recommendation of management as described above and makes recommendations to the board of directors.

The compensation committee and the board of directors take the following steps to approve the compensation of the chairman of the board and the chief executive officer:

•	The compensation committee, with the assistance of the consultant, identifies appropriate performance measures.
•

The compensation committee reviews data provided by the consultant and management and data it obtains from public sources. Based on that review, it recommends to the board of directors the annual salary and long-term awards for the chairman of the board and the chief executive officer.

•	The board of directors reviews and considers the proposals of the compensation committee and makes its final determination based on our best interest and that of our stockholders.

We have no employment contracts or severance agreements with any of our officers. All our employees, including all senior executive officers, are “at will” employees.

We believe that ownership of our stock promotes the alignment of directors’ and officers’ interests with ours and those of our stockholders. The Articles of Incorporation require that all directors own our stock, but the Articles do not require or recommend a certain number of shares to be owned. We do not require our officers to be stockholders.

United Fire & Casualty Company and Subsidiaries

COMPENSATION DURING THE LAST FISCAL YEAR

2006 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
John A. Rife	2006	$500,000	$250,000	$51,833	$—	$21,104	$16,064	$839,001

President/Chief Executive Officer – United Fire & Casualty Company, United Life
Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company
and its affiliate and American Indemnity Financial Corporation and its
subsidiary

Chief Executive Officer – Addison Insurance Company
Dianne M. Lyons (5)	2006	130,833	—	12,958	36,633	5,677	—	186,101
Vice President/Chief Financial Officer – United Fire & Casualty Company
Vice President – Addison Insurance Company, Lafayette Insurance Company and United Fire & Indemnity Company
Treasurer – United Life Insurance Company
Scott McIntyre, Jr.	2006	375,000	250,000	—	—	29,670	48,236	702,906
Chairman – United Fire & Casualty Company, its subsidiaries and affiliate
Randy A. Ramlo	2006	195,833	—	25,916	54,833	11,027	10,619	298,228
Executive Vice President/Chief Operating Officer – United Fire & Casualty Company
President – Addison Insurance Company
Barrie W. Ernst	2006	220,000	—	6,479	61,600	4,583	—	292,662
Vice President/Chief Investment Officer – United Fire & Casualty Company
Kent G. Baker (6)	2006	151,139	—	—	35,840	5,427	—	192,406
Vice President/Chief Financial Officer – United Fire & Casualty Company
Treasurer – Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company and its affiliate and American Indemnity Financial Corporation and its subsidiary

Footnotes appear on next page.

United Fire & Casualty Company and Subsidiaries

(1)	The amounts shown in this column represent base salary without deductions for executive contributions to our 401(k) plan or salary deferrals.
(2)

We use the Black-Scholes model to determine this amount. This model estimates the fair value of traded options, which have different characteristics than employee stock options. Changes to the subjective assumptions used in the model can result in materially different fair value estimates. The hypothetical value determined by using this model is based on the following assumptions for 2006: an exercise price equal to the closing market price on day of grant; estimated dividend yield of 1.53 percent; expected volatility of 26.45 percent, risk-free interest rate of 4.6 percent; and expected lives of seven years. This column reflects the fair value amounts expensed during 2006.

(3)	The amounts shown in this column are those amounts earned by the executive in 2006. These amounts were determined and paid in 2007.
(4)	See “All Other Compensation Detail” table below.
(5)	The Board of Directors appointed Dianne M. Lyons Vice President/Chief Financial Officer effective May 17, 2006.
(6)

Mr. Baker resigned as Chief Financial Officer effective May 17, 2006. He continued as Vice President until his retirement on December 31, 2006. He resigned his positions as officer of our subsidiaries effective August 1, 2006.

The following table provides a detailed breakdown of the “All Other Compensation” figures appearing in the 2006 Summary Compensation Table.

All Other Compensation – 2006

Named Executive Officer	Year	Country Club Membership(1)	Miscellaneous(2)	Flexible Benefit Credits	Tax Gross-ups	Insurance Premiums	Personal Travel on Company Aircraft	Total(3)
John A. Rife	2006	$2,780	$1,080	$6,587	$1,698	$300	$3,619	$16,064
Dianne M. Lyons	2006	—	—	—	—	—	—	—
Scott McIntyre Jr.	2006	2,539	540	6,587	4,087	5,018	29,465	48,236
Randy A. Ramlo	2006	2,753	—	5,443	2,183	240	—	10,619
Barrie W. Ernst	2006	—	—	—	—	—	—	—
Kent G. Baker	2006	—	—	—	—	—	—	—

(1)	Because insurance is a relationship-driven business, we pay one half of annual country club dues for Mr. Rife, Mr. McIntyre and Mr. Ramlo to provide a facility to entertain United Fire’s clients.
(2)	Includes telephone and internet access.
(3)	If the total of perquisites and other personal benefits received by an executive, except for tax gross-ups, does not exceed $10,000, no amount is shown in this table for that executive.

The following table shows plan based awards granted to the named executive officers during 2006.

Grants of Plan-Based Awards

Named Executive Officer	Grant Date (1)	Estimated Future Payouts under Non-Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Aggregate Grant Date Fair Value of Stock and Option Awards
		Threshold(3)	Target(4)	Maximum(5)
John A. Rife (6)	2/17/2006				20,000	$39.13	$259,164
	N/A	$—	$—	$—
Dianne M. Lyons	2/17/2006				5,000	$39.13	$64,791
	N/A	22,275	37,125	44,550
Scott McIntyre Jr. (6)	2/17/2006				—	—	—
	N/A	—	—	—
Randy A. Ramlo	2/17/2006				10,000	$39.13	$129,582
	N/A	33,000	55,000	66,000
Barrie W. Ernst	2/17/2006				2,500	$39.13	$32,395
	N/A	36,300	60,500	72,600
Kent G. Baker (7)	2/17/2006				—	—	—
	N/A	—	—	—

(1)	All option awards were granted under our Employee Stock Option Plan.
(2)

We grant non-equity incentive plan awards under our Annual Incentive Plan. The threshold, target and maximum amounts for future payouts are not determinable. The amounts shown are representative amounts based on the previous fiscal year’s performance. We pay awards based on our 2007 performance in 2008.

United Fire & Casualty Company and Subsidiaries

(3)	We estimate the amount in this column by assuming the achievement of threshold levels for all three performance indicators and by multiplying 110% of base salary by 15 percent.
(4)	We estimate the amount in this column by assuming the achievement of target levels for all three performance indicators and by multiplying 110% of base salary by 25 percent.
(5)	We estimate the amount in this column by assuming the achievement of maximum levels for all three performance indicators and by multiplying 100% of base salary by 30 percent.
(6)	Mr. Rife and Mr. McIntyre do not participate in our Annual Incentive Plan.
(7)	Because Mr. Baker retired in 2006, he will not participate in our Annual Incentive Plan for 2007.

We grant awards to named executive officers under the Employee Stock Option Plan on a discretionary basis. Options are granted based on a recommendation from the compensation committee and are typically granted at the regularly scheduled meeting of the board of directors held on the third Friday in February each year. There were no material announcements made by us for the period between the release of year-end earnings and the granting of options. Options granted to named executive officers vest 20 percent each year on the first five anniversaries of the grant date. The options vest immediately if we enter into an agreement to dispose of all or substantially all of its assets or capital stock. Options expire ten years after the option grant date, or, if sooner, 30 days after termination of employment for any reason other than death or disability, unless extended by the board of directors for up to a year after termination of employment. The exercise price of options granted to named executive officers is the closing market price for our common stock on the option grant date.

All senior executive officers, except the chief executive officer and the chairman of the board, participate in the annual incentive plan. Our objective in using the plan is to provide a strong financial incentive to all employees to achieve critical corporate, branch and department goals. To measure achievement, the plan provides for three performance indicators: corporate return on equity, business unit targets based on losses and loss adjustment expenses and cost center targets. Each year, we establish three target levels for each of three performance indicators and we determine the total amount of cash awards to be paid under the plan at various levels of performance. The plan allocates differing amounts to employees based upon their ability to affect the achievement of our goals.

United Fire & Casualty Company and Subsidiaries

The following table details the outstanding equity awards held by each of our named executive officers as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End – 2006

Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
John A. Rife	—	2,000	(1)	$15.16	2/15/2012
	—	4,000	(2)	$15.85	2/21/2013
	—	12,000	(3)	$21.66	2/20/2014
	4,000	16,000	(4)	$32.39	2/18/2015
	—	20,000	(5)	$39.13	2/17/2016
Dianne M. Lyons	—	400	(6)	$15.16	2/15/2012
	—	1,600	(7)	$15.85	2/21/2013
	—	2,400	(8)	$21.66	2/20/2014
	1,000	4,000	(9)	$32.39	2/18/2015
	—	5,000	(10)	$39.13	2/17/2016
Scott McIntyre, Jr.	—	2,000	(11)	$15.16	2/15/2012
	2,000	4,000	(12)	$15.85	2/21/2013
	8,000	12,000	(13)	$21.66	2/20/2014
	4,000	16,000	(14)	$32.39	2/18/2015
Randy A. Ramlo	1,600	400	(15)	$15.16	2/15/2012
	1,200	800	(16)	$15.85	2/21/2013
	1,600	2,400	(17)	$21.66	2/20/2014
	1,000	4,000	(18)	$32.39	2/18/2015
	—	10,000	(19)	$39.13	2/17/2016
Barrie W. Ernst	11,000	4,000	(20)	$17.70	8/1/2012
	1,200	800	(21)	$15.85	2/21/2013
	800	1,200	(22)	$21.66	2/20/2014
	500	2,000	(23)	$32.39	2/18/2015
	—	2,500	(24)	$39.13	2/17/2016
Kent G. Baker	200	—		$13.06	12/31/07(25)

(1)	2,000 options vest February 15, 2007.
(2)	2,000 options vest February 21, 2007 and February 21, 2008, respectively.
(3)	4,000 options vest February 20, 2007, February 20, 2008 and February 20, 2009, respectively.
(4)	4,000 options vest February 18, 2007, February 18, 2008, February 18, 2009 and February 18, 2010, respectively.
(5)	4,000 options vest February 17, 2007, February 17, 2008, February 17, 2009, February 17, 2010 and February 17, 2011, respectively.
(6)	400 options vest February 15, 2007.
(7)	800 options vest February 21, 2007 and February 21, 2008, respectively.
(8)	800 options vest February 20, 2007, February 20, 2008 and February 20, 2009, respectively.
(9)	1,000 options vest February 18, 2007, February 18, 2008, February 18, 2009 and February 18, 2010, respectively.
(10)	1,000 options vest February 17, 2007, February 17, 2008, February 17, 2009, February 17, 2010 and February 17, 2011, respectively.
(11)	2,000 options vest February 15, 2007.
(12)	2,000 options vest February 21, 2007 and February 21, 2008, respectively.
(13)	4,000 options vest February 20, 2007, February 20, 2008 and February 20, 2009, respectively.
(14)	4,000 options vest February 18, 2007, February 18, 2008, February 18, 2009 and February 18, 2010, respectively.
(15)	400 options vest February 15, 2007.
(16)	400 options vest February 21, 2007 and February 21, 2008, respectively.
(17)	800 options vest February 20, 2007, February 20, 2008 and February 20, 2009, respectively.
(18)	1,000 options vest February 18, 2007, February 18, 2008, February 18, 2009 and February 18, 2010, respectively.
(19)	2,000 options vest February 17, 2007, February 17, 2008, February 17, 2009, February 17, 2010 and February 17, 2011, respectively.
(20)	4,000 options vest August 1, 2007.
(21)	400 options vest February 21, 2007 and February 21, 2008, respectively.
(22)	400 options vest February 20, 2007, February 20, 2008 and February 20, 2009, respectively.
(23)	500 options vest February 18, 2007, February 18, 2008, February 18, 2009 and February 18, 2010, respectively.

United Fire & Casualty Company and Subsidiaries

(24)	500 options vest February 17, 2007, February 17, 2008, February 17, 2009, February 17, 2010 and February 17, 2011, respectively.
(25)

The original expiration date on these options when they were granted was April 1, 2009. Because Mr. Baker retired effective December 31, 2006, he has one year from the date of his retirement to exercise any vested options.

The following table represents the number of shares and the value of those shares acquired through the exercise of vested stock options under our Employee Stock Option Plan by the named executive officers during fiscal year 2006.

2006 Option Exercises

Named Executive Officers	Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
John A. Rife	10,000	$190,478
Dianne M. Lyons	4,000	$67,736
Scott McIntyre Jr.	4,000	$72,590
Randy A. Ramlo	—	$—
Barrie W. Ernst	—	$—
Kent G. Baker	—	$—

POST EMPLOYMENT COMPENSATION

2006 Pension Benefits

Named Executive Officer	Plan Name	Number of Years Credited Service		Present Value of Accumulated Benefit	Payments During Last Fiscal Year
John A. Rife	United Pension Plan	30		$100,631	$—
Dianne M. Lyons	United Pension Plan	23		30,434	—
Scott McIntyre, Jr.	United Pension Plan	35	(1)	225,823	196,153
Randy A. Ramlo	United Pension Plan	22		44,061	—
Barrie W. Ernst	United Pension Plan	4		12,541	—
Kent G. Baker	United Pension Plan	22		42,752	—

(1)	The maximum number of years allowed under the Plan for computation of benefits is 35. Mr. McIntyre has more than 35 years of service with us.

The Pension Benefits table above reports the present value of the annual defined benefit payable for each named executive officer payable under our United Pension Plan. The present value is based on the retirement benefit formula for the compensation levels and years of service of those officers.

The pension plan uses average annual compensation for a participant for the highest five years for which that participant was paid as a participant. The pension plan uses only salary to determine the average annual compensation, excluding bonuses and other forms of compensation. Under federal law, the maximum salary that can be considered is $220,000. The Internal Revenue Service adjusts this limit annually based on the Consumer Price Index.

The pension plan provides an annual benefit equal to the sum of 1.25 percent of five year average annual compensation plus 0.5 percent of average annual compensation in excess of covered compensation, multiplied by the lesser of years of service or 35 years. Covered compensation is determined by reference to the Social Security taxable wage base.

The valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit for each name executive officer is disclosed by reference to the discussion of those matters above in under “Company-Sponsored Benefit Plans – Retirement Plans”.

United Fire & Casualty Company and Subsidiaries

The normal form of payment under the pension plan is a joint and 50 percent survivor annuity for a participant who is married on the annuity starting date and a life annuity for a participant who is unmarried. Participants may elect to receive a monthly pension over the participant’s life or a term of up to 20 years or, if the actuarial equivalent of the annuity is $10,000 or less, in the form of cash. The amount of monthly pension benefits varies depending upon the term of payments elected by the participant, but the payments are in each case the actuarial equivalent of the normal form of payment.

Normal retirement age under the pension plan is 65, which is the earliest time a participant may retire under the plan without any benefit reduction due to age. Participants may elect early retirement at age 55, with a reduction of benefits of 6 percent for each year the participant retires after age 55 and before age 60 and a reduction of benefits of 4 percent for each year the participant retires after age 60 and before age 65.

The following table shows contributions, earnings, distributions and balances in each of the plans listed for the named executive officers as of December 31, 2006.

2006 Nonqualified Deferred Compensation

Named Executive Officer/Plan Name	Executive contributions in 2006 (1)	Aggregate earnings in 2006	Aggregate withdrawals distributions	Aggregate balance at December 31, 2006 (2)
John A. Rife
Deferred Compensation Plan	$50,000	$12,727	$—	$321,457
Dianne M. Lyons
Deferred Compensation Plan	—	—	—	—
Scott McIntyre Jr.
Deferred Compensation Plan	—	—	—	—
Randy A. Ramlo
Deferred Compensation Plan	—	—	—	—
Barrie W. Ernst
Deferred Compensation Plan	6,908	1,147	—	30,352
Kent G. Baker
Deferred Compensation Plan	12,336	704	—	23,477

(1)

All amounts reported in this column were reported as part of either the “Base Salary” or the “Non-Equity Incentive Plan Compensation” reported in the Summary Compensation Table on page 105 of this Form 10-K.

(2)	All amounts reported in this column were reported as compensation in our Summary Compensation Tables for previous reporting years.

The amounts in the Nonqualified Deferred Compensation table represent the participation of named executive officers in the Deferred Compensation Plan. The Deferred Compensation Plan permits our executives at the vice president level or higher the opportunity to save a portion of their direct compensation for retirement. Executives must make a deferral election at least six months prior to the end of the applicable year or, for newly eligible executives, within 30 days of attaining eligible status. We do not make contributions to the Deferred Compensation Plan.

Under the plan, we credit amounts deferred to notational accounts for the deferring executive. The value of these accounts is credited with interest at a rate determined annually by us.

The plan requires us to make payments to the deferring executive in a single lump sum or in annual installments over a period of years selected by the executive, not to extend beyond the year in which the participant reaches age 75.

United Fire & Casualty Company and Subsidiaries

PAYMENTS UPON TERMINATION OF EMPLOYMENT

Upon the termination of employment for any reason, our named executive officers will receive compensation and benefits pursuant to the same plans and arrangements that are available generally to all salaried employees. Such plans and arrangements do not discriminate in scope, terms or operation, in favor of our executive officers. In addition, upon termination of employment for any reason after 59½, our named executive officers will receive a distribution of any compensation such employee had deferred under the deferred compensation plan, together with earnings on that deferred compensation. Termination of employment for any reason prior to age 59½ results in forfeiture by the named executive officer of any amounts deferred and any earnings thereon.

Whether or not a named executive officer’s employment terminates, if we enter into an agreement to dispose of all or substantially all of our assets or capital stock by means of a sale, merger, consolidation, reorganization, liquidation, or otherwise, options granted to a named executive officer under the employee stock option plan become immediately exercisable with respect to the full number of shares subject to that option during the period commencing as of the later of date of execution of such agreement or six months after the date the option is granted and ending as of the earlier of the stated option expiration date or the date on which the disposition of assets or capital stock contemplated by such agreement is consummated.

Upon termination of employment for any reason other than upon retirement, a named executive officer participating the annual incentive plan will receive payment under the annual incentive plan for a particular year only if the officer was employed on the date the incentive plan payment is scheduled to be paid, typically March 14th each year. If the officer’s employment terminates because of retirement, named executive officers participating in the plan receive a payment under the annual incentive plan pro-rated to their retirement date.

John A. Rife

If Mr. Rife’s employment had terminated for any reason on December 31, 2006, the payment of compensation he had deferred under the deferred compensation plan and earnings on that deferred compensation would have been $321,457. On December 31, 2006, Mr. Rife owned options for 54,000 shares that had not yet vested. Vesting of those options would have accelerated on December 31, 2006 if there had been a change in control on that date. Mr. Rife does not participate in the annual incentive plan.

Dianne M. Lyons

On December 31, 2006, Ms. Lyons owned options for 13,400 shares that had not yet vested. Vesting of those options would have accelerated on December 31, 2006 if there had been a change in control on that date. If Ms. Lyons’ employment had terminated on December 31, 2006 because of retirement, death or disability, Ms. Lyons would have received a payment of $36,633 under the annual incentive plan. Ms. Lyons has deferred no compensation pursuant to the deferred compensation plan.

Scott McIntyre Jr.

On December 31, 2006, Mr. McIntyre owned options for 34,000 shares that had not yet vested. Vesting of those options would have accelerated on December 31, 2006 if there had been a change in control on that date. Mr. McIntyre does not participate in the annual incentive plan. Mr. McIntyre has deferred no compensation pursuant to the deferred compensation plan.

Randy A. Ramlo

On December 31, 2006, Mr. Ramlo owned options for 17,600 shares that had not yet vested. Vesting of those options would have accelerated on December 31, 2006 if there had been a change in control on that date. If Mr. Ramlo’s employment had terminated on December 31, 2006 because of retirement, death or disability, Mr. Ramlo would have received a payment of $54,833 under the annual incentive plan. Mr. Ramlo has deferred no compensation pursuant to the deferred compensation plan.

United Fire & Casualty Company and Subsidiaries

Barrie W. Ernst

If Mr. Ernst’s employment had terminated for any reason on December 31, 2006, Mr. Ernst would receive no payment of compensation he had deferred under the deferred compensation plan. On December 31, 2006, Mr. Ernst owned options for 10,500 shares that had not yet vested. Vesting of those options would have accelerated on December 31, 2006 if there had been a change in control on that date. If Mr. Ernst’s employment had terminated on December 31, 2006 because of retirement, death or disability, Mr. Ernst would have received a payment of $61,600 under the annual incentive plan.

Kent G. Baker

Mr. Baker retired effective December 31, 2006. Because of his retirement, he was entitled to receive payment of compensation he had deferred under the deferred compensation plan and earnings on that deferred compensation totaling $23,477. On December 31, 2006, Mr. Baker owned options for no shares that had not yet vested. Because of Mr. Baker’s retirement, he also received $35,840 under the annual incentive plan.

2006 Nonemployee Director Compensation

Director	Fees Earned or Paid in Cash	Number of Shares Underlying Options Granted (1)		Option Awards (2)	All Other Compensation (3)	Total
Christopher R. Drahozal	$15,000	3,333	(4)	$7,951	$1,128	$24,079
Jack B. Evans	25,400	3,333	(5)	7,951	640	33,991
Thomas W. Hanley	24,000	3,333	(6)	7,951	—	31,951
Casey D. Mahon	18,500	3,333	(7)	7,951	1,499	27,950
George D. Milligan	22,500	3,333	(8)	7,951	1,144	31,595
Mary K. Quass	19,000	3,333	(9)	7,951	—	26,951
Byron G. Riley	15,400	3,333	(10)	7,951	—	23,351
Kyle D. Skogman	20,000	3,333	(11)	7,951	—	27,951
Frank S. Wilkinson Jr.	20,500	3,333	(12)	7,951	2,611	31,062

(1)

Through an administrative error, the nonemployee directors were granted a total of 36,000 options during 2006. The Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan allows for a maximum grant of 30,000 options during any one calendar year. This error was corrected and the 2006 option grants were adjusted, at the board of directors meeting on February 16, 2007.

(2)

We use the Black-Scholes model to determine this amount. This model estimates the fair value of traded options, which have different characteristics than employee stock options. Changes to the subjective assumptions used in the model can result in materially different fair value estimates. The hypothetical value determined by using this model is based on the following assumptions for 2006: an exercise price equal to the closing market price on day of grant; estimated dividend yield of 1.53 percent; expected volatility of 26.45 percent, risk-free interest rate of 4.6 percent; and expected lives of seven years.

(3)	Amounts in this column represent reimbursement for travel and other incidental expenses for attendance at Board of Director and committee meetings.
(4)	Aggregate options outstanding at December 31, 2006 – 9,333.
(5)	Aggregate options outstanding at December 31, 2006 – 9,133.
(6)	Aggregate options outstanding at December 31, 2006 – 7,333.
(7)	Aggregate options outstanding at December 31, 2006 – 7,933.
(8)	Aggregate options outstanding at December 31, 2006 – 9,133.
(9)	Aggregate options outstanding at December 31, 2006 – 9,333.
(10)	Aggregate options outstanding at December 31, 2006 – 8,133.
(11)	Aggregate options outstanding at December 31, 2006 – 7,933.
(12)	Aggregate options outstanding at December 31, 2006 – 8,333.

For attendance at meetings of the board of directors, we pay each nonemployee director a fee of $1,000 for each regularly scheduled meeting, $1,000 for each unscheduled meeting that the chief executive officer and the chair of the compensation committee designate as a major meeting and $500 for all other meetings. For attendance at committee meetings, we pay independent directors serving on a committee $1,000 for each audit committee meeting and $500 for each compensation committee or nominating and governance committee meeting. We pay an annual retainer of $15,000 to the vice chairman of the board of directors and to the chair of the audit committee and we pay an annual retainer of $10,000 to each other nonemployee director. We also reimburse direct expenses, such as travel expenses, for attendance at director and committee meetings. As of December 31, 2006 we maintained a

United Fire & Casualty Company and Subsidiaries

nonqualified director stock option and restricted stock plan. Our board of directors approved the issuance of options under this plan to nonemployee directors during 2006 based upon recommendations by the compensation committee.

Qualified directors must be individuals who have the required background, experience and functional expertise to provide strategic direction and oversight to us. We have designed the compensation of our directors to attract and retain qualified directors and to align director compensation with the interests of our stockholders. The compensation committee is responsible for making recommendations to the board of directors regarding compensation plans and the elements of compensation of directors. In 2006 the compensation committee engaged an outside consultant who provided information and advice regarding director compensation.

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee during 2006 were independent directors and no member was an employee or former employee. No compensation committee member had any relationship requiring disclosure under “Certain Relationships and Related Transactions, Director Independence” beginning on page 117 of this Form 10-K. During 2006, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer(s) served on our compensation committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is responsible for developing United Fire & Casualty Company’s philosophy and structure for executive compensation. On an annual basis the Compensation Committee reviews and recommends the compensation of the Company’s senior executive officers, which include the Chairman of the Board of Directors, the principal executive officer, the principal financial officer, other named executive officers and other senior executive officers. The Compensation Committee reports:

•	the Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” beginning on page 97 and
•

based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s annual report on Form 10-K.

Compensation Committee

Frank S. Wilkinson, Jr., Chair

Casey D. Mahon

George D. Milligan

United Fire & Casualty Company and Subsidiaries

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 1, 2007, with respect to ownership of United Fire’s $3.33? par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

Title of Class	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Scott McIntyre Jr. 2222 First Avenue NE, Apt. 1004 Cedar Rapids, Iowa 52402	5,233,928	(1)	18.93%
Common	EARNEST Partners LLC 75 Fourteenth Street, Suite 2300 Atlanta, Georgia 30309	2,328,596	(2)	8.42%
(1)

Includes 4,968 shares held in an individual retirement account for Mr. McIntyre’s benefit; 2,235,730 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 1,094,328 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole trustee; 1,066,490 shares owned by the trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 110,180 shares owned by the McIntyre Foundation, for which Mr. McIntyre serves as president and one of four directors; 3,232 shares owned by Mr. McIntyre’s wife; and 26,000 options that are exercisable on or before sixty (60) days from the date of this report.

(2)	Based on Schedule 13-G (Amendment No. 3) filed with the Securities and Exchange Commission on February 12, 2007.

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our $3.33? par value common stock as of February 1, 2007, with respect to each of our directors, certain of our executive officers and all of our directors and officers, as a group.

As of February 1, 2007, we had 27,651,393 shares of $3.33? par value common stock outstanding. Except as otherwise indicated, each of the stockholders listed in the table on the following page has sole voting and investment power over the shares beneficially owned.

United Fire & Casualty Company and Subsidiaries

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Common	Kent G. Baker	200	(2)	0%
Common	Christopher R. Drahozal	414,036	(3)	1.50%
Common	Barrie W. Ernst	18,065	(4)	.07%
Common	Jack B. Evans	19,974	(5)	*
Common	Thomas W. Hanley	2,603	(6)	*
Common	Dianne M. Lyons	5,221	(7)	.02%
Common	Casey D. Mahon	10,684	(8)	*
Common	Scott McIntyre Jr.	5,233,928	(9)	18.93%
Common	George D. Milligan	6,857	(10)	*
Common	Mary K. Quass	5,400	(11)	*
Common	Randy A. Ramlo	11,676	(12)	.04%
Common	John A. Rife	39,306	(13)	.14%
Common	Byron G. Riley	7,554	(14)	*
Common	Kyle D. Skogman	8,900	(15)	*
Common	Frank S. Wilkinson Jr.	6,093	(16)	*
Common	All directors and officers as a group (includes 48 persons)	5,761,239	(17)	20.84%

*Represents directors with ownership of less than 1% percent.

(1)

Except as otherwise indicated, each person named on the previous table has sole voting and investment power with respect to the number of shares indicated. The inclusion herein of any shares as beneficially owned does not constitute admission of beneficial ownership.

(2)	Represents 200 options that are exercisable by Mr. Baker on or before sixty (60) days from the date of this report. None of Mr. Baker’s shares are pledged as security.
(3)

Includes 674 shares owned jointly by Mr. Drahozal and his wife; 177,274 owned individually by Mr. Drahozal’s wife; 71,084 shares held in accounts for the benefit of Mr. Drahozal’s minor children; 50,624 shares owned by a trust for which Mr. Drahozal’s wife is one of two trustees; 110,180 shares owned by the McIntyre Foundation, for which Mr. Drahozal’s wife serves as one of four directors; and 4,200 stock options that are exercisable by Mr. Drazohal on or before sixty (60) days from the date of this report. Mr. Drahozal is Mr. McIntyre’s son-in-law. None of Mr. Drahozal’s shares are pledged as security.

(4)

Includes 2,599 shares owned in a 401(k) account for Mr. Ernst’s benefit; 166 shares held for the benefit of Mr. Ernst’s daughter; and 15,300 stock options that are exercisable by Mr. Ernst on or before sixty (60) days from the date of this report. None of Mr. Ernst’s shares are pledged as security.

(5)

Includes 200 shares owned individually by Mr. Evans; 13,750 shares owned in an individual retirement account for Mr. Evans’ benefit; 2,024 shares owned in an IRA account for the benefit of Mr. Evans’ wife; and 4,000 stock options that are exercisable by Mr. Evans on or before sixty (60) days from the date of this report. None of Mr. Evan’s shares are pledged as security.

(6)

Includes 203 shares owned individually by Mr. Hanley and 2,400 stock options that are exercisable by Mr. Hanley on or before sixty (60) days from the date of this report. None of Mr. Hanley’s shares are pledged as security.

(7)

Includes 221 shares owned by Ms. Lyons individually and 5,000 options that are exercisable by Ms. Lyons on or before sixty (60) days from the date of this report. None of Ms. Lyons’ shares are pledged as security.

(8)

Includes 6,884 shares owned individually by Ms. Mahon; 1,000 shares owned in an individual retirement account for Ms. Mahon’s benefit; and 2,800 stock options that are exercisable by Ms. Mahon on or before sixty (60) days from the date of this report. None of Ms. Mahon’s shares are pledged as security.

(9)

Includes 4,968 shares held in an individual retirement account for Mr. McIntyre’s benefit; 2,235,730 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 1,094,328 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre’s mother, for which Mr. McIntyre serves as sole

United Fire & Casualty Company and Subsidiaries

trustee; 1,066,490 shares owned by a trust under the will of John Scott McIntyre, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust for the benefit of Mr. McIntyre’s mother and her grandchildren, for which Mr. McIntyre serves as sole trustee; 110,180 shares owned by the McIntyre Foundation, for which Mr. McIntyre serves as president and one of four directors; 3,232 shares owned by Mr. McIntyre’s wife; and 26,000 options that are exercisable on or before sixty (60) days from the date of this report. None of Mr. McIntyre’s shares are pledged as security.

(10)

Includes 2,857 shares owned by Mr. Milligan individually and 4,000 options that are exercisable by Mr. Milligan on or before sixty (60) days from the date of this report. None of Mr. Milligan’s shares are pledged as security.

(11)

Includes 1,200 shares owned by Ms. Quass individually and 4,200 options that are exercisable by Ms. Quass on or before sixty (60) days from the date of this report. None of Ms. Quass’ shares are pledged as security.

(12)

Includes 1,676 shares owned by Mr. Ramlo individually and 10,000 options that are exercisable by Mr. Ramlo on or before sixty (60) days from the date of this report. None of Mr. Ramlo’s shares are pledged as security.

(13)

Includes 18,561 shares owned jointly by Mr. Rife and his wife; 745 shares owned by Mr. Rife’s wife; and 20,000 options that are exercisable by Mr. Rife on or before sixty (60) days from the date of this report. None of Mr. Rife’s shares are pledged as security.

(14)

Includes 3,312 shares owned in a trust for Mr. Riley’s benefit; 1,242 shares held in a 401(k) account for Mr. Riley’s benefit; and 3,000 options that are exercisable by Mr. Riley on or before sixty (60) days from the date of this report. None of Mr. Riley’s shares are pledged as security.

(15)

Includes 470 shares owned by Mr. Skogman individually; 5,130 shares owned jointly by Mr. Skogman and his wife; 500 shares owned by Mr. Skogman’s wife; and 2,800 options that are exercisable by Mr. Skogman on or before sixty (60) days from the date of this report. None of Mr. Skogman’s shares are pledged as security.

(16)

Includes 2,893 shares owned by Mr. Wilkinson individually and 3,200 options that are exercisable by Mr. Wilkinson on or before sixty (60) days from the date of this report. None of Mr. Wilkinson’s shares are pledged as security.

(17)

Because the 110,180 shares owned by the McIntyre Foundation are attributed to both Mr. McIntyre's and Mr. Drahozal's beneficial ownership total, we have deducted 110,180 shares from the total number of shares owned by all officers and directors to eliminate double counting.

SECURITY AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire’s common stock to employees. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock. The board has the authority to determine which nonemployee directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

United Fire & Casualty Company and Subsidiaries

Options outstanding and options available for future grant under our equity compensation plans at December 31, 2006, are displayed on the table below:

	Number of securities to be issued upon exercise of options outstanding		Weighted-average exercise price	Number of securities remaining available for future issuance under plan
Equity Compensation Plans Approved by Stockholders: Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan	29,99 7	(1)	$35.90	120,003

Equity Compensation Plans Not Approved by Stockholders: Nonqualified Employee Stock Option Plan	390,250		$29.52	486,908

Total	420,247		$29.98	606,911
(1)

Through an administrative error, the nonemployee directors were granted a total of 36,000 options during 2006. The nonqualified nonemployee director stock option and restricted stock plan allows for a maximum grant of 30,000 options during any one calendar year. This error was corrected and the 2006 option grants were adjusted at the board of directors meeting on February 16, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

There are no transactions with related persons required to be reported under this Item 13. In 2007 the nominating and governance committee of the board of directors adopted a written policy regarding transactions with related persons, including transactions related to the provision of goods or services. Prior to the adoption of the policy, the committee considered transactions with related persons pursuant to the general authority granted to it under the committee’s charter. Pursuant to the policy, the committee gathers information from management and directors to determine what transactions to review, coordinates with the principal financial officer to monitor for potential related person transactions and reviews all transactions that could be considered to be a transaction with a related person, regardless of the amount of the transaction. The committee does not review transactions in the normal course of business unless the transaction involves an amount in excess of $60,000. The committee reviews all transactions, regardless of amount, that are not in the ordinary course of business. If the committee determines there is a transaction or proposed transaction with a related person that must be reported under Item 13, the committee reports the transaction to the board of directors and recommends to the board the approval, disapproval, or ratification of the transaction or proposed transaction.

DIRECTOR INDEPENDENCE

The board of directors has analyzed the independence of each nonemployee director and has determined that all of the directors serving on the audit committee, the compensation committee and the nominating & governance committee, as shown in the table on the following page, met the standards of independence under applicable NASDAQ Stock Market listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment:

United Fire & Casualty Company and Subsidiaries

Independent Director	Committee Assignments
Jack B. Evans	Audit Committee, Nominating & Governance Committee
Thomas W. Hanley	Audit Committee (Chair)
Casey D. Mahon	Compensation Committee
George D. Milligan	Audit Committee, Compensation Committee
Mary K. Quass	Audit Committee
Kyle D. Skogman	Nominating & Governance Committee (Chair), Audit Committee
Frank S. Wilkinson Jr.	Compensation Committee (Chair), Nominating & Governance Committee

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee reviews and approves audit and permissible nonaudit services performed by Ernst & Young LLP, as well as the fees charged by Ernst & Young LLP for such services. In its review of nonaudit service fees and its appointment of Ernst & Young LLP as our independent registered public accounting firm, the audit committee considered whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence. The audit committee preapproved all of the services provided and fees charged by Ernst & Young LLP in 2006.

The following is a summary of the fees billed to United Fire by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Fee Category	2006	2005
Audit Fees (1)	$1,001,550	$866,400
Audit-Related Fees (2)	36,000	31,700
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$1,037,550	$898,100
(1)

Audit Fees. Audit Fees consist of fees billed for professional services rendered for the audit of our Consolidated Financial Statements and internal control over financial reporting, review of the interim Consolidated Financial Statements included in quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or engagements. The 2005 fees reported are all the fees billed to us by Ernst & Young LLP for the 2005 audit. The 2006 fees reported are all the fees billed, or expected to be billed, to us by Ernst & Young LLP for the 2006 audit.

(2)

Audit-Related Fees. Audit-Related Fees reported for 2006 and 2005 include fees billed for professional services rendered for the audit of United Fire’s employee benefit plans, including the United Fire Group 401(k) Plan and the United Pension Plan.

(3)	Tax Fees. There were no tax fees paid to Ernst & Young LLP for professional services rendered for tax compliance, tax advice or tax planning during 2006 or 2005.
(4)	All Other Fees. There were no other fees paid to Ernst & Young LLP for professional services rendered during 2006 or 2005.

United Fire & Casualty Company and Subsidiaries

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page
(a) 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2006 and 2005		55
	Consolidated Statements of Income for the three years ended December 31, 2006		56
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006		57
	Consolidated Statements of Cash Flows for the three years ended December 31, 2006		58
	Notes to Consolidated Financial Statements		59

2.	Financial Statement Schedules required to be filed by Item 8 of this Form:
	Schedule I. Summary of Investments – Other than Investments in Related Parties		119
	Schedule III: Supplementary Insurance Information		120
	Schedule IV: Reinsurance Schedule		121
	Schedule V: Valuation and Qualifying Accounts		122
	Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations		123
	All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.

3.	Exhibits
	3.1

Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

	3.2

First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on May 3, 2002, SEC File Number 333-83446)

	3.3

Second Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to our Form 10-Q Quarterly Statement filed with the Securities and Exchange Commission on July 29, 2005 , SEC File Number 002-39621)

	3.4	By-Laws of United Fire & Casualty Company, as amended November 17, 2006
	10.1

United Fire & Casualty Company Nonqualified Employee Stock Option Plan (incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998, SEC File Number 333-63103)

	10.2

United Fire & Casualty Company Employee Stock Purchase Plan (incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997, SEC File Number 333-42895)

	10.3	United-Lafayette 401(k) Profit-Sharing Plan (incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2003, SEC File Number 333-107041)
	10.4

United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan (incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on November 23, 2005, SEC File Number 333-129923)

	12	Statement regarding computation of ratios of earnings to fixed charges
	14	Code of Ethics
	21	Subsidiaries of the registrant
	23	Consent of Ernst & Young LLP, independent registered public accounting firm
	31.1	Certification of John A. Rife, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Dianne M. Lyons, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of John A. Rife, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Dianne M. Lyons, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

United Fire & Casualty Company and Subsidiaries

Schedule I. Summary of Investments – Other than Investments in Related Parties

December 31, 2006	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Fair Value	Amounts at Which Shown in Balance Sheet
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$191,026	$186,430	$186,270
States, municipalities and political subdivisions	425,029	435,388	434,593
Foreign governments	55,404	55,693	55,655
Public utilities	287,858	292,481	292,481
All other corporate bonds	879,940	891,901	891,843
Redeemable preferred stock	3,513	3,626	3,626
Total fixed maturities	$1,842,770	$1,865,519	$1,864,468
Equity securities:
Common stocks:
Public utilities	$11,123	$20,396	$20,396
Bank, trust and insurance companies	12,840	87,575	87,575
Industrial, miscellaneous and all other	41,492	85,007	85,007
Nonredeemable preferred stocks	230	229	229
Total equity securities	$65,685	$193,207	$193,207
Mortgage loans on real estate	$27,789	$27,282	$27,789
Policy loans	7,833	7,833	7,833
Other long-term investments	11,777	11,777	11,777
Short-term investments	28,268	28,268	28,268
Total investments	$1,984,122	$2,133,886	$2,133,342

United Fire & Casualty Company and Subsidiaries

Schedule III. Supplementary Insurance Information

(Dollars in Thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)

Year Ended December 31, 2006

Property and casualty	$58,349	$518,886	$229,199	$467,031	$40,225	$278,504	$118,756	$13,269	$—	$476,402
Life, accident and health (1)	77,412	1,233,342	2,178	36,091	81,756	34,022	8,142	8,256	49,159	—
Total	$135,761	$1,752,228	$231,377	$503,122	$121,981	$312,526	$126,898	$21,525	$49,159	$476,402

Year Ended December 31, 2005

Property and casualty	$52,798	$620,100	$217,265	$456,147	$34,742	$375,858	$106,348	$25,536	$—	$453,683
Life, accident and health (1)	67,071	1,285,635	5,002	39,369	84,105	34,036	9,125	7,419	54,727	—
Total	$119,869	$1,905,735	$222,267	$495,516	$118,847	$409,894	$115,473	$32,955	$54,727	$453,683

Year Ended December 31, 2004

Property and casualty	$47,344	$464,889	$219,835	$456,888	$29,018	$256,242	$98,579	$34,767	$—	$461,988
Life, accident and health (1)	41,879	1,255,708	10,429	35,403	82,456	28,765	12,384	6,193	56,386	—
Total	$89,223	$1,720,597	$230,264	$492,291	$111,474	$285,007	$110,963	$40,960	$56,386	$461,988

(1) Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2) Per Regulation S-X, does not apply to life insurance.

United Fire & Casualty Company and Subsidiaries

Schedule IV. Reinsurance

(Dollars in Thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned

Year Ended December 31, 2006
Life insurance in force	$4,339,873	$658,817	$4,245	$3,685,301
Premiums earned:
Property and casualty insurance	$492,719	$44,455	$18,767	$467,031	4.02%
Life, accident and health insurance	37,491	1,497	97	36,091	0.27%
Total	$530,210	$45,952	$18,864	$503,122	3.75%
Year Ended December 31, 2005
Life insurance in force	$4,230,028	$546,135	$8,992	$3,692,885
Premiums earned:
Property and casualty insurance	$477,332	$36,180	$14,995	$456,147	3.29%
Life, accident and health insurance	40,615	1,473	227	39,369	0.58%
Total	$517,947	$37,653	$15,222	$495,516	3.07%
Year Ended December 31, 2004
Life insurance in force	$4,172,288	$479,409	$17,010	$3,709,889
Premiums earned:
Property and casualty insurance	$474,094	$28,674	$11,468	$456,888	2.51%
Life, accident and health insurance	36,322	1,355	436	35,403	1.23%
Total	$510,416	$30,029	$11,904	$492,291	2.42%

United Fire & Casualty Company and Subsidiaries

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)
Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Allowance for bad debts:
Year ended December 31, 2006 (1)	$742	$—	$349	$393
Year ended December 31, 2005	572	170	—	742
Year ended December 31, 2004 (1)	598	—	26	572

Deferred tax asset valuation allowance: (2)
Year ended December 31, 2006	$7,290	$—	$1,095	$6,195
Year ended December 31, 2005	7,844	—	554	7,290
Year ended December 31, 2004	7,838	553	547	7,844

(1) Reversal of allowance due to subsequent collections.

(2) Recorded primarily in connection with the purchase of American Indemnity Financial Corporation.

United Fire & Casualty Company and Subsidiaries

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

Affiliation with Registrant: United Fire and consolidated property and casualty subsidiaries	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Realized Investment Gains	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to: Current Year Prior Years		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
2006	$58,349	$518,886	$229,199	$467,031	$6,986	$40,225	$303,469	$(24,965)	$118,756	$360,141	$476,402
2005	52,798	620,100	217,265	456,147	2,012	34,742	453,341	(77,484)	106,348	252,174	453,683
2004	47,344	464,889	219,835	456,888	2,119	29,018	294,831	(38,589)	98,579	219,702	461,988

United Fire & Casualty Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

By: /s/ John A. Rife
John A. Rife, President, Chief Executive Officer and Director

Date: 02/28/07

By: /s/ Dianne M. Lyons
Dianne M. Lyons, Vice President and Chief Financial Officer

Date: 02/28/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Scott McIntyre Jr.	By	/s/ Jack B. Evans
	Scott McIntyre Jr., Chairman and Director		Jack B. Evans, Vice Chairman and Director

Date	02/28/07	Date	02/28/07

By	/s/ Christopher R. Drahozal	By:	/s/ Thomas W. Hanley
	Christopher R. Drahozal, Director		Thomas W. Hanley, Director

Date	02/28/07	Date	02/28/07

By	/s/ Casey D. Mahon	By	/s/ George D. Milligan
	Casey D. Mahon, Director		George D. Milligan, Director

Date	02/28/07	Date	02/28/07

By	/s/ Mary K. Quass	By	/s/ Byron G. Riley
	Mary K. Quass, Director		Byron G. Riley, Director

Date	02/28/07	Date	02/28/07

By	/s/ Kyle D. Skogman	By	/s/ Frank S. Wilkinson Jr.
	Kyle D. Skogman, Director		Frank S. Wilkinson Jr., Director

Date	02/28/07	Date	02/28/07

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2006 and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the act.