Form 10-Q
period 2007-03-31
UNITED FIRE & CASUALTY CO
filed 2007-04-27
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	☐	NO	☒

As of April 23, 2007, 27,653,298 shares of common stock were outstanding.

INDEX

United Fire & Casualty Company and Subsidiaries

Page
Forward-Looking Information	2

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income (unaudited) for the three months ended
March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) for the three months ended
March 31, 2007 and 2006	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22
Part II. Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $40,462 in 2007 and $45,715 in 2006)	$39,613	$44,663
Available-for-sale, at fair value (amortized cost $1,790,319 in 2007 and $1,787,880 in 2006)	1,815,299	1,808,228
Equity securities, at fair value (cost $63,769 in 2007 and $65,685 in 2006)	194,257	193,207
Trading securities, at fair value (amortized cost $10,073 in 2007 and $10,227 in 2006)	11,916	11,577
Mortgage loans	26,471	27,789
Policy loans	7,723	7,833
Other long-term investments	14,858	11,777
Short-term investments	39,326	28,268
	$2,149,463	$2,133,342

Cash and Cash Equivalents	$248,229	$255,045
Accrued Investment Income	28,420	28,383
Premiums Receivable	131,867	126,689
Deferred Policy Acquisition Costs	133,384	135,761
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $28,151 in 2007 and $27,320 in 2006)	12,022	12,663
Reinsurance Receivables and Recoverables	46,564	53,543
Prepaid Reinsurance Premiums	4,057	5,578
Income Taxes Receivable	-	10,355
Other Assets	15,123	14,708
TOTAL ASSETS	$2,769,129	$2,776,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$494,523	$518,886
Life insurance	1,212,837	1,233,342
Unearned premiums	235,529	231,377
Accrued expenses and other liabilities	54,476	67,690
Income taxes payable	10,491	-
Deferred income taxes	45,988	43,964
TOTAL LIABILITIES	$2,053,844	$2,095,259
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,652,593 shares issued and outstanding in 2007 and 27,648,993 shares issued and outstanding in 2006	$92,175	$92,163
Additional paid-in capital	161,961	161,533
Retained earnings	374,638	343,761
Accumulated other comprehensive income, net of tax	86,511	83,351
TOTAL STOCKHOLDERS’ EQUITY	$715,285	$680,808
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,769,129	$2,776,067

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
	2007	2006

Revenues
Net premiums earned	$122,618	$120,623
Investment income, net of investment expense	31,380	29,176
Realized investment gains	1,994	4,124
Other income	108	219
	$156,100	$154,142

Benefits, Losses and Expenses
Losses and loss settlement expenses	$51,877	$81,882
Increase in liability for future policy benefits	4,108	4,934
Amortization of deferred policy acquisition costs	32,934	30,280
Other underwriting expenses	6,427	7,428
Interest on policyholders’ accounts	11,229	12,881
	$106,575	$137,405
Income before income taxes	$49,525	$16,737
Federal income tax expense	14,915	3,286
Net income	$34,610	$13,451
Weighted average common shares outstanding	27,651,384	23,598,841
Basic earnings per common share	$1.25	$0.57
Diluted earnings per common share	$1.25	$0.57
Cash dividends declared per common share	$0.135	$0.12

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$34,610	$13,451
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond (discount) premium accretion	$(8)	$871
Depreciation and amortization	874	950
Stock-based compensation expense	350	255
Realized investment gains	(1,994)	(4,124)
Net cash flows from trading investments	50	(4,345)
Deferred income tax expense	870	2,854
Changes in:
Accrued investment income	(37)	846
Premiums receivable	(5,178)	(7,793)
Deferred policy acquisition costs	(591)	(714)
Reinsurance receivables	6,979	60,741
Prepaid reinsurance premiums	1,521	(273)
Income taxes receivable/payable	20,846	29,343
Other assets	(415)	(891)
Future policy benefits and losses, claims and loss settlement expenses	(22,660)	(45,752)
Unearned premiums	4,152	8,434
Accrued expenses and other liabilities	(12,988)	(16,239)
Deferred income taxes	(548)	(1,094)
Other, net	(106)	9
Total adjustments	$(8,883)	$23,078
Net cash provided by operating activities	$25,727	$36,529
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$2,846	$754
Proceeds from call and maturity of held-to-maturity investments	5,199	7,827
Proceeds from call and maturity of available-for-sale investments	60,571	70,957
Proceeds from short-term and other investments	6,469	12,153
Purchase of available-for-sale investments	(62,454)	(39,063)
Purchase of short-term and other investments	(19,105)	(36,810)
Net purchases and sales of property and equipment	(218)	(741)
Net cash (used in) provided by investing activities	$(6,692)	$15,077
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$54,160	$38,583
Withdrawals from investment and universal life contracts	(76,368)	(57,521)
Issuance of common stock	64	109
Payment of cash dividends	(3,733)	(2,832)
Tax benefit from issuance of common stock	26	28
Net cash used in financing activities	$(25,851)	$(21,661)
Net Change in Cash and Cash Equivalents	$(6,816)	$29,973
Cash and Cash Equivalents at Beginning of Period	255,045	162,791
Cash and Cash Equivalents at End of Period	$248,229	$192,764

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

Note 1.	Nature of Operations and Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements contained herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006. The review report of Ernst & Young LLP as of and for the three-month period ending March 31, 2007 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $1.5 million for the three-month period ended March 31, 2007, compared to no payments for the three-month period ended March 31, 2006. We received tax refunds totaling $7.8 million through the three-month period ended March 31, 2007, due primarily to an operating loss carryback. We made no significant payments of interest for the three-month periods ended March 31, 2007 and 2006, other than interest credited to policyholders’ accounts.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses. Comprehensive income was $37.8 million for the three months ended March 31, 2007, compared to $4.6 million for the three months ended March 31, 2006.

Income Taxes

In the first quarter of 2007, our effective federal income tax rate was 30.1 percent, compared to 19.6 percent for the first quarter of 2006. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

In June 2006, FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” was issued to clarify accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as the derecognition of a tax position previously recognized in the financial statements. FIN 48 also prescribes expanded disclosure requirements for unrecognized tax benefits recorded. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted this interpretation effective January 1, 2007, which did not have any impact on our consolidated financial position.

We have recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2003. We are no longer subject to state income tax examination for years before 2001. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities

In the aftermath of Hurricane Katrina, United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, as well as many other insurers in the Louisiana market have been named as defendants in litigation commenced by policyholders. Some of these policyholders are seeking relief in their own right and other suits have been filed seeking class certification. These suits allege various improprieties in the claims settlement process. This litigation is either immaterial or in the early stages and we can not at this time make a determination as to the ultimate outcome or effect of this litigation on our financial position or operating results. While we believe the claims have been handled consistent with the policy language and the applicable law, the litigation environment for insurers involved in hurricane litigation in Louisiana courts is not favorable. Several recent court rulings in Louisiana and neighboring states were adverse to insurers and have received considerable publicity. These developments present challenges to all insurers involved in hurricane litigation. We maintain that because we were not a party to that litigation, those court rulings should not directly impact us. We believe that other decisions should and will be corrected in the appellate courts. However, the litigation seeking class relief, and the number of potential members of any class certified, could potentially create a material obligation for us.

We have established reserves for all claims in litigation commensurate with our evaluation of the potential outcome of those claims. We believe that, in the aggregate, these reserves should be adequate. However, the wave of litigation faced by us and other insurers is unprecedented, so it is difficult to accurately predict an outcome.  Additionally, many of the persons who will be involved in the determination of factual and legal issues were themselves affected by Hurricane Katrina, complicating the defense of these claims. Our evaluation of these claims and the adequacy of our recorded reserves may change if we encounter adverse developments in the defense of these claims.

We consider all of our other litigation pending at March 31, 2007, to be ordinary, routine and incidental to our business.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine whether it will have any impact on our Consolidated Financial Statements upon adoption.

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

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance companies for deferred policy acquisition costs on internal replacements made primarily to contracts defined by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” as short-duration and long-duration life insurance contracts, and by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gain and Losses from the Sale of Investments,” as investment contracts. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Accordingly, we adopted SOP 05-1 effective January 1, 2007, which did not have a material impact on our Consolidated Financial Statements.

Note 2.	Stock-Based Compensation

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees, with 297,208 available for future issuance at March 31, 2007. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of not less than 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments accumulate and are exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

The activity in our nonqualified employee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Three Months Ended March 31, 2007	Inception to Date
Beginning balance	486,908	1,000,000
Number of options granted	(192,500)	(727,792)
Number of options forfeited	2,800	25,000
Ending balance	297,208	297,208

Number of options exercised	3,600	133,042

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 120,003 available for future issuance at March 31, 2007. The board has the authority to determine which nonemployee directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our nonqualified nonemployee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Three Months Ended March 31, 2007	Inception to Date
Beginning balance	114,000	150,000
Number of options granted	—	(36,000)
Number of options forfeited	6,003	6,003
Ending balance	120,003	120,003

Number of options exercised	—	—

For the three-month periods ended March 31, 2007 and 2006, we recognized stock-based compensation expense of $.3 million. As of March 31, 2007, we have approximately $5.5 million in stock-based compensation that has yet to be recognized through our results of operations. This compensation will be recognized through our financial results as the underlying stock options vest.

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

All of our eligible employees and retirees are able to participate in our health and dental benefit plan. The plan is composed of two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. The plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the claims administrator within 365 days after the end of the calendar year in which the charges were incurred. Our pension and postretirement benefit costs are displayed in the following table.

(Dollars in Thousands)	Three Months Ended March 31,
	2007	2006

Pension costs	$639	$581

Other postretirement benefit costs	366	337

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $4.0 million to our pension plan in 2007. We do not anticipate that the total contribution in 2007 will vary significantly from the expected contribution. For the three-month period ended March 31, 2007, we have contributed $.9 million to the pension plan.

Note 4.	Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products, and use the same marketing strategies, and are therefore aggregated. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations. Our management evaluates the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2006.

The following analysis has been reconciled to amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2007
Net premiums earned	$114,305	$8,366	$122,671
Investment income, net of investment expenses	11,228	20,165	31,393
Realized investment gains	1,318	676	1,994
Other income	8	100	108
Revenues	126,859	29,307	156,166
Intersegment Eliminations	(35)	(31)	(66)
Total Revenues	$126,824	$29,276	$156,100
Net Income	$31,846	$2,764	$34,610
Assets	$1,308,731	$1,460,398	$2,769,129

Three Months Ended March 31, 2006
Net premiums earned	$111,254	$9,430	$120,684
Investment income, net of investment expenses	8,674	20,496	29,170
Realized investment gains	2,270	1,855	4,125
Other income	—	219	219
Revenues	122,198	32,000	154,198
Intersegment Eliminations	(34)	(22)	(56)
Total Revenues	$122,164	$31,978	$154,142
Net Income	$10,301	$3,150	$13,451
Assets	$1,138,360	$1,510,183	$2,648,543

Note 5.	Earnings Per Share

We compute basic earnings per share by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options, as applicable.

We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options that have an exercise price less than the weighted average fair market value of our common stock during the period. This method assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represents the number of potentially dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended March 31,
	2007	2006
Net income	$34,610	$13,451
Weighted-average common shares outstanding	27,651	23,599
Basic earnings per share	$1.25	$0.57

Net income	$34,610	$13,451
Weighted-average common shares outstanding	27,651	23,599
Potentially dilutive common shares - stock options (1)	64	90
Weighted-average common and potential shares outstanding	27,715	23,689
Diluted earnings per share	$1.25	$0.57
(1)	For the three-month period ended March 31, 2007 and 2006, we had 333,750 and 127,000 anti-dilutive options outstanding,

respectively, which were excluded from the computation of diluted earnings per share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2007, and the related consolidated statements of income for the three-month month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 27, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

• Forward-Looking Statements
• Critical Accounting Policies
• Overview and Outlook
o Our Business
o Summary Information
o Financial Overview
• Results of Operations
o Consolidated Financial Highlights
o Property and Casualty Insurance Segment Results
o Life Insurance Segment Results
o Investment Results
• Liquidity and Capital Resources
o Liquidity
o Capital Resources
• Statutory and Other Financial Measures

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among other factors that could cause our actual outcomes and results to differ are:

• The adequacy of our reserves established for Hurricanes Katrina and Rita, which are based on management estimates.
• Developments in domestic and global financial markets that could affect our investment portfolio and financing plans.
• Additional government and NASDAQ policies relating to corporate governance, and the cost to comply.
• Changing rates of inflation.
• The valuation of invested assets.
• The valuation of pension and other postretirement benefit obligations.
• The calculation and recovery of deferred policy acquisition costs.
• The resolution of legal issues pertaining to the World Trade Center catastrophe.
• The ability to maintain and safeguard the security of our data.
• The resolution of regulatory and legal issues pertaining to Hurricane Katrina.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for losses, claims and loss settlement expenses, the valuation of reserves for future policy benefits and the calculation of the deferred policy acquisition cost asset. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2006.

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

Financial Overview

Our property and casualty segment underwriting results were very strong in the first quarter, despite the fact that the insurance market continues to soften, with premium rates decreasing in almost every area. We have been very successful in our goal of retaining our renewal business, 79.4 percent through March 31, 2007, which we attribute primarily to the exceptional customer service and expertise provided by our staff members in the underwriting and loss control departments.

During the first quarter of 2007, we achieved a 1.8 percent increase in direct property and casualty premiums written as compared to the first quarter of 2006. We attribute the increase in direct premiums written is attributable to increases in both policy retention and new premium writings achieved in the first quarter of 2007. The favorable impact of this increased level of business on our net premiums written was partially diminished by the continuation of pricing decreases in several of our lines of business. Our commercial lines premium levels, which are composed of rate changes and underwriter discretionary pricing, decreased on average in the mid-single digits during the first quarter of 2007.

Although it is likely that the soft market conditions will continue to have some impact on our underwriting results throughout 2007, we are confident that we will be able to achieve profitability by adhering to our underwriting guidelines and working to retain quality business. We have experienced an increase in written premiums in some of the states that we have specifically targeted for growth in 2007, including Alabama, Arkansas, Indiana and Texas, as well as growth in several of our other core states.

Our life insurance segment continued to produce solid results in the first quarter of 2007. However, we continue to closely monitor our decreasing levels of annuity business.

On April 1, our life insurance segment released a new universal life insurance product, Uni-3, to agents in most of our licensed states. Uni-3 offers consumers permanent life insurance with built-in flexibility, allowing policyholders to adjust the premiums and death benefit to meet their changing needs. The policy also builds cash value based on an interest rate set by our company. Other product enhancements include reduced administrative fees and surrender periods. Our staff members are actively marketing the Uni-3 product, which replaces our other universal life products. While it is too early to measure the success of this product, initial reactions from our agents have been positive.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006	Change	%

Revenues
Net premiums earned	$122,618	$120,623	$1,995	1.7%
Investment income, net of investment expense	31,380	29,176	2,204	7.6
Realized investment gains	1,994	4,124	(2,130)	-51.6
Other income	108	219	(111)	-50.7
	$156,100	$154,142	$1,958	1.3%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$51,877	$81,882	$(30,005)	-36.6%
Increase in liability for future policy benefits	4,108	4,934	(826)	-16.7
Amortization of deferred policy acquisition costs	32,934	30,280	2,654	8.8
Other underwriting expenses	6,427	7,428	(1,001)	-13.5
Interest on policyholders’ accounts	11,229	12,881	(1,652)	-12.8
	$106,575	$137,405	$(30,830)	-22.4%
Income before income taxes	$49,525	$16,737	$32,788	195.9%
Federal income tax expense	14,915	3,286	11,629	353.9
Net income	$34,610	$13,451	$21,159	157.3%

Our first quarter of 2007 results significantly improved over first quarter of 2006. The 36.6 percent decrease in losses and loss settlement expenses in the first quarter of 2007 compared to the first quarter of 2006 is primarily attributable to the impact that Hurricane Katrina had on our company during the first quarter of 2006. The $2.1 million decrease in realized investment gains during the first quarter of 2007 is primarily attributable to a large gain that we recognized during 2006 on a taxable exchange pursuant to a bankruptcy settlement.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Net premiums written	$120,342	$120,394
Net premiums earned	$114,305	$111,254
Losses and loss settlement expenses	(47,574)	(76,963)
Amortization of deferred policy acquisition costs	(29,766)	(27,825)
Other underwriting expenses	(4,219)	(5,497)
Underwriting income	$32,746	$969

Investment income, net of investment expense	$11,193	$8,641
Realized investment gains	1,318	2,269
Other income	8	—
Income before income taxes	$45,265	$11,879

GAAP Ratios:
Net loss ratio	41.6%	69.2%
Expense ratio	29.7%	30.0%
Combined ratio	71.3%	99.2%
Combined ratio (without catastrophes)	69.1%	65.6%

Personal and commercial* lines underwriting analysis:
Net premiums earned - personal lines	$8,904	$9,584
Losses and loss settlement expenses - personal lines	$5,314	$12,458
Personal lines net loss ratio	59.7%	130.0%

Net premiums earned - commercial lines	$105,401	$101,670
Losses and loss settlement expenses - commercial lines	$42,260	$64,505
Commercial lines net loss ratio	40.1%	63.4%
*Commercial lines information includes assumed reinsurance results

In the first quarter of 2007, our property and casualty insurance segment’s pre-tax income was $45.3 million, compared to pre-tax income of $11.9 million in the first quarter of 2006. Net premiums written in the first quarter of 2007 were flat compared to the first quarter of 2006. The commercial lines pricing environment continues to be competitive, with low single digit percentage decreases in premium rates during the quarter. Our underwriters utilized discretionary pricing procedures to somewhat offset the impact of these rate decreases. The personal lines pricing environment also continues to be very competitive, especially in the auto and homeowners lines of business. Rate levels for these lines during the quarter decreased by upper single digit percentages for several Midwest states. Policy retention remained strong in both our personal and commercial lines of business during the quarter.

In Louisiana we have implemented stricter property underwriting guidelines and are filing for additional premium rate increases given our recent claims experience, primarily from Hurricane Katrina. We also continued to reduce our Louisiana coastal property exposure.

Losses and loss settlement expenses decreased to $47.6 million in the first quarter of 2007 from $77.0 million in the first quarter of 2006. Accompanying the improvement in our catastrophe loss experience is the continuance of strong non-catastrophe results. Our non-catastrophe combined ratio was 69.1 percent for the first quarter of 2007, compared to 65.6 percent for the first quarter of 2006. The expense ratio was 29.7 percent for the first quarter of 2007, compared to 30.0 percent in the first quarter of 2006.

Three months ended March 31,	2007			2006
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio
Commercial lines:
Other liability	$33,028	$6,947	21.0%	$30,465	$6,871	22.6%
Fire and allied lines	30,321	19,468	64.2	29,978	38,461	128.3
Automobile	23,884	11,187	46.8	22,911	9,646	42.1
Workers’ compensation	11,201	3,651	32.6	9,775	7,192	73.6
Fidelity and surety	5,288	532	10.1	5,954	(2,458)	N/A
Miscellaneous	214	54	25.2	208	15	7.2
Total commercial lines	$103,936	$41,839	40.3%	$99,291	$59,727	60.2%
Personal lines:
Fire and allied lines	$5,189	$3,051	58.8%	$5,122	$10,340	201.9%
Automobile	3,635	1,849	50.9	4,379	1,955	44.6
Miscellaneous	80	414	517.5	83	163	N/A
Total personal lines	$8,904	$5,314	59.7%	$9,584	$12,458	130.0%
Reinsurance assumed	$1,465	$421	28.7%	$2,379	$4,778	200.8%
Total	$114,305	$47,574	41.6%	$111,254	$76,963	69.2%

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Revenues:
Net premiums written	$7,950	$8,389
Net premiums earned	$8,313	$9,369
Investment income, net of investment expense	20,187	20,535
Realized investment gains	676	1,855
Other income	100	219
Total Revenues	$29,276	$31,978

Benefits, Losses and Expenses:
Losses and loss settlement expenses	$4,303	$4,919
Increase in liability for future policy benefits	4,108	4,934
Amortization of deferred policy acquisition costs	3,168	2,455
Other underwriting expenses	2,208	1,931
Interest on policyholders’ accounts	11,229	12,881
Total Benefits, Losses and Expenses	$25,016	$27,120
Income Before Income Taxes	$4,260	$4,858

In the first quarter of 2007, our life insurance segment recorded pre-tax income of $4.3 million, compared to $4.9 million for the first quarter of 2006. The slight deterioration was the result of a combination of factors. Total revenues diminished in the first quarter of 2007 by $2.7 million to $29.3 million, primarily due to a $1.1 million decrease in net premiums earned and a $1.2 million decrease in realized investment gains. The decrease in premiums earned was due to a decrease in premium from traditional business and the continuing runoff of our credit life business, which we ceased writing in 2004. The decrease in our realized investment gains during the first quarter of 2007 is primarily attributable to a $1.2 million gain that we recognized during 2006 on a taxable exchange pursuant to a bankruptcy settlement. The decreased level of revenues was somewhat offset by a $1.7 million decrease in the provision for interest on policyholders’ accounts, which is attributable to the impact of the net decrease in our annuity levels, a $.8 million decrease in the provision for future policyholder benefits, and a $.6 million decrease in losses and loss settlement expenses.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to U.S. generally accepted accounting principles (GAAP), we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues for annuities consist of policy surrender charges and investment income earned on policyholder deposits. In the first quarter of 2007, we experienced a net cash outflow of approximately $30.6 million related to our annuity business, compared to a $27.8 million net cash outflow during the first quarter of 2006. The level of net cash outflows is representative of the challenges we have been facing in retaining our existing annuitants and attracting new annuitants with a rate of interest that is competitive in the marketplace while still allowing for an acceptable profit margin. These challenges are in large part a result of the recent interest rate environment, which has been characterized by a flat to inverted yield curve. We are closely monitoring the levels of our annuity business.

On April 1, 2007, we introduced a new universal life product that replaced our existing universal life products. This new product is intended to increase sales by addressing the evolving needs of the marketplace.

Investment Results

We recorded net investment income (before tax) of $31.4 million for the three-month period ended March 31, 2007, compared to $29.2 million for the three-month period ended March 31, 2006. Our invested assets increased from $2.13 billion at December 31, 2006 to $2.15 billion at March 31, 2007.

Net realized investment gains (before tax) for the three-month period ended March 31, 2007 totaled $2.0 million, compared to $4.1 million of net realized investment gains (before tax) for the three-month period ended March 31, 2006.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the first three months of 2007 and 2006, we recorded no investment write-downs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash flow and liquidity is derived from three sources: 1) operating activities; 2) investing activities; and 3) financing activities.

Net cash provided by our operating activities was $25.7 million for the three months ended March 31, 2007, compared to $36.6 million for the three months ended March 31, 2006. The decrease in cash provided by operating activities during the first quarter of 2007 resulted primarily from a tax refund and reinsurance recoveries received during the first quarter of 2006 related to Hurricanes Katrina and Rita. These decreases were somewhat offset by improvement in cash flows from our direct underwriting business.

We also have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $75.1 million for the three month period ended March 31, 2007 and $91.7 million for the three month period ended March 31, 2006. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims, and claim adjusting expenses.

If our operating, investment, and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At March 31, 2007, our consolidated invested assets included $39.3 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2007. We did not utilize our line of credit in the first three months of 2007, other than to secure letters of credit utilized in our reinsurance operations. As of March 31, 2007, $.2 million of the line of credit was allocated towards letters of credit we have issued as a result of our reinsurance operations.

Cash used in financing activities was $25.9 million through the first three months of 2007, compared to cash used in financing activities of $21.7 million through the first three months 2006, an increase in cash used of $4.2 million between periods. This increase is primarily due to an increase in the amount of surrenders and withdrawals experienced in our life insurance segment’s annuity portfolio during the year, which resulted in negative annuity and universal life cashflows of $22.2 million during the first three month of 2007, compared to negative annuity and universal life cashflows of $18.9 million during the first three months of 2006.

Capital Resources

At March 31, 2007 our consolidated total assets were $2.77 billion, compared to $2.78 billion at December 31, 2006. Invested assets, primarily composed of fixed maturity securities, increased $16.1 million, or 0.8 percent, from December 31, 2006. The increase in invested assets we experienced this year includes an increase of $7.6 million in unrealized appreciation since December 31, 2006. The changes in our total reported balance in invested assets are summarized in the table below.

(Dollars in Thousands)
Invested Assets at December 31, 2006	$2,133,342
Purchases	82,166
Sales	(2,957)
Calls and maturities	(72,786)
Net realized gains on investment sales	1,501
Mark to market adjustment (1)	577
Net bond premium accretion	10
Change in net unrealized appreciation	7,604
Other	6
Change in carrying value of invested assets	16,121
Invested Assets at March 31, 2007	$2,149,463

(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

The composition of our investment portfolio at March 31, 2007 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$621,610	75.3%	$1,233,302	93.1%	$1,854,912	86.3%
Equity securities	174,192	21.1	20,065	1.5	194,257	9. 0
Trading securities	11,916	1.4	—	—	11,916	0.6
Mortgage loans	3,394	0.4	23,077	1.7	26,471	1.2
Policy loans	—	—	7,723	0.6	7,723	0.4
Other long-term investments	12,858	1.7	2,000	0.2	14,858	0.7
Short-term investments	1,200	0.1	38,126	2.9	39,326	1.8

Total	$825,170	100.0%	$1,324,293	100.0%	$2,149,463	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2007, $1,815.3 million, or 97.9 percent of our fixed income security portfolio was classified as available-for-sale, compared to $1,808.2 million, or 97.6 percent, at December 31, 2006. We classify our remaining fixed maturities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

At March 31, 2007, cash and cash equivalents totaled $248.2 million compared to $255.0 million at December 31, 2006. This decrease was primarily attributable to the annuity surrenders and withdrawals encountered during the first quarter of 2007.

Our consolidated deferred policy acquisition costs decreased $2.4 million, or 1.8 percent, to $133.4 million at March 31, 2007 from December 31, 2006. Our property and casualty insurance segment’s deferred policy acquisition costs increased $1.6 million, or 2.7 percent, to $60.0 million at March 31, 2007 from December 31, 2006. Our life insurance segment’s deferred policy acquisition costs decreased $4.0 million, or 5.1 percent, to $73.4 million at March 31, 2007 from December 31, 2006. The decrease in the life insurance segment’s deferred policy acquisition costs is primarily related to universal life and annuity business, which are affected by the changes in unrealized gains and losses on certain available-for-sale securities. As a result of increases in these unrealized gains during the three-month period ended March 31, 2007, due primarily to rising interest rates, deferred policy acquisition costs decreased by $3.0 million.

Stockholders’ equity increased from $680.8 million at December 31, 2006 to $715.3 million at March 31, 2007, an increase of 5.1 percent. The increase in stockholders’ equity was attributable to net income of $34.6 million, and an increase in net unrealized appreciation, after-tax, of $3.0 million. The primary decrease to stockholders’ equity was stockholder dividends of $3.7 million. At March 31, 2007, book value was $25.87 per common share compared to $24.62 per common share at December 31, 2006.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain statutory and other financial measures enhances investor understanding of our financial performance. The statutory and other financial measures we utilize in this report include net premiums written, catastrophe losses, combined ratio and underwriting income. Statutory financial information represents information prepared in accordance with statutory accounting rules as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual, as applied in Iowa, United Fire & Casualty Company’s state of domicile.

Net premiums written: Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review. The table below sets forth a reconciliation of net premiums written to net premiums earned for the three-months ended March 31, 2007 and 2006.

(Dollars in Thousands)
First Quarter	Net Premiums Written	Net Change in Unearned Premium	Net Premiums Earned
2007	$128,292	$(5,674)	$122,618
2006	128,783	(8,160)	120,623

Catastrophe losses: A catastrophe loss is a single incident or series of closely related incidents causing severe insured losses. Catastrophes are, by their nature, unpredictable. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. The Insurance Services Office (ISO), a supplier of property and casualty statistical data, defines as catastrophes those events that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We use this definition, but we also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. For the quarter ended March 31, 2007, we reported no losses from non-ISO catastrophes, compared to $.5 million for the quarter ended March 31, 2006. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

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

There have been no material changes in our market risk or market risk factors from that reported in our annual report on Form 10-K for the year ended December 31, 2006.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2006 annual report on Form 10-K filed with the SEC on March 1, 2007, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned documents are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

The risk factors have not materially changed during the first quarter of 2007, from those disclosed in the Form 10-K for the year ended December 31, 2006 which was filed on March 1, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
3.1

Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 4, 2002, SEC File Number 333-83446)

3.2

First Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 of Amendment No. 3 to our Form S-3 Registration Statement filed with the Securities and Exchange Commission as of May 3, 2002, SEC File Number 333-83446)

3.3

Second Amendment to the Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of United Fire & Casualty Company’s Form 10-Q, Commission File Number 2-39621, filed with the Commission on July 29, 2005, SEC File Number 002-39621)

3.4	By-Laws of United Fire & Casualty Company, as amended, incorporated by reference to the Registrant’s Form 10-K Annual Report, filed with the Commission on March 1, 2007.
10.1

United Fire & Casualty Company Nonqualified Employee Stock Option Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on September 9, 1998, SEC File Number 333-63103

10.2

United Fire & Casualty Company Employee Stock Purchase Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on December 22, 1997, SEC File Number 333-42895

10.3	United-Lafayette 401(k) Profit Sharing Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on July 15, 2003, SEC File Number 333-107041
10.4

United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan, incorporated by reference from Registrant’s Form S-8 Registration Statement, filed with the Commission on November 23, 2005, SEC File Number 333-129923

11

Statement Re Computation of Per Share Earnings; All information required by Exhibit 11 is presented within Note 5 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128.

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
April 27, 2007
(Date)
/s/ John A. Rife
John A. Rife President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer