Form 10-Q
period 2007-06-30
UNITED FIRE & CASUALTY CO
filed 2007-07-27
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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

As of July 23, 2007, 27,662,498 shares of common stock were outstanding.

INDEX

United Fire & Casualty Company and Subsidiaries

Page
Forward-Looking Information	2

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income (unaudited) for the three and six months ended
June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) for the six months ended
June 30, 2007 and 2006	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22
Part II. Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	25

Certification Pursuant to Section 302 - Chief Executive Officer
Certification Pursuant to Section 302 - Chief Financial Officer
Certification Pursuant to Section 906 - Chief Executive Officer
Certification Pursuant to Section 906 - Chief Financial Officer

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $30,637 in 2007 and $45,715 in 2006)	$30,085	$44,663
Available-for-sale, at fair value (amortized cost $1,814,178 in 2007 and $1,787,880 in 2006)	1,812,367	1,808,228
Equity securities, at fair value (cost $62,705 in 2007 and $65,685 in 2006)	193,527	193,207
Trading securities, at fair value (amortized cost $11,672 in 2007 and $10,227 in 2006)	14,271	11,577
Mortgage loans	19,512	27,789
Policy loans	7,679	7,833
Other long-term investments	14,661	11,777
Short-term investments	55,096	28,268
	$2,147,198	$2,133,342

Cash and Cash Equivalents	$209,669	$255,045
Accrued Investment Income	28,064	28,383
Premiums Receivable	144,154	126,689
Deferred Policy Acquisition Costs	145,942	135,761
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $29,011 in 2007 and $27,320 in 2006)	11,798	12,663
Reinsurance Receivables and Recoverables	48,905	53,543
Prepaid Reinsurance Premiums	2,793	5,578
Income Taxes Receivable	5,649	10,355
Other Assets	16,308	14,708
TOTAL ASSETS	$2,760,480	$2,776,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$485,926	$518,886
Life insurance	1,198,869	1,233,342
Unearned premiums	244,670	231,377
Accrued expenses and other liabilities	56,880	67,690
Deferred income taxes	40,511	43,964
TOTAL LIABILITIES	$2,026,856	$2,095,259
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,662,498 shares issued and outstanding in 2007 and 27,648,993 shares issued and outstanding in 2006	$92,208	$92,163
Additional paid-in capital	162,579	161,533
Retained earnings	402,156	343,761
Accumulated other comprehensive income, net of tax	76,681	83,351
TOTAL STOCKHOLDERS’ EQUITY	$733,624	$680,808
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,760,480	$2,776,067

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

United Fire & Casualty Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except Per Share Data)	2007	2006	2007	2006

Revenues
Net premiums earned	$125,939	$122,653	$248,557	$243,276
Investment income, net of investment expenses	30,872	30,293	62,252	59,469
Realized investment gains	1,500	3,815	3,494	7,939
Other income	139	126	247	345
	$158,450	$156,887	$314,550	$311,029

Benefits, Losses and Expenses
Losses and loss settlement expenses	$60,168	$70,632	$112,045	$152,514
Increase in liability for future policy benefits	2,888	4,285	6,996	9,219
Amortization of deferred policy acquisition costs	33,687	30,255	66,621	60,535
Other underwriting expenses	5,731	6,583	12,158	14,011
Interest on policyholders’ accounts	10,797	12,591	22,026	25,472
	$113,271	$124,346	$219,846	$261,751
Income before income taxes	$45,179	$32,541	$94,704	$49,278
Federal income tax expense	13,927	9,599	28,842	12,885
Net income	$31,252	$22,942	$65,862	$36,393
Weighted average common shares outstanding	27,657,420	25,595,954	27,654,419	24,602,914
Basic earnings per common share	$1.13	$0.90	$2.38	$1.48
Diluted earnings per common share	$1.13	$0.89	$2.38	$1.48
Cash dividends declared per common share	$0.135	$0.12	$0.27	$0.24

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$65,862	$36,393
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond (discount) premium accretion	$(265)	$1,302
Depreciation and amortization	1,752	1,941
Stock-based compensation expense	748	539
Realized investment gains	(3,494)	(4,537)
Gain on sale of subsidiary	-	(3,402)
Net cash flows from trading investments	(1,546)	(5,061)
Deferred income tax expense	686	4,394
Changes in:
Accrued investment income	319	3,240
Premiums receivable	(17,465)	(26,679)
Deferred policy acquisition costs	(2,121)	(5,390)
Reinsurance receivables	4,638	65,628
Prepaid reinsurance premiums	2,785	(1,431)
Income taxes receivable/payable	4,706	32,873
Other assets	(1,600)	(1,401)
Future policy benefits and losses, claims and loss settlement expenses	(28,533)	(82,440)
Unearned premiums	13,293	24,238
Accrued expenses and other liabilities	(10,217)	8,942
Deferred income taxes	(548)	(1,095)
Other, net	397	(27)
Total adjustments	$(36,465)	$11,634
Net cash provided by operating activities	$29,397	$48,027
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$2,846	$754
Proceeds from call and maturity of held-to-maturity investments	14,758	16,543
Proceeds from call and maturity of available-for-sale investments	144,564	112,612
Proceeds from short-term and other investments	36,909	20,627
Net proceeds from sale of subsidiary	-	7,767
Purchase of available-for-sale investments	(168,322)	(134,853)
Purchase of short-term and other investments	(58,648)	(37,714)
Net purchases and sales of property and equipment	(856)	(1,532)
Net cash used in investing activities	$(28,749)	$(15,796)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$95,312	$86,279
Withdrawals from investment and universal life contracts	(134,212)	(126,402)
Payment of cash dividends	(7,467)	(6,148)
Issuance of common stock	266	107,552
Tax benefit from issuance of common stock	77	56
Net cash (used in) provided by financing activities	$(46,024)	$61,337
Net Change in Cash and Cash Equivalents	$(45,376)	$93,568
Cash and Cash Equivalents at Beginning of Period	255,045	162,791
Cash and Cash Equivalents at End of Period	$209,669	$256,359

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

Note 1.	Nature of Operations and Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006. The review report of Ernst & Young LLP as of and for the three-month and six-month periods ending June 30, 2007 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying Consolidated Financial Statements in conformity with GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include investments, deferred policy acquisition costs, and future policy benefits and losses, claims and loss settlement expenses.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of six months or less. We made payments for income taxes of $31.7 million for the six-month period ended June 30, 2007, compared to $4.5 million for the six-month period ended June 30, 2006. We received tax refunds totaling $7.8 million for the six-month period ended June 30, 2007, due primarily to an operating loss carryback. We made no significant payments of interest for the six-month periods ended June 30, 2007 and 2006, other than interest credited to policyholders’ accounts.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses. The table below displays our comprehensive income for the six months ended June 30, 2007 and 2006.

(Dollars in thousands)	Six months ended June 30,
	2007	2006
Net income	$65,862	$36,393

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	(7,359)	(10,785)
Adjustment for net realized gains included in income	(3,494)	(7,939)
Adjustment for costs included in employee benefit expense	593	-
Other comprehensive income (loss) , before tax	(10,260)	(18,724)
Income tax effect	3,590	6,554
Other comprehensive income (loss), after tax	(6,670)	(12,170)

Comprehensive income	$59,192	$24,223

Income Taxes

In the first six months of 2007, our effective federal income tax rate was 30.5 percent, compared to 26.1 percent for the first six months of 2006. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

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

Contingent Liabilities

In the aftermath of Hurricane Katrina, United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, as well as many other insurers in the Louisiana market have been named as defendants in litigation commenced by policyholders. Some of these policyholders are seeking relief in their own right; other suits have been filed seeking class certification. These suits allege various improprieties in the claims settlement process. The class action litigation is in the early stages and we can not at this time make a determination as to the ultimate outcome or effect of this litigation on our financial position or operating results. While we believe we have handled the claims of our policyholders consistent with the policy language and the applicable law, the litigation environment for insurers involved in hurricane litigation in Louisiana courts is not favorable to insurers. Several recent court rulings in Louisiana and neighboring states were adverse to insurers and have received considerable publicity. These developments present challenges to all insurers involved in hurricane litigation. We maintain that because we were not a party to the litigation that resulted in unfavorable rulings, those court rulings should not directly impact us. Also, we believe that some of the rulings should and will be corrected in the appellate courts. However, the litigation seeking class relief, and the number of potential members of any class certified, could potentially create a material obligation for us. We have resolved approximately one-quarter of the lawsuits filed against us by individual policyholders.

We have established reserves for all claims in litigation commensurate with our evaluation of the potential outcome of those claims. We believe that, in the aggregate, these reserves should be adequate. However, the wave of litigation that we and other insurers face is unprecedented, so it is difficult to accurately predict an outcome.  Additionally, many of the persons who will be involved in the determination of factual and legal issues were themselves affected by Hurricane Katrina, complicating the defense of these claims. Our evaluation of these claims and the adequacy of our recorded reserves may change if we encounter adverse developments in the further defense of these claims.

We consider all of our other litigation pending at June 30, 2007, to be ordinary, routine, and incidental to our business.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine whether it will have any impact on our Consolidated Financial Statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance on fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 157 to determine its impact on our Consolidated Financial Statements upon adoption.

Note 2.	Stock-Based Compensation

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees, with 300,008 available for future issuance at June 30, 2007. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of not less than 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments accumulate and are exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

The activity in our nonqualified employee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Six Months Ended June 30, 2007	Inception to Date
Beginning balance	486,908	1,000,000
Number of options granted	(192,500)	(727,792)
Number of options forfeited	5,600	27,800
Ending balance	300,008	300,008

Number of options exercised	12,600	142,042

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 120,003 available for future issuance at June 30, 2007. The board has the authority to determine which nonemployee directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our nonqualified nonemployee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Six Months Ended June 30, 2007	Inception to Date
Beginning balance	114,000	150,000
Number of options granted	—	(36,000)
Number of options forfeited	6,003	6,003
Ending balance	120,003	120,003

Number of options exercised	—	—

For the six-month periods ended June 30, 2007 and 2006, we recognized stock-based compensation expense of $.7 million. As of June 30, 2007, we have approximately $5.1 million in stock-based compensation that has yet to be recognized through our results of operations. This compensation will be recognized through our financial results as the underlying stock options vest.

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

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Pension costs	$640	$698	$1,279	$1,279

Other postretirement benefit costs	365	394	731	731

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $4.0 million to our pension plan in 2007. We do not anticipate that the total contribution in 2007 will vary significantly from the expected contribution. For the six-month period ended June 30, 2007, we have contributed $1.4 million to the pension plan.

Note 4.	Segment Information

We have two reportable business segments in our operations: property and casualty insurance and life insurance. All of our property and casualty offices target a similar customer base, market the same products, and use the same marketing strategies, and are therefore aggregated. All of our insurance is sold domestically; we have no revenues allocable to foreign operations. Our management evaluates the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit have not changed from that reported in our annual report on Form 10-K for the year ended December 31, 2006.

The following analysis has been reconciled to amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2007
Net premiums earned	$232,481	$16,182	$248,663
Investment income, net of investment expenses	22,411	39,864	62,275
Realized investment gains	2,468	1,028	3,496
Other income	13	234	247
Revenues	257,373	57,308	314,681
Intersegment Eliminations	(69)	(62)	(131)
Total Revenues	$257,304	$57,246	$314,550
Net Income	$60,025	$5,837	$65,862
Assets	$1,309,535	$1,450,945	$2,760,480

Six Months Ended June 30, 2006
Net premiums earned	$225,142	$18,256	$243,398
Investment income, net of investment expenses	18,537	40,934	59,471
Realized investment gains	6,260	1,681	7,941
Other income	—	345	345
Revenues	249,939	61,216	311,155
Intersegment Eliminations	(67)	(59)	(126)
Total Revenues	$249,872	$61,157	$311,029
Net Income	$30,393	$6,000	$36,393
Assets	$1,263,982	$1,491,535	$2,755,517

Note 5.	Earnings Per Common Share

We compute basic common earnings per common share by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options.

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

The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$31,252	$22,942	$65,862	$36,393
Weighted-average common shares outstanding	27,657	25,596	27,654	24,603
Basic earnings per common share	$1.13	$0.90	$2.38	$1.48

Net income	$31,252	$22,942	$65,862	$36,393
Weighted-average common shares outstanding	27,657	25,596	27,654	24,603
Potentially dilutive common shares - stock options (1)	78	171	77	63
Weighted-average common and potential shares outstanding	27,735	25,767	27,731	24,666
Diluted earnings per common share	$1.13	$0.89	$2.38	$1.48
(1)

For the three-month periods ended June 30, 2007 and 2006, we had 141,250 and 145,000 anti-dilutive options outstanding, respectively, which were excluded from the computation of diluted earnings per share. For the six-month periods ended June 30, 2007 and 2006, we had 141,250 and 127,000 anti-dilutive options outstanding, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2007, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

July 27, 2007

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
• Liquidity and Capital Resources
o Liquidity
o Capital Resources
• Statutory and Other Financial Measures

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about our operations, anticipated performance, and other similar matters. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts, and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among other factors that could cause our actual outcomes and results to differ are:

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
• Our relationship with our reinsurers.

These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), our forward-looking statements speak only as of the date of this report or as of the date they were made and we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OVERVIEW AND OUTLOOK

Our Business

We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums are written in Iowa, Texas, Colorado, Louisiana and Illinois. More than three-fourths of our life insurance premiums are written in Iowa, Minnesota, Wisconsin, Nebraska and Illinois. Within our property and casualty insurance segment, our primary focus is on our core commercial lines business. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

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

Financial Overview

Our underwriting and overall financial results were better in the second quarter of 2007 than in the second quarter of 2006, due primarily to a reduction in catastrophe losses incurred, net of reinsurance of $12.9 million. In the insurance business, we typically expect the second and third quarters to have higher catastrophe losses with the arrival of spring and summer storm seasons throughout the country. We are encouraged to have one of these quarters behind us – with a strong combined ratio of 76.1 percent. For the remainder of the year, we will continue to carefully monitor our claims frequency, which is up slightly from the prior year.

The property and casualty insurance market continues to soften, with rate decreases in both commercial and personal lines of business. Although this has made production increases difficult, our new business growth is still in line with our goals, which we feel is significant considering our planned reduction of coastal exposures in Louisiana and our more restrictive underwriting guidelines in catastrophe-prone areas. We have also been successful in retaining high-quality personal and commercial accounts, creating a solid core book of business. In June, we experienced increased rate pressure on our larger commercial accounts, and we are examining this pricing situation carefully to determine whether or not a trend is developing. Despite the challenges we face in the marketplace, we believe we’re still writing our share of profitable new business, especially commercial lines accounts, which make up 93.1 percent of our business.

Annuities continue to be the major part of our life insurance business. In the second quarter of 2007, we experienced a net outflow of funds of $55.5 million, but the dollar amount of that outflow has trended downward in each of the last four months. We have taken actions to continue to offer competitive annuity products to our customers, and we are hopeful that this trend will continue.

On April 1, we began offering a new universal life product, Uni-3, in most of our licensed states. To date, we are pleased with the reception this product is receiving in the market.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousand)	2007	2006	%	2007	2006	%

Revenues
Net premiums earned	$125,939	$122,653	2.7%	$248,557	$243,276	2.2%
Investment income, net of investment expenses	30,872	30,293	1.9%	62,252	59,469	4.7%
Realized investment gains	1,500	3,815	-60.7%	3,494	7,939	-56.0%
Other income	139	126	10.3%	247	345	-28.4%
	$158,450	$156,887	1.0%	$314,550	$311,029	1.1%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$60,168	$70,632	-14.8%	$112,045	$152,514	-26.5%
Increase in liability for future policy benefits	2,888	4,285	-32.6%	6,996	9,219	-24.1%
Amortization of deferred policy acquisition costs	33,687	30,255	11.3%	66,621	60,535	10.1%
Other underwriting expenses	5,731	6,583	-12.9%	12,158	14,011	-13.2%
Interest on policyholders’ accounts	10,797	12,591	-14.2%	22,026	25,472	-13.5%
	$113,271	$124,346	-8.9%	$219,846	$261,751	-16.0%
Income before income taxes	$45,179	$32,541	38.8%	$94,704	$49,278	92.2%
Federal income tax expense	13,927	9,599	45.1%	28,842	12,885	123.8%
Net Income	$31,252	$22,942	36.2%	$65,862	$36,393	81.0%

Our results for the first six months of 2007 significantly improved over the first six months of 2006. Losses and loss settlement expenses decreased by 26.5 percent, which is primarily attributable to the impact that catastrophe losses had on our company in the prior year. Catastrophe losses, net of reinsurance, for the six-months ended June 30, 2006 totaled $53.4 million and included unfavorable loss development on Hurricane Katrina claims of $37.4 million. Comparatively, catastrophe losses, net of reinsurance, for the six-months ended June 30, 2007 totaled $5.6 million, of which $1.7 million related to Hurricane Katrina. The decrease in realized investment gains during the first six months of 2007 is primarily due to the gain on the sale of American Indemnity Company of $3.4 million and a gain on a taxable exchange pursuant to a bankruptcy settlement of $1.2 million, which were both recognized during the first six months of 2006.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Net premiums written (1)	$128,913	$129,215	$249,255	$249,609
Net premiums earned	$118,176	$113,888	$232,481	$225,142
Losses and loss settlement expenses	(55,593)	(67,525)	(103,167)	(144,488)
Amortization of deferred policy acquisition costs	(30,589)	(27,678)	(60,355)	(55,503)
Other underwriting expenses	(3,856)	(4,360)	(8,075)	(9,857)
Underwriting income	$28,138	$14,325	$60,884	$15,294

Investment income, net of underwriting expenses	$11,150	$9,831	$22,343	$18,472
Realized investment gains	1,149	3,989	2,467	6,258
Other income	5	—	13	—
Income before income taxes	$40,442	$28,145	$85,707	$40,024

GAAP Ratios:
Net loss ratio	47.0%	59.3%	44.4%	64.2%
Expense ratio	29.1%	28.1%	29.4%	29.0%
Combined ratio	76.1%	87.4%	73.8%	93.2%
Combined ratio (without catastrophes)	73.4%	73.3%	71.4%	69.5%

1. Please refer to the Non-GAAP Financial measures section of this report for further explanation of this measure.

2. Commercial lines information includes assumed reinsurance results.

In the second quarter of 2007, our property and casualty insurance segment’s pre-tax income was $40.4 million, compared to pre-tax income of $28.1 million in the second quarter of 2006. The improvement in our results is primarily attributable to the reduction in pre-tax catastrophe losses incurred, net of reinsurance, which totaled $3.2 million and $16.1 million for the respective periods.

Losses and loss settlement expenses decreased to $55.6 million in the second quarter of 2007 from $67.5 million in the second quarter of 2006. Accompanying the improvement in our catastrophe loss experience is the continuance of strong non-catastrophe results. Our non-catastrophe combined ratio was 73.4 percent for the second quarter of 2007, compared to 73.3 percent for the second quarter of 2006. The expense ratio was 29.1 percent for the second quarter of 2007, compared to 28.1 percent in the second quarter of 2006.

Six months ended June 30,	2007			2006
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio
Commercial lines:
Other liability	$67,563	$17,907	26.5%	$62,997	$18,634	29.6%
Fire and allied lines	59,878	33,892	56.6	60,541	60,064	99.2
Automobile	48,439	28,405	58.6	46,403	23,123	49.8
Workers’ compensation	23,668	9,576	40.5	20,479	13,189	64.4
Fidelity and surety	9,857	404	4.1	10,290	3,380	32.8
Miscellaneous	432	111	25.7	421	(4)	N/A
Total commercial lines	$209,837	$90,295	43.0%	$201,131	$118,386	58.9%
Personal lines:
Fire and allied lines	$10,459	$6,676	63.8%	$10,172	$14,313	140.7%
Automobile	7,140	4,117	57.7	8,547	5,188	60.7
Miscellaneous	158	319	N/A	166	477	N/A
Total personal lines	$17,757	$11,112	62.6%	$18,885	$19,978	105.8%
Reinsurance assumed	$4,887	$1,760	36.0%	$5,126	$6,124	119.5%
Total	$232,481	$103,167	44.4%	$225,142	$144,488	64.2%

The commercial lines pricing environment continues to be competitive, with an average of upper-single-digit to low-double-digit decreases in premium during the quarter. The personal lines pricing environment also continues to be very competitive both in the auto and homeowners lines of business. Rate levels for these lines during the quarter decreased by upper-single-digits for several Midwest states. Policy retention remained strong in both our personal and commercial lines of business during the quarter.

In Louisiana, we implemented stricter property underwriting guidelines and mid-double-digit rate increases in both the homeowners and commercial property lines. We continued to reduce our Louisiana coastal property exposure.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues
Net premiums written (1)	$7,431	$8,085	$15,381	$16,474
Net premiums earned	$7,763	$8,765	$16,076	$18,134
Investment income, net of investment expenses	19,722	20,462	39,909	40,997
Realized investment gains (losses)	351	(174)	1,027	1,681
Other income	134	126	234	345
Total Revenues	$27,970	$29,179	$57,246	$61,157

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,575	$3,107	$8,878	$8,026
Increase in liability for future policy benefits	2,888	4,285	6,996	9,219
Amortization of deferred policy acquisition costs	3,098	2,577	6,266	5,032
Other underwriting expenses	1,875	2,223	4,083	4,154
Interest on policyholders’ accounts	10,797	12,591	22,026	25,472
Total Benefits, Losses and Expenses	$23,233	$24,783	$48,249	$51,903

Income Before Income Taxes	$4,737	$4,396	$8,997	$9,254

(1) Please refer to the Non-GAAP Financial measures section of this report for further explanation of this measure.

In the second quarter of 2007, our life insurance segment recorded pre-tax income of $4.7 million, compared to $4.4 million for the second quarter of 2006. The slight improvement was the result of a combination of factors.

Net premiums earned decreased by $1.0 million in the second quarter of 2007. The decrease in net premiums earned was due to a reduction in the sale of single premium whole life insurance and the continuing runoff of our credit life business, which we ceased writing in 2004. The reduction in single premium whole life insurance reflects our increased marketing efforts towards the sale of our annuity products. Our single premium whole life product remains competitive and we anticipate that we will focus our efforts on increasing the sales of this product in the future.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to U.S. generally accepted accounting principles (GAAP), we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues from annuities consist of policy surrender charges and investment income earned on policyholder deposits.

Investment income decreased $.7 million in the second quarter of 2007 due to a decreased level of invested assets. The unusual yield curve that has existed over the past few years has contributed to increasing annuity withdrawals, which has resulted in a decreased level of invested assets and lower investment income.

Losses and loss settlement expenses increased $1.5 million for the second quarter of 2007 due primarily to an increase in death and accident and health benefits.

Increase in liability for future policy benefits decreased $1.4 million due to a decrease in the sale of single premium whole life insurance during the second quarter of 2007 as compared to the first quarter of 2006.

Amortization of deferred policy acquisition costs increased in the quarter and year to date. The 2007 amortization was impacted by the acceleration of withdrawals that has occurred over the past few years.

The provision for interest on policyholders’ accounts decreased $1.8 million in the second quarter of 2007 as compared to the second quarter of 2006, which is attributable to the increased volume of annuity withdrawals experienced recently. These increased withdrawals caused less interest to be owed on policyholders’ accounts. Additionally, the provision for future policyholder benefits decreased $1.4 million, which is due to a decrease in the sale of single premium whole life insurance during the second quarter of 2007 as compared to the second quarter of 2006.

In the second quarter of 2007, we experienced a net cash outflow of $24.9 million related to our annuity business, compared to a $31.0 million net cash outflow during the second quarter of 2006. For the first six months of 2007, we experienced a net cash outflow of $55.5 million related to our annuity business, compared to a $58.9 million net cash outflow for the first six months of 2006. The level of net cash outflows is representative of the challenges we have been facing in retaining our existing annuitants and attracting new annuitants with a rate of interest that is competitive in the marketplace while still allowing for an acceptable profit margin. These challenges are in large part a result of the recent interest rate environment, which has been characterized by a flat to inverted yield curve.

Investment Results

We recorded net investment income (before tax) of $62.3 million for the six-month period ended June 30, 2007, compared to $59.5 million for the six-month period ended June 30, 2006.

Net realized investment gains (before tax) for the six-month period ended June 30, 2007 totaled $3.5 million, compared to $7.9 million of net realized investment gains (before tax) for the six-month period ended June 30, 2006. The decrease during the first six months of 2007 as compared to the first six months of 2006 was due primarily the gain on the sale of American Indemnity Company and a large gain on a taxable exchange pursuant to a bankruptcy settlement, which were both recognized during the first six months of 2006.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the first six months of 2007 we had investment write-downs of $.1 million, compared to $.2 million during the first six months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash flow and liquidity is derived from three sources: 1) operating activities; 2) investing activities; and 3) financing activities.

Cash Flow Summary	Six Months Ended June 30,
(Dollars in Thousands)	2007	2006
Cash provided by (used in):
Operating activities	$29,397	$48,027
Investing activities	(28,749)	(15,796)
Financing activities	(46,024)	61,337
Net increase (decrease) in cash and cash equivalents	$(45,376)	$93,568

The decrease in cash provided by operating activities during the second quarter of 2007 reflects the tax refund and reinsurance recoveries received during the second quarter of 2006 related to Hurricanes Katrina and Rita. We have experienced improvement in cash flows from our direct underwriting business.

We have significant cash flows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $199.1 million for the six month period ended June 30, 2007 and $150.5 million for the six month period ended June 30, 2006. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims, and claim adjusting expenses.

If our operating, investment, and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At June 30, 2007, our consolidated invested assets included $55.1 million of short-term investments, which consist primarily of fixed maturities that mature within a year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2008. We did not utilize our line of credit in the first six months of 2007, other than to secure letters of credit utilized in our reinsurance operations. As of June 30, 2007, $.2 million of the line of credit was allocated for that purpose.

The decrease in cash used in financing activities is primarily due to an increase in the amount of surrenders and withdrawals experienced in our life insurance segment’s annuity portfolio during the year, which resulted in negative annuity and universal life cashflows of $38.9 million during the first six month of 2007, compared to negative annuity and universal life cashflows of $40.1 million during the first six months of 2006. In addition, in the first six months of 2006, we had proceeds (net of underwriting expenses) of $107.0 million due to the completion of our common stock offering.

Capital Resources

At June 30, 2007 our consolidated total assets were $2.76 billion, compared to $2.78 billion at December 31, 2006. Invested assets, primarily composed of fixed maturity securities, increased $13.9 million, or 0.7 percent, from December 31, 2006. The increase in invested assets we experienced this year includes an increase of $29.4 million in purchases exceeding sales, calls and maturities since December 31, 2006. The changes in our total reported balance in invested assets are summarized in the table below.

(Dollars in Thousands)
Invested Assets at December 31, 2006	$2,133,342
Purchases	229,173
Sales	(3,001)
Calls and maturities	(196,734)
Net realized gains on investment sales	2,246
Mark to market adjustment (1)	809
Net bond premium accretion	267
Change in net unrealized appreciation	(18,913)
Other	9
Change in carrying value of invested assets	13,856
Invested Assets at June 30, 2007	$2,147,198

(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

The composition of our investment portfolio at June 30, 2007 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$652,109	76.5%	$1,190,343	91.8%	$1,842,452	85.7%
Equity securities	171,855	20.2	21,672	1.7	193,527	9.0
Trading securities	14,271	1.7	—	—	14,271	0.7
Mortgage loans	—	—	19,512	1.5	19,512	0.9
Policy loans	—	—	7,679	0.6	7,679	0.4
Other long-term investments	12,661	1.5	2,000	0.2	14,661	0.7
Short-term investments	1,200	0.1	53,896	4.2	55,096	2.6

Total	$852,096	100.0%	$1,295,102	100.0%	$2,147,198	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2007, $1,812.4 million, or 98.4 percent of our fixed income security portfolio was classified as available-for-sale, compared to $1,808.2 million, or 97.6 percent, at December 31, 2006. We classify our remaining fixed maturities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

At June 30, 2007, cash and cash equivalents totaled $209.7 million compared to $255.0 million at December 31, 2006. This decrease was primarily attributable to the annuity surrenders and withdrawals encountered during the second quarter of 2007.

Six-month periods ended June 30, 2007
(Dollars in Thousands)	Property & Casualty	Life Insurance	Total
Beginning deferred acquisition costs	$58,349	$77,412	$135,761
Current deferred costs	64,450	4,292	68,742
Current amortization	(60,355)	(6,266)	(66,621)
Ending unamortized deferred acquisition costs	$62,444	$75,438	$137,882
Change in shadow deferred acquisition costs	N/A	8,060	8,060
Recorded deferred acquisition costs	$62,444	$83,498	$145,942

Our consolidated deferred policy acquisition costs increased $10.2 million, or 7.5 percent, to $145.9 million at June 30, 2007 from December 31, 2006. Our property and casualty insurance segment’s deferred policy acquisition costs increased $4.1 million, or 7.0 percent, to $62.4 million at June 30, 2007 from December 31, 2006. Our life insurance segment’s deferred policy acquisition costs increased $6.1 million, or 7.9 percent, to $83.5 million at June 30, 2007 from December 31, 2006. The life insurance segment’s deferred policy acquisition costs is primarily related to universal life and annuity business, which are affected by the changes in unrealized gains and losses on certain available-for-sale securities. As a result of decreases in these unrealized gains during the six-month period ended June 30, 2007, due primarily to rising interest rates, deferred policy acquisition costs increased by $8.1 million.

Stockholders’ equity increased from $680.8 million at December 31, 2006 to $733.6 million at June 30, 2007, an increase of 7.8 percent. The primary increase in stockholders’ equity was attributable to net income of $65.9 million. The primary decreases to stockholders’ equity were stockholder dividends of $7.5 million and the change in unrealized appreciation of $7.1 million. At June 30, 2007, book value was $26.52 per common share compared to $24.62 per common share at December 31, 2006.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following non-GAAP financial measures are utilized in this report:

Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium. We evaluate net premiums written as a measure of business production for the period under review. The table below sets forth a reconciliation of net premiums written to net premiums earned for the three- and six-month periods ended June 30, 2007 and 2006.

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net premiums written	$136,344	$137,300	$264,636	$266,083
Net change in unearned premium	(10,405)	(14,647)	(16,079)	(22,807)
Net premiums earned	$125,939	$122,653	$248,557	$243,276

Catastrophe losses utilize the designations of the Insurance Services Office (“ISO”) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is a single unpredictable incident or series of closely related incidents causing severe insured losses, that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses.

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Pre-tax, net of reinsurance:	2007	2006	2007	2006
Non-ISO catastrophes	$295	$115	$295	$650
ISO catastrophes	2,886	15,939	5,352	52,760

Combined ratio: The combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the net loss and net loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned.

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

Active management of market risk is integral to our operations. Our investment guidelines define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product, and regulatory requirements. We respond to market risk by rebalancing our existing asset portfolio and by managing the character of future investment purchases.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2006 annual report on Form 10-K filed with the SEC on March 1, 2007, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned documents are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

The risk factors have not materially changed during the second quarter of 2007, from those disclosed in the Form 10-K for the year ended December 31, 2006 which was filed on March 1, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At United Fire’s Annual Stockholders’ Meeting on May 16, 2007, the following proposal was adopted by the margins indicated.

Proposal 1: Election of four Class B directors for a term of three years or until such time as their respective successors have been elected or appointed and election of one Class A director to serve the remainder of Byron Riley’s unexpired term expiring in 2008.

Proposal 1:		Number of Shares
		Voted For	Abstaining
Douglas M. Hultquist	Class A Director	23,174,262	1,828,486
James A. Leach	Class B Director	24,880,366	122,382
Mary K. Quass	Class B Director	23,074,959	1,927,789
John A. Rife	Class B Director	23,586,611	1,416,137
Kyle D. Skogman	Class B Director	22,726,325	2,276,423

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Description of employment arrangement between United Fire & Casualty Company and Randy A. Ramlo*	X
10.2	United Fire & Casualty Annual Incentive Plan*	X
11

Statement Re Computation of Per Share Earnings.
All information required by Exhibit 11 is presented within Note 5 of the Notes to Unaudited
Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128.

X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X

*Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)
July 27, 2007
(Date)
/s/ Randy A. Ramlo
Randy A. Ramlo President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer