Form 10-Q
period 2007-09-30
UNITED FIRE & CASUALTY CO
filed 2007-10-25
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

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

As of October 22, 2007, 27,413,764 shares of common stock were outstanding.

INDEX

United Fire & Casualty Company and Subsidiaries

Page
Forward-Looking Information	2

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income (unaudited) for the three and nine months ended
September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
September 30, 2007 and 2006	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23
Part II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $29,340 in 2007 and $45,715 in 2006)	$28,688	$44,663
Available-for-sale, at fair value (amortized cost $1,861,718 in 2007 and $1,787,880 in 2006)	1,877,138	1,808,228
Equity securities, at fair value (cost $62,526 in 2007 and $65,685 in 2006)	191,596	193,207
Trading securities, at fair value (amortized cost $9,921 in 2007 and $10,227 in 2006)	10,998	11,577
Mortgage loans	19,339	27,789
Policy loans	7,622	7,833
Other long-term investments	14,739	11,777
Short-term investments	43,146	28,268
	$2,193,266	$2,133,342

Cash and Cash Equivalents	$182,640	$255,045
Accrued Investment Income	29,021	28,383
Premiums Receivable	136,952	126,689
Deferred Policy Acquisition Costs	140,530	135,761
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $29,799 in 2007 and $27,320 in 2006)	11,423	12,663
Reinsurance Receivables and Recoverables	44,166	53,543
Prepaid Reinsurance Premiums	2,588	5,578
Income Taxes Receivable	10,930	10,355
Other Assets	18,065	14,708
TOTAL ASSETS	$2,769,581	$2,776,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$491,212	$518,886
Life insurance	1,192,441	1,233,342
Unearned premiums	237,005	231,377
Accrued expenses and other liabilities	56,612	67,690
Deferred income taxes	43,110	43,964
TOTAL LIABILITIES	$2,020,380	$2,095,259
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,474,748 shares issued and outstanding in 2007 and 27,648,993 shares issued and outstanding in 2006	$91,582	$92,163
Additional paid-in capital	156,919	161,533
Retained earnings	417,491	343,761
Accumulated other comprehensive income, net of tax	83,209	83,351
TOTAL STOCKHOLDERS’ EQUITY	$749,201	$680,808
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,769,581	$2,776,067

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

United Fire & Casualty Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2007	2006	2007	2006

Revenues
Net premiums earned	$126,988	$126,849	$375,545	$370,125
Investment income, net of investment expenses	30,117	30,896	92,369	90,365
Realized investment gains	871	301	4,365	8,240
Other income	243	131	490	476
	$158,219	$158,177	$472,769	$469,206

Benefits, Losses and Expenses
Losses and loss settlement expenses	$78,450	$71,346	$190,495	$223,860
Increase in liability for future policy benefits	3,472	4,367	10,468	13,586
Amortization of deferred policy acquisition costs	33,668	31,910	100,289	92,445
Other underwriting expenses	5,514	5,484	17,672	19,495
Interest on policyholders’ accounts	10,645	12,082	32,671	37,554
	$131,749	$125,189	$351,595	$386,940
Income before income taxes	$26,470	$32,988	$121,174	$82,266
Federal income tax expense	7,399	10,562	36,241	23,447
Net income	$19,071	$22,426	$84,933	$58,819
Weighted average common shares outstanding	27,629,595	27,633,153	27,646,220	25,624,094
Basic earnings per common share	$0.69	$0.81	$3.07	$2.30
Diluted earnings per common share	$0.69	$0.81	$3.06	$2.29
Cash dividends declared per common share	$0.135	$0.12	$0.405	$0.36

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$84,933	$58,819
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond (discount) premium accretion	$(261)	$1,482
Depreciation and amortization	2,664	2,721
Stock-based compensation expense	1,077	834
Realized investment gains	(4,365)	(8,240)
Net cash flows from trading investments	2,066	(4,663)
Deferred income tax expense	113	4,618
Changes in:
Accrued investment income	(638)	1,770
Premiums receivable	(10,263)	(21,649)
Deferred policy acquisition costs	(2,531)	(4,679)
Reinsurance receivables	9,377	65,723
Prepaid reinsurance premiums	2,990	(3,047)
Income taxes receivable/payable	(575)	33,970
Other assets	(3,357)	(2,014)
Future policy benefits and losses, claims and loss settlement expenses	(18,912)	(77,942)
Unearned premiums	5,628	21,960
Accrued expenses and other liabilities	(10,193)	12,799
Deferred income taxes	(891)	(856)
Other, net	907	(420)
Total adjustments	$(27,164)	$22,367
Net cash provided by operating activities	$57,769	$81,186
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$2,846	$754
Proceeds from call and maturity of held-to-maturity investments	16,160	21,348
Proceeds from call and maturity of available-for-sale investments	194,741	175,783
Proceeds from short-term and other investments	50,153	36,062
Net proceeds from sale of subsidiary	-	7,767
Purchase of available-for-sale investments	(265,279)	(224,387)
Purchase of short-term and other investments	(60,276)	(49,932)
Net purchases and sales of property and equipment	(1,381)	(2,229)
Net cash used in investing activities	$(63,036)	$(42,601)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$168,177	$139,824
Withdrawals from investment and universal life contracts	(217,840)	(201,831)
Payment of cash dividends	(11,203)	(9,464)
Issuance of common stock	513	107,070
Repurchase of common stock	(6,950)	-
Tax benefit from issuance of common stock	165	56
Net cash (used in) provided by financing activities	$(67,138)	$35,655
Net Change in Cash and Cash Equivalents	$(72,405)	$74,240
Cash and Cash Equivalents at Beginning of Period	255,045	162,791
Cash and Cash Equivalents at End of Period	$182,640	$237,031

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

Note 1.	Nature of Operations and Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006. The review report of Ernst & Young LLP as of and for the three-month and nine-month periods ending September 30, 2007 accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of twelve months or less. We made payments for income taxes of $45.2 million for the nine-month period ended September 30, 2007, compared to $13.5 million for the nine-month period ended September 30, 2006. We received tax refunds totaling $7.8 million in 2007, due primarily to an operating loss carryback from prior year losses. We made no significant payments of interest for the nine-month periods ended September 30, 2007 and 2006, other than interest credited to policyholders’ accounts.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions to capital and dividends to shareholders. The major components of our comprehensive income are net income and the change in net unrealized investment gains and losses on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses. The table below displays our comprehensive income for the nine months ended September 30, 2007 and 2006.

(Dollars in thousands)	Nine months ended September 30,
	2007	2006
Net income	$84,933	$58,819

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	3,262	14,291
Adjustment for net realized gains included in income	(4,365)	(8,240)
Adjustment for costs included in employee benefit expense	885	-
Other comprehensive income (loss), before tax	(218)	6,051
Income tax effect	76	(2,118)
Other comprehensive income (loss), after tax	(142)	3,933

Comprehensive income	$84,791	$62,752

Income Taxes

In the nine-month period ended September 30, 2007, our effective federal income tax rate was 29.9 percent, compared to 28.5 percent for the nine-month period ended September 30, 2006. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

In June 2006, FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” was issued to clarify accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as the derecognition of a tax position previously recognized in the financial statements. FIN 48 also prescribes expanded disclosure requirements for unrecognized tax benefits recorded. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of this interpretation effective January 1, 2007, had no impact on our consolidated financial position.

We have recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2003 and state income tax examination for years before 2001. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities

In the aftermath of Hurricane Katrina, United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, as well as many other insurers in the Louisiana market, have been named as defendants in litigation commenced by policyholders. Some of these policyholders are seeking relief in their own right; other suits have been filed seeking class certification. These suits allege various improprieties in the claims settlement process, primarily underpayment of claims, and an entitlement to the statutory penalties associated with underpayment of claims, but the most important relief sought by plaintiffs in these suits is to have the policies cover flood damage, even though the policies explicitly exclude flood as an insured peril. The class action litigation is in the early stages, and we cannot at this time make a determination as to the ultimate outcome or effect of this litigation on our financial position or operating results.

While we believe we have handled the claims of our policyholders consistent with policy language and applicable law, the litigation environment is challenging to insurers involved in hurricane litigation in Louisiana courts. Several recent lower court rulings in Louisiana and neighboring states have been adverse to insurers and have received considerable publicity. We maintain that because we were not a party to the litigation that resulted in these unfavorable rulings, the rulings should not directly impact us. Nevertheless, these developments present challenges to all insurers involved in hurricane litigation. We believe that the most unfavorable of the rulings should be corrected in the Louisiana appellate courts, when appeals are ruled upon by those courts.

In early August 2007, a Federal Appeals Court sitting in Louisiana issued a ruling that narrowly interprets property insurance coverage to exclude flood coverage, which is consistent with both policy language and the approach taken by most insurers. However, this court’s interpretation is not binding on state courts, and flood coverage remains in contention in state courts. If the state courts rule that flood coverage is provided by policies that exclude flood coverage, an interpretation that is contrary to that adopted by the Federal court, the exposure faced by United Fire & Casualty Company and Lafayette Insurance Company in the aggregate from individual policyholder suits could be material. Furthermore, plaintiffs seeking to be certified as a class, which could include a large number of members, could likewise potentially create material exposure for us.

The deadline for filing lawsuits on claims arising out of Katrina was September 4, 2007. In the several days leading up to that date, we were notified of many new lawsuits filed against the company. Including these additional lawsuits, we have resolved approximately one-sixth of the lawsuits filed against us by individual policyholders. We believe that there may be additional lawsuits filed by policyholders of which we are not aware.

We have established reserves, as a component of our losses and loss settlement expenses, for all claims in litigation commensurate with our evaluation of the potential outcome of those claims. We believe that, in the aggregate, these reserves should be adequate. However, the wave of litigation that we and other insurers face is unprecedented, so it is difficult to accurately predict an outcome. Additionally, many of the persons who will be involved in the determination of factual and legal issues were themselves affected by Hurricane Katrina, complicating the defense of these claims. Furthermore, the decisions of the courts in Louisiana have been inconsistent, which increases the risk of inconsistent outcomes of this litigation. Our evaluation of these claims and the adequacy of our recorded reserves may change if we encounter adverse developments in the further defense of these claims.

We consider all of our other litigation pending at September 30, 2007, to be ordinary, routine, and incidental to our business.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine whether it will have any impact on our Consolidated Financial Statements upon adoption.

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

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees, with 310,908 options available for future issuance at September 30, 2007. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of not less than 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments accumulate and are exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

The activity in our nonqualified employee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Nine Months Ended September 30, 2007	Inception to Date
Beginning balance	486,908	1,000,000
Number of options granted	(192,500)	(727,792)
Number of options forfeited or expired	16,500	38,700
Ending balance	310,908	310,908

Number of options exercised	24,850	154,292

We also have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 120,003 options available for future issuance at September 30, 2007. The board has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our nonqualified nonemployee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Nine Months Ended September 30, 2007	Inception to Date
Beginning balance	114,000	150,000
Number of options granted	—	(36,000)
Number of options forfeited or expired	6,003	6,003
Ending balance	120,003	120,003

Number of options exercised	—	—

For the nine-month periods ended September 30, 2007 and 2006, we recognized stock-based compensation expense of $1.1 million and $.8 million, respectively. As of September 30, 2007, we have approximately $4.3 million in stock-based compensation that has yet to be recognized through our results of operations. This compensation will be recognized through our financial results as the underlying stock options vest.

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

Our pension and postretirement benefit costs are displayed in the following table.

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Pension costs	$841	$639	$2,120	$1,918

Other postretirement benefit costs	620	366	1,351	1,097

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $4.0 million to our pension plan in 2007. The actual amount contributed for 2007 is $4.4 million, with the last payment this year being made on October 15, 2007.

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

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2007
Net premiums earned	$351,703	$24,001	$375,704
Investment income, net of investment expenses	32,888	59,520	92,408
Realized investment gains	3,281	1,084	4,365
Other income	21	469	490
Revenues	387,893	85,074	472,967
Intersegment Eliminations	(106)	(92)	(198)
Total Revenues	$387,787	$84,982	$472,769
Net Income	$75,524	$9,409	$84,933
Assets	$1,324,455	$1,445,126	$2,769,581

Nine Months Ended September 30, 2006
Net premiums earned	$343,022	$27,287	$370,309
Investment income, net of investment expenses	29,372	61,006	90,378
Realized investment gains	6,570	1,672	8,242
Other income (expense)	(45)	521	476
Revenues	378,919	90,486	469,405
Intersegment Eliminations	(100)	(99)	(199)
Total Revenues	$378,819	$90,387	$469,206
Net Income	$49,858	$8,961	$58,819
Assets	$1,291,307	$1,492,616	$2,783,923

Note 5.	Earnings Per Common Share

We compute basic earnings per common share by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all potentially dilutive common shares outstanding during the period. The potentially dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options.

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

The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$19,071	$22,426	$84,933	$58,819
Weighted-average common shares outstanding	27,630	27,633	27,646	25,624
Basic earnings per common share	$0.69	$0.81	$3.07	$2.30

Net income	$19,071	$22,426	$84,933	$58,819
Weighted-average common shares outstanding	27,630	27,633	27,646	25,624
Potentially dilutive common shares - stock options (1)	80	47	88	62
Weighted-average common and potential shares outstanding	27,710	27,680	27,734	25,686
Diluted earnings per common share	$0.69	$0.81	$3.06	$2.29
(1)

For the three-month periods ended September 30, 2007 and 2006, we had 137,750 and 260,750 anti-dilutive options outstanding, respectively, which were excluded from the computation of diluted earnings per share. For the nine-month periods ended September 30, 2007 and 2006, we had 137,750 and 144,750 anti-dilutive options outstanding, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

October 25, 2007

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
• The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.
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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the following: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition cost asset. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our annual report on Form 10-K for the year ended December 31, 2006.

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

Financial Overview

Our underwriting and overall financial results improved in the nine months ended September 30, 2007 than in the nine months ended September 30, 2006, due primarily to a reduction in our pre-tax catastrophe losses incurred, net of reinsurance, of $47.5 million. Our claims severity and frequency increased in the third quarter compared to the third quarter of 2006. Although this had a negative impact on our loss ratio, we reported a year to date combined ratio of 79.9 percent.

Last quarter, we disclosed an increase in premium pressure on our larger commercial accounts, which has continued in the third quarter. In addition, we are now experiencing premium pressure on our commercial accounts at lower premium levels. This competitive pricing, coupled with our planned reduction of coastal exposures in Louisiana, contributed to our flat growth in premium revenue between the third quarters of 2007 and 2006.

Despite these challenges in the insurance market, our overall underwriting results remain strong. Our core book of business has been derived from successful retention of high-quality commercial and personal accounts. We have also been successful in increasing premium volume in states specifically targeted for growth, and we continue to seek opportunities to write profitable new business.

Although we experienced a net outflow of funds in our annuity business in the third quarter, the amount of that outflow has decreased in each of the last three quarters, which is a positive trend. During 2007, despite the net cash outflow, the interest rate spread on our annuity block of business has increased, and is meeting our expectations. Sales of our universal life product, Uni-3, increased modestly between the second and third quarters of 2007. Introduced in April 2007, Uni-3 replaces all other universal life products previously offered by our company. The new product captures the benefits of the previous two universal life products, with several enhancements to better appeal to a new generation of customers.

On August 31, we announced that our Board of Directors authorized us to repurchase up to 600,000 shares of common stock. Under this share repurchase program, we may purchase common stock from time to time through open market or privately negotiated transactions. The amount and timing of any purchases will be determined at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued at any time. In the third quarter of 2007, 200,000 shares of common stock were repurchased and retired to the status of authorized but unissued shares.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousand)	2007	2006	%	2007	2006	%

Revenues
Net premiums earned	$126,988	$126,849	0.1%	$375,545	$370,125	1.5%
Investment income, net of investment expenses	30,117	30,896	-2.5%	92,369	90,365	2.2%
Realized investment gains	871	301	189.4%	4,365	8,240	-47.0%
Other income	243	131	85.5%	490	476	2.9%
	$158,219	$158,177	-%	$472,769	$469,206	0.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$78,450	$71,346	10.0%	$190,495	$223,860	-14.9%
Increase in liability for future policy benefits	3,472	4,367	-20.5%	10,468	13,586	-23.0%
Amortization of deferred policy acquisition costs	33,668	31,910	5.5%	100,289	92,445	8.5%
Other underwriting expenses	5,514	5,484	0.5%	17,672	19,495	-9.4%
Interest on policyholders’ accounts	10,645	12,082	-11.9%	32,671	37,554	-13.0%
	$131,749	$125,189	5.2%	$351,595	$386,940	-9.1%
Income before income taxes	$26,470	$32,988	-19.8%	$121,174	$82,266	47.3%
Federal income tax expense	7,399	10,562	-29.9%	36,241	23,447	54.6%
Net Income	$19,071	$22,426	-15.0%	$84,933	$58,819	44.4%

Our results for the nine months ended September 30, 2007, significantly improved over the nine months ended September 30, 2006. For the nine months ended September 30, 2006, losses and loss settlement expenses were 14.9 percent less than the nine months ended September 30, 2007, generally due to the impact that catastrophe losses had on our company in the prior year. Pre-tax catastrophe losses, net of reinsurance, for the nine months ended September 30, 2006 totaled $57.9 million and included unfavorable loss development of $35.3 million on Hurricane Katrina claims. Comparatively, pre-tax catastrophe losses, net of reinsurance, for the nine months ended September 30, 2007 totaled $10.4 million, of which $4.2 million related to Hurricane Katrina. The difference in realized investment gains between the nine months ended September 30, 2007, and the nine months ended September 30, 2006, is primarily resulted from the gain on the sale of American Indemnity Company of $3.4 million and a gain on a taxable exchange pursuant to a bankruptcy settlement of $1.2 million, which were both recognized during the nine months ended September 30, 2006.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Net premiums written (1)	$112,068	$114,614	$361,323	$364,223
Net premiums earned	$119,222	$117,880	$351,703	$343,022
Losses and loss settlement expenses	(74,813)	(67,764)	(177,980)	(212,252)
Amortization of deferred policy acquisition costs	(31,240)	(29,394)	(91,595)	(84,897)
Other underwriting expenses	(3,465)	(3,323)	(11,540)	(13,180)
Underwriting income (1)	$9,704	$17,399	$70,588	$32,693

Investment income, net of investment expenses	$10,439	$10,802	$32,782	$29,274
Realized investment gains	814	310	3,281	6,568
Other income (loss)	8	(45)	21	(45)
Income before income taxes	$20,965	$28,466	$106,672	$68,490

GAAP Ratios:
Net loss ratio	62.8%	57.5%	50.6%	61.9%
Expense ratio	29.1%	27.8%	29.3%	28.6%
Combined ratio (1)	91.9%	85.3%	79.9%	90.5%
Combined ratio (without catastrophes) (1)	87.9%	81.5%	76.9%	73.6%

1. Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

In the third quarter of 2007, our property and casualty insurance segment’s pre-tax income was $21.0 million, compared to pre-tax income of $28.5 million in the third quarter of 2006. The deterioration in our pre-tax net income is primarily attributable to a $7.0 million increase in losses and loss settlement expenses due to a higher claims severity in the third quarter of 2007 as compared to the third quarter of 2006.

For the nine months ended September 30, 2007, investment income improved $3.5 million, compared to the nine months ended September 30, 2006, because of the property and casualty insurance segment’s larger investment base from funds generated by our 2006 common stock offering, as well as reinsurance recoveries and income tax refunds received in 2006. Realized investment gains and losses were $3.3 million lower during the nine months ended September 30, 2007 than in the nine months ended September 30, 2006, which reflects the $3.4 million gain that was recognized in May 2006 on the sale of American Indemnity Company.

Nine months ended September 30,	2007			2006
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses	Net Loss Ratio
Commercial lines:
Other liability	$102,446	$40,039	39.1%	$96,010	$28,083	29.3%
Fire and allied lines	88,878	50,677	57.0	92,384	83,448	90.3
Automobile	73,497	48,371	65.8	70,750	36,183	51.1
Workers’ compensation	35,930	17,752	49.4	31,324	23,622	75.4
Fidelity and surety	15,252	513	3.4	15,946	7,554	47.4
Miscellaneous	642	269	41.9	643	51	7.9
Total commercial lines	$316,645	$157,621	49.8%	$307,057	$178,941	58.3%
Personal lines:
Fire and allied lines	$15,765	$10,672	67.7%	$15,274	$18,226	119.3%
Automobile	10,505	5,983	57.0	12,560	6,783	54.0
Miscellaneous	234	349	N/A	250	563	N/A
Total personal lines	$26,504	$17,004	64.2%	$28,084	$25,572	91.1%
Reinsurance assumed	$8,554	$3,355	39.2%	$7,881	$7,739	98.2%
Total	$351,703	$177,980	50.6%	$343,022	$212,252	61.9%

The commercial lines environment continues to be competitive, with an overall decrease in pricing of 5.0 to 7.0 percent. The personal lines pricing environment also continues to be very competitive both in the auto and homeowners lines of business. Rate levels for these lines decreased by mid-single-digit rates for several Midwest states. Policy retention remained strong in both our personal and commercial lines of business.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues
Net premiums written (1)	$7,459	$8,342	$22,840	$24,816
Net premiums earned	$7,766	$8,969	$23,842	$27,103
Investment income, net of investment expenses	19,678	20,094	59,587	61,091
Realized investment gains (losses)	57	(9)	1,084	1,672
Other income	235	176	469	521
Total Revenues	$27,736	$29,230	$84,982	$90,387

Benefits, Losses and Expenses
Losses and loss settlement expenses	$3,637	$3,582	$12,515	$11,608
Increase in liability for future policy benefits	3,472	4,367	10,468	13,586
Amortization of deferred policy acquisition costs	2,428	2,516	8,694	7,548
Other underwriting expenses	2,049	2,161	6,132	6,315
Interest on policyholders’ accounts	10,645	12,082	32,671	37,554
Total Benefits, Losses and Expenses	$22,231	$24,708	$70,480	$76,611

Income Before Income Taxes	$5,505	$4,522	$14,502	$13,776

(1) Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

In the third quarter of 2007, our life insurance segment recorded pre-tax income of $5.5 million, compared to $4.5 million for the third quarter of 2006. The improvement was the result of a combination of factors. Net premiums earned decreased by $1.2 million in the third quarter of 2007 as compared to the third quarter of 2006. The decrease in net premiums earned was due to a reduction in the sale of single premium whole life insurance and the continuing runoff of our credit life business, which we ceased writing in 2004. Our single premium whole life product remains competitive and we anticipate that we will increase the sales of this product in the future.

The provision for interest on policyholders’ accounts decreased $1.4 million in the third quarter of 2007 as compared to the third quarter of 2006, which is attributable to the increased volume of annuity withdrawals experienced recently. These increased withdrawals caused less interest to be owed on policyholders’ accounts.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues from annuities consist of policy surrender charges and investment income earned on policyholder deposits. During the third quarter of 2007, we recorded $59.2 in annuity deposits compared to $38.4 million in the third quarter of 2006.

In the third quarter of 2007, we experienced a net cash outflow of $17.7 million related to our annuity business, compared to a $30.8 million net cash outflow during the third quarter of 2006. For the nine months ended September 30, 2007, we experienced a net cash outflow of $73.2 million related to our annuity business, compared to a net cash outflow of $89.6 million for the nine months ended September 30, 2006. The level of net cash outflows is representative of the challenges we have been facing in retaining our existing annuitants and attracting new annuitants with a rate of interest that is competitive in the marketplace while still allowing for an acceptable profit margin. These challenges are in large part a result of the recent interest rate environment, which has been characterized by a flat to inverted yield curve. The inverted yield curve results when long-term debt security rates are lower than short-term debt security rates. As the result of this situation, investors may be able to obtain a better yield on a short-term investment than on an annuity.

Investment Results

We recorded net investment income (before tax) of $92.4 million for the nine-month period ended September 30, 2007, compared to $90.4 million for the nine-month period ended September 30, 2006.

Net realized investment gains (before tax) for the nine-month period ended September 30, 2007 totaled $4.4 million, compared to $8.2 million of net realized investment gains (before tax) for the nine-month period ended September 30, 2006. This difference is due primarily to the gain on the sale of American Indemnity Company and a large gain on a taxable exchange pursuant to a bankruptcy settlement, which were both recognized during the nine months ended September 30, 2006.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the nine months ended September 30, 2007 we had investment write-downs of $.1 million, compared to $.2 million during the nine months ended September 30, 2006. Based upon our review, we do not believe that our portfolio will be materially affected by recent sub-prime market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our sources of cash inflows are premiums, annuities, sales or maturity of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that approximate the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in fixed maturities.

Our sources of cash outflow are losses and loss settlement expenses, commissions, premium taxes, income taxes, operating expenses, dividends, and investment purchases. Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. The timing and amount of catastrophe losses are inherently unpredictable and could increase our liquidity requirements.

Cash flow and liquidity is derived from three sources: 1) operating activities; 2) investing activities; and 3) financing activities.

Cash Flow Summary	Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006
Cash provided by (used in):
Operating activities	$57,769	$81,186
Investing activities	(63,036)	(42,601)
Financing activities	(67,138)	35,655
Net increase (decrease) in cash and cash equivalents	$(72,405)	$74,240

The decrease in cash provided by operating activities during the nine months ended September 30, 2007 reflects a tax refund and reinsurance recoveries received during the nine months ended September 30, 2006 related to Hurricanes Katrina and Rita. We have experienced improvement in cash flows from our direct underwriting business.

We have significant cash inflows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $263.9 million for the nine-month period ended September 30, 2007 and $241.7 million for the nine-month period ended September 30, 2006. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims, and claim adjusting expenses.

Cash used in financing activities has been impacted by the level of surrenders and withdrawals experienced in our life insurance segment’s annuity portfolio in recent years, which resulted in negative annuity and universal life cash flows of $49.7 million during the nine months ended September 30, 2007, compared to negative annuity and universal life cash flows of $62.0 million during the nine months ended September 30, 2006. In addition, in the nine months ended September 30, 2006, we had proceeds (net of underwriting expenses) of $107.0 million due to the completion of our common stock offering.

If our operating, investment, and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At September 30, 2007, our consolidated invested assets included $43.1 million of short-term investments, which consist primarily of fixed maturities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2008. We did not utilize our line of credit in the first nine months of 2007, other than to secure letters of credit utilized in our reinsurance operations. As of September 30, 2007, $.2 million of the line of credit was allocated for that purpose.

Capital Resources

Capital resources demonstrate our overall financial strength and ability to raise new capital to meet our needs. At September 30, 2007 our consolidated total assets were $2.77 billion, compared to $2.78 billion at December 31, 2006. Invested assets, primarily composed of fixed maturity securities, increased $59.9 million, or 2.8 percent, from December 31, 2006. The increase in invested assets we experienced this year includes an increase of $59.6 million in purchases exceeding sales, calls and maturities since December 31, 2006. The $59.6 million increase in our purchases at the nine months ended September 30, 2007 was primarily due to our increased level of cash at December 31, 2006 which was the result of our 2006 common stock offering, reinsurance recoveries and income tax refunds received in 2006, all of which was available for investment. The changes in our total reported balance in invested assets are summarized in the table below.

(Dollars in Thousands)
Invested Assets at December 31, 2006	$2,133,342
Purchases	329,961
Sales	(8,872)
Calls and maturities	(261,501)
Net realized gains on investment sales	4,638
Mark to market adjustment (1)	(1,240)
Net bond premium accretion	261
Change in net unrealized appreciation	(3,342)
Other	19
Change in carrying value of invested assets	59,924
Invested Assets at September 30, 2007	$2,193,266

(1) Pursuant to GAAP, changes in the fair value of both our portfolio of trading securities and limited liability partnership investments are recognized currently in earnings.

The composition of our investment portfolio at September 30, 2007 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$684,596	77.9%	$1,221,230	92.9%	$1,905,826	86.9%
Equity securities	171,051	19.4	20,545	1.6	191,596	8.7
Trading securities	10,998	1.2	—	—	10,998	0.5
Mortgage loans	—	—	19,339	1.5	19,339	0.9
Policy loans	—	—	7,622	0.6	7,622	0.3
Other long-term investments	12,739	1.4	2,000	0.2	14,739	0.7
Short-term investments	1,200	0.1	41,946	3.2	43,146	2.0

Total	$880,584	100.0%	$1,312,682	100.0%	$2,193,266	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2007, $1,877.1 million, or 98.5 percent of our fixed income security portfolio was classified as available-for-sale, compared to $1,808.2 million, or 97.6 percent, at December 31, 2006. We classify our remaining fixed maturities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

At September 30, 2007, cash and cash equivalents totaled $182.6 million compared to $255.0 million at December 31, 2006. This decrease was attributable to fixed maturity purchases significantly exceeding calls and maturities; income tax payments during 2007 of $45.2 million; and a $7.0 million stock repurchase.

Nine-month periods ended September 30, 2007
(Dollars in Thousands)	Property & Casualty	Life Insurance	Total
Beginning deferred acquisition costs	$58,349	$77,412	$135,761
Current deferred costs	95,281	7,539	102,820
Current amortization	(91,595)	(8,694)	(100,289)
Ending unamortized deferred acquisition costs	$62,035	$76,257	$138,292
Change in shadow deferred acquisition costs	N/A	2,238	2,238
Recorded deferred acquisition costs	$62,035	$78,495	$140,530

Our consolidated deferred policy acquisition costs increased $4.8 million, or 3.5 percent, to $140.5 million at September 30, 2007 from December 31, 2006. Our property and casualty insurance segment’s deferred policy acquisition costs increased $3.7 million, or 6.3 percent, to $62.0 million at September 30, 2007 from December 31, 2006. The increase is due to a reduction in the premium deficiency adjustment due to the overall improvement in our underwriting results. Our life insurance segment’s deferred policy acquisition costs increased $1.1 million, or 1.4 percent, to $78.5 million at September 30, 2007 from December 31, 2006. The life insurance segment’s deferred policy acquisition cost asset is primarily related to universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. As a result of decreases in these unrealized gains during the nine-month period ended September 30, 2007, due primarily to rising interest rates, deferred policy acquisition costs increased by $2.2 million.

Stockholders’ equity increased from $680.8 million at December 31, 2006 to $749.2 million at September 30, 2007, an increase of 10.1 percent. The primary increase in stockholders’ equity is attributable to net income of $84.9 million. Decreases to stockholders’ equity included stockholder dividends of $11.2 million and repurchase of common stock totaling $7.0 million. At September 30, 2007, book value was $27.27 per common share compared to $24.62 per common share at December 31, 2006.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following non-GAAP financial measures are utilized in this report:

Net premiums written is a statutory accounting measure representing the amount of premiums charged for policies issued during the period. These premiums are reported as revenue as they are earned over the underlying policy period. Net premiums written applicable to the unexpired term of a policy are recorded as unearned premium subject to reinsurance We evaluate net premiums written as a measure of business production for the period under review. The table below sets forth a reconciliation of net premiums written to net premiums earned for the three- and nine-month periods ended September 30, 2007 and 2006.

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net premiums written	$119,527	$122,956	$384,163	$389,039
Net change in unearned premium	7,665	2,278	(5,628)	(21,960)
Net change in prepaid reinsurance premium	(204)	1,615	(2,990)	3,046
Net premiums earned	$126,988	$126,849	$375,545	$370,125

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

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Non-ISO catastrophes, pre-tax	$179	$71	$495	$295
ISO catastrophes, pre-tax	4,610	4,438	9,941	57,624

Combined ratio is a commonly used financial measure of underwriting performance. Generally, a combined ratio below 100.0 percent generally indicates a profitable book of business. A combined ratio is the sum of two separately calculated ratios, the net loss and net loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of net losses and net loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned.

Underwriting Income is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses, loss settlement expenses, amortization of deferred policy acquisition costs, and other underwriting expenses.

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

The following risk factor has been modified during the third quarter of 2007 due to our removal of Standard & Poor’s as one of our rating agencies, from that disclosed in the Form 10-K for the year ended December 31, 2006 which was filed on March 1, 2007.

A reduction in our financial strength ratings could adversely affect our business and financial condition.

Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best Company since 1994 (except for one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable)). Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. A.M. Best historically has rated our property and casualty companies on a pooled basis. However, beginning in 2006, our companies were rated on a group basis, consistent with rating guideline changes A.M. Best recently adopted. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired. We believe that the rating assigned by our third-party rating agency is an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by these agencies. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If the rating agency downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to a majority of our insureds or other potential insureds with similar ratings requirements. In addition, a ratings downgrade by A.M. Best below “A” would constitute an event of default under our credit facility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
7/1/07 – 7/31/07	—	—	—	600,000
8/1/07 – 8/31/07	—	—	—	600,000
9/1/07 – 9/30/07	200,000	$34.75	200,000	400,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Description of employment arrangement between United Fire & Casualty Company and Randy A. Ramlo*		10-Q	06/30/07	10.1	07/27/07
10.2	United Fire & Casualty Annual Incentive Plan (Amended October 19, 2007)*	X
10.3	United Fire & Casualty Company’s Nonqualified Deferred Compensation Plan*	X
11

Statement Re Computation of Per Share Earnings.
All information required by Exhibit 11 is presented within Note 5 of the Notes to Unaudited
Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128

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
October 25, 2007
(Date)
/s/ Randy A. Ramlo
Randy A. Ramlo President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer