Form 10-K
period 2007-12-31
UNITED FIRE & CASUALTY CO
filed 2008-02-27
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

OR

__	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 2-39621

UNITED FIRE & CASUALTY COMPANY

(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue SE PO Box 73909 Cedar Rapids, Iowa	52407-3909
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [	] NO [X	]

As of February 22, 2008, 27,116,490 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2007, was approximately $718.2 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates.

FORM 10-K TABLE OF CONTENTS

United Fire & Casualty Company and Subsidiaries

PART I.

ITEM 1. BUSINESS

FORWARD−LOOKING INFORMATION

It is important to note that our actual results could differ materially from those projected in forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We report our operations in two business segments: property and casualty insurance and life insurance. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 11, “Segment Information.” All intercompany balances have been eliminated in consolidation.

Our property and casualty insurance segment includes United Fire & Casualty Company and the following companies, which United Fire & Casualty Company owns 100 percent, directly or indirectly: Addison Insurance Company, an Illinois property and casualty insurer; Lafayette Insurance Company, a Louisiana property and casualty insurer; American Indemnity Financial Corporation, a Delaware holding company; and Texas General Indemnity Company, a Colorado property and casualty insurer.

United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by United Fire & Indemnity Company.

Most of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written, and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.

Our life insurance segment consists of United Life Insurance Company, an Iowa life insurer and wholly owned subsidiary of United Fire & Casualty Company.

As of December 31, 2007, we employed 667 full-time employees.

Available information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”), are made available free of charge on our website at www.unitedfiregroup.com by selecting “Investor Relations” and then “SEC Filings.”

United Fire & Casualty Company and Subsidiaries

Also available on our website is our Code of Ethics titled “Code of Ethics and Business Conduct,” which can be accessed at www.unitedfiregroup.com by selecting “Investor Relations,” then “Corporate Governance” and then “Code of Ethics.”

A free copy of our filings, as filed with the SEC, may also be obtained by writing to: Investor Relations, United Fire Group, PO Box 73909, Cedar Rapids, Iowa 52407-3909.

Any of the materials that we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

GEOGRAPHIC DISTRIBUTION

We market our products through our home office in Cedar Rapids, Iowa, and two regional locations: Westminster, Colorado, a suburb of Denver, and Galveston, Texas.

We are licensed as a property and casualty insurer in 42 states, primarily in the Midwest, West and South. We have 865 independent agencies representing us and our property and casualty insurance subsidiaries. Our life insurance subsidiary is licensed in 28 states, primarily in the Midwest and West and is represented by 927 independent agencies. The following table depicts the top five states for direct premiums written for our property and casualty insurance operations and life insurance operations for the year ended December 31, 2007.

Top Five States for Direct Premium Written by Segment
(Dollars in Thousands)
Property and Casualty Insurance:	2007	% to Total Direct Premium Written	Life Insurance:	2007	% to Total Direct Premium Written
Texas	$65,701	13.3%	Iowa	$79,284	40.4%
Iowa	64,424	13.0%	Minnesota	20,472	10.4%
Colorado	53,013	10.7%	Wisconsin	17,440	8.9%
Louisiana	43,347	8.8%	Nebraska	15,178	7.7%
Missouri	42,459	8.6%	Illinois	14,514	7.4%
Direct Premium Written (1)	$268,944	54.4%	Direct Premium Written (1)	$146,888	74.8%

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

COMPETITION

The property and casualty and life insurance industries are highly competitive. We compete with numerous property and casualty insurance companies in the regional and national market, many of which are substantially larger and have considerably greater financial and other resources. In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Our competitive advantages include knowledgeable, experienced underwriters, appropriate pricing, quality service to our policyholders and our agents, and a competitive commissions program.

United Fire & Casualty Company and Subsidiaries

Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty agencies will receive profit-sharing commissions of $12.4 million in 2008, based on business produced by the agencies in 2007.

We also encounter significant competition in all lines of life and annuity business from other life insurance companies and other providers of financial services. Our life insurance company utilizes competitive commission rates, other sales incentives and quality service to attract and maintain its relationship with independent agencies.

To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, our public website, which provides general company and product information, includes a section accessible exclusively to our agents where they can quote new business, submit applications, submit change requests, report new claims and process payments electronically. Our agents can access detailed information about their policyholders’ accounts, including policy declarations, coverage forms, billing transactions and claims information. Our agents can also use our website to access their experience reports, review detailed information about our products, order sales literature and download our applications, questionnaires and other forms. Our surety bond agents can issue and upload contract, license and permit bonds online, submit new bid bond requests and view detailed bond information. Our life agents can quote new life policies, view the status of customers’ applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. We offer a variety of online payment options for our policyholders, including payment via credit card, debit card and electronic check. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.

OPERATING SEGMENTS

Property and casualty insurance segment

We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 92.6 percent of our property and casualty insurance premiums earned for the year ended December 31, 2007. Our personal lines represented 7.4 percent of our property and casualty insurance premiums earned for the year ended December 31, 2007.

Products

Our primary commercial policies are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers’ compensation and surety. Our personal lines consist primarily of automobile and fire and allied lines coverages, including homeowners. For a more detailed discussion of our products, see the “Results of Operations” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial information

The following table shows loss ratios, expense ratios and combined ratios on a statutory basis for the periods indicated for us and for the property and casualty insurance industry. Industry ratios were obtained from A.M. Best Company.

Years Ended December 31	2007	Industry (1)	2006	Industry	2005	Industry
Loss ratio	52.4%	67.7%	60.2%	65.3%	81.2%	75.3%
Expense ratio (2)	29.7%	27.9%	29.5%	27.1%	31.3%	25.9%
Combined ratio (3)	82.1%	95.6%	89.7%	92.4%	112.5%	101.2%

(1) A.M. Best Company estimate

(2) Includes policyholder dividends

(3) Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

United Fire & Casualty Company and Subsidiaries

The following table shows our loss ratios, expense ratios and combined ratios for the periods indicated, presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Industry ratios are unavailable because they are not normally calculated in accordance with GAAP.

Years Ended December 31	2007	2006	2005
Loss ratio	52.0%	59.6%	82.4%
Expense ratio (1)	29.3%	28.3%	28.9%
Combined ratio (2)	81.3%	87.9%	111.3%
(1)	Includes policyholder dividends
(2)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

The following table displays information for our property and casualty insurance segment presented in accordance with GAAP. Amounts shown are prior to intersegment eliminations.

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Total assets	$1,554,490	$1,524,790	$1,412,890
Premiums earned	$473,134	$467,031	$456,147
Net income (loss)	$98,225	$73,970	$(4,598)

Seasonality

Our property and casualty insurance segment experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Although we experience some seasonality in our premiums written, premiums are earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of when a catastrophe occurs. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but which are not limited to, hail, tornadoes, hurricanes and windstorms.

Life insurance segment

Products

United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities, universal life products and traditional life (primarily single premium whole life insurance) products. Single premium annuities (approximately 83 percent), traditional life products (approximately 10 percent), and universal life products (approximately 7 percent) comprised our 2007 life insurance premium revenues, as determined on the basis of statutory accounting principles. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Additionally, we offer an individual disability income rider that may be attached to our life insurance products. We do not write variable annuities or variable insurance products.

Statutory accounting principles require us to recognize deposits for policyholders on universal life and annuity products as premiums when they are collected. Under GAAP, we are required to recognize these deposits as policyholder liabilities.

Life insurance in force, before ceded reinsurance, totaled $4.5 billion and $4.3 billion as of December 31, 2007 and 2006, respectively. Traditional life insurance products represented 59 percent and 56 percent of our insurance in force at December 31, 2007 and 2006, respectively. Universal life insurance represented 38 percent and 40 percent of insurance in force at December 31, 2007 and 2006, respectively.

United Fire & Casualty Company and Subsidiaries

Financial information

The following table displays information for our life insurance segment presented in accordance with GAAP. Amounts shown are prior to intersegment eliminations.

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Total assets	$1,436,437	$1,475,944	$1,522,867
Premiums earned and other considerations	$32,841	$36,324	$39,604
Net income	$13,167	$14,115	$13,642

Seasonality

Our life insurance segment, as a whole, is generally not seasonal in nature.

REINSURANCE

Property and casualty insurance segment

Our property and casualty insurance companies follow the industry practice of reinsuring a portion of their exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies written. We purchase reinsurance to reduce the net liability on individual risks to predetermined limits and to protect us against catastrophic losses from a single catastrophe, such as a hurricane or tornado. We do not engage in any reinsurance transactions classified as finite risk reinsurance. In 2007, we ceded written premiums of $41.0 million, which was 8.0 percent of our direct and assumed written premium.

We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. Our principal reinsurers include QBE Reinsurance Corporation, Hannover Ruckversicherungs, Platinum Underwriters Re, AXA Corporate Solutions Insurance Company, Partner Reinsurance Company of the United States and Mutual Boiler Reinsurance.

We have several treaties that provide us with reinsurance coverage. Our reinsurance program limits the risk of loss that we retain by reinsuring direct risks in excess of our stated retention. For a more detailed discussion of our reinsurance program, see Part II, Item 8, Note 5, “Reinsurance.”

The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in acceptable financial condition. At December 31, 2007, there were no reinsurance balances for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. We account for premiums, written and earned, and losses incurred net of reinsurance ceded.

In the event that we incur catastrophe losses covered by our reinsurance program, our catastrophe reinsurance treaty would provide one guaranteed reinstatement at 100.0 percent of the original premium. We also purchase reinsurance from the Florida Hurricane Catastrophe Fund. The level of reinsurance protection obtained through this fund is immaterial to our operations.

The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law by President Bush on December 27, 2007. TRIPRA extended, with modifications, The Terrorism Risk Insurance Act of 2002 (“TRIA”) and The Terrorism Risk Insurance Extension Act of 2005 (“TRIA Extension Act”), previously set to expire on December 31, 2007. TRIA and TRIA Extension Act coverage included most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance,

United Fire & Casualty Company and Subsidiaries

professional liability insurance and farm owners multiple peril insurance. TRIPRA continues these TRIA and TRIA Extension Act coverages while eliminating the previous distinction between foreign (covered) and domestic (not covered) acts of terrorism. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. The percentages used in the TRIPRA deductible and retention calculations remained constant between 2007 and 2008. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100 billion aggregate loss cap specified in TRIPRA. TRIA has provided, and TRIPRA will continue to provide, marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100 million for 2007 and remains the same for 2008. Our TRIA deductible was $65.4 million for 2007 and our TRIPRA deductible will approximate $66.8 million for 2008. Our catastrophe reinsurance treaty does not provide coverage for our terrorism exposure.

Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. The majority of our assumed reinsurance business expired on or before December 31, 2000. We limit our exposure on our remaining assumed reinsurance contracts through selective renewal. However, we still have exposure related to the assumed reinsurance contracts that we have elected to continue writing and those that are in runoff status. In 2007, we assumed written premiums of $16.9 million.

Life insurance segment

Our life insurance company purchases reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or younger, our retention is $.2 million. On standard individual life cases where the insured is age 66 or older, our retention is $.1 million. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $.3 million. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1.0 million of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5.0 million. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout. In 2007, we ceded earned premiums of $1.7 million, which was 4.9 percent of our direct and assumed earned premiums.

The ceding of insurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. United Life Insurance Company’s primary reinsurance companies are Generali USA Life Reassurance Company, American United Life Insurance Company, Hannover Life Reassurance Company of America and RGA Reinsurance Company. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in acceptable financial condition. At December 31, 2007 and 2006, there were no reinsurance balances for which collection is at risk that would result in a material impact on our Consolidated Financial Statements.

The life insurance segment began assuming credit life and accident and health insurance in 2002. We discontinued this practice in 2004. We have an immaterial exposure related to our assumed reinsurance contracts that are in a runoff status.

United Fire & Casualty Company and Subsidiaries

RESERVES

Property and casualty insurance segment

Reserves for losses and loss settlement expenses (“loss reserves”) are management’s best estimates at a given point in time of what we expect to pay for claims, based on facts, circumstances and historical trends then known.

The determination of reserves, particularly those relating to liability lines of insurance, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we would take action that could include increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary to render an opinion as to the adequacy of the statutory reserves we establish. The actuarial opinion is filed in those states where we are licensed. There are no material differences between our statutory reserves and those established under GAAP. Refer to the Critical Accounting Estimates section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of our loss reserves.

We do not discount loss reserves based on the time value of money. However, we consider inflation in the reserving process by reviewing cost trends, loss settlement expenses, historical reserving results and likely future economic conditions.

The table on the following page illustrates the change in our estimate of reserves for loss and loss settlement expenses for our property and casualty companies for the years 1998 through 2006. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest re-estimate with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
Years Ended December 31	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Gross liability for loss and loss settlement expenses	$251,117	$338,243	$358,032	$363,819	$392,649	$427,047	$464,889	$620,100	$518,886	$496,083
Ceded loss and loss settlement expenses	8,111	27,606	37,526	36,909	35,760	27,307	28,609	60,137	40,560	38,800
Net liability for loss and loss settlement expenses	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283
Cumulative net paid as of:
One year later	$71,251	$97,021	$110,516	$112,546	$107,271	$100,895	$110,016	$230,455	$148,593
Two years later	123,965	154,886	166,097	172,538	172,158	167,384	166,592	321,110
Three years later	155,622	189,730	204,792	215,002	214,307	203,861	213,144
Four years later	176,376	213,190	230,889	240,973	237,150	231,278
Five years later	190,644	231,838	245,677	252,969	253,026
Six years later	199,802	241,540	252,153	264,311
Seven years later	205,149	245,145	259,621
Eight years later	208,632	249,302
Nine years later	211,456
Net liability re-estimated as of:
End of year	$243,006	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283
One year later	213,047	273,706	273,469	315,854	344,590	361,153	358,796	534,998	433,125
Two years later	233,325	261,217	290,872	323,354	340,502	331,693	330,137	508,774
Three years later	226,353	273,921	300,011	321,168	324,582	317,187	319,335
Four years later	232,851	279,740	302,884	318,125	313,745	309,146
Five years later	235,860	279,653	298,428	309,033	308,304
Six years later	235,560	280,983	296,296	307,790
Seven years later	236,844	279,892	293,579
Eight years later	237,192	276,815
Nine years later	234,516
Net redundancy	$8,490	$33,822	$26,927	$19,120	$48,585	$90,594	$116,945	$51,189	$45,201

Net re-estimated liability	$234,516	$276,815	$293,579	$307,790	$308,304	$309,146	$319,335	$508,774	$433,125
Re-estimated ceded loss and loss settlement expenses	9,886	26,147	33,617	39,606	40,292	34,403	33,946	76,117	46,120
Gross re-estimated liability	$244,402	$302,962	$327,196	$347,396	$348,596	$343,549	$353,281	$584,891	$479,245
Gross redundancy	$6,715	$35,281	$30,836	$16,423	$44,053	$83,498	$111,608	$35,209	$39,641

United Fire & Casualty Company and Subsidiaries

Over the course of the last 10 years, our original net loss reserves have exceeded our incurred losses and loss settlement expenses. Because establishing reserves is inherently uncertain, an analysis of factors affecting reserves can produce a range of reasonable estimates. Our philosophy is to establish loss reserves that are appropriate and reasonable, but assume a pessimistic view of potential outcomes. Generally, our best estimate of loss reserves is slightly above the midpoint of a range of reasonable estimates. We believe that it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates for use in determining loss reserves, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in succeeding years that will decrease loss and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year net redundancies in reserves, we believe our approach is preferable to experiencing year-to-year uncertainty as to the adequacy of our reserves.

We believe the loss reserves for our property and casualty insurance segment at December 31, 2007, are appropriate. The increases over the last 10 years in loss reserves reflect our increased business. The higher level of loss reserves in 2005 resulted from net liabilities related to Hurricane Katrina and Hurricane Rita. In determining the appropriateness of our loss reserves, we rely upon the opinion of Regnier Consulting Group, an independent actuary, that our loss reserves meet the requirements of applicable insurance laws, are consistent with loss reserves that are computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision in the aggregate for all unpaid loss and loss settlement expense obligations under the terms of our insurance policies and agreements. We also consider state regulatory reviews and examinations and our own experience. We have made no significant changes in our reserving methodology or philosophy over the past year.

Life insurance segment

The reserves reported in our Consolidated Financial Statements are calculated in accordance with GAAP. We calculate our reserve for annuity and universal life policy deposits in accordance with SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” Under SFAS No. 97, we establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals. We determine reserves for statutory purposes based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. Griffith, Ballard and Company, an independent actuary, assists us in developing and analyzing our reserves.

INVESTMENTS

We comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, our liquidity needs, our tax position and general market conditions. We also consider the timing of our obligations, as we must have cash available to pay obligations when due. We make modifications to our investment portfolio as these conditions change. We manage all but a small portion of our investment portfolio internally.

We invest the property and casualty insurance segment’s assets to meet liquidity needs and maximize after-tax returns with appropriate risk diversification. We invest the life insurance segment’s assets primarily in investment grade fixed maturities in order to meet liquidity needs, maximize the investment return and achieve a matching of assets and liabilities.

United Fire & Casualty Company and Subsidiaries

Investment results presented in accordance with GAAP are summarized in the following table.

(Dollars in Thousands)
Years ended December 31	Average Invested Assets (1)	Investment Income, Net (2)	Annualized Yield on Average Invested Assets
2007	$2,219,510	$122,439	5.5%
2006	2,158,953	121,981	5.7%
2005	2,065,775	118,847	5.8%

(1) Average based on invested assets (including money market accounts classified as cash equivalents) at beginning and end of year.

(2) Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.

REGULATION

We are subject to regulation and supervision in each of the states where our insurance companies are domiciled and licensed to conduct business. State insurance department commissioners regulate such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, accounting policy, form and content of financial statements, reserves for unpaid loss and loss settlement expenses, reinsurance, minimum capital and surplus requirements, dividends to shareholders, periodic examinations, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.

State regulators have the authority to approve or deny our premium rates to ensure that they are not excessive or discriminatory. For example, the Florida Office of Insurance Regulation rejected recent efforts by some insurers to increase rates for homeowners insurance within the state, in some cases by as much as 41 percent, and said that other rate reductions did not represent deep enough cuts. Because of this regulatory constraint, it is sometimes difficult to receive an adequate premium rate for our products, which can result in unsatisfactory underwriting results.

Despite strict oversight by state insurance regulators, insurance companies occasionally become insolvent. Each of our insurance companies is required to participate in state guaranty fund associations, whose purpose is to protect the policyholders of insolvent insurance companies. Guaranty fund associations assess solvent insurers to pay the claims of insolvent insurers. The assessments are based proportionately upon each solvent insurance company’s share of written premiums in the applicable state. Most state guaranty fund associations allow solvent insurers to recoup the assessments paid through rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. At December 31, 2007, we had no liability for state guaranty fund assessments.

State insurance regulators also establish insurance funds to provide insurance coverage to those insureds unable to obtain insurance through the voluntary insurance market. Occasionally these funds will issue assessments to insurance companies, including us, that write business within their states. The terms of some of these assessments allow for the amounts assessed to be recovered through surcharges to policyholders applied to insurance policies written in the state over a specific period. Therefore, we may be entitled to recoup part or all of any assessments through future surcharges to policyholders.

Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Noncompliance may cause nonconforming investments to be nonadmitted in measuring statutory surplus and, in some instances, states may require us to sell the nonconforming securities. As of December 31, 2007, we were materially in compliance with the investment laws and regulations of all states in which our insurance companies are domiciled in.

The National Association of Insurance Commissioners annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our

United Fire & Casualty Company and Subsidiaries

insurance companies had four or more ratios outside the “usual range” at December 31, 2007. In addition to the financial ratios, we are also required to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2007, all of our insurance companies had capital well in excess of the required levels.

We are not aware of any other current recommendations by the National Association of Insurance Commissioners, federal government, or other regulatory authorities in the states in which we conduct business that, if or when implemented, would have a material effect on our liquidity, capital resources or operations.

FINANCIAL STRENGTH RATING

Our financial strength is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders’ surplus requirements.

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

An insurer’s solvency rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not be able to fulfill its obligations under the insurance policies it issues. The level of an insurer’s solvency rating can affect its level of premium writings, the lines of business it can write and the market value of its shares of stock.

In recent years, A.M. Best has been reevaluating the methodology they utilize when rating an insurance company’s financial strength. The main focus of this reevaluation process has centered on whether or not solvency models currently utilized in determining an insurer’s financial strength contain enough flexibility and sophistication to accurately rate a specific insurer’s financial condition.

United Fire & Casualty Company and Subsidiaries

ITEM 1A. RISK FACTORS

RISK FACTORS

We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors in addition to those listed here. We have set forth additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks relating to our business

•	The occurrence and severity of catastrophe losses are unpredictable and may adversely affect the results of our operations, liquidity and financial condition.

Our property and casualty insurance operations expose us to claims arising from catastrophic events, which can be caused by various natural and man-made disasters, including, but not limited to, hurricanes, tornadoes, windstorms, hailstorms, fires, explosions, earthquakes, tropical storms and terrorist acts. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. We have exposure for catastrophe losses under both our commercial insurance policies and our personal insurance policies. In addition, our automobile and inland marine business exposes us to losses arising from floods and other perils.

Along with others in the industry, we use models developed by catastrophe modeling consultants in assessing our exposure to catastrophe losses. The catastrophe models that we employ have been evolving since the early 1990s and do not necessarily accurately predict future losses or accurately measure losses currently incurred. While we use information generated through catastrophe modeling in connection with our pricing and risk management activities, there are limitations with respect to any model’s usefulness in predicting losses in any reporting period. In 2006, and in response to the events surrounding Hurricanes Katrina, Rita and Wilma, the two prominent catastrophe modeling companies made significant changes to their catastrophe models. These changes resulted in widely divergent results for the same or similar scenarios run through each company’s catastrophe model. Divergent model results reached for the same or similar catastrophe scenarios lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company- or state-specific policy language, demand surge for labor and materials and loss settlement expenses, which are subject to wide variation by catastrophe.

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

•

Our reserves for property and casualty insurance losses and costs related to settlement of property and casualty losses and our life reserves may be inadequate, which would have an unfavorable impact on our financial results.

Our reserves for claims and future policy benefits may prove to be inadequate, which may result in future charges to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries. We establish property and casualty loss reserves based on assumptions and estimates of damages and liabilities incurred. Griffith, Ballard and Company, our independent actuary, calculates reserves for our life insurance products based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid.

Our property and casualty loss reserves are only estimates; we determine the amount of these loss reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts of benefits

United Fire & Casualty Company and Subsidiaries

and claims that we will pay or the timing of payment of benefits and claims. The following factors may have a substantial impact on our future loss reserve development:

o	The length of time between the actual occurrence of a claim and the report date of the claim;
o	The amounts of claims settlements and awards;
o	Changes in the cost of medical care, including the effect of inflation;
o	The cost of home/business repair, including the effect of inflation and the accessibility of labor and materials;
o	State regulatory requirements; and
o	The judicial environment, including, but not limited to, changes in case law, the impact of jury awards and the interpretation of policy provisions.

Actual losses and loss settlement expenses paid might exceed our loss reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we would have to increase our loss reserves and incur charges to our earnings. These charges could be material.

•	The cyclical nature of the property and casualty insurance business may affect our financial performance.

The financial results of companies in the property and casualty insurance industry historically have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. We expect these cycles to continue. Premium rates for property and casualty insurance are influenced by factors that are outside of our control, including market and competitive conditions and regulatory issues. Soft market conditions could require us to reduce premiums, limit premium increases, or discontinue offering certain of our insurance products in one or more states, resulting in a reduction in our premiums written and in our profit margins and revenues. The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on the results of our operations and financial condition.

•

We are subject to interest rate fluctuations and declines in the value of investments held in our investment portfolio due to various market factors, including declines in credit quality related to individual investments held in our investment portfolio, that could negatively affect our profitability.

We are subject to the negative effects of interest rate fluctuations and other market changes, to declines in value due to market valuations and to declines in credit quality related to individual investments held in our investment portfolio. Some of our products, principally fixed annuities, expose us to the risk that changes in interest rates will reduce our “spread,” which is the difference between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our investments intended to support our obligations under the contracts.

In periods of increasing interest rates, we may not be able to replace our invested assets with higher-yielding assets to the extent needed to fund the higher rates we must pay with respect to our interest-sensitive products to keep them competitive. Consequently, we may have to accept a lower spread and thus lower profitability, or face a decline in sales and loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding instruments than previously available. Moreover, borrowers may prepay fixed income securities, commercial mortgages, and mortgage-backed securities in which we have invested in order to borrow at lower market rates, exacerbating this risk. Because we are entitled to reset the interest rates on our annuities only at limited, pre-established intervals and because many of our policies have guaranteed interest rates, our spreads could decrease and potentially become negative.

Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us from fluctuations in interest

United Fire & Casualty Company and Subsidiaries

rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (85.7 percent at December 31, 2007) of our investment portfolio in fixed income securities, including our portfolio of preferred debt trading securities. The fair value of these investments generally increases or decreases in an inverse relationship with changes in interest rates. We classify the majority (98.5 percent, at December 31, 2007) of our fixed income securities as available-for-sale. We must report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which would affect our stockholders’ equity.

Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. For example, due to increasing interest rates on alternative investments, we experienced surrenders and withdrawals on our annuity products totaling $152.8 million in 2007 compared to $159.6 million in 2006. These withdrawals and terminations may require us to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses in the current period.

The fair value of securities in our investment portfolio may fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Changes in the fair value of securities in our investment portfolio could result in realized or unrealized investment losses, thereby affecting our stockholders’ equity.

We are exposed to the chance that issuers of bonds that we hold will not be able to pay principal or interest when it is due. Credit defaults and impairments may cause write-downs in the value of the bonds we hold. Pervasive deterioration in the credit quality of issuers, changes in interest rate levels and changes in interest rate spreads between types of investments could significantly affect the value of our invested assets and our earnings.

•	The outcome of current industry investigations and regulatory proposals could adversely affect our financial condition and results of operations.

The insurance (and insurance brokerage) industry has become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices, improper claims handling and other alleged misconduct, including the practices surrounding the placement of insurance business and misrepresentation in the scope of coverage. Formal and informal inquiries have been made of a large segment of the industry, and a large number of companies in the industry have received or may receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. While we have no reason to believe that we will be targeted, these efforts are expected to result in both enforcement actions and proposals for new state and federal regulation, which may have a negative effect on our results of operations and financial condition.

•	The effects of emerging claim and coverage issues and class actions on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims. Examples of these issues include:

o	Judicial expansion of policy coverage and the impact of new theories of liability.
o	An increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claim-handling and other practices.
o	An increase in the variety, number and size of claims relating to construction defects, which often present complex coverage and damage valuation questions.
o	Adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.

United Fire & Casualty Company and Subsidiaries

o	An increase in the number and size of claims related to expenses for testing and remediation of mold conditions.

In addition, we have been the target of a number of class action lawsuits arising from Hurricane Katrina relating to allegations of improper claims settlement practices, misrepresentations in the scope of coverage and other matters. It is difficult to predict the outcome of these lawsuits, whether they will expand into other areas not yet contemplated, and whether activities and practices currently thought to be lawful will be characterized as unlawful. It is also difficult to predict the impact, if any, on our business and financial condition. However, rulings adverse to us in pending litigation arising from Hurricane Katrina would likely have a material adverse effect on our financial position, as well as on our results of operations.

Please refer to Part I, Item 3, “Legal Proceedings” for further discussion on our class action and individual lawsuits.

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

o

Required licensing. We and our insurance company subsidiaries operate under licenses issued by various state insurance agencies. If a regulatory authority were to revoke an existing license or deny or delay granting a new license, our ability to continue to sell insurance in or to enter or offer new insurance products in that market would be substantially impaired.

o

Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. When our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise premium rates in the future, even if the property and casualty industry generally is not experiencing regulatory resistance to premium rate increases. If premium rate increases we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state would be substantially impaired.

o

Restrictions on cancellation, nonrenewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state, except pursuant to a plan that is approved by the state insurance department. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products.

o

Risk-based capital and capital adequacy requirements. We and our insurance company subsidiaries and affiliate are subject to risk-based capital requirements, or RBC requirements, that require us and our insurance company subsidiaries to report our results of risk-based capital calculations to state insurance departments and the National Association of Insurance Commissioners. Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

o

Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliate generally must be disclosed to—and in some cases approved by—state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

o

Required participation in guaranty funds and assigned risk pools. Certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations, or require the insurer to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise

United Fire & Casualty Company and Subsidiaries

charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired premium rates, possibly leading to an unacceptable return on equity. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and our ability to recoup these assessments through adequate premium rate increases may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These state funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

o

Restrictions on the amount, type, nature, quality and concentration of investments. The various states in which we operate have certain restrictions on the amount, type, nature, quality and concentration of our investments. Generally speaking, these regulations require us to be conservative in the nature and quality of our investments and restrict our ability to invest in riskier, but often higher yield investments. These restrictions may make it more difficult for us to obtain our desired investment results.

o	Required methods of accounting. Statutory accounting principles imposed upon us by the state insurance departments tend to be more conservative in nature than GAAP.
o

State and federal tax laws. Under current federal and state income tax law, our life insurance and annuity products receive favorable tax treatment. This favorable treatment may give these products a competitive advantage over other non-insurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.

o

Periodic financial and market conduct examinations. We are subject to periodic financial and market conduct examinations by the insurance departments in the various states in which we operate. Generally speaking, it is only states in which we have a company incorporated. Occasionally, however, we are examined by states in which we do not have a company incorporated. The costs of these examinations are borne by us and in any given year may contribute to our administrative expenses.

Compliance with these state laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely premium rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets, and otherwise continue to operate our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.

•	Unauthorized data access and other security breaches could have an adverse impact on our business and reputation.

Security breaches and other improper accessing of data in our facilities, networks or databases could result in loss or theft of data and information or systems’ interruptions that may expose us to liability and have an adverse impact on our business. Moreover, any compromise of the security of our data could harm our reputation and business. There can be no assurances that we will be able to implement security measures adequate to prevent every security breach.

•	A reduction in our financial strength ratings could adversely affect our business and financial condition.

Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A”

United Fire & Casualty Company and Subsidiaries

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

We believe that the rating assigned by A.M. Best is an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best ratings below “A-” would prevent us from issuing policies to a majority of our insureds or other potential insureds with similar ratings requirements. In addition, a ratings downgrade for our property and casualty insurers by A.M. Best below “A” would constitute an event of default under our credit facility.

•	Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner or at all.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk that we and our insurance company subsidiaries and affiliate underwrite. The availability and cost of reinsurance is subject to market conditions that are beyond our control. The availability and cost of the reinsurance we purchase may affect the level of our business and profitability. Although we purposely work with several reinsurance intermediaries and reinsurers, we may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable premium rates. Moreover, there may be a situation in which we have more than two catastrophic events within one policy year. Because our current catastrophe reinsurance program only allows for one automatic reinstatement at an additional reinstatement premium, we would be required to obtain a new catastrophe reinsurance policy to maintain our current level of catastrophe reinsurance coverage. Such coverage may be difficult to obtain, particularly if it is necessary to do so during hurricane season following the second catastrophe. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Our ability to collect reinsurance recoverables may be subject to uncertainty. Our losses must meet the qualifying conditions of the reinsurance contract. Reinsurers must also have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Particularly, following a major catastrophic event, our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results and financial condition.

•	Our geographic concentration in both our property and casualty insurance and life insurance segments ties our performance to the business, economic and regulatory conditions of certain states.

The following states provided 54.4 percent of the direct premium volume in the property and casualty insurance segment in 2007: Texas (13.3 percent), Iowa (13.0 percent), Colorado (10.7 percent), Louisiana (8.8 percent) and Missouri (8.6 percent). The following states provided 74.8 percent of the direct statutory premium volume in the life insurance segment in 2007: Iowa (40.4 percent), Minnesota (10.4 percent), Wisconsin (8.9 percent), Nebraska (7.7 percent) and Illinois (7.4 percent). Our revenues and profitability are subject to the prevailing regulatory, legal,

United Fire & Casualty Company and Subsidiaries

economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property and casualty insurance policies.

•	We face significant competitive pressures in our business that could cause demand for our products to fall and reduce our revenue and profitability.

The insurance industry is highly competitive. In our property and casualty insurance business and in our life insurance business, we compete, and will continue to compete, with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies. Some of our competitors have far greater financial and marketing resources than we do. Our premium revenue and our profitability could decline if we lose business to competitors offering similar or better products at or below our prices. We price our insurance products based on estimated profit margins, and we would not be able to significantly reduce our current estimated profit margins in the near future. Some of our competitors, however, are better capitalized than we are and may be able to withstand significant reductions in their profit margins. If our competitors decide to target our policyholder base by offering lower-priced insurance, we may not be able to respond competitively, which could reduce our revenue and our profitability.

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

The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss of part or the entire amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

o	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;
o	Investor perceptions of the insurance industry in general and our company in particular;
o	Market conditions in the insurance industry and any significant volatility in the market;
o	Major catastrophic events; and
o	Departure of our key personnel.
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

o

Our board of directors is divided into three classes. At any annual meeting of our stockholders, our stockholders only have the right to appoint approximately one-third of the directors on our board of

United Fire & Casualty Company and Subsidiaries

directors. Consequently, it will take at least two annual stockholder meetings to effect a change in control of our board of directors.

o	Our articles of incorporation limit rights of stockholders to call special meetings of stockholders.
o

Our articles of incorporation set the minimum number of directors constituting the entire board of directors at nine and the maximum at 15, and they require approval of holders of two-thirds of all outstanding shares to amend these provisions.

o

Our articles of incorporation require the affirmative vote of two-thirds of all outstanding shares to approve any plan of merger, consolidation, or sale or exchange of all—or substantially all—of our assets.

o	Our board of directors may fill vacancies on the board of directors.
o

Our board of directors has the authority, without further approval of our stockholders, to issue “blank check” preferred shares having such rights, preferences and privileges as the board of directors may determine.

o	Section 490.1110 of the Iowa Business Corporation Act imposes restrictions on mergers and other business combinations between us and any holder of 10.0 percent or more of our common stock.
o

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

Based upon the number of shares of our common stock outstanding as of December 31, 2007, our largest stockholder will have a beneficial interest in, and the power to vote or control the disposition of, approximately 14.2 percent of our issued and outstanding common stock. He is in a position to strongly influence the outcome of substantially all corporate actions requiring stockholder approval, including mergers involving our company, sales of all, or substantially all, of our assets and the adoption of amendments to our articles of incorporation. Also, he may have interests different than, or adverse to, those of our other stockholders.

United Fire & Casualty Company and Subsidiaries

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

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters –
Cedar Rapids, Iowa (118 Second Ave.)	Corporate Administration, Property and Casualty Segment	Owned	N/A
Cedar Rapids, Iowa (119 Second Ave.)	Corporate Administration, Life Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (109 Second Street)	Corporate Administration	Leased	December 31, 2010 and April 30, 2012
Denver Regional Office – Westminster, Colorado	Property and Casualty Segment	Leased	June 30, 2015
Gulf Coast Regional Office – Galveston, Texas	Property and Casualty Segment	Leased	November 30, 2014
New Orleans Claims Office – Metairie, Louisiana	Property and Casualty Segment	Leased	September 30, 2009

United Fire & Casualty Company and Subsidiaries

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of December 31, 2007, there were in excess of 400 such cases pending, approximately 20 of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages while other cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by us and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of Orleans Levee District. They claim that the Levee District was negligent in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. On August 2, 2007 the United States Court of Appeals, Fifth Circuit, issued an opinion reversing the District Court and finding the water damage exclusion to be unambiguous and enforceable. The plaintiffs in these cases have sought review in the United States Supreme Court.

Cases interpreting the water damage exclusion are also proceeding in the Louisiana state court system. A state trial court decision that adopted the legal reasoning of the (now reversed) Federal District Court was upheld by a divided Louisiana Court of Appeals. That court agreed with the trial court that the flood damage exclusion in a commercial property policy was ambiguous. The Louisiana Supreme Court has accepted this case for review. Activity in much of the hurricane-related litigation is at a standstill pending a decision by the Louisiana Supreme Court.

We intend to vigorously defend the flood exclusion matter and other cases related to losses incurred in connection with Hurricane Katrina. While we believe that the flood exclusion at issue is unambiguous and enforceable, the Louisiana Supreme Court could rule that our flood exclusions do not exclude losses from flooding caused by third-party negligence, that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril. Such a ruling would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and loss settlement expense reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves should be adequate. However, our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims.

We consider all of our other litigation pending at December 31, 2007, to be ordinary, routine, and incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2007.

United Fire & Casualty Company and Subsidiaries

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

United Fire’s common stock is traded on the NASDAQ Stock Market under the symbol UFCS. On February 1, 2008, there were 929 holders of record of United Fire common stock. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name. The table below sets forth the high and low bid quotations for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. The table below shows the quarterly cash dividends declared in 2007 and 2006. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We have paid dividends every quarter since March 1968.

State law permits the payment of dividends only from statutory accumulated earned profits arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the usual course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to similar state law restrictions on dividends.

Information about securities authorized for issuance under equity compensation plans is incorporated by reference from Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

	Share Price		Cash Dividends
	High	Low	Declared
2007
Quarter Ended:
March 31	$36.65	$32.57	$0.135
June 30	40.18	34.27	0.135
September 30	43.31	33.19	0.135
December 31	42.99	28.41	0.15

2006
Quarter Ended:
March 31	$42.33	$32.14	$0.12
June 30	33.39	27.50	0.12
September 30	31.47	27.63	0.12
December 31	37.32	30.69	0.135

United Fire & Casualty Company and Subsidiaries

In August 2007, our Board of Directors authorized us to repurchase an up to an additional 600,000 shares of our common stock, raising our total repurchase authorization to 687,167 shares. The following table shows the authorizations and stock repurchases made during the fourth quarter. For a more detailed discussion of our stock repurchase plan, refer to the “Financial Overview” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/07 – 10/31/07	100,000	$33.37	100,000	387,167
11/1/07 – 11/30/07	124,100	$29.38	124,100	263,067
12/1/07 – 12/31/07	73,400	$29.23	73,400	189,667

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 2002, and reinvestment of dividends.

The following table shows the raw data used in the Total Return Performance graph above.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United Fire & Casualty Company	$100.00	$123.32	$209.15	$254.08	$224.90	$188.52
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.27
SNL Insurance P&C	100.00	123.73	135.62	148.25	172.81	186.59
SNL Insurance	100.00	124.94	144.22	168.70	185.41	186.58

United Fire & Casualty Company and Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands Except Per Share Data)
Years Ended December 31	2007	2006	2005	2004	2003
Total assets	$2,760,554	$2,776,067	$2,721,924	$2,570,387	$2,405,155

Redeemable preferred stock	—	—	—	65,789	65,456

Revenues
Net premiums earned	505,763	503,122	495,516	492,291	464,595
Investment income, net	122,439	121,981	118,847	111,474	108,540
Realized investment gains (losses), net	9,670	9,965	4,540	4,060	(1,691)
Other income	654	532	702	300	1,841

Net income	111,392	88,085	9,044	78,817	55,574

Preferred stock dividends and accretions	—	—	4,106	4,742	4,742
Basic earnings per common share	4.04	3.37	0.22	3.68	2.53
Diluted earnings per common share	4.03	3.36	0.22	3.34	2.36

Cash dividends declared per common share	0.555	0.495	0.48	0.42	0.39

The selected financial data herein has been derived from the consolidated financial statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Consolidated Financial Statements and Related Notes.” The 2004 and prior amounts reflect the retroactive effects of our December 15, 2004, one-for-one stock dividend.

United Fire & Casualty Company and Subsidiaries

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

• Forward-Looking Statements
• Overview and Outlook
o Our Business
o Financial Overview
o Enterprise Risk Management
• Results of Operations
o Property and Casualty Insurance Segment
o Life Insurance Segment
o Investment Results
o Federal Income Taxes
• Investments
• Liquidity and Capital Resources
o Sources and Uses of Funds
o Liquidity
o Recent Activity
o Capital Resources
• Stockholders’ Equity
• Contractual Obligations and Commitments
• Critical Accounting Estimates
o Investment Valuation
o Deferred Policy Acquisition Costs – Property and Casualty Insurance Segment
o Deferred Policy Acquisition Costs – Life Insurance Segment
o Loss and Loss Settlement Expenses – Property and Casualty Insurance Segment
o Future Policy Benefits and Losses, Claims and Loss Settlement Expenses – Life Insurance Segment
• New Accounting Standards
• Non-GAAP Financial Measures

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

United Fire & Casualty Company and Subsidiaries

• The adequacy of our loss reserves established for Hurricane Katrina and Hurricane Rita, which are based on management estimates.
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
• Our relationship with our reinsurers.
• Our relationship with our agents.
• The pricing of our products.
• The adequacy of the reinsurance coverage that we purchase.

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

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A “Risk Factors” of this document.

OVERVIEW AND OUTLOOK

Our business

We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums are written in Iowa, Texas, Colorado, Louisiana and Missouri. Approximately three-fourths of our life insurance premiums are written in Iowa, Minnesota, Wisconsin, Nebraska and Illinois.

We conduct our operations through two distinct segments: property and casualty insurance and life insurance. We manage these segments separately because they generally do not share the same customer base, and they each have different pricing and expense structures. We evaluate segment profit based upon operating and investment results. Segment profit or loss described in the following sections of the Management’s Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part II, Item 8, Note 11 “Segment Information” to the Consolidated Financial Statements.

Our revenue is primarily composed of premiums and investment income. Major categories of expenses include losses and loss settlement expenses, changes in reserves for future policy benefits, operating expenses and interest on policyholders’ accounts. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.

Our business is cyclical in nature and is influenced by many factors, including price competition, economic conditions, interest rates, weather-related events and other catastrophes including natural (for example hurricanes and tornados) and man-made disasters, state regulations, court decisions and changes in the law.

United Fire & Casualty Company and Subsidiaries

Financial overview

In 2007, we attained record net income of $111.4 million, compared to $88.1 million in 2006 and $9.0 million in 2005. The strength of our underwriting and overall financial results in 2007 can be attributed to a relatively low level of claim activity related to catastrophes during the year. We also emphasized writing quality business – one of our company’s core objectives – and had favorable results in our non-catastrophe claim activity in each of the past three years. Our results in 2005 were significantly impacted by losses from Hurricane Katrina. Additional development on Hurricane Katrina losses continued to impact our results in 2006.

An additional measure of our results is the combined ratio. The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio (losses and loss settlement expenses incurred as a percent of net premiums earned) plus the expense ratio (underwriting expenses as a percent of net written premiums, if calculated on a statutory basis, or net earned premiums, if calculated on a GAAP basis). A combined ratio below 100 percent generally indicates a profitable book of business. Our GAAP combined ratio was 81.3 percent, 87.9 percent and 111.3 percent in 2007, 2006 and 2005, respectively. Our statutory combined ratio was 82.1 percent, 89.7 percent and 112.5 percent in 2007, 2006 and 2005, respectively. The statutory combined ratio for the property and casualty industry is projected by A.M. Best to be 95.6 percent for 2007. The industry statutory combined ratio was 92.4 percent in 2006 and 101.2 percent in 2005.

In the wake of record losses related to Hurricane Katrina and Hurricane Rita, we disclosed in 2006 that we intended to reduce our property exposures in the Gulf Coast region, particularly in Louisiana, as a way to mitigate the catastrophe risk associated with this business. During 2007 we took steps to reduce our exposure in the Gulf Coast, including the implementation of stricter underwriting guidelines and policy terms, as well as significant premium rate increases in catastrophe-prone areas. These steps have reduced our probable maximum loss due to catastrophe in the Gulf Coast area by over 40 percent from pre-Hurricane Katrina levels. With the exposure reduction in Louisiana and increased catastrophe reinsurance protection, we believe that we would not exceed our catastrophe reinsurance coverage limits for any future catastrophes similar in magnitude and intensity to Hurricane Katrina, which was the costliest catastrophe in the history of our company.

Beginning in 2005, the property and casualty industry entered into a soft market, characterized by increased price competition and excess underwriting capacity. During the three years ended 2007, we have experienced an increasing rate of competition, which has resulted in decreasing levels of premium pricing in many of our lines of insurance and in many of the geographic areas in which we write, with the exception of coastal areas. The significant losses that the insurance industry suffered due to Hurricane Katrina created hard market conditions in the Gulf Coast region in both personal and commercial lines. However, many insurers, ourselves included, also experienced an increase in prices for property catastrophe reinsurance coverage.

We anticipate that the soft market and more competitive pricing environment will continue through 2008 and beyond. In order to mitigate the effects of a soft insurance market, we will focus on retaining good business and writing quality new business. We intend to capitalize on the strength of our existing agency relationships by emphasizing our highly educated and experienced underwriting staff and our ability and willingness to underwrite and accept unique risks. To aid in policy retention, we provide our agents with superior customer service, which includes personally answering the telephone instead of forcing agents to wade through a series of automated telephone prompts. We will continue to foster personal relationships with our agents by offering cost effective loss control programs and computer systems automation that simplifies and speeds up the process of quoting and writing policies. In 2007, our top 500 agencies generated approximately 88 percent of our underwriting profits. Therefore, the majority of our efforts will be focused on these most profitable agents. In 2008, we will evaluate the potential benefits of entering into additional niche markets.

During 2007, we began writing workers’ compensation in states where we had previously not offered this line of insurance. Currently, workers’ compensation insurance premiums account for approximately 10.0 percent of our direct premiums. In 2008, we plan to increase our writing of workers’ compensation business as a companion line to our other commercial insurance policies. We are developing new underwriting tools and loss control services that will allow us to more effectively evaluate and mitigate risks, improving profitability in this line of business.

United Fire & Casualty Company and Subsidiaries

A lingering challenge from Hurricane Katrina remains policyholder litigation. United Fire & Casualty Company and our Louisiana property and casualty insurance subsidiary, Lafayette Insurance Company, along with many other insurers in the Louisiana market, are named defendants in litigation generated by this catastrophe. Refer to Part I, Item 3 “Legal Proceedings” for a discussion of this litigation and its potential impact to our operations.

The strong results and steady income produced by our life insurance segment has historically helped offset the volatility of our property and casualty insurance earnings due to the cyclical nature of the property and casualty insurance business. In order to maintain profitability within our life insurance segment we will continue to diversify our product offerings in response to industry needs. In 2007 we introduced a new universal life product that combined the most popular features of and replaced our two existing universal life products. Our new universal life product includes a disability income rider with an increased monthly disability income benefit from $1,500 to $2,500. During 2007 we continued to see annuity withdrawals exceed new annuity deposits – although at a slower rate than experienced during 2006. The current interest rate environment presents a challenge to maintaining a profitable interest rate spread for our annuity business. We will continue monitoring annuity withdrawals closely to determine if interest rate adjustments become necessary in the future. Despite these challenges, we remain optimistic about the future of our life insurance business.

In August 2007, we announced that our Board of Directors authorized us to repurchase up to an additional 600,000 shares of our common stock, bringing our total repurchase authorization to 687,167 shares. Under this share repurchase program, we may purchase our common stock from time to time through open market or privately negotiated transactions. The amount and timing of stock repurchases is determined at the discretion of management and depends on a number of factors, including the price of our common stock, general market and economic conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued by us at any time.

We are faced with the challenge of balancing the capital adequacy requirements established by A.M. Best with market expectations regarding returns on equity investment. We currently consider our stock to be undervalued and, therefore, a good investment opportunity for our capital resources. During the last two quarters of 2007, we repurchased 497,500 shares of our common stock and returned them to the status of authorized but unissued shares. For a more detailed accounting of the shares repurchased under this program, refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

On February 15, 2008, our Board of Directors authorized us to repurchase up to an additional 500,000 shares of common stock. As of February 15, 2008, our remaining repurchase authorization is 689,667 shares.

Enterprise risk management

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

In 2007, we continued formalizing our ERM processes. We employ a multi-disciplinary approach to risk identification and evaluation – from claims to underwriting to financial to investments. Members of our ERM committee include our chief executive officer, chief financial officer, executive vice president, vice president of claims, vice president of corporate underwriting, chief investment officer and vice president/chief operating officer of our life insurance subsidiary (United Life Insurance Company), and United Life Insurance Company’s independent actuary. This committee met several times during the year to review the structure for our risk management process.

During its meetings, the ERM committee discussed the risks that our company faces, as well as the controls that are in place to mitigate those risks. These are not new ideas – management has actively and successfully managed risks

United Fire & Casualty Company and Subsidiaries

throughout our company’s history. Collectively, the committee has identified two broad categories of risk faced by our company – insurance risk and operational risk. Types of insurance risks generally include, but are not limited to, those risks associated with geographical concentrations of property insured, business mix, catastrophe modeling, underwriting practices, loss reserving practices, policy pricing, and the actions of our competitors. Types of operational risks we face generally include, but are not limited to, those risks associated with business continuity planning, information technology, executive succession planning, regulatory and legal compliance, diversification of investments and the application of accounting policies and procedures.

ERM issues are discussed both during our quarterly Board of Directors meetings and at our semi-annual managers meetings. At these meetings, directors and managers are updated on ERM issues and the ongoing efforts of the ERM committee. The work of our ERM committee has led to the development of new tools designed to aid in the evaluation and mitigation of underwriting risks.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Consolidated Results of Operations	(Dollars in Thousands)			% Change
Years ended December 31	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues
Net premiums earned	$505,763	$503,122	$495,516	0.5%	1.5%
Investment income, net	122,439	121,981	118,847	0.4%	2. 6%
Realized investment gains	9,670	9,965	4,540	-3.0%	119.5%
Other income	654	532	702	22.9%	-24.2%
Total Revenues	$638,526	$635,600	$619,605	0.5%	2.6%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$260,714	$292,789	$392,228	-11.0%	-25.4%
Increase in liability for future policy benefits	15,666	19,737	17,666	-20.6%	11.7%
Amortization of deferred policy acquisition costs	136,805	126,898	115,473	7.8%	9.9%
Other underwriting expenses	22,918	21,525	32,955	6.5%	-34.7%
Interest on policyholders' accounts	43,089	49,159	54,727	-12.3%	-10.2%
Total Benefits, Losses and Expenses	$479,192	$510,108	$613,049	-6.1%	-16.8%

Income before income taxes	159,334	125,492	6,556	N/A	N/A
Federal income tax expense (benefit)	47,942	37,407	(2,488)	N/A	N/A
Net Income	$111,392	$88,085	$9,044	N/A	N/A

Basic EPS	$4.04	$3.37	$0.22	N/A	N/A
Diluted EPS	4.03	3.36	0.22	N/A	N/A

Our overall operating results have improved over the past three years. In 2007, we experienced a lower-than-normal level of catastrophe losses and continued to experience favorable results in most of our lines of business. Results in 2006 and 2005 were negatively impacted by Hurricane Katrina losses. The results in 2006 and 2005 without the impact of Hurricane Katrina were favorable, attesting to the quality of our core book of business. In addition, our life segment provided a steady stream of pre-tax income in each of the three years; $20.3 million in 2007, $21.9 million in 2006 and $21.4 million in 2005.

There has been slow growth in our net premiums earned over the past three years. Moderate increases in property and casualty premiums have been offset by moderate decreases in life insurance premiums. In the property and casualty segment, competitive market conditions have led to pricing reductions. Premium writings also decreased in 2007 as a result of our planned reduction of property exposures in Louisiana. However, some of this decrease was offset by pricing increases, specifically in hurricane-exposed regions.

United Fire & Casualty Company and Subsidiaries

The commercial lines pricing environment continues to be competitive, with an average of mid-single digit percentage decreases in premium. In nearly every geographic location in which we do business, we are experiencing pricing pressure on renewal accounts, especially midsize and large accounts. The personal lines pricing environment also continues to be very competitive both in the auto and homeowners lines of business, with an average of mid-single digit percentage decreases in non-catastrophe exposed states.

Fortunately, we have been successful in retaining a high percentage of our quality accounts, so despite pricing reductions on these accounts they have continued to be profitable. In addition, we have been able to write new business, which has also been profitable.

Net investment income has increased moderately since 2005. In the life segment, our investment portfolio has decreased due to an outflow of annuity funds. Cash generated from operating results in the property and casualty segment has led to an increase in investable funds. During 2006 and 2007 we shortened the duration of our portfolio due to the interest rate environment. Over the past two years, short-term rates of return have generally exceeded long-term rates. Despite this recent short-term emphasis, we have actively managed the duration of our portfolio to attain an appropriate matching of assets to liabilities.

Property and casualty insurance segment

Property & Casualty Segment Results of Operations
(Dollars in Thousands)				% Change
Years ended December 31	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net premiums written (1)	$470,402	$476,402	$453,683	-1.3%	5.0%
Net premiums earned	$473,134	$467,031	$456,147	1.3%	2. 4%
Loss and loss settlement expenses	245,845	278,504	375,858	-11.7%	-25.9%
Amortization of deferred policy acquisition costs	123,420	118,756	106,348	3.9%	11.7%
Other underwriting expenses	15,378	13,269	25,536	15.9%	-48.0%
Underwriting income (loss)	$88,491	$56,502	$(51,595)	56.6%	209.5%

Investment income, net	43,363	40,225	34,741	7.8%	15.8%
Realized investment gains	7,099	6,986	2,013	1.6%	247.2%
Other income (loss)	59	(108)	—	N/A	N/A
Income (loss) before income taxes	$139,012	$103,605	$(14,841)	34.2%	798.1%

(1) Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

Combined Ratio (GAAP Basis)				Increase (Decrease) in Ratios
Years ended December 31	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Loss ratio	52.0%	59.6%	82.4%	-7.6%	-22.8%
Expense ratio	29.3%	28.3%	28.9%	1.0%	-0.6%
Combined ratio (1)	81.3%	87.9%	111.3%	-6.6%	-23.4%
Combined ratio (without catastrophes) (1)	78.3%	75.1%	66.2%	3.2%	8.9%

(1) Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

The property and casualty insurance segment reported pretax income of $139.0 million in 2007 and $103.6 million in 2006, compared with a pretax loss of $14.8 million in 2005. The improvement in the 2007 and 2006 results compared to 2005, was primarily due to the significant impact Hurricane Katrina and Hurricane Rita had on our loss experience during 2005. The financial impact from these hurricanes was realized largely on our homeowners, allied lines and commercial multiple peril lines of business.

United Fire & Casualty Company and Subsidiaries

In the five years prior to 2005, our average catastrophe net losses incurred each year were approximately $21.0 million. In 2005, we incurred $197.1 million in catastrophes. Of this, $178.2 million was attributable to Hurricane Katrina. In 2006, our catastrophe losses totaled $59.8 million, with $31.7 million related to Hurricane Katrina development. In 2007, we incurred $14.1 million in catastrophe losses, with $6.3 million from Hurricane Katrina. In the months following Hurricane Katrina, we made the decision to reduce our property exposures along the Gulf Coast. Due to regulatory constraints, we were required to wait until 2007 to initiate our plan. In 2007, we exceeded our goal of reducing our property exposures in Louisiana, reducing the exposure by one-third. This planned reduction contributed to the flat growth in premium revenue between 2006 and 2007. In addition, premium growth was mitigated due to pricing declines, as a result of soft market conditions. Over the past two years, competitive pressure has led to pricing reductions in many of our lines of business, and in most areas in which we write, with the exception of catastrophe exposed areas. Since Hurricane Katrina, we have significantly increased our pricing in hurricane-exposed regions.

Without the impact of catastrophes, our results have been favorable. Over the past three years, there has been some deterioration in our combined ratio (without catastrophes), due primarily to pricing conditions. Also negatively impacting our non-catastrophe results in 2007 was an increase in claims frequency in the commercial auto line of business and an increase in claims severity in the other liability line of business. Further discussion about these lines as well as our other lines of business, are included in subsequent sections of this report.

Net investment income is discussed on a consolidated basis in a following section of this report.

Premiums

(Dollars in Thousands)				% Change
Years ended December 31	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Direct premiums written	$494,541	$504,420	$474,668	-2.0%	6.3%
Assumed premiums written	16,907	19,000	15,088	-11.0%	25. 9%
Ceded premiums written	(41,046)	(47,018)	(36,073)	-12.7%	30.3%
Net premiums written (1)	$470,402	$476,402	$453,683	-1.3%	5.0%
Net premiums earned	473,134	467,031	456,147	1.3%	2.4%

(1) Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

During 2006 and 2007, despite the soft market conditions, our retention rates of quality accounts have remained high. We attribute this success to our relationships with our agents and a superior level of customer service. We also sought to increase our level of business through new policyholders. We initiated and increased writings in four southern states in 2007 and added many new accounts in some of our Midwestern states. The new business has been generated through our existing independent agency force. In 2007, we targeted the workers’ compensation line of business for growth and were able to increase revenues for this line. We are working on a program of new underwriting tools, to be implemented in 2008 that we anticipate will contribute to the profitability in the workers’ compensation line of business.

Over the past three years, our commercial lines of business has accounted for over 90 percent of premium revenue. We do not anticipate that our current mix of business (commercial lines/personal lines) will change materially.

Since 2000, we have had only five active accounts in our assumed business and a number of assumed contracts that are in run-off. Late in 2006, we made the decision to cancel one of the largest remaining assumed contracts. This decision was made in response to an exposure base that was in excess of our risk tolerance levels as compared to the premium we were able to collect. In 2007, premium writings were down by 11.0 percent as a result of this decision. During 2008, there will be additional reductions in assumed business as the cancelled contract expires.

Net premiums earned are decreased by ceded premiums that we pay to reinsurers. In 2005, we paid an $8.0 million reinstatement premium for our catastrophe reinsurance coverage, due to the fact that we had exceeded our reinsurance limits of $125.0 million on Hurricane Katrina. In 2006, premium rates for our catastrophe and excess of

United Fire & Casualty Company and Subsidiaries

loss reinsurance increased substantially because of the significant losses incurred by reinsurers as a result of Hurricane Katrina and other catastrophes. Pricing of ceded reinsurance did not increase materially in 2007. Rather, the reduction in ceded premiums written in 2007, was due to the lower level of direct premiums written.

Losses and Loss Settlement Expenses

Each year, our results are impacted not only by losses that occur in the current year, but also by development on losses that have occurred in prior years. The development, which can have either a favorable or unfavorable impact on earnings, is due to paying losses at amounts different than what we reserved, or to changing loss reserve estimates based on new information that becomes available to us. For the past ten years, we have experienced a net redundancy due to losses that occurred in prior years. In 2007, we incurred losses of $245.8 million, of which $291.0 million were from losses that occurred in 2007. We had favorable development from prior years’ losses of $45.2 million. The redundancy was realized in each of our lines of business, with the exception of homeowners, which was attributable to Hurricane Katrina development.

In 2006, loss and loss settlement expenses incurred were $278.5 million, with $303.5 million of loss and loss settlement expenses that occurred in 2006 and a redundancy of $25.0 million ($62.2 million without the adverse development on Hurricane Katrina claims) on losses that occurred prior to 2006, which resulted from settling or re-estimating claims for less than reserved for at December 31, 2005. Due to Hurricane Katrina, our homeowners, allied lines and commercial multiple peril lines of business experienced a reserve deficiency, while our remaining lines of business experienced reserve redundancies for the year.

In 2005, loss and loss settlement expenses incurred were $375.9 million, which was comprised of $453.4 million that was attributable to losses that occurred in 2005 as offset by a $77.5 million redundancy on losses that occurred prior to 2005. This redundancy resulted from settling or re-estimating claims for less than reserved for at December 31, 2004. We experienced a reserve redundancy in each of our lines of business, with the exception of fidelity and surety.

Loss Reserves

We discuss our reserving process, which contributed to the favorable development of loss reserves in 2007, 2006 and 2005, under “Critical Accounting Estimates.” The majority of our business consists of short duration contracts. However, we consider our workers’ compensation and other liability lines of business to be long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.

The following table illustrates the primary components of the net loss redundancy we experienced in our reserves for 2007, 2006 and 2005.

(Dollars in Thousands)
Years ended December 31	2007	2006	2005
Savings from:
Salvage and subrogation	$11,637	$13,516	$6,669
Alternative dispute resolution	8,847	8,360	10,939
Workers' compensation medical bill review	4,113	2,071	1,560
Other	29,322	38,269	58,316
	53,919	62,216	77,484
Adverse development from Hurricane Katrina	(8,718)	(37,251)	—
Net redundancy	$45,201	$24,965	$77,484

United Fire & Casualty Company and Subsidiaries

Salvage is the sale of damaged goods, for which the insured has been indemnified for and for which the insured has transferred title to the insurance company. Salvage reduces the cost incurred for property losses. Subrogation also reduces the costs incurred for a loss by seeking payment from other parties involved in the loss and/or from the other parties’ insurance company. Alternative dispute resolution facilitates settlements and reduces defense and legal costs through processes such as mediation and arbitration. Workers’ compensation medical bill review is a system designed to detect duplicate billings, unrelated and unauthorized charges and coding discrepancies, as well as it ensures that we are billed for medical services according to the fee schedule designated by each state in which we have claims.

Our “other” redundancy is attributable to both the payment of claims in amounts other than the amounts reserved and changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. The additional information we consider is unique to each claim. Such information may include facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural.

The table on the following page depicts our net loss ratio for 2007, 2006 and 2005.

United Fire & Casualty Company and Subsidiaries

Years ended December 31		2007			2006			2005
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines:
Other liability (1)	$136,704	$55,354	40.5%	$130,358	$38,754	29.7%	$121,529	$37,822	31.1%
Fire and allied lines (2)	117,494	65,773	56.0	124,862	106,889	85.6	122,662	172,351	140.5
Automobile	99,004	63,509	64.1	95,443	55,422	58.1	93,740	42,269	45.1
Workers’ compensation	48,359	32,408	67.0	42,079	31,160	74.1	39,084	24,566	62.9
Fidelity and surety	21,848	2,121	9.7	22,021	7,741	35.2	25,202	11,670	46.3
Miscellaneous	851	413	48.5	867	134	15.5	813	216	26.6
Total commercial lines	$424,260	$219,578	51.8%	$415,630	$240,100	57.8%	$403,030	$288,894	71.7%

Personal lines:
Fire and allied lines (3)	$21,117	$12,434	58.9%	$20,511	$22,005	107.3%	$21,240	$61,363	288.9%
Automobile	13,764	8,561	62.2	16,427	7,771	47.3	20,421	9,458	46.3
Miscellaneous	311	353	N/A	332	502	N/A	528	1,086	N/A
Total personal lines	$35,192	$21,348	60.7%	$37,270	$30,278	81.2%	$42,189	$71,907	170.4%

Reinsurance assumed	$13,682	$4,919	36.0%	$14,131	$8,126	57.5%	$10,928	$15,057	137.8%

Total	$473,134	$245,845	52.0%	$467,031	$278,504	59.6%	$456,147	$375,858	82.4%

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

United Fire & Casualty Company and Subsidiaries

Commercial Lines

The net loss ratio in our commercial lines of business was 51.8 percent in 2007, 57.8 percent in 2006 and 71.7 percent in 2005. In our commercial property lines, the improvement was due primarily to the lower catastrophe losses experienced in 2007 and 2006 as compared to the losses experienced from Hurricane Katrina in 2005. The 2006 results in these lines were impacted by further development from Hurricane Katrina losses. Our commercial liability lines of business were not impacted materially by Hurricane Katrina. Across all of our commercial lines, pricing reductions impacted our results over the past three years, to varying degrees.

Commercial Fire and Allied Lines

Commercial fire and allied lines insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio for our commercial fire and allied lines was 56.0 percent in 2007, 85.6 percent in 2006 and 140.5 percent in 2005. The improvement in our 2007 results was due to a lower number of fires and storms occurring during the year as well as better catastrophe results than in prior years. The deterioration in the 2006 and 2005 results were a result of net catastrophe losses and loss settlement expenses from Hurricanes Katrina and Rita, which totaled $19.6 million and $126.1 million in this line of business during 2006 and 2005, respectively. Also, pricing in our commercial property lines of business decreased during 2007 and 2006, with the exception of catastrophe-prone areas along the Gulf Coast, primarily in Louisiana.

Other Liability

Our other liability line of insurance covers businesses for bodily injury liability and property damage arising from general business operations, accidents on their premises and products manufactured or sold. We reported a net loss ratio in this line of 40.5 percent in 2007, 29.7 percent in 2006 and 31.1 percent in 2005. The deterioration in the net loss ratio in 2007 was primarily related to increased severity. We had several large liability losses in 2007, but have detected no trends as to cause of loss or geographic location. We also experienced an increase in net premiums earned of 4.9 percent in 2007 over 2006, compared to an increase of 7.3 percent in 2006 over 2005, as a result of pricing initiatives in this particular line of business.

Commercial Automobile

Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Our company policy is to write only standard automobile insurance and we do not write coverage for large fleets of automobiles. Our net loss ratio in commercial automobile was 64.1 percent in 2007, 58.1 percent in 2006 and 45.1 percent in 2005. The deterioration in this line during 2007 was primarily due to a 3.8 percent increase in claim frequency as compared to 2006. The deterioration in this line during 2006 was primarily due to an increase in claim severity.

Workers’ Compensation

Our net loss ratio in the workers’ compensation line of business was 67.0 percent in 2007, 74.1 percent in 2006 and 62.9 percent in 2005. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts. The improvement in results in 2007 was due to lower severity, a slight decrease in our frequency and improvements in our medical review programs. The deterioration in workers’ compensation in 2006 was primarily due to an increase in claim severity.

During 2007, we introduced our workers’ compensation business into states where we had not previously written our workers’ compensation line and increased premium writings in states where we were already offering workers’

United Fire & Casualty Company and Subsidiaries

compensation insurance. The challenges facing workers’ compensation insurance providers include the state regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. We believe that our underwriting expertise, loss control service and medical review programs will enable us to be profitable in the workers’ compensation line of business. Currently, we have a project underway to introduce predictive modeling analytics into our workers’ compensation underwriting process, which we anticipate will further enhance our profitability.

Fidelity and Surety

Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access. The net loss ratio in this line was 9.7 percent in 2007, 35.2 percent in 2006 and 46.3 percent in 2005. The improvement in 2007 as compared to 2006 was the result of stricter underwriting guidelines, as well as a decrease in frequency and severity. In 2007, there were no new claims that exceeded our $1.5 million reinsurance retention level, compared to three such claims in 2006 and four such claims in 2005. The 2006 and 2005 underwriting results were adversely impacted primarily by bonded principals that defaulted on their bonded obligations after a determination was made that they did not have the financial wherewithal to complete the bonded projects, which required us to pay the outstanding obligations associated with those projects. In response to the poor performance in the surety line of business, we continue to improve our underwriting discipline by, among other things, requiring principals to provide more frequent financial statements, requiring principals to maintain higher levels of capitalization, limiting bonding on those principals showing signs of inadequate cash flow and requiring additional indemnity and collateral. Our changes have resulted in a slight reduction in premium revenue in both 2007 and 2006.

Personal Lines

In our personal lines business, the net loss ratio was 60.7 percent in 2007, 81.2 percent in 2006 and 170.4 percent in 2005. The improvement in the 2007 results is due primarily to the effect that Hurricanes Katrina and Rita had on our 2006 and 2005 results. The competitive market conditions also impacted our results in each of these years. During 2007, premium pricing in our personal auto line of business decreased, while in 2006 and 2005, pricing decreased in each of our lines of personal insurance business. In both fire and allied lines (including homeowners) and automobile, our policy counts decreased in both 2007 and 2006. In our homeowners business, the premium reduction due to the loss of business was more than offset by the significant increases in premium pricing in hurricane-exposed regions.

In 2006, we introduced our Signature Premier Homeowners Program in Illinois, Iowa, Minnesota, Missouri, South Dakota, Wisconsin, Indiana, Nebraska and New Mexico. During 2007, we launched this product in North Dakota, Wyoming and Texas. In 2008, we plan to offer this insurance coverage in Colorado. While the product is still new, we have been pleased with the increase in the number of policies that we have issued and with the overall results.

Catastrophe Reinsurance

While we purchase catastrophe reinsurance to protect ourselves against severe hurricanes, Hurricane Katrina resulted in a level of damage that we did not foresee and did not consider when we evaluated our reinsurance coverage for 2005. This resulted in a level of reinsurance coverage that did not adequately protect us from the devastation of Hurricane Katrina. During 2007 and 2006, in addition to strengthening our underwriting guidelines in the Gulf Coast region and reducing our exposure in Louisiana, we also evaluated and modified our catastrophe reinsurance coverage to lessen the impact of future catastrophes in this region. Refer to Part I, Item 1, “Reinsurance,” and Part II, Item 8, Note 5, “Reinsurance” for a more detailed discussion of our reinsurance programs.

United Fire & Casualty Company and Subsidiaries

Assumed Reinsurance

Our assumed reinsurance line of business improved in 2007 and 2006, reporting net loss ratios of 36.0 percent and 57.5 percent, respectively. The improvement in 2007 results was due to improved catastrophe loss development during the year. In 2005, the net loss ratio was 137.8 percent. The improvement in our net loss ratio from 2005 to 2006 was primarily due to the impact Hurricane Katrina and Hurricane Rita had on our assumed loss experience during 2005. In recent years, we have significantly reduced the level of our assumed reinsurance business. This decrease in assumed reinsurance business continued in 2007 with premium writing decreasing by 11.0 percent as the result of the cancellation of a large assumed contract. We anticipate more reductions in 2008 and in the future as the cancelled contract expires. We continue to have exposure, primarily with respect to catastrophe coverage related to the runoff business, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite.

Other Underwriting Expenses

Our other underwriting expenses increased between 2007 and 2006, which was attributable to an increase in benefit expenses, an increase in accounts receivable charged off and a fixed level of operating expenses on flat premium revenue growth.

Life insurance segment

Life Insurance Segment Results of Operations	(Dollars in Thousands)			% Change
Years ended December 31	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues
Net premiums written (1)	$31,447	$33,267	$33,944	-5.5%	-2. 0%
Net premiums earned	$32,629	$36,091	$39,369	-9.6%	-8. 3%
Investment income, net	79,076	81,756	84,105	-3.3%	-2. 8%
Realized investment gains	2,571	2,979	2,528	-13.7%	17.8%
Other income	595	640	702	-7.0%	-8.8%
Total Revenues	$114,871	$121,466	$126,704	-5.4%	-4.1%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$14,869	$14,285	$16,370	4.1%	-12.7%
Increase in liability for future policy benefits	15,666	19,737	17,666	-20.6%	11.7%
Amortization of deferred policy acquisition costs	13,385	8,142	9,125	64.4%	-10.8%
Other underwriting expenses	7,540	8,256	7,419	-8.7%	11.3%
Interest on policyholders’ accounts	43,089	49,159	54,727	-12.3%	-10.2%
Total Benefits, Losses and Expenses	$94,549	$99,579	$105,307	-5.1%	-5.4%

Income Before Income Taxes	$20,322	$21,887	$21,397	-7.2%	2.3%

Annuity deposits	$161,482	$145,345	$65,367	11.1%	122.4%
Annuity surrenders and withdrawals	152,829	159,569	96,628	-4.2%	65.1%

1. Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

Our life insurance segment produced a steady stream of pre-tax income since 2005; however, revenues and expenses decreased in all three years. Net premium earned decreased in 2006 and 2007 due to a decrease in the sales of single premium whole life insurance and the run-off of credit life insurance. We intend to continue offering single premium whole life insurance and are developing a plan to give more focus to the marketing of this product. Net investment income also decreased in each of the three years presented, due to both declining invested assets and market interest rates. Investment results are discussed on a consolidated basis in a following section of this report.

United Fire & Casualty Company and Subsidiaries

The fixed annuity deposits that we collect are not reported as net premiums earned under GAAP. Instead, we invest annuity deposits and record them as future policy benefits. The revenue that is generated from fixed annuity products consists of policy surrender charges and investment income earned. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our annuity products.

Our annuity deposits grew by 11.1 percent in 2007 and by 122.4 percent in 2006.The increasing levels of annuity deposits since 2005 is primarily due to an increase in renewals of existing annuities during 2006 and 2007. Beginning in 2005, we began to experience an increase in the amount of annuity surrenders and withdrawals. This activity increased significantly in 2006, and then decreased slightly in 2007. We attribute the level of annuity surrenders and withdrawals to the perceived attractiveness of other interest rate products, primarily bank CDs. We have the ability to adjust the rates that we credit on fixed annuity products; however, we did not raise our crediting rates to a point where our investment spread was compromised.

The reduction in annuity balances was the primary contributor to the decrease in interest on policyholders’ accounts, each year since 2005, as well as a decline in credited interest rates on in force annuity contracts.

The increase in amortization of deferred policy acquisition costs in 2007 was due primarily to changes in our annuity assumptions, with the largest component attributable to a change in our policy lapse assumption. We increased our assumption in response to the increased level of annuity surrenders in recent years and our expectations about the interest rate environment. Amortization of deferred policy acquisition costs decreased in 2006 compared to 2005, due to a decrease of volume in our credit life and health insurance. We stopped writing new business in these lines of insurance in 2004. Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our life segment’s deferred policy acquisition costs.

Investment results

(Dollars in Thousands)				% Change
As of and for the years ended December 31	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Investment income, net	$122,439	$121,981	$118,847	0.4%	2.6%
Net realized investment gains	9,670	9,965	4,540	-3.0%	119.5%
Net unrealized gains, after tax	85,579	93,519	86,440	-8.5%	8.2%
Other-than-temporary investment impairments	105	406	1,208	-74.1%	-66.4%

Over the past three years, our investment income has increased by 3.0 percent as a result of a 7.4 percent increase in the average invested assets which has offset the depressed market interest rates and the contraction of our annuity business during this period. More than 80.0 percent of our investment income originates from interest on fixed maturities. We derive our remaining investment income from dividends on equity securities, income from other long-term investments, interest on mortgage loans, interest on policy loans, interest on short-term investments and cash and cash equivalents and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was 5.5 percent in 2007, 5.7 percent in 2006 and 5.8 percent in 2005.

Net realized investment gains in 2007 were primarily due to cash received as a result of transactions that impacted companies whose securities we held. The increase in net realized gains in 2006, compared to 2005, is primarily attributable to the sale of our property and casualty insurance subsidiary, American Indemnity Company, in 2006, which resulted in a realized gain of $3.4 million.

As of December 31, 2007, we recorded net unrealized gains, after tax, of $85.6 million, compared to $93.5 million in 2006 and $86.4 million in 2005. In each of the three years, our portfolio of equity securities was the largest contributor to net unrealized gains. In 2007, depressed stock prices resulted in the decrease in unrealized gains,

United Fire & Casualty Company and Subsidiaries

particularly in our holdings in financial equity securities. We attribute the decreased stock prices to general market conditions.

Refer to “Critical Accounting Estimates” in this section for a detailed discussion of our policy for recording other-than-temporary impairment charges.

Changes in unrealized gains do not affect net income and earnings per common share but do impact comprehensive income, stockholders’ equity and book value per common share. We record unrealized losses subsequently identified as other-than-temporary impairments as a component of net realized investment gains. The amounts reported as net realized investment gains in 2007, 2006 and 2005 included other-than-temporary impairments of $.1 million, $.4 million and $1.2 million, respectively. Refer to “Critical Accounting Estimates” in this section for a presentation of our impairment policy.

Federal income taxes

Our effective federal income tax expense rate of 30.1 percent for 2007, 29.8 percent for 2006 and federal income tax benefit rate of 37.9 percent for 2005 varied from the applicable federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities and, in 2007 and 2006, the reduction in valuation allowance resulting from the utilization of a portion of the net operating loss related to American Indemnity Financial Corporation.

As of December 31, 2007, we have net operating loss carryforwards (“NOL”) totaling $17.2 million, all of which was acquired as part of our purchase of American Indemnity Financial Corporation in 1999. Such net operating losses are currently available to offset future taxable income of our property and casualty companies. NOLs totaling $.8 million and $5.5 million expire in 2010 and 2011, respectively.

Upon the purchase of American Indemnity Financial Corporation, we recorded a valuation allowance against the NOLs due to our determination that we may not be able to fully realize the benefits of the NOLs. At December 31, 2007 and 2006, the valuation allowance was $5.6 million and $6.2 million, respectively. Upon review each year, when we have determined that the benefit of the NOLs could be realized, the decrease in the valuation allowance has been recorded as a reduction to current federal income tax expense. The NOLs were not utilized in 2005 due to an operating loss caused by the losses from Hurricane Katrina. In future years, decreases to the valuation allowance will continue to be recognized as a reduction to current federal income tax expense.

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

United Fire & Casualty Company and Subsidiaries

The composition of our investment portfolio at December 31, 2007, is presented in the following table.

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$696,844	79.4%	$1,143,309	90.2%	$1,840,153	85.7%
Equity securities	156,797	17.8	20,923	1.6	177,720	8.3
Trading securities	10,793	1.2	—	—	10,793	0.5
Mortgage loans	—	—	19,161	1.5	19,161	0.9
Policy loans	—	—	7,622	0.6	7,622	0.4
Other long-term investments	12,793	1.5	—	—	12,793	0.6
Short-term investments	1,200	0.1	77,134	6.1	78,334	3.6
Total	$878,427	100.0%	$1,268,149	100.0%	$2,146,576	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2007, $1,812.8 million, or 98.5 percent, of our fixed maturities were classified as available-for-sale, compared with $1,808.2 million, or 97.6 percent, at December 31, 2006. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of December 31, 2007, 95.1 percent of our fixed maturities were investment grade, as defined by the National Association of Insurance Commissioners’ Securities Valuation Office, with ratings of Class 1 or Class 2.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Our sources of cash inflows are premiums, annuity deposits, sales, calls or maturity of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that approximate the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in fixed maturities.

Our uses of cash include losses and loss settlement expenses, annuity withdrawals, commissions, premium taxes, income taxes, operating expenses, dividends, and investment purchases. Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of catastrophe losses are inherently unpredictable and could increase our liquidity requirements.

Liquidity

Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. We have significant cash inflows from sales of investments and scheduled and unscheduled investment security maturities, redemptions and prepayments. These investing cash flows totaled $408.0 million, $372.1 million and $289.2 million in 2007, 2006 and 2005, respectively, which together with cash flows from operations were sufficient for our cash flow needs in both years.

If our operating and investing cash flows had not been sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not utilize our line of credit in 2007 or 2006, other than to secure letters of credit utilized in our reinsurance operations. As of December 31, 2007 and 2006, $.2 million of the line of credit was allocated for that purpose.

United Fire & Casualty Company and Subsidiaries

We invest funds available for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2007, our cash and cash equivalents included $110.5 million related to these money market accounts, compared with $48.6 million at December 31, 2006.

The insurance laws of the states and jurisdictions where we and our insurance subsidiaries and affiliate are domiciled restrict the timing and the amount of dividends we pay, or our subsidiaries and affiliate pay, without prior regulatory approval. In 2007, 2006 and 2005, United Fire received $4.0 million in dividends from its subsidiary, United Life Insurance Company. Pursuant to the sale of American Indemnity Company in May 2006, we implemented a plan of corporate reorganization. Part of this plan entailed the distribution of the majority of American Indemnity Company’s net assets to United Fire & Casualty Company. This distribution was recognized by United Fire as a $34.7 million intercompany dividend in 2006. Also, in 2007, United Fire received an $8.0 million dividend from American Indemnity Financial Corporation.

Recent Activity

Our cash flow activity for the past three years is summarized in the following table.

Cash Flow Summary	Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Cash provided by (used in):
Operating activities	$105,780	$104,457	$53,690
Investing activities	(16,332)	(30,119)	(183,744)
Financing activities	(91,928)	17,916	(12,730)
Net increase (decrease) in cash and cash equivalents	$(2,480)	$92,254	$(142,784)

As of December 31, 2007, our cash and cash equivalents totaled $252.6 million, compared with $255.0 million at December 31, 2006. In 2007 and 2006, our cash position was higher than historical levels. This was attributable to the flat to inverted yield curve. As short-term rates were equal to or higher than long-term rates over the past two years, we shortened the duration of our portfolio and invested in short-term money markets.

Net cash provided by operations varies with our underwriting profitability. Favorable underwriting results in each year contributed to an increase in our cash position. Additional increases to cash in 2006 included tax refunds and reinsurance recoveries received which related to Hurricanes Katrina and Rita.

Net cash outflows from investing activities have decreased each year since 2005. In May 2006, we received $107.0 million in net proceeds from the issuance of 4,025,000 shares of common stock. We subsequently invested a portion of these funds, keeping some of the proceeds in cash and cash equivalents. In 2007, we repurchased 497,500 shares of common stock, which reduced our investing purchase activity, compared to 2006.

Net cash flows from financing activities have been impacted by a combination of factors. Cash outflows associated with our life insurance segment’s annuity portfolio have increased in connection with the increased level of surrenders and withdrawals experienced in recent years. Net cash used in these activities totaled $61.7 million, $76.5 million and $1.3 million for 2007, 2006 and 2005, respectively. The increase in withdrawals is described in the “Life Insurance Segment” section. During 2007, pursuant to Board authorization, we repurchased 497,500 shares of common stock, which used cash totaling $16.1 million. Dividend payments to our common shareholders totaled $15.3 million in 2007, compared with $13.2 million in 2006 and $12.0 million in 2005, as we have increased the amount of our dividend per common share each year. Additionally, in 2006, we had proceeds (net of underwriting expenses) of $107.0 million due to the completion of our common stock offering.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increased from $680.8 million at December 31, 2006, to $751.5 million at December 31, 2007, an increase of 10.4 percent, which resulted primarily from net income of $111.4 million. Decreases to stockholders’

United Fire & Casualty Company and Subsidiaries

equity included dividends paid of $15.3 million, a reduction in net unrealized appreciation on investments of $7.9 million, net of tax, and the change in underfunded status of our employee benefit plans of $3.9 million, net of tax. Book value per share at December 31, 2007, was $27.63, compared with $24.62 at December 31, 2006.

As of December 31, 2007, we had authorization from the Board of Directors to repurchase an additional 189,667 shares of our common stock. On February 15, 2008, our Board of Directors authorized us to repurchase up to an additional 500,000 shares of common stock. As of February 15, 2008, our repurchase authorization is 689,667 shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2007.

(Dollars in Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefits (1)	$2,026,096	$249,883	$336,252	$329,966	$1,109,995
Loss and loss settlement expenses	496,083	186,026	190,127	74,412	45,518
Operating leases	23,037	4,390	7,813	5,300	5,534
Total	$2,545,216	$440,299	$534,192	$409,678	$1,161,047

(1) This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the consolidated balance sheet is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future policy benefits

Payment amounts for future policy benefit reserves must be actuarially estimated and are not determinable from the contract. The projected payments illustrated above are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances from our company upon the expiration of their contracts. Actual cash withdrawals could differ significantly from these estimates, depending upon the interest rate environment at the time of the contract expirations.

Loss and loss settlement expenses

The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. These amounts are based upon historical payment patterns and may not represent the actual future payments because the actual timing of the estimated future payments may vary from the stated contractual obligation. See “Critical Accounting Estimates: Loss and Loss Settlement Expenses – Property and Casualty Insurance Segment” in this section for further discussion.

Operating leases

Our operating lease obligations are primarily for the rental of office space, vehicles, computer equipment and office equipment.

At December 31, 2007, we have no off-balance sheet obligations or commitments.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these

United Fire & Casualty Company and Subsidiaries

Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting estimates are as follows.

Investment Valuation

Upon acquisition, we classify investment securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturities at amortized cost. We record available-for-sale fixed maturities, trading securities, equity securities, short-term investments and other long-term investments at fair value. We record mortgage loans at amortized cost and policy loans at the outstanding loan amount due from policyholders.

Determining Fair Value

In most cases, we use quoted market prices to determine the fair value of fixed maturities, trading securities, equity securities and short-term investments. Where quoted market prices are not available, we base fair value on estimated realizable value. For other long-term investments that primarily consist of holdings in limited partnership funds, we use the value determined by the various fund managers. We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

Other-Than-Temporary Impairment Charges

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires us to record other-than-temporary impairment charges when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. We include impairment charges on investments in net realized gains and losses based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As of December 31, 2007, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities totaled $17.6 million at December 31, 2007, compared with $14.2 million at December 31, 2006. At December 31, 2007, the largest unrealized loss, after tax, on any single fixed maturity or equity investment was $1.4 million. Our rationale for not recording other-than-temporary impairments on these securities is discussed in Part II, Item 8, Note 2, “Summary of Investments.”

Deferred Policy Acquisition Costs – Property and Casualty Insurance Segment

We record an asset for deferred policy acquisition costs, such as commissions, premium taxes and other variable costs incurred in connection with the writing of our property and casualty lines of business. As of December 31, 2007 and 2006, we reported $58.3 million in deferred policy acquisition costs. This asset is amortized over the life of the policies written, generally one year. We assess the recoverability of deferred policy acquisition costs on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized deferred policy acquisition costs and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium, that is, the line of business is expected to generate an operating loss, the excess is recognized as an offset against the asset established for deferred policy acquisition costs. This offset is referred to as a premium deficiency charge. If the amount of the premium deficiency charge is greater than the unamortized deferred policy acquisition cost asset, a liability will be recorded for the excess.

United Fire & Casualty Company and Subsidiaries

To calculate the premium deficiency charge, we estimate expected losses and loss settlement expenses by using an assumed loss and loss settlement expense ratio which approximates that of the recent past. This is the only assumption we utilize in our calculation. Changes in this assumption can have a significant impact on the amount of premium deficiency charge calculated. We do not consider anticipated investment income in determining the recoverability of deferred costs.

The following table illustrates the hypothetical impact on the premium deficiency charge recorded at December 31, 2007 of reasonably likely changes in the assumed loss and loss settlement expense ratio utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The base amount indicated below is the actual premium deficiency charge recorded as of December 31, 2007.

Sensitivity Analysis - Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(Dollars in Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimate	$-	$-	$9	$309	$2,819

Actual future results could differ materially from our current estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through income in the period the adjustments are identified. Due to changes in the estimated recoverability of our deferred policy acquisition costs, the premium deficiency charge calculated at December 31, 2006 decreased $7.3 million from the premium deficiency charge calculated at December 31, 2005. There was an immaterial change in premium deficiency between December 31, 2007 and December 31, 2006. A decrease in the premium deficiency charge allows us to defer comparatively more underwriting costs period over period, resulting in a relatively larger deferred acquisition cost asset. The changes in the estimated recoverability of our deferred policy acquisition costs are attributable to improvement in our underwriting experience over the recent past.

Deferred Policy Acquisition Costs – Life Insurance Segment

We record a deferred asset for our life insurance segment’s policy acquisition costs. At December 31, 2007, we had $70.7 million in deferred policy acquisition costs related to our life insurance segment, compared to $77.4 million at December 31, 2006. Substantially the entire asset relates to our universal life and investment (i.e. annuity) contracts, hereafter referred to as non-traditional business.

We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period of the applicable policies.

We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the present value of estimated expected gross profits. The components of gross profit include investment spread, mortality and expense margins and surrender charges. We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the amortization of the deferred policy acquisition cost asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate gross profit would have on the deferred policy acquisition cost asset for our non-traditional business recorded as of December 31, 2007. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense.

Sensitivity Analysis – Impact on DAC asset of changes in assumptions
(Dollars in Thousands)
Changes in assumptions	-10%	+10%
Interest rate spread assumption	$(1,591)	$1,534
Mortality experience assumption	2,393	(2,549)
Policy lapse experience assumption	2,538	(2,328)

United Fire & Casualty Company and Subsidiaries

A material change in these critical assumptions could have a negative or positive effect on our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.

The deferred policy acquisition costs in connection with our non-traditional business are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry fixed maturity securities available-for-sale at aggregate fair value, we make an adjustment to deferred policy acquisition costs equal to the change in amortization that would have been recorded if we had sold such securities at their stated aggregate fair value and reinvested the proceeds at current yields. We include the change in this adjustment, net of tax, as a component of accumulated other comprehensive income. This adjustment offset deferred policy acquisition costs by $8.0 million at December 31, 2007, compared with $4.1 million at December 31, 2006.

Loss and Loss Settlement Expenses – Property and Casualty Insurance Segment

Reserves for losses and loss settlement expenses are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves were $496.1 million in 2007 and $518.9 million in 2006. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers was $38.8 million in 2007 and $40.6 million in 2006. Our reserves by line of business as of December 31, 2007, were as follows.

(Dollars in Thousands)	Case-Basis	IBNR	Loss Settlement Expense	Total Reserves

Commercial lines:
Fire and allied lines (1)	$47,368	$7,715	$6,931	$62,014
Other liability (2)	81,536	31,170	63,584	176,290
Automobile	53,835	11,223	13,599	78,657
Workers' compensation	86,053	9,150	16,319	111,522
Fidelity and surety	5,150	97	871	6,118
Miscellaneous	268	103	42	413
Total commercial lines	$274,210	$59,458	$101,346	$435,014
Personal lines:
Automobile	5,097	829	1,099	7,025
Fire and allied lines (3)	17,745	1,912	1,658	21,315
Miscellaneous	1,218	51	266	1,535
Total personal lines	$24,060	$2,792	$3,023	$29,875
Reinsurance	8,647	22,350	197	31,194
Total	$306,917	$84,600	$104,566	$496,083

(1) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

Case-Basis Reserves

For each of our lines of business, with respect to reported claims, we establish reserves on a case-by-case basis. Our experienced claims personnel estimate these case-based reserves using adjusting guidelines established by management. Our goal is to set the case-based reserves at the ultimate expected loss amount as soon as possible after information about the claim becomes available.

Estimating case reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so based on our knowledge of

United Fire & Casualty Company and Subsidiaries

the circumstances and facts of the claim. Upon notice of a claim, we establish a reserve based on the claim information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigation of a claim develops, and as our claims personnel identify trends in claims activity, we refine and adjust our estimates of case reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full, with all salvage and subrogation claims being resolved.

Most of our insurance policies are written on an occurrence basis which provides coverage if a loss occurs in the policy period, even if the insured reports the loss many years later. For example, some general liability claims are reported 10 years or more after the policy period, and the workers’ compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant’s injury up to the lifetime of the claimant. In addition, final settlement of certain claims can be delayed for years or decades due to litigation or other reasons. Reserves for these claims require us to estimate future costs, including the effect of judicial actions, litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change in years after the policy was issued.

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

Our short-tail lines of business include fire and allied lines, homeowners, commercial property and inland marine. The amounts of the case-based reserves that we establish for claims in these lines depend upon various factors, such as individual claim facts (including type of coverage and severity of loss), company historical loss experience and trends in general economic conditions (including changes in replacement costs, medical costs and inflation).

For short-tail lines of business, the estimation of case-basis loss reserves is less complex than for long-tail lines because claims are generally reported and settled shortly after the loss occurs and because the claims relate to tangible property. Because of the relatively short time from claim occurrence to settlement, actual losses typically do not vary greatly from reserve estimates.

Our long-tail lines of business include workers’ compensation and other liability. In addition, certain product lines such as personal and commercial auto, commercial multi-peril and surety include some long-tail coverages and some short-tail coverages. For many liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability classes has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail classes is more complex and subject to a higher degree of variability than for short-tail classes.

The amounts of the case-based reserves that we establish for claims in long-tail lines depends upon various factors, including individual claim facts (including type of coverage, severity of loss and underlying policy limits), company historical loss experience, legislative enactments, judicial decisions, legal developments in the awarding of damages, changes in political attitudes and trends in general economic conditions, including inflation. As with the short-tail lines of business, we review and make changes to long-tail case-based reserves based on continually evolving facts as they become available to us during the claims settlement process. Our adjustments to case reserves are reflected in the financial statements in the period that new information arises about the claim. Examples of facts that become known that could cause us to change our case-based reserves include, but are not limited to: evidence that loss severity is different than previously assessed, new claimants who have presented claims and the assessment that no coverage exists.

United Fire & Casualty Company and Subsidiaries

IBNR Reserves

Incurred but not reported (“IBNR”) reserves are estimated liabilities, which we establish because claims are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions.

For both our short-tail and long-tail lines of business, we establish our reserves for IBNR claims by applying a factor to our current pool of in-force premium. This factor has been developed through a historical analysis of company experience as to what level of IBNR should be established to achieve an adequate IBNR reserve relative to our existing loss exposure base. Unique circumstances or trends which are evident as of the end of a given period may require us to refine our IBNR reserve calculation. This methodology for establishing our IBNR reserve has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates prepared by Regnier Consulting Group, an independent actuary which we utilize.

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

Loss Settlement Expense Reserves

Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish loss settlement expense reserves on a claim-by-claim basis. Instead, we examine the ratio of loss settlement expenses paid to losses paid over the most recent three-year period, by line. We use these factors and apply them to open reserves, including IBNR reserves. We develop these factors annually, each December and use them throughout the year, unless development patterns or emerging trends warrant adjustments to the factors.

Generally, the loss settlement expense reserves for long-tail lines are a greater portion of the overall reserves, as there is often substantial legal fees and other costs associated with the complex liability claims that are associated with long-tail lines. Because short-tail lines settle much more quickly and the costs are easier to determine, loss settlement expense reserves for short-tail claims constitute a smaller portion of the total reserves.

Reinsurance Reserves

The estimation of assumed and ceded reinsurance loss and loss settlement expense reserves is subject to the same factors as the estimation of loss and loss settlement expense reserves. In addition to those factors, which give rise to inherent uncertainties in establishing loss and loss settlement expense reserves, there exists a delay in our receipt of reported claims due to the procedure of having claims first reported through one or more intermediary insurers or reinsurers.

Key Assumptions

In establishing an estimate of loss and loss settlement reserves, management uses a number of key assumptions. They are as follows:

• To our knowledge, there are no new latent trends that would impact our case-basis reserves;
• Our case-basis reserves reflect the most up-to-date information available about the unique circumstances of each claim;
• No new judicial decisions or regulatory actions will increase our case-basis obligations;

United Fire & Casualty Company and Subsidiaries

• The historical patterns of claim frequency and claim severity utilized within our IBNR reserve calculation, without considering unusual events, are consistent and will continue to be consistent; and
• The company’s historical ratio of loss settlement expenses (“LAE”) paid to losses paid is consistent and will continue to be consistent.

Due to the inherent uncertainty in the loss reserving process, management believes that there is a reasonable chance that modification to the key assumptions listed above could individually, or in aggregate, result in reserve levels that are misstated either above or below the actual amount for which the related claims will eventually settle.

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards. The impact to pre-tax earnings would be an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense experience.

(Dollars in Thousands)
Change in claim frequency and claim severity assumptions utilized within the IBNR reserve calculation	5%	10%
Impact due to change in assumptions	$4,230	$8,460

(Dollars in Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumption	$1,024	$2,047

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserve because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of five percent and ten percent can be attributed to the ultimate development of our case-basis reserves. The table below details the impact of this development volatility on our reported case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards. The impact to pre-tax earnings would be an increase if the reserves were to be adjusted downwards.

(Dollars in Thousands)
Change in level of case-basis reserve development	5%	10%
Impact on reported case-basis reserves	$13,532	$27,065

In 2007, we did not change our key assumptions. In estimating our 2007 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.

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

United Fire & Casualty Company and Subsidiaries

As an example, if our reserve for loss and loss settlement expenses of $496.1 million as of December 31, 2007, is 10 percent inadequate, we would experience a reduction in future earnings of up to $49.6 million, before federal income taxes. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency is recognized in the reserve for loss and loss settlement expenses and, accordingly, it usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense liabilities prove to be redundant, our future earnings and financial position would be improved.

Other Liability Reserves

Our reserve for other liability claims at December 31, 2007, is $176.3 million and consists of 3,000 claims, compared with $171.2 million, consisting of 3,016 claims at December 31, 2006. Defense costs are a part of the insured costs covered by other liability policies and can be significant; sometimes greater than the cost of the actual paid claims. Of the $176.3 million total reserve for other liability claims, $47.0 million is identified as defense costs and $16.6 million is identified as general overhead required in the settlement of claims. If our reserve for other liability loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $17.8 million, before federal income taxes.

Included in the other liability line of business are gross reserves for construction defect losses and settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2007, we established $10.5 million in construction defect loss and loss settlement expense reserves, consisting of 211 claims, compared with $11.2 million, consisting of 217 claims, at December 31, 2006. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, recent court decisions have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage on a subcontractor’s policy.

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

Asbestos and Environmental Reserves

Included in the other liability line of business are gross reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2007, we had $5.0 million in direct and assumed asbestos and environmental loss reserves, compared with $3.5 million at December 31, 2006. In addition, we had ceded asbestos and environmental loss reserves of $1.9 million at December 31, 2007 compared to $.6 million at December 31, 2006. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.

United Fire & Casualty Company and Subsidiaries

Workers’ Compensation Reserves

Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: the state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from estimates reflected in our Consolidated Financial Statements. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2007, is $111.5 million and consists of 2,191 claims, compared with $103.7 million, consisting of 1,948 claims, at December 31, 2006. If our reserve for workers’ compensation loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $11.2 million, before federal income taxes.

Reserve Development

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
• Using claims negotiation to control the size of settlements.
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

Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total recorded loss reserves at December 31, 2007, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Historically, our reserves have had an average variance of less than 10 percent of recorded amounts, with our reserves booked as of December 31, 2006 and 2005, generating reserve redundancies of 9.4 percent and 4.5 percent in 2007 and 2006, respectively. These redundancies are discussed in detail in the “Results of Operations” section.

Significant change to the estimated reserves could have a material impact to our results of operations or financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. The following table details the pre-tax impact on our property and casualty insurance segment’s financial results and financial condition of reasonably likely changes in our reserve development. Our lines of

United Fire & Casualty Company and Subsidiaries

business that have historically been most susceptible to significant volatility in reserve development have been shown separately and utilize hypothetical levels of volatility of five percent and ten percent. Our other, less volatile, lines have been aggregated and utilize hypothetical levels of volatility of three percent and five percent.

(Dollars in Thousands) Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on Loss and Loss Settlement Expenses:
Other liability	$(17,629)	$(8,815)	$8,815	$17,629
Workers’ compensation	(11,152)	(5,576)	5,576	11,152
Automobile	(8,568))	(4,284)	4,284	8,568

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on Loss and Loss Settlement Expenses:
All other lines	(6,129)	(3,678)	3,678	6,129

Independent Actuary

We are required by state law, to engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. There are no material differences between our statutory reserves and those established under GAAP. During 2007 and 2006, we engaged the services of Regnier Consulting Group, Inc. as our “independent actuarial firm” for the property and casualty insurance segment. We anticipate that this engagement will continue in 2008.

It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. In addition, management consults with Regnier Consulting Group throughout the year as deemed necessary. Management annually compares our estimate of total loss reserves to point estimates prepared by Regnier Consulting Group by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier Consulting Group performs an extensive review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded loss reserves appear reasonable. If the carried reserves were deemed unreasonable, we would adjust reserves. In 2007 and 2006, after considering the actuary’s range of reasonable point estimates, management believed that carried reserves were reasonable and therefore did not make adjustments to reserves.

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

Based on the results of the four different projection methods, a reasonable range of net reserves from $394.5 million to $497.3 million has been calculated. Our net reserves for losses and loss settlement expenses as of December 31, 2007 were $457.3 million.

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

United Fire & Casualty Company and Subsidiaries

Future Policy Benefits and Losses, Claims and Loss Settlement Expenses – Life Insurance Segment

We establish reserves for amounts that are payable under traditional insurance policies, including traditional life insurance, disability income, and income annuities. Reserves are calculated as the present value of future benefits expected to be paid, reduced by the present value of future expected premiums. Our estimates use methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The key assumptions that we utilize in establishing reserves are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, and expenses. Assumptions are established when the policy is issued. If actual experience is less favorable than assumptions, we may need to increase our reserves, resulting in a charge to policyholder benefits and claims.

Liabilities for future policy benefits for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

Other policyholder reserves include claims that have been reported but not settled and claims incurred but not reported on life and disability income insurance. We use our own historical experience and other assumptions such as any known or anticipated developments or trends to establish reserves for these unsettled or unreported claims. The effects of changes in our estimated reserves are included in the results of operations in the period in which the changes occur.

Our reserves for universal life and deferred annuity contracts are based upon the policyholders’ current account value. Acquisition expenses are amortized in relation to profits forecast based upon current best estimates of anticipated premium income, investment earnings, benefits and expenses.

Annually, we review our estimates of unearned revenue liabilities and deferred policy acquisition cost assets and compare them with actual experience. Differences between actual experience and the assumptions that we used in the pricing of policies, guarantees and riders and in the establishment of the related reserves result in variances in profit and could result in losses. The effects of the changes in such estimated reserves are included in the results of operations in the period in which the changes occur.

NEW ACCOUNTING STANDARDS

Refer to Part II, Item 8, Note 1 “Significant Accounting Policies” for a description of recently issued accounting pronouncements not effective for reporting purposes at December 31, 2007. We believe that the new accounting pronouncements, when adopted, will not materially affect our financial condition or results of operations.

NON-GAAP FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP measures enhances investor understanding of our financial performance. The non-GAAP financial measures we utilize in this report are premiums written, catastrophe losses and combined ratio. These are statutory financial measures prepared in accordance with statutory accounting rules, as prescribed by the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

United Fire & Casualty Company and Subsidiaries

Premiums written is a measure of our overall business volume. Net premiums written are comprised of direct and assumed premiums written, net of what we are charged for reinsurance policies. Direct premiums written is the amount of premiums charged for policies issued during the period,  Assumed premiums written is consideration or payment we receive in exchange for reinsurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. We report premiums written applicable to the unexpired term of a policy as unearned premium subject to reinsurance. We evaluate premiums written as a measure of business production for the period under review.

(Dollars in Thousands)	Years Ended December 31,
	2007	2006
Net premiums written	$501,849	$509,669
Net change in unearned premium	6,847	(9,110)
Net change in prepaid reinsurance premium	(2,933)	2,563
Net premiums earned	$505,763	$503,122

Catastrophe losses utilize the designations of the Insurance Services Office (“ISO”) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is a single unpredictable incident or series of closely related incidents causing severe insured losses that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. For the years ended December 31, 2007 and 2006 losses from non-ISO catastrophes totaled less than $.4 million and $.9 million, respectively. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

Combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned; the expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

The active management of market risk is integral to our operations. We analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment and reserve portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will match the estimated cash flowing out of the reserve portfolio. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.

Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2007, our life insurance segment had $827.8 million in deferred annuity liabilities that were specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.

Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2007. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.15 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be 0.34 years shorter than the duration of the investments supporting the liabilities. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

United Fire & Casualty Company and Subsidiaries

Table 1—Sensitivity Analysis—Interest Rate Risk

(Dollars in Thousands)	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points

Estimated fair value of fixed maturities	$2,093,616	$2,005,998	$1,929,919	$1,845,480	$1,762,627

To the extent actual results differ from the assumptions utilized, our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.

Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options that we write from time to time to generate additional portfolio income. The carrying values of our equity securities are based on quoted market prices as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the issuer of securities, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

The following table details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.

Table 2—Sensitivity Analysis—Equity Price Risk

(Dollars in Thousands)	-10%	Base	10%

Estimated fair value of equity securities	$159,948	$177,720	$195,492

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

United Fire & Casualty Company and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in Thousands Except Per Share Data and Number of Shares)	2007	2006
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $27,981 in 2007 and $45,715 in 2006)	$27,343	$44,663
Available-for-sale, at fair value (amortized cost $1,786,915 in 2007 and $1,787,880 in 2006)	1,812,810	1,808,228
Equity securities, at fair value (cost $64,127 in 2007 and $65,685 in 2006)	177,720	193,207
Trading securities, at fair value (amortized cost $9,923 in 2007 and $10,227 in 2006)	10,793	11,577
Mortgage loans	19,161	27,789
Policy loans	7,622	7,833
Other long-term investments	12,793	11,777
Short-term investments	78,334	28,268
	$2,146,576	$2,133,342

Cash and cash equivalents	$252,565	$255,045
Accrued investment income	28,431	28,383
Premiums receivable (net of allowance for doubtful accounts of $631 in 2007 and $393 in 2006)	121,059	126,689
Deferred policy acquisition costs	128,998	135,761
Property and equipment (primarily land and buildings, at cost, less accumulated
depreciation of $30,198 in 2007 and $27,320 in 2006)	10,794	12,663
Reinsurance receivables and recoverables	45,475	53,543
Prepaid reinsurance premiums	2,645	5,578
Income taxes receivable	7,439	10,355
Other assets	16,572	14,708
TOTAL ASSETS	$2,760,554	$2,776,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses:
Property and casualty insurance	$496,083	$518,886
Life insurance	1,184,977	1,233,342
Unearned premiums	224,530	231,377
Accrued expenses and other liabilities	63,937	67,690
Deferred income taxes	39,530	43,964
TOTAL LIABILITIES	$2,009,057	$2,095,259
Stockholders' Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,195,888 and
27,648,993 shares issued and outstanding in 2007 and 2006, respectively	$90,653	$92,163
Additional paid-in capital	149,511	161,533
Retained earnings	439,860	343,761
Accumulated other comprehensive income, net of tax	71,473	83,351
TOTAL STOCKHOLDERS' EQUITY	$751,497	$680,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,760,554	$2,776,067

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands Except Per Share Data and Number of Shares)	2007	2006	2005

Revenues
Net premiums earned	$505,763	$503,122	$495,516
Investment income, net of investment expenses	122,439	121,981	118,847
Realized investment gains	9,670	9,965	4,540
Other income	654	532	702
	$638,526	$635,600	$619,605

Benefits, Losses and Expenses
Losses and loss settlement expenses	$260,714	$292,789	$392,228
Increase in liability for future policy benefits	15,666	19,737	17,666
Amortization of deferred policy acquisition costs	136,805	126,898	115,473
Other underwriting expenses	22,918	21,525	32,955
Interest on policyholders' accounts	43,089	49,159	54,727
	$479,192	$510,108	$613,049
Income before income taxes	$159,334	$125,492	$6,556
Federal income tax expense (benefit)	47,942	37,407	(2,488)
Net income	$111,392	$88,085	$9,044
Less preferred stock dividends and accretions	—	—	4,106
Earnings available to common shareholders	$111,392	$88,085	$4,938
Weighted average common shares outstanding	27,568,742	26,132,531	22,444,793
Basic earnings per common share	$4.04	$3.37	$0.22
Diluted earnings per common share	$4.03	$3.36	$0.22
Cash dividends declared per common share	$0.555	$0.495	$0.48

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands Except Per Share Data and Number of Shares)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total

Balances, January 1, 2005	$67,109	$7,796	$274,846	$102,459	$452,210
Net income	—	—	9,044	—	9,044
Change in net unrealized appreciation (1)	—	—	—	(17,275)	(17,275)
Minimum pension liability adjustment (2)	—	—	—	1,256	1,256
Total comprehensive loss					(6,975)
Dividends on common stock, $.48 per share	—	—	(10,912)	—	(10,912)
Dividends on preferred stock	—	—	(906)	—	(906)
Accretion of preferred stock issuance costs	—	—	(3,200)	—	(3,200)
Issuance of 3,420,727 shares of common stock attributable to conversion of preferred stock	11,402	57,454	—	—	68,856
Issuance of 43,640 shares of common stock attributable to exercise of stock options	145	971	—	—	1,116
Issuance of 850 shares of common stock attributable to employee service awards	2	21	—	—	23
Balances, December 31, 2005	$78,658	$66,242	$268,872	$86,440	$500,212
Net income	—	—	88,085	—	88,085
Change in net unrealized appreciation (1)	—	—	—	7,079	7,079
Total comprehensive income					95,164
Initial recognition of underfunded status of employee benefit plans (3)	—	—	—	(10,168)	(10,168)
Compensation expense and related tax benefit for stock option grants	—	1,371	—	—	1,371
Dividends on common stock, $.495 per share	—	—	(13,196)	—	(13,196)
Issuance of 4,025,000 shares of common stock attributable to common stock offering(4)	13,417	93,545	—	—	106,962
Issuance of 25,380 shares of common stock attributable to exercise of stock options	85	344	—	—	429
Issuance of 840 shares of common stock attributable to employee service awards	3	31	—	—	34
Balances, December 31, 2006	$92,163	$161,533	$343,761	$83,351	$680,808
Net income	—	—	111,392	—	111,392
Change in net unrealized appreciation (1)	—	—	—	(7,940)	(7,940)
Change in underfunded status of employee benefit plans (3)	—	—	—	(3,938)	(3,938)
Total comprehensive income					99,514
Compensation expense and related tax benefit for stock option grants	—	1,710	—	—	1,710
Dividends on common stock, $.555 per share	—	—	(15,293)	—	(15,293)
Repurchase of 497,500 shares of common stock	(1,658)	(14,420)	—	—	(16,078)
Issuance of 43,650 shares of common stock attributable to exercise of stock options	146	666	—	—	812
Issuance of 745 shares of common stock attributable to employee service awards	2	22	—	—	24
Balances, December 31, 2007	$90,653	$149,511	$439,860	$71,473	$751,497

(1) The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2) The adjustment of minimum pension liability is net of income taxes.

(3) The recognition of the underfunded status of employee benefit plans is net of reclassification adjustments and income taxes.

(4) The amounts reported are net of underwriting expenses.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

59

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$111,392	$88,085	$9,044
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium (discount) accretion	$(506)	$1,682	$897
Depreciation and amortization	3,573	3,478	3,747
Stock-based compensation expense	1,377	1,234	—
Realized investment gains	(9,670)	(9,965)	(4,540)
Net cash flows from trading investments	2,066	(6,184)	5,343
Deferred income tax expense	2,429	9,963	711
Changes in:
Accrued investment income	(48)	1,849	(3,064)
Premiums receivable	5,630	(11,034)	3,109
Deferred policy acquisition costs	2,932	(6,704)	(2,977)
Reinsurance receivables	8,068	72,618	(93,676)
Prepaid reinsurance premiums	2,933	(2,563)	107
Income taxes receivable/payable	2,916	30,334	(41,563)
Other assets	(1,864)	6,024	(4,388)
Future policy benefits and losses, claims and loss settlement expenses	(9,442)	(77,057)	186,430
Unearned premiums	(6,847)	9,110	(7,997)
Accrued expenses and other liabilities	(9,812)	(5,512)	944
Deferred income taxes	(467)	(488)	460
Other, net	1,120	(413)	1,103
Total adjustments	$(5,612)	$16,372	$44,646
Net cash provided by operating activities	$105,780	$104,457	$53,690
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,689	$2,400	$5,720
Proceeds from call and maturity of held-to-maturity investments	17,520	28,448	14,885
Proceeds from call and maturity of available-for-sale investments	326,345	263,538	230,978
Proceeds from short-term and other investments	60,454	77,683	37,592
Purchase of available-for-sale investments	(318,725)	(330,173)	(434,026)
Purchase of short-term and other investments	(103,967)	(67,043)	(36,981)
Net purchases and sales of property and equipment	(1,648)	(4,972)	(1,912)
Net cash used in investing activities	$(16,332)	$(30,119)	$(183,744)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$217,691	$206,783	$131,590
Withdrawals from investment and universal life contracts	(279,417)	(283,233)	(132,882)
Issuance of common stock	836	107,425	717
Repurchase of common stock	(16,078)	—	—
Redemption of preferred stock	—	—	(142)
Payment of cash dividends	(15,293)	(13,196)	(12,013)
Tax benefit from issuance of common stock	333	137	—
Net cash (used in) provided by financing activities	$(91,928)	$17,916	$(12,730)
Net Change in Cash and Cash Equivalents	$(2,480)	$92,254	$(142,784)
Cash and Cash Equivalents at Beginning of Year	255,045	162,791	305,575
Cash and Cash Equivalents at End of Year	$252,565	$255,045	$162,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

United Fire & Casualty Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of operations, principles of consolidation and basis of reporting

The Consolidated Financial Statements have been prepared on the basis of GAAP, which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled (“statutory accounting practices”).

We are engaged in the business of writing property and casualty insurance and life insurance.

The accompanying Consolidated Financial Statements include United Fire & Casualty Company (“United Fire”) and its wholly owned subsidiaries: United Life Insurance Company, Lafayette Insurance Company, Addison Insurance Company, American Indemnity Financial Corporation, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyds, an affiliate of United Fire, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.

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

United Fire & Indemnity Company provides all of the statutory capital necessary for the formation of the Lloyds plan by contributing capital to each of the trustees. The trust agreements require the trustees to become underwriters of the Lloyds plan, to contribute the capital to the Lloyds plan, to sign the articles of agreement and to appoint the attorney-in-fact. The trust agreements also require the trustees to pay to United Fire & Indemnity Company all of the profits and benefits received by the trustees as underwriters of the Lloyds plan, which means that United Fire & Indemnity Company has the right to receive 100 percent of the gains and profits from the Lloyds plan. The trustees serve at the pleasure of United Fire & Indemnity Company, which may remove a trustee and replace that trustee at any time. Termination of a trustee must be accompanied by the resignation of the trustee as an underwriter, so that the trustee can obtain the capital contribution from the Lloyds plan to reimburse United Fire & Indemnity Company. By retaining the ability to terminate trustees, United Fire & Indemnity Company possesses the ability to name and remove the underwriters.

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

United Fire & Casualty Company and Subsidiaries

Property and casualty insurance business

Premiums are reported in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in force.

Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. Policy acquisition costs deferred in 2007, 2006 and 2005 were $123,362,000, $124,307,000 and $111,802,000, respectively. Amortization of deferred policy acquisition costs in 2007, 2006 and 2005 totaled $123,420,000, $118,756,000 and $106,348,000, respectively. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses to be incurred and certain other costs expected to be incurred as the premium is earned.

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

The costs of acquiring new life business, principally commissions, certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated lives of non-traditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2007, 2006 and 2005 were $10,511,000, $9,295,000 and $6,648,000, respectively. Amortization of deferred policy acquisition costs in 2007, 2006 and 2005 totaled $13,385,000, $8,142,000 and $9,125,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

The effect on deferred policy acquisition costs that results from the assumed realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2007, pre-tax adjustments decreased deferred policy acquisition costs by $3,831,000. As of December 31, 2006, pre-tax adjustments increased deferred policy acquisition costs by $9,188,000.

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

United Fire & Casualty Company and Subsidiaries

interest rates, which produce results that are not materially different from GAAP. Liabilities for deferred annuities are carried at the account value.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance companies for deferred policy acquisition costs on internal replacements made primarily to contracts defined by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” as short-duration and long-duration life insurance contracts, and by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gain and Losses from the Sale of Investments,” as investment contracts. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Our adoption of SOP 05-1 effective January 1, 2007, did not have a material impact on the amounts reported for deferred life policy acquisition costs in our Consolidated Financial Statements.

Investments

Investments in held-to-maturity fixed maturities are recorded at amortized cost. We have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading securities, equity securities and other long-term investments are recorded at fair value. Mortgage loans are recorded at cost. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2007 and 2006, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,356,649,000 and $1,389,654,000, respectively.

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

In 2007, 2006 and 2005, we impaired certain holdings in our investment portfolio as a result of other-than-temporary declines in market value and recorded a pre-tax realized loss of $105,000, $406,000 and $1,208,000, respectively. We continue to review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” in this item for a discussion of our accounting policy for impairment recognition.

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

We made payments for income taxes of $50,513,000, $25,306,000 and $37,903,000 during 2007, 2006 and 2005, respectively. In addition, we received refunds totaling $7,783,000 and $27,844,000 in 2007 and 2006, respectively, due to carryback of losses and the overpayment of 2005 tax. There were no significant payments of interest in 2007, 2006 and 2005, other than interest credited to policyholders’ accounts.

United Fire & Casualty Company and Subsidiaries

Property, equipment and depreciation

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,513,000, $3,418,000 and $3,687,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Amortization of intangibles

Our intangibles are composed entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset, with any impairment being charged to operations in the period that the impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2007, 2006 or 2005.

Amortization expense totaled $60,000 for each of the three years ended December 31, 2007, 2006 and 2005.

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

We have recognized no liability for unrecognized tax benefits at January 1, 2007 or at any time during 2007. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

We file income tax returns under U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2002. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent liabilities

We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of December 31, 2007, there were in excess of 400 such cases pending, approximately 20 of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages, while other cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home that is totally destroyed if

United Fire & Casualty Company and Subsidiaries

any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by us and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of Orleans Levee District. They also claim that the Levee District was negligent in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. On August 2, 2007 the United States Court of Appeals, Fifth Circuit, issued an opinion reversing the District Court and finding the water damage exclusion to be unambiguous and enforceable. The plaintiffs in these cases have sought review in the United States Supreme Court.

Cases interpreting the water damage exclusion are also proceeding in the Louisiana state court system. A state trial court decision that adopted the legal reasoning of the (now reversed) Federal District Court was upheld by a divided Louisiana Court of Appeals. That court agreed with the trial court that the flood damage exclusion in a commercial property policy was ambiguous. The Louisiana Supreme Court has accepted this case for review. Activity in much of the hurricane-related litigation is at a standstill pending a decision by the Louisiana Supreme Court.

We intend to vigorously defend the flood exclusion matter and other cases related to losses incurred in connection with Hurricane Katrina. While we believe that the flood exclusion at issue is unambiguous and enforceable, the Louisiana Supreme Court could rule that our flood exclusions do not exclude losses from flooding caused by third-party negligence, that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril. Such a ruling would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and loss settlement expense reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves should be adequate. However, our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims.

We consider all of our other litigation pending at December 31, 2007, to be ordinary, routine, and incidental to our business.

Stock-based compensation

Pursuant to our adoption of SFAS No. 123(R), “Share-Based Payment” on January 1, 2006, we recognize stock-based compensation expense on options granted under our stock option plans ratably over the underlying vesting period which is five years. This expense is based on the fair value of the respective stock award and is recognized ratably over the underlying vesting period. We utilized the modified-prospective method prescribed by SFAS No. 123(R) in transitioning to this new accounting treatment for stock-based compensation expense. This method requires that stock-based compensation expense be recorded for all stock options granted subsequent to January 1, 2006 and all unvested stock options that existed upon the adoption of SFAS No. 123(R) in 2006.

We utilize the Black-Scholes option pricing method to establish the fair value of options granted under our stock option plans. Our determination of the fair value of stock-based payment awards on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility in our stock price, the expected dividends to be paid over the term of the awards, the risk-free interest rate and actual and projected employee stock option exercise activity. Any changes in these assumptions may materially affect the estimated fair value of the award.

United Fire & Casualty Company and Subsidiaries

Prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as an operating cash flow. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows. This change in presentation did not have a material impact on the amounts reported in the accompanying consolidated statement of cash flows.

For the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of $1,377,000 and $1,175,000, respectively, which resulted in a $.03 decrease in our basic and diluted earnings per share for both years. As of December 31, 2007, we have approximately $4,188,000 in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation will be recognized as the underlying stock options vest over a term of five years. Prior to January 1, 2006, the reporting of pro forma stock-based compensation expense was limited to disclosure in the notes to the Consolidated Financial Statements. Pro forma net income was $8,653,000 for the year ended December 31, 2005. This amount included $391,000 in pro forma stock-based compensation expense (net of the related tax effects), which would have resulted in a $0.02 decrease in pro forma basic and diluted earnings per share for the year ended December 31, 2005.

Employee benefit obligations

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the recognition of the overfunded or underfunded status of pension plans and other postretirement plans as an asset or liability on the balance sheet, with changes occurring during future years reflected as a component of accumulated other comprehensive income, net of tax, effective December 31, 2006. However, SFAS No. 158 does not change the amount of net periodic benefit cost to be recognized as a component of current period operations.

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

The underfunded status of our employee benefit plans increased by $5,746,000 in 2007, which resulted in a decrease of $3,938,000 (net of tax of $2,121,000) to accumulated other comprehensive income as of December 31, 2007.

United Fire & Casualty Company and Subsidiaries

New accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to report any financial assets or liabilities at fair value under SFAS No. 159 on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance on fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 157 effective January 1, 2008, will not have any impact on the amounts reported in our Consolidated Financial Statements. However, we are currently evaluating the impact that the adoption of SFAS No. 157 will have on the disclosures made in our Consolidated Financial Statements.

United Fire & Casualty Company and Subsidiaries

NOTE 2. SUMMARY OF INVESTMENTS

A reconciliation of the amortized cost (cost for equity securities) to fair values of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2007 and 2006, is as follows:

December 31, 2007	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation		Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$2,911	$69		$—	$2,980
Mortgage-backed securities	794	81		—	875
States, municipalities and political subdivisions	20,131	520		70	20,581
All foreign bonds	2,000	12		—	2,012
All other corporate bonds	1,507	26	0	—	1,533
Total Held-to-Maturity Fixed Maturities	$27,343	$708		$70	$27,981
AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$19,826	$598		$12	$20,412
Mortgage-backed securities	3	—		—	3
All other government	147,402	439		2,398	145,443
States, municipalities and political subdivisions	524,841	11,882		390	536,333
All foreign bonds	37,354	773		202	37,925
Public utilities	249,812	7,053		762	256,103
Corporate bonds:
Collateralized mortgage obligations	125	—		58	67
All other corporate bonds	807,552	19,338		10,366	816,524
Total Available-For-Sale Fixed Maturities	$1,786,915	$40,083		$14,188	$1,812,810
Equity securities
Common stocks:
Public utilities	$7,884	$6,261		$178	$13,967
Bank, trust and insurance companies	13,610	58,658		576	71,692
All other common stocks	42,403	52,028		2,596	91,835
Nonredeemable preferred stocks	230	—		4	226
Total Available-for-Sale Equity Securities	$64,127	$116,947		$3,354	$177,720
Total Available-for-Sale Securities	$1,851,042	$157,030		$17,542	$1,990,530

United Fire & Casualty Company and Subsidiaries

December 31, 2006	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$3,954	$72	$—	$4,026
Mortgage-backed securities	979	89	—	1,068
States, municipalities and political subdivisions	29,653	871	76	30,448
All foreign bonds	2,001	38	—	2,039
All other corporate bonds	8,076	72	14	8,134
Total Held-to-Maturity Fixed Maturities	$44,663	$1,142	$90	$45,715
AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$21,040	$193	$5	$21,228
Mortgage-backed securities	3	—	—	3
All other government	165,050	107	5,051	160,106
States, municipalities and political subdivisions	395,376	9,922	358	404,940
All foreign bonds	52,732	594	317	53,009
Public utilities	287,858	6,050	1,427	292,481
Corporate bonds:
Collateralized mortgage obligations	235	—	62	173
All other corporate bonds	865,586	16,867	6,165	876,288
Total Available-For-Sale Fixed Maturities	$1,787,880	$33,733	$13,385	$1,808,228
Equity securities:
Common stocks:
Public utilities	$11,123	$9,547	$274	$20,396
Bank, trust and insurance companies	12,840	74,763	28	87,575
All other common stocks	41,492	43,951	436	85,007
Nonredeemable preferred stocks	230	—	1	229
Total Available-for-Sale Equity Securities	$65,685	$128,261	$739	$193,207
Total Available-for-Sale Securities	$1,853,565	$161,994	$14,124	$2,001,435

United Fire & Casualty Company and Subsidiaries

The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2007	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,441	$3,468	$212,180	$212,630	$2,560	$3,204
Due after one year through five years	8,420	8,628	589,969	606,036	—	—
Due after five years through 10 years	11,777	12,030	623,751	629,708	—	—
Due after 10 years	—	—	341,061	343,954	7,363	7,589
Mortgage-backed securities	794	875	3	3	—	—
Collateralized mortgage obligations	2,911	2,980	19,951	20,479	—	—
	$27,343	$27,981	$1,786,915	$1,812,810	$9,923	$10,793

Proceeds from sales of available-for-sale securities during 2007, 2006 and 2005 were $3,689,000, $2,400,000 and $5,720,000, respectively. Gross gains of $929,000, $235,000 and $2,249,000 and gross losses of $0, $16,000 and $1,135,000 were realized on those sales in 2007, 2006 and 2005, respectively.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains. Our portfolio of trading securities had a fair value of $10,793,000, at December 31, 2007 and $11,577,000 at December 31, 2006.

Proceeds from the sale of trading securities were $5,815,000, $995,000 and $11,140,000 in 2007, 2006 and 2005, respectively. Gross gains of $2,081,000, $232,000, and $482,000 and gross losses of $29,000, $42,000 and $106,000 were realized on these sales in 2007, 2006 and 2005, respectively. Additional gross gains (losses) of $(480,000), $1,367,000 and $(491,000) were realized in 2007, 2006 and 2005, respectively, which were attributable to the change in fair value of these securities.

There were no sales of held-to-maturity securities during 2007, 2006 or 2005.

A summary of net realized investment gains resulting from sales, calls and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation, less applicable income taxes, is as follows:

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Net realized investment gains
Fixed maturities	$2,078	$3,143	$2,150
Equity securities	6,020	5,265	2,505
Trading securities	1,572	1,557	(115)
	$9,670	$9,965	$4,540
Net changes in unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$(8,382)	$1,703	$(54,246)
Deferred policy acquisition costs	(3,831)	9,188	27,669
Income tax effect	4,273	(3,812)	9,302
Change in net unrealized appreciation	$(7,940)	$7,079	$(17,275)

United Fire & Casualty Company and Subsidiaries

Net investment income for the years ended December 31, 2007, 2006 and 2005, is composed of the following:

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Investment income
Interest on fixed maturities	$103,632	$102,550	$106,295
Dividends on equity securities	6,190	4,862	4,841
Income (loss) on other long-term investments(1)	(954)	366	(487)
Interest on mortgage loans	1,712	1,682	1,708
Interest on short-term investments	2,634	2,268	878
Interest on cash and cash equivalents	12,327	12,405	7,818
Other	1,208	1,815	1,804
Total investment income	$126,749	$125,948	$122,857
Less investment expenses	4,310	3,967	4,010
Investment income, net	$122,439	$121,981	$118,847

(1) Includes an adjustment to reflect the change in the fair value of our limited partnership investments.

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

On the following pages are a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2007 and 2006. We have the ability and positive intent to hold the securities until such time as the value recovers or the securities mature. Further, we believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We attribute the deterioration in value of our equity security portfolio to usual market volatility and not to any permanent financial hardships encountered by the underlying companies in which we are invested. Therefore, we have concluded that our unrealized losses are temporary in nature.

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
December 31, 2007	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds:
States, municipalities and political subdivisions	—	$—	$—	2	$1,214	$70	$1,214	$70
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$1,214	$70	$1,214	$70

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	—	$—	$—	1	$2,269	$12	$2,269	$12
All other government	3	14,985	613	16	69,727	1,785	84,712	2,398
States, municipalities and political subdivisions	30	28,176	196	7	5,918	194	34,094	390
All foreign bonds	2	4,559	173	2	6,963	29	11,522	202
Public utilities	7	20,567	109	14	41,169	653	61,736	762
Corporate bonds:
Collateralized mortgage obligations	—	—	—	1	67	58	67	58
All other corporate bonds	42	99,748	6,785	32	101,263	3,581	201,011	10,366
Total Available-For-Sale Fixed Maturities	84	$168,035	$7,876	73	$227,376	$6,312	$395,411	$14,188
Equity securities:
Common stocks	49	$11,832	$2,885	8	$4,700	$465	$16,532	$3,350
Nonredeemable preferred stocks	—	—	—	3	226	4	226	4
Total Available-for-Sale Equity Securities	49	$11,832	$2,885	11	$4,926	$469	$16,758	$3,354
Total Available-for-Sale Securities	133	$179,867	$10,761	84	$232,302	$6,781	$412,169	$17,542
Total	133	$179,867	$10,761	86	$233,516	$6,851	$413,383	$17,612

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)
December 31, 2006	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds:
States, municipalities and political subdivisions	1	$387	$19	2	$911	$57	$1,298	$76
All other corporate bonds	4	667	14	1	17	—	684	14
Total Held-to-Maturity Fixed Maturities	5	$1,054	$33	3	$928	$57	$1,982	$90

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United states government:
Collateralized mortgage obligations	1	$2,543	$5	—	$—	$—	$2,543	$5
All other government	5	13,083	39	34	138,184	5,013	151,267	5,052
States, municipalities and political subdivisions	19	18,672	123	4	4,998	235	23,670	358
All foreign bonds	3	8,814	147	3	10,774	170	19,588	317
Public utilities	9	31,004	203	18	58,131	1,225	89,135	1,428
Corporate bonds:
Collateralized mortgage obligations	—	—	—	1	174	62	174	62
All other corporate bonds	46	143,024	1,001	56	193,789	5,162	336,813	6,163
Total Available-For-Sale Fixed Maturities	83	$217,140	$1,518	116	$406,050	$11,867	$623,190	$13,385
Equity securities:
Common stocks	9	$10,666	$473	7	$2,703	$265	$13,369	$738
Nonredeemable preferred stocks	—	—	—	1	229	1	229	1
Total Available-for-Sale Equity Securities	9	$10,666	$473	8	$2,932	$266	$13,598	$739
Total Available-for-Sale Securities	92	$227,806	$1,991	124	$408,982	$12,133	$636,788	$14,124
Total	97	$228,860	$2,024	127	$409,910	$12,190	$638,770	$14,214

United Fire & Casualty Company and Subsidiaries

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.

In most cases, quoted market prices were used to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. Where quoted market prices do not exist, fair value is based upon estimated realizable value.

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

Other long-term investments consist primarily of holdings in limited partnership funds that are valued by the various fund managers. In management’s opinion, these values represent fair value at December 31, 2007 and 2006.

For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.

The fair value of the liabilities for annuity products that are in a benefit payment phase, guaranteed investment contracts and structured settlements is based on a discount rate of 5.75 percent at December 31, 2007 and 2006. The fair value of annuities currently in an accumulation phase is based on the underlying net cash surrender value.

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2007 and 2006, is as follows:

At December 31	2007		2006
(Dollars In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments:
Held-to-maturity fixed maturities	$27,981	$27,343	$45,715	$44,663
Available-for-sale fixed maturities	1,812,810	1,812,810	1,808,228	1,808,228
Equity securities	177,720	177,720	193,207	193,207
Trading securities	10,793	10,793	11,577	11,577
Mortgage loans	18,188	19,161	27,282	27,789
Policy loans	7,622	7,622	7,833	7,833
Other long-term investments	12,793	12,793	11,777	11,777
Short-term investments	78,334	78,334	28,268	28,268
Cash and cash equivalents	252,565	252,565	255,045	255,045
Accrued investment income	28,431	28,431	28,383	28,383
Liabilities
Policy Reserves:
Annuity (Accumulations)	$811,262	$827,793	$876,184	$888,693
Annuity (Benefit Payments)	18,858	12,347	11,151	10,809
Structured settlements	680	822	706	791
Guaranteed investment contracts	28,925	29,855	24,739	25,618

United Fire & Casualty Company and Subsidiaries

NOTE 4. SHORT-TERM BORROWINGS

We maintain a $50,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. There was no outstanding loan balances at December 31, 2007 and 2006, nor did we borrow against this line of credit in 2007, 2006 or 2005. As of December 31, 2007, approximately $187,000 of the line of credit was allocated towards letters of credit we have issued as a result of our reinsurance operations.

NOTE 5. REINSURANCE

Property and casualty insurance segment

Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance treaties. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

(Dollars in Thousands)	2007 Reinsurance Program			2006 Reinsurance Program
Type of Reinsurance Treaty	Stated Retention	Limits	Coverage	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$20,000	100% of $18,000	$2,000	$20,000	100% of $18,000
Property excess of loss	$2,000	$12,000	100% of $10,000	$2,000	$12,000	100% of $10,000
Umbrella excess of loss	$1,000	$10,000	100% of $9,000	$1,000	$10,000	100% of $9,000
Surety excess of loss	$1,500	$20,000	89% of $18,500	$1,500	$20,000	89% of $18,500
Property catastrophe, excess (1)	$20,000	$200,000	95% of $180,000	$15,000	$185,000	95% of $170,000
Boiler and machinery	N/A	$50,000	100% of $50,000	N/A	$25,000	100% of $25,000

(1) For 2006, $20.0 million of the property catastrophe reinsurance coverage applied only to specific named perils.

The ceding of insurance does not legally discharge us from primary liability under our policies and we must pay the loss if the reinsurer fails to meet its obligations. We believe all reinsurance receivables are collectable.

Historically, we have acted as a reinsurer, assuming both property and casualty reinsurance from other insurance or reinsurance companies. Most of the business we have assumed is property reinsurance, with an emphasis on catastrophe coverage. The majority of our assumed reinsurance business expired on or before December 31, 2000. Late in 2006, we made the decision to cancel one of the largest remaining assumed contracts. This decision was made in response to an exposure base that was in excess of our risk tolerance levels as compared to the premium we were able to collect. We limit our exposure on our remaining assumed reinsurance contracts through selective renewal. However, we still have exposure related to the assumed reinsurance contracts that we have elected to continue writing and those that are in runoff status.

In addition, in the event that we incurred catastrophe losses covered by our reinsurance programs, our catastrophe reinsurance program would provide one guaranteed reinstatement at 100.0 percent of the original premium. We also purchase reinsurance from the Florida Hurricane Catastrophe Fund. The level of reinsurance protection obtained through this fund is immaterial to our operations.

United Fire & Casualty Company and Subsidiaries

Premiums, losses and loss settlement expenses related to our ceded and assumed business is as follows:

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Ceded Business:
Written premiums ceded	$41,046	$47,018	$36,073
Earned premiums ceded	43,979	44,455	36,180
Loss and loss settlement expenses ceded	9,278	25,203	150,505

Assumed Business:
Written premiums assumed	$16,907	$19,000	$15,088
Earned premiums assumed	17,647	18,767	14,995
Loss and loss settlement expenses assumed	8,211	10,988	18,625

Life insurance segment

United Life Insurance Company has purchased reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or younger, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (company’s retention) and a maximum payout.

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Ceded Business:
Insurance in force	$737,561	$658,817	$546,135
Earned premiums	1,664	1,497	1,473
Loss and loss settlement expenses	813	596	1,404

Assumed Business:
Insurance in force	$1,458	$4,245	$8,992
Earned premiums	36	97	227
Loss and loss settlement expenses	29	101	64

The ceding of insurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. Approximately 91.9 percent of ceded life insurance in force as of December 31, 2007, has been ceded to four reinsurers. We believe all reinsurance receivables are collectable.

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

The table below provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2007, 2006 and 2005 (net of reinsurance amounts). The favorable development in each year resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This re-estimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized each year is the development of reserves for IBNR claims and loss settlement expenses at a level significantly less than anticipated at December 31 of the prior year. We attribute this favorable development to the fact that during recent years, we have experienced abnormally low levels of noncatastrophe claims frequency, due to improvements in our underwriting process. We have not altered our reserving process as of December 31, 2007.

Conditions and trends that have affected the reserve development for a given year may change. Therefore, such development cannot be used to extrapolate future reserve redundancies or deficiencies.

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Gross liability for losses and loss settlement expenses at beginning of year	$518,886	$620,100	$464,889
Reinsurance receivables	(40,560)	(60,137)	(28,609)
Net liability for losses and loss settlement expenses at beginning of year	$478,326	$559,963	$436,280
Losses and loss settlement expenses incurred for claims occurring during
Current year	$291,046	$303,469	$453,342
Prior years	(45,201)	(24,965)	(77,484)
Total incurred	$245,845	$278,504	$375,858
Losses and loss settlement expense payments for claims occurring during
Current year	$118,295	$129,686	$142,162
Prior years	148,593	230,455	110,013
Total paid	$266,888	$360,141	$252,175
Net liability for losses and loss settlement expenses at end of year	$457,283	$478,326	$559,963
Reinsurance receivables	38,800	40,560	60,137
Gross liability for losses and loss settlement expenses at end of year	$496,083	$518,886	$620,100

We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

United Fire & Casualty Company and Subsidiaries

NOTE 7. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS

Statutory capital and surplus in regards to policyholders at December 31, 2007, 2006 and 2005 and net income for the years then ended are as follows:

(Dollars in Thousands)	Statutory Capital and Surplus	Statutory Net Income
2007
Property and casualty (1)	$648,451	$105,083
Life, accident and health	164,168	15,115
2006
Property and casualty (1)	$575,983	$71,564
Life, accident and health	151,676	18,006
2005
Property and casualty (1)	$383,136	$1,565
Life, accident and health	135,362	17,640

(1) Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus and therefore represents our total consolidated statutory capital and surplus.

We and our property and casualty and life insurance subsidiaries prepare our statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable states of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2007, both United Life Insurance Company and United Fire and its property and casualty subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels.

The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $105,083,000 in dividend distributions to stockholders in 2008 without prior approval. We paid dividends of $15,293,000, $13,196,000 and $11,818,000 in 2007, 2006 and 2005, respectively. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. In 2007, 2006 and 2005, United Fire received $4,000,000 in dividends each year from United Life Insurance Company. Also, in 2007, United Fire received an $8,000,000 dividend from American Indemnity Financial Corporation.

Pursuant to the sale of American Indemnity Company in May 2006, we implemented a plan of corporate reorganization. Part of this plan entailed the distribution of the majority of American Indemnity Company’s net assets to United Fire & Casualty Company. This distribution was recognized by United Fire in 2006 as a $34,700,000 intercompany dividend.

United Fire & Casualty Company and Subsidiaries

NOTE 8. FEDERAL INCOME TAX

Federal income tax expense (benefit) is composed of the following:

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Current	$45,980	$27,932	$(3,659)
Deferred	1,962	9,475	1,171
Total	$47,942	$37,407	$(2,488)

A reconciliation of income tax expense (computed at the applicable federal tax rate of 35 percent) to the amount recorded in the accompanying Consolidated Financial Statements is as follows:

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Computed expected income tax expense	$55,766	$43,922	$2,295
Tax-exempt municipal bond interest income	(6,138)	(4,653)	(3,843)
Nontaxable dividend income	(1,289)	(1,035)	(1,071)
Valuation allowance reduction	(548)	(1,095)	—
Other, net	151	268	131
Federal income tax expense (benefit)	$47,942	$37,407	$(2,488)

The significant components of the net deferred tax liability at December 31, 2007 and 2006, are as follows:

(Dollars in Thousands)
December 31	2007	2006
Deferred tax liabilities:
Net unrealized appreciation on investment securities	$48,849	$51,783
Deferred policy acquisition costs	41,938	44,287
Pension	3,550	3,840
Net bond discount accretion and premium amortization	3,829	3,453
Miscellaneous	1,582	1,792
Gross deferred tax liability	$99,748	$105,155
Deferred tax assets:
Financial statement reserves in excess of income tax reserves	$24,168	$26,767
Unearned premium adjustment	15,405	15,596
Net operating loss carryforwards	5,647	6,195
Underfunded benefit plan obligation	7,596	5,475
Postretirement benefits other than pensions	5,513	5,066
Investment impairments	1,972	2,812
Salvage and subrogation	1,377	1,675
Miscellaneous	4,187	3,800
Gross deferred tax asset	$65,865	$67,386
Valuation allowance	(5,647)	(6,195)
Deferred tax asset	$60,218	$61,191
Net deferred tax liability	$39,530	$43,964

As of December 31, 2007, we have a gross deferred tax asset for net operating loss carryforwards totaling $17,215,000, all of which was acquired as part of our purchase of American Indemnity Financial Corporation. Net operating loss carryforwards totaling $769,000 and $5,491,000 expire in 2010 and 2011, respectively, and can only be used to offset future income of our property and casualty insurance segment. We are required to establish a

United Fire & Casualty Company and Subsidiaries

valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2007, we recorded a valuation allowance of $5,647,000. As we determine that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to our current federal income tax expense.

NOTE 9. EMPLOYEE BENEFITS

The two main employee benefit plans we offer are a noncontributory defined benefit pension plan and an employee/retiree health and dental benefit plan.

Pension and other postretirement benefit plans

We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute approximately $4,000,000 to the plan in 2008.

The following is a summary of the plan’s weighted average asset allocations at December 31, 2007 and 2006 by asset category:

Pension Plan Assets (Dollars in Thousands)	2007	% of Total	2006	% of Total	Target Allocation
Stocks and Bonds:
United Fire common stock - 202,058 shares	$5,879	10.1%	$7,123	13.4%	5-15%
Other stocks and bonds	32,005	55.2%	25,585	48.1%	50-70%
Total stocks and bonds	$37,884	65.3%	$32,708	61.5%	60-80%
United Life Insurance Company annuity	7,989	13.8%	8,539	16.0%	10-20%
Cash and cash equivalents including money market funds	12,105	20.9%	11,993	22.5%	10-25%
Total Plan Assets	$57,978	100.0%	$53,240	100.0%

Dividends on shares of United Fire common stock totaled $109,000 and $100,000 in 2007 and 2006, respectively. The annuity fund purchased from United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company. It is our policy to structure our pension plan portfolio based upon a long-term, strategic outlook of the investment markets. We utilize historical and forward-looking return forecasts to establish future return expectations for our various asset categories. These investment return expectations are used to develop our asset allocation based on the specific needs of the pension plan. We utilize multiple investment managers in order to maximize the plan’s return while minimizing risk.

We offer a health and dental benefit plan to all of our eligible employees and retirees, which is composed of two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. The plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within 12 months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the plan, which relates primarily to our postretirement benefit program.

United Fire & Casualty Company and Subsidiaries

Estimates and assumptions used to determine benefit obligations and costs

The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of plan obligations. We annually establish the discount rate, which is an estimate of the interest rate at which the plan benefits could be effectively settled, that is used to determine the present value of the respective plans benefit obligations as of December 31. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the respective plans benefit obligations. Another significant assumption utilized is the expected long-term rate of return on the invested pension plan assets, which is an assumption as to the average rate of earnings expected on the pension plan funds invested, or to be invested, to provide for the settlement of benefits included in the projected pension benefit obligation. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. Annually, we perform an analysis of expected long-term rates of return based on the composition and allocation of our pension plan assets and recent economic conditions.

The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Other Benefits
January 1,	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The table below provides a reconciliation of the changes in benefit obligations and fair value of plan assets for both plans and a statement of the plans’ funded status for 2007 and 2006.

(Dollars in Thousands)	Pension Benefits		Other Benefits
At December 31	2007	2006	2007	2006
Reconciliation of projected benefit obligation
Obligation at beginning of year	$61,014	$54,369	$14,624	$14,320
Service cost	2,555	2,402	919	718
Interest cost	3,610	3,160	900	756
Actuarial loss (gain)	2,820	2,726	2,260	(703)
Benefit payments and adjustments	(2,040)	(1,643)	(540)	(467)
Obligation at December 31	$67,959	$61,014	$18,163	$14,624
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$53,240	$45,537	$—	$—
Actual return on plan assets	2,378	3,742	—	—
Employer contributions	4,400	5,604	540	467
Benefit payments and adjustments	(2,040)	(1,643)	(540)	(467)
Fair value of plan assets at December 31	$57,978	$53,240	$—	$—
Funded status at December 31	$(9,981)	$(7,774)	$(18,163)	$(14,624)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Pension benefits		Other benefits
Years Ended December 31	2007	2006	2007	2006
Other amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$210	$318	$(202)	$(220)
Unrecognized actuarial loss	19,398	15,510	2,296	35
Total other amounts recognized in accumulated other comprehensive income	$19,608	$15,828	$2,094	$(185)

Our accumulated pension benefit obligation was $55,993,000 and $49,670,000 at December 31, 2007 and 2006, respectively. The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately 10 years. This period represents the average remaining employee service period until the date of full eligibility. We anticipate amortization of prior service costs and net losses for 2008 to be $108,000 and $1,206,000, respectively.

The table below provides the components of net periodic benefit cost for the plans for 2007, 2006 and 2005.

(Dollars in Thousands)	Pension benefits			Other benefits
Years Ended December 31	2007	2006	2005	2007	2006	2005
Net periodic benefit cost:
Service cost	$2,555	$2,402	$2,113	$919	$718	$634
Interest cost	3,610	3,160	2,875	900	756	728
Expected return on plan assets	(4,536)	(3,920)	(3,341)	—	—	—
Amortization of prior service cost	108	107	108	(18)	(12)	(12)
Amortization of net loss	1,090	808	570	—	—	—
Net periodic benefit cost	$2,827	$2,557	$2,325	$1,801	$1,462	$1,350

For measurement purposes of our health and dental benefit plan, a 10.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2007. The rate is assumed to decrease gradually each year to a rate of 5.25 percent for 2013 and remain at that level thereafter. For dental claims, a 5.25 percent annual rate of increase was assumed for 2008 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(Dollars in Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$352	$(330)
Effect on the health care component of the accumulated postretirement benefit obligation	3,065	(2,467)

The following table summarizes the expected benefits to be paid from our plans over the next 10 years.

(Dollars in Thousands)	2008	2009	2010	2011	2012	2013-2017
Pension Benefits	$2,224	$2,351	$2,512	$2,601	$2,835	$17,490
Other Benefits:
Excluding Modernization Act Subsidy	705	785	885	950	1,022	6,547
Expected Modernization Act Subsidy	(84)	(97)	(114)	(128)	(144)	(1,005)
Other Benefits	$621	$688	$771	$822	$878	$5,542

United Fire & Casualty Company and Subsidiaries

Other Benefit Plans

We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for the years ended December 31, 2007, 2006 and 2005, was $4,107,000, $3,892,000 and $1,364,000, respectively.

We have an employee stock ownership plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining 21 years of age. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of the total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2007, 2006 and 2005, the employee stock ownership plan owned 244,386, 248,764 and 249,978 shares of United Fire common stock, respectively. Shares owned by the employee stock ownership plan are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $275,000, $650,000 and $250,000 in 2007, 2006 and 2005, respectively.

NOTE 10. STOCK OPTION PLANS

Nonqualified Employee Stock Option Plan

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees, with 310,908 options available for future issuance at December 31, 2007. The plan is administered by the Board of Directors. The Board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The Board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board may, at its sole discretion, grant options to any employees of United Fire or any of its affiliated companies. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options have historically been granted free of charge to eligible employees as designated by the Board of Directors.

Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan

We have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 100,003 options available for future issuance at December 31, 2007. The board has the authority to determine which nonemployee directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

United Fire & Casualty Company and Subsidiaries

Stock Option Activity

The analysis below details the activity of both of our stock option plans for the year ended December 31, 2007. Information on the options outstanding at December 31, 2007, is also presented.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2007	473,650	$29.03
Granted	212,500	34.67
Exercised	(43,650)	12.76
Forfeited or expired	(22,503)	30.66
Outstanding at December 31, 2007	619,997	$31.64	7.7	$1,354
Exercisable at December 31, 2007	163,200	$26.32	6.3	$452

Intrinsic value is the difference between our share price on the last day of trading, December 31, 2007 and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on December 31, 2007. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $774,000, $448,000 and $845,000 in December 31, 2007, 2006 and 2005, respectively.

Assumptions

The weighted-average grant-date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

December 31,	2007	2006	2005
Risk-free interest rate	4.60%	4.60%	4.07%
Expected option life (in years)	7.0	7.0	7.0
Expected annual dividend per share	$0.495	$0.48	$0.48
Expected volatility of the Company’s stock	28.28%	26.42%	26.72%

December 31,	2007	2006	2005
Weighted-average grant-date fair value of options granted during the year	$11.71	$12.75	$10.05

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$13.01 - 20.00	63,400	4.77	16.29	49,200	16.40
20.01 - 27.00	68,950	6.14	21.66	31,750	21.66
27.01 - 34.00	159,897	7.48	31.29	53,900	31.39
34.01 - 41.00	327,750	8.71	36.87	28,350	39.13
$13.01 - 41.00	619,997	7.70	31.64	163,200	26.32

United Fire & Casualty Company and Subsidiaries

NOTE 11. SEGMENT INFORMATION

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

The property and casualty insurance segment markets most forms of commercial and personal property and casualty insurance products, including surety bonds and reinsurance. The business is generated through 865 independent agencies and brokers in 42 states. The life insurance segment underwrites and markets life (primarily universal and traditional life) and annuity (primarily single premium annuity) products to individuals and groups through 927 independent agencies in 28 states.

The following table set forth our net premiums earned and other considerations by segment before intersegment eliminations.

(Dollars in Thousands)
Year Ended December 31	2007	2006	2005
Property and Casualty Insurance Segment
Net premiums earned:
Fire and allied lines (1)	$138,611	$145,373	$143,902
Other liability (2)	136,704	130,358	121,529
Automobile	112,768	111,870	114,161
Workers' compensation	48,359	42,079	39,084
Fidelity and surety	21,848	22,021	25,202
Reinsurance assumed	13,682	14,131	10,928
Miscellaneous	1,162	1,199	1,341
Total net premiums earned	$473,134	$467,031	$456,147
Life Insurance Segment
Net premiums earned and other considerations:
Ordinary life	$18,542	$20,875	$20,596
Universal life and investment-type product policy fees	11,405	11,032	12,477
Accident and health	2,090	2,716	3,814
Credit life	604	1,375	2,447
Group life	200	326	270
Total net premiums earned and other considerations	$32,841	$36,324	$39,604

(1)Fire and allied lines in this table includes fire, allied lines, homeowners, commercial multiple peril and inland marine.

(2)Other liability is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

United Fire & Casualty Company and Subsidiaries

Total revenue by segment includes sales to outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to outside customers. The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for the years ended December 31, 2007, 2006 and 2005, are reported in the property and casualty insurance segment.

(Dollars in Thousands)
Years Ended December 31	2007	2006	2005
Property and Casualty Insurance Segment
Revenues
Net premiums earned	$473,134	$467,031	$456,147
Net investment income	43,507	40,356	34,874
Realized investment gains	7,099	6,986	2,013
Other income (expense)	59	(108)	—
Total reportable segment	$523,799	$514,265	$493,034
Intersegment eliminations	(144)	(131)	(133)
Total revenues	$523,655	$514,134	$492,901
Net income (loss) before income taxes
Revenues	$523,799	$514,265	$493,034
Benefits, losses and expenses	384,855	410,762	507,977
Total reportable segment	$138,944	$103,503	$(14,943)
Intersegment eliminations	68	102	102
Total income (loss) before income taxes	$139,012	$103,605	$(14,841)
Income tax expense (benefit)	40,787	29,635	(10,243)
Net income (loss)	$98,225	$73,970	$(4,598)
Assets
Total reportable segment	$1,554,490	$1,524,790	$1,412,890
Intersegment eliminations	(230,373)	(224,667)	(213,833)
Total assets	$1,324,117	$1,300,123	$1,199,057
Life Insurance Segment
Revenues
Net premiums earned and other considerations	$32,841	$36,324	$39,604
Net investment income	78,986	81,650	83,872
Realized investment gains	2,571	2,979	2,528
Other income	595	640	702
Total reportable segment	$114,993	$121,593	$126,706
Intersegment eliminations	(122)	(127)	(2)
Total revenues	$114,871	$121,466	$126,704
Net income before income taxes
Revenues	$114,993	$121,593	$126,706
Benefits, losses and expenses	94,699	99,729	105,456
Total reportable segment	$20,294	$21,864	$21,250
Intersegment eliminations	28	23	147
Total income before income taxes	$20,322	$21,887	$21,397
Income tax expense	7,155	7,772	7,755
Net income	$13,167	$14,115	$13,642
Assets	$1,436,437	$1,475,944	$1,522,867
Consolidated Totals
Total consolidated revenues	$638,526	$635,600	$619,605
Total consolidated net income	$111,392	$88,085	$9,044
Total consolidated assets	$2,760,554	$2,776,067	$2,721,924

United Fire & Casualty Company and Subsidiaries

NOTE 12. QUARTERLY SUPPLEMENTARY INFORMATION (UNAUDITED)

The following table sets forth our selected unaudited quarterly financial information.

(Dollars in Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year ended December 31, 2007
Total revenues	$156,100	$158,450	$158,219	$165,757	$638,526
Income before income taxes	$49,525	$45,179	$26,470	$38,160	$159,334
Net income	$34,610	$31,252	$19,071	$26,459	$111,392
Basic earnings per common share (1)	$1.25	$1.13	$0.69	$0.97	$4.04
Diluted earnings per common share (1)	$1.25	$1.13	$0.69	$0.97	$4.03
Year ended December 31, 2006
Total revenues	$154,142	$156,887	$158,177	$166,394	$635,600
Income before income taxes	$16,737	$32,541	$32,988	$43,226	$125,492
Net income	$13,451	$22,942	$22,426	$29,266	$88,085
Basic earnings per common share (1)	$0.57	$0.90	$0.81	$1.06	$3.37
Diluted earnings per common share (1)	$0.57	$0.89	$0.81	$1.06	$3.36

(1) The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

NOTE 13. EARNINGS AND DIVIDENDS PER COMMON SHARE

Basic earnings per share is computed by dividing net income or loss available to common shareholders (net income or loss less dividends to preferred shareholders and accretions of preferred stock issuance costs) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share give effect to all dilutive common shares outstanding during the period. The dilutive shares we consider in our diluted earnings per share calculation relate to our convertible preferred stock outstanding as well as our outstanding stock options. During 2005, we redeemed all shares of preferred stock that were not previously converted into shares of common stock.

We determine the dilutive effect of our convertible preferred stock using the “if-converted” method. Under this method, we add to the denominator of the earnings per share calculation a number determined by multiplying the number of convertible preferred shares by the appropriate conversion rate. We also add the amount of preferred dividends and accretions back to the numerator of the earnings per share equation due to the assumed conversion of all the convertible preferred stock to common stock at the beginning of the reporting period. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of our convertible preferred stock is disregarded. The preferred stock had an anti-dilutive effect in 2005.

We determine the dilutive effect of our stock options outstanding using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the period. The net of the assumed options exercised and assumed common shares repurchased represent the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.

United Fire & Casualty Company and Subsidiaries

The components of basic and diluted earnings per share are displayed in the table below.

Years ended December 31	2007		2006		2005
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$111,392	$111,392	$88,085	$88,085	$9,044	$9,044
Preferred dividends and accretions (1)	—	—	—	—	(4,106)	(4,106)
Earnings available for common shareholders	$111,392	$111,392	$88,085	$88,085	$4,938	$4,938
Weighted-average common shares outstanding	27,569	27,569	26,133	26,133	22,445	22,445
Add dilutive effect of stock options	—	71	—	69	—	90
Weighted-average common shares for EPS calculation	27,569	27,640	26,133	26,202	22,445	22,535
Earnings per common share	$4.04	$4.03	$3.37	$3.36	$0.22	$0.22
Stock options excluded from diluted EPS calculation (1)	—	138	—	142	—	—
Preferred stock excluded from diluted EPS calculation (1)	—	—	—	—	—	1,142
(1)

Outstanding options to purchase shares of common stock (in all years presented) and preferred dividends and accretions (in 2005 only) that were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The following table sets forth the components of comprehensive income (loss) and the related tax effects for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Net income	$111,392	$88,085	$9,044

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	(2,543)	20,856	(22,037)
Adjustment for net realized gains included in income	(9,670)	(9,965)	(4,540)
Adjustment for minimum pension liability	—	—	1,932
Change in unrecognized employee benefits costs	(7,239)	—	—
Adjustment for employee benefits costs included in income	1,180	—	—
Other comprehensive income (loss), before tax	(18,272)	10,891	(24,645)
Income tax effect	6,394	(3,812)	8,626
Other comprehensive income (loss), after tax	(11,878)	7,079	(16,019)

Comprehensive income (loss)	$99,514	$95,164	$(6,975)

United Fire & Casualty Company and Subsidiaries

NOTE 15. LEASE COMMITMENTS

At December 31, 2007, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $4,785,000, $4,714,000 and $4,558,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Our most prominent lease arrangement is for office space through which we conduct the insurance operations of our Galveston, Texas, location. This lease was initiated in December 2004, with a lease term of 10 years. The annual lease payment for this office space is approximately $2,100,000.

At December 31, 2007, our future minimum rental payments are as follows:

(Dollars in Thousands)
2008	$4,390
2009	4,177
2010	3,636
2011	2,897
2012	2,403
Thereafter	5,534
Total	$23,037

United Fire & Casualty Company and Subsidiaries

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

United Fire & Casualty Company

We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (United Fire) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules of United Fire listed in Item 15(a)(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

During 2006, United Fire changed its method of accounting for the recognition of stock-based compensation expense and the recognition of the funded status of its defined benefit pension and postretirement plans, which has been discussed in Note 1 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Fire’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 27, 2008

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

As of December 31, 2007, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2007. Their report, which expresses an unqualified opinion on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2007, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Dated: February 27, 2008

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

United Fire & Casualty Company and Subsidiaries

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

United Fire & Casualty Company

We have audited the internal control over financial reporting of United Fire & Casualty Company (United Fire) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Fire’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based onthe COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of United Fire & Casualty Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 27, 2008

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

ITEM 9B. OTHER INFORMATION

None.

United Fire & Casualty Company and Subsidiaries

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AT UNITED FIRE
Age (as of December 31, 2007), Present Position and Business Experience	Term as DirectorExpires	Served as Director Since
Scott McIntyre Jr., 74, has served as chairman of our board of directors since 1975. He has been employed by us in various capacities since 1954, including as president from 1966 to 1997 and as chief executive officer from 1991 to 2000. Mr. McIntyre is the father-in-law of Christopher R. Drahozal, who also serves as a director. Mr. McIntyre has agreed to be nominated as a director at our next annual stockholders’ meeting in 2008.	May 2008	1956
Christopher R. Drahozal, 46, is a professor of law at the University of Kansas School of Law, Lawrence, Kansas, where he has taught since 1994. Mr. Drahozal is the son-in-law of Scott McIntyre Jr.	May 2009	1997

Jack B. Evans, 59, is president of the Hall-Perrine Foundation, a private philanthropic corporation located in Cedar Rapids, Iowa. He has served as its president since January 1996. Prior to that, Mr. Evans was employed by SCI Financial Group, Cedar Rapids, Iowa, serving as its president from 1993 to 1995. SCI Financial Group was a regional financial services firm providing brokerage, insurance and related services to its clients. In addition to United Fire & Casualty Company, Mr. Evans also serves on the board of directors of Nuveen Institutional Advisory Corp. of Chicago, Illinois and on the Board of Regents for the State of Iowa. He is also a former director of Alliant Energy Corporation of Madison, Wisconsin and the Federal Reserve Bank of Chicago.

	May 2009	1995
Thomas W. Hanley, 55, is a teacher at Xavier High School, a Catholic high school in Cedar Rapids, Iowa. He began teaching full time in 2004. From 2002 to 2004, Mr. Hanley conducted post-graduate studies in Theology at Loras College in Dubuque, Iowa. From 1979 to April 2003, Mr. Hanley was employed as a certified public accountant by McGladrey & Pullen, LLP, a tax and accounting firm in Cedar Rapids, Iowa. Mr. Hanley served as a partner at McGladrey & Pullen, LLP from 1983 to January 2002.	May 2009	2003

Douglas M. Hultquist, 52, is the president, chief executive officer and a director of QCR Holdings, Inc., a multi-bank holding company headquartered in Moline, Illinois that serves Moline and Rockford, Illinois; Milwaukee, Wisconsin and Davenport and Cedar Rapids, Iowa through wholly owned subsidiary banks. He was a public accountant with KPMG Peat Marwick beginning in 1977 and was named a partner of that firm in 1987. In 1991, the Quad City office of KPMG Peat Marwick merged with McGladrey & Pullen, a tax and accounting firm. Mr. Hultquist served as a tax partner in the Quad City office of McGladrey & Pullen from 1991 until he left and co-founded QCR Holdings, Inc. in 1993. Mr. Hultquist serves as director of Quad City Bank & Trust; director of Cedar Rapids Bank & Trust; director of Rockford Bank & Trust; director of Quad City Bancard; director of First Wisconsin Bank & Trust; and director of M2 Lease Funds. Mr. Hultquist also serves as board chair of Augustana College in Rock Island, Illinois. Mr. Hultquist has agreed to be nominated as a director at our next annual stockholders’ meeting in 2008.

	May 2008	2007

James A. Leach, 65, served as a Representative from Iowa to the United States Congress from 1977 until 2007. Immediately prior to leaving Congress, Mr. Leach served as chairman emeritus, Committee on Banking and Financial Services; member, Committee on International Relations; and chairman, Subcommittee on East Asian and Pacific Affairs. Mr. Leach is currently Director of the Institute of Politics at Harvard University’s Kennedy School of Government in Cambridge, Massachusetts. He is currently on leave from Princeton University in Princeton, New Jersey where he is the John L. Weinberg Visiting Professor at the Woodrow Wilson School of Public and International Affairs.

	May 2010	2007

United Fire & Casualty Company and Subsidiaries

Age (as of December 31, 2007), Present Position and Business Experience	Term as DirectorExpires	Served as Director Since
Casey D. Mahon, 56, is an adjunct professor of law at the University of Iowa College of Law, Iowa City, Iowa, where she has taught since 1998. Ms. Mahon was employed as senior vice president and general counsel of McLeodUSA, Inc. from June 1993 until she retired in February 1998. McLeodUSA, Inc. provides integrated communications services. Ms. Mahon has agreed to be nominated as a director at our next annual stockholders’ meeting in 2008.	May 2008	1993
George D. Milligan, 51, is president of The Graham Group, Inc., Des Moines, Iowa, a position he has held since 1985. The Graham Group includes a real estate firm specializing in the development of medical office buildings and a construction firm specializing in the construction of hospital facilities. Since 2005, Mr. Milligan has also served on the board of directors of West Bancorporation, Inc. of West Des Moines, Iowa.	May 2009	1999

Mary K. Quass, 57, is president and chief executive officer of NRG Media, LLC, Cedar Rapids, Iowa. NRG Media, LLC is a radio broadcasting group of over 60 stations founded in August 2002. Ms. Quass is also president and chief executive officer of Quass Communications, LLC. Founded in 1998, Quass Communications, LLC is a privately held investment company. From 1988 to 1998, Ms. Quass held the position of president and chief executive officer of Quass Broadcasting Company, which operated radio stations and a sign company. In 1998, Quass Broadcasting Company merged with Capstar Broadcasting Partners to form Central Star Communications. Ms. Quass served as president and chief executive officer of Central Star Communications, which operated over 50 radio stations throughout the Midwest, until 2000.

	May 2010	1998

John A. Rife, 65, retired in May 2007 as our president and chief executive officer. Mr. Rife continues to serve as president of our life subsidiary, United Life Insurance Company, a position he has held since 1984. Mr. Rife has served as a director of United Life Insurance Company since 1983. Since 2001, Mr. Rife has served on the board of directors of Cedar Rapids Bank & Trust, a bank in Cedar Rapids, Iowa. Since 2006, he has served on the board of directors of QCR Holdings, Inc., the parent holding company of Cedar Rapids Bank & Trust. Mr. Rife also serves on the boards of trustees of United Way of East Central Iowa and Mercy Medical Center.

	May 2010	1998
Kyle D. Skogman, 57, is president of Skogman Construction Co. of Iowa, a company that specializes in residential construction, primarily in Cedar Rapids, Iowa. He has served in that capacity since 1990.	May 2010	2000

Frank S. Wilkinson Jr., 68, retired in December 2000 from E.W. Blanch Co., a Minneapolis, Minnesota company that provides risk management and distribution services and arranges reinsurance coverage between insurers and reinsurers. Before retiring after 31 years of service, Mr. Wilkinson held a number of positions with E.W. Blanch, including executive vice president and director from 1993 to 2000. Mr. Wilkinson served on the board of directors of Hub International, Ltd. of Chicago, Illinois from April 2003 until June 2007. Mr. Wilkinson currently serves on the board of directors of Benfield Group, Ltd. of London, England where he serves on the audit, remuneration (compensation) and nominating and governance committees. Mr. Wilkinson has agreed to be nominated as a director at our next annual stockholders’ meeting in 2008.

	May 2008	2001

United Fire & Casualty Company and Subsidiaries

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES AT UNITED FIRE

The following table sets forth information as of December 31, 2007, concerning the following executive officers and significant employees.

Name	Age	Position
Scott McIntyre Jr. (1)	74	Chairman of the Board of Directors
Randy A. Ramlo (1)	46	President and Chief Executive Officer
Michael T. Wilkins (1)	44	Executive Vice President, Corporate Administration
Brian S. Berta	43	Vice President, Great Lakes regional office
David E. Conner (1)	49	Vice President and Chief Claims Officer
Barrie W. Ernst (1)	53	Vice President and Chief Investment Officer
David L. Hellen	55	Resident Vice President, Denver regional office
Kent J. Hutchins (1)	49	Vice President and Chief Operating Officer, United Life Insurance Company
Joseph B. Johnson	55	Resident Vice President, Gulf Coast regional office
David A. Lange	50	Corporate Secretary and Fidelity and Surety Claims Manager
Dianne M. Lyons (1)	44	Vice President and Chief Financial Officer
Scott A. Minkel	45	Vice President, Information Services
Douglas A. Penn	58	Vice President, Midwest regional office
Dennis J. Richmann	43	Vice President, Fidelity and Surety
John A. Rife (1)	65	President, United Life Insurance Company
Neal R. Scharmer (1)	51	Vice President, General Counsel and Corporate Secretary
Allen R. Sorensen	49	Vice President, Corporate Underwriting
Colleen R. Sova	53	Vice President, e-Solutions
Timothy G. Spain	56	Vice President, Human Resources
Galen E. Underwood	67	Treasurer
(1)	Executive Officers

A brief description of the business experience of these officers follows.

Scott McIntyre Jr., chairman of our board of directors, has served us in that capacity since 1975. We have employed Mr. McIntyre in various capacities since 1954, including as president from 1966 to 1997 and as chief executive officer from 1991 to 2000.

Randy A. Ramlo was appointed our president and chief executive officer in May 2007. He previously served us as chief operating officer from May 2006 until May 2007, as executive vice president from May 2004 until May 2007, and as vice president, fidelity and surety, from November 2001 until May 2004. He also worked as an underwriting manager in our Great Lakes region. We have employed Mr. Ramlo since 1984.

Michael T. Wilkins became our executive vice president, corporate administration, in May 2007. He was our senior vice president, corporate administration, from May 2004 until May 2007, our vice president, corporate administration, from August 2002 until May 2004 and the resident vice president in our Lincoln regional office from 1998 until 2002. Prior to 1998, Mr. Wilkins held various other positions within our company since joining us in 1985.

Brian S. Berta is vice president of our Great Lakes region, a position he has held since May 2006. Mr. Berta previously served as underwriting manager in our Great Lakes region and has been employed by us since 1993.

United Fire & Casualty Company and Subsidiaries

David E. Conner was appointed our vice president and chief claims officer, effective January 1, 2005. Mr. Conner has served in various capacities within the claims department, including claims manager and assistant vice president, since joining us in 1998.

Barrie W. Ernst is our vice president and chief investment officer. He joined us in August 2002. Previously, Mr. Ernst served as senior vice president of SCI Financial Group, Cedar Rapids, Iowa, where he worked from 1980 to 2002. SCI Financial Group was a regional financial services firm providing brokerage, insurance and related services to its clients.

David L. Hellen was appointed resident vice president of our Denver regional office in 1988. We have employed Mr. Hellen since 1975.

Kent J. Hutchins was named vice president and chief operating officer of our life insurance subsidiary, United Life Insurance Company, in May 2007 after serving as its vice president and general manager from August 2006 until May 2007. Mr. Hutchins was previously employed by Tricor Lending and Financial Services in Prairie du Chien, Wisconsin. As an employee of Tricor, he was a member of our life agency force for 25 years before joining United Life Insurance Company as a marketing representative for the state of Wisconsin in June 2004.

Joseph B. Johnson was promoted to resident vice president of our Gulf Coast regional office in May 2007 after having served as branch manager since August 2006. Mr. Johnson has over 25 years of experience in the insurance industry. From August 2001 until August 2006, he served as vice president of insurance operations for Beacon Insurance Group in Wichita Falls, Texas.

David A. Lange has served as one of our corporate secretaries since 1997. Mr. Lange has also been a surety claims manager since he began his employment with us in 1987.

Dianne M. Lyons was appointed chief financial officer in May 2006. She was appointed vice president in May 2003 and served as our controller from 1999 until May 2006. Ms. Lyons has been employed by us in the accounting department since 1983.

Scott A. Minkel is our vice president, information services, a position he has held since May 2007. Prior to his promotion, Mr. Minkel served in various capacities within the information services department since joining us in 1984, including assistant vice president, director of information services and programming manager.

Douglas A. Penn is vice president of our Midwest regional office, a position he has held since May 2007. Since joining us in 1974, Mr. Penn has served in a variety of capacities including underwriting manager, marketing representative and commercial underwriter.

Dennis J. Richmann was named our vice president, fidelity and surety, in May 2006. He has been employed by us in various capacities since joining us in August 1988, most recently as surety bond underwriting manager.

John A. Rife retired in May 2007 as our president and chief executive officer. Mr. Rife continues to serve as president our life subsidiary, United Life Insurance Company, a position he has held since 1984. Mr. Rife has served as a director of United Life Insurance Company since 1983 and has served us as a director since 1998.

Neal R. Scharmer was appointed our vice president and general counsel in May 2001 and corporate secretary in May 2006. He joined us in 1995.

Allen R. Sorensen became our vice president, corporate underwriting, in May 2006. Mr. Sorensen began his career with us in June 1981 and has served us in various capacities including underwriting, product support and product automation.

Colleen R. Sova serves as vice president in our e-solutions department, a position she has held since May 2007. Prior to her promotion, Ms. Sova has served us in a variety of capacities since joining us in 1981 including assistant vice president and director of e-solutions, director of claims administration, claims supervisor and claims adjuster.

Timothy G. Spain became our vice president, human resources in July 2006. Mr. Spain began his employment with us in December 1994, most recently serving as training director.

Galen E. Underwood has served as our treasurer since 1979. He has been our employee since 1963.

United Fire & Casualty Company and Subsidiaries

AUDIT COMMITTEE

We have a separately designated standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The board of directors has adopted an Audit Committee Charter that we have published on our web site, www.unitedfiregroup.com under “Investor Relations.” Copies of the Audit Committee Charter can also be obtained free of charge by writing to Investor Relations c/o United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Our audit committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their exercise of independent judgment. The audit committee is primarily concerned with the effectiveness of audits of us performed by our internal auditor and independent registered public accounting firm. The audit committee seeks to maintain free and open communications between the directors, the independent registered public accounting firm, the internal auditors and management. Its duties consist of reviewing recommendations by the internal auditor and the independent registered public accounting firm on accounting matters and internal controls; advising the board on the scope of audits; reviewing our interim and annual Consolidated Financial Statements and the accounting standards and principles followed; appointing the independent registered public accounting firm; and conducting independent inquiries, if necessary. The audit committee meets at least four times annually. Current members of our audit committee include: Thomas W. Hanley (Chair), Jack B. Evans, George D. Milligan, Mary K. Quass and Kyle D. Skogman.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has determined that Thomas W. Hanley is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934 and is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market.

CODE OF ETHICS AND BUSINESS CONDUCT

The board of directors has adopted a Code of Ethics and Business Conduct that applies to all our officers, directors and employees. The Code of Ethics and Business Conduct establishes procedures regarding the reporting of a violation of the code. We have published our Code of Ethics and Business Conduct on our website at www.unitedfiregroup.com under “Investor Relations.” Copies of the Code of Ethics and Business Conduct can also be obtained free of charge by writing to Investor Relations c/o United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909.

United Fire & Casualty Company and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee of our board of directors is responsible for developing the philosophy and structure for compensation of our named executive officers and other senior executive officers. Our named executive officers include: Scott McIntyre Jr., chairman of our board of directors; Randy A. Ramlo, our president, chief executive officer and principal executive officer; Dianne M. Lyons, our vice president, chief financial officer and principal financial officer; Michael T. Wilkins, our executive vice president; John A. Rife, president of our life insurance company subsidiary, United Life Insurance Company; and Barrie W. Ernst, our vice president and chief investment officer. Each year, the compensation committee reviews and recommends to the board of directors the compensation of the named executive officers.

COMPENSATION AND BENEFITS PHILOSOPHY

The objectives of our compensation programs for senior executive officers are to attract and retain qualified senior executive officers, assure that our compensation of senior executive officers is fair and reasonable and provide incentives to our senior executive officers that are tied to both executing a sound business strategy and achieving shareholder value.

The compensation committee charter, which has been adopted by our board of directors, governs the compensation committee’s activities and spells out its responsibilities. Some key features of that charter include:

•	The compensation committee must be composed of only independent directors, with a minimum of three members.
•	The compensation committee must conduct at least two meetings each calendar year.
•	The compensation committee has the resources and authority to retain and compensate any outside counsel, expert, consultant or advisor it deems appropriate and necessary.

The responsibilities and functions of the compensation committee that relate to compensation for senior executive officers and directors are as follows:

•	Annually recommend to the board of directors for approval the salaries, bonus and other compensation for all of our executive officers.
•

Review and discuss with management the information reported in the Compensation Discussion and Analysis, and based on the review and discussions recommend to the board of directors that it be included in our annual report on Form 10-K.

•

Approve and grant, or recommend to the board of directors the approval and granting of, stock options and other types of equity-based compensation in accordance with the terms of stock option and other equity-based plans.

•	Periodically review and report to the board of directors about the competitiveness of our executive compensation programs.
•	Periodically review and recommend to the board of directors for approval the compensation of our directors.
•	Periodically review and make recommendations to the board of directors concerning appropriate levels of liability insurance for our directors and officers.

United Fire & Casualty Company and Subsidiaries

•	Annually evaluate the compensation committee charter and the compensation committee’s performance and make such reports to the board of directors as it deems warranted.
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

When determining compensation levels for senior executive officers, the compensation committee considers the following principles:

•

Performance. We strive to reward performance of our executive officers by linking compensation to individual performance, business unit performance, and company performance. Management believes that tying an individual’s compensation to these three performance indicators is an important part of aligning our objectives with the personal interest of our senior executive officers.

•

Fairness and Reasonableness. We strive to provide compensation and benefit programs that are fair and that reasonably reward senior executive officers for their services without being on the high end of salary ranges for comparable companies. The compensation committee reviews a variety of factors, including the cost of living and quality of life in the geographical areas where we are located, the executive’s experience level, the responsibilities of an executive’s position, our employee-friendly culture, the desire to avoid significant compensation disparities between senior executive officers and all other employees, and compensation and benefits of executives of other insurance companies and other companies of comparable size and geographic scope.

•	Cost. By designing compensation programs that are cost-effective and affordable, we strive to protect the interests of our shareholders.

Our board of directors uses the total compensation approach to executive compensation, and considers both currently paid compensation and long-term incentive compensation to be necessary compensation tools. Our board of directors favors currently paid compensation, over long-term incentive compensation, believing it provides an immediate incentive for our executives. Executive compensation changes for 2008 are discussed in “Compensation Changes - 2008.” Our board of directors awards long-term incentive compensation on a discretionary basis. Current paid compensation, coupled with long-term incentives, provides the compensation committee and the board of directors the flexibility necessary to design compensation programs that are fair and appropriate.

We have no written employment contracts or severance agreements with any of our executives. All our employees, including all senior executive officers, are “at will” employees.

We believe that ownership of our common stock promotes the alignment of directors’ and officers’ interests with ours and those of our shareholders. Our Articles of Incorporation require that all directors own our stock, but the Articles do not require or recommend a certain number of shares to be owned. We do not require our officers to be shareholders. During 2008, the compensation committee and board of directors are implementing stock ownership guidelines for executive officers.

ELEMENTS OF COMPENSATION

We compensate our senior executive officers using direct compensation, company-sponsored benefit plans and, to a minor extent, perquisites. As direct compensation, we pay base salary, performance-based cash awards, flexible benefit credits and equity awards. Company-sponsored benefit plans include insurance plans and retirement plans. As a minor part of our compensation program, we provide perquisites to certain of our senior executive officers.

Direct Compensation

Direct compensation consists of (i) base salary, (ii) annual performance-based cash awards, (iii) flexible benefit credits and (iv) long-term equity based awards. We pay these elements of direct compensation because we believe each of the following to be true:

•	A fair and reasonable base salary is essential to attract and retain good executives.

United Fire & Casualty Company and Subsidiaries

•	Annual performance-based cash awards are valuable in recognizing and rewarding both individual achievement and the executive’s role in our overall performance.
•	Equity-based compensation helps executives to “think like owners” and, therefore, align their interests with those of our shareholders.

Flexible benefit credits allow executives to elect benefits that correspond to their individual needs and preferences.

Base Salary

We design base salary to attract and retain experienced executives who can help us achieve our business goals. We determine an executive’s initial base salary by considering a variety of factors, including the executive’s experience level, the responsibilities of the executive’s position, our existing compensation structure, the compensation levels in other companies, the cost of living and quality of life in the geographical areas where we are located and our employee-friendly culture. In addition, to determine increases in an executive’s base salary, we consider individual performance, pertinent experience with us and increases in responsibility.

Annual Performance-Based Cash Awards

We maintain an annual incentive plan that provides annual performance-based cash awards. This plan links a portion of annual compensation directly to our performance. Each calendar year, all employees (except the chairman of the board and the president of our life insurance subsidiary) are eligible to participate in the plan if they (1) have worked for us for at least twelve months, (2) have 1,000 hours of service during the calendar year and (3) are in our employ at the time the cash awards for that year are paid. Employees who are otherwise eligible to participate who retire during the calendar year receive payments under this plan prorated to the date of their retirement. Our objective in using the annual incentive plan is to provide a strong financial incentive to all employees to achieve critical corporate, branch and department goals. To measure achievement under the annual incentive plan for all eligible employees (except our chief executive officer), we use three performance indicators: corporate return on equity (ROE), business unit targets based on losses and loss settlement expenses (loss ratio) and cost center expense targets. For our chief executive officer we use two performance indicators: ROE and our corporate growth rate, as measured by our property and casualty segment’s direct premium written through our independent agencies. Each year, we establish minimum, target and maximum levels of performance for each performance indicator. After each fiscal year, we assess company performance for each performance indicator, comparing actual results to the pre-determined minimum, target and maximum levels. Attaining the highest level of performance in each of the three indicators would result in a cash award of 48.0 percent of base salary for our chief executive officer and 30.0 percent of base salary for our other participating named executive officers.

The compensation committee chose ROE as an annual incentive plan performance indicator because it believes that ROE is a good overall measure for evaluating our operating performance and that the value of our common stock is closely related to ROE performance. Accordingly, achieving ROE target levels should enhance our stock value and shareholder return. In determining whether we have achieved our ROE target goal, ROE is calculated based on after-tax consolidated earnings divided by average equity. We reserve the right to exclude the impact of net unrealized appreciation from our ROE calculation.

The compensation committee chose business unit loss ratios and cost center expense targets as annual incentive plan performance indicators because they are good measures of our underwriting performance and overall profitability. If we are able to keep our expenses in line with guidelines established for cost center expense targets, we are able to achieve profitability for ourselves and value for our shareholders. In determining whether we have achieved our business unit targets, loss ratios are calculated by dividing net premiums earned by net losses incurred plus allocated loss settlement expenses paid. Cost center expense targets are measured by expenses expressed as a percentage of direct written premiums.

The chairman of the board and the president of our life subsidiary are not participants in our annual incentive plan. For these individuals, the compensation committee determines on a discretionary basis what, if any, annual performance-based cash awards to grant them. The compensation committee recommends those awards to the board

United Fire & Casualty Company and Subsidiaries

of directors, which has the final approval. In making this determination, the compensation committee considers our achievement of the same three performance indicators that are used in the annual incentive plan, emphasizing each executive’s overall performance in their leadership roles.

The table below shows the 2007 performance goals and actual results for our annual incentive plan. Payments to named executive officers under our annual incentive plan are made in March 2008 for performance during 2007.

Annual Incentive Plan

	2007 Plan Goals			2007 Annual Incentive Plan Actual Results (%)	Percentage of Total Incentive Plan Award to Executive (%)
Performance Measure	Threshold (%)	Target (%)	Maximum (%)
Return on Equity
Chief Executive Officer	10.0%	13.0%	16.0%	17.8%	75.0%
Other Named Executive Officers (1)	10.0	13.0	16.0	17.8	60.0
Business Unit Loss Ratio
Chief Executive Officer	—	—	—	—	—
Other Named Executive Officers (1)	60.0	52.5	45.0	43.0	20.0
Cost Center Expense Target
Chief Executive Officer	—	—	—	—	—
Other Named Executive Officers (1)	3.0	2.5	2.0	2.3	20.0
Corporate Growth Rate
Chief Executive Officer	2.5	2.5	2.5	(0.3)	25.0
Other Named Executive Officers (1)	—	—	—	—	—
(1)	Named executive officers participating in our annual incentive plan include Mr. Ramlo, Ms. Lyons, Mr. Ernst and Mr. Wilkins. Mr. McIntyre and Mr. Rife do not participate in the plan.

Flexible Benefit Credits

We maintain a flexible benefit credits program for all of our employees. Under this program, we allocate flexible benefit credits to each employee based on a formula that considers length of service with us and base salary. All employees are treated the same under the program. Near the end of each year, our employees determine how to “spend” their flexible benefit credits. Employees can allocate their credits among a variety of benefits, including supplemental life insurance, medical insurance, dental insurance, dependent life insurance and up to one week of vacation. If the flexible benefit credits allocated to an individual employee are not enough to cover their selected benefits, the difference is deducted from the employee’s base salary. If an employee has excess flexible benefit credits available after making his or her benefit elections, the employee can elect to take the excess credits as direct cash compensation or contribute cash to our 401(k) plan.

This program gives each employee the opportunity to select the medical and other insurance options that best meets his or her individual needs and preferences. Each employee must choose between two company-sponsored medical plan options or waive medical coverage. If an employee waives medical coverage, we reduce that employee’s flexible benefit credits.

Long-Term Equity Based Awards

We have adopted an employee stock option plan as part of our overall compensation program. The principal purpose of our board of directors granting stock options to named executive officers is to retain those executives and to provide compensation that encourages those executives to increase shareholder value by executing our strategies and achieving our goals. The expense related to these option awards is recognized in our Consolidated Financial Statements over the vesting period of the awards.

United Fire & Casualty Company and Subsidiaries

Our board of directors has full discretion to issue stock options to our named executive officers under the employee stock option plan. Each year, the compensation committee determines whether and to what extent it will recommend to the board of directors the granting of stock options to our named executive officers and other key employees. The board of directors then determines whether or not to act upon the committee’s recommendations. At the board’s regularly scheduled meeting held on February 16, 2007, the board granted stock options to named executive officers and other key employees. The exercise price of those options was the closing market price for our common stock on that date. The board of directors grants options at the February meeting each year because it is the first regularly scheduled meeting following the release of year-end earnings. In 2007, there were no material announcements made by us for the period between the release of year-end earnings and the granting of stock options.

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

Options our board of directors has granted under the employee stock option plan have the following characteristics:

•

Options vest 20 percent each year on the first five anniversaries of the grant date. Options vest immediately if we enter into an agreement to dispose of all or substantially all of our assets or capital stock. Under the employee stock option plan, the board of directors also has authority to accelerate vesting of stock options at their discretion.

•	Options expire on the sooner of:
o	Ten years after the date on which they are granted;
o	One year after the termination of employment for reason of death or disability; or
o	30 days after the termination of employment for any reason other than death or disability, unless extended by the board of directors by up to one year after termination of employment.
•	The exercise price is the closing market price for our common stock on the option grant date.

To confirm the board’s established practice, in 2007 the board of directors adopted a written policy regarding the issuance of options under the employee stock option plan. The policy provides that all options shall be issued at regularly scheduled meetings of the board of directors and that the exercise price for options issued under the plan shall be the closing market price on the option grant date.

Company-Sponsored Benefit Plans

We believe the insurance and retirement benefit plans we sponsor are an important part of fair and reasonable compensation for all of our employees, including our senior executive officers. We design these benefit plans to attract and retain good employees, to provide a measure of financial security for our employees and to assist our employees in providing for their own financial security in a manner that recognizes individual needs and preferences. We also provide these programs because we believe that employees who have a plan for health and financial security are better employees. We apply these programs equally to all employees. Our benefit plans consist of an insurance plan that provides health, vision, dental, disability and basic term life insurance coverage, and various retirement plans. These retirement plans are described below.

Insurance Plans

Our insurance package includes health, vision, dental, disability and basic term life insurance coverage. Senior executive officers participate in these benefits on the same basis as all of our other employees. These plans permit our employees to establish flexible spending accounts, up to statutorily prescribed maximum contribution amounts, to pay for un-reimbursed medical and dependent care expenses. Also, employees can use their flexible benefit credits as discussed above to tailor their insurance coverage to meet their individual financial security goals and needs.

United Fire & Casualty Company and Subsidiaries

We use a schedule to provide basic term life benefits to each full-time employee based on that employee’s salary, with a maximum amount of $250,000 of coverage for employees with salaries in excess of $200,000. When an employee reaches age 65, we reduce this benefit to 50 percent of that employee’s previous benefit, up to a maximum benefit of $15,000.

We provide both short-term and long-term disability benefits to all of our employees. Employees are eligible to participate in our short-term disability program after one-half year of continuous employment. Benefits accrue under our short-term disability plan based on the number of years of service with us and then are calculated as a percentage of base salary. Short-term disability benefits terminate after six months.

Employees with one year of continuous service are eligible for our long-term disability program. Benefits under this program begin once an employee has been totally disabled for a period of six months. Benefits are calculated as a percentage of base salary. Employment with us terminates when an employee begins receiving long-term disability benefits.

Retirement Plans

We provide retirement benefits to all of our employees, including senior executive officers, through a combination of qualified and non-qualified plans. The compensation committee periodically reviews the benefits provided by company-sponsored benefit plans to ensure that the benefits provided by these plans are cost effective for us and that they are fair and reasonable. Benefit plan levels are not tied to company, business area or individual performance.

Defined Benefit Pension Plan.

The United Pension Plan is a qualified defined benefit pension plan intended to supplement our employees’ retirement income and provide a measure of financial security in retirement. All of our employees who are 21 years of age and older automatically participate in the plan after completing one year of employment and 1,000 hours of service to us. Once eligibility criteria are met, participation in the plan begins on the next January 1 or July 1. Employees become 100 percent vested in the plan after completing five years of service. Plan benefits equal 1.25 percent of an employee’s five year average annual compensation, plus .5 percent of average annual compensation in excess of covered compensation, multiplied by the lesser of years of service or 35 years. Covered compensation is determined by reference to the Social Security taxable wage base. Average annual compensation means annual compensation, averaged over the period of five consecutive years of service that produces the highest average. In most cases, the five year measurement period is the last five years of full-time employment prior to retirement.

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

We pay the deferred amounts to the executive upon termination of employment for any reason after the executive reaches age 59½. The executive may elect to receive the benefits in a lump sum or in annual installments over a period of years ending not later than the year in which the executive reaches 75 years of age. An executive with less than five years of service who defers compensation under this plan forfeits 60 percent of the deferred amounts if that executive terminates employment prior to attaining age 59½. An executive with at least five years of service but less than ten years of service who defers compensation under this plan forfeits 30 percent of the deferred amounts if that executive terminates employment prior to attaining age 59½. An executive becomes fully vested in amounts deferred under our deferred compensation plan when the executive has attained ten years of service or reached age 59½. If the executive dies or becomes disabled while employed by us, we will pay the plan benefits as directed by the executive. The amounts deferred are subject to our creditors. Because an executive has a risk of forfeiture upon termination of employment prior to age 59½, we believe this plan is an important tool to retain our senior executive officers.

United Fire & Casualty Company and Subsidiaries

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

Employee Stock Ownership Plan.

We established the United Fire Group Employee Stock Ownership Plan (ESOP) so employees could share in our growth and prosperity. This plan does not permit employee contributions. We make contributions to this plan from time to time at the discretion of management. The plan allocates contributions to Plan participants on a basis determined by base salary level and years of service to us. All employees, including senior executive officers, are automatically enrolled in this plan when they reach age 21, complete one year of service and meet minimum hourly service requirements. Participants are 100 percent vested in the ESOP plan after completing five years of eligible service. Because employees must be participants in this plan for five years to be fully vested, we believe this plan provides additional incentive for employees to remain with us.

Employee Stock Purchase Plan.

The employee stock purchase plan is a non-qualified plan that allows all our employees, including senior executive officers, to purchase shares of our common stock through periodic payroll deductions of $10 or more per pay period. Plan participants can also make optional cash contributions of $10 or more in any given month to purchase additional shares. We maintain this plan to provide an opportunity for employees to invest in our stock. We believe that employees who own our stock will be more likely to execute our business strategies to achieve shareholder value.

Perquisites

We do not rely upon perquisites as a method of providing significant compensation to any of our employees, preferring instead to use direct compensation and benefit plans. We provide perquisites that are related to our business or that we believe are necessary to attract and retain key executive personnel.

For security reasons, the board of directors requires that the chairman of our board of directors use our corporate aircraft for business travel. We expect our chief executive officer and other executive officers to use the corporate aircraft for business travel whenever it is reasonable to do so. We permit the chairman of our board of directors and his wife to use the aircraft for personal travel. Through December 31, 2007, we permitted John A. Rife, chief executive officer until May 16, 2007 and president of our life subsidiary, to use the aircraft for personal travel. Under Internal Revenue Service regulations, we report the value of their personal use of the corporate aircraft as ordinary income. We increase their cash compensation to pay the income taxes associated with their personal use of the corporate aircraft.

In addition to the use of our corporate aircraft, we provide the following perquisites:

•	We provide as a benefit to our chairman of the board a universal life insurance policy in the amount of $540,600.
•	For our chairman of the board and our life insurance company president we provide home telephone and internet service to enhance their ability to provide services to us.
•

Because our chairman of the board, our chief executive officer, our life insurance company president and our chief investment officer use a country club for business entertainment, we pay one-half of the monthly dues for each of these executives.

United Fire & Casualty Company and Subsidiaries

As permitted by Internal Revenue Service regulations, we do not deduct the amount of these payments as business expenses and we do not report the value of these perquisites as income to the executive officers for income tax purposes.

THE ANNUAL COMPENSATION PROCESS

Role of Management

Our chief executive officer, with input from our chairman of the board, has a key role in determining compensation levels for the senior executive officers (not including the chairman of the board and the chief executive officer). Our chief executive officer directs the collection and compilation of data for consideration by the compensation committee. Guided by the principles discussed under “Compensation and Benefits Philosophy,” our chief executive officer:

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

Independent Consultants

Under its charter, the compensation committee has the authority to engage the services of outside advisors to assist in carrying out its duties. Under this authority, during 2007 the committee engaged the services of Compensation Resources, Inc. as outside compensation consultant to provide advice on compensation matters. The compensation committee engaged Compensation Resources, Inc. to provide an individual who would provide services to and report directly to the compensation committee on matters of executive compensation. Our named executives did not participate in the compensation committee’s selection of Compensation Resources, Inc. Compensation Resources, Inc.’s engagement with the compensation committee includes:

•

Reviewing and advising on all principal aspects of executive and non-employee director compensation, including base salaries and annual incentive awards for executive officers, and cash compensation and equity awards for non-employee directors;

•	Reviewing and advising on target performance levels and the design of our annual incentive plan; and
•	Providing advice on executive and director compensation matters as requested by the Committee.

During 2007, the individual also provided assistance to the compensation committee relating to our annual incentive plan for executives and the provisions of our employee stock option plan.

Compensation Resources, Inc. also assists our human resources department with, among other things, structuring various compensation programs that are available to all of our employees. To maintain the independence of the individual who provides services to the compensation committee, he does not provide any other services to us. The compensation committee believes that the individual is independent of management with respect to services provided to the compensation committee because:

•	The individual who provides consulting services to the committee does not provide any other services to us;
•

The individual who works with the compensation committee reports only to the committee, does not provide reports to our human resources department or to management, and does not meet with our human resources department or management; and

United Fire & Casualty Company and Subsidiaries

•	The individual keeps confidential and separate from management all information provided by or to the compensation committee.

Role of the Compensation Committee and the Board of Directors

The compensation committee and the board of directors refers to the principles discussed under “Compensation and Benefits Philosophy” to guide it in determining and implementing compensation programs for the senior executive officers. For senior executive officers other than the chairman of the board and the chief executive officer, the compensation committee receives and reviews the recommendation of management as described above and makes recommendations to the board of directors.

The compensation committee and the board of directors take the following steps to approve the compensation of the chairman of the board and the chief executive officer:

•	The compensation committee, with the assistance of Compensation Resources, Inc., identifies appropriate performance measures.
•

The compensation committee reviews data provided by Compensation Resources, Inc. and management along with data it obtains from public sources. Based on that review, it recommends to the board of directors the annual salary and long-term awards for the chairman of the board and the chief executive officer.

•	The board of directors reviews and considers the proposals of the compensation committee and makes its final determination based on our best interest and that of our shareholders.

United Fire & Casualty Company and Subsidiaries

COMPENSATION DURING THE LAST FISCAL YEAR

Summary Compensation Table – 2007

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (5)	Total ($)
Randy A. Ramlo(6)	2007	$281,250	$—	$35,859	$101,250	$13,428		$10,794	$442,581
President/Chief Executive Officer	2006	195,833	—	25,916	54,833	11,027		11,634	299,243
Dianne M. Lyons	2007	188,750	—	23,906	54,738	10,396		8,359	286,148
Vice President/Chief Financial Officer	2006	130,833	—	12,958	36,633	5,677		8,659	194,760
John A. Rife(7)	2007	500,000	125,000	47,811	—	23,717		23,990	720,519
President – United Life Insurance Company Retired President/Chief Executive Officer	2006	500,000	250,000	51,833	—	21,104		12,703	835,640
Scott McIntyre Jr.	2007	375,000	100,000	47,811	—	(75,704)	(8)	93,936	541,043
Chairman of the Board	2006	375,000	250,000	—	—	29,670		72,546	727,216
Barrie W. Ernst	2007	230,000	—	11,953	66,700	5,634		8,951	323,237
Vice President/Chief Investment Officer	2006	220,000	—	6,479	61,600	4,583		11,005	303,667
Michael T. Wilkins	2007	205,625	—	23,906	59,631	10,261		8,823	308,246
Executive Vice President	2006	165,000	—	12,958	46,200	6,711		9,979	240,848
(1)	The amounts shown in this column represent base salary without deductions for executive contributions to our 401(k) Plan or salary deferrals.
(2)

We use the Black-Scholes model to determine this amount. This model estimates the fair value of traded options, which have different characteristics than employee stock options. Changes to the subjective assumptions used in the model can result in materially different fair value estimates. The hypothetical value determined by using this model is based on the following assumptions for 2007: an exercise price equal to the closing market price on the day of the grant; estimated dividend yield of 2.06 percent; expected volatility of 28.11 percent, a risk-free interest rate of 4.7 percent; and expected lives of seven years. This column reflects the fair value amounts expensed during 2007.

(3)	Option awards represented in this column vest 20 percent each year for five years after the first anniversary of the grant date; unvested options are subject to forfeiture until vested.
(4)	The amounts shown in this column are those amounts earned by the executive in 2007. These amounts were determined and paid in 2008.
(5)	See the “All Other Compensation Detail” table on the next page.
(6)

The board of directors appointed Mr. Ramlo as President/Chief Executive Officer of United Fire & Casualty Company and its subsidiaries (except for United Life Insurance Company) effective May 16, 2007.

(7)	Mr. Rife retired as President/Chief Executive Officer of United Fire & Casualty Company and its subsidiaries (except for United Life Insurance Company) effective May 16, 2007.
(8)	Mr. McIntyre’s negative change in pension fund valuation is due to required distributions from the United Pension Plan to Mr. McIntyre under Internal Revenue Service guidelines.

United Fire & Casualty Company and Subsidiaries

The following table provides a detailed breakdown of the “All Other Compensation” figures appearing in the 2007 Summary Compensation Table.

All Other Compensation Detail – 2007

		Perquisites and Personal Benefits (1)
Name	Year	Country Club Membership ($) (2)	Personal Travel on Company Aircraft ($)	Misc.($) (3)	Tax Gross-ups ($)	Flexible Benefit Credits ($)	ESOP Allocation ($)	Insurance Premiums ($)	Total ($)
Randy A. Ramlo	2007	$—	$—	$—	$2,050	$6,749	$1,756	$240	$10,794
	2006	—	—	—	2,183	5,443	3,768	240	11,634
Dianne M. Lyons	2007	—	—	—	—	6,594	1,525	240	8,359
	2006	—	—	—	—	5,919	2,560	180	8,659
John A. Rife	2007	3,309	9,885	506	1,485	6,749	1,756	300	23,990
	2006	—	—	—	1,698	6,587	4,118	300	12,703
Scott McIntyre Jr.	2007	2,274	52,241	426	5,472	6,749	1,756	25,018	93,936
	2006	2,539	29,465	731	4,087	6,587	4,118	25,018	72,546
Barrie W. Ernst	2007	—	—	—	146	6,749	1,756	300	8,951
	2006	—	—	—	—	6,587	4,118	300	11,005
Michael T. Wilkins	2007	—	—	—	177	6,749	1,657	240	8,823
	2006	—	—	—	—	6,587	3,212	180	9,979

(1)	If the total perquisites and other personal benefits received by an executive, except for tax gross-ups, does not exceed $10,000, no amount is shown in this table for that year for that executive.
(2)	Because insurance is a relationship-driven business, we pay one half of annual country club dues for Messrs. Ramlo, Rife, McIntyre and Ernst to provide a facility for business entertainment.
(3)	Includes telephone and internet access.

The following table shows plan-based awards granted to the named executive officers during 2007.

Grants of Plan-Based Awards – 2007

Name	Grant Date (1)	Estimated Future Payouts under Non-Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Aggregate Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($) (3)	Target ($) (4)	Maximum ($) (5)
Randy A. Ramlo	2/16/2007				15,000	$35.23	$179,293
	N/A	$67,500	$112,500	$135,000
Dianne M. Lyons	2/16/2007				10,000	35.23	119,529
	N/A	28,313	47,188	56,625
John A. Rife (6)	2/16/2007				20,000	35.23	239,057
	N/A	—	—	—
Scott McIntyre Jr.(6)	2/16/2007				20,000	35.23	239,057
	N/A	—	—	—
Barrie W. Ernst	2/16/2007				5,000	35.23	59,764
	N/A	34,500	57,500	69,000
Michael T. Wilkins	2/16/2007				10,000	35.23	119,529
	N/A	30,844	51,406	61,688
(1)	All option awards were granted under our employee stock option plan.
(2)

We grant non-equity incentive plan awards under our annual incentive plan. The threshold, target and maximum amounts for future payouts are not determinable. The amounts shown are representative amounts based on the previous fiscal year’s performance. We pay awards based on our 2007 performance in 2008. Actual amounts paid to each named executive officer for 2007 are shown in the Summary Compensation Table.

(3)

We estimate the amount in this column by assuming the achievement of threshold levels for all three performance indicators and by multiplying base salary by 24 percent for Mr. Ramlo and 15 percent for Ms. Lyons, Mr. Ernst and Mr. Wilkins.

(4)

We estimate the amount in this column by assuming the achievement of target levels for all three performance indicators and by multiplying base salary by 40 percent for Mr. Ramlo and 25 percent for Ms. Lyons, Mr. Ernst and Mr. Wilkins.

(5)

We estimate the amount in this column by assuming the achievement of maximum levels for all three performance indicators and by multiplying base salary by 48 percent for Mr. Ramlo and 30 percent for Ms. Lyons, Mr. Ernst and Mr. Wilkins.

(6)	Mr. Rife and Mr. McIntyre do not participate in our annual incentive plan.

United Fire & Casualty Company and Subsidiaries

The following table details the outstanding equity awards held by each of our named executive officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End – 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date (1)(2)(3)(4)(5)
Randy A. Ramlo	2,000	—	$15.16	2/21/2012
	1,600	400	15.85	2/21/2013	(1)
	2,400	1,600	21.66	2/20/2014	(2)
	2,000	3,000	32.39	2/18/2015	(3)
	2,000	8,000	39.13	2/17/2016	(4)
	—	15,000	35.23	2/16/2017	(5)
Dianne M. Lyons	400	—	15.16	2/21/2012
	800	800	15.85	2/21/2013	(1)
	800	1,600	21.66	2/20/2014	(2)
	2,000	3,000	32.39	2/18/2015	(3)
	1,000	4,000	39.13	2/17/2016	(4)
	—	10,000	35.23	2/16/2017	(5)
John A. Rife	1,500	2,000	15.85	2/21/2013	(1)
	4,000	8,000	21.66	2/20/2014	(2)
	8,000	12,000	32.39	2/18/2015	(3)
	4,000	16,000	39.13	2/17/2016	(4)
	—	20,000	35.23	2/16/2017	(5)
Scott McIntyre Jr.	—	2,000	15.85	2/21/2013	(1)
	12,000	8,000	21.66	2/20/2014	(2)
	8,000	12,000	32.39	2/18/2015	(3)
	—	20,000	35.23	2/16/2017	(5)
Barrie W. Ernst	12,000	—	17.70	8/1/2012
	1,600	400	15.85	2/21/2013	(1)
	1,200	800	21.66	2/20/2014	(2)
	1,000	1,500	32.39	2/18/2015	(3)
	500	2,000	39.13	2/17/2016	(4)
	—	5,000	35.23	2/16/2017	(5)
Michael T. Wilkins	200	—	17.70	8/1/2012
	—	400	15.85	2/21/2013	(1)
	—	1,600	21.66	2/20/2014	(2)
	2,000	3,000	32.39	2/18/2015	(3)
	1,000	4,000	39.13	2/17/2016	(4)
	—	10,000	35.23	2/16/2017	(5)

Table footnotes appear on the next page.

(1)	The unexercisable portion of the options that expire on 2/21/2013 vest in full on 2/21/2008.
(2)	The unexercisable portion of the options that expire on 2/20/2014 vest one-half on 2/20/2008 and one-half on 2/20/2009.
(3)	The unexercisable portion of the options that expire on 2/18/2015 vest one-third on 2/18/2008, one-third on 2/18/2009 and one-third on 2/18/2010.
(4)	The unexercisable portion of the options that expire on 2/17/2016 vest one-fourth on 2/17/2008, one-fourth on 2/17/2009, one-fourth on 2/17/2010 and one-fourth on 2/17/2011.
(5)	The unexercisable portion of the options that expire on 2/16/2017 vest one-fifth on 2/16/2008, one-fifth on 2/16/2009, one-fifth on 2/16/2010, one-fifth on 2/16/2011 and one-fifth on 2/16/2012.

United Fire & Casualty Company and Subsidiaries

The following table represents the number of shares and the value of those shares acquired through the exercise of vested stock options under our Employee Stock Option Plan by the named executive officers during fiscal year 2007.

Option Exercises – 2007

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Randy A. Ramlo	—	$—
Dianne M. Lyons	—	—
John A. Rife	2,500	41,980
Scott McIntyre Jr.	6,000	100,080
Barrie W. Ernst	3,000	72,900
Michael T. Wilkins	2,800	52,116

POST EMPLOYMENT COMPENSATION

Pension Benefits – 2007

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Randy A. Ramlo	United Pension Plan	23		$232,072	$—
Dianne M. Lyons	United Pension Plan	24		157,408	—
John A. Rife	United Pension Plan	31		1,144,540	—
Scott McIntyre Jr.	United Pension Plan	35	(1)	1,110,893	492,260	(2)
Barrie W. Ernst	United Pension Plan	5		89,709	—
Michael T. Wilkins	United Pension Plan	22		170,748	—
(1)	The maximum number of years allowed under the Plan for computation of benefits is 35. Mr. McIntyre has more than 35 years of service with us.
(2)	This figure represents distributions made to Mr. McIntyre during 2007 that should have been made in prior years, including $22,055 for 2003, $150,205 for 2004 and $171,244 for 2005.

The Pension Benefits table above reports the present value of the accumulated pension benefit payable for each named executive officer payable under our United Pension Plan. The present value is based on the retirement benefit formula for the compensation levels and years of service of those officers.

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

The pension plan provides an annual benefit equal to the sum of 1.25 percent of five year average annual compensation plus 0.5 percent of average annual compensation in excess of covered compensation, multiplied by the lesser of years of service or 35 years. Covered compensation is determined by reference to the Social Security taxable wage base. The valuation method and all material assumptions used to determine the present value of the accrued pension benefit for each named executive officer is discussed in greater detail above under “Company-Sponsored Benefit Plans – Retirement Plans.”

The normal form of payment under the pension plan is a joint and 50 percent survivor annuity for a participant who is married on the annuity starting date and a life annuity for a participant who is unmarried. Participants may elect to

United Fire & Casualty Company and Subsidiaries

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

The following table provides information about the participation by each of our named executive officers in the United Fire & Casualty Company Nonqualified Deferred Compensation Plan.

Nonqualified Deferred Compensation – 2007

Name	Executive Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (2)
Randy A. Ramlo	$—	$—	$—	$—
Dianne M. Lyons	—	—	—	—
John A. Rife	—	17,680	—	339,137
Scott McIntyre Jr.	—	—	—	—
Barrie W. Ernst	12,760	2,116	—	45,237
Michael T. Wilkins	—	—	—	—
(1)

All amounts shown in this column were reported as part of either the “Base Salary” or the “Non-Equity Incentive Plan Compensation” reported in the Summary Compensation Table on page 108 of this Form 10-K.

(2)	All amounts reported in this column were reported as compensation in the Summary Compensation Table for previous reporting years.

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

Under the plan, we credit amounts deferred to notational accounts for the deferring executive. We determine the interest rate credited on these notational accounts annually, based on a reasonable rate of return, using the rate of return on our own investment portfolio as a guide.

The plan requires us to make payments to the deferring executive in a single lump sum or in annual installments over a period of years selected by the executive, not to extend beyond the year in which the participant reaches age 75.

United Fire & Casualty Company and Subsidiaries

PAYMENTS UPON TERMINATION OF EMPLOYMENT

We employ all of our employees, including our named executive officers, “at will,” without employment contracts or severance agreements. We do not have a pre-defined involuntary termination severance plan or policy for employees, including the named executive officers.

Upon the termination of employment for any reason, our named executive officers will receive compensation and benefits pursuant to the same plans and arrangements that are available generally to all salaried employees. Such plans and arrangements do not discriminate in scope, terms or operation in favor of our named executive officers.

The information in the following table describes the compensation that would be payable under specific circumstances if the named executive officers’ employment had terminated on December 31, 2007.

Potential Payments Upon Termination or Change-in-Control – 2007

Name	Termination Scenario	Annual Incentive Plan ($) (1)(2)	Stock Options ($) (3)(4)	Nonqualified Deferred Compensation ($) (5)
Randy A. Ramlo	Death	$ 101,250	$ 84,060	$ —
	Disability	—	84,060	—
	Retirement	101,250	84,060	—
	Change-in-control	101,250	84,060	—
Dianne M. Lyons	Death	54,738	44,588	—
	Disability	—	44,588	—
	Retirement	54,738	44,588	—
	Change-in-control	54,738	44,588	—
John A. Rife	Death	—	135,500	339,137
	Disability	—	135,500	339,137
	Retirement	—	135,500	339,137
	Change-in-control	—	135,500	339,137
Scott McIntyre Jr.	Death	—	175,080	—
	Disability	—	175,080	—
	Retirement	—	175,080	—
	Change-in-control	—	175,080	—
Barrie W. Ernst	Death	66,700	178,020	45,237
	Disability	—	178,020	45,237
	Retirement	66,700	178,020	31,666
	Change-in-control	66,700	178,020	45,237
Michael T. Wilkins	Death	59,631	19,423	—
	Disability	—	19,423	—
	Retirement	59,631	19,423	—
	Change-in-control	59,631	19,423	—
(1)

Upon termination of employment other than for death or retirement, a named executive officer participating in the annual incentive plan will receive payment under the plan for a particular year only if the officer was employed on the date the incentive plan payment is paid, typically in March of the following year.

(2)

Payments for participation in the annual incentive plan shown for a change-in-control event would be made for a particular year only if the executive were still employed on the date the incentive plan payment is scheduled to be paid, typically in March of the following year.

(3)

Upon termination of employment for any reason, all unvested options expire. The board of directors may, in its discretion, accelerate the vesting of unvested options. Amounts shown in this column are based on the fair market value of the stock underlying in-the-money vested options and in-the-money unvested options that would have become exercisable on December 31, 2007 if the board of directors had accelerated all unvested options. Upon termination of employment due to death or disability, all unexercised vested options remain exercisable for up to one year from the date of death or disability or the expiration date of the grant, whichever is earlier. Upon termination of employment for any reason other than death or disability, all unexercised vested options remain exercisable for up to 30 days after termination or the option expiration date, whichever occurs first.

(4)

Upon a change-in-control, all unvested options become exercisable. Amounts shown in this column assume acceleration of all unvested options and are calculated using fair market value of the stock underlying in-the-money vested options and in-the-money unvested options that would have become exercisable because of a change-in-control.

(5)

Upon termination of employment for any reason other than death or disability, our named executive officers will receive a distribution of compensation that each employee had deferred under the deferred compensation plan, together with earnings on that deferred compensation based upon a vesting schedule. An executive with less than five years of service who defers compensation under this plan forfeits 60 percent of the deferred amounts if that executive terminates employment prior to reaching age 59½. An executive with more than five and less than ten years of service who defers compensation under this plan forfeits 30 percent of the deferred amounts if that executive terminates employment prior to reaching age 59½. An executive becomes fully vested in amounts deferred under our deferred compensation plan when

United Fire & Casualty Company and Subsidiaries

the executive attains ten years of service or reaches age 59½. Upon the named executive officer’s death or disability or if there is a change in control or ownership of a substantial portion of our assets, all amounts deferred under the deferred compensation plan immediately become 100 percent vested and nonforfeitable. Based upon his age and years of service, Mr. Rife is 100 percent vested in his deferred compensation plan amounts. Because of his age and years of service, Mr. Ernst is 70 percent vested in his deferred compensation plan amounts.

2008 COMPENSATION CHANGES

During 2007, the compensation committee worked to redesign our equity compensation program with the intent of using both restricted stock and options. The compensation committee believes that providing a balance of restricted stock and options is beneficial to us, our executives and our shareholders. The size of awards to executives under our annual incentive plan and our redesigned equity compensation program are initially tied to the executive’s base salary. Under the redesigned equity compensation program, our executive officers (except our chairman of the board and the president of our life insurance subsidiary, United Life Insurance Company) are assigned to one of three “tiers” with each tier receiving a proportionate share of the pool of equity awards designated annually for all plan participants. The size of the awards will be modified based on our operating results, so that in years when performance has proven to be commendable, our executives will get higher annual incentive plan awards and more equity, and in years when results are not at target, the award levels will be diminished. We are implementing this new equity compensation plan during the 2008 fiscal year.

During 2008, the compensation committee and board of directors are also implementing stock ownership guidelines for its executive officers. Under the new guidelines, executives are expected to achieve their target ownership levels by December 31, 2012. The goal of these guidelines is to have the senior executive officers hold a more significant stake in our company. The table below provides information on potential payments to our named executives under the new equity compensation plan and target equity ownership levels under the new stock ownership guidelines for executives.

Compensation Changes – 2008

Name	Tier	2008 Salary Level ($)	Estimated Value of Equity Awards ($) (1)	Target Number of Shares of Common Stock to be Beneficially Owned by December 31, 2012 (#) (2)
Randy Ramlo	3	$350,000	$306,130	24,063
Dianne Lyons	2	225,000	162,070	11,602
Mike Wilkins	2	240,000	172,870	12,375
Barrie Ernst	1	242,000	136,960	8,319
(1)

Equity awards will be paid if certain company ROE targets are met. Under the redesigned equity compensation program, total annual awards can range anywhere from 35 percent of the participating executives’ aggregate annual salaries (if our ROE is between 5 and 10 percent), to 80 percent of the participating executives’ aggregate annual salaries (if our ROE is above 20 percent).Based on our historic ROE performance, we anticipate that on a yearly basis the amount of equity awards granted under this plan will approximate 65 percent of the aggregate amount of the participating executives’ annual salaries.

(2)

Equity ownership targets for members of Tier 3 were calculated as the number of shares equal to two times their base salary on January 1, 2008 divided by the closing price of our common stock on January 1, 2008. Equity ownership targets for members of Tier 2 were calculated as the number of shares equal to one and one half times their base salary on January 1, 2008 divided by the closing price of our common stock on January 1, 2008. Equity ownership targets for members of Tier 1 were calculated as the number of shares equal to their base salary on January 1, 2008 divided by the closing price of our common stock on January 1, 2008. Current beneficial ownership totals for each named executive can be found in the table on page 118.

DIRECTOR COMPENSATION

In 2007, all non-employee directors received a base director’s fee of $15,000 for service on the board of directors for that year. In addition, the vice chairman of the board of directors and the audit committee chair received an additional annual fee of $10,000. The chairs of the compensation committee and the nominating and governance committee each received an additional annual fee of $5,000. We pay an attendance fee of $2,000 for each regularly scheduled meeting, $1,000 for each unscheduled meeting that the chief executive officer and the chair of the compensation committee designate as a major meeting, and $500 for all other meetings. We pay an attendance fee of $1,000 for each audit committee meeting and $500 for each compensation committee and nominating and governance committee meeting. We also reimburse direct expenses, such as travel expenses, for non-employee directors to attend board and committee meetings. As of December 31, 2007 we maintained a nonqualified director stock option and restricted stock plan. During 2007, based upon the recommendation of the compensation committee, the board of directors approved the issuance under this plan of options for 2,000 shares of our common stock to each non-employee director under this plan.

United Fire & Casualty Company and Subsidiaries

For 2008, based upon the recommendation of the compensation committee, the board of directors adopted a new compensation schedule for non-employee directors. All non-employee directors will receive a base director’s fee of $20,000 for service on the board of directors. In addition, the vice chairman of the board of directors will receive an additional annual fee of $20,000. The chairs of the audit, the compensation and the nominating and governance committees will each receive an additional annual fee of $10,000. We will continue to pay an attendance fee of $2,000 for each regularly scheduled meeting, $1,000 for each unscheduled meeting that the chief executive officer and the chair of the compensation committee designate as a major meeting, and $500 for all other meetings. We will also pay an attendance fee of $1,000 for each audit committee meeting and $500 for each compensation committee and nominating and governance committee meeting. Under our nonqualified director stock option and restricted stock plan, the board of directors may issue each non-employee director options, restricted stock units or a combination of both for a total of 3,000 shares of our common stock in 2008.

Qualified directors must be individuals who have the required background, experience and functional expertise to provide us with strategic direction and oversight. We have designed the compensation of our directors to attract and retain qualified directors and to align director compensation with the interests of our shareholders. The compensation committee is responsible for making recommendations to the board of directors regarding compensation plans and the elements of compensation of directors. In 2007 the compensation committee engaged Compensation Resources, Inc. as independent outside compensation consultants to provide information and advice regarding director and executive officer compensation. The following table shows director compensation for 2007.

Nonemployee Director Compensation – 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)		All Other Compensation ($) (3)	Total ($)
Christopher R. Drahozal	$ 23,000	$ 18,840	(4)	$ 903	$ 42,743
Jack B. Evans	40,200	18,840	(5)	—	59,040
Thomas W. Hanley	37,500	18,840	(6)	—	56,340
Douglas M. Hultquist	21,000	18,840	(7)	—	39,840
James A. Leach	22,500	18,840	(8)	—	41,340
Casey D. Mahon	26,000	18,840	(9)	326	45,166
George D. Milligan	30,500	18,840	(10)	512	49,852
Mary K. Quass	27,500	18,840	(11)	—	46,340
Byron G. Riley(12)	2,350			—	2,350
Kyle D. Skogman	34,500	18,840	(13)	—	53,340
Frank S. Wilkinson Jr.	33,500	18,840	(14)	6,733	59,073
(1)	Option awards represented in this column vest 20 percent each year for five years after the first anniversary of the grant date and are subject to forfeiture until vested.
(2)

We use the Black-Scholes model to determine this amount. This model estimates the fair value of traded options, which have different characteristics than non-employee director stock options. Changes to the subjective assumptions used in the model can result in materially different fair value estimates. The hypothetical value determined by using this model is based on the following assumptions for 2007: an exercise price equal to the closing market price on day of grant; estimated dividend yield of 2.06 percent; expected volatility of 29.94 percent; risk-free interest rate of 3.9 percent; and expected lives of seven years.

(3)	Amounts in this column represent reimbursement for travel and other incidental expenses for attendance at board of director and committee meetings.
(4)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 11,333.
(5)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 6,533.
(6)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 9,333.
(7)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 2,000.
(8)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 2,000.
(9)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 9,933.
(10)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 11,133.
(11)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 11,333.

United Fire & Casualty Company and Subsidiaries

(12)

Mr. Riley retired from the board of directors effective May 16, 2007. He received a director’s fee for one of our board of directors meetings during 2007, two boards of directors meetings for each of three of our subsidiaries, no annual retainer and no stock options or restricted stock. Aggregate options outstanding at December 31, 2007 – 8,133.

(13)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 8,933.
(14)	Represents grant date fair value for options issued during 2007. Aggregate options outstanding at December 31, 2007 – 10,333.

Compensation Committee Interlock and Insider Participation

Our compensation committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their exercise of independent judgment. No compensation committee member was an employee or former employee of ours. No compensation committee member had any relationship requiring disclosure under the “Transactions with Related Persons” section of this report. During 2007, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer(s) served on our compensation committee.

COMPENSATION COMMITTEE REPORT

February 2008

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Compensation Committee

Frank S. Wilkinson, Jr., Chair

James A. Leach

Casey D. Mahon

George D. Milligan

United Fire & Casualty Company and Subsidiaries

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 1, 2008, with respect to ownership of United Fire’s $3.33 1/3 par value common stock by principal security holders. Except as otherwise indicated, each of the persons named below has sole voting and investment powers with respect to the shares indicated.

Title of Class	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Scott McIntyre Jr. 2222 First Avenue NE, Apt. 1004 Cedar Rapids, Iowa 52402	3,855,672	(1)	14.18%
Common	Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, California 90401	2,189,667	(2)	8.05%
Common	EARNEST Partners LLC 75 Fourteenth Street, Suite 2300 Atlanta, Georgia 30309	1,611,682	(3)	5.93%
(1)

Includes 4,968 shares held in an individual retirement account for Mr. McIntyre’s benefit; 2,561,176 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 40,087 shares owned by a trust established by Mr. McIntyre’s mother (now deceased) for the benefit of her children and grandchildren, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust established by Mr. McIntyre’s mother (now deceased) for the benefit of her grandchildren, for which Mr. McIntyre serves as sole trustee; 519,180 shares owned by the McIntyre Foundation, for which Mr. McIntyre serves as president and one of four directors; 3,261 shares owned by Mr. McIntyre’s wife; and 34,000 options that are exercisable on or before sixty (60) days from the date of this report.

(2)	Based on Schedule 13-F filed with the Securities and Exchange Commission on January 31, 2008.
(3)	Based on Schedule 13-G (Amendment No. 4) filed with the Securities and Exchange Commission on January 31, 2008.

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our $3.33 1/3 par value common stock as of February 1, 2008, with respect to each of our directors, certain of our executive officers and all of our directors and officers, as a group.

As of February 1, 2008, we had 27,189,088 shares of $3.33 1/3 par value common stock outstanding. Except as otherwise indicated, each of the stockholders listed in the table on the following page has sole voting and investment power over the shares beneficially owned.

United Fire & Casualty Company and Subsidiaries

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Common	Christopher R. Drahozal	826,953	(2)	3.04%
Common	Barrie W. Ernst	22,891	(3)	.08%
Common	Jack B. Evans	23,115	(4)	*
Common	Thomas W. Hanley	4,070	(5)	*
Common	Douglas M. Hultquist	550	(6)	*
Common	James A. Leach	—		*
Common	Dianne M. Lyons	10,825	(7)	.04%
Common	Casey D. Mahon	12,351	(8)	*
Common	Scott McIntyre Jr.	3,855,672	(9)	14.18%
Common	George D. Milligan	9,528	(10)	*
Common	Mary K. Quass	7,067	(11)	*
Common	Randy A. Ramlo	18,956	(12)	.07%
Common	John A. Rife	56,806	(13)	.21%
Common	Kyle D. Skogman	11,617	(14)	*
Common	Michael T. Wilkins	11,148	(15)	.04%
Common	Frank S. Wilkinson Jr.	12,760	(16)	*
Common	All directors and officers as a group (includes 45 persons)	4,441,770	(17)	16.34%

*Represents directors with ownership of less than 1 percent.

(1)

Except as otherwise indicated, each person has sole voting and investment power with respect to the number of shares indicated. The inclusion of any shares as beneficially owned does not constitute admission of beneficial ownership.

(2)

Includes 674 shares owned jointly by Mr. Drahozal and his wife; 177,274 owned individually by Mr. Drahozal’s wife; 73,334 shares held in accounts for the benefit of Mr. Drahozal’s minor children; 50,624 shares owned by a trust for which Mr. Drahozal’s wife is one of two trustees; 519,180 shares owned by the McIntyre Foundation, for which Mr. Drahozal’s wife serves as one of four directors; and 5,867 stock options that are exercisable by Mr. Drazohal on or before sixty (60) days from the date of this report. Mr. Drahozal is Mr. McIntyre’s son-in-law. None of Mr. Drahozal’s shares are pledged as security.

(3)

Includes 3,623 shares owned in a 401(k) account for Mr. Ernst’s benefit; 168 shares held for the benefit of Mr. Ernst’s daughter; and 19,100 stock options that are exercisable by Mr. Ernst on or before sixty (60) days from the date of this report. None of Mr. Ernst’s shares are pledged as security.

(4)

Includes 674 shares owned individually by Mr. Evans; 19,350 shares owned in an individual retirement account for Mr. Evans’ benefit; 2,024 shares owned in an IRA account for the benefit of Mr. Evans’ wife; and 1,067 stock options that are exercisable by Mr. Evans on or before sixty (60) days from the date of this report. None of Mr. Evan’s shares are pledged as security.

(5)

Includes 203 shares owned individually by Mr. Hanley and 3,867 stock options that are exercisable by Mr. Hanley on or before sixty (60) days from the date of this report. None of Mr. Hanley’s shares are pledged as security.

(6)

Includes 550 shares owned individually by Mr. Hultquist and no stock options that are exercisable by Mr. Hultquist on or before sixty (60) days from the date of this report. None of Mr. Hultquist’s shares are pledged as security.

(7)

Includes 225 shares owned by Ms. Lyons individually and 10,600 options that are exercisable by Ms. Lyons on or before sixty (60) days from the date of this report. None of Ms. Lyons’ shares are pledged as security.

(8)

Includes 6,884 shares owned individually by Ms. Mahon; 1,000 shares owned in an individual retirement account for Ms. Mahon’s benefit; and 4,467 stock options that are exercisable by Ms. Mahon on or before sixty (60) days from the date of this report. None of Ms. Mahon’s shares are pledged as security.

(9)

Includes 4,968 shares held in an individual retirement account for Mr. McIntyre’s benefit; 2,561,176 shares owned by a revocable trust for the lifetime benefit of Mr. McIntyre, for which Mr. McIntyre serves as sole trustee; 40,087 shares owned by a trust established by Mr. McIntyre’s mother (now deceased) for the benefit of her children and grandchildren, for which Mr. McIntyre serves as sole trustee; 450,000 shares owned by a trust for the benefit of Mr. McIntyre’s wife, for which Mr. McIntyre serves as sole trustee; 243,000 shares owned by a trust established by Mr. McIntyre’s mother (now deceased) for the benefit of her grandchildren, for which Mr. McIntyre serves as sole trustee; 519,180 shares owned by the McIntyre Foundation, for which Mr. McIntyre serves as president and one of four directors; 3,261 shares owned by Mr. McIntyre’s wife; and 34,000 options that are exercisable on or before sixty (60) days from the date of this report. None of Mr. McIntyre’s shares are pledged as security.

(10)

Includes 3,861 shares owned by Mr. Milligan individually and 5,667 options that are exercisable by Mr. Milligan on or before sixty (60) days from the date of this report. None of Mr. Milligan’s shares are pledged as security.

(11)

Includes 1,200 shares owned by Ms. Quass individually and 5,867 options that are exercisable by Ms. Quass on or before sixty (60) days from the date of this report. None of Ms. Quass’ shares are pledged as security.

United Fire & Casualty Company and Subsidiaries

(12)

Includes 1,756 shares owned by Mr. Ramlo individually and 17,200 options that are exercisable by Mr. Ramlo on or before sixty (60) days from the date of this report. None of Mr. Ramlo’s shares are pledged as security.

(13)

Includes 20,561 shares owned jointly by Mr. Rife and his wife; 745 shares owned by Mr. Rife’s wife; and 35,500 options that are exercisable by Mr. Rife on or before sixty (60) days from the date of this report. None of Mr. Rife’s shares are pledged as security.

(14)

Includes 670 shares owned in an individual retirement account for Mr. Skogman’s benefit; 200 shares owned in a simplified employee pension account; 6,130 shares owned jointly by Mr. Skogman and his wife; 1,000 shares owned by Mr. Skogman’s wife; 150 shares owned in an individual retirement account for the benefit of Mr. Skogman’s wife; and 3,467 options that are exercisable by Mr. Skogman on or before sixty (60) days from the date of this report. None of Mr. Skogman’s shares are pledged as security.

(15)

Includes 2,748 shares owned by Mr. Wilkins individually and 8,400 options that are exercisable by Mr. Wilkins on or before sixty (60) days from the date of this report. None of Mr. Wilkins’ shares are pledged as security.

(16)

Includes 7,893 shares owned jointly by Mr. Wilkinson and his wife and 4,867 options that are exercisable by Mr. Wilkinson on or before sixty (60) days from the date of this report. None of Mr. Wilkinson’s shares are pledged as security.

(17)

Because the 519,180 shares owned by the McIntyre Foundation are attributed to both Mr. McIntyre’s and Mr. Drahozal’s beneficial ownership total, we have deducted 519,180 shares from the total number of shares owned by all officers and directors to eliminate double counting.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have a nonqualified employee stock option plan that authorizes the issuance of up to 1,000,000 shares of United Fire common stock to employees, with 310,908 options available for future issuance at December 31, 2007. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, at its sole discretion, grant options to any of our employees or any employee of our affiliated companies. These options are granted to buy shares of our common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of 20 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments shall accumulate and be exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than ten (10) years from the grant date. Stock options have historically been granted free of charge to eligible employees as designated by the board of directors.

We have a nonqualified nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock with 100,003 options available for future issuance at December 31, 2007. The board has the authority to determine which nonemployee directors receive options, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

Options outstanding and options available for future grant under our equity compensation plans at December 31, 2007, are displayed on the table below:

	Number of securities to be issued upon exercise of options outstanding	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under plan
Equity Compensation Plans Approved by Stockholders: Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan	49,997	$33.25	100,003
Equity Compensation Plans Not Approved by Stockholders: Nonqualified Employee Stock Option Plan	528,600	$32.35	310,908
Total	578,597	$32.42	410,911

United Fire & Casualty Company and Subsidiaries

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

There are no transactions with related persons required to be reported under Item 13. In 2007 the nominating and governance committee of the board of directors adopted a written policy regarding transactions with related persons, including transactions related to the provision of goods or services. Prior to the adoption of the policy, the committee considered transactions with related persons pursuant to the general authority granted to it under the committee’s charter. Pursuant to the policy, the committee gathers information from management and directors to determine what transactions to review, coordinates with the principal financial officer to monitor for potential related person transactions and reviews all transactions that could be considered to be a transaction with a related person, regardless of the amount of the transaction. The committee does not review transactions in the normal course of business unless the transaction involves an amount in excess of $60,000. The committee reviews all transactions, regardless of amount, that are not in the ordinary course of business. If the committee determines there is a transaction or proposed transaction with a related person that must be reported under Item 13, the committee reports the transaction to the board of directors and recommends to the board the approval, disapproval, or ratification of the transaction or proposed transaction.

DIRECTOR INDEPENDENCE

The board of directors has analyzed the independence of each nonemployee director and has determined that all of the directors serving on the audit committee, the compensation committee and the nominating & governance committee, as shown in the table below, met the standards of independence under applicable NASDAQ Stock Market listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment:

Independent Director	Committee Assignments
Jack B. Evans	Audit Committee, Nominating & Governance Committee
Thomas W. Hanley	Audit Committee (Chair)
James A. Leach	Compensation Committee
Casey D. Mahon	Compensation Committee
George D. Milligan	Audit Committee, Compensation Committee
Mary K. Quass	Audit Committee
Kyle D. Skogman	Audit Committee, Nominating & Governance Committee (Chair)
Frank S. Wilkinson Jr.	Compensation Committee (Chair), Nominating & Governance Committee

United Fire & Casualty Company and Subsidiaries

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee reviews and approves audit and permissible nonaudit services performed by Ernst & Young LLP, as well as the fees charged by Ernst & Young LLP for such services. In its review of nonaudit service fees and its appointment of Ernst & Young LLP as our independent registered public accounting firm, the audit committee considered whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence. The audit committee preapproved all of the services provided and fees charged by Ernst & Young LLP in 2007.

The following is a summary of the fees billed to United Fire by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	2007	2006
Audit Fees (1)	$982,800	$1,001,550
Audit-Related Fees (2)	46,000	36,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$1,028,800	$1,037,550
(1)

Audit Fees. Audit Fees consist of fees billed for professional services rendered for the audit of our Consolidated Financial Statements and internal control over financial reporting, review of the interim Consolidated Financial Statements included in quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or engagements. The 2006 fees reported are all the fees billed to us by Ernst & Young LLP for the 2006 audit. The 2007 fees reported are all the fees billed, or expected to be billed, to us by Ernst & Young LLP for the 2007 audit.

(2)

Audit-Related Fees. Audit-Related Fees reported for 2007 and 2006 include fees billed for professional services rendered for the audit of United Fire’s employee benefit plans, including the United Fire Group 401(k) Plan and the United Pension Plan.

(3)	Tax Fees. There were no tax fees paid to Ernst & Young LLP for professional services rendered for tax compliance, tax advice or tax planning during 2007 or 2006.
(4)	All Other Fees. There were no other fees paid to Ernst & Young LLP for professional services rendered during 2007 or 2006.

United Fire & Casualty Company and Subsidiaries

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
(a) 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2007 and 2006	56
	Consolidated Statements of Income for the three years ended December 31, 2007	57
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007	58
	Consolidated Statements of Cash Flows for the three years ended December 31, 2007	59
	Notes to Consolidated Financial Statements	61

(a) 2.	Financial Statement Schedules required to be filed by Item 8 of this Form:
	Schedule I. Summary of Investments – Other than Investments in Related Parties	124
	Schedule III: Supplementary Insurance Information	125
	Schedule IV: Reinsurance Schedule	126
	Schedule V: Valuation and Qualifying Accounts	127
	Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	128
	All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Fourth Restated Articles of Incorporation		Amendment #1 to S-3		4.1	04/04/02
3.2	First Amendment to Fourth Restated Articles of Incorporation		Amendment #3 to S-3		4.2	05/03/02
3.3	Second Amendment to Fourth Restated Articles of Incorporation		10-Q	06/30/05	4.1	07/29/05
3.4	Bylaws of United Fire & Casualty Company		10-K	12/31/06	3.4	03/01/07
10.1	United Fire & Casualty Company Nonqualified Employee Stock Option Plan		S-8		4.3	09/09/98
10.2	United Fire & Casualty Company Employee Stock Purchase Plan	X
10.3	United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan		S-8		4.1	10/23/05
10.4*	Description of employment arrangement between United Fire & Casualty Company and Randy A. Ramlo		10-Q	06/30/07	10.1	07/27/07
10.5*	United Fire & Casualty Annual Incentive Plan (Amended October 19, 2007)		10-Q	09/30/07	10.2	10/25/07
10.6*	United Fire & Casualty Company’s Nonqualified Deferred Compensation Plan		10-Q	09/30/07	10.3	10/25/07
10.7*	Form of United Fire & Casualty Company Nonqualified Employee Stock Option Agreement	X

United Fire & Casualty Company and Subsidiaries

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.8*	Form of United Fire & Casualty Company Nonqualified Nonemployee Stock Option and Restricted Stock Agreement	X
11

Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 13 of the Notes to Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128

X
12	Statement Re Computation of Ratios	X
14	Code of Ethics		10-K	12/31/06	3.4	03/01/07
21	Subsidiaries of the registrant	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	X
23.2	Consent of Griffith, Ballard and Company, independent actuary	X
23.3	Consent of Regnier Consulting Group, independent actuary	X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X

*Indicates a management contract or compensatory plan or arrangement

United Fire & Casualty Company and Subsidiaries

Schedule I. Summary of Investments – Other than Investments in Related Parties

December 31, 2007	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Fair Value	Amounts at Which Shown in Balance Sheet
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$170,936	$169,713	$169,563
States, municipalities and political subdivisions	544,972	556,914	556,464
Foreign governments	40,025	40,713	40,702
Public utilities	249,812	256,103	256,103
All other corporate bonds	815,883	825,661	825,634
Redeemable preferred stocks	2,553	2,480	2,480
Total fixed maturities	$1,824,181	$1,851,584	$1,850,946
Equity securities:
Common stocks:
Public utilities	$7,884	$13,967	$13,967
Bank, trust and insurance companies	13,610	71,692	71,692
Industrial, miscellaneous and all other	42,403	91,835	91,835
Nonredeemable preferred stocks	230	226	226
Total equity securities	$64,127	$177,720	$177,720
Mortgage loans on real estate	$19,161	$18,188	$19,161
Policy loans	7,622	7,622	7,622
Other long-term investments	12,793	12,793	12,793
Short-term investments	78,334	78,334	78,334
Total investments	$2,006,218	$2,146,241	$2,146,576

United Fire & Casualty Company and Subsidiaries

Schedule III. Supplementary Insurance Information

(Dollars in Thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)

Year Ended December 31, 2007

Property and casualty	$58,291	$496,083	$223,533	$473,134	$43,363	$245,845	$123,420	$15,378	$—	$470,402
Life, accident and health (1)	70,707	1,184,977	997	32,629	79,076	30,535	13,385	7,540	43,089	—
Total	$128,998	$1,681,060	$224,530	$505,763	$122,439	$276,380	$136,805	$22,918	$43,089	$470,402

Year Ended December 31, 2006

Property and casualty	$58,349	$518,886	$229,199	$467,031	$40,225	$278,504	$118,756	$13,269	$—	$476,402
Life, accident and health (1)	77,412	1,233,342	2,178	36,091	81,756	34,022	8,142	8,256	49,159	—
Total	$135,761	$1,752,228	$231,377	$503,122	$121,981	$312,526	$126,898	$21,525	$49,159	$476,402

Year Ended December 31, 2005

Property and casualty	$52,798	$620,100	$217,265	$456,147	$34,742	$375,858	$106,348	$25,536	$—	$453,683
Life, accident and health (1)	67,071	1,285,635	5,002	39,369	84,105	34,036	9,125	7,419	54,727	—
Total	$119,869	$1,905,735	$222,267	$495,516	$118,847	$409,894	$115,473	$32,955	$54,727	$453,683

(1) Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2) Per Regulation S-X, does not apply to life insurance companies. Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

United Fire & Casualty Company and Subsidiaries

Schedule IV. Reinsurance

(Dollars in Thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned

Year Ended December 31, 2007
Life insurance in force	$4,465,749	$737,561	$1,458	$3,729,646
Premiums earned:
Property and casualty insurance	$499,466	$43,979	$17,647	$473,134	3.73%
Life, accident and health insurance	34,257	1,664	36	32,629	0.11%
Total	$533,723	$45,643	$17,683	$505,763	3.50%
Year Ended December 31, 2006
Life insurance in force	$4,339,873	$658,817	$4,245	$3,685,301
Premiums earned:
Property and casualty insurance	$492,719	$44,455	$18,767	$467,031	4.02%
Life, accident and health insurance	37,491	1,497	97	36,091	0.27%
Total	$530,210	$45,952	$18,864	$503,122	3.75%
Year Ended December 31, 2005
Life insurance in force	$4,230,028	$546,135	$8,992	$3,692,885
Premiums earned:
Property and casualty insurance	$477,332	$36,180	$14,995	$456,147	3.29%
Life, accident and health insurance	40,615	1,473	227	39,369	0.58%
Total	$517,947	$37,653	$15,222	$495,516	3.07%

United Fire & Casualty Company and Subsidiaries

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)
Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Allowance for bad debts:
Year ended December 31, 2007	$393	$238	$—	$631
Year ended December 31, 2006 (1)	742	—	349	393
Year ended December 31, 2005	572	170	—	742

Deferred tax asset valuation allowance: (2)
Year ended December 31, 2007	$6,195	$—	$548	$5,647
Year ended December 31, 2006	7,290	—	1,095	6,195
Year ended December 31, 2005	7,844	—	554	7,290

(1) Reversal of allowance due to subsequent collections.

(2) Recorded primarily in connection with the purchase of American Indemnity Financial Corporation.

United Fire & Casualty Company and Subsidiaries

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

Affiliation with Registrant: United Fire and consolidated property and casualty subsidiaries	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Realized Investment Gains	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to: Current Year Prior Years		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
2007	$58,291	$496,083	$223,533	$473,134	$7,099	$43,363	$291,046	$(45,201)	$123,420	$266,888	$470,402
2006	$58,349	$518,886	$229,199	$467,031	$6,986	$40,225	$303,469	$(24,965)	$118,756	$360,141	$476,402
2005	$52,798	$620,100	$217,265	$456,147	$2,013	$34,742	$453,342	$(77,484)	$106,348	$252,175	$453,683

United Fire & Casualty Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

By: /s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer

Date: 02/27/08

By: /s/ Dianne M. Lyons
Dianne M. Lyons, Vice President and Chief Financial Officer

Date: 02/27/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Scott McIntyre Jr.	By	/s/ Jack B. Evans
	Scott McIntyre Jr., Chairman and Director		Jack B. Evans, Vice Chairman and Director

Date	02/27/08	Date	02/27/08

By	/s/ Christopher R. Drahozal	By:	/s/ Thomas W. Hanley
	Christopher R. Drahozal, Director		Thomas W. Hanley, Director

Date	02/27/08	Date	02/27/08

By	/s/ Douglas M. Hultquist	By	/s/ James A. Leach
	Douglas M. Hultquist, Director		James A. Leach, Director

Date	02/27/08	Date	02/27/08

By	/s/ Casey D. Mahon	By	/s/ George D. Milligan
	Casey D. Mahon, Director		George D. Milligan, Director

Date	02/27/08	Date	02/27/08

By	/s/ Mary K. Quass	By	/s/ John A. Rife
	Mary K. Quass, Director		John A. Rife, Director

Date	02/27/08	Date	02/27/08

By	/s/ Kyle D. Skogman	By	/s/ Frank S. Wilkinson Jr.
	Kyle D. Skogman, Director		Frank S. Wilkinson Jr., Director

Date	02/27/08	Date	02/27/08

United Fire & Casualty Company and Subsidiaries

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a),(b),(c) Four copies of the annual stockholders report for the year ended December 31, 2007 and four copies of the proxy statement will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement (foregoing material) shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the act.