Form 10-Q
period 2008-03-31
UNITED FIRE & CASUALTY CO
filed 2008-04-25
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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

As of April 21, 2008, 27,115,695 shares of common stock were outstanding.

INDEX

United Fire & Casualty Company and Subsidiaries

Page
Forward-Looking Information	2

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income (unaudited) for the three months ended
March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows (unaudited) for the three months ended
March 31, 2008 and 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24
Part II. Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $19,915 in 2008 and $27,981 in 2007)	$19,360	$27,343
Available-for-sale, at fair value (amortized cost $1,786,713 in 2008 and $1,786,915 in 2007)	1,814,472	1,812,810
Equity securities, at fair value (cost $62,895 in 2008 and $64,127 in 2007)	163,165	177,720
Trading securities, at fair value (amortized cost $13,777 in 2008 and $9,923 in 2007)	14,153	10,793
Mortgage loans	13,257	19,161
Policy loans	7,560	7,622
Other long-term investments	14,301	12,793
Short-term investments	95,302	78,334
	$2,141,570	$2,146,576

Cash and Cash Equivalents	$268,476	$252,565
Accrued Investment Income	28,618	28,431
Premiums Receivable	138,772	121,059
Deferred Policy Acquisition Costs	128,363	128,998
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $31,077 in 2008 and $30,198 in 2007)	10,259	10,794
Reinsurance Receivables and Recoverables	43,386	45,475
Prepaid Reinsurance Premiums	2,576	2,645
Income Taxes Receivable	-	7,439
Other Assets	17,202	16,572
TOTAL ASSETS	$2,779,222	$2,760,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$489,195	$496,083
Life insurance	1,189,494	1,184,977
Unearned premiums	234,386	224,530
Accrued expenses and other liabilities	72,442	63,937
Income taxes payable	978	-
Deferred income taxes	33,398	39,530
TOTAL LIABILITIES	$2,019,893	$2,009,057
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,191,338 shares issued and outstanding in 2008 and 27,195,888 shares issued and outstanding in 2007	$90,638	$90,653
Additional paid-in capital	149,778	149,511
Retained earnings	455,908	439,860
Accumulated other comprehensive income, net of tax	63,005	71,473
TOTAL STOCKHOLDERS’ EQUITY	$759,329	$751,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,779,222	$2,760,554

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

United Fire & Casualty Company and Subsidiaries

	Three Months Ended March 31,
(Dollars in Thousands Except Per Share Data)	2008	2007

Revenues
Net premiums earned	$122,943	$122,618
Investment income, net of investment expenses	28,055	31,380
Realized investment gains (losses)	(1,154)	1,994
Other income	199	108
	$150,043	$156,100

Benefits, Losses and Expenses
Losses and loss settlement expenses	$67,482	$51,877
Increase in liability for future policy benefits	5,846	4,108
Amortization of deferred policy acquisition costs	32,526	32,934
Other underwriting expenses	6,920	6,427
Interest on policyholders’ accounts	10,446	11,229
	$123,220	$106,575
Income before income taxes	$26,823	$49,525
Federal income tax expense	6,696	14,915
Net income	$20,127	$34,610
Weighted average common shares outstanding	27,190,796	27,651,384
Basic earnings per common share	$0.74	$1.25
Diluted earnings per common share	$0.74	$1.25
Cash dividends declared per common share	$0.15	$0.135

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$20,127	$34,610
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond (discount) premium accretion	$581	$(8)
Depreciation and amortization	897	874
Stock-based compensation expense	391	350
Realized investment (gains) losses	1,154	(1,994)
Net cash flows from trading investments	(4,247)	50
Deferred income tax expense (benefit)	(1,024)	870
Changes in:
Accrued investment income	(187)	(37)
Premiums receivable	(17,713)	(5,178)
Deferred policy acquisition costs	(1,322)	(591)
Reinsurance receivables	2,089	6,979
Prepaid reinsurance premiums	69	1,521
Income taxes receivable/payable	8,417	20,846
Other assets	(630)	(415)
Future policy benefits and losses, claims and loss settlement expenses	1,669	(22,660)
Unearned premiums	9,856	4,152
Accrued expenses and other liabilities	8,800	(12,988)
Deferred income taxes	(546)	(548)
Other, net	1,137	(106)
Total adjustments	$9,391	$(8,883)
Net cash provided by operating activities	$29,518	$25,727
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$-	$2,846
Proceeds from call and maturity of held-to-maturity investments	8,054	5,199
Proceeds from call and maturity of available-for-sale investments	157,940	60,571
Proceeds from short-term and other investments	30,682	6,469
Purchase of available-for-sale investments	(159,669)	(62,454)
Purchase of short-term and other investments	(42,009)	(19,105)
Net purchases of property and equipment	(347)	(218)
Net cash used in investing activities	$(5,349)	$(6,692)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$41,836	$54,160
Withdrawals from investment and universal life contracts	(45,876)	(76,368)
Payment of cash dividends	(4,079)	(3,733)
Issuance of common stock	36	64
Repurchase of common stock	(190)	-
Tax benefit from issuance of common stock	15	26
Net cash used in financing activities	$(8,258)	$(25,851)
Net Change in Cash and Cash Equivalents	$15,911	$(6,816)
Cash and Cash Equivalents at Beginning of Period	252,565	255,045
Cash and Cash Equivalents at End of Period	$268,476	$248,229

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

Note 1.	Nature of Operations and Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The review report of Ernst & Young LLP as of and for the three-month period ending March 31, 2008, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made no payments for income taxes for the three-month period ended March 31, 2008, compared to $1.5 million for the three-month period ended March 31, 2007. We made no significant payments of interest for the three-month periods ended March 31, 2008 and 2007, other than interest credited to policyholders’ accounts.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income are net income and the change in net unrealized appreciation on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses.

The table below displays our comprehensive income and the related tax effects for the three months ended March 31, 2008 and 2007.

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Net income	$20,127	$34,610

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	(14,482)	6,630
Adjustment for net realized (gains) losses included in income	1,154	(1,994)
Adjustment for employee benefit expense costs included in income	295	226
Other comprehensive income (loss), before tax	(13,033)	4,862
Income tax effect	4,562	(1,701)
Other comprehensive income (loss), after tax	(8,471)	3,161

Comprehensive income	$11,656	$37,771

Income Taxes

In the three-month period ended March 31, 2008, our effective federal income tax rate was 25.0 percent, compared to 30.1 percent for the three-month period ended March 31, 2007. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2002. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities

We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of March 31, 2008, there were in excess of 400 such cases pending, approximately 20 of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages while other cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by us and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of Orleans Levee District. They claim that the Levee District was negligent in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. On August 2, 2007 the United States Court of Appeals, Fifth Circuit, issued an opinion reversing the District Court and finding the water damage exclusion to be unambiguous and enforceable. The plaintiffs in these cases sought review in the United States Supreme Court, which was denied.

Cases interpreting the water damage exclusion are also proceeding in the Louisiana state court system. A state trial court decision that adopted the legal reasoning of the (now reversed) Federal District Court was upheld by a divided Louisiana Court of Appeals. That court agreed with the trial court that the flood damage exclusion in a commercial property policy was ambiguous. On April 8, 2008, the Louisiana Supreme Court unanimously ruled in our favor, finding that flood damage was clearly excluded from coverage. Activity in much of the hurricane-related litigation was at a standstill pending the decision by the Louisiana Supreme Court, but we expect litigation activity to resume now that the flood issue has been settled in both the Federal and State court systems. While the plaintiff in the determinative case is reportedly assessing his options, it is very unlikely that the issue will be altered upon further review.

We intend to continue to defend the cases related to losses incurred as a consequence of Hurricane Katrina. We have established our loss and loss settlement expense reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves should be adequate. However, our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims.

We consider all of our other litigation pending at March 31, 2008, to be ordinary, routine, and incidental to our business.

Fair Value Measurement

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

SFAS No. 157 establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard categorizes our financial instruments into a three level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities, as applicable, that the reporting entity has the ability to access at the measurement date.

Level 2: Quoted prices in markets, other than quoted prices included in Level 1, that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability, as applicable, Level 2 inputs include the following:

a) Quoted prices for similar assets or liabilities in active markets;

b) Quoted prices for identical or similar assets or liabilities in non-active markets;

c) Inputs other than quoted market prices which are observable for the asset or liability; and

d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Prices or valuation techniques that require inputs which are both unobservable and significant to the overall fair value measurement of the asset or liability, as applicable. They may reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the hierarchy for our assets measured at fair value on a recurring basis at March 31, 2008:

(Dollars in Thousands)		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)
Available-for-sale fixed maturities	$1,814,472	$—	$1,812,945	$1,527
Equity securities	163,165	158,239	3,650	1,276
Trading securities	14,153	859	13,294	—
Total	$1,991,789	$159,098	$1,829,889	$2,803
(1)

For publicly traded securities (Level 1) fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

The following table provides a summary of the changes in fair value of our Level 3 assets:

(Dollars in Thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
March 31, 2008	Available-for-sale fixed maturities	Equity securities	Total
Beginning balance	$1,527	$1,277	$2,804
Unrealized gains (losses)	—	(1)	(1)
Other income	—	—	—
Purchases (disposals)	—	—	—
Transfers in (out)	—	—	—
Ending balance	$1,527	$1,276	$2,803

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the company and to noncontrolling interests separately. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of SFAS 160 to have any impact on our Consolidated Financial Statements.

Note 2.	Stock-Based Compensation

We have an employee stock option plan that authorizes the issuance of nonqualified stock options for up to 1,000,000 shares of United Fire common stock to employees, with 207,908 options available for future issuance at March 31, 2008. The plan is administered by the board of directors. The board has the authority to determine which employees will receive options, when options will be granted, and the terms and conditions of the options. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant options to employees of United Fire or any of its affiliated companies who are in substantial positions. These options are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. The options vest and are exercisable in installments of not less than 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, installments accumulate and are exercisable by the optionee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Stock options are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

The activity in our employee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Three Months Ended March 31, 2008	Inception to Date
Beginning balance	310,908	1,000,000
Number of options granted	(103,000)	(830,792)
Number of options forfeited or expired	—	38,700
Ending balance	207,908	207,908

Number of options exercised	250	167,342

We also have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 100,003 options available for future issuance at March 31, 2008. The board has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our nonemployee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Three Months Ended March 31, 2008	Inception to Date
Beginning balance	100,003	150,000
Number of options granted	—	(56,000)
Number of options forfeited or expired	—	6,003
Ending balance	100,003	100,003

Number of options exercised	—	—

For the three-month periods ended March 31, 2008 and 2007, we recognized stock-based compensation expense of $.4 million and $.3 million, respectively. As of March 31, 2008, we have approximately $4.8 million in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation expense will be recognized as the underlying stock options vest over a term of five years.

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

Our pension and postretirement benefit costs are displayed in the following table.

(Dollars in Thousands)	Three Months Ended March 31,
	2008	2007

Pension costs	$707	$639

Other postretirement benefit costs	450	366

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $4.0 million to our pension plan in 2008. We do not anticipate that the total contribution in 2008 will vary significantly from the expected contribution. For the three-month period ended March 31, 2008, we have contributed $.5 million to the pension plan.

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

Our management evaluates the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following analysis has been reconciled to amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2008
Net premiums earned	$113,352	$9,652	$123,004
Investment income, net of investment expenses	8,833	19,243	28,076
Realized investment gains (losses)	127	(1,281)	(1,154)
Other income (expense)	(11)	210	199
Revenues	122,301	27,824	150,125
Intersegment Eliminations	(41)	(41)	(82)
Total Revenues	$122,260	$27,783	$150,043
Net Income	$18,526	$1,601	$20,127
Assets	$1,327,376	$1,451,846	$2,779,222

Three Months Ended March 31, 2007
Net premiums earned	$114,305	$8,366	$122,671
Investment income, net of investment expenses	11,228	20,165	31,393
Realized investment gains	1,318	676	1,994
Other income	8	100	108
Revenues	126,859	29,307	156,166
Intersegment Eliminations	(35)	(31)	(66)
Total Revenues	$126,824	$29,276	$156,100
Net Income	$31,846	$2,764	$34,610
Assets	$1,308,731	$1,460,398	$2,769,129

Note 5.	Earnings Per Common Share

Basic earnings per share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share give effect to all dilutive common shares outstanding during the period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options.

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

The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended March 31,
	2008	2007
Net income	$20,127	$34,610
Weighted-average common shares outstanding	27,191	27,651
Basic earnings per common share	$0.74	$1.25

Net income	$20,127	$34,610
Weighted-average common shares outstanding	27,191	27,651
Add dilutive effect of stock options	43	64
Weighted-average common and potential shares outstanding	27,234	27,715
Diluted earnings per common share	$0.74	$1.25
Stock options excluded from diluted EPS calculation (1)	431	334
(1)	Outstanding options to purchase shares of common stock were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2008, and the related consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 25, 2008

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
o Stockholders’ Equity
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
• Our relationship with our reinsurers.
• Our relationship with our agents.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the following: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition cost asset. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Financial Overview

We are very satisfied with our first quarter results despite the fact that our earnings declined from the first quarter of 2007. Our first quarter results in 2007 were very strong and we didn’t expect to duplicate them in the current marketplace. We are now in the 14th consecutive quarter where at least some of our commercial and personal lines have experienced modest decreases in rates.

Our loss frequency remains stable, with only slight increases in our casualty lines of business. We consider increasing loss frequency the best indicator of deteriorating results. We experienced a substantial increase in loss severity this quarter, especially in the commercial auto liability and general liability lines.

In an April 8, 2008 opinion, the Louisiana Supreme Court unanimously ruled that the flood exclusion in a policy issued by Lafayette Insurance Company, a subsidiary of United Fire & Casualty, excluded damage caused by flood. The Court overturned a lower court opinion that found the policy language failed to differentiate between flooding due to natural events and flooding that might be partially due to human factors. Lafayette Insurance Company, and others in the insurance industry that utilized the same or similar policy language, consistently maintained that flood damage was outside the scope of the insurance coverage provided by its policies.

Though we are very sympathetic to the individuals in the New Orleans area who did not have flood insurance or had inadequate coverage, we believe the Louisiana Supreme court’s unanimous decision to uphold our flood exclusion was important for United Fire and the industry and will preserve the ability of our Company and the industry to continue to write business in the State.

In regard to our life insurance segment, the adverse effect of the current interest rate environment on life insurance companies, like ours, that are heavily annuity-driven, cannot be understated. Still, we held our own in the annuity business in the first quarter and, from a premium standpoint, we had a very good quarter for all of our life products.

On February 15, 2008, we announced an authorization by our Board of Directors to repurchase up to an additional 500,000 shares of common stock. Under our share repurchase program, announced in August 2007, we may purchase common stock from time to time through the open market or privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued at any time. As of March 31, 2008, we still had authorization from the Board of Directors to repurchase 682,867 shares of our common stock.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007	%

Revenues
Net premiums earned	$122,943	$122,618	0.3%
Investment income, net of investment expenses	28,055	31,380	-10.6%
Realized investment gains (losses)	(1,154)	1,994	-157.9%
Other income	199	108	84.3%
	$150,043	$156,100	-3.9%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$67,482	$51,877	30.1%
Increase in liability for future policy benefits	5,846	4,108	42.3%
Amortization of deferred policy acquisition costs	32,526	32,934	-1.2%
Other underwriting expenses	6,920	6,427	7.7%
Interest on policyholders’ accounts	10,446	11,229	-7.0%
	$123,220	$106,575	15.6%
Income before income taxes	$26,823	$49,525	-45.8%
Federal income tax expense	6,696	14,915	-55.1%
Net Income	$20,127	$34,610	-41.8%

Our results for the three months ended March 31, 2008, deteriorated when compared to three months ended March 31, 2007. For the three months ended March 31, 2008, with relatively flat premiums earned, losses and loss settlement expenses were 30.1 percent greater than the three months ended March 31, 2007, primarily due to increased severity. The difference in realized investment gains between the three months ended March 31, 2008 and the three months ended March 31, 2007 resulted primarily from the loss on fixed maturity securities that were called during the first quarter of 2008 and the change in market value on our trading securities due to a change in general market conditions.

In the three-month period ended March 31, 2008, our effective federal income tax rate was 25.0 percent, compared to 30.1 percent for the three-month period ended March 31, 2007. The decrease in the effective tax rate was due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets in comparison to the level of pretax income reported for each period.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
Net premiums written (1)	$123,443	$120,342
Net premiums earned	$113,352	$114,305
Losses and loss settlement expenses	(63,613)	(47,574)
Amortization of deferred policy acquisition costs	(29,651)	(29,766)
Other underwriting expenses	(4,645)	(4,219)
Underwriting income (1)	$15,443	$32,746

Investment income, net of investment expenses	$8,792	$11,193
Realized investment gains	127	1,318
Other income (loss)	(11)	8
Income before income taxes	$24,351	$45,265

GAAP Ratios:
Net loss ratio	56.1%	41.6%
Expense ratio	30.3%	29.7%
Combined ratio (1)	86.4%	71.3%
Combined ratio (without catastrophes) (1)	83.7%	69.1%

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

In the first quarter of 2008, our property and casualty insurance segment’s pre-tax income was $24.4 million, compared to pre-tax income of $45.3 million in the first quarter of 2007. The deterioration in our pre-tax income is primarily attributable to a $16.0 million increase in losses and loss settlement expenses due to an increase in claims severity in the first quarter of 2008 as compared to the first quarter of 2007. Additionally, investment income decreased $2.4 million in the first quarter of 2008 as compared to the first quarter of 2007 as a result of lower market interest rates. Realized investment gains were $1.2 million lower during the three months ended March 31, 2008 than in the three months ended March 31, 2007, which is primarily due to a change in the market value of our trading securities due to a change in general market conditions.

Three Months Ended March 31,		2008			2007
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines:
Other liability (1)	$33,472	$14,853	44.4%	$33,028	$6,947	21.0%
Fire and allied lines (2)	27,217	19,810	72.8	30,321	19,468	64.2
Automobile	24,765	15,193	61.3	23,884	11,187	46.8
Workers’ compensation	12,771	5,967	46.7	11,201	3,651	32.6
Fidelity and surety	5,436	530	9.7	5,288	532	10.1
Miscellaneous	207	(23)	(11.1)	214	54	25.2
Total commercial lines	$103,868	$56,330	54.2%	$103,936	$41,839	40.3%
Personal lines:
Fire and allied lines (3)	$5,283	$3,036	57.5%	$5,189	$3,051	58.8%
Automobile	3,144	3,025	96.2	3,635	1,849	50.9
Miscellaneous	77	337	N/A	80	414	N/A
Total personal lines	$8,504	$6,398	75.2%	$8,904	$5,314	59.7%
Reinsurance assumed	$980	$885	90.3%	$1,465	$421	28.7%
Total	$113,352	$63,613	56.1%	$114,305	$47,574	41.6%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The commercial lines pricing environment continues to be competitive, with an average of low-single digit percentage decreases in premium pricing during the quarter. All of our branches continued to experience pressure on renewals, especially midsize and large accounts. The personal lines pricing environment also continues to be very competitive both in the auto and homeowners lines of business, with an average of low-single digit percentage decreases in premium pricing during the quarter.

Though the premium pricing decrease during the quarter was modest, it is a continuation of a trend of gradual decreases in premium pricing for some lines of business dating back to the third quarter of 2004. Policy retention remained strong in both personal and commercial lines of business, increasing slightly from the previous quarter. Our initiative to reduce commercial property exposure in southern Louisiana was substantially completed during the quarter. A rate increase for our commercial package policies in Louisiana will help to offset the written premiumreduction that resulted from our reduction in exposure.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
Revenues
Net premiums written (1)	$9,424	$7,950
Net premiums earned	$9,591	$8,313
Investment income, net of investment expenses	19,263	20,187
Realized investment gains (losses)	(1,281)	676
Other income	210	100
Total Revenues	$27,783	$29,276

Benefits, Losses and Expenses
Losses and loss settlement expenses	$3,869	$4,303
Increase in liability for future policy benefits	5,846	4,108
Amortization of deferred policy acquisition costs	2,875	3,168
Other underwriting expenses	2,275	2,208
Interest on policyholders’ accounts	10,446	11,229
Total Benefits, Losses and Expenses	$25,311	$25,016
Income Before Income Taxes	$2,472	$4,260

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

In the first quarter of 2008, our life insurance segment recorded pre-tax income of $2.5 million, compared to $4.3 million for the first quarter of 2007. The deterioration in our pre-tax income was the result of a combination of factors. Realized investment gains and losses decreased $2.0 million in the first quarter of 2008 as compared to the first quarter of 2007, resulting primarily from the loss on fixed maturity securities that were called during the first quarter of 2008, which were held by the life segment.

The growth in the increase in liability for future policy benefits of $1.7 million and in the increase in net premiums earned of $1.3 million in the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to an increase in the sales of our traditional products, primarily single premium whole life insurance. Our single premium whole life product remains competitive, and we anticipate that we will continue to increase the sales of this product in the future.

The provision for interest on policyholders’ accounts decreased $.8 million in the first quarter of 2008 as compared to the first quarter of 2007, which is attributable to the increased volume of annuity withdrawals experienced in the past two years, as well as a decline in credited interest rates on inforce annuity contracts.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues from annuities consist of policy surrender charges and investment income earned on policyholder deposits. During the first quarter of 2008, we recorded $28.4 in annuity deposits compared to $39.2 million in the first quarter of 2007.

In the first quarter of 2008, we experienced a net cash outflow of $11.3 million related to our annuity business, compared to a $30.6 million net cash outflow during the first quarter of 2007. Our net cash outflows are representative of the challenges we have been facing in retaining our existing annuitants and attracting new annuitants with a rate of interest that is competitive in the marketplace while still allowing for an acceptable profit margin. These challenges are in large part a result of the recent interest rate environment, in which the Federal Reserve has cut interest rates slowing the yield curve recovery.

Investment Results

We recorded net investment income (before tax) of $28.1 million for the three-month period ended March 31, 2008, compared to $31.4 million for the three-month period ended March 31, 2007. The decrease between quarters was the result of lower market interest rates for this period in 2008 as compared to the same period in 2007 and the contraction of our annuity business.

Realized investment gains and losses decreased $3.1 million in the first quarter of 2008, as compared to the first quarter of 2007 resulting primarily from the loss on fixed maturity securities in our life segment that were called during the first quarter of 2008 as well as a change in the market value of our trading securities portfolio resulting from a change in general market conditions.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the three months ended March 31, 2008 and 2007, we had no investment write-downs. Based upon our review, we do not believe that our portfolio will be materially affected by recent conditions or events in the sub-prime market.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our sources of cash inflows are premiums, annuities, sales or maturity of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that approximate the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in available-for-sale fixed maturities.

Our cash outflows are a result of losses and loss settlement expenses, commissions, premium taxes, income taxes, operating expenses, dividends, and investment purchases. Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of catastrophe losses are inherently unpredictable and could increase our liquidity requirements.

Cash flow and liquidity is categorized into three sources: 1) operating activities; 2) investing activities; and 3) financing activities, which is displayed in the following table:

Cash Flow Summary	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
Cash provided by (used in):
Operating activities	$29,518	$25,727
Investing activities	(5,349)	(6,692)
Financing activities	(8,258)	(25,851)
Net increase (decrease) in cash and cash equivalents	$15,911	$(6,816)

The increase in cash provided by operating activities during the three months ended March 31, 2008 compared to the same period in 2007 reflects the improvement in cash flows from our direct underwriting business.

We have significant cash inflows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $196.7 million for the three-month period ended March 31, 2008 and $75.1 million for the three-month period ended March 31, 2007. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits, claims and claim adjusting expenses.

Cash used in financing activities has been impacted by the level of surrenders and withdrawals experienced in our life insurance segment’s annuity portfolio in recent years, which resulted in negative annuity and universal life cash flows of $4.0 million during the three months ended March 31, 2008, compared to negative annuity and universal life cash flows of $22.2 million during the three months ended March 31, 2007.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At March 31, 2008, our consolidated invested assets included $95.3 million of short-term investments, which consist primarily of fixed maturities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 10, 2008. We did not utilize our line of credit in the first three months of 2008, other than to secure letters of credit utilized in our reinsurance operations. As of March 31, 2008, $.2 million of the line of credit was allocated for that purpose.

Capital Resources

Capital resources demonstrate our overall financial strength and ability to raise new capital to meet our needs. At March 31, 2008 our consolidated total assets were $2.78 billion, compared to $2.76 billion at December 31, 2007. Invested assets, primarily composed of fixed maturity securities, decreased $5.0 million, or 0.2 percent, from December 31, 2007. The decrease in invested assets we experienced this year was primarily due to a change in net unrealized appreciation of $14.5 million, which is primarily due to depressed market prices in our equity portfolio, particularly our holdings in financial equity securities. Somewhat offsetting this decrease was an increase of $5.0 million in purchases exceeding sales, calls and maturities since December 31, 2007.

The composition of our investment portfolio at March 31, 2008 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$683,659	79.6%	$1,150,173	89.7%	$1,833,832	85.5%
Equity securities	145,844	17.0	17,321	1.4	163,165	7.6
Trading securities	14,153	1.6	—	—	14,153	0.7
Mortgage loans	—	—	13,257	1.0	13,257	0.6
Policy loans	—	—	7,560	0.6	7,560	0.4
Other long-term investments	14,301	1.7	—	—	14,301	0.7
Short-term investments	1,200	0.1	94,102	7.3	95,302	4.5

Total	$859,157	100.0%	$1,282,413	100.0%	$2,141,570	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2008, $1,814.5 million, or 98.9 percent of our fixed income security portfolio was classified as available-for-sale, compared to $1,812.8 million, or 98.5 percent, at December 31, 2007. We classify our remaining fixed maturities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

At March 31, 2008, cash and cash equivalents totaled $268.5 million compared to $252.6 million at December 31, 2007. This increase is attributable to calls and maturities during the quarter exceeding our reinvestments.

Three-Months Ended March 31, 2008
(Dollars in Thousands)	Property & Casualty Segment	Life Insurance Segment	Total
Beginning deferred acquisition costs	$58,291	$70,707	$128,998
Current deferred costs	31,548	2,300	33,848
Current amortization	(29,651)	(2,875)	(32,526)
Ending unamortized deferred acquisition costs	$60,188	$70,132	$130,320
Change in “shadow” deferred acquisition costs	N/A	(1,957)	(1,957)
Recorded deferred acquisition costs	$60,188	$68,175	$128,363

Our consolidated deferred policy acquisition costs decreased $.6 million, or 0.5 percent, to $128.4 million at March 31, 2008 from December 31, 2007. Our property and casualty insurance segment’s deferred policy acquisition costs increased $1.9 million, or 3.3 percent, to $60.2 million at March 31, 2008 from December 31, 2007. The increase is due to the overall improvement in our underwriting results, which has allowed us to capitalize more acquisition costs than in the prior year. Our life insurance segment’s deferred policy acquisition costs decreased $2.5 million, or 3.6 percent, to $68.2 million at March 31, 2008 from December 31, 2007. The life insurance segment’s deferred policy acquisition cost asset is primarily related to universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. As a result of increases in these unrealized gains during the three-month period ended March 31, 2008, due primarily to decreasing interest rates, deferred policy acquisition costs decreased by $2.0 million.

Stockholders’ Equity

Stockholders’ equity increased from $751.5 million at December 31, 2007 to $759.3 million at March 31, 2008, an increase of 1.0 percent. The primary increase in stockholders’ equity is attributable to net income of $20.1 million. The decreases to stockholders’ equity included stockholder dividends of $4.1 million and a decrease in net unrealized appreciation of $8.7 million. At March 31, 2008, book value was $27.93 per common share compared to $27.63 per common share at December 31, 2007.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following non-GAAP financial measures are utilized in this report:

Premiums written is a measure of our overall business volume. Net premiums written are comprised of direct and assumed premiums written, net of what we are charged for reinsurance policies. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for reinsurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. We report premiums written applicable to the unexpired term of a policy as unearned premium subject to reinsurance. We evaluate premiums written as a measure of business production for the period under review.

(Dollars in Thousands)	Three Months Ended March 31,
	2008	2007
Net premiums written	$132,867	$128,292
Net change in unearned premium	(9,855)	(4,153)
Net change in prepaid reinsurance premium	(69)	(1,521)
Net premiums earned	$122,943	$122,618

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

(Dollars in Thousands)	Three Months Ended March 31,
	2008	2007
ISO catastrophes	$3,016	$2,439
Non-ISO catastrophes	4	27
Total catastrophes	$3,020	$2,466

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. Our primary market risk exposure is changes in interest rates, although we have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

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

There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned documents are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2008, we announced an authorization by our Board of Directors to repurchase up to an additional 500,000 shares of common stock. Under our share repurchase program, announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/08 – 1/31/08	6,800	$28.00	6,800	182,867
2/1/08 – 2/29/08	—	—	—	682,867
3/1/08 – 3/31/08	—	—	—	682,867

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
April 25, 2008
(Date)
/s/ Randy A. Ramlo
Randy A. Ramlo President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer