Form 10-Q
period 2008-06-30
UNITED FIRE & CASUALTY CO
filed 2008-08-04
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

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

As of July 28, 2008, 26,792,282 shares of common stock were outstanding.

INDEX

United Fire & Casualty Company and Subsidiaries

Page
Forward-Looking Information	2

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income (unaudited) for the three and six months ended
June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows (unaudited) for the six months ended
June 30, 2008 and 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27
Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	30

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands Except Per Share Data)	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $18,235 in 2008 and $27,981 in 2007)	$17,873	$27,343
Available-for-sale, at fair value (amortized cost $1,900,847 in 2008 and $1,786,915 in 2007)	1,893,322	1,812,810
Equity securities, at fair value (cost $66,384 in 2008 and $64,127 in 2007)	150,941	177,720
Trading securities, at fair value (amortized cost $9,099 in 2008 and $9,923 in 2007)	9,555	10,793
Mortgage loans	13,127	19,161
Policy loans	7,507	7,622
Other long-term investments	11,922	12,793
Short-term investments	79,043	78,334
	$2,183,290	$2,146,576

Cash and Cash Equivalents	$137,317	$252,565
Accrued Investment Income	28,076	28,431
Premiums Receivable	157,533	121,059
Deferred Policy Acquisition Costs	143,618	128,998
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $29,931 in 2008 and $30,198 in 2007)	8,558	10,794
Reinsurance Receivables and Recoverables	48,540	45,475
Prepaid Reinsurance Premiums	2,018	2,645
Income Taxes Receivable	12,835	7,439
Other Assets	47,373	16,572
TOTAL ASSETS	$2,769,158	$2,760,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$526,480	$496,083
Life insurance	1,187,581	1,184,977
Unearned premiums	239,765	224,530
Accrued expenses and other liabilities	68,937	63,937
Deferred income taxes	19,970	39,530
TOTAL LIABILITIES	$2,042,733	$2,009,057
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 27,028,444 shares issued and outstanding in 2008 and 27,195,888 shares issued and outstanding in 2007	$90,095	$90,653
Additional paid-in capital	145,835	149,511
Retained earnings	450,301	439,860
Accumulated other comprehensive income, net of tax	40,194	71,473
TOTAL STOCKHOLDERS’ EQUITY	$726,425	$751,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,769,158	$2,760,554

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

United Fire & Casualty Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except Per Share Data)	2008	2007	2008	2007

Revenues
Net premiums earned	$123,274	$125,939	$246,217	$248,557
Investment income, net of investment expenses	27,844	30,872	55,899	62,252
Realized investment gains (losses)	944	1,500	(210)	3,494
Other income	184	139	383	247
	$152,246	$158,450	$302,289	$314,550

Benefits, Losses and Expenses
Losses and loss settlement expenses	$100,707	$60,168	$168,189	$112,045
Increase in liability for future policy benefits	5,360	2,888	11,206	6,996
Amortization of deferred policy acquisition costs	32,029	33,687	64,555	66,621
Other underwriting expenses	5,568	5,731	12,488	12,158
Flood charges and other related expenses	3,753	-	3,753	-
Interest on policyholders’ accounts	10,217	10,797	20,663	22,026
	$157,634	$113,271	$280,854	$219,846
Income(loss) before income taxes	$(5,388)	$45,179	$21,435	$94,704
Federal income tax expense (benefit)	(3,865)	13,927	2,831	28,842
Net income (loss)	$(1,523)	$31,252	$18,604	$65,862
Weighted average common shares outstanding	27,153,114	27,657,420	27,171,955	27,654,419
Basic and diluted earnings (loss) per common share	$(0.06)	$1.13	$0.68	$2.38
Cash dividends declared per common share	$0.15	$0.135	$0.30	$0.27

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

United Fire & Casualty Company and Subsidiaries

(Dollars in Thousands)	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$18,604	$65,862
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond (discount) premium accretion	$1,389	$(265)
Depreciation and amortization	1,718	1,752
Stock-based compensation expense	824	748
Realized investment (gains) losses	210	(3,494)
Net cash flows from trading investments	1,384	(1,546)
Deferred income tax expense (benefit)	(2,165)	686
Changes in:
Accrued investment income	355	319
Premiums receivable	(36,474)	(17,465)
Deferred policy acquisition costs	(923)	(2,121)
Reinsurance receivables	(3,065)	4,638
Prepaid reinsurance premiums	627	2,785
Income taxes receivable/payable	(5,396)	4,706
Other assets	(30,801)	(1,600)
Future policy benefits and losses, claims and loss settlement expenses	47,043	(28,533)
Unearned premiums	15,235	13,293
Accrued expenses and other liabilities	5,655	(10,217)
Deferred income taxes	(548)	(548)
Other, net	2,249	397
Total adjustments	$(2,683)	$(36,465)
Net cash provided by operating activities	$15,921	$29,397
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$920	$2,846
Proceeds from call and maturity of held-to-maturity investments	9,550	14,758
Proceeds from call and maturity of available-for-sale investments	233,587	144,564
Proceeds from short-term and other investments	54,840	36,909
Purchase of available-for-sale investments	(352,123)	(168,322)
Purchase of short-term and other investments	(50,263)	(58,648)
Net purchases of property and equipment	(401)	(856)
Net cash used in investing activities	$(103,890)	$(28,749)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$88,928	$95,312
Withdrawals from investment and universal life contracts	(102,970)	(134,212)
Payment of cash dividends	(8,163)	(7,467)
Issuance of common stock	118	266
Repurchase of common stock	(5,229)	-
Tax benefit from issuance of common stock	37	77
Net cash used in financing activities	$(27,279)	$(46,024)
Net Change in Cash and Cash Equivalents	$(115,248)	$(45,376)
Cash and Cash Equivalents at Beginning of Period	252,565	255,045
Cash and Cash Equivalents at End of Period	$137,317	$209,669

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

Note 1.	Nature of Operations and Basis of Presentation

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The review report of Ernst & Young LLP as of and for the three- and six-month periods ending June 30, 2008, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $13.8 million for the six-month period ended June 30, 2008, compared to $31.7 million for the six-month period ended June 30, 2007. We made no significant payments of interest for the six-month periods ended June 30, 2008 and 2007, other than interest credited to policyholders’ accounts.

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

The table below displays our comprehensive income and the related tax effects for the six-month periods ended June 30, 2008 and 2007.

(Dollars in thousands)	Six months ended June 30,
	2008	2007
Net income	$18,604	$65,862

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	(48,991)	(7,359)
Adjustment for net realized (gains) losses included in income	210	(3,494)
Adjustment for employee benefit expense costs included in income	655	593
Other comprehensive income (loss), before tax	(48,126)	(10,260)
Income tax effect	16,847	3,590
Other comprehensive income (loss), after tax	(31,279)	(6,670)

Comprehensive income (loss)	$(12,675)	$59,192

Income Taxes

In the six-month period ended June 30, 2008, our effective federal income tax rate was 13.2 percent, compared to 30.5 percent for the six-month period ended June 30, 2007. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2002. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities

We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of June 30, 2008, there were in excess of 400 such cases pending, approximately 20 of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages, while other cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana.

In light of an April 8, 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, state and federal courts have been reviewing the pending suits seeking class certification and other pending suits in order to expedite pre-trial discovery and to move the cases towards trial. However, little has actually occurred, as many courts were waiting on a request that the Louisiana Supreme Court reconsider its decision. That request was denied on July 8, 2008. We expect litigation activity to resume now that the Louisiana Supreme Court has ruled on the flood issue.

In June 2008, a commercial policyholder was awarded approximately $21.0 million in additional Hurricane Katrina damages by a Federal Court jury sitting in New Orleans. The claims associated with this litigation represent what we consider to be our single largest exposure as a result of that hurricane. In response to this verdict, we recorded an incurred loss, net of reinsurance, of $10.8 million for the three-month period ended June 30, 2008. However, we have filed an appeal of this verdict as we believe that the award includes damages that were attributable to flooding (and thus excluded from coverage) and that there were other errors at trial prejudicial to us.

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

We consider all of our other litigation pending at June 30, 2008, to be ordinary, routine, and incidental to our business.

Flood Charges and Other Related Expenses

In June 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa that caused extensive damage to the first and lower levels of our buildings. We recorded $3.8 million of flood-related expenses in the three-month period ended June 30, 2008, which primarily relate to costs incurred to cleanup the affected areas and the write off of property and equipment destroyed by the flood, and we anticipate incurring additional expenses for reconstruction and other related costs. A portion of these costs will be subject to recovery under our insurance. No such recovery has been recorded against the expenses incurred.

Fair Value Measurement

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to report any financial assets or liabilities at fair value under SFAS No. 159 in our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance on fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. We adopted SFAS No. 157 effective January 1, 2008.

SFAS No. 157 establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments are categorized into a three level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value are categorized in the fair value hierarchy as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities, as applicable, that the reporting entity has the ability to access at the measurement date.

Level 2: Quoted prices in markets, other than quoted prices included in Level 1, that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability, as applicable Level 2 inputs include the following:

a) Quoted prices for similar assets or liabilities in active markets;

b) Quoted prices for identical or similar assets or liabilities in non-active markets;

c) Inputs other than quoted market prices that are observable for the asset or liability; and

d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the asset or liability, as applicable. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the categorization for our assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2008:

(Dollars in Thousands)		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Available-for-sale fixed maturities	$1,893,322	$—	$1,891,845	$1,477
Equity securities	148,622	143,798	3,487	1,337
Trading securities	9,555	—	9,555	—
Total	$2,051,499	$143,798	$1,904,887	$2,814
(1)

For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes to estimate fair value. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date.

The following table provides a summary of the changes in fair value of our Level 3 assets for the three-month period ended June 30, 2008:

(Dollars in Thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale fixed maturities	Equity securities	Total
Balance at April 1, 2008	$1,527	$1,276	$2,803
Unrealized gains (losses) (1)	—	61	61
Purchases (disposals)	(50)	—	(50)
Balance at June 30, 2008	$1,477	$1,337	$2,814
(1)	Included in other comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 assets for the six-month period ended June 30, 2008:

(Dollars in Thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale fixed maturities	Equity securities	Total
Balance at January 1, 2008	$1,527	$1,277	$2,804
Unrealized gains (losses) (1)	—	60	60
Purchases (disposals)	(50)	—	(50)
Balance at June 30, 2008	$1,477	$1,337	$2,814
(2)	Included in other comprehensive income.

Securities Lending

In April 2008, we began participating in a securities lending program from which net investment income is generated by the lending of certain investments to other institutions for short periods of time. Borrowers of these securities must deposit collateral with Northern Trust Company, a third-party custodian, equal to at least 102% of the market value of the securities loaned (in the form of cash or securities) plus accrued interest. The market values of the loaned securities are monitored on a daily basis by Northern Trust Company. Additional collateral is added by the borrower or refunded to the borrower by Northern Trust Company as the market values of the loaned securities fluctuate, maintaining collateral values of at least 102% at all times. All collateral is held by Northern Trust Company and we have the right to access the collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the collateral held by Northern Trust Company or the obligation to return the collateral in our Consolidated Financial Statements. We also maintain effective control of the loaned securities and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. At June 30, 2008, we had securities totaling $44.5 million on loan under the program.

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

At our annual stockholders’ meeting on May 21, 2008, United Fire stockholders approved the United Fire 2008 Stock Plan, which was an amendment and restatement of the United Fire Nonqualified Employee Stock Option Plan. The key changes to the plan increased the number of shares of our common stock available for issuance from 1,000,000 to 1,900,000 and provided for stock awards, stock appreciation rights, and incentive stock options, as defined in Section 422 of the Internal Revenue Code.

The 2008 Stock Plan authorizes the issuance of stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 1,020,525 awards available for future issuance at June 30, 2008. The plan is administered by the board of directors. The board has the authority to determine which employees will receive awards under the plan, when awards will be granted, and the terms and conditions of the awards. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire. Stock awards are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

The activity in our 2008 Stock Plan is displayed in the following table.

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2008	Inception to Date
Balance at December 31, 2007	310,908	1,000,000
Additional authorization from 2008 Stock Plan	900,000	900,000
Number of awards granted	(193,683)	(921,475)
Number of awards forfeited or expired	3,300	42,000
Ending balance	1,020,525	1,020,525
Number of awards exercised	4,250	171,342

We also have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at June 30, 2008. The board has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our nonemployee stock option plan is displayed in the following table.

Authorized Shares Available for Future Option Grants	Six Months Ended June 30, 2008	Inception to Date
Balance at December 31, 2007	100,003	150,000
Number of options granted	(30,000)	(86,000)
Number of options forfeited or expired	—	6,003
Ending balance	70,003	70,003

Number of options exercised	-	-

For each of the three-month periods ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $.4 million. For each of the six-month periods ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $.8 million. As of June 30, 2008, we have approximately $5.9 million in stock-based compensation expense that has yet to be recognized through our results of operations over the next five years. This compensation expense is recognized as the underlying stock options vest.

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

Our pension and postretirement benefit costs are displayed in the following table.

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Pension costs	$807	$640	$1,514	$1,279

Other postretirement benefit costs	413	365	863	731

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $4.0 million to our pension plan in 2008. For the six-month period ended June 30, 2008, we have contributed $1.5 million to the pension plan. We do not anticipate that the total contribution in 2008 will vary significantly from the expected contribution.

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

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2008
Net premiums earned	$228,366	$17,985	$246,351
Investment income, net of investment expenses	18,144	37,808	55,952
Realized investment gains (losses)	1,332	(1,542)	(210)
Other income (loss)	(29)	412	383
Revenues	247,813	54,663	302,476
Intersegment Eliminations	(84)	(103)	(187)
Total Revenues	$247,729	$54,560	$302,289
Net Income	$14,368	$4,236	$18,604
Assets	$1,331,166	$1,437,992	$2,769,158

Six Months Ended June 30, 2007
Net premiums earned	$232,481	$16,182	$248,663
Investment income, net of investment expenses	22,411	39,864	62,275
Realized investment gains	2,468	1,028	3,496
Other income	13	234	247
Revenues	257,373	57,308	314,681
Intersegment Eliminations	(69)	(62)	(131)
Total Revenues	$257,304	$57,246	$314,550
Net Income	$60,025	$5,837	$65,862
Assets	$1,309,535	$1,450,945	$2,760,480

Note 5.	Earnings Per Common Share

Basic earnings per share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share give effect to all dilutive common shares outstanding during the period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and restricted stock awards.

We determine the dilutive effect of our outstanding awards using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding awards whose exercise price is less than the weighted-average fair market value of our common stock during the period. This method also assumes that the proceeds from the hypothetical award exercises are used to repurchase shares of our common stock at the weighted-average fair market value of the stock during the period. The net of the assumed awards exercised and assumed common shares repurchased represent the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,523)	$31,252	$18,604	$65,862
Weighted-average common shares outstanding	27,153	27,657	27,172	27,654
Basic earnings (loss) per common share	$(0.06)	$1.13	$0.68	$2.38

Net income (loss)	$(1,523)	$31,252	$18,604	$65,862
Weighted-average common shares outstanding	27,153	27,657	27,172	27,654
Add dilutive effect of stock awards(1)	-	78	-	77
Weighted-average common and potential shares outstanding	27,153	27,735	27,172	27,731
Diluted earnings (loss) per common share	$(0.06)	$1.13	$0.68	$2.38
Stock options excluded from diluted calculation (1)	834	141	834	141
(1)

Outstanding options and restricted stock awards to purchase shares of common stock were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

August 1, 2008

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition are based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies most sensitive to estimates include the following: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition cost asset. These critical accounting policies are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW AND OUTLOOK

Our Business

We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums are written in Iowa, Texas, Colorado, Missouri and Indiana. Approximately three-fourths of our life insurance premiums are written in Iowa, Minnesota, Wisconsin, Nebraska, North Dakota and Illinois.

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

Financial Overview

During the second quarter of 2008, we were affected by an adverse court decision, a deteriorating investment environment, a surge in catastrophe losses, and a record-breaking flood that caused extensive damage to our corporate headquarters in Cedar Rapids, Iowa. The combination of these events had a significant impact on our overall performance.

On June 6, 2008, we received notice of an adverse decision by a Federal Court jury in New Orleans, Louisiana, in a lawsuit related to Hurricane Katrina. The judge in this case let the jury verdict stand which per Louisiana law required us to place $29.0 million on deposit with the State of Louisiana. This amount is recorded on our Consolidated Financial Statements as a miscellaneous receivable within other assets. We have also recorded a net loss after reinsurance of $10.8 million ($7.0 million after-tax), which is included in our second quarter loss results, but is not included in the catastrophe losses that we are reporting for the second quarter of 2008. We are appealing the jury’s decision.

During the second quarter, the investment environment deteriorated sharply, which we attribute to the credit and mortgage crisis. Although we have no direct exposure to these markets, we, like the rest of the insurance industry, are feeling an indirect impact on the fair value of our investments. The area most impacted was our holdings of investments in financial institutions. Our portfolio is made up predominantly of fixed-income investments, which is in line with our conservative approach to the management of investments.

Our company had losses from 19 catastrophes occurring in the second quarter totaling approximately $12.0 million, which is nearly four times the amount we had for the same period in 2007. Of this amount, the largest loss was approximately $3.0 million from the tornado that struck Parkersburg, Iowa, on May 25, 2008. Despite this surge in catastrophe-related losses, we remain confident in our risk selection and concentrations of risk.

In June 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa, that caused extensive damage to the first and lower levels of our buildings. Our disaster recovery plan was effective in allowing us to access and restore all of our major automated processing systems within 24 hours of the flood, as well as have a temporary office for more than 200 employees up and running within one week. The efforts of our employees in our home office and our branch offices in implementing the disaster recovery plan was truly heroic, with many working around the clock to get us back in operation.

Our employees in the Cedar Rapids area continue to work from a temporary office. There have been a few minor technical issues to resolve, but we have worked around them and are not only maintaining our current book of business, but actively processing new business.

Our company recorded $3.8 million of flood-related expenses in the second quarter, which primarily relate to costs incurred to cleanup the affected areas and the write off of property and equipment destroyed by the flood, and we anticipate incurring additional expenses for reconstruction and other related costs. A portion of these costs will be subject to recovery under our insurance. No such recovery has been recorded against the expenses incurred. We feel the impact of the flood on our company is more emotional than financial, with several employees personally affected by the flood and many company keepsakes forever lost. Through this experience we have learned a great deal, making us a stronger company.

Despite everything we’ve endured this quarter, we are hopeful that we will experience a return to normal during the second half of the year. The reconstruction at our corporate headquarters remains on schedule, and we plan to have our employees begin reoccupying the buildings later this summer.

In the second quarter, our life insurance segment produced a net income of $2.6 million. This segment provides us with a stable flow of net income, which is especially important with the continuing soft market conditions in the property and casualty industry. The double digit increase in new premium of traditional life products in the first six months of 2008 is encouraging.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	%	2008	2007	%

Revenues
Net premiums earned	$123,274	$125,939	-2.1%	$246,217	$248,557	-0.9%
Investment income, net of investment expenses	27,844	30,872	-9.8%	55,899	62,252	-10.2%
Realized investment gains (losses)	944	1,500	-37.1%	(210)	3,494	-106.0%
Other income	184	139	32.4%	383	247	55.1%
	$152,246	$158,450	-3.9%	$302,289	$314,550	-3.9%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$100,707	$60,168	67.4%	$168,189	$112,045	50.1%
Increase in liability for future policy benefits	5,360	2,888	85.6%	11,206	6,996	60.2%
Amortization of deferred policy acquisition costs	32,029	33,687	-4.9%	64,555	66,621	-3.1%
Other underwriting expenses	5,568	5,731	-2.8%	12,488	12,158	2.7%
Flood charges and other related expenses	3,753	-	N/A %	3,753	-	N/A %
Interest on policyholders’ accounts	10,217	10,797	-5.4%	20,663	22,026	-6.2%
	$157,634	$113,271	39.2%	$280,854	$219,846	27.8%
Income (loss) before income taxes	$(5,388)	$45,179	-111.9%	$21,435	$94,704	-77.4%
Federal income tax expense (benefit)	(3,865)	13,927	-127.8%	2,831	28,842	-90.2%
Net Income (Loss)	$(1,523)	$31,252	-104.9%	$18,604	$65,862	-71.8%

Our results for the three- and six-month periods ended June 30, 2008 deteriorated when compared to the three- and six-month periods ended June 30, 2007, due to the reasons described under the Financial Overview section of this Form 10-Q. For the six months ended June 30, 2008, with relatively flat premiums earned, losses and loss settlement expenses were 50.1 percent greater than the six months ended June 30, 2007, due to increased catastrophe losses, an increase in severity in our other liability lines and the previously described adverse court decision. The difference in realized investment gains between the six months ended June 30, 2008 and the six months ended June 30, 2007 was due to the call of fixed maturity securities in our life insurance segment, as well as a change in the market value of our trading securities portfolio.

In the six-month period ended June 30, 2008, our effective federal income tax rate was 13.2 percent, compared to 30.5 percent for the six-month period ended June 30, 2007. The decrease in the effective tax rate was due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets in comparison to the level of pretax income reported for each period.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
Net premiums written (1)	$121,069	$128,913	$244,512	$249,255
Net premiums earned	$115,014	$118,176	$228,366	$232,481
Losses and loss settlement expenses	(98,126)	(55,593)	(161,739)	(103,167)
Amortization of deferred policy acquisition costs	(29,071)	(30,589)	(58,722)	(60,355)
Other underwriting expenses	(3,987)	(3,856)	(8,632)	(8,075)
Underwriting income (loss)	$(16,170)	$28,138	$(727)	$60,884

Investment income, net of underwriting expenses	$9,268	$11,150	$18,060	$22,343
Realized investment gains	1,205	1,149	1,332	2,467
Other income (loss)	(18)	5	(29)	13
Flood charges and other related expenses	(3,753)	-	(3,753)	-
Income (loss) before income taxes	$(9,468)	$40,442	$14,883	$85,707

GAAP Ratios:
Net loss ratio	85.3%	47.0%	70.8%	44.4%
Expense ratio (3)	28.8%	29.1%	29.5%	29.4%
Combined ratio (1)	114.1%	76.1%	100.3%	73.8%
Combined ratio (without catastrophes) (1) (2)	102.4%	73.4%	93.1%	71.4%

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

(2) This number does not include $10.8 million that was incurred in the second quarter of 2008 from a lawsuit related to Hurricane Katrina.

(3) The expense ratio does not include the $3.8 million in flood charges which were incurred in the second quarter of 2008.

In the first six months of 2008, our property and casualty insurance segment’s pre-tax income was $14.9 million, compared to pre-tax income of $85.7 million in the first six months of 2007. The deterioration in our pre-tax income is attributable to increased catastrophe losses, an increase in severity in our other liability lines and an adverse court decision that occurred during the first six months of 2008 as compared to the first six months of 2007. Additionally, investment income decreased $4.3 million in the first six months of 2008 as compared to the first six months of 2007 as a result of lower market interest rates. Realized investment gains were $1.1 million lower during the six-months ended June 30, 2008 than in the six-months ended June 30, 2007, which is primarily due to a decrease in the market value of our trading securities resulting from a change in current market conditions.

Six months ended June 30		2008			2007
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines:
Other liability (1)	$67,348	$33,187	49.3%	$67,563	$17,907	26.5%
Fire and allied lines (2)	54,624	61,417	112.4	59,878	33,892	56.6
Automobile	49,981	35,186	70.4	48,439	28,405	58.6
Workers’ compensation	25,998	14,533	55.9	23,668	9,576	40.5
Fidelity and surety	10,152	1,479	14.6	9,857	404	4.1
Miscellaneous	421	(36)	(8.6)	432	111	25.7
Total commercial lines	$208,524	$145,766	69.9%	$209,837	$90,295	43.0%
Personal lines:
Fire and allied lines (3)	$10,629	$7,678	72.2%	$10,459	$6,676	63.8%
Automobile	6,303	5,322	84.4	7,140	4,117	57.7
Miscellaneous	157	904	N/A	158	319	N/A
Total personal lines	$17,089	$13,904	81.4%	$17,757	$11,112	62.6%
Reinsurance assumed	$2,753	$2,069	75.2%	$4,887	$1,760	36.0%
Total	$228,366	$161,739	70.8%	$232,481	$103,167	44.4%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The commercial lines pricing environment continues to be competitive, with an average of low-single digit percentage decreases in premium pricing during the second quarter. Each of our underwriting branches continued to experience pressure on renewals, especially midsize and large accounts. We also began to experience more competition in the workers’ compensation line in the Midwestern states. For the first time in this soft market cycle we are seeing competition in our coastal business, which includes the states of Florida, Alabama and Texas. The personal lines pricing environment also continues to be very competitive both in the auto and homeowners lines of business. The premium level, however, remained unchanged from the first quarter of 2008.

Although the commercial premium pricing decrease during the second quarter was modest, it is a continuation of a trend of gradual decreases in premium level for some lines of business dating back to the third quarter of 2004. Policy retention remained strong in both personal and commercial lines of business, with a slight percentage increase in commercial lines and a slight percentage decrease in personal lines from the first quarter of 2008.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
Revenues
Net premiums written (1)	$8,143	$7,431	$17,567	$15,381
Net premiums earned	$8,260	$7,763	$17,851	$16,076
Investment income, net of investment expenses	18,576	19,722	37,839	39,909
Realized investment gains (losses)	(261)	351	(1,542)	1,027
Other income	202	134	412	234
Total Revenues	$26,777	$27,970	$54,560	$57,246

Benefits, Losses and Expenses
Losses and loss settlement expenses	$2,581	$4,575	$6,450	$8,878
Increase in liability for future policy benefits	5,360	2,888	11,206	6,996
Amortization of deferred policy acquisition costs	2,958	3,098	5,833	6,266
Other underwriting expenses	1,581	1,875	3,856	4,083
Interest on policyholders’ accounts	10,217	10,797	20,663	22,026
Total Benefits, Losses and Expenses	$22,697	$23,233	$48,008	$48,249

Income Before Income Taxes	$4,080	$4,737	$6,552	$8,997

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

In the first six months of 2008, our life insurance segment recorded pre-tax income of $6.6 million, compared to $9.0 million for the first six months of 2007. The deterioration in our pre-tax income was the result of a combination of factors. Realized investment gains and losses decreased $2.6 million in the first six months of 2008 as compared to the first six months of 2007, primarily due to the call of fixed maturity securities in our life insurance segment. Investment income decreased 5.2 percent in the first six months of 2008, primarily due to a significant decrease in short-term interest rates as well as a decrease in our portfolio of invested assets, as compared to this period in 2007. Somewhat offsetting these decreases was an increase in net premiums earned in the first six months of 2008, due to the growth in sales of our traditional products, primarily single premium whole life insurance.

The liability for future policy benefits was $2.5 million greater in the second quarter 2008 and $4.2 million greater for the first six months of 2008, as compared to the same periods in 2007, primarily due to an increase in sales of our traditional life insurance products.

The reduction in annuity balances was the primary contributor to the decrease in interest on policyholders’ accounts in 2008 as compared to 2007, as well as a decline in credited interest rates on in-force annuity contracts.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues from annuities consist of policy surrender charges and investment income earned on policyholder deposits. During the second quarter of 2008, we recorded $34.1 million in annuity deposits compared to $27.2 million in the second quarter of 2007. During the first six months of 2008, we recorded $62.5 million in annuity deposits compared to $66.4 million in the first six months of 2007.

In the second quarter of 2008, we experienced a net cash outflow of $14.1 million related to our annuity business, compared to a $24.9 million net cash outflow during the second quarter of 2007. In the first six months of 2008, we experienced a net cash outflow of $25.4 million related to our annuity business, compared to a $55.5 million net cash outflow during the first six months of 2007. Our net cash outflows are representative of the challenges we have been facing in retaining our existing annuitants and attracting new annuitants with a rate of interest that is competitive in the marketplace while still allowing for an acceptable profit margin.

Investment Results

We recorded net investment income (before tax) of $55.9 million for the six-month period ended June 30, 2008, compared to $62.3 million for the six-month period ended June 30, 2007. The decrease between years was the result of lower market interest rates for this period in 2008 as compared to the same period in 2007 and the contraction of our annuity business.

Realized investment gains and losses decreased $3.7 million in the first six months of 2008, as compared to the first six months of 2007, due to the call of fixed maturity securities in our life insurance segment, as well as a change in the market value of our trading securities portfolio.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the six-months ended June 30, 2008 and 2007, we had no investment write-downs. Based upon our review, we do not believe that our portfolio will be materially affected by recent conditions or events in the sub-prime market.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our sources of cash inflows are primarily a result of premiums, annuity deposits, sales or maturity of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that correlate to the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in available-for-sale fixed maturities.

Our cash outflows are primarily a result of losses and loss settlement expenses, commissions, premium taxes, income taxes, operating expenses, dividends, annuity withdrawals, and investment purchases. Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of catastrophe losses are inherently unpredictable and could increase our liquidity requirements.

Cash flow and liquidity is categorized into three sources: 1) operating activities; 2) investing activities; and 3) financing activities, which are displayed in the following table:

Cash Flow Summary	Six Months Ended March 31,
(Dollars in Thousands)	2008	2007
Cash provided by (used in):
Operating activities	$15,921	$29,397
Investing activities	(103,890)	(28,749)
Financing activities	(27,279)	(46,024)
Net increase (decrease) in cash and cash equivalents	$(115,248)	$(45,376)

The decrease in cash provided by operating activities during the six-months ended June 30, 2008 compared to the same period in 2007 reflects the deterioration in our net income during 2008 due to increased catastrophe losses, an increase in severity in our other liability lines and an adverse court decision during the second quarter.

We have significant cash inflows from sales of investments and from scheduled and unscheduled investment security maturities, redemptions and prepayments. These cash flows totaled $298.9 million for the six-month period ended June 30, 2008 and $199.1 million for the six-month period ended June 30, 2007. We invest in fixed maturities that mature at regular intervals in order to meet our scheduled obligations to pay policy benefits and losses, claims and loss settlement expenses.

Cash used in financing activities has been impacted by the level of surrenders and withdrawals experienced in our life insurance segment’s annuity portfolio in recent years, which resulted in negative annuity and universal life cash flows of $14.0 million during the six-months ended June 30, 2008, compared to negative annuity and universal life cash flows of $38.9 million during the six-months ended June 30, 2007.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At June 30, 2008, our consolidated invested assets included $79.0 million of short-term investments, which consist primarily of fixed maturities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 9, 2009. We did not utilize our line of credit in the first six months of 2008, other than to secure letters of credit utilized in our reinsurance operations. As of June 30, 2008, $.2 million of the line of credit was allocated for that purpose.

Capital Resources

Capital resources demonstrate our overall financial strength and ability to raise new capital to meet our needs. At June 30, 2008 our consolidated total assets were $2.77 billion, compared to $2.76 billion at December 31, 2007. Invested assets, primarily composed of fixed maturity securities, decreased $36.7 million, or 1.7 percent, from December 31, 2007. The decrease in invested assets we experienced this year was primarily due to a change in net unrealized appreciation of $62.5 million, which is the result of depressed market prices in our fixed securities and stocks, particularly our holdings of investments in financial institutions. Offsetting this decrease was an increase of $102.1 million in purchases exceeding sales, calls and maturities since December 31, 2007.

The composition of our investment portfolio at June 30, 2008 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$730,427	82.6%	$1,180,768	90.9%	$1,911,195	87.7%
Equity securities	131,628	14.9	19,313	1.5	150,941	6.9
Trading securities	9,555	1.1	—	—	9,555	0.4
Mortgage loans	—	—	13,127	1.0	13,127	0.6
Policy loans	—	—	7,507	0.6	7,507	0.3
Other long-term investments	11,922	1.3	—	—	11,922	0.5
Short-term investments	1,200	0.1	77,843	6.0	79,043	3.6

Total	$884,732	100.0%	$1,298,558	100.0%	$2,183,290	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2008, $1,893.3 million, or 99.1 percent of our fixed income security portfolio was classified as available-for-sale, compared to $1,812.8 million, or 98.5 percent, at December 31, 2007. We classify our remaining fixed maturities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

In April 2008, we began participating in a securities lending program from which net investment income is generated by the lending of certain investments to other institutions for short periods of time. Borrowers of these securities must deposit collateral with Northern Trust Company, a third-party custodian, equal to at least 102% of the market value of the securities loaned (in the form of cash or securities) plus accrued interest. The market values of the loaned securities are monitored on a daily basis by Northern Trust Company. Additional collateral is added by the borrower or refunded to the borrower by Northern Trust Company as the market values of the loaned securities fluctuate, maintaining collateral values of at least 102% at all times. All collateral is held by Northern Trust Company and we have the right to access the collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the collateral held by Northern Trust Company or the obligation to return the collateral in our Consolidated Financial Statements. We also maintain effective control of the loaned securities and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. At June 30, 2008, we had securities totaling $44.5 million on loan under the program.

At June 30, 2008, cash and cash equivalents totaled $137.3 million compared to $252.6 million at December 31, 2007. This decrease is attributable to purchases exceeding calls and maturities by $102.1 million and common stock repurchases of $5.2 million during 2008.

(Dollars in Thousands)	Property & Casualty Segment	Life Insurance Segment	Total
Deferred acquisition costs at December 31, 2007	$58,291	$70,707	$128,998
Current deferred costs	60,297	5,181	65,478
Current amortization	(58,722)	(5,833)	(64,555)
Ending unamortized deferred acquisition costs	$59,866	$70,055	$129,921
Change in “shadow” deferred acquisition costs	N/A	13,697	13,697
Recorded deferred acquisition costs at June 30, 2008	$59,866	$83,752	$143,618

Our consolidated deferred policy acquisition costs increased $14.6 million, or 11.3 percent, to $143.6 million at June 30, 2008 from December 31, 2007. Our property and casualty insurance segment’s deferred policy acquisition costs increased $1.6 million, or 2.7 percent, to $59.9 million at June 30, 2008 from December 31, 2007. The increase is due to growth in our unearned premiums, which has allowed us to capitalize more acquisition costs than in the prior year. Our life insurance segment’s deferred policy acquisition costs increased $13.0 million, or 18.4 percent, to $83.8 million at June 30, 2008 from December 31, 2007. The life insurance segment’s deferred policy acquisition cost asset is primarily related to universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. As a result of decreases in these unrealized gains during the six-month period ended June 30, 2008, due primarily to increasing interest rates, deferred policy acquisition costs increased by $13.7 million.

Stockholders’ Equity

Stockholders’ equity decreased from $751.5 million at December 31, 2007 to $726.4 million at June 30, 2008, a decrease of 3.3 percent. The decreases to stockholders’ equity included a decrease in net unrealized appreciation of $31.7 million and stockholder dividends of $8.2 million. Partially offsetting this decrease is net income of $18.6 million. At June 30, 2008, book value per common share was $26.88 compared to $27.63 at December 31, 2007.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following non-GAAP financial measures are utilized in this report:

Premiums written is a measure of our overall business volume. Net premiums written are composed of direct and assumed premiums written, net of what we are charged for reinsurance policies. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for reinsurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. We report premiums written applicable to the unexpired term of a policy as unearned premium subject to reinsurance. We evaluate premiums written as a measure of business production for the period under review.

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net premiums written	$129,212	$136,344	$262,079	$264,636
Net change in unearned premium	(5,380)	(9,141)	(15,235)	(13,294)
Net change in prepaid reinsurance premium	(558)	(1,264)	(627)	(2,785)
Net premiums earned	$123,274	$125,939	$246,217	$248,557

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

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
ISO catastrophes (1)	$12,605	$2,892	$15,621	$5,331
Non-ISO catastrophes	754	289	758	316
Total catastrophes (1)	$13,359	$3,181	$16,379	$5,647

(1) This number does not include $10.8 million that was incurred in the second quarter of 2008 from a lawsuit related to Hurricane Katrina.

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

Underwriting income is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses, loss settlement expenses, amortization of deferred policy acquisition costs, and other underwriting expenses. We use this financial measure in evaluating the results of our operations and to analyze the profitability of our property and casualty segment separately from our investment results.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
4/1/08 – 4/30/08	45,364	$33.18	45,364	637,503
5/1/08 – 5/31/08	—	—	—	637,503
6/1/08 – 6/30/08	122,400	28.87	122,400	515,103

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At United Fire’s Annual Stockholders’ Meeting on May 21, 2008, the following proposal was adopted by the margins indicated.

Proposal 1: Election of five Class A directors for a term of three years or until such time as their respective successors have been elected.

Proposal 1:		Number of Shares
		Voted For	Withheld Vote
Douglas M. Hultquist	Class A Director	24,520,808	1,416,079
Casey D. Mahon	Class A Director	25,003,461	934,056
Scotty McIntyre Jr.	Class A Director	24,694,617	1,242,900
Randy A. Ramlo	Class A Director	24,863,279	1,074,238
Frank S. Wilkinson Jr.	Class A Director	25,703,594	233,923

Proposal 2: To approve the United Fire & Casualty Company 2008 Stock Plan, which amended and restated the United Fire & Casualty Company Nonqualified Employee Stock Option Plan, which would expire in 2008.

Proposal 2:	Number of Shares
	Voted For	Voted Against	Abstaining
United Fire & Casualty Company 2008 Stock Plan	23,314,258	708,488	19,907

Proposal 3: To approve two amendments to the Fourth Amended and Restated Articles of Incorporation of United Fire & Casualty Company.

Proposal 3:	Number of Shares
	Voted For	Voted Against	Abstaining
Amendments to the Articles of Incorporation	25,777,623	110,000	49,893

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Fourth Restated Articles of Incorporation	X
3.2	First Amendment to Fourth Restated Articles of Incorporation	X
3.3	Second Amendment to Fourth Restated Articles of Incorporation	X
3.4	Third Amendment to Fourth Restated Articles of Incorporation	X
3.5	Bylaws of United Fire & Casualty Company		10-K	12/31/06	3.4	03/01/07
10.1	United Fire & Casualty Company 2008 Stock Plan*		8-K		99.1	05/22/08
10.2	Form of Stock Award in connection with the United Fire & Casualty Company 2008 Stock Plan*		8-K		99.2	05/22/08
10.3	Form of Non-statutory Stock Option Agreement in connection with the United Fire & Casualty Company 2008 Stock Plan*		8-K		99.3	05/22/08
10.4	Form of Incentive Stock Option Agreement in connection with the United Fire & Casualty Company 2008 Stock Plan*		8-K		99.4	05/22/08
10.5	2008 Stock Plan Option Agreement for Randy A. Ramlo*	X
10.6	2008 Stock Plan Option Agreement for Dianne M. Lyons*	X
10.7	2008 Stock Plan Option Agreement for Michael T. Wilkins*	X
10.8	2008 Stock Plan Option Agreement for Barrie W. Ernst*	X
10.9	2008 Stock Plan Stock Award Agreement for Randy A. Ramlo*	X
10.10	2008 Stock Plan Stock Award Agreement for Dianne M. Lyons*	X
10.11	2008 Stock Plan Stock Award Agreement for Michael T. Wilkins*	X
10.12	2008 Stock Plan Stock Award Agreement for Barrie W. Ernst*	X
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
August 1, 2008
(Date)
/s/ Randy A. Ramlo
Randy A. Ramlo President, Chief Executive Officer
/s/ Dianne M. Lyons
Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer