Form 10-Q
period 2008-09-30
UNITED FIRE & CASUALTY CO
filed 2008-10-30
CIK 101199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	☐	NO	☒

As of October 27, 2008, 26,755,816 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries

Index to Quarterly Report on Form 10-Q

September 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire & Casualty Company and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands Except Per Share Data)	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $16,282 in 2008 and $27,981 in 2007)	$16,038	$27,343
Available-for-sale, at fair value (amortized cost $1,918,953 in 2008 and $1,786,915 in 2007)	1,864,851	1,812,810
Equity securities, at fair value (cost $66,164 in 2008 and $64,127 in 2007)	157,447	177,720
Trading securities, at fair value (amortized cost $7,587 in 2008 and $9,923 in 2007)	7,358	10,793
Mortgage loans	7,938	19,161
Policy loans	7,647	7,622
Other long-term investments	11,801	12,793
Short-term investments	56,954	78,334
Total investments	$2,130,034	$2,146,576

Cash and Cash Equivalents	$118,791	$252,565
Accrued Investment Income	30,001	28,431
Premiums Receivable	148,185	121,059
Deferred Policy Acquisition Costs	158,887	128,998
Property and Equipment (primarily land and buildings, at cost, less accumulated depreciation of $30,819 in 2008 and $30,198 in 2007)	8,381	10,794
Reinsurance Receivables and Recoverables	47,721	45,475
Prepaid Reinsurance Premiums	1,725	2,645
Income Taxes Receivable	20,078	7,439
Other Assets	47,773	16,572
TOTAL ASSETS	$2,711,576	$2,760,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$553,928	$496,083
Life insurance	1,169,258	1,184,977
Unearned premiums	233,895	224,530
Accrued expenses and other liabilities	62,308	63,937
Deferred income taxes	7,995	39,530
TOTAL LIABILITIES	$2,027,384	$2,009,057
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,780,216 shares issued and outstanding in 2008 and 27,195,888 shares issued and outstanding in 2007	$89,267	$90,653
Additional paid-in capital	140,229	149,511
Retained earnings	429,470	439,860
Accumulated other comprehensive income, net of tax	25,226	71,473
TOTAL STOCKHOLDERS’ EQUITY	$684,192	$751,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,711,576	$2,760,554

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2008	2007	2008	2007

Revenues
Net premiums earned	$128,017	$126,988	$374,234	$375,545
Investment income, net of investment expenses	25,192	30,117	81,091	92,369
Realized investment gains (losses)	(4,154)	871	(4,364)	4,365
Other income	326	243	709	490
	$149,381	$158,219	$451,670	$472,769

Benefits, Losses and Expenses
Losses and loss settlement expenses	$120,267	$78,450	$288,456	$190,495
Increase in liability for future policy benefits	6,696	3,472	17,902	10,468
Amortization of deferred policy acquisition costs	32,481	33,668	97,036	100,289
Other underwriting expenses	7,810	5,514	20,298	17,672
Disaster charges and other related expenses	484	-	4,237	-
Interest on policyholders’ accounts	9,844	10,645	30,507	32,671
	$177,582	$131,749	$458,436	$351,595
Income (loss) before income taxes	$(28,201)	$26,470	$(6,766)	$121,174
Federal income tax expense (benefit)	(11,375)	7,399	(8,544)	36,241
Net income (loss)	$(16,826)	$19,071	$1,778	$84,933
Weighted average common shares outstanding	26,807,442	27,629,595	27,049,564	27,646,220
Basic earnings (loss) per common share	$(0.63)	$0.69	$0.07	$3.07
Diluted earnings (loss) per common share	$(0.63)	$0.69	$0.07	$3.06
Cash dividends declared per common share	$0.15	$0.135	$0.45	$0.405

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$1,778	$84,933
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond (discount) premium accretion	$2,506	$(261)
Depreciation and amortization	2,636	2,664
Stock-based compensation expense	1,302	1,077
Realized investment (gains) losses	4,364	(4,365)
Net cash flows from trading investments	2,990	2,066
Deferred income tax expense (benefit)	(7,291)	113
Changes in:
Accrued investment income	(1,570)	(638)
Premiums receivable	(27,126)	(10,263)
Deferred policy acquisition costs	503	(2,531)
Reinsurance receivables	(2,246)	9,377
Prepaid reinsurance premiums	920	2,990
Income taxes receivable/payable	(12,639)	(575)
Other assets	(31,201)	(3,357)
Future policy benefits and losses, claims and loss settlement expenses	82,548	(18,912)
Unearned premiums	9,365	5,628
Accrued expenses and other liabilities	(682)	(10,193)
Deferred income taxes	436	(891)
Other, net	4,626	907
Total adjustments	$29,441	$(27,164)
Net cash provided by operating activities	$31,219	$57,769
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,561	$2,846
Proceeds from call and maturity of held-to-maturity investments	11,397	16,160
Proceeds from call and maturity of available-for-sale investments	267,017	194,741
Proceeds from sale of short-term and other investments	89,158	50,153
Purchase of available-for-sale investments	(412,960)	(265,279)
Net increase from purchase of short-term and other investments	(57,691)	(60,276)
Net purchases of property and equipment	(1,127)	(1,381)
Net cash used in investing activities	$(100,645)	$(63,036)
Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$152,901	$168,177
Withdrawals from investment and universal life contracts	(193,323)	(217,840)
Payment of cash dividends to common stockholders	(12,168)	(11,203)
Proceeds from exercise of stock options	138	513
Repurchase of common stock	(11,938)	(6,950)
Tax benefit from issuance of common stock	42	165
Net cash used in financing activities	$(64,348)	$(67,138)
Net Change in Cash and Cash Equivalents	$(133,774)	$(72,405)
Cash and Cash Equivalents at Beginning of Period	252,565	255,045
Cash and Cash Equivalents at End of Period	$118,791	$182,640

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements

United Fire & Casualty Company and Subsidiaries

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ending September 30, 2008, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.

We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying unaudited Consolidated Financial Statements in conformity with GAAP.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $13.8 million for the nine-month period ended September 30, 2008, compared to $45.2 million for the nine-month period ended September 30, 2007. We made no significant payments of interest for the nine-month periods ended September 30, 2008 and 2007, other than interest credited to policyholders’ accounts.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income (loss) are net income (loss) and the change in net unrealized appreciation on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses.

The table below displays our comprehensive income (loss) and the related tax effects for the three- and nine-month periods ended September 30, 2008 and 2007.

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(16,826)	$19,071	$1,778	$84,933

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	(27,473)	10,621	(76,464)	3,262
Adjustment for net realized (gains) losses included in income	4,154	(871)	4,364	(4,365)
Adjustment for employee benefit expense costs included in income	292	292	947	885
Other comprehensive income (loss), before tax	(23,027)	10,042	(71,153)	(218)
Income tax effect	8,059	(3,514)	24,906	76
Other comprehensive income (loss), after tax	(14,968)	6,528	(46,247)	(142)

Comprehensive income (loss)	$(31,794)	$25,599	$(44,469)	$84,791

Income Taxes

In the nine-month period ended September 30, 2008, we reported a federal income tax benefit of $8.5 million, compared to federal income tax expense of $36.2 million at an effective tax rate of 29.9 percent for the nine-month period ended September 30, 2007. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2005 and state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities

We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of September 30, 2008, there were approximately 400 such cases pending, 18 of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages, while other cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pre-trial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana.

In light of an April 8, 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, state and federal courts have been reviewing the pending suits seeking class certification and other pending suits in order to expedite pre-trial discovery and to move the cases towards trial. Litigation activity has resumed now that the Louisiana Supreme Court has ruled on the flood issue, and the courts are pressing the litigation to pursue resolution or prepare the cases for trial.

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

In July 2008, Lafayette Insurance Company participated in a hearing in St. Bernard Parish, Louisiana after which the court entered a judgment certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claim was at least partially denied or misadjusted. We have filed an appeal of this judgment as we feel it is not supported by the evidence.

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

We consider all of our other litigation pending at September 30, 2008, to be ordinary, routine, and incidental to our business.

Disaster Charges and Other Related Expenses

In June 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa that caused extensive damage to the first and lower levels of our buildings. We recorded $.3 million and $4.0 million of net flood-related expenses in the three- and nine-month periods ended September 30, 2008, respectively, which primarily relate to costs incurred to clean up and restore our buildings and their contents, and we anticipate incurring additional expenses for reconstruction and other related costs. A portion of these costs will be subject to recovery under our insurance. We have received insurance reimbursements totaling $2.9 million, which have offset the expenses incurred through September 30, 2008.

In September 2008, our New Orleans, Louisiana claims office in Metairie closed for three days due to Hurricane Gustav and our Gulf Coast regional office in Galveston, Texas was temporarily closed for three weeks due to Hurricane Ike. We recorded $.2 million of hurricane-related expenses in the three- and nine-month periods ended September 30, 2008, which primarily relates to costs incurred to remove damaged contents from the affected areas and establish a temporary facility for our Gulf Coast regional office. We anticipate incurring additional expenses for the clean-up and restoration of the affected areas and other related costs. A portion of these costs will be subject to recovery under our insurance. As of September 30, 2008, no such recovery has been recorded against the expenses incurred.

We anticipate that we will incur approximately $1.5 million to $2.5 million, net of insurance, in additional charges in the fourth quarter of 2008 related to these events. It is possible that the actual charges incurred in the fourth quarter of 2008 may exceed our estimate or we may have some residual expenses in the first quarter of 2009, but we believe that any additional charges would be minimal and immaterial to our results of operation.

Fair Value Measurement

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which was effective January 1, 2008. SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements as we did not elect to measure the fair value option to measure and report any eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which was effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance on fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” with an immediate effective date, including prior periods for which financial statements have not been issued. FSP SFAS No. 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

SFAS No. 157, as amended, establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments are categorized into a three level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:

Level 1: Valuations are based on unadjusted quoted prices in active markets for identical financial instruments.

Level 2: Valuations are based on quoted prices in markets, other than quoted prices included in Level 1, that are not active or inputs that are observable either directly or indirectly for the full term of the financial instrument.

Level 3: Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.

The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2008:

(Dollars in Thousands)		Fair Value Measurements
Description	September 30, 2008	Level 1	Level 2	Level 3
Available-for-sale fixed maturities	$1,864,851	$—	$1,856,473	$8,378
Equity securities	157,447	153,129	2,981	1,337
Trading securities	7,358	—	7,358	—
Total	$2,029,656	$153,129	$1,866,812	$9,715

The fair value of securities that are categorized as Level 1 was based on quoted market prices that are readily and regularly available.

The fair value of securities that are categorized as Level 2 was based on market values obtained from independent pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date.

The securities categorized as Level 3 includes holdings in certain private placement fixed maturity and equity securities and certain impaired securities for which there is not an active market. The fair value of our Level 3 impaired securities were determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows. We have the ability and the intent to hold these securities until such time that we are able to recover all or a portion of our original investment.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2008:

(Dollars in Thousands)	Available-for-sale fixed maturities	Equity securities	Total
Balance at July 1, 2008	$1,477	$1,337	$2,814
Realized and unrealized gains (losses) (1)	(5,787)	—	(5,787)
Amortization	(11)	—	(11)
Purchases and disposals	5,207	—	5,207
Transfers in/out	7,492	—	7,492
Balance at September 30, 2008	$8,378	$1,337	$9,715
(1)	Realized gains (losses) are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income (loss).

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2008:

(Dollars in Thousands)	Available-for-sale fixed maturities	Equity securities	Total
Balance at January 1, 2008	$1,527	$1,277	$2,804
Realized and unrealized gains (losses) (1)	(6,073)	60	(6,013)
Amortization	(33)	—	(33)
Purchases and disposals	5,156	—	5,156
Transfers in/out	7,801	—	7,801
Balance at September 30, 2008	$8,378	$1,337	$9,715
(1)	Realized gains (losses) are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income (loss).

The amounts reported in the above tables as realized and unrealized losses and transfers in relate primarily to the life insurance segment’s holding of Lehman Brothers fixed maturity securities, for which an other-than-temporary impairment charge of $5.8 million was recorded in the third quarter of 2008.

Securities Lending

In April 2008, we began participating in a securities lending program from which net investment income is generated by the lending of certain investments to other institutions for short periods of time. Borrowers of these securities must deposit collateral in the form of cash or U.S. Treasury securities with Northern Trust Company, a third-party custodian, equal to at least 102% of the market value of the securities loaned plus accrued interest. The market values of the loaned securities are monitored on a daily basis by Northern Trust Company. Additional collateral is added by the borrower or refunded to the borrower by Northern Trust Company as the market values of the loaned securities fluctuate, maintaining collateral values of at least 102% at all times. If a borrower defaults under the lending agreement, Northern Trust Company would use the collateral to purchase the same or similar security as a replacement for the security that was not returned by the borrower. However, we would receive the collateral in place of the security if Northern Trust Company is unable to purchase the same security.

All collateral is held by Northern Trust Company and we have the right to access the collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the collateral held by Northern Trust Company or the obligation to return the collateral in our Consolidated Financial Statements. We also maintain effective control of the loaned securities and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. At September 30, 2008, we had securities totaling $46.1 million on loan under the program.

Subsequent Events

Continuing in October 2008, the stock market experienced unprecedented volatility and a corresponding significant decline in value for many equity securities. The Dow Jones Industrial Average closed on October 28, 2008, at a value that was approximately 1,800 points down from September 30, 2008, which resulted in a decline in unrealized gains in our equity portfolio of approximately $27.0 million or 17.0 percent for the month through October 28, 2008, of which $22.0 million was attributable to our property and casualty insurance segment and $5.0 million was attributable to our life insurance segment. Our equity portfolio accounted for less than 10 percent of our invested assets as of September 30, 2008. While none of the affected investments have been identified as impaired, we continue to closely monitor current market conditions and evaluate the long-term impact of this recent market volatility on all of our investment holdings.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 will revise the financial reporting treatment of noncontrolling interests. Noncontrolling interests will become a separate part of stockholders’ equity in the consolidated balance sheets and income attributable to the company and to noncontrolling interests will be separately presented in the consolidated income statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have any impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” SFAS No. 163 decreases the inconsistencies in SFAS No. 60 in the accounting for financial guarantee insurance contracts by insurance companies by addressing the differing views in SFAS No. 60 regarding the recognition and measurement of premium revenues and claim liabilities and enhancing the disclosure requirements for insurance contracts. SFAS No. 163 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 163 to have any impact on our Consolidated Financial Statements as we do not market financial guarantee insurance contracts.

NOTE 2. STOCK-BASED COMPENSATION

At our annual stockholders’ meeting on May 21, 2008, United Fire stockholders approved the United Fire 2008 Stock Plan, which was an amendment and restatement of the United Fire Nonqualified Employee Stock Option Plan. The key changes to the plan increased the number of shares of our common stock available for issuance from 1,000,000 to 1,900,000 and provided for the issuance of stock awards, stock appreciation rights, and incentive stock options, as defined in Section 422 of the Internal Revenue Code.

The 2008 Stock Plan authorizes the issuance of stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 1,020,525 authorized shares available for future issuance at September 30, 2008. The plan is administered by the board of directors. The board has the authority to determine which employees will receive awards under the plan, when awards will be granted, and the terms and conditions of the awards. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire. Awards are generally granted free of charge to the eligible employees of United Fire as designated by the board of directors.

The activity in our 2008 Stock Plan is displayed in the following table.

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2008	Inception to Date
Balance at December 31, 2007	310,908	1,000,000
Additional authorization from 2008 Stock Plan	900,000	900,000
Number of awards granted	(193,683)	(921,475)
Number of awards forfeited or expired	3,300	42,000
Ending balance	1,020,525	1,020,525
Number of awards exercised	5,450	172,542

We also have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at September 30, 2008. The board has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The board may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2008	Inception to Date
Balance at December 31, 2007	100,003	150,000
Number of awards granted	(30,000)	(86,000)
Number of awards forfeited or expired	—	6,003
Ending balance	70,003	70,003
Number of awards exercised	—	—

For the three-month periods ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $.5 million and $.3 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $1.3 million and $1.1 million, respectively. As of September 30, 2008, we have approximately $5.4 million in stock-based compensation expense that has yet to be recognized through our results of operations over the next five years. This compensation expense is recognized as the underlying awards vest.

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

All of our eligible employees and retirees are able to participate in our health and dental benefit plan. The plan is composed of two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. These programs provide health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. The plan requires participants to submit claims for reimbursement or payment to the claims administrator within 12 months after the end of the calendar year in which the charges were incurred.

Our pension and postretirement benefit costs are displayed in the following table.

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Pension costs	$757	$841	$2,271	$2,120

Other postretirement benefit costs	847	620	1,710	1,351

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $4.0 million to our pension plan in 2008. For the nine-month period ended September 30, 2008, we have contributed $2.5 million to the pension plan. We do not anticipate that the total contribution in 2008 will vary significantly from the expected contribution.

NOTE 4. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. All of our property and casualty offices are aggregated as they target a similar customer base, market the same products, and use the same marketing strategies. All of our insurance is sold domestically; we have no revenues allocable to foreign operations.

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

The following analyses for the three- and nine-months ended September 30, 2008, have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2008
Net premiums earned	$117,278	$10,813	$128,091
Investment income, net of investment expenses	7,164	18,050	25,214
Realized investment gains (losses)	1,724	(5,878)	(4,154)
Other income (loss)	(32)	358	326
Revenues	126,134	23,343	149,477
Intersegment Eliminations	(40)	(56)	(96)
Total Revenues	$126,094	$23,287	$149,381
Net Income (Loss)	$(15,166)	$(1,660)	$(16,826)
Assets	$1,314,067	$1,397,509	$2,711,576

Three Months Ended September 30, 2007
Net premiums earned	$119,222	$7,819	$127,041
Investment income, net of investment expenses	10,477	19,656	30,133
Realized investment gains	813	56	869
Other income	8	235	243
Revenues	130,520	27,766	158,286
Intersegment Eliminations	(37)	(30)	(67)
Total Revenues	$130,483	$27,736	$158,219
Net Income	$15,499	$3,572	$19,071
Assets	$1,324,455	$1,445,126	$2,769,581

(Dollars In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2008
Net premiums earned	$345,644	$28,798	$374,442
Investment income, net of investment expenses	25,308	55,858	81,166
Realized investment gains (losses)	3,056	(7,420)	(4,364)
Other income (loss)	(61)	770	709
Revenues	373,947	78,006	451,953
Intersegment Eliminations	(124)	(159)	(283)
Total Revenues	$373,823	$77,847	$451,670
Net Income (Loss)	$(798)	$2,576	$1,778
Assets	$1,314,067	$1,397,509	$2,711,576

Nine Months Ended September 30, 2007
Net premiums earned	$351,703	$24,001	$375,704
Investment income, net of investment expenses	32,888	59,520	92,408
Realized investment gains	3,281	1,084	4,365
Other income	21	469	490
Revenues	387,893	85,074	472,967
Intersegment Eliminations	(106)	(92)	(198)
Total Revenues	$387,787	$84,982	$472,769
Net Income	$75,524	$9,409	$84,933
Assets	$1,324,455	$1,445,126	$2,769,581

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

The components of basic and diluted earnings per share are displayed in the following tables:

(In Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(16,826)	$19,071	$1,778	$84,933
Weighted-average common shares outstanding	26,807	27,630	27,050	27,646
Basic earnings (loss) per common share	$(0.63)	$0.69	$0.07	$3.07

Net income (loss)	$(16,826)	$19,071	$1,778	$84,933
Weighted-average common shares outstanding	26,807	27,630	27,050	27,646
Add dilutive effect of awards	—	80	123	88
Weighted-average common and potential shares outstanding	26,807	27,710	27,173	27,734
Diluted earnings (loss) per common share	$(0.63)	$0.69	$0.07	$3.06
Awards excluded from diluted calculation (1)	833	138	656	138
(1)

Outstanding stock options and restricted stock awards to purchase shares of common stock were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2008, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

October 30, 2008

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
o Stockholders’ Equity
• Statutory and Other Financial Measures

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among other factors that could cause our actual outcomes and results to differ are:

• The impact of the current unprecedented volatility in the financial markets, including the duration of the credit crisis and the effectiveness of governmental solutions.
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

OVERVIEW AND OUTLOOK

Our Business

We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums were written in Texas, Iowa, Colorado, Louisiana and Missouri for the first nine months of 2008. Approximately three-fourths of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Nebraska and Illinois for the first nine months of 2008.

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

Financial Overview

In the third quarter of 2008, Hurricanes Gustav and Ike together were considerable financial events for us, resulting in more than $23.7 million in incurred losses and loss settlement expenses. This figure could potentially change as our loss adjustment process develops. These hurricanes made fairly direct hits on two of our three largest Gulf Coast exposures that we currently monitor – the southern Louisiana and Galveston-Houston areas. We are encouraged that the losses from both hurricanes will fall below our per-occurrence reinsurance retention limits and overall our book of business performed as expected.

Unlike other catastrophes that we experience as an insurer, United Fire was directly affected by Hurricanes Gustav and Ike. Due to Hurricane Gustav, our New Orleans claims office in Metairie closed for three days. Due to Hurricane Ike, our Gulf Coast regional office in Galveston closed for three weeks before reopening in a temporary facility in the Houston area. It may be several weeks before employees are able to reoccupy our leased office space in Galveston. Both of these events came shortly after the reopening of our home office in Cedar Rapids, which had sustained extensive damage due to record flooding in the Midwest during the second quarter of 2008. Our employees in the home office were displaced for 11 weeks, with some working from a temporary facility and some working from home, before being able to reoccupy our home office buildings.

This has been a difficult year for our company, but with the support of our employees and customers, we have been able to meet the challenges created by these natural disasters with almost no disruption in service to our agents and policyholders. Our level of automation allowed us to continue to settle claims, process new business and service existing accounts despite the temporary office closings, with all telephone calls being transferred to our other regional offices and employees working from temporary locations. For the most part it was business as usual for our customers during these natural disasters.

During the third quarter of 2008, our life insurance segment recorded an other-than-temporary impairment of $5.8 million on holdings of Lehman Brothers fixed maturity securities. Without this impairment, net income for our life insurance segment for the nine months ended September 30, 2008 was comparable to the same period of 2007.

The investment environment has gone through unprecedented volatility in recent weeks. We have been impacted by this volatility, with our investments generating an unrealized loss of $40.0 million or 1.9 percent of our portfolio for the third quarter of 2008 ($102.5 million unrealized loss or 4.8 percent year-to-date). We continue to closely monitor current market conditions and evaluate the long-term impact of this recent market volatility on all of our investment holdings. Despite this recessionary period, our conservative philosophy towards the management of investments has helped us to maintain a strong portfolio and has resulted in the recognition of limited losses from impaired investments.

RESULTS OF OPERATIONS

Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	%	2008	2007	%

Revenues
Net premiums earned	$128,017	$126,988	0.8%	$374,234	$375,545	-0.4%
Investment income, net of investment expenses	25,192	30,117	-16.4%	81,091	92,369	-12.2%
Realized investment gains (losses)	(4,154)	871	N/A	(4,364)	4,365	N/A
Other income	326	243	34.2%	709	490	44.7%
	$149,381	$158,219	-5.6%	$451,670	$472,769	-4.5%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$120,267	$78,450	53.3%	$288,456	$190,495	51.4%
Increase in liability for future policy benefits	6,696	3,472	92.9%	17,902	10,468	71.0%
Amortization of deferred policy acquisition costs	32,481	33,668	-3.5%	97,036	100,289	-3.2%
Other underwriting expenses	7,810	5,514	41.6%	20,298	17,672	14.9%
Disaster charges and other related expenses	484	-	N/A	4,237	-	N/A
Interest on policyholders’ accounts	9,844	10,645	-7.5%	30,507	32,671	-6.6%
	$177,582	$131,749	34.8%	$458,436	$351,595	30.4%
Income (loss) before income taxes	$(28,201)	$26,470	N/A	$(6,766)	$121,174	N/A
Federal income tax expense (benefit)	(11,375)	7,399	N/A	(8,544)	36,241	N/A
Net Income (Loss)	$(16,826)	$19,071	-188.2%	$1,778	$84,933	-97.9%

Our results for the three- and nine-month periods ended September 30, 2008 deteriorated when compared to the three- and nine-month periods ended September 30, 2007, due primarily to a significant increase in catastrophe losses. For the third quarter of 2008, catastrophe losses were $36.7 million, compared to $4.8 million for the third quarter of 2007. Year-to-date, catastrophe losses were $53.1 million, compared to $10.4 million through September 30, 2007. Hurricanes Gustav and Ike were the largest catastrophes that we experienced this year, with both occurring during September 2008. We recorded $23.7 million in losses related to these two events.

Investment results also negatively impacted our 2008 income, with year-to-date investment income decreasing by $11.3 million or 12.2 percent. A year-over-year decline in short-term and money market interest rates and a reduction in our cash balances contributed to the decrease. Investment income was further reduced by the decrease in market values of our holdings in limited liability partnerships. The carrying amounts of these investments are increased or decreased to reflect our share of income or loss, and the change in carrying value is recorded in net investment income. These same factors also contributed to the reduction in investment income for the third quarter of 2008.

The decrease in realized investment gains and losses, both for the third quarter and year-to-date in 2008, was driven by the previously discussed write-down of Lehman Brothers fixed maturity securities.

Flooding events that impacted our home office and our Galveston branch office resulted in net reconstruction and recovery charges incurred of $.5 million for the third quarter, and $4.2 million through September 30, 2008. The amounts are net of insurance recoveries of $2.9 million.

In the nine-month period ended September 30, 2008, we reported a federal income tax benefit of $8.5 million, compared to federal income tax expense of $36.2 million at an effective tax rate of 29.9 percent for the nine-month period ended September 30, 2007. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income, non-taxable dividend income, and the reduction in the valuation allowance on our deferred tax assets.

Property and Casualty Insurance Segment Results

Property & Casualty Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
Net premiums written (1)	$111,895	$112,068	$356,407	$361,323
Net premiums earned	$117,278	$119,222	$345,644	$351,703
Losses and loss settlement expenses	(116,536)	(74,813)	(278,275)	(177,980)
Amortization of deferred policy acquisition costs	(29,354)	(31,240)	(88,076)	(91,595)
Other underwriting expenses	(5,389)	(3,465)	(14,021)	(11,540)
Underwriting income (loss)	$(34,001)	$9,704	$(34,728)	$70,588

Investment income, net of underwriting expenses	$7,124	$10,439	$25,184	$32,782
Realized investment gains	1,724	814	3,056	3,281
Other income (loss)	(32)	8	(61)	21
Disaster charges and other related expenses	(484)	-	(4,237)	-
Income (loss) before income taxes	$(25,669)	$20,965	$(10,786)	$106,672

GAAP Ratios:
Net loss ratio	99.4%	62.8%	80.5%	50.6%
Expense ratio (2)	29.6%	29.1%	29.6%	29.3%
Combined ratio (1)	129.0%	91.9%	110.1%	79.9%
Combined ratio (without catastrophes) (1) (3)	97.7%	87.9%	94.7%	76.9%

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

(2) The expense ratio does not include the $.5 million and $4.2 million in net disaster charges which were incurred during in the three- and nine-month periods ended September 30, 2008, respectively.

(3) This ratio does not include the $10.8 million that was incurred in the second quarter of 2008 from a lawsuit related to Hurricane Katrina, which is pending appeal. We have not included the $10.8 million in our reported catastrophe amounts.

In the first nine months of 2008, our property and casualty insurance segment had a pre-tax loss of $10.8 million, compared to pre-tax income of $106.7 million in the first nine months of 2007. The deterioration is attributable to increased catastrophe losses and an adverse court decision that occurred during the first nine months of 2008 as compared to the first nine months of 2007.

Net premiums written decreased slightly in the third quarter and year to date in 2008 as compared to the same periods in 2007. This is primarily due to the competitive market environment, which continues to affect our growth through a continuation of gradual decreases in premium level in some of our lines of business, dating back to the third quarter of 2004. However, we are encouraged that, of the rate changes processed during the third quarter of 2008, approximately one-third were low-single digit percentage rate level increases. Additionally, our efficiency at processing new business was affected by having to establish and relocate to temporary locations as a result of the Midwest flooding that impacted our home office in June and Hurricane Ike that impacted our Galveston branch office in September.

In the third quarter of 2008, we recorded net disaster related charges of $.5 million which is the result of the flood damage our home office sustained in June and the damage to our Galveston, Texas branch office which occurred as the result of Hurricane Ike in September. For the nine months ended September 30, 2008, we have incurred disaster charges totaling $4.2 million, which is net of insurance reimbursements totaling $2.9 million for the flood damage to our home office. A portion of the costs incurred by our Galveston branch office will be subject to recovery under our insurance. As of September 30, 2008, no such recovery has been recorded against the expenses incurred.

Nine months ended September 30		2008			2007
(Dollars in Thousands)	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio (1)	Net Premiums Earned	Net Losses & Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines:
Other liability (2)	$101,439	$60,459	59.6%	$102,446	$40,039	39.1%
Fire and allied lines (3)	82,074	98,427	119.9	88,878	50,677	57.0
Automobile	75,652	51,019	67.4	73,497	48,371	65.8
Workers’ compensation	38,950	26,083	67.0	35,930	17,752	49.4
Fidelity and surety	15,649	2,503	16.0	15,252	513	3.4
Miscellaneous	639	130	20.3	642	269	41.9
Total commercial lines	$314,403	$238,621	75.9%	$316,645	$157,621	49.8%
Personal lines:
Fire and allied lines (4)	$15,951	$29,111	182.5%	$15,765	$10,672	67.7%
Automobile	9,463	7,839	82.8	10,505	5,983	57.0
Miscellaneous	241	747	N/A	234	349	N/A
Total personal lines	$25,655	$37,697	146.9%	$26,504	$17,004	64.2%
Reinsurance assumed	$5,586	$1,957	35.0%	$8,554	$3,355	39.2%
Total	$345,644	$278,275	80.5%	$351,703	$177,980	50.6%

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

(2) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3) “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(4) “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The commercial lines pricing environment continues to be competitive, with an average of low-single digit percentage decreases in premium level during the third quarter of 2008. The largest decreases continue to be in our property lines of business in non-coastal states. Additionally, we continue to experience pressure on renewals, especially mid- to large-size accounts.

The personal lines pricing environment also continues to be competitive both in the auto and homeowners lines of business. A double-digit percentage rate increase in the homeowners line of business in Louisiana, which is effective in the fourth quarter of 2008, will likely help bolster our homeowners premium level in future quarters.

Policy retention remained strong in both personal and commercial lines of business, with a slight increase of approximately 1.7 percent for the three months ended September 30, 2008, as compared to the same period in 2007.

In nearly every line of business, a continuation of the competitive pricing environment has contributed to a deterioration of the net loss ratio. An increase in catastrophe losses during 2008 significantly contributed to the increase in the net loss ratio in the fire and allied lines; for both personal and commercial business. In the workers’ compensation and other liability lines of business, the increase in losses was due to the higher frequency and severity experienced during the first nine months of 2008 as compared to the same period of 2007. In addition, we have been able to write more new business in the workers’ compensation line in 2008, which has contributed to more new losses in 2008.

Life Insurance Segment Results

Life Insurance Financial Results:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
Revenues
Net premiums written (1)	$10,545	$7,459	$28,112	$22,840
Net premiums earned	$10,739	$7,766	$28,590	$23,842
Investment income, net of investment expenses	18,068	19,678	55,907	59,587
Realized investment gains (losses)	(5,878)	57	(7,420)	1,084
Other income	358	235	770	469
Total revenues	$23,287	$27,736	$77,847	$84,982

Benefits, losses and expenses
Losses and loss settlement expenses	$3,731	$3,637	$10,181	$12,515
Increase in liability for future policy benefits	6,696	3,472	17,902	10,468
Amortization of deferred policy acquisition costs	3,127	2,428	8,960	8,694
Other underwriting expenses	2,421	2,049	6,277	6,132
Interest on policyholders’ accounts	9,844	10,645	30,507	32,671
Total benefits, losses and expenses	$25,819	$22,231	$73,827	$70,480

Income (loss) before income taxes	$(2,532)	$5,505	$4,020	$14,502

(1) Please refer to the Statutory and other financial measures section of this report for further explanation of this measure.

The principal product of our life insurance segment is the single premium deferred annuity. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues from annuities consist of policy surrender charges and investment income earned on policyholder deposits. During the third quarter of 2008, we recorded $52.7 million in annuity deposits compared to $59.2 million in the third quarter of 2007. During the first nine months of 2008, we recorded $115.2 million in annuity deposits compared to $125.7 million in the first nine months of 2007.

Over the past five years, we have allowed the level of our single premium deferred annuity business to grow more slowly, while we focused on increasing our writings of ordinary life insurance products. This shift in product mix is reflected in several income statement line items.

In the first nine months of 2008, our life insurance segment recorded pre-tax income of $4.0 million, compared to $14.5 million for the first nine months of 2007. The deterioration in our pre-tax income was primarily the result of the realized investment losses we incurred during the third quarter of 2008. Realized investment gains and losses decreased $5.9 million and $8.5 million for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007, primarily due to the write-down of Lehman Brothers fixed maturity securities in the third quarter of 2008.

Net premiums earned increased in both the third quarter of 2008 and year to date, due to the growth in sales of our traditional life insurance products, primarily single premium whole life insurance. Investment income decreased $1.6 million in the third quarter of 2008 and $3.7 million in the first nine months of 2008, as compared to the same periods in 2007. The decreases were primarily due to lower market interest rates and the contraction of our annuity business in 2008.

The liability for future policy benefits was $3.2 million greater in the third quarter 2008 and $7.4 million greater for the first nine months of 2008, as compared to the same periods in 2007, primarily due to an increase in sales of our traditional life insurance products.

The reduction in annuity balances was a significant contributor to the decrease in interest on policyholders’ accounts in 2008 as compared to 2007, together with a decline in credited interest rates on in-force annuity contracts.

In the third quarter of 2008, we experienced a net cash outflow of $32.7 million related to our annuity business, compared to a $17.7 million net cash outflow during the third quarter of 2007. In the first nine months of 2008, we experienced a net cash outflow of $58.1 million related to our annuity business, compared to a $73.2 million net cash outflow during the first nine months of 2007. The challenges we have faced in recent years in retaining existing and attracting new annuity business at an acceptable profit margin, is indicative of the competitive market in which we compete. This competitive market is the primary reason for the net cash outflows we have experienced in our annuity business.

Investment Results

We recorded net investment income (before tax) of $81.1 million for the nine-month period ended September 30, 2008, compared to $92.4 million for the nine-month period ended September 30, 2007. The decrease between years was the result of the lower market interest rates and the contraction of our annuity business for this period in 2008.

Realized investment gains and losses decreased $8.7 million in the first nine months of 2008, as compared to the first nine months of 2007, primarily due to the write-down of Lehman Brothers fixed maturity securities, which were held by our life insurance segment.

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; company specific news; credit ratings; the economic environment; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. During the nine months ended September 30, 2008, we had investment write downs totaling $5.9 million as compared to no write downs for the same period in 2007.

We believe that our unrealized losses at September 30, 2008 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize future impairment losses on some securities that we own at September 30, 2008 if future events, information, and the passage of time cause us to determine that a decline in value is other-than-temporary.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our sources of cash inflows are primarily a result of premiums, annuity deposits, sales or maturities of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that correlate to the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in available-for-sale fixed maturity securities.

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

The following table displays a summary of cash sources and uses in 2008 and 2007.

Cash Flow Summary	Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007
Cash provided by (used in):
Operating activities	$31,219	$57,769
Investing activities	(100,645)	(63,036)
Financing activities	(64,348)	(67,138)
Net increase (decrease) in cash and cash equivalents	$(133,774)	$(72,405)

The decrease in cash provided by operating activities during the nine-months ended September 30, 2008 compared to the same period in 2007 correlates to the deterioration in our net income during 2008 due to increased catastrophe losses and an adverse court decision related to Hurricane Katrina. The court decision, which occurred during the second quarter of 2008, required us to deposit $29.0 million with the State of Louisiana while our case is pending appeal.

We have significant cash inflows from sales of investments and from scheduled and unscheduled investment maturities, redemptions and prepayments, which totaled $371.1 million for the nine-month period ended September 30, 2008 and $263.9 million for the nine-month period ended September 30, 2007.

Cash used in financing activities has been impacted by the level of surrenders and withdrawals experienced by our life insurance segment’s annuity portfolio in recent years. We recorded negative annuity and universal life cash flows of $40.4 million during the nine-months ended September 30, 2008, compared to negative annuity and universal life cash flows of $49.7 million during the nine-months ended September 30, 2007. Cash used in financing activities was additionally impacted by our stock repurchases for the nine-months ended September 30, 2008 which totaled $11.9 million, compared to $7.0 million for the nine-months ended September 30, 2007. During the first nine months of 2008, we paid stockholder dividends of $12.2 million compared to $11.2 million for the first nine months of 2007.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could utilize for this purpose. At September 30, 2008, our consolidated invested assets included $57.0 million of short-term investments, which consist primarily of fixed maturity securities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 9, 2009. We did not utilize our line of credit in the first nine months of 2008, other than to secure letters of credit utilized in our reinsurance operations. As of September 30, 2008, $.2 million of the line of credit was allocated for that purpose. We do not anticipate the need to draw on the line of credit in the foreseeable future.

Capital Resources

Capital resources demonstrate our overall financial strength and ability to raise new capital to meet our needs. At September 30, 2008 our consolidated invested assets, which are primarily comprised of fixed maturity securities, decreased $16.5 million or 0.8 percent to $2.13 billion, as compared to $2.15 billion at December 31, 2007. The decrease in invested assets we experienced this year was primarily due to a change in net unrealized appreciation of $102.5 million, which is the result of depressed market prices in our fixed maturity and equity securities, particularly our holdings of investments in financial institutions. Offsetting this decrease was an increase of $96.5 million in purchases exceeding sales, calls and maturities since December 31, 2007.

The composition of our investment portfolio at September 30, 2008 is presented in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(Dollars in Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$722,503	81.1%	$1,158,386	93.5%	$1,880,889	88.2%
Equity securities	140,676	15.8	16,771	1.4	157,447	7.4
Trading securities	7,358	0.8	—	—	7,358	0.3
Mortgage loans	—	—	7,938	0.6	7,938	0.4
Policy loans	—	—	7,647	0.6	7,647	0.4
Other long-term investments	11,801	1.3	—	—	11,801	0.6
Short-term investments	8,612	1.0	48,342	3.9	56,954	2.7

Total	$890,950	100.0%	$1,239,084	100.0%	$2,130,034	100.0%

(1) Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2008, $1,864.9 million, or 99.2 percent of our fixed maturities portfolio was classified as available-for-sale, compared to $1,812.8 million, or 98.5 percent, at December 31, 2007. We classify our remaining fixed maturity securities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of September 30, 2008 and December 31, 2007, we did not have exposure to investments in sub-prime mortgages, derivative securities or other credit enhancement vehicles. Mortgage-backed securities are limited only to those guaranteed by the U.S. Government.

The following table depicts the changes in our deferred policy acquisition costs, which is an asset on our Consolidated Balance Sheets, for the first nine months of 2008:

(Dollars in Thousands)	Property & Casualty Segment	Life Insurance Segment	Total
Deferred acquisition costs at December 31, 2007	$58,291	$70,707	$128,998
Current deferred costs	88,485	8,048	96,533
Current amortization	(88,076)	(8,960)	(97,036)
Ending unamortized deferred acquisition costs	$58,700	$69,795	$128,495
Change in “shadow” deferred acquisition costs	N/A	30,392	30,392
Recorded deferred acquisition costs at September 30, 2008	$58,700	$100,187	$158,887

Our consolidated deferred policy acquisition costs increased $29.9 million, or 23.2 percent, to $158.9 million at September 30, 2008 from December 31, 2007. Our property and casualty insurance segment’s deferred policy acquisition costs increased $.4 million, or 0.7 percent, to $58.7 million at September 30, 2008 from December 31, 2007. Our life insurance segment’s deferred policy acquisition costs increased $29.5 million, or 41.7 percent, to $100.2 million at September 30, 2008 from December 31, 2007. The life insurance segment’s deferred policy acquisition cost asset is primarily related to universal life and annuity business, which is affected by the changes in unrealized gains and losses on certain available-for-sale securities. As a result of decreases in these unrealized gains during the nine-month period ended September 30, 2008, due primarily to increasing interest rates, deferred policy acquisition costs increased by $30.4 million.

Stockholders’ Equity

Stockholders’ equity decreased from $751.5 million at December 31, 2007 to $684.2 million at September 30, 2008, a decrease of 9.0 percent. The primary decreases to stockholders’ equity included a decrease in net unrealized appreciation of $46.9 million, stockholder dividends of $12.2 million and stock repurchases of $11.9 million. At September 30, 2008, book value per common share was $25.55 compared to $27.63 at December 31, 2007.

STATUTORY AND OTHER FINANCIAL MEASURES

We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following non-GAAP financial measures are utilized in this report:

Premiums written is a measure of our overall business volume. Net premiums written are comprised of direct and assumed premiums written, net of what we are charged for reinsurance policies. Direct premiums written is the amount of premiums charged for policies issued or renewed during the period. Assumed premiums written is consideration or payment we receive in exchange for reinsurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. We report premiums written applicable to the unexpired term of a policy as unearned premium subject to reinsurance. We evaluate premiums written as a measure of business production for the period under review.

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net premiums written	$122,440	$119,527	$384,519	$384,163
Net change in unearned premium	5,870	7,665	(9,365)	(5,628)
Net change in prepaid reinsurance premium	(293)	(204)	(920)	(2,990)
Net premiums earned	$128,017	$126,988	$374,234	$375,545

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

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
ISO catastrophes (1)	$35,124	$4,610	$50,746	$9,941
Non-ISO catastrophes	1,619	179	2,376	495
Total catastrophes (1)	$36,743	$4,789	$53,122	$10,436

(1) This number does not include the $10.8 million that was incurred in the second quarter of 2008 from a lawsuit related to Hurricane Katrina.

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

Underwriting income (loss) is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses, loss settlement expenses, amortization of deferred policy acquisition costs, and other underwriting expenses. We use this financial measure in evaluating the results of our operations and to analyze the profitability of our property and casualty segment separately from our investment results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. However, we have the ability to hold fixed maturity investments to maturity. Our investment guidelines define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product, and regulatory requirements. We respond to market risk by rebalancing our existing asset portfolio and by managing the character of future investment purchases.

We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management.  In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. Our investments in mortgage securities are limited only to those guaranteed by the U.S. Government. At September 30, 2008, we did not have sub-prime mortgages, derivative securities or other credit-enhancement exposures.

While our primary market risk exposure is changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our share repurchase program, announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued at any time. On August 15, 2008, we announced an authorization by our Board of Directors to repurchase up to an additional 500,000 shares of common stock. As of September 30, 2008, we had authorization from the Board of Directors to repurchase 765,675 shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
7/1/08 – 7/31/08	237,162	$26.90	237,162	277,941
8/1/08 – 8/31/08	12,266	26.85	12,266	765,675
9/1/08 – 9/30/08	—	—	—	765,675

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

UNITED FIRE & CASUALTY COMPANY
(Registrant)
/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo President, Chief Executive Officer	Dianne M. Lyons Vice President, Chief Financial Officer and Principal Accounting Officer
October 30, 2008	October 30, 2008
(Date)	(Date)