Form 10-K
period 2008-12-31
UNITED FIRE & CASUALTY CO
filed 2009-03-02
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-34257
UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

Iowa	42-0644327

(State of Incorporation)	(IRS Employer Identification No.)
118 Second Avenue SE
PO Box 73909
Cedar Rapids, Iowa 52407-3909
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (319) 399-5700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $3.33 1/3 par value	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of February 25, 2009, 26,624,086 shares of common stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2008, was approximately $541.8 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual stockholders meeting to be held on May 20, 2009.

FORM 10-K TABLE OF CONTENTS

United Fire & Casualty Company Form 10-K   |  2008
PART I.
ITEM 1. BUSINESS
FORWARD-LOOKING INFORMATION
It is important to note that our actual results could differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
GENERAL DESCRIPTION
The terms “United Fire,” “United Fire Group,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance. We are an Iowa corporation, incorporated in January 1946. Our principal executive office is located at 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Telephone: 319-399-5700.
We report our operations in two business segments: property and casualty insurance and life insurance. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 11, “Segment Information.” All intercompany balances have been eliminated in consolidation.
Our property and casualty insurance segment includes United Fire & Casualty Company and the following companies, which United Fire & Casualty Company owns 100 percent, directly or indirectly: Addison Insurance Company, an Illinois property and casualty insurer; Lafayette Insurance Company, a Louisiana property and casualty insurer; United Fire & Indemnity Company, a Texas property and casualty insurer; American Indemnity Financial Corporation, a Delaware holding company; and Texas General Indemnity Company, a Colorado property and casualty insurer. United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by United Fire & Indemnity Company.
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
As of December 31, 2008, we employed 674 full-time employees.

United Fire & Casualty Company Form 10-K   |  2008
Available Information
United Fire Group provides free and timely access to all company reports filed with the Securities and Exchange Commission (“SEC”) in the Investor Relations section of our Web site at www.unitedfiregroup.com. Select “SEC Filings” to view the list of filings, which includes:
•	Annual reports (Form 10-K)
•	Quarterly reports (Form 10-Q)
•	Current reports (Form 8-K)
•	Amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
Our Code of Ethics is also available at www.unitedfiregroup.com in the Investor Relations section. To view it, select “Corporate Governance” and then “Code of Ethics.”
Free paper copies of any materials that we file with the SEC can also be obtained by writing to Investor Relations, United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909 or by visiting the SEC Public Reference Room, 450 Fifth Street NW, Washington, DC 20549. For information about the Public Reference Room, call the SEC at 1-800-SEC-0330.
The SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

GEOGRAPHIC DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and two regional locations: Westminster, Colorado, a suburb of Denver, and Galveston, Texas.
We are licensed as a property and casualty insurer in 43 states, primarily in the Midwest, West and South, plus the District of Columbia. We have 837 independent agencies representing us and our property and casualty insurance subsidiaries. The following table depicts the top five states for direct premiums written for our property and casualty insurance operations for 2008.

	Direct	% to Total Direct
(Dollars in Thousands)	Premium Written	Premium Written
Texas	$70,301	14.5%
Iowa	66,926	13.8
Colorado	46,763	9.7
Louisiana	42,467	8.8
Missouri	42,242	8.7

Direct Premium Written (1)	$268,699	55.5%

(1)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

United Fire & Casualty Company Form 10-K   |  2008
Our life insurance subsidiary is licensed in 28 states, primarily in the Midwest and West, and is represented by 952 independent agencies. The following table depicts the top five states for life insurance business for our life insurance operations for 2008.

		% to Total
	Direct Statutory	Direct Statutory
(Dollars in Thousands)	Premium Volume	Premium Volume
Iowa	$83,148	41.9%
Wisconsin	21,026	10.6
Nebraska	15,813	8.0
Minnesota	15,675	7.9
Illinois	15,020	7.6

Direct Statutory Premium Volume	$150,682	76.0%

(1)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.
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
COMPETITION
The property and casualty and life insurance industries are highly competitive. We compete with numerous property and casualty insurance companies in the regional and national market, many of which are substantially larger and have considerably greater financial and other resources. In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Our competitive advantages include our use of technology, knowledgeable and experienced underwriters, appropriate pricing, quality service to our policyholders and our agents, and a competitive commissions program.
Because we rely heavily on independent agencies, we utilize a profit-sharing plan as an incentive for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty agencies will receive profit-sharing payments of $7.4 million in 2009, based on business produced by the agencies in 2008.
We also encounter significant competition in all lines of life and annuity business from other life insurance companies and other providers of financial services. Our life insurance company utilizes competitive commission rates, other sales incentives and quality service to attract and maintain its relationship with independent agencies.
To enhance our ability to compete, we utilize technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders. For example, our public Web site, which provides general company and product information, includes a section accessible exclusively to our agents where they can quote new business; submit applications and change requests, report new claims and process payments electronically. Our agents can access detailed information about their policyholders’ accounts, including policy declarations, coverage forms, billing transactions and claims information. Our agents can also use our Web site to access their experience reports, review detailed information about our products, order sales literature and download our applications, questionnaires and other forms. Our surety bond agents can issue and upload contract, license and permit bonds online, submit new bid bond requests and view detailed bond information. Our life agents can quote new life policies, view the status of customers’ applications and access detailed information on our annuity, universal life, term life and whole life policies. We electronically scan and store the majority of our documents, allowing multiple users to simultaneously retrieve and view them. Additionally, we provide our policyholders secure online access to their account information. We offer a variety of online payment options for our policyholders, including payment via credit card, debit card and electronic check. We believe our investment in technology allows us to provide enhanced service to our agents, policyholders and investors.

United Fire & Casualty Company Form 10-K   |  2008
United Fire Group was named a “Top 10 Ease of Doing Business Performer” for 2008 in Deep Customer Connections Inc.’s (DCC) sixth annual Ease of Doing Business (EDB) survey. Over 7,400 independent agents and brokers assessed the performance of more than 250 property and casualty carriers as part of the survey. They rated the importance of 11 EDB factors, ranging from underwriting responsiveness and handling claims promptly to acting with the agency’s needs in mind. DCC specializes in helping property and casualty carriers achieve profitable growth by making it easy for their agents to work with them. DCC’s EDB Index® is an industry benchmark of carriers’ EDB performance.
OPERATING SEGMENTS
Incorporated by reference from Note 11. “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
REINSURANCE
Incorporated by reference from Note 5. “Reinsurance” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
RESERVES
Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses (“loss reserves”) are management’s best estimates at a given point in time of what we expect to pay for claims, based on facts, circumstances and historical trends then known.
The determination of reserves, particularly those relating to liability lines of insurance, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among others, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary, Regnier Consulting Group, to render an opinion as to the adequacy of the statutory reserves we establish. The actuarial opinion is filed in those states where we are licensed. We do not discount loss reserves based on the time value of money. However, we consider inflation in the reserving process by reviewing cost trends, loss settlement expenses, historical reserving results and likely future economic conditions. There is no material differences between our statutory reserves and those established under U.S. generally accepted accounting principles (“GAAP”). Refer to the Critical Accounting Estimates section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of our loss reserves.
The table on the following page illustrates the change in our estimate of reserves for loss and loss settlement expenses for our property and casualty companies for the years 1999 through 2007. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in all prior years that are unpaid at the end of each year, including an estimate for our incurred but not reported (“IBNR”) losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest reestimated with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

United Fire & Casualty Company Form 10-K   |  2008

(Dollars in Thousands)
Years Ended December 31,	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Gross liability for loss and loss settlement expenses	$338,243	$358,032	$363,819	$392,649	$427,047	$464,889	$620,100	$518,886	$496,083	$586,109

Ceded loss and loss settlement expenses	27,606	37,526	36,909	35,760	27,307	28,609	60,137	40,560	38,800	52,508

Net liability for loss and loss settlement expenses	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601

Cumulative net paid as of:
One year later	$97,021	$110,516	$112,546	$107,271	$100,895	$110,016	$230,455	$148,593	$140,149
Two years later	154,886	166,097	172,538	172,158	167,384	166,592	321,110	235,975
Three years later	189,730	204,792	215,002	214,307	203,861	213,144	380,294
Four years later	213,190	230,889	240,973	237,150	231,278	242,579
Five years later	231,838	245,677	252,969	253,026	250,787
Six years later	241,540	252,153	264,311	265,304
Seven years later	245,145	259,621	273,153
Eight years later	249,302	264,713
Nine years later	253,274

Net liability reestimated as of:
End of year	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601
One year later	273,706	273,469	315,854	344,590	361,153	358,796	534,998	433,125	457,831
Two years later	261,217	290,872	323,354	340,502	331,693	330,137	508,774	453,474
Three years later	273,921	300,011	321,168	324,582	317,187	319,335	538,451
Four years later	279,740	302,884	318,125	313,745	309,146	326,340
Five years later	279,653	298,428	309,033	308,304	316,227
Six years later	280,983	296,296	307,790	312,188
Seven years later	279,892	293,579	311,367
Eight years later	276,815	297,844
Nine years later	281,346

Net redundancy (deficiency)	$29,291	$22,662	$15,543	$44,701	$83,513	$109,940	$21,512	$24,852	$(548)

Net reestimated liability	$281,346	$297,844	$311,367	$312,188	$316,227	$326,340	$538,451	$453,474	$457,831
Reestimated ceded loss and loss settlement expenses	26,737	34,147	42,816	43,501	38,919	38,708	86,691	56,210	49,324

Gross reestimated liability	$308,083	$331,991	$354,183	$355,689	$355,146	$365,048	$625,142	$509,684	$507,155

Gross redundancy (deficiency)	$30,160	$26,041	$9,636	$36,960	$71,901	$99,841	$(5,042)	$9,202	$(11,072)

United Fire & Casualty Company Form 10-K   |  2008
Life Insurance Segment
The policy reserves reported in our Consolidated Financial Statements are calculated in accordance with GAAP. We calculate our reserve for annuity and universal life policy deposits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments.” We establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals. We determine reserves for statutory purposes based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. Griffith, Ballard & Company, an independent actuary, assists us in developing and analyzing our reserves on both a GAAP and statutory basis.
For further discussion of our life insurance segment’s reserves see “Critical Accounting Estimates” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
INVESTMENTS
Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Investments” and “Critical Accounting Estimates;” Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk;” and Note 1. “Significant Accounting Policies” under the headings “Investments” and “Securities Lending,” Note 2. “Summary of Investments,” and Note 3. “Fair Value of Financial Instruments,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
REGULATION
We are subject to regulation and supervision in each of the states where our insurance companies are domiciled and licensed to conduct business. State insurance department commissioners regulate such matters as licensing, standards of solvency, premium rates, policy forms, investments, security deposits, accounting policy, form and content of financial statements, reserves for unpaid loss and loss settlement expenses, reinsurance, minimum capital and surplus requirements, dividends to shareholders, periodic examinations, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.
The majority of our insurance operations are in states requiring prior approval by regulators before proposed rates for property and casualty insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Because of this regulatory constraint, it is sometimes difficult to receive an adequate premium rate for our products, which can result in unsatisfactory underwriting results. Insurance regulatory authorities also perform periodic examinations of an insurer’s market conduct and other affairs.
Despite strict oversight by state insurance regulators, insurance companies occasionally become insolvent. Each of our insurance companies are required to participate in state guaranty fund associations, whose purpose is to protect the policyholders of insolvent insurance companies. Guaranty fund associations assess solvent insurers to pay the claims of insolvent insurers. The assessments are based proportionately upon each solvent insurance company’s share of direct written premiums in the applicable state. Most state guaranty fund associations allow solvent insurers to recoup the assessments paid through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. At December 31, 2008, we had no liability for state guaranty fund assessments.

United Fire & Casualty Company Form 10-K   |  2008
State insurance regulators also establish insurance funds to provide insurance coverage to those individuals unable to obtain insurance through the voluntary insurance market. Occasionally, these funds will issue assessments to insurance companies, including us, that write business within their states. The terms of some of these assessments allow for the amounts assessed to be recovered through surcharges to policyholders applied to insurance policies written in the state over a specific time period. Therefore, we may be entitled to recoup part or all of any assessments through future surcharges to policyholders.
Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Noncompliance may cause nonconforming investments to be nonadmitted when measuring statutory capital and surplus and, in some instances, states may require us to sell the nonconforming securities. As of December 31, 2008, we were in compliance with the investment laws and regulations of all states in which our insurance companies are domiciled.
The National Association of Insurance Commissioners (“NAIC”) annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. Departure from the “usual range” on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. None of our insurance companies had four or more ratios outside the “usual range” at December 31, 2008. In addition to the financial ratios, we are also required to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2008, all of our insurance companies had capital well in excess of the required levels.
In January 2009, the NAIC took under advisement increasing the recovery time (from one year) currently allowed in the computation of deferred tax assets, which would increase the total assets and total equity reported by insurers on a statutory basis. We are not aware of any other current recommendations by the NAIC, the federal government, or other regulatory authorities in the states in which we conduct business that, if or when implemented, would have a material effect on our liquidity, capital resources or operations.
FINANCIAL STRENGTH RATING
Our financial strength, as measured by statutory accounting principles, is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders’ surplus requirements.
Our family of property and casualty insurers has received a group rating of “A” (Excellent) from A.M. Best Company (“A.M. Best”). Within the group, all of our property and casualty insurers have an “A” (Excellent) rating, except one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating from A.M. Best. According to A.M. Best, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
An insurer’s solvency rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not able to fulfill its obligations under the insurance policies it issues. The level of an insurer’s solvency rating can affect its level of premium writings, the lines of business it can write and, for insurers that are also public registrants, the market value of its shares of stock.

United Fire & Casualty Company Form 10-K   |  2008
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
Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events.
•	Our reserves for property and casualty insurance losses and costs related to settlement of property and casualty losses and our life reserves for future policy benefits may be inadequate, which would have an unfavorable impact on our financial results.
Our reserves for claims and future policy benefits may prove to be inadequate, which may result in future charges to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries. We establish property and casualty loss reserves based on assumptions and estimates of damages and liabilities incurred. Regnier Consulting Group, our independent actuary, calculates reserves for our property and casualty insurance products based on many assumptions and estimates to validate the reasonableness of our claims reserves.
Our property and casualty loss reserves are only estimates; we determine the amount of these loss reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts of benefits and claims that we will pay or the timing of payment of benefits and claims. The following factors may have a substantial impact on our future earnings:
•	The length of time between the actual occurrence of a claim and the report date of the claim.
•	The amounts of claims settlements and awards.
•	Changes in the cost of medical care, including the effect of inflation.
•	The cost of home/business repair, including the effect of inflation and the accessibility of labor and materials.
•	State regulatory requirements.
•	The judicial environment, including, but not limited to, changes in case law, the impact of jury awards and the interpretation of policy provisions.

United Fire & Casualty Company Form 10-K   |  2008
Actual losses and loss settlement expenses paid might exceed our reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we will have to increase our loss reserves and incur charges to our earnings. These charges may be material.
Griffith, Ballard & Company, our independent actuary, calculates reserves for our life insurance products based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements.
•	The cyclical nature of the property and casualty insurance business may affect our financial performance.
The financial results of companies in the property and casualty insurance industry historically have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. We expect these cycles to continue. Premium rates for property and casualty insurance are influenced by factors that are outside of our control, including market and competitive conditions and regulatory issues. Soft market conditions could require us to reduce premiums, limit premium increases, or discontinue offering one or more of our insurance products in one or more states, resulting in a reduction in our premiums written and in our profit margins and revenues. The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on the results of our operations and financial condition.
•	We are subject to interest rate fluctuations and declines in the value of investments held in our investment portfolio due to various market factors that could negatively affect our profitability.
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
In periods of increasing interest rates, we may not be able to replace our invested assets with higher-yielding assets to the extent needed to fund the higher rates we must pay with respect to our interest-sensitive products to keep them competitive. Consequently, we may have to accept a lower spread and thus lower profitability, or face a decline in sales and loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding instruments than previously available. Moreover, borrowers may prepay fixed income securities, commercial mortgages, and mortgage-backed securities in which we have invested in order to borrow at lower market rates, exacerbating this risk. Because we are entitled to reset the interest rates on our annuities only at limited, pre established intervals and because many of our policies have guaranteed interest rates, our spreads could decrease and potentially become negative.
Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us from fluctuations in interest rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (91.3 percent at December 31, 2008) of our investment portfolio in fixed income securities, including our portfolio of trading securities. The fair value of these investments generally increases or decreases in an inverse relationship with changes in interest rates. We classify the majority (99.2 percent, at December 31, 2008) of our fixed income securities as available-for-sale. We report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which would affect our stockholders’ equity.
Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, policy loans, and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. These withdrawals and terminations may also require us to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses in the current period.

United Fire & Casualty Company Form 10-K   |  2008
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
•	Financial disruption or a prolonged economic downturn may materially and adversely affect our business.
Worldwide financial markets have recently experienced extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies are experiencing reduced liquidity and uncertainty as to their ability to raise capital. In the event that these conditions persist or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in this section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investment portfolio, reinsurance arrangements, other credit exposures, emerging claims and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims. Examples of these issues include:
•	Judicial expansion of policy coverage and the impact of new theories of liability.
•	An increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claim-handling and other practices.
•	An increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions.
•	Adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.
In addition, we have been the target of a number of class action lawsuits arising from Hurricane Katrina relating to allegations of improper claims settlement practices, misrepresentations in the scope of coverage and other matters. It is difficult to predict both the ultimate outcome of these lawsuits, and the impact, if any, they will have on our business and financial condition. However, rulings adverse to us in pending litigation arising from Hurricane Katrina would likely have a material adverse effect on our financial position, as well as on our results of operations.
•	We are exposed to credit risk in certain areas of our operations.
In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables; we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.
In accordance with industry practice, when policyholders purchase insurance policies from us through independent agents and brokers, the premiums relating to those policies are often paid to the agents and brokers for payment to us. In most jurisdictions, the premiums will be deemed to have been paid to us whether or not actually received by us. Consequently, we assume a degree of credit risk associated with the amounts due from independent agents and brokers.

United Fire & Casualty Company Form 10-K   |  2008
We are exposed to credit risk through our surety insurance operations, where we guarantee to a third party that our bonded principal will satisfy certain performance obligations (e.g. a construction contract) or certain financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder.
To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk during a period of economic downturn. While we attempt to manage these risks through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. As a result, our exposure to credit risk could materially and adversely affect our results of operation and financial condition.
•	We are subject to comprehensive laws and regulations that pose particular risks to our ability to earn profits.
We are subject to extensive supervision and regulation by the states in which we operate. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is and will continue to be critical to our success and ability to earn profits.
Examples of state regulations that pose particular risks to our ability to earn profits include the following:
•	Required licensing. We, and our insurance company subsidiaries, operate under licenses issued by various state insurance agencies. If a regulatory authority were to revoke an existing license or deny or delay granting a new license, our ability to continue to sell insurance or to enter or offer new insurance products in that market would be substantially impaired.
•	Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. When our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise premium rates in the future, even if the property and casualty industry generally is not experiencing regulatory resistance to premium rate increases. If premium rate increases we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state will be substantially impaired.
•	Restrictions on cancellation, nonrenewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state, except pursuant to a plan that is approved by the state insurance department. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, the State of Louisiana has a law prohibiting the nonrenewal of homeowners policies written for longer than three years except under certain circumstances, such as for nonpayment of premium or fraud committed by the insured.
•	Risk-based capital and capital adequacy requirements. We and our insurance company subsidiaries and affiliate are subject to risk-based capital requirements (“RBC requirements”) that require us and our insurance company subsidiaries to report our results of risk-based capital calculations to state insurance departments and the NAIC. Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.
•	Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliate generally must be disclosed to, and in some cases approved by, state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

United Fire & Casualty Company Form 10-K   |  2008
•	Required participation in guaranty funds and assigned risk pools. Certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations; or the insurer is required to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired premium rates, possibly leading to an unacceptable return on equity. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and our ability to recoup these assessments through adequate premium rate increases may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period, due to the ultimate timing of the assessments and recoupments or premium rate increases. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These state funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.
•	Restrictions on the amount, type, nature, quality and concentration of investments. The various states in which we operate have certain restrictions on the amount, type, nature, quality and concentration of our investments. Generally speaking, these regulations require us to be conservative in the nature and quality of our investments and restrict our ability to invest in riskier, but often higher yield investments. These restrictions may make it more difficult for us to obtain our desired investment results.
•	Required methods of accounting. Statutory accounting principles imposed upon us by state insurance departments tend to be more conservative in nature than GAAP.
•	State and federal tax laws. Under current federal and state income tax law, our life insurance and annuity products receive favorable tax treatment. This favorable treatment may give these products a competitive advantage over other noninsurance products. Congress, from time to time, considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products, making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.
•	Periodic financial and market conduct examinations. We are subject to periodic financial and market conduct examinations by the insurance departments in the various states in which we operate. Generally speaking, it is only states in which we have a company incorporated. Occasionally, however, we are examined by states in which we do not have a company incorporated. The costs of these examinations are borne by us and in any given year may contribute to our administrative expenses.
Compliance with these state laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely premium rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets and otherwise continue to operate our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.
•	Unauthorized data access and other security breaches could have an adverse impact on our business and reputation.
Security breaches and other improper accessing of data in our facilities, networks or databases of ours or our vendors could result in loss or theft of data and information or systems’ interruptions that may expose us to liability and have an adverse impact on our business. Moreover, any compromise of the security of our data could harm our reputation and business. There can be no assurances that we will be able to implement security measures adequate to prevent every security breach.

United Fire & Casualty Company Form 10-K   |  2008
•	A reduction in our financial strength ratings could adversely affect our business and financial condition.
Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best since 1994 (except for one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable)). Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. Our property and casualty companies are rated on a group basis. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and credit quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, many of our agencies and insureds have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best ratings below “A-” would prevent us from issuing policies to a majority of our insureds or other potential insureds with similar ratings requirements. In addition, a ratings downgrade for our property and casualty insurers by A.M. Best below “A” would constitute an event of default under our credit facility.
•	Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all.
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliate underwrite. The availability and cost of reinsurance is subject to market conditions that are beyond our control. The availability and cost of the reinsurance we purchase may affect the level of our business and profitability. Although we purposely work with several reinsurance intermediaries and reinsurers, we may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable premium rates. Moreover, there may be a situation in which we have more than two catastrophic events within one policy year. Because our current catastrophe reinsurance program only allows for one automatic reinstatement at an additional reinstatement premium, we would be required to obtain a new catastrophe reinsurance policy to maintain our current level of catastrophe reinsurance coverage. Such coverage may be difficult to obtain, particularly if it is necessary to do so during hurricane season following the second catastrophe. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk will increase or, if we are unwilling to bear an increase in net risk exposures, we will have to reduce the amount of risk we underwrite.
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
The following states provided 55.5 percent of the direct premium volume for the property and casualty insurance segment in 2008: Texas (14.5 percent), Iowa (13.8 percent), Colorado (9.7 percent), Louisiana (8.8 percent) and Missouri (8.7 percent). The following states provided 76.0 percent of the direct statutory premium volume for the life insurance segment in 2008: Iowa (41.9 percent), Wisconsin (10.6 percent), Nebraska (8.0 percent), Minnesota (7.9 percent) and Illinois (7.6 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.

United Fire & Casualty Company Form 10-K   |  2008
•	We face significant competitive pressures in our business that could cause demand for our products to fall and reduce our revenue and profitability.
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
•	Our business depends on the uninterrupted operations of our facilities, systems and business functions.
Our business depends on our employees’ ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions.
Risks Relating to Our Common Stock
•	As an insurance company, our ability to pay dividends is restricted by state law.
We are an insurance company domiciled in the State of Iowa and, as a result, we are subject to Iowa insurance laws restricting our ability to pay dividends to our stockholders, including laws establishing minimum solvency and liquidity standards and laws that prohibit us from paying dividends except from the earned profits arising from our business. Our ability to pay dividends also depends upon the statutory capital and surplus levels and earnings of our subsidiary insurance companies and the ability of our subsidiary insurance companies to pay dividends to us. Payments of dividends by our subsidiary insurance companies are restricted by state insurance laws similar to those laws that restrict our payment of dividends. As a result of these restrictions, at times we may not be able to pay dividends on our common stock, or we may be required to seek prior approval from the applicable regulatory authority before we can pay any such dividends. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.
•	The price of our common stock may be volatile.
The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:
•	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results.

•	Investor perceptions of the insurance industry in general and our company in particular.

•	Market conditions in the insurance industry and any significant volatility in the market.

•	Major catastrophic events.

•	Departure of our key personnel.

United Fire & Casualty Company Form 10-K   |  2008
•	Certain provisions of our organizational documents, as well as applicable insurance laws, could impede an attempt to replace or remove our management, prevent the sale of our company or prevent or frustrate any attempt by stockholders to change the direction of our company, each of which could diminish the value of our common stock.
Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of our company that, in either case, stockholders might consider being in their best interests. For example:
•	Our Board of Directors is divided into three classes. At any annual meeting of our stockholders, our stockholders have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual stockholder meetings to effect a change in control of our Board of Directors.
•	Our articles of incorporation limit rights of stockholders to call special meetings of stockholders.
•	Our articles of incorporation set the minimum number of directors constituting the entire Board of Directors at nine and the maximum at 15, and they require approval of holders of two-thirds of all outstanding shares to amend these provisions.
•	Our articles of incorporation require the affirmative vote of two-thirds of all outstanding shares to approve any plan of merger, consolidation, or sale or exchange of all, or substantially all, of our assets.
•	Our Board of Directors may fill vacancies on the Board of Directors.
•	Our Board of Directors has the authority, without further approval of our stockholders, to issue “blank check” preferred shares having such rights, preferences and privileges as the Board of Directors may determine.
•	Section 490.1110 of the Iowa Business Corporation Act imposes restrictions on mergers and other business combinations between us and any holder of 10.0 percent or more of our common stock.
•	Section 490.624A of the Iowa Business Corporation Act authorizes the terms and conditions of stock rights or options issued by us to include restrictions or conditions that preclude or limit the exercise, transfer, or receipt of such rights or options by a person, or group of persons, owning or offering to acquire a specified number or percentage of the outstanding common shares or other securities of the corporation.
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
Based upon the number of shares of our common stock outstanding as of December 31, 2008, our largest stockholder will have a beneficial interest in, and the power to vote or control the disposition of, approximately 13.6 percent of our issued and outstanding common stock. He is in a position to strongly influence the outcome of substantially all corporate actions requiring stockholder approval, including mergers involving our company, sales of all, or substantially all, of our assets and the adoption of amendments to our articles of incorporation. Also, he may have interests different from, or adverse to, those of our other stockholders.

United Fire & Casualty Company Form 10-K   |  2008
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own three buildings: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 5.7 percent of the building’s square footage) is leased to tenants, and related parking facilities in Cedar Rapids, Iowa, that we use as our corporate headquarters. All three buildings are connected by a skywalk system. We previously leased a portion of the building located at 109 Second Street SE in Cedar Rapids, Iowa as reported in our 2007 Form 10-K. Following the significant flooding of Cedar Rapids in June 2008 we took the opportunity to purchase and renovate the building. The first floors and basements of our three owned buildings in Cedar Rapids, Iowa have undergone extensive reconstruction due to the flood.
Our regional locations in Westminster, Colorado, and Galveston, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space. Due to Hurricane Ike, our leased office space in Galveston, Texas was damaged and is currently undergoing renovation. We are temporarily leasing office space in a suburb of Houston, Texas for our Gulf Coast Regional Office to conduct business.
The following table shows a brief description of our owned and leased office space. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our leased and owned facilities.

		Owned or	Lease
Location	Utilized by	Leased	Expiration Date
Corporate Headquarters —
Cedar Rapids, Iowa (118 Second Avenue SE)	Corporate Administration, Property and Casualty Segment	Owned	N/A
Cedar Rapids, Iowa (119 Second Avenue SE)	Corporate Administration, Life Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (109 Second Street SE)	Corporate Administration	Owned	N/A
Denver Regional Office — Westminster, Colorado	Property and Casualty Segment	Leased	June 30, 2015
Gulf Coast Regional Office — Galveston, Texas	Property and Casualty Segment	Leased	November 30, 2014
Gulf Coast Regional Office — Temporary office in a suburb of Houston, Texas	Property and Casualty Segment	Leased	Open Ended
New Orleans Claims Office — Metairie, Louisiana	Property and Casualty Segment	Leased	September 30, 2009

United Fire & Casualty Company Form 10-K   |  2008
ITEM 3. LEGAL PROCEEDINGS
Incorporated by reference from Note 1. “Significant Accounting Policies” under the heading “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Holders
United Fire’s common stock is traded on The NASDAQ Stock Market LLC under the symbol UFCS. On February 1, 2009, there were 904 holders of record of United Fire common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive Proxy Statement for our annual meeting of shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days after the end of our fiscal year (the “2009 Proxy Statement”) and is incorporated herein by reference.
Dividends
Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. We have paid dividends every quarter since March 1968. The table in the following section shows the quarterly cash dividends declared in 2008 and 2007. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions.
State law permits the payment of dividends only from statutory accumulated earned profits arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the normal course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to similar state law restrictions on dividends. Additional information about these restrictions is incorporated by reference from Note 7. “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire & Casualty Company Form 10-K   |  2008
Market Information
The following table sets forth the high and low bid quotations for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Share Price		Cash Dividends
	High	Low	Declared
2008
Quarter Ended:
March 31	$39.27	$27.86	$0.15
June 30	39.19	26.93	0.15
September 30	36.07	25.25	0.15
December 31	31.60	13.09	0.15

2007
Quarter Ended:
March 31	$36.65	$32.57	$0.135
June 30	40.18	34.27	0.135
September 30	43.31	33.19	0.135
December 31	42.99	28.41	0.15
Issuer Purchases of Equity Securities
Under our share repurchase program, announced in August 2007, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases are at our discretion and depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing company stock on the open market if (a) the trading price on The NASDAQ Stock Market LLC drops below 130.0 percent of its book value, (b) sufficient excess capital is available to purchase the stock, and (c) we are optimistic about future market trends. The following table shows the authorizations and stock repurchases made during the fourth quarter. For a more detailed discussion of our stock repurchase plan, refer to the “Executive Summary” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total		as a Part of	Yet be Purchased
	Number of Shares	Average Price	Publicly Announced	Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs
10/1/08 – 10/31/08	76,900	$20.39	76,900	688,775
11/1/08 – 11/30/08	79,900	16.41	79,900	608,875
12/1/08 – 12/31/08	—	—	—	608,875

United Fire & Casualty Company Form 10-K   |  2008
United Fire & Casualty Company Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 2003, and reinvestment of dividends.
The following table shows the data used in the Total Return Performance graph above.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Fire & Casualty Company	$100.00	$169.60	$206.03	$182.08	$152.87	$166.61
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL P&C Insurance	100.00	109.61	119.82	139.67	150.81	116.73
SNL Insurance	100.00	115.43	135.02	148.40	149.33	79.72

United Fire & Casualty Company Form 10-K   |  2008
ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Data)
Years Ended December 31	2008	2007	2006	2005	2004
Total assets	$2,687,130	$2,760,554	$2,776,067	$2,721,924	$2,570,387
Book value	24.10	27.63	24.62	21.20	22.46
Repurchase of United Fire common stock	14,817	16,078	—	—	—
Redeemable preferred stock	—	—	—	—	65,789

Revenues
Net premiums written (1)	496,897	501,849	509,669	487,627	491,099
Net premiums earned	503,375	505,763	503,122	495,516	492,291
Investment income, net of investment expenses	107,577	122,439	121,981	118,847	111,474
Realized investment gains (losses)	(10,383)	9,670	9,965	4,540	4,060
Other income	880	654	532	702	300
Future policy benefits and losses, claims and loss settlement expenses:
Property and casualty insurance	586,109	496,083	518,886	620,100	464,889
Life insurance	1,167,665	1,184,977	1,233,342	1,285,635	1,255,708

Net income (loss)	(13,064)	111,392	88,085	9,044	78,817

Preferred stock dividends and accretions	—	—	—	4,106	4,742
Basic earnings (loss) per common share	(0.48)	4.04	3.37	0.22	3.68
Diluted earnings (loss) per common share	(0.48)	4.03	3.36	0.22	3.34

Combined ratio	113.9%	81.3%	87.9%	111.3%	85.3%
Cash dividends declared per common share	0.60	0.555	0.495	0.48	0.42

(1)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.
The selected financial data herein has been derived from the consolidated financial statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data.” The 2004 amounts reflect the retroactive effects of our December 15, 2004, one-for-one stock dividend.

United Fire & Casualty Company Form 10-K   |  2008

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are:
•	The adequacy of our loss reserves established for Hurricane Katrina, which are based on management estimates.
•	Developments in domestic and global financial markets that could affect our investment portfolio and financing plans.
•	Additional government and NASDAQ policies relating to corporate governance, and the cost to comply.
•	Changing rates of inflation.
•	The valuation of invested assets.
•	The valuation of pension and other postretirement benefit obligations.
•	The calculation and recovery of deferred policy acquisition costs.
•	The ability to maintain and safeguard the security of our data.
•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.
•	Our relationship with our reinsurers.
•	Our relationship with our agents.
•	The pricing of our products.
•	The adequacy of the reinsurance coverage that we purchase.
These are representative of the risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A “Risk Factors” of this document.

United Fire & Casualty Company Form 10-K   |  2008
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Consolidated Results of Operations	(Dollars in Thousands)			% Change
Years ended December 31	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues
Net premiums earned	$503,375	$505,763	$503,122	-0.5%	0.5%
Investment income, net	107,577	122,439	121,981	-12.1	0.4
Realized investment gains (losses)	(10,383)	9,670	9,965	-207.4	-3.0
Other income	880	654	532	34.6	22.9

Total Revenues	$601,449	$638,526	$635,600	-5.8%	0.5%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$406,640	$260,714	$292,789	56.0%	-11.0%
Increase in liability for future policy benefits	23,156	15,666	19,737	47.8	-20.6
Amortization of deferred policy acquisition costs	129,158	136,805	126,898	-5.6	7.8
Other underwriting expenses	28,252	22,918	21,525	23.3	6.5
Disaster charges and other related expenses	7,202	—	—	N/A	N/A
Interest on policyholders’ accounts	40,177	43,089	49,159	-6.8	-12.3

Total Benefits, Losses and Expenses	$634,585	$479,192	$510,108	32.4%	-6.1%

Income (loss) before income taxes	$(33,136)	$159,334	$125,492	-120.8%	27.0%
Federal income tax expense (benefit)	(20,072)	47,942	37,407	-141.9	28.2

Net Income (Loss)	$(13,064)	$111,392	$88,085	-111.7%	26.5%

Basic earnings (loss) per share	$(0.48)	$4.04	$3.37	-111.9%	19.9%
Diluted earnings (loss) per share	(0.48)	4.03	3.36	-111.9	19.9
Executive Summary
We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty business is generated in Iowa, Texas, Colorado, Louisiana and Missouri. Approximately three-fourths of our life insurance business is generated in Iowa, Minnesota, Wisconsin, Nebraska and Illinois.
We conduct our operations through two distinct segments: property and casualty insurance and life insurance. We manage these segments separately because they generally do not share the same customer base, and they each have different pricing and expense structures. We evaluate each of our segment’s profits based upon operating and investment results. Segment profit or loss described in the following sections of Management’s Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part II, Item 8, Note 11 “Segment Information” to the Consolidated Financial Statements.
Our revenue is primarily comprised of premiums and investment income. Major categories of expenses include losses and loss settlement expenses, changes in reserves for future policy benefits, operating expenses and interest on policyholders’ accounts. Through disciplined underwriting and strong agency relationships, we have traditionally emphasized writing good business at an adequate price, preferring quality to volume. Our goal of consistent profitability is supported by these business strategies.
Our premium written is cyclical in nature and is influenced by many factors, including price competition, economic conditions, interest rates, weather-related events and other catastrophes including natural disasters (e.g. hurricanes and tornados) and man-made disasters, state regulations, court decisions and changes in the law.

United Fire & Casualty Company Form 10-K   |  2008
Over the past three years, our commercial lines of business have accounted for over 90 percent of premium revenue. We anticipate that our current composition of commercial lines and personal lines business will not change materially during the coming year.
In 2008, we had a net loss of $13.1 million, compared to net income of $111.4 million in 2007 and $88.1 million in 2006. The substantial deterioration of our underwriting and overall financial results in 2008 can be attributed to a significant increase in catastrophe losses and the deterioration of the performance of our core book of business. In 2008, we experienced catastrophe losses from 34 events totaling $76.1 million, or $1.83 per share, compared to 18 catastrophic loss events in 2007 totaling $14.1 million, or $.33 per share and 16 catastrophic loss events in 2006 totaling $59.8 million or $1.49 per share. In our core book of business we experienced an increase in loss ratios due to both an increase in severity and continued premium pressure. The combination of these factors had a significant impact on our overall performance. In addition, net investment income declined by $14.9 million to $107.6 million in 2008. This is attributable to lower market interest rates, primarily in short-term investments. Also contributing to this decline was a loss in investment income of $4.5 million due to the performance of our investment in certain limited liability partnership holdings. Further impacting our net income was the other-than-temporary impairment of investment securities totaling $9.9 million in 2008, compared to $.1 in 2007 and $.4 million in 2006.
On June 6, 2008, we received notice of an adverse decision by a Federal Court jury in New Orleans, Louisiana in a lawsuit related to Hurricane Katrina. We are appealing the jury’s decision, which according to Louisiana law required us to place $29.0 million on deposit with the State of Louisiana. We recorded a net loss after reinsurance of $10.8 million ($7.0 million after-tax) related to this decision. We continue to settle lawsuits related to Hurricane Katrina and, as of December 31, 2008, we have in excess of 420 individual policyholder cases as well as 11 class-action lawsuits pending. Refer to Note 1. “Significant Accounting Policies” under the heading “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.” for a further discussion of the current status of our ongoing Hurricane Katrina litigation and its potential impact to our operations.
The performance of our underlying book of property and casualty business deteriorated some in 2008, driven by an escalation in loss severity and a continuation of flat or falling premium rates. Excluding catastrophes our average incurred claim size was $8,444 in 2008, $6,452 in 2007 and $5,503 in 2006. Although we feel well positioned to withstand the current market conditions, as we have always competed on our products and services rather than on price, we are making some modifications to our underwriting guidelines in 2009 and expanding the use of our loss control unit, eliminating certain unprofitable classes of business and enhancing our predictive analysis tools.
On June 11, 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa, that caused extensive damage to the first and lower levels of our buildings. Our disaster recovery plan was effective in allowing us to access and restore all of our major automated processing systems within 24 hours of the flood. We were also able to have a temporary office for more than 200 employees up and running within one week. Other employees were able to remotely access our systems and work from home. Despite a few minor technical issues, we were able to maintain our book of business and actively process new business during the 11 weeks that employees were displaced from our corporate headquarters. Reconstruction of those areas of our corporate headquarters affected by the flood continues on schedule and we expect these efforts to be completed during the first quarter of 2009.
We recorded $6.8 million of flood-related expenses, net of insurance, in 2008, which primarily relates to costs incurred to clean up and restore our buildings and their contents, and we anticipate incurring additional expenses for reconstruction and other related costs in 2009. We believe that any additional costs to be incurred would be minimal and immaterial to our results of operations. A portion of these costs may be subject to recovery. We have received insurance reimbursements totaling $3.1 million, which have offset the expenses incurred through December 31, 2008. Since December 31, 2008 we have received an additional $1.0 million in insurance recoveries.
On September 1, 2008, Hurricane Gustav made landfall along the Louisiana coast near Cocodrie, Louisiana. On September 13, 2008, Hurricane Ike made landfall in Galveston, Texas. Hurricanes Gustav and Ike together were considerable financial events for us, resulting in more than $36.0 million in incurred losses and loss settlement expenses during 2008. These hurricanes made fairly direct hits on two of our three largest Gulf Coast exposures that we monitor — the southeastern Louisiana and Galveston-Houston areas. We do not expect that further development on our losses from Hurricane Gustav will require us to utilize our catastrophe reinsurance coverage, which has a loss retention limit of $20.0 million. We are encouraged that the losses for Hurricane Ike, which have exceeded our catastrophe reinsurance loss retention, will not have a material impact on our future results of operations as any further development will be ceded under our catastrophe reinsurance coverage.

United Fire & Casualty Company Form 10-K   |  2008
We were directly affected by Hurricanes Gustav and Ike. Due to Hurricane Gustav, our New Orleans claims office in Metairie, Louisiana was closed for three days. Due to Hurricane Ike, our Gulf Coast regional office in Galveston, Texas closed for three weeks before reopening in a temporary facility in a suburb of Houston, Texas. As with the flooding in Cedar Rapids, our disaster recovery plan for these offices performed as expected, allowing our employees to access our major automated processing systems quickly and efficiently. We recorded $.4 million of hurricane-related expenses in 2008, which primarily relates to costs incurred to remove damaged contents from the affected areas and establish a temporary facility for our Gulf Coast regional office. We anticipate incurring additional expenses for the clean-up and restoration of the affected areas and other related costs in 2009. A portion of these costs will be subject to recovery under our insurance. As of December 31, 2008, no such recovery has been recorded against the expenses incurred.
This has been a difficult year for our company, but with the support of our employees and customers, we have been able to meet the challenges created by these natural disasters with almost no disruption in service to our agents and policyholders. Our overall disaster preparedness allowed us to continue to settle claims, process new business and service existing accounts despite the temporary office closings. For the most part it was business as usual for our customers despite these natural disasters.
The stable results and steady income produced by our life insurance segment has historically helped offset the volatility of our property and casualty insurance earnings that occurs due to the cyclical nature and weather patterns of the property and casualty insurance business. In order to maintain profitability within our life insurance segment we continue to diversify our product offerings in response to industry needs. Our new universal life product, introduced in 2007, has been well received by those agents accustomed to marketing universal life policies. Small- to mid-size employer groups have been our target market to date. In 2009 we plan to expand our target market with the goal of enrolling 100 new small- to mid-size employer groups. During 2008 we continued to see annuity withdrawals exceed new annuity deposits — although at a slower pace than experienced during 2007 and 2006. We will continue to monitor annuity withdrawals closely to determine if future interest rate adjustments are necessary. The current interest rate environment presents a challenge to maintaining a profitable interest rate spread for our annuity business. Although our life insurance segment had a good year operationally, nearly all of its income was lost to realized investment losses of $12.3 million in 2008 (primarily due to write-downs of Kaupthing Bank and Lehman Brothers fixed maturity securities), compared to realized investment gains of $2.6 million in 2007 and $3.0 million in 2006.
The global investment markets have experienced extraordinary volatility in 2008, especially in the last six months of the year. We have been impacted by this volatility, with our available-for-sale fixed maturity securities and our equity securities generating an unrealized loss of $128.6 million for 2008 compared to an unrealized loss of $8.4 million for 2007 and an unrealized gain of $1.7 million for 2006. We are committed to a general buy-and- hold philosophy in relationship to our investment portfolio, with the ability and intention of holding our investments to maturity or until a recovery in value occurs. Despite the calamities of the past year, we remain in a strong capital position, with less than a 15 percent decline in our stockholders’ equity from 2007 to 2008.
In August 2007, our Board of Directors authorized a share repurchase program with an initial authorization of 600,000 shares. This was added to our existing blanket repurchase authorization of 87,167 shares that remained from a previous authorization to repurchase shares. Following the program’s adoption in 2007, the Board of Directors increased the repurchase authorization by 500,000 shares in both February 2008 and August 2008, respectively. Under this share repurchase program, management may purchase our common stock from time to time through open market or privately negotiated transactions. In determining the amount and timing of stock repurchases, management considers many factors including the price of our common stock, general market and economic conditions, other corporate uses for capital and regulatory requirements. The share repurchase program expires on August 17, 2009 unless further extended by the Board of Directors, but the Board of Directors may modify or discontinue the program at any time. Since inception, we have repurchased a total of 1,078,292 shares of our common stock at an average stock price of $28.65 per share. During 2008, we repurchased 580,792 shares of our common stock at an average stock price of $25.51 and returned them to the status of authorized but unissued shares. As of December 31, 2008, our remaining repurchase authorization is 608,875 shares. We are faced with the challenge of balancing the capital adequacy requirements established by A.M. Best with market expectations regarding returns on equity investment. For a more detailed accounting of the shares repurchased under this program in the fourth quarter of 2008, refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

United Fire & Casualty Company Form 10-K   |  2008
Our policy has been to pay quarterly cash dividends, and we intend to continue that policy. We have paid dividends every quarter since March 1968. Payment of any future dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. For a more detailed accounting of dividends paid during 2008 and 2007, refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
We employ a multi-disciplinary approach to risk identification and evaluation — from claims to underwriting to financial to investments. Members of our ERM committee include our Chief Executive Officer, Chief Financial Officer, Executive Vice President, Vice President of Claims, Vice President of Corporate Underwriting, Chief Investment Officer and Vice President/Chief Operating Officer of our life insurance subsidiary (United Life Insurance Company), as well as United Life Insurance Company’s independent actuary. This committee meets on a quarterly basis with two members of our Board of Directors to oversee our risk management process and to implement risk management strategies.
During its meetings, the ERM committee discusses the risks that our company faces, as well as the controls that are in place to mitigate those risks. These are not new ideas — management has actively and successfully managed risks throughout our company’s history. Collectively, the committee has identified two broad categories of risk faced by our company — insurance risk and operational risk. Types of insurance risks generally include, but are not limited to, those risks associated with catastrophes, geographical concentrations of property insured, business mix, underwriting practices, loss reserving practices, policy pricing, and the actions of our competitors. Types of operational risks we face generally include, but are not limited to, those risks associated with business continuity planning, information technology, executive succession planning, regulatory and legal compliance, diversification and quality of investments and the application of accounting policies and procedures.
ERM issues are discussed both during our quarterly Board of Directors meetings and at our semi-annual managers meetings. At these meetings, directors and managers are updated on ERM issues and the ongoing efforts of the ERM committee. The work of our ERM committee has led to the development of new tools designed to aid in the evaluation and mitigation of underwriting risks.
One of the most significant risks in our business is our exposure to catastrophic events. We use various analyses and methods, including computer modeling techniques, to analyze catastrophic events and the risks associated with them. We use these analyses and methods as tools to make underwriting and reinsurance decisions designed to manage our exposure to catastrophic events.
As part of our risk management process, we use third-party proprietary computer modeling of windstorm/hail, hurricane and earthquake events, to aid in estimating the likelihood that the loss from a single event occurring in a one-year timeframe will equal or exceed a particular amount.

United Fire & Casualty Company Form 10-K   |  2008
Catastrophe modeling requires a significant amount of judgment and a number of assumptions and relies upon inputs based on experience, science, engineering and history. As a result, such models may fail to account for risks that are outside of the range of normal probability or that are otherwise unforeseeable. Consequently, catastrophe modeling estimates are subject to significant uncertainty. In addition, more than one such event could occur in any period.
There are no industry-standard methodologies or assumptions for projecting catastrophe exposure. Accordingly, catastrophe estimates provided by different insurers may not be comparable.
Property and Casualty Insurance Segment

Property & Casualty Segment Results of Operations
(Dollars in Thousands)				% Change
Years ended December 31	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net premiums written (1)	$459,571	$470,402	$476,402	-2.3%	-1.3%

Net premiums earned	$465,581	$473,134	$467,031	-1.6%	1.3%
Loss and loss settlement expenses	393,349	245,845	278,504	60.0	-11.7
Amortization of deferred policy acquisition costs	117,590	123,420	118,756	-4.7	3.9
Other underwriting expenses	19,146	15,378	13,269	24.5	15.9

Underwriting income (loss)	$(64,504)	$88,491	$56,502	-172.9%	56.6%

Investment income, net	$33,452	$43,363	$40,225	-22.9%	7.8%
Realized investment gains	1,879	7,099	6,986	-73.5	1.6
Other income (loss)	(55)	59	(108)	N/A	N/A
Disaster charges and other related expenses	7,202	—	—	N/A	N/A

Income (loss) before income taxes	$(36,430)	$139,012	$103,605	-126.2%	34.2%

(1)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

United Fire & Casualty Company Form 10-K   |  2008

Combined Ratio (GAAP Basis)				Increase (Decrease) in Ratios
Years ended December 31	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Loss ratio	84.5%	52.0%	59.6%	32.5%	-7.6%
Expense ratio (1)	29.4	29.3	28.3	0.1	1.0

Combined ratio (2)	113.9%	81.3%	87.9%	32.6%	-6.6%
Combined ratio (without catastrophes) (2)	97.6	78.3	75.1	19.3	3.2

Combined Ratio (Statutory Basis)				Increase (Decrease) in Ratios
Years ended December 31	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Loss ratio	84.6%	52.4%	60.2%	32.2%	-7.8%
Expense ratio (1)	28.8	29.7	29.5	-0.9	0.2

Combined ratio (2)	113.4%	82.1%	89.7%	31.3%	-7.6%
Combined ratio (without catastrophes) (2)	97.1	79.1	76.9	18.0	2.2

Combined Ratio — Industry (Statutory Basis)(3)				Increase (Decrease) in Ratios
Years ended December 31	2008 (3)	2007	2006	2008 vs. 2007	2007 vs. 2006
Loss ratio	64.9%	55.8%	53.4%	9.1%	2.4%
Expense ratio (1)	39.8	39.8	39.0	0.0	0.8

Combined ratio (2)	104.7%	95.6%	92.4%	9.1%	3.2%
Combined ratio (without catastrophes) (2)	99.7	94.1	90.3	5.6	3.8

(1)	Includes policyholder dividends.

(2)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

(3)	A.M. Best. Company estimate.
Our property and casualty insurance segment reported a pre-tax loss of $36.4 million in 2008, compared to pre-tax income of $139.0 million in 2007 and $103.6 million in 2006. The deterioration in our 2008 results, compared to 2007 and 2006, was primarily due to the significant number of catastrophe losses we experienced in 2008. The financial impact from these catastrophes was realized largely on our commercial property line of business. Also contributing to the decline was an increase in the severity of non-catastrophe losses and the impact of competitive market conditions on pricing.
Premiums
The following table shows our premiums written and earned for 2008, 2007 and 2006.

				% Change
(Dollars in Thousands)				2008	2007
Years ended December 31	2008	2007	2006	vs. 2007	vs. 2006
Direct premiums written	$484,038	$494,541	$504,420	-2.1%	-2.0%
Assumed premiums written	12,660	16,907	19,000	-25.1	-11.0
Ceded premiums written	(37,127)	(41,046)	(47,018)	-9.5	-12.7

Net premiums written (1)	$459,571	$470,402	$476,402	-2.3%	-1.3%
Net premiums earned	465,581	473,134	467,031	-1.6	1.3

(1)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.
Direct premiums written is the total policy premiums, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance segment. Assumed premiums written is the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Net premiums earned are recognized over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.

United Fire & Casualty Company Form 10-K   |  2008
The decline in our net premiums written between years is attributable to reduced premium rates from increased competition in the insurance marketplace as well as the nonrenewal of business that does not meet our underwriting standards. According to industry estimates provided by A.M. Best, the property and casualty industry as a whole is expecting to see net premiums written decline by 0.8 percent in 2008 as compared to 2007.
In 2008, the property and casualty insurance industry experienced the fourth year of soft market conditions, characterized by increased competition and pricing pressure, particularly on mid-size and large commercial accounts. During 2007 and 2008, despite the soft market conditions, our retention rates have remained high. We attribute this success to our relationships with our agents, a superior level of customer service, automation and our products. We feel the property and casualty insurance market is at or near the bottom of the current market cycle and we anticipate that prices will begin to firm sometime in 2009. With the approval of recent low single-digit percentage rate level increases in the fourth quarter of 2008, we believe we are well positioned to take advantage of and benefit from hardening in the market, when it occurs. However, if soft market conditions continue through 2009, we may see a decline in policy retention and further reductions in net premiums written.
In 2008, we implemented a program of new underwriting tools that we anticipate will contribute to the profitability of the workers’ compensation line of business. Also in 2008, as part of a continued commitment to grow our book of business, we appointed 24 new independent agents to promote and sell our products, bringing our total number of property and casualty agents to 837. On December 1, 2008, we began marketing our commercial insurance in the state of Montana, and we will begin offering our personal insurance in that state in mid-2009. To date, we have appointed one new Montana agency with five locations in the state, with plans to appoint additional agents in the near future. Also in 2009, we are working to revamp our business owner’s coverage program and enhance our commercial property underwriting through enhanced geocoding, loss modeling and address-specific hazard data.
As of December 31, 2008 we have only five active contracts in our assumed reinsurance business and a number of assumed reinsurance contracts that are in run-off. Late in 2006, we made the decision to cancel one of our largest remaining assumed contracts. This decision was made in response to the loss of available reinsurance protection, leaving us with a larger percentage of the total exposure than we were comfortable with. As a result of this decision, through 2008 our assumed premium writings were down 33.4 percent as compared to 2006 levels.
Net premiums earned are decreased by ceded premiums that we pay to reinsurers. In 2006, premium rates for our catastrophe and excess of loss reinsurance increased substantially from premium rates previously charged because of the significant losses incurred by reinsurers as a result of Hurricane Katrina and other catastrophes. Pricing of ceded reinsurance did not increase materially in 2007 or 2008. The reduction in ceded premiums written in 2007 and 2008 was due to the lower level of direct premiums written in each of those years. We anticipate that if the higher than normal catastrophe activity experienced by many insurers in 2008 continues into 2009, reinsurance pricing will increase in 2010.
Catastrophe Losses
In the five years prior to 2006, our net catastrophe losses incurred each year (excluding losses from Hurricane Katrina) averaged approximately $20.1 million. In 2006, our catastrophe losses totaled $59.8 million, with $31.7 million related to Hurricane Katrina development. In 2007, we incurred $14.1 million in catastrophe losses, with $6.3 million from Hurricane Katrina. In 2008, we incurred $76.1 million in catastrophe losses, with $15.8 million from Hurricane Katrina (not including a $10.8 million judgment, currently under appeal, net of reinsurance, which was entered into and incurred in 2008). In 2008, we experienced our second highest year for catastrophe losses in the past decade, with losses from 34 catastrophe events. Our largest losses during 2008 were related to Hurricane Ike ($20.2 million) and Hurricane Gustav ($15.8 million). During the fourth quarter of 2008, our losses from Hurricane Ike surpassed our catastrophe reinsurance loss retention limits. As a result, we recorded a reinsurance recoverable of $2.4 million related to Hurricane Ike through December 31, 2008.

United Fire & Casualty Company Form 10-K   |  2008
In the months following Hurricane Katrina, we made the decision to reduce our property exposures along the Gulf Coast. Due to regulatory constraints, we were required to wait until 2007 to initiate our plan. Through 2008, we have exceeded our goal of reducing our property exposures in Louisiana, reducing the exposure by over one-third. Our planned reduction has also reduced our estimated 100-year maximum probable loss by over 50 percent. To maintain profitability of our remaining Gulf Coast business, we have employed portfolio optimizing techniques (i.e., proximity to the coast, type of construction, the reduction of geographic risk concentration and higher deductibles) to reduce the impact of any one future catastrophe. As an example of the effectiveness of our risk-reduction efforts, we estimate that we incurred $12.8 million less in losses related to Hurricane Gustav than we would have if we had not undertaken these measures. In an effort to reduce our exposure to future catastrophes, over the last several years we have also increased our reinsurance limit from $125.0 million in 2005 to $200.0 million in 2008.
Non-Catastrophe Losses
As discussed in more detail elsewhere in this Management’s Discussion and Analysis section, we continue to experience the effects of soft market conditions within the insurance industry. These conditions have led to downward pressure on premium rates, particularly for mid-size to large commercial accounts. At the same time, during 2008 we experienced an unexpected increase in loss severity compared to prior years, while frequency of reported losses remained relatively stable between years, particularly in accounts under $100,000.
Late in 2008, we began a corporate-wide audit of our reported large claim losses to analyze the increase in severity that we experienced in 2008. While we were satisfied with the results of the audit, our review did result in the modification of certain underwriting guidelines. Examples of such modifications include an increase in the number of commercial accounts serviced by our loss control unit, the development of a new safety class for insureds, a decline in certain classes of commercial business that are no longer profitable and the introduction of pricing increases.
Reserve Development
Certain of our lines of business, particularly workers’ compensation and other liability, are considered by us to be long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly.
In 2008, we increased our reserves for losses that occurred in prior years, which resulted in a net deficiency of $.5 million. The primary cause of the deficiency is related to Hurricane Katrina, which occurred in 2005. We recorded $26.6 million in Hurricane Katrina losses and loss settlement expenses in 2008, which included $10.8 million in net losses incurred on a claim that resulted from the adverse jury verdict in a lawsuit related to Hurricane Katrina. These Hurricane Katrina-related losses contributed to a deficiency in the fire and allied lines business of $12.2 million.
Also contributing to our overall deficiency was an increase in general liability losses, which includes both other and products liability lines. Claims for construction defect losses are included in the products liability line of business. Incurred losses from construction defect claims for prior years were $7.7 million in 2008. These losses contributed to a deficiency in the other liability and products liability lines of business totaling $5.8 million.
Other changes in loss development included loss redundancies in the following lines of business: commercial auto liability ($3.2 million), workers’ compensation ($7.2 million) and assumed reinsurance ($5.2 million).
In 2007, we incurred losses and loss settlement expenses of $245.8 million, of which $291.0 million were from claims that occurred in 2007. We had favorable development from prior years’ claims of $45.2 million. The redundancy was realized in each of our lines of business, with the exception of homeowners, which was attributable to adverse development from Hurricane Katrina.

United Fire & Casualty Company Form 10-K   |  2008
In 2006, loss and loss settlement expenses incurred were $278.5 million, with $303.5 million of loss and loss settlement expenses that occurred in 2006 and a redundancy of $25.0 million ($62.2 million without the adverse development on Hurricane Katrina claims) on losses that occurred prior to 2006, which resulted from settling or reestimating claims for less than reserved at December 31, 2005. Due to Hurricane Katrina, our homeowners, allied lines and commercial multiple peril lines of business experienced a reserve deficiency, while our remaining lines of business experienced reserve redundancies for the year.
The following table illustrates the primary components of the net loss redundancy (deficiency) we experienced in our reserves for 2008, 2007 and 2006.

(Dollars in Thousands)
Years ended December 31	2008	2007	2006
Savings from:
Salvage and subrogation	$7,099	$11,637	$13,516
Alternative dispute resolution	7,352	8,847	8,360
Workers’ compensation medical bill review	3,477	4,113	2,071
Other	8,152	29,322	38,269

	$26,080	$53,919	$62,216
Adverse development from Hurricane Katrina (1)	(26,628)	(8,718)	(37,251)

Net redundancy (deficiency)	$(548)	$45,201	$24,965

(1)	The 2008 number includes a $10.8 million judgment, net of reinsurance, which was entered and incurred in 2008 in a lawsuit related to Hurricane Katrina, which is currently pending the results of an appeal.
Salvage is the sale of damaged goods, for which the insured has been indemnified for and for which the insured has transferred title to the insurance company. Salvage reduces the cost incurred for property losses. Subrogation also reduces the costs incurred for a loss by seeking payment from other parties involved in the loss and/or from the other parties’ insurance company. Alternative dispute resolution facilitates settlements and reduces defense and legal costs through processes such as mediation and arbitration. Workers’ compensation medical bill review is a system designed to detect duplicate billings, unrelated and unauthorized charges and coding discrepancies. It also ensures that we are billed for medical services according to the fee schedule designated by each state in which we have claims.
Our “other” redundancy is attributable to both the payment of claims in amounts other than the amounts reserved and changes in reserves due to additional information on individual claims that we received after the reserves for those claims had been established. The additional information we consider is unique to each claim. Such information may include facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable court rulings that decrease the likelihood that we would be liable for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries are less severe than originally believed or that damage to a structure is merely cosmetic instead of structural.

United Fire & Casualty Company Form 10-K   |  2008
Net Loss Ratios by Line
The table on the following page depicts our net loss ratio for 2008, 2007 and 2006.

	2008			2007			2006
	Net	Net Losses &		Net	Net Losses &		Net	Net Losses &
Years ended December 31	Premiums	Loss Settlement	Net Loss	Premiums	Loss Settlement	Net Loss	Premiums	Loss Settlement	Net Loss
(Dollars in Thousands)	Earned	Expenses Incurred	Ratio	Earned	Expenses Incurred	Ratio	Earned	Expenses Incurred	Ratio
Commercial lines:
Other liability (1)	$134,429	$93,000	69.2%	$136,704	$55,354	40.5%	$130,358	$38,754	29.7%
Fire and allied lines (2)	109,217	134,060	122.7	117,494	65,773	56.0	124,862	106,889	85.6
Automobile	101,229	72,384	71.5	99,004	63,509	64.1	95,443	55,422	58.1
Workers’ compensation	52,792	41,434	78.5	48,359	32,408	67.0	42,079	31,160	74.1
Fidelity and surety	22,244	4,105	18.5	21,848	2,121	9.7	22,021	7,741	35.2
Miscellaneous	858	438	51.0	851	413	48.5	867	134	15.5

Total commercial lines	$420,769	$345,421	82.1%	$424,260	$219,578	51.8%	$415,630	$240,100	57.8%

Personal lines:
Fire and allied lines (3)	$21,353	$34,195	160.1%	$21,117	$12,434	58.9%	$20,511	$22,005	107.3%
Automobile	12,603	11,701	92.8	13,764	8,561	62.2	16,427	7,771	47.3
Miscellaneous	326	472	N/A	311	353	N/A	332	502	N/A

Total personal lines	$34,282	$46,368	135.3%	$35,192	$21,348	60.7%	$37,270	$30,278	81.2%

Reinsurance assumed	$10,530	$1,560	14.8%	$13,682	$4,919	36.0%	$14,131	$8,126	57.5%

Total	$465,581	$393,349	84.5%	$473,134	$245,845	52.0%	$467,031	$278,504	59.6%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

United Fire & Casualty Company Form 10-K   |  2008
Commercial Lines
The net loss ratio in our commercial lines of business was 82.1 percent in 2008, 51.8 percent in 2007 and 57.8 percent in 2006. Several factors contributed to the deterioration in 2008. Our other liability losses and loss settlement expenses incurred grew to $93.0 million in 2008, compared to $55.4 million in 2007. A portion of the increase in other liability losses was due to an increase in construction defect claims. In 2008, we experienced an increase in construction defect claims, with incurred losses of $11.0 million in 2008, compared to $5.4 million in 2007. Further discussion of these factors follows in subsequent subsections of this report.
In 2008, commercial lines catastrophe losses totaled $54.5 million, compared to $12.7 million in 2007. In 2007, our results in commercial lines had improved over 2006, due primarily to the lower catastrophe losses experienced in 2007 than in 2006. The 2006 results in these lines were impacted by further development from Hurricane Katrina losses. In each of the three years, 2006 through 2008, our profitability in commercial lines was negatively impacted by soft market conditions, as characterized by reductions in premium pricing.
Commercial Fire and Allied Lines
Commercial fire and allied lines insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio for our commercial fire and allied lines was 122.7 percent in 2008, 56.0 percent in 2007 and 85.6 percent in 2006. The deterioration in these lines was driven by catastrophe losses, which increased by nearly $50.6 million in 2008 over 2007. Losses from Hurricanes Gustav and Ike contributed $3.6 million and $19.0 million respectively, to the commercial lines property losses in 2008. We also had an increase in commercial fire losses, with incurred losses from these claims increasing from $20.3 million in 2007 to $27.3 million in 2008. The number of claims reported decreased slightly, but the severity of commercial fire losses increased. The improvement in our 2007 results, as compared to 2006, was due to a lower frequency of fires and few catastrophe losses.
Without considering catastrophe losses, frequency has not changed significantly over the past three years, but severity has grown, and we are taking measures to address our increase in incurred losses in the commercial fire and allied lines of business. We have implemented a number of underwriting initiatives that we anticipate will improve our loss experience. We have a loss control unit that we intend to utilize more frequently in 2009 and we may augment the number of employees who perform loss control services for our customers. In a comprehensive review of our larger 2008 calendar year losses, our senior underwriters identified a number of building characteristics that we will scrutinize more closely when underwriting new and renewal business. We continue to utilize technology to evaluate and improve our spread of risk in hurricane-prone areas along the Gulf Coast. In addition, we are analyzing our policy and loss experience data so that we can enhance our use of predictive modeling in each of our commercial lines of business.
While losses incurred have increased, a decrease in premiums earned in the commercial property lines of business has also contributed to the 2006-2008 declining profitability. Premiums earned in these lines have decreased from $124.9 million in 2006 to $109.2 million in 2008. This decrease in premiums resulted from the competitive insurance market and the continued reduction in pricing, which has impacted our commercial property lines more than our other insurance business. In addition, beginning in 2006, we reduced the number of policies that we write in catastrophe-prone areas along the Gulf Coast, primarily in Louisiana, and this has lead to a decline in premiums earned over the past three years.

United Fire & Casualty Company Form 10-K   |  2008
Other Liability
Our other liability line of insurance covers businesses for bodily injury liability and property damage arising from general business operations, accidents on their premises and products manufactured or sold. We reported a net loss ratio in this line of 69.2 percent in 2008, 40.5 percent in 2007 and 29.7 percent in 2006.
Construction Defect Losses
Losses from construction defect claims have increased from $4.2 million in 2006 to $5.4 million in 2007 to $11.0 million in 2008. We currently have $16.0 million in loss and loss settlement expense reserves for open construction defect claims. Construction defect claims generally relate to allegedly defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the recent claims activity has been generated by plaintiffs’ lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. The reporting of such claims can be quite delayed as the statute of limitations is an extended period of time sometimes up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. A majority of our exposure to construction defect claims has been in Colorado and surrounding states. We historically have insured small-to-medium sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we are implementing new policy exclusions limiting sub-contractor coverage on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. We are also implementing policy language excluding coverage for architects and engineers who do not carry their own professional liability insurance coverage. Finally, we are adding a limiting endorsement making our policy coverage in excess of any other insurance coverage.
General Liability Losses — Other Than Construction Defect
Within our other liability lines of business (other than construction defect), frequency remained virtually unchanged, with losses incurred on 4,493 claims in 2008, and 4,426 in 2007. Severity, however, has increased in other liability losses. Due to the increase in severity, our average pure loss incurred per general liability claim more than doubled in 2008, increasing to $9,551 from $4,590. Because of the long-tail nature of liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. Over 30 percent of our other liability losses incurred in 2008 resulted from losses that occurred prior to 2008. The prior years that were most significantly impacted were 2001, 2003, 2004 and 2005. During 2009, we will be implementing revised underwriting guidelines and utilizing our loss control unit more frequently, working to bring this line of business back to a higher level of profitability.
The deterioration in the net loss ratio in 2007 compared with 2006 was primarily related to increased severity. We had several large liability losses in 2007, but had not detected trends as to cause of loss or geographic location.
Like a majority of our business, the competitive market has limited our growth in premiums in other liability insurance, though to a lesser extent than in our property lines of business.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Generally, our company policy is to write standard automobile insurance. Our net loss ratio in commercial automobile was 71.5 percent in 2008, 64.1 percent in 2007 and 58.1 percent in 2006. Our policy count increased by approximately 4.0 percent, which resulted in an increase in premiums earned of $2.2 million between 2007 and 2008. Losses and loss settlement expenses increased in each of the past three years, rising from $55.4 million in 2006 to $63.5 million in 2007 and $72.4 million in 2008. We attribute the increase to an increase in the growth of the number of policies that we have written.
The deterioration in this line during 2007 was primarily due to a 3.8 percent increase in claim frequency as compared to 2006.

United Fire & Casualty Company Form 10-K   |  2008
Workers’ Compensation
Our net loss ratio in the workers’ compensation line of business was 78.5 percent in 2008, 67.0 percent in 2007 and 74.1 percent in 2006. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts. In 2007 and 2008, we have written more workers’ compensation business in an effort to retain business with current insureds that require workers’ compensation insurance coverage. We believe that our underwriting expertise, loss control service and medical review programs will enable us to be profitable in the workers’ compensation line of business. The challenges faced by workers’ compensation insurance providers to attain profitability include the state regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Despite these pricing issues, we continue to believe that we can improve profitability in the workers’ compensation line of business. Consequently, we have introduced predictive modeling analytics into our workers’ compensation underwriting process. In addition, we are going to increase our utilization of our loss control unit in the analysis of current risks, with the intent of increasing the quality of our workers’ compensation book of business.
The improvement in results in 2007 was due to lower severity, a slight decrease in our frequency and improvements in our medical review programs.
Fidelity and Surety
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access. The net loss ratio in this line was 18.5 percent in 2008, 9.7 percent in 2007 and 35.2 percent in 2006.
The increase in the loss ratio in 2008 was due to an increase in loss settlement expenses. In 2008, a downturn in general economic conditions decreased demand for our surety products, as construction activity declined. This contributed to flat growth in premiums earned between years.
The improvement in 2007 as compared to 2006 was the result of stricter underwriting guidelines, as well as a decrease in frequency and severity. In 2007, there were no new claims that exceeded our $1.5 million reinsurance retention level, compared to three such claims in 2006. The 2006 underwriting results were adversely impacted primarily by bonded principals that defaulted on their bonded obligations after a determination was made that they did not have the financial wherewithal to complete the bonded projects, which required us to pay the outstanding obligations associated with those projects.
For surety business, the economic downturn and weakened credit environment has, and will, impact profitability. New private and government construction has declined, driven by the turmoil in the investment and credit markets resulting in lower demand for contract surety business. In addition, inflationary pressures may lead to an increase in our loss costs in 2009.
Personal Lines
In our personal lines business, the net loss ratio was 135.3 percent in 2008, 60.7 percent in 2007 and 81.2 percent in 2006. The deterioration occurred throughout all of our personal lines and was due primarily to losses from catastrophes. In 2008, personal lines catastrophe losses totaled $21.6 million, compared to $1.4 million in 2007. The improvement in the 2007 over 2006 results was due primarily to the effect that Hurricanes Katrina and Rita had on our 2006 results.
The competitive market conditions also impacted our results for all years. Premium pricing in our personal auto line of business decreased in 2008 and 2007, while in 2006, pricing decreased in each of our lines of personal insurance business. In both fire and allied lines (including homeowners) and automobile, our policy counts decreased between 2008 and 2006. However, in our homeowners business, the premium reduction due to the loss of business was more than offset by the significant increases in premium pricing in hurricane-exposed regions.

United Fire & Casualty Company Form 10-K   |  2008
Catastrophe Reinsurance
Our 2008 core and catastrophe reinsurance programs remained relatively unchanged from our 2007 programs. Neither terms and conditions nor pricing were materially different. During 2008, we exceeded our catastrophe retention of $20.0 million with Hurricane Ike, and recorded $2.4 million in ceded losses recoverable from this catastrophe.
In 2005, Hurricane Katrina resulted in a level of damage that we did not foresee and did not consider when we evaluated our reinsurance coverage for 2005. This resulted in a level of reinsurance coverage that did not adequately protect us from the devastation of Hurricane Katrina. During 2007 and 2006, in addition to strengthening our underwriting guidelines in the Gulf Coast region and reducing our exposure in Louisiana, we also evaluated and modified our catastrophe reinsurance coverage to lessen the impact of future catastrophes in this region.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. All reinsurers must meet the following minimum criteria: capital and surplus of at least $250.0 million; and either an A.M. Best rating of at least A- or an S&P rating of at least A-; if rated by both rating agencies, then both ratings must be at least an A-. The table below represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2008.

Name of Reinsurer	A.M. Best	S&P Rating
Amlin Bermuda	A	A
Arch Re	A	A
Axis Re	A	A
FM Global	A+	N/A
Hannover Re (1) (2)	A	AA-
Lloyds Syndicates	A	A+
Odyssey Re (2)	A	A-
Paris Re (2)	A-	A-
Partner Re (1) (2)	A+	AA-
Platinum (1)	A	N/A
QBE Insurance Ltd (1)	A	A+
R&V Versicherung AG (2)	N/A	A+
Renaissance	A+	AA-
Tokio Millennium	A+	AA

(1)	Primary insurers participating on the property and casualty excess of loss programs.

(2)	Primary insurers participating on the surety excess of loss program.
Refer to Part II, Item 8, Note 5, “Reinsurance” for a more detailed discussion of our reinsurance programs.
Assumed Reinsurance
Our assumed reinsurance line of business has improved over the most recent three year period as evidenced by the loss ratio which started at 57.5 percent in 2006 and dropped to 36.0 percent in 2007 and to 14.8 percent in 2008.
In recent years, we have reduced the level of our assumed reinsurance business. In 2008, assumed premiums earned were $13.0 million, compared to $17.6 million in 2007 and $18.8 million in 2006. We continue to have exposure, primarily with respect to catastrophe coverage related to the runoff of some business, as well as to the small number of assumed reinsurance contracts that we have continued to underwrite.

United Fire & Casualty Company Form 10-K   |  2008
We attribute the favorable loss experience in 2008 to a general reduction in assumed business. In 2007, the improvement in losses and loss settlement expenses incurred resulted from a number of older runoff businesses where we were able to reduce reserves to zero. We anticipate that we will incur assumed losses from Hurricanes Gustav and Ike, both of which occurred in September 2008. Due to the time-lag associated with the reporting of claims under assumed reinsurance policies, it is likely that we will be notified in the first and/or second quarter(s) of 2009 of our share of incurred losses related to these hurricanes, which will be recorded upon notification.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law by President Bush on December 27, 2007. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100.0 trillion aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2008 and remains the same for 2009. Our TRIPRA deductible was $66.7 million for 2008 and our TRIPRA deductible will approximate $64.8 million for 2009. Our core and catastrophe reinsurance treaties provide limited coverage for terrorism exposure excluding nuclear, biological and chemical related claims.
Other Underwriting Expenses
As a percentage of premiums earned, our other underwriting expenses were consistent between 2007 and 2008, with underwriting expense ratios of 29.3 percent and 29.4 percent, respectively. In 2008, our commission expense decreased due to lower profit-sharing commissions payable to our agents. Offsetting this decrease was an increase in the ratio of fixed underwriting expenses to premiums earned. In 2007, we experienced an increase in our underwriting expenses that were attributable to an increase in benefit expenses, an increase in accounts receivable charged off and a fixed level of operating expenses on flat premium revenue growth.

United Fire & Casualty Company Form 10-K   |  2008
Life Insurance Segment

Life Insurance Segment Results of Operations	(Dollars in Thousands)			% Change
Years ended December 31	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues
Net premiums written (1)	$37,326	$31,447	$33,267	18.7%	-5.5%

Net premiums earned	$37,794	$32,629	$36,091	15.8%	-9.6%
Investment income, net	74,125	79,076	81,756	-6.3	-3.3
Realized investment gains (losses)	(12,262)	2,571	2,979	-576.9	-13.7
Other income	935	595	640	57.1	-7.0

Total Revenues	$100,592	$114,871	$121,466	-12.4%	-5.4%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$13,291	$14,869	$14,285	-10.6%	4.1%
Increase in liability for future policy benefits	23,156	15,666	19,737	47.8	-20.6
Amortization of deferred policy acquisition costs	11,568	13,385	8,142	-13.6	64.4
Other underwriting expenses	9,106	7,540	8,256	20.8	-8.7
Interest on policyholders’ accounts	40,177	43,089	49,159	-6.8	-12.3

Total Benefits, Losses and Expenses	$97,298	$94,549	$99,579	2.9%	-5.1%

Income Before Income Taxes	$3,294	$20,322	$21,887	-83.8%	-7.2%

(1)	Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.
Our life insurance segment produced pre-tax income of $3.3 million in 2008, compared to $20.3 million in 2007 and $21.9 million in 2006. Pre-tax income decreased in 2008 due to the realized investment losses we experienced from other-than-temporary impairment write-downs, which primarily were related to fixed maturity securities. Net premium earned increased to $37.8 million in 2008, compared to $32.6 in 2007 and $36.1 million in 2006. The decrease in net premium earned from 2006 to 2007 was due to a decrease in sales of our single premium whole life insurance and the run-off of our credit life insurance. The increase in net premium earned in 2008 is attributable to increased sales in single premium whole life products and to our increased marketing efforts. Net investment income decreased to $74.1 million in 2008 compared to $79.1 million in 2007 and $81.8 million in 2006, due to declining invested assets and short-term market interest rates. Consolidated investment results are discussed in more detail later in this section under the caption “Investments.”
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities, universal life products and traditional life (primarily single premium whole life insurance) products. Single premium annuities (81.0 percent), traditional life products (11.2 percent), universal life products (6.7 percent), and other life products (1.1 percent) comprised our 2008 life insurance premium revenues, as determined on the basis of statutory accounting principles. We also underwrite and market other traditional products, including term life insurance and whole life insurance. We do not write variable annuities or variable insurance products.
The fixed annuity deposits that we collect are not reported as net premiums written or earned under GAAP. Instead, we invest annuity deposits and record them as a liability against future policy benefits. The revenue that is generated from fixed annuity products consists of policy surrender charges and investment income. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our annuity products.
Our annuity deposits decreased by 0.2 percent in 2008 compared to an increase of 11.1 percent in 2007. Annuity deposit levels increased from 2006 to 2008, primarily due to an increase in renewals of existing annuities. Despite a challenging investment environment, we were able to increase interest rates on our annuity products during 2008 and still maintain our investment spread that also helped sustain our annuity activity.

United Fire & Casualty Company Form 10-K   |  2008
The realized investment losses for 2008, as compared with modest gains in 2007 and 2006, are primarily the result of losses in our fixed maturity securities portfolio; specifically, the write-downs of Lehman Brothers and Kaupthing Bank holdings due to current financial market conditions resulting from the credit crisis. In 2008, 2007 and 2006, other-than-temporary impairments recorded totaled $9.0 million, $.1 million and $.2 million, respectively.
We experienced a decrease in interest on policyholders’ accounts each year since 2006, due primarily to a reduction in annuity balances. We attribute the level of annuity surrenders and withdrawals over this time period to the perceived attractiveness of other investment options.
The decrease in amortization of deferred policy acquisition costs in 2008 was due to lower than anticipated returns on our investments, driven by unexpected realized losses due to the credit crisis. Increases in amortization of deferred policy acquisition costs in 2007 were due primarily to changes in our annuity assumptions, with the largest component being a change in our policy lapse assumption. We increased this assumption for 2007 in response to the increased level of annuity surrenders we experienced in recent years. Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our life segment’s deferred policy acquisition costs.
Federal Income Taxes
We reported a federal income tax benefit of $20.1 million in 2008 resulting from a taxable loss in our property and casualty insurance operations. Our effective federal income tax rate was 30.1 percent for 2007 and 29.8 percent for 2006. Our effective federal tax rate varied from the generally applicable federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2008, we have a net operating loss (“NOL”) carryforward of $17.2 million, all of which is due to our purchase of American Indemnity Financial Corporation in 1999. Such net operating losses are currently available to offset future taxable income of our property and casualty companies. NOLs totaling $.8 million and $5.5 million expire in 2010 and 2011, respectively.
Due to our determination that we may not be able to fully realize the benefits of American Indemnity Financial Corporation’s NOLs, we have recorded a valuation allowance against the NOLs. At December 31, 2008, this valuation allowance totaled $5.6 million and remained unchanged from December 31, 2007. The valuation allowance was reduced by $.5 million in 2007 and $1.1 million in 2006 due to utilization of the NOLs. Based on a yearly review we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. In future years, decreases to the valuation allowance, if applicable, will continue to be recognized as a reduction to current federal income tax expense.
INVESTMENTS
Investment Environment
During 2008, we saw an extraordinary deterioration in the financial markets. This deterioration impacted our investment income results and our capital position for 2008.
Investment Philosophy
We invest the property and casualty insurance segment’s assets to meet our liquidity needs and maximize our after-tax returns while maintaining appropriate risk diversification. We invest the life insurance segment’s assets primarily in investment-grade fixed maturities in order to meet our liquidity needs, maximize our investment return and achieve a matching of assets to liabilities.
We comply with state insurance laws that prescribe the kind, quality and concentration of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, our liquidity needs, our tax position and general market conditions. We also consider the timing of our obligations, so we have cash available to pay our obligations when they become due. We make any necessary modifications to our investment portfolio as changing conditions warrant. We manage all but a small portion of our investment portfolio internally.

United Fire & Casualty Company Form 10-K   |  2008
With respect to our fixed maturity securities, our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity. However, close management of our available-for-sale portfolio is considered necessary to maintain an approximate matching of assets to liabilities and to adjust the portfolio to respond to changing financial market conditions and tax considerations.
Net Investment Income
Our investment results, which are presented in accordance with GAAP, are summarized in the following table.

(Dollars in Thousands)				% Change
As of and for the
years ended December 31	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Investment income, net	$107,577	$122,439	$121,981	-12.1%	0.4%
Net realized investment gains (losses)	(10,383)	9,670	9,965	-207.4	-3.0
Net unrealized gains, after tax	25,543	85,579	93,519	-70.2	-8.5
Other-than-temporary investment impairments	(9,904)	(105)	(406)	N/A	-74.1
In 2008, our net investment income declined $14.9 million to $107.6 million. This decrease is attributable to lower market interest rates in 2008 than in 2007 and 2006; mostly on our short-term and fixed maturity securities, which dropped an average of 203 basis points in 2008. This decrease is also attributable to the net cash outflows from our annuity business, which decreased our invested assets by $73.0 million in 2008 and $92.8 million in 2007. Further contributing to this decline was a loss in investment income of $4.5 million due to the performance of our investment in certain limited liability partnership holdings. Our largest investment in this category is in a partnership fund that invests in U.S. sub regional banks.
In 2007 as compared to 2006, our net investment income increased by 0.4 percent as a result of a 2.8 percent increase in our average invested assets, which was somewhat offset by depressed market interest rates and the contraction of our annuity business during this period.
In 2008, more than 90.0 percent of our investment income originated from interest on fixed maturities, compared to more than 80.0 percent in 2007 and 2006, respectively. Our remaining investment income is generated from dividends on equity securities; income from other long-term investments; interest on mortgage loans; interest on policy loans; interest on short-term investments, cash and cash equivalents; and rent earned from tenants in our home office. The average investment yield, which is investment income divided by average invested assets, was as follows for 2008, 2007 and 2006, respectively.

(Dollars in Thousands)	Average	Investment	Annualized Yield on
Years ended December 31	Invested Assets (1)	Income, Net (2)	Average Invested Assets
2008	$2,211,780	$107,577	4.9%
2007	2,219,510	122,439	5.5
2006	2,158,953	121,981	5.7

(1)	Average of invested assets (including money market accounts) at beginning and end of year.

(2)	Investment income after deduction of investment expenses.

United Fire & Casualty Company Form 10-K   |  2008
Securities Lending
In April 2008, we began participating in a securities lending program, which generates investment income and discounts other investments fees we are charged, by lending certain investments to other institutions for short periods of time. Borrowers of these securities must deposit collateral, in the form of cash or U.S. Treasury securities, with The Northern Trust Company (“Northern Trust”), the third-party custodian. Collateral deposited by borrowing institutions must be equal to at least 102 percent of the market value of the securities loaned plus accrued interest. Northern Trust monitors the market value of our loaned securities on a daily basis. As the market value of loaned securities fluctuates, in order to maintain collateral values of at least 102 percent, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower. If a borrower defaults under the lending agreement, Northern Trust will use the deposited collateral to purchase the same or similar security as a replacement for the security that was not returned by the borrower. However, if Northern Trust is unable to purchase the same or similar security, we will receive the deposited collateral in place of the borrowed security.
All collateral is held by Northern Trust. We have the right to access the deposited collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the deposited collateral held by Northern Trust, or the obligation to return it at the conclusion of the lending agreement, in our Consolidated Financial Statements. We also maintain effective control of the loaned securities, and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. Our participation in the securities lending program generated investment income of $89,000 in 2008. At December 31, 2008, we had no securities on loan under the program. We resumed our participation in the securities lending program in January 2009.
Net Realized Investment Gains and Losses
In 2008, we incurred realized investment losses of $10.4 million, compared with realized investment gains of $9.7 million and $10.0 million in 2007 and 2006, respectively. The losses experienced in 2008 are due primarily to $9.9 million in pre-tax other-than-temporary impairment write-downs in our fixed maturity securities and equity securities portfolio, including Lehman Brothers and Kaupthing Bank, both of which are held by our life insurance segment. The write-downs that occurred in 2008 represent 0.5 percent of our investment portfolio.
Due to the continued turmoil and illiquidity in the financial markets, and in accordance with GAAP, additional non-cash impairment write-downs may be required during 2009, including for securities that we believe continue to have strong underlying fundamentals.
In 2007, our net realized investment gains were due primarily to cash received as a result of transactions that impacted companies whose securities we held. The increase in net realized gains in 2006 is attributable primarily to the sale of our property and casualty insurance subsidiary, American Indemnity Company, which resulted in a realized gain of $3.4 million.
Unrealized Gains and Losses
As of December 31, 2008, net unrealized gains, after tax, totaled $25.5 million, compared to $85.6 million as of December 31, 2007 and $93.5 million as of December 31, 2006. In 2008 and 2007, depressed bond and stock prices, particularly for our holdings of investments in financial institutions, contributed to the decrease in unrealized gains. We continue to closely monitor current market conditions and evaluate the long-term impact of recent market volatility on all of our investment holdings.
Changes in unrealized gains do not affect net income (loss) and earnings per common share but do impact comprehensive income (loss), stockholders’ equity and book value per common share. We record unrealized losses identified as other-than-temporary impairments as a component of net realized investment gains (losses). The amounts reported as net realized investment gains (losses) in 2008, 2007 and 2006 included other-than-temporary impairments of $9.9 million, $.1 million and $.4 million, respectively. We believe that our investment in high quality assets will help protect us from future credit quality issues and corresponding impairment write-downs.
Refer to “Critical Accounting Estimates” in this section for a detailed discussion of our policy for recording other-than-temporary impairment charges.

United Fire & Casualty Company Form 10-K   |  2008
Investment Portfolio
Our invested assets at December 31, 2008 totaled $2.095 billion, compared to $2.147 billion at December 31, 2007. At December 31, 2008, fixed maturity securities comprised 91.3 percent of our investment portfolio, while equity securities accounted for 5.8 percent of the value of our portfolio. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
Concentration
We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by management, which comply with applicable statutory regulations.
The concentration of our investment portfolio at December 31, 2008, is presented in the following table.

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$761,678	84.8%	$1,152,068	96.1%	$1,913,746	91.3%
Equity securities	108,774	12.1	12,211	1.0	120,985	5.8
Trading securities	8,055	0.9	—	—	8,055	0.4
Mortgage loans	—	—	7,821	0.7	7,821	0.4
Policy loans	—	—	7,808	0.7	7,808	0.4
Other long-term investments	11,216	1.2	—	—	11,216	0.5
Short-term investments	8,694	1.0	17,448	1.5	26,142	1.2

Total	$898,417	100.0%	$1,197,356	100.0%	$2,095,773	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At December 31, 2008, $1,898.6 million, or 99.2 percent, of our fixed maturities were classified as available-for-sale, compared with $1,812.8 million, or 98.5 percent, at December 31, 2007. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

United Fire & Casualty Company Form 10-K   |  2008
Quality
The following table is a breakdown of our fixed maturity securities for our available-for-sale, held-to-maturity and trading security portfolios, by credit rating, at December 31, 2008 and 2007, respectively. Information contained in the table is based upon issue credit ratings provided by Moody’s unless the rating is unavailable, and then it is obtained from Standard & Poor’s:

(Dollars in Thousands)	December 31, 2008		December 31, 2007
Rating	Carry Value	% of Total	Carry Value	% of Total
AAA	$254,753	13.3%	$660,835	35.6%
AA	390,726	20.3	123,403	6.7
A	534,074	27.8	387,836	21.0
Baa/BBB	623,527	32.4	527,187	28.5
Other/Not Rated	118,721	6.2	151,685	8.2

	$1,921,801	100.0%	$1,850,946	100.0%

The change in credit rating of our fixed maturity securities portfolio at December 31, 2008 as compared to December 31, 2007, was due primarily to downgrades of our municipal bond holdings that occurred during 2008. Municipal bonds can either be insured or uninsured. Municipal bonds that are insured have a credit rating that is equal to the credit rating of the insuring company or the underlying security, whichever is greater. Municipal bonds that are uninsured are rated using the credit rating of the underlying security. During 2008, many of the insurance companies that insure municipal bonds had their credit rating downgraded because of the recent economic turmoil and financial market crisis.
Duration
Our investment portfolio is comprised primarily of fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claims liabilities. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal and opposite effect on our investments and claims liabilities. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations. The primary purpose for matching invested assets and claims liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely.
Group
The weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at December 31, 2008 is 6.3 years compared to 6.7 years at December 31, 2007.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at December 31, 2008 is 7.7 years compared to 7.9 years at December 31, 2007.
Life Insurance Segment
For our life insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, at December 31, 2008 is 4.3 years compared to 4.8 years at December 31, 2007.

United Fire & Casualty Company Form 10-K   |  2008
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our sources of cash inflows are premiums, annuity deposits, sales, calls or maturity of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that approximate the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in fixed maturity securities.
Our uses of cash include payment of losses and loss settlement expenses, annuity withdrawals, commissions, premium taxes, income taxes, operating expenses, dividends, and investment purchases. Cash outflows may be variable because of uncertainty regarding the settlement dates for losses. In addition, the timing and amount of catastrophe losses are inherently unpredictable and could increase our liquidity requirements.
Our cash flows from operations were sufficient to meet our liquidity needs in 2008, 2007 and 2006.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2008, our cash and cash equivalents included $70.7 million related to these money market accounts, compared with $110.5 million at December 31, 2007.
If our operating and investing cash flows had not been sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not utilize our line of credit during 2008 or 2007, other than to secure letters of credit utilized in our reinsurance operations. As of December 31, 2008 and 2007, $.2 million of our line of credit was allocated for that purpose.
The insurance laws of the states and jurisdictions where we and our insurance subsidiaries and affiliate are domiciled restrict the timing and the amount of dividends we or our subsidiaries and affiliate may pay without prior regulatory approval. In 2008, 2007 and 2006, respectively, United Fire received $4.0 million in dividends from its subsidiary, United Life Insurance Company. Pursuant to the sale of American Indemnity Company in May 2006, we implemented a plan of corporate reorganization. Part of this plan entailed the distribution of the majority of American Indemnity Company’s net assets to United Fire & Casualty Company. This distribution was recognized by United Fire as a $34.7 million intercompany dividend in 2006. In 2007, United Fire also received an $8.0 million dividend from its subsidiary, American Indemnity Financial Corporation.
Our cash flow activity for the past three years is summarized in the following table.

Cash Flow Summary	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Cash provided by (used in):
Operating activities	$43,904	$105,780	$104,457
Investing activities	(107,255)	(16,332)	(30,119)
Financing activities	(79,632)	(91,928)	17,916

Net increase (decrease) in cash and cash equivalents	$(142,983)	$(2,480)	$92,254

United Fire & Casualty Company Form 10-K   |  2008
Operating Activities
Net cash flows provided by operating activities totaled $43.9 million in 2008, compared to $105.8 million in 2007 and $104.4 million in 2006, respectively. Net cash provided by operations varies with our underwriting profitability. Cash flows in 2008 were reduced primarily due to the increase in claims incurred, (including the impact of higher catastrophe losses). In addition, we were required to make a cash deposit of $29.0 million in 2008 in connection with litigation related to Hurricane Katrina.
Investing Activities
Net cash flows used in investment activities totaled $107.3 million in 2008, compared to $16.3 million in 2007 and $30.1 million in 2006. In 2008, we substantially increased our purchases of corporate fixed maturity securities, as the interest rates on these securities increased.
Financing Activities
Net cash flows used in financing activities totaled $79.6 million in 2008, compared to $91.9 million and $17.9 million in 2007 and 2006, respectively.
Net cash flows from financing activities have been impacted by a combination of factors. Cash outflows associated with our life insurance segment’s annuity portfolio have increased from historical levels in connection with the increased level of surrenders and withdrawals experienced in recent years. Net cash used in these activities totaled $48.8 million, $61.7 million and $76.5 million for 2008, 2007 and 2006, respectively. The increase in withdrawals is described in the earlier “Life Insurance Segment” section. During 2008 and 2007, pursuant to authorization by our Board of Directors, we repurchased 580,792 and 497,500 shares of common stock respectively, which used cash totaling $14.8 million in 2008 and $16.1 million in 2007. Dividend payments to our common shareholders totaled $16.2 million in 2008, compared with $15.3 million in 2007 and $13.2 million in 2006. In May 2006, we received $107.0 million in net proceeds from the issuance of 4,025,000 shares of common stock.
CAPITAL RESOURCES
Stockholders’ Equity
Stockholders’ equity decreased from $751.5 million at December 31, 2007, to $641.7 million at December 31, 2008, a decrease of 14.6 percent. The decrease in stockholders’ equity between years included a net loss of $13.1 million; dividends paid of $16.2 million; a reduction in net unrealized appreciation on investments of $60.0 million, net of tax; repurchase of common stock of $14.8 million; and the change in underfunded status of our employee benefit plans of $7.6 million, net of tax. The book value per share at December 31, 2008, of our common stock was $24.10, compared with $27.63 at December 31, 2007.
Over the past year, our Board of Directors granted an additional authorization of up to 1,000,000 shares of common stock under our share repurchase program. As of December 31, 2008, we had authorization from our Board of Directors to repurchase an additional 608,875 shares of our common stock.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due, by period at December 31, 2008.

	Payments Due By Period
(Dollars in Thousands)		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Future policy benefits (1)	$1,735,023	$205,884	$346,375	$360,721	$822,043
Loss and loss settlement expenses	586,109	237,368	182,797	87,916	78,028
Operating leases	7,660	2,271	3,369	760	1,260

Total	$2,328,792	$445,523	$532,541	$449,397	$901,331

(1)	This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the consolidated balance sheet is the net present value of the benefits to be paid, less the net present value of future net premiums.

United Fire & Casualty Company Form 10-K   |  2008
Future Policy Benefits
Payment amounts for future policy benefit reserves must be actuarially estimated and are not determinable from the contract. The projected payments illustrated above are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances from our company upon the expiration of their contracts. Actual cash withdrawals could differ significantly from these estimates, depending upon the interest rate environment at the time the contracts expire.
Loss and Loss Settlement Expenses
The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. These amounts are estimates based upon historical payment patterns and may not represent actual future payments because the timing of future payments may vary from the stated contractual obligation. Refer to “Critical Accounting Estimates: Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment” in this section for further discussion.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment.
As of December 31, 2008, we have no off-balance sheet obligations or commitments.
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
Investment Valuation
Upon acquisition, we classify investment securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturities at amortized cost. We record available-for-sale fixed maturity securities, trading securities and equity securities at fair value. Other long-term investments are recorded on the equity method of accounting. We record mortgage loans at amortized cost and policy loans at the outstanding loan amount due from policyholders.
Determining Fair Value
We value our available-for-sale fixed maturities, trading securities, equity securities, short-term investments and money market accounts at fair value in accordance with SFAS No. 157 “Fair Value Measurements.” We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

United Fire & Casualty Company Form 10-K   |  2008
Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:
Level 1: Valuations are based on unadjusted quoted prices in active markets for identical financial instruments.
Level 2: Valuations are based on quoted prices, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.
Level 3: Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.
The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2008:

	Fair Value Measurements
(Dollars in Thousands)	December 31,
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$1,898,569	$—	$1,892,315	$6,254
Equity securities	120,985	117,580	1,554	1,851
Trading securities	8,055	—	8,055	—
Short-term investments	26,142	26,142	—	—
Money market accounts	70,742	70,742	—	—

Total assets	$2,124,493	$214,464	$1,901,924	$8,105

The fair value of securities that are categorized as Level 1 was based on quoted market prices that are readily and regularly available.
The fair value of securities that are categorized as Level 2 is determined by management, relying in part on market values obtained from independent pricing services and brokers. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date. Our independent pricing services and brokers obtain prices from reputable pricing vendors in the marketplace. They continually monitor and review the external pricing sources, while actively participating to resolve any pricing issues that may arise.
The securities categorized as Level 3 includes holdings in certain private placement fixed maturity and equity securities and certain impaired securities for which there is not an active market. The fair value of our Level 3 impaired securities was determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows.
If the security has been written down or is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management’s expertise to determine fair value. We have the ability and positive intent to hold these securities until such time that we are able to recover all or a portion of our original investment. If the security does not have a market at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor the security after the balance sheet date to confirm that their estimated fair value is reasonable.

United Fire & Casualty Company Form 10-K   |  2008
The following table provides a summary of the changes in fair value of our Level 3 securities for 2008:

	Available-for-sale	Equity
(Dollars in Thousands)	fixed maturities	securities	Total
Balance at January 1, 2008	$1,527	$1,277	$2,804
Realized gains (losses) (1)	(8,473)	—	(8,473)
Unrealized gains (losses) (1)	(113)	60	(53)
Amortization	(37)	—	(37)
Purchases and disposals	(96)	—	(96)
Transfers in/out	13,446	514	13,960

Balance at December 31, 2008	$6,254	$1,851	$8,105

(1)	Realized gains (losses) are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income (loss).
The amounts reported in the table above as realized and unrealized losses and transfers in relate primarily to the life insurance segment’s holdings of certain fixed maturity securities in default, for which an other-than-temporary impairment charge of $8.5 million was recorded in 2008.
The following table presents the composition of our Level 3 securities:

	Level	% of Total	Total from	% of
(Dollars in Thousands)	Three	Fair Value	Balance Sheet	Level Three
Available-For-Sale Fixed Maturities Bonds:
United States government:
Collateralized mortgage obligations	$—	—%	$18,391	—%
Mortgage-backed securities	—	—	3	—
All other government	—	—	126,441	—
States, municipalities and political subdivisions	1,210	19.3	603,787	0.2
All foreign bonds	300	4.8	70,697	0.4
Public utilities	—	—	257,187	—
Corporate bonds:
All other corporate bonds	4,744	75.9	822,063	0.6

Total Available-For-Sale Fixed Maturities	$6,254	100.0%	$1,898,569	0.3%

Equity Securities
Common stock:
Public utilities	$—	—%	$10,661	—%
Bank, trust and insurance companies	—	—	49,173	—
All other common stocks	1,851	100.0	60,466	3.1
Nonredeemable preferred stocks	—	—	685	—

Total Equity Securities	$1,851	100.0%	$120,985	1.5%

For further discussion on SFAS No. 157 refer to Note 3. “Fair Value of Financial Instruments” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire & Casualty Company Form 10-K   |  2008
Other-Than-Temporary Impairment Charges
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires us to record other-than-temporary impairment charges when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. We include other-than-temporary impairment charges on investments in net realized investment gains and losses based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As of December 31, 2008, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities totaled $82.6 million at December 31, 2008, compared with $17.6 million at December 31, 2007. At December 31, 2008, the largest unrealized loss, after tax, on any single fixed maturity or equity investment was $4.1 million. Our rationale for not recording other-than-temporary impairments on these securities is discussed in Part II, Item 8, Note 2, “Summary of Investments.”
Deferred Policy Acquisition Costs — Property and Casualty Insurance Segment
We record an asset for deferred policy acquisition costs, such as commissions, premium taxes and other variable costs incurred in connection with the writing of our property and casualty lines of business. As of December 31, 2008 and 2007, we reported $52.2 million and $58.3 million in deferred policy acquisition costs, respectively. This asset is amortized over the life of the policies written, generally one year. We assess the recoverability of deferred policy acquisition costs on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized deferred policy acquisition costs and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium, that is, the line of business is expected to generate an operating loss; the excess is recognized as an offset against the asset established for deferred policy acquisition costs. This offset is referred to as a premium deficiency charge. If the amount of the premium deficiency charge is greater than the unamortized deferred policy acquisition cost asset, a liability will be recorded for the excess.
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
The following table illustrates the hypothetical impact on the premium deficiency charge recorded at December 31, 2008 of reasonably likely changes in the assumed loss and loss settlement expense ratio utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The base amount indicated below is the actual premium deficiency charge recorded as of December 31, 2008.
Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios

(Dollars in Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimate	$—	$161	$1,197	$3,344	$6,681
Actual future results could differ materially from our current estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through operations in the period the adjustments are identified. Due to changes in the estimated recoverability of our deferred policy acquisition costs, the premium deficiency charge calculated at December 31, 2008 increased $1.2 million from the premium deficiency charge calculated at December 31, 2007. There was an immaterial change in premium deficiency between December 31, 2007 and December 31, 2006. An increase in the premium deficiency charge allows us to defer comparatively less underwriting costs period over period, resulting in a relatively smaller deferred acquisition cost asset. The changes in the estimated recoverability of our deferred policy acquisition costs are attributable to deterioration in our underwriting experience in recent years.

United Fire & Casualty Company Form 10-K   |  2008
Deferred Policy Acquisition Costs — Life Insurance Segment
We incur these costs in connection with acquiring life insurance and annuity business. Costs that vary with and relate to the production of business are deferred and recorded as a deferred policy acquisition asset. Such costs consist principally of commissions and policy issue expenses.
At December 31, 2008, we had $106.1 million in deferred policy acquisition costs related to our life insurance segment, compared to $70.7 million at December 31, 2007. The majority of this asset relates to our universal life and investment (i.e. annuity) contracts, hereafter referred to as non-traditional business.
We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period in proportion to the present value of expected gross premium. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance. These assumptions are not revised after policy issuance unless the deferred acquisition cost balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volumes.
We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the present value of estimated expected gross profits. The components of gross profit include investment spread, mortality and expense margins and surrender charges. Of these factors, we anticipate that investment returns, expenses and persistency are reasonably likely to significantly impact the rate of deferred acquisition cost amortization.
We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the amortization of the deferred policy acquisition cost asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the deferred policy acquisition cost asset for our non-traditional business recorded as of December 31, 2008. The entire impact of the changes illustrated would be recognized through operations as an increase or decrease to amortization expense.
Sensitivity Analysis — Impact on DAC asset of changes in assumptions

(Dollars in Thousands) Changes in assumptions	-10%	+10%
Interest rate spread assumption	$(1,558)	$1,498
Mortality experience assumption	2,249	(2,363)
Policy lapse experience assumption	2,302	(2,092)
A material change in these assumptions could have a negative or positive effect on our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.
The deferred policy acquisition costs in connection with our non-traditional business are adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at aggregate fair value, we make an adjustment to deferred policy acquisition costs equal to the change in amortization that would have been recorded if we had sold such securities at their stated aggregate fair value and reinvested the proceeds at current yields. We include the change in this adjustment, net of tax, as a component of accumulated other comprehensive income. This adjustment increased deferred policy acquisition costs by $28.3 million at December 31, 2008, compared with an adjustment that offset deferred policy acquisition costs by $8.0 million at December 31, 2007.

United Fire & Casualty Company Form 10-K   |  2008
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given accounting period but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $586.1 million in 2008 and $496.1 million in 2007. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers was $52.5 million in 2008 and $38.8 million in 2007. Our reserves by line of business as of December 31, 2008, were as follows.

			Loss
			Settlement
(Dollars in Thousands)	Case-Basis	IBNR	Expenses	Total Reserves
Commercial lines:
Fire and allied lines (1)	$69,035	$15,083	$8,068	$92,186
Other liability (2)	106,472	31,903	76,281	214,656
Automobile	56,396	12,518	13,507	82,421
Workers’ compensation	100,928	7,475	18,206	126,609
Fidelity and surety	5,312	582	1,123	7,017
Miscellaneous	458	180	89	727

Total commercial lines	$338,601	$67,741	$117,274	$523,616
Personal lines:
Automobile	5,595	1,067	1,134	7,796
Fire and allied lines (3)	20,673	4,145	2,592	27,410
Miscellaneous	1,268	47	98	1,413

Total personal lines	$27,536	$5,259	$3,824	$36,619
Reinsurance	7,703	18,000	171	25,874

Total	$373,840	$91,000	$121,269	$586,109

(1)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(2)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
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

United Fire & Casualty Company Form 10-K   |  2008
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
Our short-tail lines of business include fire and allied lines, homeowners, commercial property, auto physical damage and inland marine. The amounts of the case-based reserves that we establish for claims in these lines depend upon various factors, such as individual claim facts (including type of coverage and severity of loss), company historical loss experience and trends in general economic conditions (including changes in replacement costs, medical costs and inflation).
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
The amounts of the case-based reserves that we establish for claims in long-tail lines depends upon various factors, including individual claim facts (including type of coverage, severity of loss and underlying policy limits), company historical loss experience, changes in underwriting practice, legislative enactments, judicial decisions, legal developments in the awarding of damages, changes in political attitudes and trends in general economic conditions, including inflation. As with the short-tail lines of business, we review and make changes to long-tail case-based reserves based on our review of continually evolving facts as they become available to us during the claims settlement process. Our adjustments to case-based reserves are reflected in the financial statements in the period that new information arises about the claim. Examples of facts that become known that could cause us to change our case-based reserves include, but are not limited to: evidence that loss severity is different than previously assessed, new claimants who have presented claims and the assessment that no coverage exists.

United Fire & Casualty Company Form 10-K   |  2008
IBNR Reserves
IBNR reserves are estimated liabilities, which we establish because claims are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions.
For both our short-tail and long-tail lines of business, we establish our reserves for IBNR claims by applying a factor to our current pool of in-force premium. This factor has been developed through a historical analysis of company experience as to what level of IBNR reserve should be established to achieve an adequate IBNR reserve relative to our existing loss exposure base. Unique circumstances or trends which are evident as of the end of a given period may require us to refine our IBNR reserve calculation. This methodology for establishing our IBNR reserve has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates prepared by Regnier Consulting Group, an independent actuary which we utilize in our reserving process.
For our short-tail lines of business, IBNR reserves constitute a small portion of the overall reserves. This is because claims are generally reported and settled shortly after the loss occurs. In our long-tail lines of business, IBNR reserves constitute a relatively higher proportion of total reserves, because, for many liability claims, significant periods of time may elapse between the initial occurrence of the loss, the reporting of the loss to us and the ultimate settlement of the claim.
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
Generally, the loss settlement expense reserves for long-tail lines are a greater portion of the overall reserves, as there are often substantial legal fees and other costs associated with the complex liability claims that are associated with long-tail lines. Because short-tail lines settle much more quickly and the costs are easier to determine, loss settlement expense reserves for short-tail claims constitute a smaller portion of the total reserves.
Reinsurance Reserves
The estimation of assumed and ceded reinsurance loss and loss settlement expense reserves is subject to the same factors as the estimation of loss and loss settlement expense reserves. In addition to those factors, which give rise to inherent uncertainties in establishing loss and loss settlement expense reserves, there exists a delay in our receipt of reported claims for assumed business due to the procedure of having claims first reported through one or more intermediary insurers or reinsurers.
Key Assumptions
In establishing an estimate of loss and loss settlement reserves, management uses a number of key assumptions. They are as follows:
•	To our knowledge, there are no new latent trends that would impact our case-basis reserves;
•	Our case-basis reserves reflect the most up-to-date information available about the unique circumstances of each claim;
•	No new judicial decisions or regulatory actions will increase our case-basis obligations;
•	The historical patterns of claim frequency and claim severity utilized within our IBNR reserve calculation, without considering unusual events, are consistent and will continue to be consistent; and
•	The company’s historical ratio of loss settlement expenses (“LAE”) paid to losses paid is consistent and will continue to be consistent.

United Fire & Casualty Company Form 10-K   |  2008
Our key assumptions are subject to change as actual claims occur and as we gain additional information about the variables that underlie our assumptions. Accordingly, management reviews and updates these assumptions periodically to ensure that the assumptions continue to be valid. If necessary, management makes changes not only in the estimates derived from the use of these assumptions, but also in the assumptions themselves. Due to the inherent uncertainty in the loss reserving process, management believes that there is a reasonable chance that modification to key assumptions could individually, or in aggregate, result in reserve levels that are misstated either above or below the actual amount for which the related claims will eventually settle.
As an example, if our reserve for loss and loss settlement expenses of $586.1 million as of December 31, 2008, is 10 percent inadequate, we would experience a reduction in future earnings of up to $58.6 million, before federal income taxes. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency is recognized in the reserve for loss and loss settlement expenses and, accordingly, it usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense liabilities prove to be redundant, our future earnings and financial position would be improved.
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

(Dollars in Thousands)
Change in level of case-basis reserve development	5%	10%
Impact on reported case-basis reserves	$16,258	$32,516
Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards. The impact to pre-tax earnings would be an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(Dollars in Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$4,550	$9,100

(Dollars in Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumption	$1,178	$2,355
In 2008, we did not change the key assumptions on which we based our reserving calculations. In estimating our 2008 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
Certain of our lines of business are subject to the potential for greater loss and loss settlement expense development than others. These lines with greater potential for development are discussed below.

United Fire & Casualty Company Form 10-K   |  2008
Other Liability Reserves
Our reserve for other liability claims at December 31, 2008, is $214.7 million and consists of 4,878 claims, compared with $176.3 million, consisting of 3,000 claims at December 31, 2007. Defense costs are a part of the insured costs covered by other liability policies and can be significant; sometimes greater than the cost of the actual paid claims. Of the $214.7 million total reserve for other liability claims, $58.9 million is identified as defense costs and $17.4 million is identified as general overhead required in the settlement of claims. If our reserve for other liability loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $21.5 million, before federal income taxes.
Included in the other liability line of business are gross reserves for construction defect losses and settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2008, we established $16.0 million in construction defect loss and loss settlement expense reserves, consisting of 243 claims, compared with $10.5 million, consisting of 211 claims, at December 31, 2007. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, recent court decisions have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor’s policy.
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
Asbestos and Environmental Reserves
Included in the other liability lines of business are gross reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2008, we had $3.8 million in direct and assumed asbestos and environmental loss reserves, compared with $5.0 million at December 31, 2007. In addition, we had ceded asbestos and environmental loss reserves of $.6 million at December 31, 2008 compared to $1.9 million at December 31, 2007. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers’ Compensation Reserves
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: the state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2008, is $126.6 million and consists of 3,386 claims, compared with $111.5 million, consisting of 2,191 claims, at December 31, 2007. If our reserve for workers’ compensation loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $12.7 million, before federal income taxes.

United Fire & Casualty Company Form 10-K   |  2008
Reserve Development
In all but one of the past ten years, our net reserves for losses and loss settlement expenses have exceeded our net incurred losses and loss settlement expenses. In 2008, our net reserves for prior years were deficient by $.5 million. The reserves in 2008 was negatively impacted by an increase we made in our prior accident year loss reserves due to additional development from Hurricane Katrina, which included a federal court ruling and judgment which is currently under appeal, and deterioration in our other liability lines of business which includes claims for construction defects.
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
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total recorded loss reserves at December 31, 2008, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Historically, our reserves have had an average variance of less than 10 percent of recorded amounts, with our reserves booked as of December 31, 2007, generating a deficiency of 0.1 percent in 2008. Our reserves booked as of December 31, 2006, generated a reserve redundancy of 9.4 percent in 2007. These redundancies and deficiency are discussed in detail in the under the heading “Reserve Development” in the “Property and Casualty Insurance Segment” of the “Results of Operations” section in this item.

United Fire & Casualty Company Form 10-K   |  2008
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

(Dollars in Thousands) Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on Loss and Loss Settlement Expenses:
Other liability	$(21,466)	$(10,733)	$10,733	$21,466
Workers’ compensation	(12,661)	(6,330)	6,330	12,661
Automobile	(9,022)	(4,511)	4,511	9,022

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%

Impact on Loss and Loss Settlement Expenses:
All other lines	(7,731)	(4,639)	4,639	7,731

Independent Actuary
We engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. There was no material differences between our statutory reserves and those established under GAAP. During 2008 and 2007, we engaged the services of Regnier Consulting Group, Inc. as our “independent actuarial firm” for the property and casualty insurance segment. We anticipate that this engagement will continue in 2009.
It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. In addition, management consults with Regnier Consulting Group throughout the year as deemed necessary. Management annually compares our estimate of total reserves to point estimates prepared by Regnier Consulting Group by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier Consulting Group performs an extensive review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. If the carried reserves were deemed unreasonable, we would adjust reserves. In 2008 and 2007, after considering the actuary’s range of reasonable point estimates, management believed that carried reserves were reasonable and therefore did not adjust the recorded amount.
Regnier Consulting Group uses four projection methods in their actuarial analysis of our loss reserves and uses the paid-to-paid projection method in their analysis of our loss settlement expense reserves. Based on the results of the projection methods, the actuaries select an actuarial central estimate of the reserves. They then compare their estimate to our carried reserves to evaluate the reasonableness of the carried reserves. The four methods utilized by Regnier Consulting Group are: paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses.
Based on the results of the four different projection methods, a reasonable range of net reserves from $467.5 million to $589.0 million has been calculated. Our net reserves for losses and loss settlement expenses as of December 31, 2008 were $533.6 million.
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

United Fire & Casualty Company Form 10-K   |  2008
Future Policy Benefits and Losses, Claims and Loss Settlement Expenses — Life Insurance Segment
We establish reserves for amounts that are payable under traditional insurance policies, including traditional life insurance, disability income, and income annuities. Reserves are calculated as the present value of future benefits expected to be paid, reduced by the present value of future expected premiums. Our estimates use methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The key assumptions that we utilize in establishing reserves are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, and expenses. Future investment return assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy lapse assumptions are based on our experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these contracts, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to reserves (or DAC) may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition.
We periodically review the adequacy of these reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. We have not made any changes in methods or assumptions for estimated reserves in the past three years. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC. Assumptions are established when the policy is issued. If actual experience is less favorable than assumptions, we may need to increase our reserves, resulting in a charge to policyholder benefits and claims.
Liabilities for future policy benefits for disability claims are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.
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
Our reserves for universal life and deferred annuity contracts are based upon the policyholders’ current account value. Acquisition expenses are amortized in relation to expected gross profits forecast based upon current best estimates of anticipated premium income, investment earnings, benefits and expenses.
Annually, we review our estimates of reserves and deferred policy acquisition cost assets and compare them with actual experience. Differences between actual experience and the assumptions that we used in the pricing of policies, guarantees and riders and in the establishment of the related reserves result in variances in profit and could result in changes in net income. The effects of the changes in such estimated reserves are included in the results of operations in the period in which the changes occur.
Independent Actuary
We engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using considerably more conservative assumptions regarding future investment earnings and contractual benefit payments, than are used for GAAP reserves. During 2008 and 2007, we engaged the services of Griffith, Ballard and Company as our “independent actuarial firm” for the life insurance segment. We anticipate that this engagement will continue in 2009.

United Fire & Casualty Company Form 10-K   |  2008
PENDING ACCOUNTING STANDARDS
Incorporated by reference from Note 1 “Significant Accounting Policies” under the heading “Pending Accounting Standards,” contained in Part II, Item 8 “Financial Statements and Supplementary Data.”
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
Premiums written is a measure of our overall business volume. Net premiums written comprise direct and assumed premiums written, net of what we are charged for reinsurance policies. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for reinsurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. We report premiums written applicable to the unexpired term of a policy as unearned premium subject to reinsurance. We evaluate premiums written as a measure of business production for the period under review.

	Years Ended December 31,
(Dollars in Thousands)	2008	2007
Net premiums written	$496,897	$501,849
Net change in unearned premium	7,564	6,847
Net change in prepaid reinsurance premium	(1,086)	(2,933)

Net premiums earned	$503,375	$505,763

Catastrophe losses utilize the designations of the Insurance Services Office (“ISO”) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is a single unpredictable incident or series of closely related incidents causing severe insured losses that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance programs. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Years Ended December 31,
(Dollars in Thousands)	2008	2007
ISO catastrophes (1)	$73,312	$13,639
Non-ISO catastrophes	2,754	433

Total catastrophes (1)	$76,066	$14,072

(1)	Pending the results of an appeal, this number does not include a $10.8 million judgment, net of reinsurance that was entered and incurred in 2008 in a lawsuit related to Hurricane Katrina.

United Fire & Casualty Company Form 10-K  |  2008
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our consolidated balance sheet includes financial instruments whose fair values are subject to market risk. Market risk is the potential for a decrease in the value of securities resulting from uncontrollable fluctuations such as: interest rate risk, foreign exchange risk, credit risk, equity price risk, inflation, or world political conditions. Our primary market risk is exposure to interest rate risk. Interest rate risk is the price sensitivity of a fixed maturity security or portfolio to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.
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
Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of our fixed maturity securities. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.
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
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2008, our life insurance segment had $786.0 million in deferred annuity liabilities that were specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.
Amounts set forth in Table 1 detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2008. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.19 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be 0.25 years shorter than the duration of the investments supporting the liabilities. The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

United Fire & Casualty Company Form 10-K  |  2008
Table 1—Sensitivity Analysis—Interest Rate Risk

	-200	-100		+100	+200
(Dollars in Thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Estimated fair value of fixed maturities	$2,085,830	$2,024,346	$1,947,912	$1,863,170	$1,777,630
To the extent actual results differ from the assumptions utilized; our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.
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
The following table details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio.
Table 2—Sensitivity Analysis—Equity Price Risk

(Dollars in Thousands)	-10%	Base	10%

Estimated fair value of equity securities	$108,887	$120,985	$133,084
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

United Fire & Casualty Company Form 10-K  |  2008
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
December 31, 2008 and 2007

(In Thousands, Except Per Share Data and Number of Shares)	2008	2007
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $15,146 in 2008 and $27,981 in 2007)	$15,177	$27,343
Available-for-sale, at fair value (amortized cost $1,942,466 in 2008 and $1,786,915 in 2007)	1,898,569	1,812,810
Equity securities, at fair value (cost $66,246 in 2008 and $64,127 in 2007)	120,985	177,720
Trading securities, at fair value (amortized cost $8,713 in 2008 and $9,923 in 2007)	8,055	10,793
Mortgage loans	7,821	19,161
Policy loans	7,808	7,622
Other long-term investments	11,216	12,793
Short-term investments	26,142	78,334

	$2,095,773	$2,146,576

Cash and cash equivalents	$109,582	$252,565
Accrued investment income	27,849	28,431
Premiums receivable (net of allowance for doubtful accounts of $655 in 2008 and $631 in 2007)	134,295	121,059
Deferred policy acquisition costs	158,265	128,998
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $27,994 in 2008 and $30,198 in 2007)	15,275	10,794
Reinsurance receivables and recoverables	60,275	45,475
Prepaid reinsurance premiums	1,559	2,645
Income taxes receivable	26,974	7,439
Deferred income taxes	8,297	—
Other assets	48,986	16,572

TOTAL ASSETS	$2,687,130	$2,760,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses:
Property and casualty insurance	$586,109	$496,083
Life insurance	1,167,665	1,184,977
Unearned premiums	216,966	224,530
Accrued expenses and other liabilities	74,649	63,937
Deferred income taxes	—	39,530

TOTAL LIABILITIES	$2,045,389	$2,009,057

Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,624,086 and 27,195,888 shares issued and outstanding in 2008 and 2007, respectively	$88,747	$90,653
Additional paid-in capital	138,511	149,511
Retained earnings	410,634	439,860
Accumulated other comprehensive income, net of tax	3,849	71,473

TOTAL STOCKHOLDERS’ EQUITY	$641,741	$751,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,687,130	$2,760,554

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K  |  2008
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006

(In Thousands, Except Per Share Data and Number of Shares)	2008	2007	2006

Revenues
Net premiums earned	$503,375	$505,763	$503,122
Investment income, net of investment expenses	107,577	122,439	121,981
Realized investment gains (losses)	(10,383)	9,670	9,965
Other income	880	654	532

	$601,449	$638,526	$635,600

Benefits, Losses and Expenses
Losses and loss settlement expenses	$406,640	$260,714	$292,789
Increase in liability for future policy benefits	23,156	15,666	19,737
Amortization of deferred policy acquisition costs	129,158	136,805	126,898
Other underwriting expenses	28,252	22,918	21,525
Disaster charges and other related expenses	7,202	—	—
Interest on policyholders’ accounts	40,177	43,089	49,159

	$634,585	$479,192	$510,108

Income (loss) before income taxes	$(33,136)	$159,334	$125,492
Federal income tax expense (benefit)	(20,072)	47,942	37,407

Net income (loss)	$(13,064)	$111,392	$88,085

Weighted average common shares outstanding	26,959,875	27,568,742	26,132,531

Basic earnings (loss) per common share	$(0.48)	$4.04	$3.37

Diluted earnings (loss) per common share	$(0.48)	$4.03	$3.36

Cash dividends declared per common share	$0.60	$0.555	$0.495

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K  |  2008
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income,
(In Thousands, Except Per Share Data and Number of Shares)	Stock	Capital	Earnings	Net of Tax	Total

Balances, January 1, 2006	$78,658	$66,242	$268,872	$86,440	$500,212
Net income	—	—	88,085	—	88,085
Change in net unrealized appreciation (1)	—	—	—	7,079	7,079

Total comprehensive income					95,164
Initial recognition of underfunded status of employee benefit plans (2)	—	—	—	(10,168)	(10,168)
Compensation expense and related tax benefit for stock option grants	—	1,371	—	—	1,371
Dividends on common stock, $.495 per share	—	—	(13,196)	—	(13,196)
Issuance of 4,025,000 shares of common stock attributable to common stock offering (3)	13,417	93,545	—	—	106,962
Issuance of 25,380 shares of common stock attributable to exercise of stock options	85	344	—	—	429
Issuance of 840 shares of common stock attributable to employee service awards	3	31	—	—	34

Balances, December 31, 2006	$92,163	$161,533	$343,761	$83,351	$680,808

Net income	—	—	111,392	—	111,392
Change in net unrealized appreciation (1)	—	—	—	(7,940)	(7,940)
Change in underfunded status of employee benefit plans (2)	—	—	—	(3,938)	(3,938)

Total comprehensive income					99,514
Compensation expense and related tax benefit for stock option grants	—	1,710	—	—	1,710
Dividends on common stock, $.555 per share	—	—	(15,293)	—	(15,293)
Repurchase of 497,500 shares of common stock	(1,658)	(14,420)	—	—	(16,078)
Issuance of 43,650 shares of common stock attributable to exercise of stock options	146	666	—	—	812
Issuance of 745 shares of common stock attributable to employee service awards	2	22	—	—	24

Balances, December 31, 2007	$90,653	$149,511	$439,860	$71,473	$751,497

Net loss	—	—	(13,064)	—	(13,064)
Change in net unrealized appreciation (1)	—	—	—	(60,036)	(60,036)
Change in underfunded status of employee benefit plans (2)	—	—	—	(7,588)	(7,588)

Total comprehensive loss					(80,688)
Compensation expense and related tax benefit for stock option grants	—	1,744	—	—	1,744
Dividends on common stock, $.60 per share	—	—	(16,162)	—	(16,162)
Repurchase of 580,792 shares of common stock	(1,936)	(12,881)	—	—	(14,817)
Issuance of 8,350 shares of common stock attributable to exercise of stock options	28	119	—	—	147
Issuance of 640 shares of common stock attributable to employee service awards	2	18	—	—	20

Balances, December 31, 2008	$88,747	$138,511	$410,634	$3,849	$641,741

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.

(3)	The amounts reported are net of underwriting expenses.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K  |  2008
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

(In Thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(13,064)	$111,392	$88,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net bond premium (discount) accretion	3,069	(506)	1,682
Depreciation and amortization	3,616	3,573	3,478
Stock-based compensation expense	1,780	1,377	1,234
Realized investment (gains) losses	10,383	(9,670)	(9,965)
Net cash flows from trading investments	1,866	2,066	(6,184)
Deferred income tax expense (benefit)	(11,752)	2,429	9,963
Changes in:
Accrued investment income	582	(48)	1,849
Premiums receivable	(13,236)	5,630	(11,034)
Deferred policy acquisition costs	7,017	2,932	(6,704)
Reinsurance receivables	(14,800)	8,068	72,618
Prepaid reinsurance premiums	1,086	2,933	(2,563)
Income taxes receivable/payable	(19,535)	2,916	30,334
Other assets	(3,388)	(1,864)	6,024
Funds on deposit for Hurricane Katrina litigation	(29,026)	—	—
Future policy benefits and losses, claims and loss settlement expenses	121,498	(9,442)	(77,057)
Unearned premiums	(7,564)	(6,847)	9,110
Accrued expenses and other liabilities	(961)	(9,812)	(5,512)
Deferred income taxes	338	(467)	(488)
Other, net	5,995	1,120	(413)

Total adjustments	$56,968	$(5,612)	$16,372

Net cash provided by operating activities	$43,904	$105,780	$104,457

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$6,724	$3,689	$2,400
Proceeds from call and maturity of held-to-maturity investments	12,262	17,520	28,448
Proceeds from call and maturity of available-for-sale investments	358,248	326,345	263,538
Proceeds from short-term and other investments	127,516	60,454	77,683
Purchase of available-for-sale investments	(534,668)	(318,725)	(330,173)
Purchase of short-term and other investments	(67,766)	(103,967)	(67,043)
Net purchases and sales of property and equipment	(9,571)	(1,648)	(4,972)

Net cash used in investing activities	$(107,255)	$(16,332)	$(30,119)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$210,939	$217,691	$206,783
Withdrawals from investment and universal life contracts	(259,723)	(279,417)	(283,233)
Payment of cash dividends	(16,162)	(15,293)	(13,196)
Issuance of common stock	167	836	107,425
Repurchase of common stock	(14,817)	(16,078)	—
Tax benefit (expense) from issuance of common stock	(36)	333	137

Net cash (used in) provided by financing activities	$(79,632)	$(91,928)	$17,916

Net Change in Cash and Cash Equivalents	$(142,983)	$(2,480)	$92,254
Cash and Cash Equivalents at Beginning of Year	252,565	255,045	162,791

Cash and Cash Equivalents at End of Year	$109,582	$252,565	$255,045

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K  |  2008

United Fire & Casualty Company Form 10-K  |  2008
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
The accompanying Consolidated Financial Statements include United Fire & Casualty Company (“United Fire”) and its wholly owned subsidiaries: United Life Insurance Company, Lafayette Insurance Company, Addison Insurance Company, American Indemnity Financial Corporation, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyds, an affiliate of United Fire & Indemnity Company, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.
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

United Fire & Casualty Company Form 10-K  |  2008
Property and Casualty Insurance Business
Premiums are reported in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in force.
Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. Policy acquisition costs deferred in 2008, 2007 and 2006 were $111,521,000, $123,362,000 and $124,307,000, respectively. Amortization of deferred policy acquisition costs in 2008, 2007 and 2006 totaled $117,590,000, $123,420,000 and $118,756,000, respectively. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses to be incurred and certain other costs expected to be incurred as the premium is earned.
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
Life Insurance Business
Our whole life and term insurance (traditional business) premiums are reported as earned when due and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (non-traditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of life policy acquisition costs.
The costs of acquiring new life business, principally commissions, certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated terms of non-traditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2008, 2007 and 2006 were $10,620,000, $10,511,000 and $9,295,000, respectively. Amortization of deferred policy acquisition costs in 2008, 2007 and 2006 totaled $11,568,000, $13,385,000 and $8,142,000 respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
The effect on deferred policy acquisition costs that results from the assumed realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. As of December 31, 2008, pre-tax adjustments increased deferred policy acquisition costs by $36,284,000. As of December 31, 2007, pre-tax adjustments decreased deferred policy acquisition costs by $3,831,000.
Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 4.5 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Liabilities for non-traditional business are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using statutory mortality and interest rates, which produce results that are not materially different from GAAP. Liabilities for deferred annuities are carried at the account value.

United Fire & Casualty Company Form 10-K  |  2008
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
Investments
Investments in held-to-maturity fixed maturities are recorded at amortized cost. We have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading securities and equity securities are recorded at fair value. Other long-term investments are recorded on the equity method of accounting. Mortgage loans are recorded at cost. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2008 and 2007, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,270,181,000 and $1,356,649,000, respectively.
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
In 2008, 2007 and 2006, we wrote-down certain holdings in our investment portfolio as a result of other-than-temporary declines in fair value and recorded a pre-tax realized loss of $9,904,000, $105,000 and $406,000, respectively. We continue to review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” for a discussion of our accounting policy for impairment recognition.
Reinsurance
Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 5 “Reinsurance” for a discussion of our reinsurance operations.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, nonnegotiable certificates of deposit with original maturities of 12 months or less and money market accounts.
We made payments for income taxes of $13,817,000, $50,513,000 and $25,306,000 during 2008, 2007 and 2006, respectively. In addition, we received refunds totaling $2,904,000 and $7,783,000 in 2008 and 2007, respectively, due to the carryback of losses. There were no significant payments of interest in 2008, 2007 and 2006, other than payments to policyholders’ accounts related to non-traditional life insurance business.

United Fire & Casualty Company Form 10-K  |  2008
Property, Equipment and Depreciation
Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,556,000, $3,513,000 and $3,418,000 for 2008, 2007 and 2006, respectively.
Amortization of Intangibles
Our intangibles are composed entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset, with any impairment being charged to operations in the period that the impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2008, 2007 or 2006.
Amortization expense totaled $60,000 for each of the three years ended December 31, 2008, 2007 and 2006.
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
We have recognized no liability for unrecognized tax benefits at December 31, 2008 or 2007 or at any time during 2008 or 2007. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file income tax returns under U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.
Contingent Liabilities
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of December 31, 2008, there were in excess of 420 individual policyholder cases pending, and an additional 11 class action cases pending. These cases have been filed in both Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages while other cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

United Fire & Casualty Company Form 10-K  |  2008
Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana.
In light of an April 8, 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, state and federal courts have been reviewing the pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial.
In June 2008, a commercial policyholder was awarded approximately $21,000,000 in additional Hurricane Katrina damages by a Federal Court jury sitting in New Orleans. The claims associated with this litigation represent what we consider to be our single largest exposure as a result of that hurricane. In response to this verdict, we recorded an incurred loss, net of excess of loss of reinsurance, of $10,790,000 in 2008. However, we have filed an appeal of this verdict, as we believe that the award includes damages that were attributable to flooding (and thus excluded from coverage) and that there were other errors at trial prejudicial to us. According to Louisiana law we were required to place $29,026,000 on deposit with the State of Louisiana for this case while we pursue an appeal. This appeal remains pending at December 31, 2008.
In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered a judgment certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claim was at least partially denied or misadjusted. We have appealed this judgment as we feel it is not supported by the evidence. We expect the appeal process to take many months.
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
We consider all of our other litigation pending at December 31, 2008, to be ordinary, routine, and incidental to our business.
Stock-Based Compensation
For our nonqualified stock options, we utilize the Black-Scholes option pricing method to establish the fair value of options granted under our stock award plans. Our determination of the fair value of stock-based payment awards on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected volatility in our stock price, the expected dividends to be paid over the term of the awards, the risk-free interest rate and actual and projected employee stock award exercise activity. Any changes in these assumptions may materially affect the estimated fair value of the award. For our restricted stock awards, we utilize the fair value of our common stock on the date of grant to determine the fair value of the award.
For 2008, 2007 and 2006, we recognized stock-based compensation expense of $1,780,000, $1,377,000 and $1,175,000, respectively. As of December 31, 2008, we have $4,942,000 in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation will be recognized over a term of five years, except with respect to awards that are accelerated by the Board of Directors, in which case any remaining compensation expense would be recognized in the period in which the awards are accelerated.

United Fire & Casualty Company Form 10-K  |  2008
Securities Lending
In April 2008, we began participating in a securities lending program, which generates investment income and discounts other investments fees we are charged, by lending certain investments to other institutions for short periods of time. Borrowers of these securities must deposit collateral, in the form of cash or U.S. Treasury securities, with Northern Trust, the third-party custodian. Collateral deposited by borrowing institutions must be equal to at least 102 percent of the market value of the securities loaned plus accrued interest. Northern Trust monitors the market value of our loaned securities on a daily basis. As the market value of loaned securities fluctuates, in order to maintain collateral values of at least 102 percent, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower. If a borrower defaults under the lending agreement, Northern Trust will use the deposited collateral to purchase the same or similar security as a replacement for the security that was not returned by the borrower. However, if Northern Trust is unable to purchase the same or similar security, we will receive the deposited collateral in place of the borrowed security.
All collateral is held by Northern Trust. We have the right to access the deposited collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the deposited collateral held by Northern Trust, or the obligation to return it at the conclusion of the lending agreement, in our Consolidated Financial Statements. We also maintain effective control of the loaned securities, and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. Our participation in the securities lending program generated investment income of $89,000 in 2008. At December 31, 2008, we had no securities on loan under the program. We resumed our participation in the securities lending program in January 2009.
Pending Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” SFAS No. 141(R) provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) provides revised guidance on the recognition and measurement of goodwill, as well as guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. We are required to apply SFAS No. 141(R) prospectively to business combinations occurring on or after January 1, 2009. Therefore, the adoption of SFAS No. 141(R) will have no impact on the amounts reported in our Consolidated Financial Statements at December 31, 2008.

United Fire & Casualty Company Form 10-K  |  2008
NOTE 2. SUMMARY OF INVESTMENTS
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2008 and 2007, is as follows:

December 31, 2008	(Dollars in Thousands)
		Gross	Gross
	Cost or	Unrealized	Unrealized
Type of Investment	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$1,900	$51	$—	$1,951
Mortgage-backed securities	641	58	—	699
States, municipalities and political subdivisions	11,571	243	270	11,544
All other corporate bonds	1,065	—	113	952

Total Held-to-Maturity Fixed Maturities	$15,177	$352	$383	$15,146

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$17,368	$1,023	$—	$18,391
Mortgage-backed securities	3	—	—	3
All other government	125,147	1,527	233	126,441
States, municipalities and political subdivisions	592,439	14,660	3,312	603,787
All foreign bonds	73,636	525	3,464	70,697
Public utilities	261,689	2,906	7,408	257,187
Corporate bonds
All other corporate bonds	872,184	7,284	57,405	822,063

Total Available-For-Sale Fixed Maturities	$1,942,466	$27,925	$71,822	$1,898,569

Equity securities
Common stocks:
Public utilities	$7,884	$3,053	$276	$10,661
Bank, trust and insurance companies	11,106	38,076	9	49,173
All other common stocks	45,795	23,987	9,316	60,466
Nonredeemable preferred stocks	1,461	—	776	685

Total Available-for-Sale Equity Securities	$66,246	$65,116	$10,377	$120,985

Total Available-for-Sale Securities	$2,008,712	$93,041	$82,199	$2,019,554

United Fire & Casualty Company Form 10-K  |  2008

December 31, 2007	(Dollars in Thousands)
		Gross	Gross
	Cost or	Unrealized	Unrealized
Type of Investment	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$2,911	$69	$—	$2,980
Mortgage-backed securities	794	81	—	875
States, municipalities and political subdivisions	20,131	520	70	20,581
All foreign bonds	2,000	12	—	2,012
All other corporate bonds	1,507	26	—	1,533

Total Held-to-Maturity Fixed Maturities	$27,343	$708	$70	$27,981

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	$19,826	$598	$12	$20,412
Mortgage-backed securities	3	—	—	3
All other government	147,402	439	2,398	145,443
States, municipalities and political subdivisions	524,841	11,882	390	536,333
All foreign bonds	37,354	773	202	37,925
Public utilities	249,812	7,053	762	256,103
Corporate bonds:
Collateralized mortgage obligations	125	—	58	67
All other corporate bonds	807,552	19,338	10,366	816,524

Total Available-For-Sale Fixed Maturities	$1,786,915	$40,083	$14,188	$1,812,810

Equity securities
Common stocks:
Public utilities	$7,884	$6,261	$178	$13,967
Bank, trust and insurance companies	13,610	58,658	576	71,692
All other common stocks	42,403	52,028	2,596	91,835
Nonredeemable preferred stocks	230	—	4	226

Total Available-for-Sale Equity Securities	$64,127	$116,947	$3,354	$177,720

Total Available-for-Sale Securities	$1,851,042	$157,030	$17,542	$1,990,530

United Fire & Casualty Company Form 10-K  |  2008
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2008, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-To-Maturity		Available-For-Sale		Trading
(Dollars in Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2008	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$851	$853	$185,341	$182,742	$—	$—
Due after one year through five years	6,815	6,854	858,286	831,119	2,863	2,789
Due after five years through 10 years	4,970	4,789	673,335	658,640	—	—
Due after 10 years	—	—	208,133	207,674	5,850	5,266
Mortgage-backed securities	641	699	3	3	—	—
Collateralized mortgage obligations	1,900	1,951	17,368	18,391	—	—

	$15,177	$15,146	$1,942,466	$1,898,569	$8,713	$8,055

Proceeds from sales of available-for-sale securities during 2008, 2007 and 2006 were $6,724,000, $3,689,000 and $2,400,000, respectively. Gross gains of $151,000, $929,000 and $235,000 and gross losses of $74,000, $0 and $16,000 were realized on those sales in 2008, 2007 and 2006, respectively.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains. Our portfolio of trading securities had a fair value of $8,055,000 at December 31, 2008 and $10,793,000 at December 31, 2007.
Proceeds from the sale of trading securities were $7,910,000, $5,815,000 and $995,000 in 2008, 2007 and 2006, respectively. Gross gains of $1,994,000, $2,081,000, and $232,000 and gross losses of $71,000, $29,000 and $42,000 were realized on these sales in 2008, 2007 and 2006, respectively. Additional gross gains (losses) of $(1,528,000), $(480,000), and $1,367,000 were realized in 2008, 2007 and 2006, respectively, which were attributable to the change in fair value of these securities.
There were no sales of held-to-maturity securities during 2008, 2007 or 2006.
A summary of net realized investment gains (losses) resulting from sales, calls and other-than-temporary impairments and a summary of net changes in unrealized investment appreciation, less applicable income taxes, is as follows:

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Net realized investment gains (losses)
Fixed maturities	$(11,728)	$2,078	$3,143
Equity securities	1,427	6,020	5,265
Trading securities	(82)	1,572	1,557

	$(10,383)	$9,670	$9,965

Net changes in unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$(128,646)	$(8,382)	$1,703
Deferred policy acquisition costs	36,284	(3,831)	9,188
Income tax effect	32,326	4,273	(3,812)

Change in net unrealized appreciation	$(60,036)	$(7,940)	$7,079

United Fire & Casualty Company Form 10-K  |  2008
Net investment income for the years ended December 31, 2008, 2007 and 2006, is composed of the following:

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Investment income
Interest on fixed maturities	$100,755	$103,632	$102,550
Dividends on equity securities	5,749	6,190	4,862
Income (loss) on other long-term investments(1)	(4,442)	(954)	366
Interest on mortgage loans	851	1,712	1,682
Interest on short-term investments	3,127	2,634	2,268
Interest on cash and cash equivalents	4,710	12,327	12,405
Other	1,588	1,208	1,815

Total investment income	$112,338	$126,749	$125,948
Less investment expenses	4,761	4,310	3,967

Investment income, net	$107,577	$122,439	$121,981

(1)	Includes an adjustment for the changes in fair value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires that other-than-temporary impairment charges be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security, or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains and losses. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.
The following pages present a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2008 and 2007.
We believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have the ability and positive intent to hold the securities until such time as the value recovers or the securities mature.
We attribute the deterioration in value of our equity security portfolio to the current economic conditions that resulted in extreme market volatility in fourth quarter 2008 and not to an explicit matter impacting the financial position of the underlying companies in which we are invested. We have evaluated the unrealized losses reported for all of our equity securities at December 31, 2008, and have concluded that the duration and severity of these losses do not warrant the recognition of an other-than-temporary impairment charge in 2008. Specifically, the unrealized losses reported for individual securities that have been in an unrealized loss position for greater than 12 months has fluctuated significantly during 2008. The largest such loss at December 31, 2008, totaled $2,372,000, for which the fair value (i.e., quoted market price) of the underlying security had approximated our cost basis earlier in the year. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for impairment recognition.

United Fire & Casualty Company Form 10-K  |  2008

(Dollars in Thousands)
December 31, 2008	Less than 12 months			12 months or longer			Total
			Gross
	Number		Unrealized	Number		Gross Unrealized		Gross Unrealized
Type of Investment	of Issues	Fair Value	Depreciation	of Issues	Fair Value	Depreciation	Fair Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds:
United States government:
All other government	—	$—	$—	1	$704	$270	$704	$270
Corporate bonds	6	952	113	—	—	—	952	113

Total Held-to-Maturity Fixed Maturities	6	$952	$113	1	$704	$270	$1,656	$383

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
All other government	3	$11,906	$178	1	$8,072	$55	$19,978	$233
States, municipalities and political subdivisions	75	74,816	1,876	25	23,013	1,436	97,829	3,312
All foreign bonds	17	51,424	2,534	1	2,797	930	54,221	3,464
Public utilities	40	134,172	4,985	6	24,123	2,423	158,295	7,408
Corporate bonds:
All other corporate bonds	144	453,983	30,019	39	105,670	27,386	559,653	57,405

Total Available-For-Sale Fixed Maturities	279	$726,301	$39,592	72	$163,675	$32,230	$889,976	$71,822

Equity securities
Common stocks:
Public utilities	—	$—	$—	2	$382	$276	$382	$276
Bank, trust and insurance companies	—	—	—	1	154	9	154	9
All other common stock	17	11,932	6,528	4	4,946	2,788	16,878	9,316
Nonredeemable preferred stocks	1	514	717	1	171	59	685	776

Total Available-for-Sale Equity Securities	18	$12,446	$7,245	8	$5,653	$3,132	$18,099	$10,377

Total Available-for-Sale Securities	297	$738,747	$46,837	80	$169,328	$35,362	$908,075	$82,199

Total	303	$739,699	$46,950	81	$170,032	$35,632	$909,731	$82,582

United Fire & Casualty Company Form 10-K  |  2008

(Dollars in Thousands)
December 31, 2007	Less than 12 months				12 months or longer				Total
				Gross
	Number			Unrealized	Number			Gross Unrealized			Gross Unrealized
Type of Investment	of Issues	Fair Value		Depreciation	of Issues	Fair Value		Depreciation	Fair Value		Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds:
States, municipalities and political subdivisions	—		$—	$—	2		$1,214	$70		$1,214	$70

Total Held-to-Maturity Fixed Maturities	—		$—	$—	2		$1,214	$70		$1,214	$70

AVAILABLE-FOR-SALE
Fixed maturities
Bonds:
United States government:
Collateralized mortgage obligations	—		$—	$—	1		$2,269	$12		$2,269	$12
All other government	3		14,985	613	16		69,727	1,785		84,712	2,398
States, municipalities and political subdivisions	30		28,176	196	7		5,918	194		34,094	390
All foreign bonds	2		4,559	173	2		6,963	29		11,522	202
Public utilities	7		20,567	109	14		41,169	653		61,736	762
Corporate bonds:
Collateralized mortgage obligations	—		—	—	1		67	58		67	58
All other corporate bonds	42		99,748	6,785	32		101,263	3,581		201,011	10,366

Total Available-For-Sale Fixed Maturities	84		$168,035	$7,876	73		$227,376	$6,312		$395,411	$14,188

Equity securities
Common stocks:		$		$		$		$	$		$
Public utilities	6		$580	$79	1		$1,005	$99		$1,585	$178
Bank, trust and insurance companies	12		$3,244	$498	1		$214	$78		$3,458	$576
All other common Stock	31		$8,008	$2,308	6		$3,481	$288		$11,489	$2,596
Nonredeemable preferred stocks	—		—	—	3		226	4		226	4

Total Available-for-Sale Equity Securities	49		$11,832	$2,885	11		$4,926	$469		$16,758	$3,354

Total Available-for-Sale Securities	133		$179,867	$10,761	84		$232,302	$6,781		$412,169	$17,542

Total	133		$179,867	$10,761	86		$233,516	$6,851		$413,383	$17,612

United Fire & Casualty Company Form 10-K  |  2008
NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.
In most cases, quoted market prices were used to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. Where quoted market prices do not exist, fair values are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.
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
Other long-term investments consist primarily of holdings in limited partnership funds that are valued by the various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value at December 31, 2008 and 2007.
For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.
The fair value of the liabilities for all annuity products is calculated based upon the estimated value of the business, using current market rates and forecast assumptions and risk-adjusted discount rates, in accordance with the provisions of SFAS No. 157, “Fair Value Measurements,” when relevant observable market data does not exist.
A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2008 and 2007 is as follows:

At December 31	2008		2007
(Dollars In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments:
Held-to-maturity fixed maturities	$15,146	$15,177	$27,981	$27,343
Available-for-sale fixed maturities	1,898,569	1,898,569	1,812,810	1,812,810
Equity securities	120,985	120,985	177,720	177,720
Trading securities	8,055	8,055	10,793	10,793
Mortgage loans	8,719	7,821	18,188	19,161
Policy loans	7,808	7,808	7,622	7,622
Other long-term investments	11,216	11,216	12,793	12,793
Short-term investments	26,142	26,142	78,334	78,334
Cash and cash equivalents	109,582	109,582	252,565	252,565
Accrued investment income	27,849	27,849	28,431	28,431
Liabilities
Policy Reserves:
Annuity (accumulations)	$748,506	$786,063	$821,587	$838,268
Annuity (benefit payments)	69,976	73,094	64,394	66,225

United Fire & Casualty Company Form 10-K  |  2008
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which was effective January 1, 2008. SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements as we did not elect the fair value option to measure and report any eligible financial assets or financial liabilities at fair value.
In September 2006, the FASB issued SFAS No. 157, which was effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance on fair value.
In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the application of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the issuance of FSP SFAS 157-2, we did not apply the provisions of SFAS No. 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of FSP FAS 157-2.
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” with an immediate effective date. FSP SFAS No. 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.
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
Level 2: Valuations are based on quoted prices, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.
Level 3: Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.

United Fire & Casualty Company Form 10-K  |  2008
The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2008:

(Dollars in Thousands)	December 31,	Fair Value Measurements
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$1,898,569	$—	$1,892,315	$6,254
Equity securities	120,985	117,580	1,554	1,851
Trading securities	8,055	—	8,055	—
Short-term investments	26,142	26,142	—	—
Money market accounts	70,742	70,742	—	—

Total assets	$2,124,493	$214,464	$1,901,924	$8,105

The fair value of securities that are categorized as Level 1 is based on quoted market prices that are readily and regularly available.
The fair value of securities that are categorized as Level 2 is determined by management, relying in part on market values obtained from independent pricing services and brokers. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date. Our independent pricing services and brokers obtain prices from reputable pricing vendors in the marketplace. They continually monitor and review the external pricing sources, while actively participating to resolve any pricing issues that may arise.
The securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain impaired securities for which there is not an active market. The fair value of our Level 3 impaired securities was determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows.
If the security has been written down or is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management’s expertise to determine fair value. We have the ability and the positive intent to hold these securities until such time that we are able to recover all or a portion of our original investment. If the security does not have a market at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor the security after the balance sheet date to confirm that their estimated fair value is reasonable.
The following table provides a summary of the changes in fair value of our Level 3 securities for 2008:

	Available-for-sale	Equity
(Dollars in Thousands)	fixed maturities	securities	Total
Balance at January 1, 2008	$1,527	$1,277	$2,804
Realized gains (losses) (1)	(8,473)	—	(8,473)
Unrealized gains (losses) (1)	(113)	60	(53)
Amortization	(37)	—	(37)
Purchases and disposals	(96)	—	(96)
Transfers in/out	13,446	514	13,960

Balance at December 31, 2008	$6,254	$1,851	$8,105

(1)	Realized gains (losses) are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income (loss).

United Fire & Casualty Company Form 10-K  |  2008
The amounts reported in the previous table as realized and unrealized losses and transfers in relate primarily to the life insurance segment’s holdings of certain fixed maturity securities in default, for which an other-than-temporary impairment charge of $8,473,000 was recorded in 2008.
NOTE 4. SHORT-TERM BORROWINGS
We maintain a $50,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. No outstanding loan balances existed at December 31, 2008 and 2007, nor did we borrow against this line of credit in 2008, 2007 or 2006. As of December 31, 2008, approximately $186,000 of the line of credit was allocated towards letters of credit we have issued as a result of our reinsurance operations.
NOTE 5. REINSURANCE
Property and Casualty Insurance Segment
Ceded and Assumed Reinsurance
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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. At December 31, 2008, there were no reinsurance balances for which collection is at risk that would result in a material impact on our Consolidated Financial Statements.
We assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage. The majority of our assumed reinsurance business expired on or before December 31, 2000. In 2006, we made the decision to cancel one of our largest remaining assumed contracts. This decision was made in response due to the loss of available reinsurance protection, leaving us with a larger percentage of the total exposure than we were comfortable with. We limit our exposure on our remaining assumed reinsurance contracts through selective renewal. However, we still have exposure related to the assumed reinsurance contracts that we have elected to continue writing and those that are in runoff status.
Premiums, and loss and loss settlement expenses related to our ceded and assumed business is as follows:

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Ceded Business:
Ceded premiums written	$37,127	$41,046	$47,018
Ceded premiums earned	38,212	43,979	44,455
Loss and loss settlement expenses ceded	24,485	9,278	25,203

Assumed Business:
Assumed premiums written	$12,660	$16,907	$19,000
Assumed premiums earned	12,953	17,647	18,767
Loss and loss settlement expenses assumed	4,122	8,211	10,988

United Fire & Casualty Company Form 10-K  |  2008
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance treaties. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

	2008 Reinsurance Program			2007 Reinsurance Program
(Dollars in Thousands)	Stated			Stated
Type of Reinsurance Treaty	Retention	Limits	Coverage	Retention	Limits	Coverage
Casualty excess of loss	$2,000	$20,000	100% of $18,000	$2,000	$20,000	100% of $18,000
Property excess of loss	2,000	12,000	100% of $10,000	2,000	12,000	100% of $10,000
Umbrella excess of loss	1,000	10,000	100% of $9,000	1,000	10,000	100% of $9,000
Surety excess of loss	1,500	22,500	88% of $21,000	1,500	20,000	89% of $18,500
Property catastrophe, excess	20,000	200,000	95% of $180,000	20,000	200,000	95% of $180,000
Boiler and machinery	N/A	50,000	100% of $50,000	N/A	50,000	100% of $50,000
In the event that we incur catastrophe losses covered by our reinsurance program, our catastrophe reinsurance treaty provides one guaranteed reinstatement at 100 percent of the original premium.
Life Insurance Segment
Ceded and Assumed Reinsurance
United Life Insurance Company purchases reinsurance to limit the dollar amount of any one risk of loss. On standard individual life cases where the insured is age 65 or younger, our retention is $200,000. On standard individual life cases where the insured is age 66 or older, our retention is $80,000. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (stated retention limit) and a maximum payout.
We began the assumption of credit life and accident and health insurance in 2002. We discontinued this practice in 2004. We have an immaterial exposure related to our assumed reinsurance contracts that are in a runoff status.

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Ceded Business:
Ceded insurance in force	$836,784	$737,561	$658,817
Ceded premiums earned	1,729	1,664	1,497
Loss and loss settlement expenses ceded	1,588	813	596

Assumed Business:
Assumed insurance in force	$322	$1,458	$4,245
Assumed premiums earned	10	36	97
Loss and loss settlement expenses assumed	15	29	101

United Fire & Casualty Company Form 10-K  |  2008
The ceding of insurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 92.8 percent of ceded life insurance in force as of December 31, 2008, has been ceded to four reinsurers (Generali USA Reassurance Company, Hannover Life Reassurance Company of America, American United Life Insurance Company and RGA Reinsurance Company).
NOTE 6. RESERVES FOR LOSS AND LOSS SETTLEMENT EXPENSES
Because property and casualty insurance reserves are estimates of the unpaid portions of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts, which are based on management’s best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in losses and loss settlement expenses in the accompanying Consolidated Statements of Income in the period such changes are determined.
The table below provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2008, 2007 and 2006 (net of reinsurance amounts). The deficiency in 2008 was attributable to an increase we made in our prior accident year loss reserves due to additional development from Hurricane Katrina, which included a federal court ruling and judgment which is currently under appeal, and deterioration in our other liability lines of business which includes claims for construction defects.
The favorable development in 2007 and 2006 resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This reestimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized is the development of reserves for IBNR claims and loss settlement expenses at a level significantly less than anticipated at December 31 of the prior year. We attribute this favorable development to the fact that during recent years, we have experienced abnormally low levels of noncatastrophe claims frequency, due to improvements in our underwriting process.
We have not altered our reserving process during 2008.
Conditions and trends that have affected the reserve development for a given year may change. Therefore, such development cannot be used to extrapolate future reserve redundancies or deficiencies.

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Gross liability for loss and loss settlement expenses at beginning of year	$496,083	$518,886	$620,100
Ceded loss and loss settlement expenses	(38,800)	(40,560)	(60,137)

Net liability for losses and loss settlement expenses at beginning of year	$457,283	$478,326	$559,963

Losses and loss settlement expenses incurred for claims occurring during
Current year	$392,801	$291,046	$303,469
Prior years	548	(45,201)	(24,965)

Total incurred	$393,349	$245,845	$278,504

Losses and loss settlement expense payments for claims occurring during
Current year	$176,882	$118,295	$129,686
Prior years	140,149	148,593	230,455

Total paid	$317,031	$266,888	$360,141

Net liability for losses and loss settlement expenses at end of year	$533,601	$457,283	$478,326
Ceded loss and loss settlement expenses	52,508	38,800	40,560

Gross liability for losses and loss settlement expenses at end of year	$586,109	$496,083	$518,886

United Fire & Casualty Company Form 10-K  |  2008
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
Statutory capital and surplus in regards to policyholders at December 31, 2008, 2007 and 2006 and net income (loss) for the years then ended are as follows:

	Statutory	Statutory Net
(Dollars in Thousands)	Capital and Surplus	Income (Loss)
2008
Property and casualty (1)	$553,058	$(3,203)
Life, accident and health	157,003	646

2007
Property and casualty (1)	$648,451	$105,083
Life, accident and health	164,168	15,115

2006
Property and casualty (1)	$575,983	$71,564
Life, accident and health	151,676	18,006

(1)	Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus and therefore represents our total consolidated statutory capital and surplus.
All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. Statutory accounting practices primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, life insurance reserves are established based on different actuarial assumptions and the values reported for investments and deferred taxes are established on a different basis.
Our property and casualty and life insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No permitted accounting practices were used to prepare our statutory-basis financial statements during 2008, 2007 and 2006.
We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2008, both United Life Insurance Company and United Fire and its property and casualty subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels.
The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $55,306,000 in dividend distributions to stockholders in 2009 without prior approval. We paid dividends of $16,162,000, $15,293,000 and $13,196,000 in 2008, 2007 and 2006, respectively. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. In 2008, 2007 and 2006, United Fire received $4,000,000 in dividends from United Life Insurance Company. Also, in 2007, United Fire received an $8,000,000 dividend from American Indemnity Financial Corporation.

United Fire & Casualty Company Form 10-K  |  2008
Pursuant to the sale of American Indemnity Company in 2006, we implemented a plan of corporate reorganization. Part of this plan entailed the distribution of the majority of American Indemnity Company’s net assets to United Fire. This distribution was recognized by United Fire in 2006 as a $34,700,000 intercompany dividend.
NOTE 8. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Current	$(8,658)	$45,980	$27,932
Deferred	(11,414)	1,962	9,475

Total	$(20,072)	$47,942	$37,407

A reconciliation of income tax expense (benefit) (computed at the applicable federal tax rate of 35 percent) to the amount recorded in the accompanying Consolidated Financial Statements is as follows:

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Computed expected income tax expense (benefit)	$(11,598)	$55,766	$43,922
Tax-exempt municipal bond interest income	(6,954)	(6,138)	(4,653)
Nontaxable dividend income	(1,219)	(1,289)	(1,035)
Valuation allowance reduction	—	(548)	(1,095)
Other, net	(301)	151	268

Federal income tax expense (benefit)	$(20,072)	$47,942	$37,407

The significant components of the net deferred tax liability at December 31, 2008 and 2007 are as follows:

(Dollars in Thousands)
December 31	2008	2007
Deferred tax liabilities:
Net unrealized appreciation on investment securities	$3,785	$48,849
Deferred policy acquisition costs	52,041	41,938
Pension	3,891	3,550
Net bond discount accretion and premium amortization	2,342	3,829
Miscellaneous	1,850	1,582

Gross deferred tax liability	$63,909	$99,748

Deferred tax assets:
Financial statement reserves in excess of income tax reserves	$27,043	$24,168
Unearned premium adjustment	14,984	15,405
Net operating loss carryforwards	5,647	5,647
Underfunded benefit plan obligation	11,681	7,596
Postretirement benefits other than pensions	6,121	5,513
Investment impairments	4,603	1,972
Salvage and subrogation	1,565	1,377
Miscellaneous	6,209	4,187

Gross deferred tax asset	$77,853	$65,865
Valuation allowance	(5,647)	(5,647)

Deferred tax asset	$72,206	$60,218

Net deferred tax liability (asset)	$(8,297)	$39,530

United Fire & Casualty Company Form 10-K  |  2008
As of December 31, 2008, we have a gross deferred tax asset for net operating loss carryforwards totaling $17,215,000, all of which was acquired as part of our purchase of American Indemnity Financial Corporation. Net operating loss carryforwards totaling $769,000 and $5,491,000 expire in 2010 and 2011, respectively, and can only be used to offset future income of our property and casualty insurance segment. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2008, we recorded a valuation allowance of $5,647,000. As we determine that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to our current federal income tax expense.
NOTE 9. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Other Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy is to fund this plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute approximately $4,000,000 to the plan in 2009.
We also offer a health and dental benefit plan to all of our eligible employees and retirees, which is composed of two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. The plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the plan. The plan’s contract administrators are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within 12 months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the plan, which relates primarily to our postretirement benefit program.
Valuation of Investments
The investment in United Fire common stock is stated at fair value based upon the closing price reported on a recognized securities exchange on the last business day of the year or, when no trades are reported, the bid price on that date. Our common stock is actively traded.
Investments in equity securities are stated at fair value based upon quoted market prices reported on recognized securities exchanges on the last business day of the year. Investments in fixed maturity securities are stated at fair value based upon quoted market prices reported on recognized securities exchanges on the last business day of the year. Purchases and sales of securities are recorded as of the trade date.

United Fire & Casualty Company Form 10-K  |  2008
The following is a summary of the plan’s weighted average asset allocations at December 31, 2008 and 2007 by asset category:

Pension Plan Assets (Dollars in Thousands)	2008	% of Total	2007	% of Total	Target Allocation
Fixed maturity and equity securities:
United Fire common stock - 202,058 shares	$6,278	13.0%	$5,879	10.1%	5–15%
Other fixed maturity and equity securities	24,698	51.3	32,005	55.2	50–70
United Life Insurance Company annuity	8,447	17.6	7,989	13.8	10–20
Cash and cash equivalents including money market funds	8,699	18.1	12,105	20.9	10–25

Total plan assets	$48,122	100.0%	$57,978	100.0%

Dividends on shares of United Fire common stock totaled $121,000, $109,000 and $100,000 in 2008, 2007 and 2006, respectively. The annuity fund purchased from United Life Insurance Company is credited with compound interest on the average fund balance for the year. The interest rate will be equivalent to the ratio of net investment income to mean assets of United Life Insurance Company. It is our policy to structure our pension plan portfolio based upon a long-term, strategic outlook of the investment markets. We utilize historical and forward-looking return forecasts to establish future return expectations for our various asset categories. These investment return expectations are used to develop our asset allocation based on the specific needs of the pension plan. We utilize multiple investment managers in order to maximize the plan’s return while minimizing risk.
Estimates and Assumptions
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
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Other Retiree Benefits
December 31,	2008	2007	2008	2007
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00	4.00	N/A	N/A

United Fire & Casualty Company Form 10-K  |  2008
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Other Retiree Benefits
January 1,	2008	2007	2006	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.25	8.25	8.25	N/A	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31	2008	2007	2008	2007
Health care cost trend rates assumed for next year	9.0%	10.0%	5.25%	5.25%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	5.25	5.25	N/A	N/A
Year that the rate reaches the ultimate trend rate	2013	2013	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(Dollars in Thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$457	$(420)
Effect on the health care component of the accumulated postretirement benefit obligation	3,161	(2,568)

United Fire & Casualty Company Form 10-K  |  2008
Benefit Obligation and Funded Status
We use a December 31 measurement date for our noncontributory defined benefit pension plan and other retiree benefit plan. The following table provides a reconciliation of benefit obligations, plan assets and funded status of these plans:

(Dollars in Thousands)	Pension Benefits		Other Retiree Benefits
Years Ended December 31	2008	2007	2008	2007
Reconciliation of projected benefit obligation
Benefit obligation at beginning of year	$67,959	$61,014	$18,163	$14,624
Service cost	2,709	2,555	1,225	919
Interest cost	3,872	3,610	1,086	900
Actuarial (gain) loss	(2,238)	2,820	(970)	2,260
Benefit payments and adjustments	(2,060)	(2,040)	(546)	(540)

Benefit obligation at end of year (1)	$70,242	$67,959	$18,958	$18,163

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$57,978	$53,240	$—	$—
Actual return on plan assets	(11,296)	2,378	—	—
Employer contributions	3,500	4,400	546	540
Benefit payments and adjustments	(2,060)	(2,040)	(546)	(540)

Fair value of plan assets at end of year	$48,122	$57,978	$—	$—

Funded status at end of year	$(22,120)	$(9,981)	$(18,958)	$(18,163)

(1)	For the noncontributory defined pension benefit plan, the benefit obligation is the projected benefit obligation. For the other retiree benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $58,227,000 and $55,993,000 at December 31, 2008 and 2007, respectively.
The following table displays the effect that our unrecognized prior service costs and actuarial loss had on accumulated other comprehensive income (loss).

(Dollars in Thousands)	Pension Benefits		Other Retiree Benefits
Years Ended December 31	2008	2007	2008	2007
Other amounts recognized in accumulated other comprehensive income (AOCI):
Unrecognized prior service cost	$103	$210	$(147)	$(202)
Unrecognized actuarial loss	32,118	19,398	1,302	2,296

Total other amounts recognized in AOCI	$32,221	$19,608	$1,155	$2,094

The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately 10 years. This period represents the average remaining employee service period until the date of full eligibility. We anticipate amortization of prior service costs and net losses for our pension plan in 2009 to be $75,000 and $2,394,000, respectively.

United Fire & Casualty Company Form 10-K  |  2008
Net Periodic Benefit Cost
Components of net periodic benefit cost were as follows:

(Dollars in Thousands)	Pension Benefits			Other Retiree Benefits
Years Ended December 31	2008	2007	2006	2008	2007	2006
Net periodic benefit cost:
Service cost	$2,709	$2,555	$2,402	$1,225	$919	$718
Interest cost	3,872	3,610	3,160	1,086	900	756
Expected return on plan assets	(4,846)	(4,536)	(3,920)	—	—	—
Amortization of prior service cost	107	108	107	(55)	(18)	(12)
Amortization of net loss	1,185	1,090	808	24	—	—

Net periodic benefit cost	$3,027	$2,827	$2,557	$2,280	$1,801	$1,462

Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years.

(Dollars in Thousands)	2009	2010	2011	2012	2013	2014–2018
Pension Benefits	$2,334	$2,510	$2,597	$2,855	$3,157	$18,748

Other retiree benefits:
Excluding Modernization Act subsidy	697	798	872	934	1,027	6,620
Expected Modernization Act subsidy	(81)	(91)	(103)	(116)	(129)	(880)

Other benefits	$616	$707	$769	$818	$898	$5,740

Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the plan for 2008, 2007 and 2006, was $974,000, $4,107,000 and $3,892,000, respectively.
We have an employee stock ownership plan for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining 21 years of age. Contributions to this plan are made at our discretion. These contributions are based upon a percentage of the total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2008, 2007 and 2006, the employee stock ownership plan owned 241,796, 244,386 and 248,764 shares of United Fire common stock, respectively. Shares owned by the employee stock ownership plan are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. We made contributions to the plan of $150,000, $275,000 and $650,000 in 2008, 2007 and 2006, respectively.

United Fire & Casualty Company Form 10-K  |  2008
NOTE 10. STOCK OPTION PLANS
Nonqualified Employee Stock Option Plan
At our annual stockholders’ meeting on May 21, 2008, United Fire stockholders approved the United Fire 2008 Stock Plan, which was an amendment and restatement of the United Fire Nonqualified Employee Stock Option Plan. The key changes to the plan increased the number of shares of our common stock available for issuance from 1,000,000 to 1,900,000 and provided for the issuance of restricted stock awards, stock appreciation rights, and incentive stock options, as defined in Section 422 of the Internal Revenue Code.
The 2008 Stock Plan authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 1,021,025 authorized shares available for future issuance at December 31, 2008. The plan is administered by the Board of Directors. The board has the authority to determine which employees will receive awards under the plan, when awards will be granted, and the terms and conditions of the awards. The board may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the board may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
Option awards granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. Option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless accelerated upon the approval by the Board of Directors. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted stock awards granted pursuant to the 2008 Stock Plan vest in five full years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. Restricted stock awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in our 2008 Stock Plan is displayed in the following table.

	Year-Ended
Authorized Shares Available for Future Award Grants	December 31, 2008	Inception to Date
Beginning balance	310,908	1,000,000
Additional authorization from 2008 Stock Plan	900,000	900,000
Number of awards granted	(193,683)	(921,475)
Number of awards forfeited or expired	3,800	42,500

Ending balance	1,021,025	1,021,025
Number of option awards exercised	5,950	166,442
Number of restricted stock awards vested	—	—

United Fire & Casualty Company Form 10-K  |  2008
Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at December 31, 2008. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Year-Ended
Authorized Shares Available for Future Award Grants	December 31, 2008	Inception to Date
Beginning balance	100,003	150,000
Number of awards granted	(30,000)	(86,000)
Number of awards forfeited or expired	—	6,003

Ending balance	70,003	70,003
Number of awards exercised	—	—
Analysis of Award Activity
The analysis below details the activity of both of our stock option plans and the ad hoc options, which were granted prior to the adoption of the other plans, for 2008. Information on the options outstanding at December 31, 2008, is also presented.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
Options	Shares	Price	Life (Yrs)	(In Thousands)
Outstanding at January 1, 2008	619,997	$31.64
Granted	204,219	33.97
Exercised	(8,350)	17.57
Forfeited or expired	(3,800)	34.06

Outstanding at December 31, 2008	812,066	$32.35	7.37	$1,574

Exercisable at December 31, 2008	327,799	$29.46	6.14	$529

Intrinsic value is the difference between our share price on the last day of trading, December 31, 2008 and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on December 31, 2008. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $125,000, $774,000 and $448,000 in 2008, 2007 and 2006, respectively.
At December 31, 2008 we had 19,464 restricted stock awards outstanding, all of which were granted in May 2008 at a fair value of $33.43 per share, which resulted in $634,000 of compensation expense to be recognized over the next five years during the vesting period. The intrinsic value of the restricted stock awards outstanding totaled $605,000 for 2008.

United Fire & Casualty Company Form 10-K  |  2008
Assumptions
The weighted-average grant-date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

December 31,	2008	2007	2006
Risk-free interest rate	3.32%	4.60%	4.60%
Expected option life (in years)	7.0	7.0	7.0
Expected annual dividend per share	$0.60	$0.495	$0.48
Expected volatility of the Company’s stock	26.57%	28.28%	26.42%

Weighted-average grant-date fair value of options granted during the year	$9.54	$11.71	$12.75

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding
		Weighted-
		Average		Options Exercisable
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Yrs)	Exercise Price	Exercisable	Exercise Price
$13.01 – 20.00	57,350	3.78	16.32	57,350	16.32
20.01 – 27.00	66,050	5.13	21.66	51,450	21.66
27.01 – 34.00	362,916	8.45	32.79	95,699	31.41
34.01 – 41.00	325,750	8.29	36.86	123,300	37.31

$13.01 – 41.00	812,066	7.37	32.35	327,799	29.46

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
Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 92.6 percent of our property and casualty insurance premiums earned for 2008. Our personal lines represented 7.4 percent of our property and casualty insurance premiums earned for 2008.
Products
Our primary commercial policies are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers’ compensation and surety. Our personal lines consist primarily of automobile and fire and allied lines coverage, including homeowners.

United Fire & Casualty Company Form 10-K  |  2008
Pricing
The pricing of our property and casualty insurance products are based on many factors including state regulation and legislation, competition, business and economic conditions such as: inflation, market rates of interest, expenses, the frequency and severity of claims, and the outcome of judicial decisions. Additionally, many state regulators consider investment income when establishing or approving rates, which can reduce the margin for profit that we include in the rating formula.
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
Disaster Charges and Other Related Expenses
In June 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa, that caused extensive damage to the first and lower levels of our buildings. We recorded $6,803,000 of flood-related expenses, net of insurance, in 2008, which primarily relates to costs incurred to clean up and restore our Cedar Rapids, Iowa home office and contents, and we anticipate incurring additional expenses for reconstruction and other related costs. A portion of these costs may be subject to recovery. We have received insurance reimbursements totaling $3,106,000, which have offset the expenses incurred through December 31, 2008. Since December 31, 2008 we have received an additional $978,000 in insurance recoveries.
In September 2008, our New Orleans, Louisiana claims office in Metairie closed for three days due to Hurricane Gustav and our Gulf Coast regional office in Galveston, Texas was temporarily closed for three weeks due to Hurricane Ike. We recorded $399,000 of hurricane-related expenses in 2008, which primarily relates to costs incurred to remove damaged contents from the affected areas and establish a temporary facility for our Gulf Coast regional office. We anticipate incurring additional expenses for the clean-up and restoration of the affected areas and other related costs. A portion of these costs will be subject to recovery under our insurance. As of December 31, 2008, no such recovery has been recorded against the expenses incurred.
We believe that any additional charges incurred in 2009 would be minimal and immaterial and to our results of operations.
Life Insurance Segment
Products
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are single premium annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. We do not write variable annuities or variable insurance products.
Life insurance in force, before ceded reinsurance, totaled $4,589,010,000 and $4,467,206,000 as of December 31, 2008 and 2007, respectively. Traditional life insurance products represented 61 percent and 59 percent of our insurance in force at December 31, 2008 and 2007, respectively. Universal life insurance represented 36 percent and 38 percent of insurance in force at December 31, 2008 and 2007, respectively.

United Fire & Casualty Company Form 10-K  |  2008
Pricing
Premiums for our life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on our experience, as well as the industry in general, depending upon the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.
Premiums Earned by Segment
The following table set forth our net premiums earned and other considerations by segment before intersegment eliminations.

(Dollars in Thousands)
Year Ended December 31	2008	2007	2006
Property and Casualty Insurance Segment
Net premiums earned:
Fire and allied lines (1)	$130,570	$138,611	$145,373
Other liability (2)	134,429	136,704	130,358
Automobile	113,832	112,768	111,870
Workers’ compensation	52,792	48,359	42,079
Fidelity and surety	22,244	21,848	22,021
Reinsurance assumed	10,530	13,682	14,131
Miscellaneous	1,184	1,162	1,199

Total net premiums earned	$465,581	$473,134	$467,031

Life Insurance Segment
Net premiums earned and other considerations:
Ordinary life	$21,617	$18,542	$20,875
Universal life and investment-type product policy fees	9,653	10,080	9,923
Accident and health	1,790	2,090	2,716
Annuities	4,505	1,325	1,109
Credit life	271	604	1,375
Group life	239	200	326

Total net premiums earned and other considerations	$38,075	$32,841	$36,324

(1)	Fire and allied lines includes fire, allied lines, homeowners, commercial multiple peril and inland marine.

(2)	Other liability is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

United Fire & Casualty Company Form 10-K  |  2008
Total revenue by segment includes sales to outside customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to outside customers. The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for 2008, 2007 and 2006, are reported in the property and casualty insurance segment.

(Dollars in Thousands)
Years Ended December 31	2008	2007	2006
Property and Casualty Insurance Segment
Revenues
Net premiums earned	$465,581	$473,134	$467,031
Net investment income	33,618	43,507	40,356
Realized investment gains	1,879	7,099	6,986
Other income (expense)	(55)	59	(108)

Total reportable segment	$501,023	$523,799	$514,265

Intersegment eliminations	(166)	(144)	(131)

Total revenues	$500,857	$523,655	$514,134

Net income (loss) before income taxes
Revenues	$501,023	$523,799	$514,265
Benefits, losses and expenses	537,569	384,855	410,762

Total reportable segment	$(36,546)	$138,944	$103,503

Intersegment eliminations	116	68	102

Income (loss) before income taxes	$(36,430)	$139,012	$103,605

Income tax expense (benefit)	(21,274)	40,787	29,635

Net income (loss)	$(15,156)	$98,225	$73,970

Assets
Total reportable segment	$1,495,883	$1,554,490	$1,524,790
Intersegment eliminations	(185,116)	(230,373)	(224,667)

Total assets	$1,310,767	$1,324,117	$1,300,123

Life Insurance Segment
Revenues
Net premiums earned and other considerations	$38,075	$32,841	$36,324
Net investment income	74,125	78,986	81,650
Realized investment gains (losses)	(12,262)	2,571	2,979
Other income	935	595	640

Total reportable segment	$100,873	$114,993	$121,593

Intersegment eliminations	(281)	(122)	(127)

Total revenues	$100,592	$114,871	$121,466

Net income before income taxes
Revenues	$100,873	$114,993	$121,593
Benefits, losses and expenses	97,464	94,699	99,729

Total reportable segment	$3,409	$20,294	$21,864

Intersegment eliminations	(115)	28	23

Income before income taxes	$3,294	$20,322	$21,887

Income tax expense	1,202	7,155	7,772

Net income	$2,092	$13,167	$14,115

Assets	$1,376,363	$1,436,437	$1,475,944

Consolidated Totals
Total consolidated revenues	$601,449	$638,526	$635,600
Total consolidated net income (loss)	$(13,064)	$111,392	$88,085
Total consolidated assets	$2,687,130	$2,760,554	$2,776,067

United Fire & Casualty Company Form 10-K  |  2008
NOTE 12. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information.

(In Thousands, Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year ended December 31, 2008
Total revenues	$150,043	$152,246	$149,381	$149,779	$601,449

Income (loss) before income taxes	26,823	(5,388)	(28,201)	(26,370)	(33,136)

Net income (loss)	$20,127	$(1,523)	$(16,826)	$(14,842)	$(13,064)

Basic earnings (loss) per common share (1)	$0.74	$(0.06)	$(0.63)	$(0.56)	$(0.48)

Diluted earnings (loss) per common share (1)	0.74	(0.06)	(0.63)	(0.56)	(0.48)

Year ended December 31, 2007
Total revenues	$156,100	$158,450	$158,219	$165,757	$638,526

Income before income taxes	49,525	45,179	26,470	38,160	159,334

Net income	$34,610	$31,252	$19,071	$26,459	$111,392

Basic earnings per common share (1)	$1.25	$1.13	$0.69	$0.97	$4.04

Diluted earnings per common share (1)	1.25	1.13	0.69	0.97	4.03

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.
NOTE 13. EARNINGS AND DIVIDENDS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share gives effect to all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options.
We determine the dilutive effect of our stock options outstanding using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding options whose exercise price is less than the weighted-average fair market value of our stock during the reporting period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of common stock at the weighted-average fair market value of the stock during the reporting period. The net of the assumed options exercised and assumed common shares repurchased represent the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.
The components of basic and diluted earnings per share are displayed in the table below.

Years ended December 31	2008		2007		2006
(In Thousands, Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(13,064)	$(13,064)	$111,392	$111,392	$88,085	$88,085
Weighted-average common shares outstanding	26,960	26,960	27,569	27,569	26,133	26,133
Add dilutive effect of stock options	—	—	—	71	—	69

Weighted-average common shares for EPS calculation	26,960	26,960	27,569	27,640	26,133	26,202

Earnings (loss) per common share	$(0.48)	$(0.48)	$4.04	$4.03	$3.37	$3.36

Stock options excluded from diluted EPS calculation (1)	—	832	—	138	—	142

(1)	Outstanding options to purchase shares of common stock (in all years presented) were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

United Fire & Casualty Company Form 10-K  |  2008
NOTE 14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in stockholders’ equity during a period except those resulting from investments by and dividends to stockholders. The following table sets forth the components of comprehensive income (loss) and the related tax effects for 2008, 2007 and 2006.

	Years Ended December 31,
(In Thousands)	2008	2007	2006
Net income (loss)	$(13,064)	$111,392	$88,085

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	(102,745)	(2,543)	20,856
Adjustment for net realized (gains) losses included in income	10,383	(9,670)	(9,965)
Change in unrecognized employee benefit costs	(12,934)	(7,239)	—
Adjustment for costs included in employee benefit expense	1,261	1,180	—

Other comprehensive income (loss), before tax	(104,035)	(18,272)	10,891
Income tax effect	36,411	6,394	(3,812)

Other comprehensive income (loss), after tax	(67,624)	(11,878)	7,079

Comprehensive income (loss)	$(80,688)	$99,514	$95,164

NOTE 15. LEASE COMMITMENTS
At December 31, 2008, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $4,085,000, $4,785,000 and $4,714,000 for 2008, 2007 and 2006, respectively.
Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expires in December 2014. The annual lease payments for this office space total approximately $2,100,000. Due to damage from Hurricane Ike, this office is currently undergoing reconstruction and we have not been obligated to make a lease payment since October 2008. Rental payments for this space will resume, if and when we return to this location. We are temporarily leasing office space in a suburb of Houston, Texas for our Gulf Coast Regional Office operations.
At December 31, 2008, our future minimum rental payments are as follows:

(Dollars in Thousands)
2009	$2,271
2010	1,942
2011	1,427
2012	477
2013	283
Thereafter	1,260

Total	$7,660

United Fire & Casualty Company Form 10-K   |  2008
Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (United Fire) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules of United Fire listed in Item 15(a)(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Fire’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 2, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
March 2, 2009

United Fire & Casualty Company Form 10-K   |  2008
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
As of December 31, 2008, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2008, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2008. Their report, which expresses an unqualified opinion on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2008, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Dated: March 2, 2009

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

United Fire & Casualty Company Form 10-K   |  2008
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited the internal control over financial reporting of United Fire & Casualty Company (United Fire) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Fire’s internal control over financial reporting based on our audit.
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
In our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of United Fire & Casualty Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
March 2, 2009

United Fire & Casualty Company Form 10-K   |  2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
ITEM 9B. OTHER INFORMATION
None.

United Fire & Casualty Company Form 10-K   |  2008
PART III
Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES AT UNITED FIRE
The following table sets forth information as of December 31, 2008, concerning the following executive officers and significant employees.

Name	Age	Position
Scott McIntyre Jr. (1)	75	Chairman of the Board of Directors
Randy A. Ramlo (1)	47	President and Chief Executive Officer
Michael T. Wilkins (1)	45	Executive Vice President, Corporate Administration
Dianne M. Lyons (1)	45	Vice President and Chief Financial Officer
Brian S. Berta	44	Vice President, Great Lakes regional office
David E. Conner (1)	50	Vice President and Chief Claims Officer
Barrie W. Ernst (1)	54	Vice President and Chief Investment Officer
Kevin W. Helbing	43	Controller
David L. Hellen	56	Vice President, Denver regional office
Kent J. Hutchins (1)	50	Vice President and Chief Operating Officer, United Life Insurance Company
Joseph B. Johnson	56	Vice President, Gulf Coast regional office
David A. Lange	51	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	47	Treasurer
Scott A. Minkel	46	Vice President, Information Services
Douglas A. Penn	59	Vice President, Midwest regional office
Dennis J. Richmann	44	Vice President, Fidelity and Surety
John A. Rife (1)	66	President and Chief Executive Officer, United Life Insurance Company
Neal R. Scharmer (1)	52	Vice President, General Counsel and Corporate Secretary
Allen R. Sorensen	50	Vice President, Corporate Underwriting
Colleen R. Sova	54	Vice President, e-Solutions
Timothy G. Spain	57	Vice President, Human Resources

(1)	Executive Officers
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

United Fire & Casualty Company Form 10-K   |  2008
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
Kevin W. Helbing joined us as our Controller in February 2008. Mr. Helbing was previously employed by Marsh U.S.A. in Iowa City, Iowa, as Vice President, Treasury from April 2007 until February 2008. From March 2001 until April 2007, Mr. Helbing was employed by Marsh Advantage America, first as an accounting manager and then as Assistant Vice President and Controller. Marsh U.S.A. and Marsh Advantage America design, manage and administer insurance and risk programs for businesses.
David L. Hellen serves as Vice President of our Denver regional office; a position he has held since 1988. We have employed Mr. Hellen since 1975.
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
Joseph B. Johnson was named Vice President of our Gulf Coast regional office in May 2007 after having served as branch manager since August 2006. Mr. Johnson has over 25 years of experience in the insurance industry. From August 2001 until August 2006, he served as Vice President of insurance operations for Beacon Insurance Group in Wichita Falls, Texas.
David A. Lange has served as one of our Corporate Secretaries since 1997. Mr. Lange has also been a surety claims manager since he began his employment with us in 1987.
Janice A. Martin was named Treasurer in May 2008. Ms. Martin has served in various capacities since joining us in 1988 including as Tax Accountant and as Tax Manager since January 2006.
Scott A. Minkel is our Vice President, Information Services, a position he has held since May 2007. Mr. Minkel previously served in various capacities within the information services department since joining us in 1984, including as Assistant Vice President, Director of Information Services and Programming Manager.
Douglas A. Penn is Vice President of our Midwest regional office, a position he has held since May 2007. Since joining us in 1974, Mr. Penn has served in a variety of capacities including as underwriting manager, marketing representative and commercial underwriter.
Dennis J. Richmann was named our Vice President, Fidelity and Surety, in May 2006. He has been employed by us in various capacities since joining us in August 1988, most recently as surety bond underwriting manager.
John A. Rife retired as our President and Chief Executive Officer in May 2007. Mr. Rife continues to serve as President and Chief Executive Officer of our life subsidiary, United Life Insurance Company, a position he has held since 1984. Mr. Rife has served as a director of United Life Insurance Company since 1983 and has served us as a director since 1998.
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in May 2006. He joined us in 1995.

United Fire & Casualty Company Form 10-K   |  2008
Allen R. Sorensen became our Vice President, Corporate Underwriting, in May 2006. Mr. Sorensen began his career with us in June 1981 and has served us in various capacities including underwriting, product support and product automation.
Colleen R. Sova serves as Vice President in our e-Solutions department, a position she has held since May 2007. Ms. Sova has previously served us in a variety of capacities since joining us in 1981, including as Assistant Vice President and Director of e-Solutions, Director of Claims Administration, claims supervisor and claims adjuster.
Timothy G. Spain became our Vice President, Human Resources, in July 2006. Mr. Spain began his employment with us in December 1994 as Training Director.
The information required by this Item regarding our directors and corporate governance matters is included under the captions “Proposal 1—Election of Directors”, “Corporate Governance”, and the subheading “Code of Ethics” under “Miscellaneous” in our 2009 Proxy Statement, and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is included under the caption “Executive Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2009 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the caption “Corporate Governance” in our 2009 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is included under the caption “Information About Our Independent Registered Public Accounting Firm” in our 2009 Proxy Statement and is incorporated herein by reference.

United Fire & Casualty Company Form 10-K   |  2008
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements

Consolidated Balance Sheets at December 31, 2008 and 2007	61

Consolidated Statements of Income for the three years ended December 31, 2008	62

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2008	63

Consolidated Statements of Cash Flows for the three years ended December 31, 2008	64

Notes to Consolidated Financial Statements	66

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:

Schedule I. Summary of Investments — Other than Investments in Related Parties	107

Schedule III: Supplementary Insurance Information	108

Schedule IV: Reinsurance Schedule	109

Schedule V: Valuation and Qualifying Accounts	110

Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	111

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.

(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

United Fire & Casualty Company Form 10-K   |  2008
Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2008	(Dollars in Thousands)
			Amounts at
	Cost or		Which Shown in
Type of Investment	Amortized Cost	Fair Value	Balance Sheet
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$145,059	$147,485	$147,376
States, municipalities and political subdivisions	604,010	615,331	615,358
Foreign governments	75,865	72,786	72,786
Public utilities	261,689	257,187	257,187
All other corporate bonds	878,438	827,763	827,876
Redeemable preferred stocks	1,296	1,218	1,218

Total fixed maturities	$1,966,357	$1,921,770	$1,921,801

Equity securities:
Common stocks:
Public utilities	$7,884	$10,661	$10,661
Bank, trust and insurance companies	11,106	49,173	49,173
Industrial, miscellaneous and all other	45,795	60,466	60,466
Nonredeemable preferred stocks	1,461	685	685

Total equity securities	$66,246	$120,985	$120,985

Mortgage loans on real estate	$7,821	$8,719	$7,821
Policy loans	7,808	7,808	7,808
Other long-term investments	11,216	11,216	11,216
Short-term investments	26,142	26,142	26,142

Total investments	$2,085,590	$2,096,639	$2,095,773

United Fire & Casualty Company Form 10-K   |  2008
Schedule III. Supplementary Insurance Information

		Future Policy					Amortization
	Deferred	Benefits,				Benefits,	of Deferred
	Policy	Losses, Claims		Earned	Investment	Claims, Losses	Policy	Other	Interest on
	Acquisition	and Loss	Unearned	Premium	Income,	and Settlement	Acquisition	Underwriting	Policyholders’	Premiums
(Dollars in Thousands)	Costs	Expenses	Premiums	Revenue	Net	Expenses	Costs	Expenses	Accounts	Written (2)

Year Ended December 31, 2008

Property and casualty (3)	$52,222	$586,109	$216,438	$465,581	$33,452	$393,349	$117,590	$19,146	$—	$459,571
Life, accident and health (1)	106,043	1,167,665	528	37,794	74,125	36,447	11,568	9,106	40,177	—

Total	$158,265	$1,753,774	$216,966	$503,375	$107,577	$429,796	$129,158	$28,252	$40,177	$459,571

Year Ended December 31, 2007

Property and casualty	$58,291	$496,083	$223,533	$473,134	$43,363	$245,845	$123,420	$15,378	$—	$470,402
Life, accident and health (1)	70,707	1,184,977	997	32,629	79,076	30,535	13,385	7,540	43,089	—

Total	$128,998	$1,681,060	$224,530	$505,763	$122,439	$276,380	$136,805	$22,918	$43,089	$470,402

Year Ended December 31, 2006

Property and casualty	$58,349	$518,886	$229,199	$467,031	$40,225	$278,504	$118,756	$13,269	$—	$476,402
Life, accident and health (1)	77,412	1,233,342	2,178	36,091	81,756	34,022	8,142	8,256	49,159	—

Total	$135,761	$1,752,228	$231,377	$503,122	$121,981	$312,526	$126,898	$21,525	$49,159	$476,402

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Per Regulation S-X, does not apply to life insurance companies. Please refer to the Non-GAAP financial measures section of this report for further explanation of this measure.

(3)	Disaster charges and other related expenses incurred in 2008 are not included in this table. Please refer to the Consolidated Statements of Income for this amount.

United Fire & Casualty Company Form 10-K   |  2008
Schedule IV. Reinsurance

					Percentage of
	Gross	Ceded to	Assumed From		Amount Assumed
(Dollars in Thousands)	Amount	Other Companies	Other Companies	Net Amount	to Net Earned

Year Ended December 31, 2008
Life insurance in force	$4,588,688	$836,784	$322	$3,752,226
Premiums earned:
Property and casualty insurance	$490,840	$38,212	$12,953	$465,581	2.78%
Life, accident and health insurance	39,513	1,729	10	37,794	0.03%

Total	$530,353	$39,941	$12,963	$503,375	2.58%

Year Ended December 31, 2007
Life insurance in force	$4,465,749	$737,561	$1,458	$3,729,646
Premiums earned:
Property and casualty insurance	$499,466	$43,979	$17,647	$473,134	3.73%
Life, accident and health insurance	34,257	1,664	36	32,629	0.11%

Total	$533,723	$45,643	$17,683	$505,763	3.50%

Year Ended December 31, 2006
Life insurance in force	$4,339,873	$658,817	$4,245	$3,685,301
Premiums earned:
Property and casualty insurance	$492,719	$44,455	$18,767	$467,031	4.02%
Life, accident and health insurance	37,491	1,497	97	36,091	0.27%

Total	$530,210	$45,952	$18,864	$503,122	3.75%

United Fire & Casualty Company Form 10-K   |  2008
Schedule V. Valuation And Qualifying Accounts
(Dollars in Thousands)

	Balance at	Charged to costs		Balance at
Description	beginning of period	and expenses	Deductions	end of period

Allowance for bad debts:
Year ended December 31, 2008	$631	$24	$—	$655
Year ended December 31, 2007	393	238	—	631
Year ended December 31, 2006 (1)	742	—	349	393

Deferred tax asset valuation allowance: (2)
Year ended December 31, 2008	$5,647	$—	$—	$5,647
Year ended December 31, 2007	6,195	—	548	5,647
Year ended December 31, 2006	7,290	—	1,095	6,195

(1)	Reversal of allowance due to subsequent collections.

(2)	Recorded in connection with the purchase of American Indemnity Financial Corporation.

United Fire & Casualty Company Form 10-K   |  2008
Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

Affiliation with
Registrant: United		Reserves for
Fire and		Unpaid							Amortization
consolidated	Deferred	Claims and			Net				of Deferred	Paid Claims
property and	Policy	Claim			Realized	Net	Claims and Claim Adjustment		Policy	and Claim
casualty	Acquisition	Adjustment	Unearned	Earned	Investment	Investment	Expenses Incurred Related to:		Acquisition	Adjustment	Premiums
subsidiaries	Costs	Expenses	Premiums	Premiums	Gains	Income	Current Year	Prior Years	Costs	Expenses	Written
2008	$52,222	$586,109	$216,438	$465,581	$1,879	$33,452	$392,801	$548	$117,590	$317,031	$459,571

2007	58,291	496,083	223,533	473,134	7,099	43,363	291,046	(45,201)	123,420	266,888	470,402

2006	58,349	518,886	229,199	467,031	6,986	40,225	303,469	(24,965)	118,756	360,141	476,402

United Fire & Casualty Company Form 10-K   |  2008
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE & CASUALTY COMPANY

By:	/s/ Randy A. Ramlo

Randy A. Ramlo, Chief Executive Officer and Director

Date:	03/02/09

By:	/s/ Dianne M. Lyons

Dianne M. Lyons, Vice President and Chief Financial Officer

Date:	03/02/09
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Scott McIntyre Jr.	By	/s/ Jack B. Evans
	Scott McIntyre Jr., Chairman and Director		Jack B. Evans, Vice Chairman and Director

Date	03/02/09	Date	03/02/09

By	/s/ Christopher R. Drahozal	By	/s/ Thomas W. Hanley
	Christopher R. Drahozal, Director		Thomas W. Hanley, Director

Date	03/02/09	Date	03/02/09

By	/s/ Douglas M. Hultquist	By	/s/ James A. Leach
	Douglas M. Hultquist, Director		James A. Leach, Director

Date	03/02/09	Date	03/02/09

By	/s/ Casey D. Mahon	By	/s/ George D. Milligan
	Casey D. Mahon, Director		George D. Milligan, Director

Date	03/02/09	Date	03/02/09

By	/s/ Mary K. Quass	By	/s/ John A. Rife
	Mary K. Quass, Director		John A. Rife, Director

Date	03/02/09	Date	03/02/09

By	/s/ Kyle D. Skogman	By	/s/ Frank S. Wilkinson Jr.
	Kyle D. Skogman, Director		Frank S. Wilkinson Jr., Director

Date	03/02/09	Date	03/02/09

United Fire & Casualty Company Form 10-K   |  2008
Exhibit Index

				Incorporated by reference
Exhibit			Filed		Period		Filing
number		Exhibit description	herewith	Form	ending	Exhibit	date
3.1		Fourth Restated Articles of Incorporation		Amendment #1 to S-3		4.1	04/04/02
3.2		First Amendment to Fourth Restated Articles of Incorporation		Amendment #3 to S-3		4.2	05/03/02
3.3		Second Amendment to Fourth Restated Articles of Incorporation		10-Q	06/30/05	4.1	07/29/05
3.4		Third Amendment to Fourth Restated Articles of Incorporation		8-K		99.6	05/21/08
3.5		Bylaws of United Fire & Casualty Company		8-K		99.2	11/24/08
10.1		United Fire & Casualty Company Employee Stock Purchase Plan		10-K	12/31/07	10.2	02/27/08
10.2	*	United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan		S-8		4.1	10/23/05
10.3	*	Description of employment arrangement between United Fire & Casualty Company and Randy A. Ramlo		10-Q	06/30/07	10.1	07/27/07
10.4	*	United Fire & Casualty Annual Incentive Plan (Amended October 19, 2007)		10-Q	09/30/07	10.2	10/25/07
10.5	*	United Fire & Casualty Company’s Nonqualified Deferred Compensation Plan		10-Q	09/30/07	10.3	10/25/07
10.6	*	Form of United Fire & Casualty Company Nonqualified Employee Stock Option Agreement		10-K	12/31/07	10.7	02/27/08
10.7	*	Form of United Fire & Casualty Company Nonqualified Nonemployee Stock Option and Restricted Stock Agreement		10-K	12/31/07	10.8	02/27/08
10.8	*	United Fire & Casualty Company 2008 Stock Plan		S-8			05/21/08
10.9	*	Form of Stock Award Agreement under United Fire & Casualty Company 2008 Stock Plan		8-K		99.2	05/22/08
10.10	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under United Fire & Casualty Company 2008 Stock Plan		8-K		99.3	05/22/08
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under United Fire & Casualty Company 2008 Stock Plan		8-K		99.4	05/22/08
10.12	*	Amendment to Nonqualified Stock Option Agreements for John A. Rife		8-K/A		99.1	02/24/09
11
Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 13 of the Notes to Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128
			X

United Fire & Casualty Company Form 10-K   |  2008

Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date
12	Statement Re Computation of Ratios	X
14	Code of Ethics		10-K	12/31/06	3.4	03/01/07
21	Subsidiaries of the registrant	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	X
23.2	Consent of Griffith, Ballard & Company, independent actuary	X
23.3	Consent of Regnier Consulting Group, independent actuary	X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.