Form 10-Q
period 2009-03-31
UNITED FIRE & CASUALTY CO
filed 2009-05-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009
Commission File Number 001-34257

UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

Iowa	42-0644327
(State of Incorporation)	(IRS Employer Identification No.)
118 Second Avenue, S.E., Cedar Rapids, Iowa 52407
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (319) 399-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of April 27, 2009, 26,591,386 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
March 31, 2009

FORWARD-LOOKING INFORMATION
It is important to note that our actual results could differ materially from those projected in our forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors.”

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $13,033 in 2009 and $15,146 in 2008)	$13,027	$15,177
Available-for-sale, at fair value (amortized cost $1,973,713 in 2009 and $1,942,466 in 2008)	1,957,298	1,898,569
Equity securities, at fair value (cost $67,057 in 2009 and $66,246 in 2008)	93,283	120,985
Trading securities, at fair value (amortized cost $10,789 in 2009 and $8,713 in 2008)	10,405	8,055
Mortgage loans	7,701	7,821
Policy loans	7,734	7,808
Other long-term investments	11,307	11,216
Short-term investments	23,202	26,142

	$2,123,957	$2,095,773

Cash and cash equivalents	$106,146	$109,582
Accrued investment income	28,861	27,849
Premiums receivable	141,835	134,295
Deferred policy acquisition costs	150,602	158,265
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $28,609 in 2009 and $27,994 in 2008)	17,480	15,275
Reinsurance receivables and recoverables	50,856	60,275
Prepaid reinsurance premiums	1,783	1,559
Income taxes receivable	25,300	26,974
Deferred income taxes	15,110	8,297
Other assets	48,939	48,986

TOTAL ASSETS	$2,710,869	$2,687,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses:
Property and casualty insurance	$577,415	$586,109
Life insurance	1,197,144	1,167,665
Unearned premiums	222,561	216,966
Accrued expenses and other liabilities	78,490	74,649

TOTAL LIABILITIES	$2,075,610	$2,045,389

Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,591,286 and 26,624,086 shares issued and outstanding in 2009 and 2008, respectively	$88,638	$88,747
Additional paid-in capital	138,952	138,511
Retained earnings	409,910	410,634
Accumulated other comprehensive income (loss), net of tax	(2,241)	3,849

TOTAL STOCKHOLDERS’ EQUITY	$635,259	$641,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,710,869	$2,687,130

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008

Revenues
Net premiums earned	$118,321	$122,943
Investment income, net of investment expenses	23,271	28,055
Realized investment losses	(3,488)	(1,154)
Other income	159	199

	$138,263	$150,043

Benefits, Losses and Expenses
Losses and loss settlement expenses	$86,078	$67,482
Future policy benefits	3,388	5,846
Amortization of deferred policy acquisition costs	29,406	32,526
Other underwriting expenses	8,486	6,920
Disaster charges and other related expenses, net of recoveries	(358)	—
Interest on policyholders’ accounts	9,772	10,446

	$136,772	$123,220

Income before income taxes	$1,491	$26,823
Federal income tax expense (benefit)	(1,779)	6,696

Net Income	$3,270	$20,127

Weighted average common shares outstanding	26,613,378	27,190,796
Basic earnings per common share	$0.12	$0.74
Diluted earnings per common share	$0.12	$0.74
Cash dividends declared per common share	$0.15	$0.15
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In Thousands Except Number of Shares)	2009	2008

Common stock
Balance, beginning of year	$88,747	$90,653
Shares repurchased (33,300 in 2009 and 6,800 in 2008)	(111)	(23)
Shares issued from stock-based awards (500 in 2009 and 2,250 in 2008)	2	8

Balance, end of period	$88,638	$90,638

Additional paid-in capital
Balance, beginning of year	$138,511	$149,511
Compensation expense and related tax benefit for stock-based award grants	863	405
Shares repurchased	(427)	(167)
Shares issued from stock-based awards	5	29

Balance, end of period	$138,952	$149,778

Retained earnings
Balance, beginning of year	$410,634	$439,860
Net income	3,270	20,127
Dividends on common stock ($0.15 per share in 2009 and 2008)	(3,994)	(4,079)

Balance, end of period	$409,910	$455,908

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	$3,849	$71,473
Change in net unrealized appreciation (1)	(6,295)	(8,659)
Change in underfunded status of employee benefit plans (2)	205	191

Balance, end of period	$(2,241)	$63,005

Summary of changes
Balance, beginning of year	$641,741	$751,497
Net income	3,270	20,127
All other changes in stockholders’ equity accounts	(9,752)	(12,295)

Balance, end of period	$635,259	$759,329

(1)	The change in unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$3,270	$20,127
Adjustments to reconcile net income to net cash provided by operating activities:
Net bond premium accretion	705	581
Depreciation and amortization	899	897
Stock-based compensation expense	858	391
Realized investment losses	3,488	1,154
Net cash flows from trading investments	(2,068)	(4,247)
Deferred income tax benefit	(3,208)	(1,024)
Changes in:
Accrued investment income	(1,012)	(187)
Premiums receivable	(7,540)	(17,713)
Deferred policy acquisition costs	(1,927)	(1,322)
Reinsurance receivables	9,419	2,089
Prepaid reinsurance premiums	(224)	69
Income taxes receivable/payable	1,674	8,417
Other assets	47	(630)
Future policy benefits and losses, claims and loss settlement expenses	(6,489)	1,669
Unearned premiums	5,595	9,856
Accrued expenses and other liabilities	4,157	8,800
Deferred income taxes	—	(546)
Other, net	1,545	1,137

Total adjustments	$5,919	$9,391

Net cash provided by operating activities	$9,189	$29,518

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$8,049	$—
Proceeds from call and maturity of held-to-maturity investments	2,156	8,054
Proceeds from call and maturity of available-for-sale investments	83,586	157,940
Proceeds from short-term and other investments	5,234	30,682
Purchase of available-for-sale investments	(129,264)	(159,669)
Purchase of short-term and other investments	(2,046)	(42,009)
Net purchases and sales of property and equipment	(3,094)	(347)

Net cash used in investing activities	$(35,379)	$(5,349)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$75,338	$41,836
Withdrawals from investment and universal life contracts	(48,064)	(45,876)
Payment of cash dividends	(3,994)	(4,079)
Repurchase of common stock	(538)	(190)
Issuance of common stock	7	36
Tax benefit from issuance of common stock	5	15

Net cash provided by (used in) financing activities	$22,754	$(8,258)

Net Change in Cash and Cash Equivalents	$(3,436)	$15,911
Cash and Cash Equivalents at Beginning of Period	109,582	252,565

Cash and Cash Equivalents at End of Period	$106,146	$268,476

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The review report of Ernst & Young LLP as of and for the three-month period ending March 31, 2009, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made no payments for income taxes for the three-month periods ended March 31, 2009 and 2008. We made no significant payments of interest for the three-month periods ended March 31, 2009 and 2008, other than interest credited to policyholders’ accounts.
Income Taxes
For the three-month period ended March 31, 2009, we reported a federal income tax benefit of $1.8 million, compared to federal income tax expense of $6.7 million at an effective tax rate of 25.0 percent for the three-month period ended March 31, 2008. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income. In 2008, a reduction in the valuation allowance on our deferred tax assets also had an effect on our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of March 31, 2009, there were in excess of 350 individual policyholder cases pending, and an additional 11 class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
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
In June 2008, a commercial policyholder was awarded approximately $21.0 million in additional Hurricane Katrina damages by a Federal Court jury sitting in New Orleans. The claims associated with this litigation represent what we consider to be our single largest exposure as a result of that hurricane. In response to this verdict, we recorded an incurred loss, net of excess of loss of reinsurance, of $10.8 million in 2008. However, we have filed an appeal of this verdict, as we believe that the award includes damages that were attributable to flooding (and thus excluded from coverage) and that there were other errors at trial prejudicial to us. According to Louisiana law we were required to place $29.0 million on deposit with the State of Louisiana for this case while we pursue an appeal. This appeal remains pending as of March 31, 2009.
In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claim was at least partially denied or misadjusted. We have appealed this order as we feel it is not supported by the evidence. We expect the appeal process to take many additional months.
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
We consider all of our other litigation pending as of March 31, 2009 to be ordinary, routine, and incidental to our business.
Securities Lending
We participate in a securities lending program, which generates net investment income and discounts other investment fees we are charged, by lending certain investments to other institutions for short periods of time. Borrowers of these securities must deposit and maintain, at all times, collateral in the form of cash or U.S. Treasury securities with Northern Trust Company (“Northern Trust”), the third-party custodian, equal to at least 102% of the market value of the securities loaned plus accrued interest. If a borrower fails to return the borrowed security, Northern Trust will use the collateral to purchase the same or similar security as a replacement for the borrowed security that was not returned by the borrower. However, we would receive the collateral in place of the borrowed security if Northern Trust is unable to purchase the same or similar security.

All collateral is held by Northern Trust. We have the right to access the collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the collateral held by Northern Trust or the obligation to return the collateral at the conclusion of the lending agreement in our Consolidated Financial Statements. We also maintain effective control of the loaned securities and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. At March 31, 2009, we had securities totaling $78.9 million on loan under the program.
Recently Issued Accounting Standards
Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” SFAS No. 141(R) provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) provides revised guidance on the recognition and measurement of goodwill, as well as guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. We will apply the provisions of SFAS No. 141(R) prospectively to business combinations occurring on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have any impact on the amounts reported in our Consolidated Financial Statements.
Pending Accounting Standards
FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on our Consolidated Financial Statements.
FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. We did not elect to early adopt FSP SFAS No. 157-4; however, we do not expect the adoption to have a material impact on our Consolidated Financial Statements.

FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis.
If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. FSP SFAS No. 115-2 also requires extensive new interim and annual disclosures for both fixed maturity securities and equity securities to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS 157-4. We did not elect to early adopt FSP SFAS No. 115-2; however, we do not expect the adoption to have a material impact on our Consolidated Financial Statements.
FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt FSP SFAS No. 107-1; however, we do not expect the adoption to have a material impact on our Consolidated Financial Statements.
NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments in accordance with SFAS No. 157, “Fair Value Measurements,” and related pronouncements.
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

The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2009:

(In Thousands)		Fair Value Measurements
Description	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$1,957,298	$—	$1,945,122	$12,176
Equity securities	93,283	91,474	1,809	—
Trading securities	10,405	735	9,670	—
Short-term investments	23,202	1,200	22,002	—
Money market accounts	52,801	52,801	—	—

Total assets	$2,136,989	$146,210	$1,978,603	$12,176

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
If a security has been written down or the issuer is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management’s expertise to determine fair value. We have the ability and the positive intent to hold securities until such time that we are able to recover all or a portion of our original investment. If a security does not have a market at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor securities after the balance sheet date to confirm that their estimated fair value is reasonable.
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2009:

	Available-for-sale
(In Thousands)	fixed maturities	Equity securities	Total
Balance at December 31, 2008	$6,254	$1,851	$8,105
Unrealized losses (1)	(733)	(273)	(1,006)
Amortization	4	—	4
Purchases and disposals	(494)	—	(494)
Transfers in/out	7,145	(1,578)	5,567

Balance at March 31, 2009	$12,176	$—	$12,176

(1)	Unrealized losses are recorded as a component of comprehensive income (loss).

The amount reported in the previous table as available-for-sale fixed maturities “transfers in” primarily relates to a credit-tenant lease of $4.8 million, which had no quoted price available at March 31, 2009 and $3.0 million in certain fixed maturity securities in default.
NOTE 3. EMPLOYEE BENEFITS
Our pension and postretirement benefit expense for the three-month periods ended March 31, 2009 and 2008 are displayed in the following table.

	Three Months Ended March 31,
(In Thousands)	2009	2008
Pension expense	$757	$707
Other postretirement benefit expense	570	450
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we expected to contribute $4.0 million to our pension plan in 2009. For the three-month period ended March 31, 2009, we have contributed $1.0 million to the pension plan. We do not anticipate that the total contribution in 2009 will vary significantly from the expected contribution.
NOTE 4. STOCK-BASED COMPENSATION
Nonqualified Employee Stock Award Plan
Our 2008 Stock Plan authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 1,029,625 authorized shares available for future issuance at March 31, 2009. The plan is administered by the Board of Directors who has the authority to determine which employees will receive awards under the plan, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan. Pursuant to the plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
Option awards granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors accelerates the vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted stock awards granted pursuant to the 2008 Stock Plan fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. Restricted stock awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The activity in our 2008 Stock Plan is displayed in the following table.

	Three
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	March 31, 2009	to Date
Beginning balance	1,021,025	1,000,000
Additional authorization from 2008 Stock Plan	—	900,000
Number of awards granted	—	(921,475)
Number of awards forfeited or expired	8,600	51,100
Ending balance	1,029,625	1,029,625
Number of option awards exercised	500	166,942
Number of restricted stock awards vested	—	—
Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at March 31, 2009. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Three
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	March 31, 2009	to Date
Beginning balance	70,003	150,000
Number of awards granted	—	(86,000)
Number of awards forfeited or expired	—	6,003
Ending balance	70,003	70,003
Number of awards exercised	—	—
For the three-month periods ended March 31, 2009 and 2008, we recognized stock-based compensation expense of $.9 million and $.4 million, respectively. As of March 31, 2009, we have $4.2 million in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation will be recognized over a term of five years, except with respect to awards that are accelerated by the Board of Directors, in which case any remaining compensation expense will be recognized in the period in which the awards are accelerated.

NOTE 5. SEGMENT INFORMATION
We have two reportable business segments in our operations: property and casualty insurance and life insurance. All of our property and casualty offices are aggregated, as they target a similar customer base, market the same products, and use the same marketing strategies. All of our insurance is sold domestically; we have no revenues allocable to foreign operations.
Our management evaluates the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
The following analyses for the three-month periods ended March 31, 2009 and 2008 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	Property and
(In Thousands)	Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2009
Net premiums earned	$109,214	$9,185	$118,399
Investment income, net of investment expenses	6,091	17,223	23,314
Realized investment losses	(717)	(2,771)	(3,488)
Other income	28	131	159

Revenues	$114,616	$23,768	$138,384

Inter-segment eliminations	(43)	(78)	(121)

Total revenues	$114,573	$23,690	$138,263

Net income	$1,864	$1,406	$3,270

Assets	$1,289,833	$1,421,036	$2,710,869

Three Months Ended March 31, 2008
Net premiums earned	$113,352	$9,652	$123,004
Investment income, net of investment expenses	8,833	19,243	28,076
Realized investment gains (losses)	127	(1,281)	(1,154)
Other income (loss)	(11)	210	199

Revenues	$122,301	$27,824	$150,125

Inter-segment eliminations	(41)	(41)	(82)

Total revenues	$122,260	$27,783	$150,043

Net income	$18,526	$1,601	$20,127

Assets	$1,327,376	$1,451,846	$2,779,222

NOTE 6. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share calculates the effect of all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and restricted stock awards.
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
The components of basic and diluted earnings per share are displayed in the following tables:

	Three Months Ended March 31,
(In Thousands Except Per Share Data)	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$3,270	$3,270	$20,127	$20,127
Weighted-average common shares outstanding	26,613	26,613	27,191	27,191
Add dilutive effect of restricted stock awards	—	19	—	—
Add dilutive effect of stock options	—	10	—	43

Weighted-average common shares for EPS calculation	26,613	26,642	27,191	27,234

Earnings per common share	$0.12	$0.12	$0.74	$0.74

Awards excluded from diluted EPS calculation(1)	—	681	—	431

(1)	Outstanding stock options to purchase shares of common stock in all periods presented were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 7. COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and dividends to shareholders. The primary components of our comprehensive income (loss) are net income and the change in net unrealized appreciation on available-for-sale securities, as adjusted for amounts that have been reclassified as realized investment gains and losses.
The table below displays our comprehensive income (loss) and the related tax effects for the three-month period ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(In Thousands)	2009	2008
Net income	$3,270	$20,127

Other comprehensive loss:
Change in net unrealized appreciation on investments	(13,173)	(14,482)
Adjustment for net realized losses included in income	3,488	1,154
Adjustment for costs included in employee benefit expense	316	295

Other comprehensive loss, before tax	(9,369)	(13,033)
Income tax effect	3,279	4,562

Other comprehensive loss, after tax	(6,090)	(8,471)

Comprehensive income (loss)	$(2,820)	$11,656

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
United Fire & Casualty Company
We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
May 4, 2009

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
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition is based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition costs asset. These critical accounting estimates are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW AND OUTLOOK
Our Business
We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums were written in Iowa, Texas, Louisiana, Missouri and Illinois for the three-month period ended March 31, 2009. Approximately three-fourths of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Nebraska and Illinois for the three-month period ended March 31, 2009.
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
Financial Overview
From an operational standpoint our first quarter 2009 results were comparable to the first quarter of 2008. However, our earnings were significantly reduced by an increase in our loss reserves for litigation related to Hurricane Katrina. We continue to settle lawsuits related to Hurricane Katrina, but the legal environment in New Orleans has become increasingly challenging. To address the increasing uncertainty associated with claims being litigated in the Louisiana courts, we increased our reserves for losses that occurred in prior years by $11.9 million for the three-month period ended March 31, 2009.
In the property and casualty segment, we experienced a decline of 3.7 percent in our net premiums earned for the three-month period ended March 31, 2009 as compared to same period in 2008. We have seen some evidence that the pricing environment has improved from December 2008, as well as signs that premium rates have bottomed out. However, in order to achieve our profitability goals for 2009, pricing must increase.
We recorded other-than-temporary investment write-downs of $4.6 million for the three-month period ended March 31, 2009, related to the severe economic downturn. While investment strategies remain conservative, there is a potential for additional other-than-temporary investment write-downs in upcoming quarters as more businesses struggle in a weak global economy.
Our stockholders’ equity declined 1.0 percent to $635.3 million at March 31, 2009 as compared to December 31, 2008. This is due primarily to unrealized losses in our investment portfolio.
Our annuity sales increased over 100.0 percent in the three-month period ended March 31, 2009, however, our life insurance sales were down. We attribute the significant increase in our annuity sales to more consumers choosing investment products that offer guaranteed rates of return. Also, because we had fewer annuities with expiring interest rate guarantees in the three-month period ended March 31, 2009, we experienced a net cash inflow of $19.4 million related to our annuity business, compared with a net cash outflow of $11.3 million related to our annuity business in the three-month period ended March 31, 2008.

RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended March 31,
(In Thousands)	2009	2008	%

Revenues
Net premiums earned	$118,321	$122,943	-3.8
Investment income, net of investment expenses	23,271	28,055	-17.1
Realized investment losses	(3,488)	(1,154)	202.3
Other income	159	199	-20.1

	$138,263	$150,043	-7.9

Benefits, Losses and Expenses
Losses and loss settlement expenses	$86,078	$67,482	27.6
Future policy benefits	3,388	5,846	-42.0
Amortization of deferred policy acquisition costs	29,406	32,526	-9.6
Other underwriting expenses	8,486	6,920	22.6
Disaster charges and other related expenses, net of recoveries	(358)	—	N/A
Interest on policyholders’ accounts	9,772	10,446	-6.5

	$136,772	$123,220	11.0

Income before income taxes	$1,491	$26,823	-94.4
Federal income tax expense (benefit)	(1,779)	6,696	-126.6

Net Income	$3,270	$20,127	-83.8

Our results for the three-month period ended March 31, 2009 deteriorated when compared to the three-month period ended March 31, 2008, due primarily to $11.9 million in development of Hurricane Katrina reserves resulting from claims litigation.
Investment results also negatively impacted our income for the three-month period ended March 31, 2009, with investment income decreasing by $4.8 million or 17.1 percent. Lower market interest rates and changes in the fair value of certain investments in limited liability partnership holdings contributed to the decrease. Our largest limited liability partnership fund investment invests in U.S. subregional banks.
The decrease in realized investment gains and losses was due primarily to $4.6 million in other-than-temporary investment write-downs of fixed maturity securities and equity securities in the three-month period ended March 31, 2009.
For the three-month period ended March 31, 2009, we reported a federal income tax benefit of $1.8 million, compared to a federal income tax expense of $6.7 million with an effective tax rate of 25.0 percent for the three-month period ended March 31, 2008. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income. In 2008 a reduction in the valuation allowance on our deferred tax assets also had an effect on our effective tax rate.

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2009	2008
Net premiums written (1)	$114,649	$123,443

Net premiums earned	$109,214	$113,352
Losses and loss settlement expenses	(82,279)	(63,613)
Amortization of deferred policy acquisition costs	(26,898)	(29,651)
Other underwriting expenses	(6,451)	(4,645)

Underwriting income (loss)	$(6,414)	$15,443

Investment income, net of underwriting expenses	6,048	8,792
Realized investment gains (losses)	(717)	127
Other income (loss)	28	(11)
Disaster charges and other related expenses, net of recoveries	358	—

Income (loss) before income taxes	$(697)	$24,351

GAAP Ratios:
Loss ratio	75.3%	56.1%
Expense ratio (2)	30.5	30.3
Combined ratio (1)	105.8%	86.4%
Combined ratio (without catastrophes) (1)	103.1	83.7

(1)	Please refer to the Statutory and Other Non-GAAP Financial Measures section of this report for further explanation of this measure.

(2)	The expense ratio does not include disaster charges and related recoveries recorded for the first quarter of 2009.
Our GAAP combined ratio worsened by 19.4 percentage points to 105.8 percent in the three-month period ended March 31, 2009, compared with 86.4 percent in the three-month period ended March 31, 2008. The deterioration in our combined ratio is a result of depressed pricing, an increase in our loss reserves for Hurricane Katrina litigation, and increased claims severity. Although the average size of large claims over $250,000 remained relatively flat for the three-month period ended March 31, 2009, our total direct claim counts decreased over 5 percent for the three-month period ended March 31, 2009.
Our loss ratio deteriorated to 75.3 percent for the three-month period ended March 31, 2009, compared with 56.1 percent for the three-month period ended March 31, 2008, while our expense ratio remained the same at approximately 30.0 percent for the three-month periods ended March 31, 2009 and 2008.

The following table displays our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
		Losses & Loss			Losses & Loss
(In Thousands)	Premiums	Settlement	Loss	Premiums	Settlement	Loss
Unaudited	Earned	Expenses Incurred	Ratio	Earned	Expenses Incurred	Ratio
Commercial lines:
Other liability (1)	$31,052	$20,105	64.7%	$33,472	$14,853	44.4%
Fire and allied lines (2)	25,400	27,073	106.6	27,217	19,810	72.8
Automobile	24,386	15,210	62.4	24,765	15,193	61.3
Workers’ compensation	13,211	11,776	89.1	12,771	5,967	46.7
Fidelity and surety	5,413	273	5.0	5,436	530	9.7
Miscellaneous	210	51	24.3	207	(23)	(11.1)

Total commercial lines	$99,672	$74,488	74.7%	$103,868	$56,330	54.2%

Personal lines:
Fire and allied lines (3)	$5,339	$3,808	71.3%	$5,283	$3,036	57.5%
Automobile	3,086	2,351	76.2	3,144	3,025	96.2
Miscellaneous	84	294	350.0	77	337	437.7

Total personal lines	$8,509	$6,453	75.8%	$8,504	$6,398	75.2%

Reinsurance assumed	$1,033	$1,338	129.5%	$980	$885	90.3%

Total	$109,214	$82,279	75.3%	$113,352	$63,613	56.1%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
Net premiums written declined $8.8 million to $114.6 million in the three-month period ended March 31, 2009, compared with $123.4 million in the three-month period ended March 31, 2008. The decline in net premiums written is attributable to reduced premiums from continuing competition and pricing pressure in the insurance market, as well as the nonrenewal of business that did not meet our underwriting guidelines. Our premium writings have also been affected by the downturn in the economy, specifically related to our surety business and the residential contracting business in our western states.
During the first quarter of 2009, we had an average of low single-digit decreases in premium level for our commercial lines business and an average of low single-digit increases in premium level for our personal lines business. All regions continued to experience pricing pressure on renewal business, primarily medium and large accounts and in some instances smaller accounts. The decreases in premium levels were relatively modest in the three-month period ended March 31, 2009; however, premium levels have been decreasing gradually in some lines of business since the third quarter of 2004.
Our policy retention rate remained strong in both the personal and commercial lines of business for the three-month period ended March 31, 2009.
Net investment income decreased $2.8 million in the three-month period ended March 31, 2009 due to lower market interest rates and a decrease in the fair value of our investments in limited liability partnership holdings, which we record under the equity method. We recorded realized investment losses of $.7 million in the three-month period ended March 31, 2009, compared with realized investment gains of $.1 million in the three-month period ended March 31, 2008. Investment losses for the property and casualty insurance segment were primarily due to the other-than-temporary investment write-down of $1.8 million for a fixed maturity security in the three-month period ended March 31, 2009.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2009	2008
Revenues
Net premiums written (1)	$6,197	$9,424

Net premiums earned	$9,107	$9,591
Investment income, net	17,223	19,263
Realized investment losses	(2,771)	(1,281)
Other income	131	210

Total Revenues	$23,690	$27,783

Benefits, Losses and Expenses
Losses and loss settlement expenses	$3,799	$3,869
Future policy benefits	3,388	5,846
Amortization of deferred policy acquisition costs	2,508	2,875
Other underwriting expenses	2,035	2,275
Interest on policyholders’ accounts	9,772	10,446

Total Benefits, Losses and Expenses	$21,502	$25,311

Income Before Income Taxes	$2,188	$2,472

(1)	Please refer to the Statutory and Other Non-GAAP Financial Measures section of this report for further explanation of this measure.
For the three-month period ended March 31, 2009, our life insurance segment recorded pre-tax income of $2.2 million, compared to $2.5 million for the three-month period ended March 31, 2008. The slight deterioration was due to a decrease in investment income and other-than-temporary investment write-downs, offset by a reduction in expenses.
Net premiums earned decreased $.5 million in the three-month period ended March 31, 2009, reflecting reduced sales of our traditional products, primarily single premium whole life insurance. The reduced sales coupled with an increase in surrenders of our traditional life insurance products decreased future policy benefits recorded between years.
Investment income decreased $2.0 million in the three-month period ended March 31, 2009 due primarily to lower market interest rates.
Realized investment losses were $2.8 million in the three-month period ended March 31, 2009, compared with realized investment losses of $1.3 million in the three-month period ended March 31, 2008. Investment losses for first quarter 2009 were primarily attributable to other-than-temporary investment write-downs of $2.8 million in fixed maturity securities and equity securities.
During the three-month period ended March 31, 2009, we recorded $63.5 million in annuity deposits compared to $28.4 million in the three-month period ended March 31, 2008, as consumers chose to invest their money in products with guaranteed rates of return. We expect this trend to continue throughout 2009. Pursuant to GAAP, we do not report annuity deposits as net premiums earned. Rather, we record annuity deposits as liabilities for future policyholder benefits. Revenues from annuities consist of policy surrender charges and investment income earned on policyholder deposits.
The growth in sales of fixed annuities generated net cash inflows of $19.4 million in the three-month period ended March 31, 2009, compared with net cash outflows of $11.3 million in the three-month period ended March 31, 2008. We also attribute the $19.4 million in net cash inflows to fewer annuities with expiring interest rate guarantees withdrawn in the first quarter of 2009. The net cash outflows related to our annuity business in first quarter of 2008 reflect the challenges we have been facing in retaining our existing annuitants and attracting new annuitants with a rate of interest that was competitive in the marketplace while still allowing for an acceptable profit margin.

Interest on policyholders’ accounts decreased $.7 million during the three-month period ended March 31, 2009 due to lower level of annuity balances in recent years and lower interest rates paid on our annuity products.
Investment Results
We recorded net investment income (before tax) of $23.3 million for the three-month period ended March 31, 2009, compared to $28.1 million for the same period in 2008. The decrease between years was primarily the result of the lower market interest rates and changes in the fair value of certain investments in limited liability partnership holdings, which we record under the equity method.
Realized investment losses were $3.5 million in the three-month period ended March 31, 2009, compared to realized investment losses of $1.2 million for the same period of 2008, primarily due to $4.6 million in other-than-temporary investment write-downs of fixed maturity securities and equity securities. No write-downs were recorded for the three-months ended March 31, 2008.
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in market value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date and are included in net realized investment gains (losses). Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; company specific news; credit ratings; the economic environment; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.
Changes in unrealized gains do not affect net income (loss) and earnings per common share but do impact comprehensive income (loss), stockholders’ equity and book value per common share. We believe that our unrealized losses at March 31, 2009 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize future impairment losses on some securities that we own at March 31, 2009 if future events, information, and the passage of time cause us to determine that a decline in value is other-than-temporary. However, we investment in high quality assets, to provide protection from future credit quality issues and corresponding impairment write-downs.
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
Our cash outflows are a result of losses and loss settlement expenses, commissions, premium taxes, income taxes, operating expenses, dividends, annuity withdrawals, and investment purchases. Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of individual catastrophe losses are inherently unpredictable and could increase our liquidity requirements.

The following table displays a summary of cash sources and uses in 2009 and 2008.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2009	2008
Cash provided by (used in):
Operating activities	$9,189	$29,518
Investing activities	(35,379)	(5,349)
Financing activities	22,754	(8,258)

Net increase (decrease) in cash and cash equivalents	$(3,436)	$15,911

The decrease in cash provided by operating activities during the three-month period ended March 31, 2009 compared to the same period in 2008 correlates to the deterioration in our net income during 2009, which is due to the additional development of Hurricane Katrina reserves resulting from claims litigation and the severe downtown in the investment environment.
Net cash flows used in investing activities decreased $30.0 million for the three-month period ended March 31, 2009 as compared to the same period in 2008, due primarily to purchases exceeding sales, calls and maturities in 2009. We have significant cash inflows from sales of investments and from scheduled and unscheduled investment maturities, redemptions and prepayments, which totaled $99.0 million for the three-month period ended March 31, 2009 and $196.7 million for the three-month period ended March 31, 2008.
For the three-month period ended March 31, 2009, cash provided by financing activities increased $31.0 million as compared to the three-month period ended March 31, 2008. We experienced positive annuity and universal life cash flows of $27.3 million during the three-month period ended March 31, 2009, compared to negative annuity and universal life cash flows of $4.0 million during the three-month period ended March 31, 2008. We attribute the change of $31.3 million in cash inflows between periods to more consumers choosing to invest their money in products with guaranteed rates of return. We expect this trend to continue throughout 2009.
If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could use. At March 31, 2009, our consolidated invested assets included $23.2 million of short-term investments, which consist primarily of fixed maturity securities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 9, 2009. We did not use our line of credit in the first three months of 2009, other than to secure letters of credit used in our reinsurance operations. As of March 31, 2009, $.2 million of the line of credit was allocated for that purpose. We do not anticipate the need to draw on the line of credit in the foreseeable future.
Capital Resources
Capital resources demonstrate our overall financial strength and ability to raise new capital to meet our needs. At March 31, 2009 our consolidated invested assets, which are primarily comprised of fixed maturity securities, increased $28.2 million or 1.3 percent to $2.124 billion, as compared to $2.096 billion at December 31, 2008. The increase in invested assets we experienced this year was primarily due to purchases ($134.1 million) exceeding sales, calls and maturities ($99.8 million) since December 31, 2008.

The composition of our investment portfolio at March 31, 2009 is presented in the following table:

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities(1)	$766,740	87.4%	$1,203,585	96.6%	$1,970,325	92.7%
Equity securities	83,819	9.5	9,464	0.8	93,283	4.4
Trading securities	10,405	1.2	—	—	10,405	0.5
Mortgage loans	—	—	7,701	0.6	7,701	0.4
Policy loans	—	—	7,734	0.6	7,734	0.4
Other long-term investments	11,307	1.3	—	0.0	11,307	0.5
Short-term investments	5,694	0.6	17,508	1.4	23,202	1.1

Total	$877,965	100.0%	$1,245,992	100.0%	$2,123,957	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value, while held-to-maturity fixed maturities are carried at amortized cost.
At March 31, 2009, $1,957.3 million, or 99.3 percent of our fixed maturities portfolio, was classified as available-for-sale, compared to $1,898.6 million, or 99.2 percent, at December 31, 2008. We classify our remaining fixed maturity securities as held-to-maturity, which are reported at amortized cost, or trading. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of March 31, 2009 and December 31, 2008, we did not have exposure to investments in sub-prime mortgages, derivative securities or other credit enhancement vehicles.
Stockholders’ Equity
Stockholders’ equity decreased 1.0 percent from $641.7 million at December 31, 2008 to $635.3 million at March 31, 2009. The primary decreases to stockholders’ equity included a reduction in net unrealized appreciation of $6.3 million, stockholder dividends of $4.0 million and stock repurchases of $.5 million. This was somewhat offset by net income of $3.3 million. At March 31, 2009, book value per common share was $23.89 compared to $24.10 at December 31, 2008.
STATUTORY AND OTHER NON-GAAP FINANCIAL MEASURES
We believe that disclosure of certain statutory and other non-GAAP financial measures enhances investor understanding of our financial performance. The following such measures are utilized in this report:
Premiums written is a measure of our overall business volume. Net premiums written comprise direct and assumed premiums written, net of what we are charged for reinsurance policies. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for insurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. We report premiums written applicable to the unexpired term of a policy as unearned premium subject to reinsurance. We evaluate premiums written as a measure of business production for the period under review.

	Three Months Ended March 31,
(In Thousands)	2009	2008
Net premiums written	$120,846	$132,867
Net change in unearned premium	(2,749)	(9,855)
Net change in prepaid reinsurance premium	224	(69)

Net premiums earned	$118,321	$122,943

Catastrophe losses utilize the designations of the Insurance Services Office (“ISO”) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is a single unpredictable incident or series of closely related incidents causing severe insured losses that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophes”). We also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. Management at times may determine for comparison purposes that it is more meaningful to exclude unusual catastrophe losses or litigation resulting from a catastrophe. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Three Months Ended March 31,
(In Thousands)	2009	2008
ISO catastrophes (1)	$2,069	$3,016
Non-ISO catastrophes	908	4

Total catastrophes	$2,977	$3,020

(1)	This number does not include development of $11.9 million in additional Hurricane Katrina reserves resulting from claims litigation.
Combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (referred to as the “loss ratio”) and the underwriting expense ratio (the “expense ratio”). When prepared in accordance with GAAP, the loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. When prepared in accordance with statutory accounting principles, the loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned; the expense ratio is calculated by dividing underwriting expenses by net premiums written.
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
We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2009, we did not have sub-prime mortgages, derivative securities or other credit-enhancement exposures.

While our primary market risk exposure is changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.
There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a detailed discussion of legal proceedings of the Company, refer to Note 1—Contingent Liabilities in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
ITEM 1A. RISK FACTORS
Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under our share repurchase program, announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued at any time. As of March 31, 2009, we had authorization from the Board of Directors to repurchase 575,575 shares of our common stock. Our share repurchase program will expire in August 2009 unless the Board of Directors decides to extend the program.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
1/1/09-1/31/09	—	$—	—	608,875
2/1/09-2/28/09	4,200	17.38	4,200	604,675
3/1/09-3/31/09	29,100	15.96	29,100	575,575
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date
11
Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 6 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128
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

UNITED FIRE & CASUALTY COMPANY
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons

Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer	Vice President, Chief Financial Officer and
Principal Accounting Officer

May 4, 2009	May 4, 2009

(Date)	(Date)

EXHIBIT INDEX

Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date
11
Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 6 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128
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