Form 10-Q
period 2009-06-30
UNITED FIRE & CASUALTY CO
filed 2009-07-31
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009
Commission File Number 001-34257

UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)

Iowa (State of Incorporation)	42-0644327 (IRS Employer Identification No.)
118 Second Avenue, S.E., Cedar Rapids, Iowa 52407
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (319) 399-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 28, 2009, 26,591,951 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
June 30, 2009

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $12,541 in 2009 and $15,146 in 2008)	$12,513	$15,177
Available-for-sale, at fair value (amortized cost $1,998,786 in 2009 and $1,942,466 in 2008)	2,028,801	1,898,569
Equity securities, at fair value (cost $55,449 in 2009 and $66,246 in 2008)	107,674	120,985
Trading securities, at fair value (amortized cost $11,091 in 2009 and $8,713 in 2008)	11,247	8,055
Mortgage loans	7,579	7,821
Policy loans	7,705	7,808
Other long-term investments	13,686	11,216
Short-term investments	13,715	26,142

	$2,202,920	$2,095,773

Cash and cash equivalents	$152,973	$109,582
Accrued investment income	28,861	27,849
Premiums receivable	153,980	134,295
Deferred policy acquisition costs	121,587	158,265
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $29,283 in 2009 and $27,994 in 2008)	18,081	15,275
Reinsurance receivables and recoverables	53,050	60,275
Prepaid reinsurance premiums	1,854	1,559
Income taxes receivable	16,633	26,974
Deferred income taxes	6,723	8,297
Other assets	49,527	48,986

TOTAL ASSETS	$2,806,189	$2,687,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$592,853	$586,109
Life insurance	1,248,442	1,167,665
Unearned premiums	233,531	216,966
Accrued expenses and other liabilities	78,180	74,649

TOTAL LIABILITIES	$2,153,006	$2,045,389

Stockholders’ Equity

Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,591,951 and 26,624,086 shares issued and outstanding in 2009 and 2008, respectively	$88,640	$88,747
Additional paid-in capital	139,343	138,511
Retained earnings	400,588	410,634
Accumulated other comprehensive income, net of tax	24,612	3,849

TOTAL STOCKHOLDERS’ EQUITY	$653,183	$641,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,806,189	$2,687,130

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008	2009	2008

Revenues
Net premiums earned	$119,671	$123,274	$237,992	$246,217
Investment income, net of investment expenses	27,359	27,844	50,630	55,899
Realized investment gains (losses)	(13,153)	944	(16,641)	(210)
Other income	169	184	328	383

	$134,046	$152,246	$272,309	$302,289

Benefits, Losses and Expenses
Losses and loss settlement expenses	$90,558	$100,707	$176,636	$168,189
Future policy benefits	5,874	5,360	9,262	11,206
Amortization of deferred policy acquisition costs	28,795	32,029	58,201	64,555
Other underwriting expenses	9,970	5,568	18,456	12,488
Disaster charges and other related expenses, net of recoveries	(188)	3,753	(546)	3,753
Interest on policyholders’ accounts	10,397	10,217	20,169	20,663

	$145,406	$157,634	$282,178	$280,854

Income (loss) before income taxes	$(11,360)	$(5,388)	$(9,869)	$21,435
Federal income tax expense (benefit)	(6,026)	(3,865)	(7,805)	2,831

Net Income (Loss)	$(5,334)	$(1,523)	$(2,064)	$18,604

Weighted average common shares outstanding	26,591,777	27,153,114	26,602,518	27,171,955
Basic earnings (loss) per common share	$(0.20)	$(0.06)	$(0.08)	$0.68
Diluted earnings (loss) per common share	$(0.20)	$(0.06)	$(0.08)	$0.68
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30,
(In Thousands Except Number of Shares)	2009	2008

Common stock
Balance, beginning of year	$88,747	$90,653
Shares repurchased (33,300 in 2009 and 174,564 in 2008)	(111)	(582)
Shares issued for stock-based awards (1,165 in 2009 and 7,120 in 2008)	4	24

Balance, end of period	$88,640	$90,095

Additional paid-in capital
Balance, beginning of year	$138,511	$149,511
Compensation expense and related tax benefit for stock-based award grants	1,244	861
Shares repurchased	(427)	(4,648)
Shares issued for stock-based awards	15	111

Balance, end of period	$139,343	$145,835

Retained earnings
Balance, beginning of year	$410,634	$439,860
Net income (loss)	(2,064)	18,604
Dividends on common stock ($0.15 per share in 2009 and 2008)	(7,982)	(8,163)

Balance, end of period	$400,588	$450,301

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$3,849	$71,473
Change in net unrealized appreciation (1)	19,973	(31,704)
Change in underfunded status of employee benefit plans (2)	790	425

Balance, end of period	$24,612	$40,194

Summary of changes
Balance, beginning of year	$641,741	$751,497
Net income (loss)	(2,064)	18,604
All other changes in stockholders’ equity accounts	13,506	(43,676)

Balance, end of period	$653,183	$726,425

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(2,064)	$18,604
Adjustments to reconcile net income to net cash provided by operating activities
Net bond premium accretion	1,548	1,389
Depreciation and amortization	1,805	1,718
Stock-based compensation expense	1,267	824
Realized investment losses	16,641	210
Net cash flows from trading investments	(2,352)	1,384
Deferred income tax benefit	(9,673)	(2,165)
Changes in:
Accrued investment income	(1,012)	355
Premiums receivable	(19,685)	(36,474)
Deferred policy acquisition costs	(3,992)	(923)
Reinsurance receivables	7,225	(3,065)
Prepaid reinsurance premiums	(295)	627
Income taxes receivable (payable)	10,341	(5,396)
Other assets	(541)	(30,801)
Future policy benefits and losses, claims and loss settlement expenses	15,274	47,043
Unearned premiums	16,565	15,235
Accrued expenses and other liabilities	4,746	5,655
Deferred income taxes	—	(548)
Other, net	953	2,249

Total adjustments	$38,815	$(2,683)

Net cash provided by operating activities	$36,751	$15,921

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$8,360	$920
Proceeds from call and maturity of held-to-maturity investments	2,675	9,550
Proceeds from call and maturity of available-for-sale investments	177,632	233,587
Proceeds from short-term and other investments	17,925	54,840
Purchase of available-for-sale investments	(251,479)	(352,123)
Purchase of short-term and other investments	(7,534)	(50,263)
Net purchases and sales of property and equipment	(4,662)	(401)

Net cash used in investing activities	$(57,083)	$(103,890)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$163,857	$88,928
Withdrawals from investment and universal life contracts	(91,610)	(102,970)
Payment of cash dividends	(7,982)	(8,163)
Repurchase of common stock	(538)	(5,229)
Issuance of common stock	19	118
Tax benefit (expense) from issuance of common stock	(23)	37

Net cash provided by (used in) by financing activities	$63,723	$(27,279)

Net Change in Cash and Cash Equivalents	$43,391	$(115,248)
Cash and Cash Equivalents at Beginning of Period	109,582	252,565

Cash and Cash Equivalents at End of Period	$152,973	$137,317

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The review report of Ernst & Young LLP as of and for the three- and six-month periods ended June 30, 2009, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $1.8 million for the six-month period ended June 30, 2009, compared to $13.8 million for the six-month period ended June 30, 2008. We made no significant payments of interest for the six-month periods ended June 30, 2009 and 2008, other than interest credited to policyholders’ accounts.
Income Taxes
For the six-month period ended June 30, 2009, we reported a federal income tax benefit of $7.8 million, compared to federal income tax expense of $2.8 million at an effective tax rate of 13.2 percent for the six-month period ended June 30, 2008. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income. In 2008, an adjustment to the valuation allowance on our deferred tax assets contributed to a further reduction in our effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Contingent Liabilities
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of June 30, 2009, there were in excess of 300 individual policyholder cases pending, and an additional 11 class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. The Federal trial court recently ruled that certification of policyholder claims as a class would be inappropriate, but this decision may be appealed. Lafayette Insurance Company, as a Louisiana domiciled insurance company, is subject to jurisdiction in state court, and this ruling will not be determinative of class certification decisions in those state court suits seeking class certification.
In light of an April 8, 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, state and federal courts have been reviewing the pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial.
In June 2008, a commercial policyholder was awarded approximately $21.0 million in additional Hurricane Katrina damages by a Federal Court jury sitting in New Orleans. The claims associated with this litigation represent what we consider to be our single largest exposure as a result of that hurricane. In response to this verdict, we recorded an incurred loss, net of excess of loss of reinsurance, of $10.8 million in 2008. However, we have filed an appeal of this verdict, as we believe that the award includes damages that were attributable to flooding (and thus excluded from coverage) and that there were other errors at trial prejudicial to us. According to Louisiana law we were required to place $29.0 million on deposit with the State of Louisiana for this case while we pursue an appeal. This appeal remains pending as of June 30, 2009.
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
We consider all of our other litigation pending as of June 30, 2009 to be ordinary, routine, and incidental to our business.

Securities Lending
We participate in a securities lending program, which generates net investment income and discounts other investment fees we are charged, by lending certain investments to other institutions for short periods of time. Borrowers of these securities must deposit and maintain, at all times, collateral in the form of cash or U.S. Treasury securities with the Northern Trust Corporation (“Northern Trust”), the third-party custodian, equal to at least 102% of the market value of the securities loaned plus accrued interest. If a borrower fails to return the borrowed security, Northern Trust will use the collateral to purchase the same or similar security as a replacement for the borrowed security that was not returned by the borrower. However, we would receive the collateral in place of the borrowed security if Northern Trust is unable to purchase the same or similar security.
All collateral is held by Northern Trust. We have the right to access the collateral only if the institution borrowing our securities is in default under the lending agreement. Therefore, we do not recognize the receipt of the collateral held by Northern Trust or the obligation to return the collateral at the conclusion of the lending agreement in our Consolidated Financial Statements. We also maintain effective control of the loaned securities and have the right and ability to redeem the securities loaned on short notice. Therefore, we continue to classify these securities as invested assets in our Consolidated Financial Statements. At June 30, 2009, we had securities totaling $67.9 million on loan under the program.
Recently Issued Accounting Standards
Adopted Accounting Standards
SFAS No. 141(R), “Business Combinations”
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
SFAS No. 165, “Subsequent Events”
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after June 30, 2009 through July 31, 2009, the date on which our interim Consolidated Financial Statements are filed, for potential recognition and/or disclosure in our Consolidated Financial Statements. We did not identify any material subsequent events during this period.

FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009. The adoption of FSP SFAS No. 157-4 did not have any impact on the amounts reported in our Consolidated Financial Statements.
FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity and replaces the current requirement that an entity have the positive intent and ability to hold an impaired security until recovery of its amortized cost basis in order to conclude an impairment was not other-than-temporary with the requirement that management not intend to sell the impaired security and that it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period.
We have analyzed all fixed maturity securities held in our investment portfolio at June 30, 2009, that were deemed to be other-than-temporarily impaired in the current (or prior) period to determine whether any portion of the OTTI realized loss should be reclassified and reported as a component of accumulated other comprehensive income. Our analysis indicated that, in all instances, the recognition of the OTTI realized loss was the result of the deterioration in credit quality of the issuer of the underlying security, which corresponded to the bankruptcy of the issuer for the majority of securities. As such, the amount of OTTI realized loss recorded for these securities was properly recognized in current (or prior) period earnings.
FSP SFAS No. 115-2 also requires extensive disclosures for both fixed maturity securities and equity securities on an interim and annual basis to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS No. 115-2 did not have any impact on our financial position or results of operations.
FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS No. 107-1 did not have any impact on our financial position or results of operations.

Pending Accounting Standards
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have any impact on our Consolidated Financial Statements.
FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS No. 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of SFAS No. 132(R)-1 to have a material impact on our Consolidated Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2009 and December 31, 2008, is as follows:

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
June 30, 2009	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$1,427	$45	$—	$1,472
Mortgage-backed securities	575	59	—	634
States, municipalities and political subdivisions
General obligations	1,803	29	13	1,819
Special revenue	8,708	164	256	8,616

Total Held-to-Maturity Fixed Maturities	$12,513	$297	$269	$12,541

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,368	$1,526	$—	$18,894
Mortgage-backed securities	2	—	—	2
US Treasury	28,215	734	55	28,894
Agency	30,024	127	112	30,039
States, municipalities and political subdivisions
General obligations	372,926	13,588	680	385,834
Special revenue	222,025	5,521	1,862	225,684
Foreign bonds
Canadian	40,114	1,614	607	41,121
Other foreign	59,926	1,775	517	61,184
Public utilities
Electric	229,390	6,762	1,655	234,497
Natural gas	55,061	1,810	2	56,869
Other	3,913	175	11	4,077
Corporate bonds
Bank, trust and insurance companies	298,093	4,803	16,889	286,007
Transportation	30,497	1,113	88	31,522
Energy	128,404	3,565	464	131,505
Technology	87,526	3,526	626	90,426
Basic industry	96,371	2,112	1,373	97,110
Credit cyclicals	65,857	1,702	784	66,775
Other	233,074	8,707	3,420	238,361

Total Available-For-Sale Fixed Maturities	$1,998,786	$59,160	$29,145	$2,028,801

Equity securities
Common stocks
Public utilities
Electric	$6,646	$2,655	$494	$8,807
Natural gas	838	547	—	1,385
Other	2	—	—	2
Bank, trust and insurance companies
Banks	6,684	21,464	325	27,823
Insurance	3,129	7,340	159	10,310
Other	139	360	—	499
All other common stocks
Transportation	189	1,150	107	1,232
Energy	4,903	3,598	57	8,444
Technology	9,110	3,703	1,257	11,556
Basic industry	7,156	2,756	324	9,588
Credit cyclicals	2,680	312	—	2,992
Other	12,512	12,047	253	24,306
Nonredeemable preferred stocks	1,461	—	731	730

Total Available-for-Sale Equity Securities	$55,449	$55,932	$3,707	$107,674

Total Available-for-Sale Securities	$2,054,235	$115,092	$32,852	$2,136,475

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
December 31, 2008	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$1,900	$51	$—	$1,951
Mortgage-backed securities	641	58	—	699
States, municipalities and political subdivisions
General obligations	2,281	35	—	2,316
Special revenue	9,290	208	270	9,228
All other corporate bonds	1,065	—	113	952

Total Held-to-Maturity Fixed Maturities	$15,177	$352	$383	$15,146

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,368	$1,023	$—	$18,391
Mortgage-backed securities	3	—	—	3
US Treasury	25,333	1,258	—	26,591
Agency	99,814	269	233	99,850
States, municipalities and political subdivisions
General obligations	367,370	10,122	821	376,671
Special revenue	225,069	4,538	2,491	227,116
Foreign bonds
Canadian	33,046	349	2,245	31,150
Other foreign	47,363	525	1,335	46,553
Public utilities
Electric	201,847	1,386	6,798	196,435
Natural gas	54,327	587	731	54,183
Other	4,213	484	2	4,695
Corporate bonds
Bank, trust and insurance companies	318,964	1,209	28,818	291,355
Transportation	29,291	205	486	29,010
Energy	90,211	1,017	2,362	88,866
Technology	73,707	1,205	2,388	72,524
Basic industry	85,517	519	3,519	82,517
Credit cyclicals	56,979	368	5,394	51,953
Other	212,044	2,861	14,199	200,706

Total Available-For-Sale Fixed Maturities	$1,942,466	$27,925	$71,822	$1,898,569

Equity securities
Common stocks
Public utilities
Electric	$7,681	$2,501	$376	$9,806
Natural gas	838	552	—	1,390
Other	2	2	—	4
Bank, trust and insurance companies
Banks	7,166	28,274	—	35,440
Insurance	4,234	9,802	35	14,001
Other	139	335	—	474
All other common stocks
Transportation	189	1,185	—	1,374
Energy	5,057	3,640	1,067	7,630
Technology	8,706	2,991	750	10,947
Basic industry	11,674	1,775	3,055	10,394
Credit cyclicals	5,959	388	2,372	3,975
Other	13,140	13,671	1,946	24,865
Nonredeemable preferred stocks	1,461	—	776	685

Total Available-for-Sale Equity Securities	$66,246	$65,116	$10,377	$120,985

Total Available-for-Sale Securities	$2,008,712	$93,041	$82,199	$2,019,554

The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at June 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-To-Maturity		Available-For-Sale		Trading
(Dollars in Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
June 30, 2009	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$641	$647	$185,545	$187,018	$—	$—
Due after one year through five years	4,894	5,013	1,006,778	1,027,497	4,482	4,741
Due after five years through 10 years	4,976	4,775	636,434	639,940	—	—
Due after 10 years	—	—	152,659	155,450	6,609	6,506
Mortgage-backed securities	575	634	2	2	—	—
Collateralized mortgage obligations	1,427	1,472	17,368	18,894	—	—

	$12,513	$12,541	$1,998,786	$2,028,801	$11,091	$11,247

Proceeds from sales of available-for-sale securities for the three-months ended June 30, 2009 and 2008, were $.3 million and $.9 million, respectively. Proceeds from sales of available-for-sale securities for the six-months ended June 30, 2009 and 2008, were $8.4 million and $.9 million, respectively. There were no gross gains for the three-and six-months ended June 30, 2009 and 2008. Gross losses for the three-months ended June 30, 2009 and 2008, were $.3 million and $.1 million, respectively. Gross losses for the six-months ended June 30, 2009 and 2008, were $.4 million and $.1 million, respectively.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $11.2 million at June 30, 2009 and $8.1 million at December 31, 2008. In both the three- and six-months ended June 30, 2009 and 2008, we had no additional gross gains or losses attributable to the change in fair value of trading securities still held at June 30, 2009 and 2008.
There were no sales of held-to-maturity securities during the three- and six-months ended June 30, 2009 and 2008.
The cost of investments sold is determined by the specific identification method. A summary of net realized investment gains (losses) resulting from sales, calls and other-than-temporary impairments, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Net realized investment gains (losses)
Fixed maturities	$(2,222)	$(260)	$(5,500)	$(1,523)
Equity securities	(11,472)	89	(11,982)	691
Trading securities	541	1,115	838	622
Short-term investments	—	—	3	—

Total realized investment gains (losses)	$(13,153)	$944	$(16,641)	$(210)

A summary of net changes in unrealized investment appreciation, less applicable income taxes, is as follows:

	Six Months Ended June 30,
(In Thousands)	2009	2008
Net changes in unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$71,398	$(62,486)
Deferred policy acquisition costs	(40,670)	13,697
Income tax effect	(10,755)	17,085

Change in net unrealized appreciation	$19,973	$(31,704)

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires that other-than-temporary impairment charges be recorded when we determine that it is more likely than not that we will be unable to recover the entire amortized cost of the fixed maturity security, or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; and we have no intent to sell or requirement to sell the investment.
The following pages present a summary of fixed maturity and equity securities that were in an unrealized loss position at June 30, 2009 and December 31, 2008.
We believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is not more likely than not we will be required to sell the securities until such time as the value recovers or the securities mature.
We attribute the deterioration in value of our equity security portfolio to the current economic conditions that resulted in market volatility in the first six months of 2009 and not to an explicit matter impacting the financial position of the underlying companies in which we are invested. We have evaluated the unrealized losses reported for all of our equity securities at June 30, 2009, and have concluded that the duration and severity of these losses do not warrant the recognition of an other-than-temporary impairment charge at June 30, 2009. Specifically, the unrealized losses reported for individual securities that have been in an unrealized loss position for greater than 12 months has fluctuated significantly during 2009. Our largest unrealized loss greater than 12 months on an individual security at June 30, 2009 was $.2 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for other-than-temporary impairment recognition.

	Less than 12 months			12 months or longer			Total
(Dollars in Thousands)			Gross			Gross		Gross
June 30, 2009	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	1	291	13	—	—	—	291	13
Special revenue	1	1,918	45	1	767	211	2,685	256

Total Held-to-Maturity Fixed Maturities	2	2,209	58	1	767	211	2,976	269

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
US Treasury	2	3,429	55	—	—	—	3,429	55
Agency	4	12,888	112	—	—	—	12,888	112
States, municipalities and political subdivisions
General obligations	15	12,192	105	16	12,951	575	25,143	680
Special revenue	21	22,964	817	23	21,512	1,045	44,476	1,862
Foreign bonds
Canadian	—	—	—	2	7,221	607	7,221	607
Other foreign	4	11,179	517	—	—	—	11,179	517
Public utilities
Electric	13	35,102	976	6	22,868	679	57,970	1,655
Natural gas	1	995	2	—	—	—	995	2
Other	2	928	11	—	—	—	928	11
Corporate bonds
Bank, trust and insurance	23	64,118	5,340	37	102,070	11,549	166,188	16,889
Transportation	1	1,251	39	1	1,970	49	3,221	88
Energy	3	8,758	230	4	11,726	234	20,484	464
Technology	2	6,271	7	3	6,247	619	12,518	626
Basic industry	8	23,659	1,100	4	12,734	273	36,393	1,373
Credit cyclicals	3	11,542	532	3	7,476	252	19,018	784
Other	5	11,573	432	8	31,249	2,988	42,822	3,420

Total Available-For-Sale Fixed Maturities	107	226,849	10,275	107	238,024	18,870	464,873	29,145

Equity securities
Common stocks
Public utilities
Electric	10	2,025	411	5	368	83	2,393	494
Bank, trust and insurance companies
Banks	2	624	183	1	150	142	774	325
Insurance	3	521	118	2	122	41	643	159
All other common stock
Transportation	15	44	107	—	—	—	44	107
Energy	2	155	57	—	—	—	155	57
Technology	49	2,681	993	8	354	264	3,035	1,257
Basic industry	6	1,652	324	1	—	—	1,652	324
Other	6	2,512	169	16	241	84	2,753	253
Nonredeemable preferred stocks	—	—	—	5	730	731	730	731

Total Available-for-Sale Equity Securities	93	10,214	2,362	38	1,965	1,345	12,179	3,707

Total Available-for-Sale Securities	200	237,063	12,637	145	239,989	20,215	477,052	32,852

Total	202	239,272	12,695	146	240,756	20,426	480,028	33,121

	Less than 12 months			12 months or longer			Total
(Dollars in Thousands)			Gross			Gross		Gross
December 31, 2008	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	—	—	1	704	270	704	270
Corporate bonds
All other corporate bonds
Other	6	952	113	—	—	—	952	113

Total Held-to-Maturity Fixed Maturities	6	952	113	1	704	270	1,656	383

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Agency	3	11,906	178	1	8,072	55	19,978	233
States, municipalities and political subdivisions
General obligations	32	27,912	539	10	7,432	282	35,344	821
Special revenue	43	46,904	1,338	15	14,581	1,153	61,485	2,491
Foreign bonds
Canadian	9	26,402	1,315	1	2,797	930	29,199	2,245
Other foreign	9	30,076	1,335	—	—	—	30,076	1,335
Public utilities
Electric	33	112,462	4,375	6	24,123	2,423	136,585	6,798
Natural gas	8	25,533	731	—	—	—	25,533	731
Other	1	356	2	—	—	—	356	2
Corporate bonds
Bank, trust and insurance	47	149,356	11,378	28	78,755	17,440	228,111	28,818
Transportation	7	18,823	486	—	—	—	18,823	486
Energy	16	47,647	2,362	—	—	—	47,647	2,362
Technology	12	39,420	1,344	1	3,790	1,044	43,210	2,388
Basic industry	19	51,424	3,494	1	975	25	52,399	3,519
Credit cyclicals	10	41,770	4,691	1	3,030	703	44,800	5,394
Other	30	96,310	6,026	8	19,120	8,173	115,430	14,199

Total Available-For-Sale Fixed Maturities	279	726,301	39,594	72	162,675	32,228	888,976	71,822

Equity securities
Public utilities
Electric	1	535	100	2	382	276	917	376
Banks
Insurance		—	—	2	422	35	422	35
All other common stock
Energy	2	2,328	1,067	—	—	—	2,328	1,067
Technology	5	3,836	750	—	—	—	3,836	750
Basic industry	4	4,481	3,055	—	—	—	4,481	3,055
Credit cyclicals	—	—	—	1	3,471	2,372	3,471	2,372
Other	5	752	1,556	2	1,207	390	1,959	1,946
Nonredeemable preferred stocks	1	514	717	1	171	59	685	776

Total Available-for-Sale Equity Securities	18	12,446	7,245	8	5,653	3,132	18,099	10,377

Total Available-for-Sale Securities	297	738,747	46,839	80	168,328	35,360	907,075	82,199

Total	303	739,699	46,952	81	169,032	35,630	908,731	82,582

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the particular asset or liability shown.
In most cases, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. Where quoted market prices do not exist, we base fair values on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.
We base the estimated fair value of mortgage loans on discounted cash flows, utilizing the market rate of interest for similar loans in effect at the valuation date.
The estimated fair value of policy loans is equivalent to carrying value. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders’ account balance for interest-sensitive policies.
Our other long-term investments consist primarily of holdings in limited liability partnership funds that are valued by the various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value at June 30, 2009 and December 31, 2008.
For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.
We calculate the fair value of the liabilities for all annuity products based upon the estimated value of the business, using current market rates and forecast assumptions and risk-adjusted discount rates, in accordance with the provisions of SFAS No. 157, “Fair Value Measurements,” when relevant observable market data does not exist.
A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2009 and December 31, 2008 is as follows:

At December 31	June 30, 2009		December 31, 2008
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$12,541	$12,513	$15,146	$15,177
Available-for-sale fixed maturities	2,028,801	2,028,801	1,898,569	1,898,569
Trading securities	11,247	11,247	8,055	8,055
Equity securities	107,674	107,674	120,985	120,985
Mortgage loans	8,360	7,579	8,719	7,821
Policy loans	7,705	7,705	7,808	7,808
Other long-term investments	13,686	13,686	11,216	11,216
Short-term investments	13,715	13,715	26,142	26,142
Cash and cash equivalents	152,973	152,973	109,582	109,582
Accrued investment income	28,861	28,861	27,849	27,849
Liabilities
Policy Reserves
Annuity (accumulations)	$837,376	$857,924	$748,506	$786,063
Annuity (benefit payments)	71,488	73,430	69,976	73,094

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
In determining whether a security should be categorized as a Level 2 or Level 3, we also consider whether there has been a decrease in the volume and level of activity for a specific security by analyzing the following indicators:
•	Trading volume in the secondary market;
•	Level of credit spreads over historical levels;
•	Bid-ask spread; and
•	Price consensus among market participants and sources.
We review the fair value hierarchy categorizations on a quarterly basis, at which time the classification of certain financial instruments may change if the input observations have changed. As depicted in the Level 3 disclosure table on the following page, reclassification of securities to/from the Level 3 category are reported as “transfers in/out” as of the beginning of the period in which the reclassification occurred.
For all levels, we obtain or calculate only one quote or price per instrument. To determine the fair value of our financial instruments, we utilize independent pricing services and brokers and, in some instances, internal pricing methods, all of which provide a single quote or price for each financial instrument.
The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheet at June 30, 2009:

(In Thouands)		Fair Value Measurements
Description	June 30, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$2,028,801	$—	$2,019,496	$9,305
Equity securities	107,674	106,799	875	—
Trading securities	11,247	1,810	9,437	—
Short-term investments	13,715	1,200	12,515	—
Money market accounts	118,342	118,342	—	—

Total assets	$2,279,779	$228,151	$2,042,323	$9,305

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
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2009:

	Available-for-sale
(In Thousands)	fixed maturities	Equity securities	Total
Balance at March 31, 2009	$12,176	$—	$12,176
Unrealized gains (1)	1,122	270	1,392
Amortization	(3)	—	(3)
Purchases and disposals	(3,059)	—	(3,059)
Transfers in/out	(931)	(270)	(1,201)

Balance at June 30, 2009	$9,305	$—	$9,305

(1)	Unrealized gains are recorded as a component of comprehensive income (loss).
The amount reported in the previous table as available-for-sale fixed maturities “purchases and disposals” includes $3.0 million of available-for-sale fixed maturities that were reclassified to other long-term investments due to bankruptcy reorganization.
The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2009:

	Available-for-sale
(In Thousands)	fixed maturities	Equity securities	Total
Balance at December 31, 2008	$6,254	$1,851	$8,105
Unrealized gains (losses) (1)	389	(4)	385
Purchases and disposals	(3,552)	—	(3,552)
Transfers in/out	6,214	(1,847)	4,367

Balance at June 30, 2009	$9,305	$—	$9,305

(1)	Unrealized gains (losses) are recorded as a component of comprehensive income (loss).
The amount reported in the previous table as available-for-sale fixed maturities “transfers in/out” includes the transfer in of a private placement security we hold of $4.8 million, which had no observable price available at June 30, 2009, and the transfer in of $3.3 million of available-for-sale fixed maturities that were subsequently reclassified, as a disposal, to other long-term investments due to bankruptcy reorganization.

NOTE 4. EMPLOYEE BENEFITS
Our pension and postretirement benefit expense for the three- and six-month periods ended June 30, 2009 and 2008 are displayed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Pension expense	$1,967	$807	$2,724	$1,514
Other postretirement benefit expense	687	413	1,257	863
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we expected to contribute $4.0 million to our pension plan in 2009. For the six-month period ended June 30, 2009, we have contributed $2.0 million to the pension plan. We do not anticipate that the total contribution in 2009, will vary significantly from the expected contribution.
NOTE 5. STOCK-BASED COMPENSATION
Nonqualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (“the Plan”) authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 927,125 authorized shares available for future issuance at June 30, 2009. The Plan is administered by the Board of Directors who has the authority to determine which employees will receive awards under the Plan, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Plan. Pursuant to the Plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
Option awards granted pursuant to the Plan are granted to buy shares of United Fire’s common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted stock awards granted pursuant to the Plan fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. Restricted stock awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the Plan is displayed in the following table.

	Six
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	June 30, 2009	to Date
Beginning balance	1,021,025	1,000,000
Additional authorization from 2008 Stock Plan	—	900,000
Number of awards granted	(103,500)	(1,024,975)
Number of awards forfeited or expired	9,600	52,100

Ending balance	927,125	927,125
Number of option awards exercised	600	167,042
Number of restricted stock awards vested	—	—

Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at June 30, 2009. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Six
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	June 30, 2009	to Date
Beginning balance	70,003	150,000
Number of awards granted	—	(86,000)
Number of awards forfeited or expired	—	6,003

Ending balance	70,003	70,003
Number of awards exercised	—	—
Stock-Based Compensation Expense
For each of the three-month periods ended June 30, 2009 and 2008, we recognized stock-based compensation expense of $.4 million. For the six-month periods ended June 30, 2009 and 2008, we recognized stock-based compensation expense of $1.3 million and $.8 million, respectively. As of June 30, 2009, we have $4.6 million in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation is expected to be recognized over a term of five years, except with respect to awards that are accelerated by the Board of Directors, in which case any remaining compensation expense will be recognized in the period in which the awards are accelerated.

NOTE 6. SEGMENT INFORMATION
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
The following analyses for the three-month periods ended June 30, 2009 and 2008 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	Property and Casualty
(In Thousands)	Insurance	Life Insurance	Total
Three Months Ended June 30, 2009
Net premiums earned	$109,458	$10,290	$119,748
Investment income, net of investment expenses	9,125	18,277	27,402
Realized investment gains (losses)	(7,631)	(5,522)	(13,153)
Other income	17	152	169

Revenues	$110,969	$23,197	$134,166

Inter-segment Eliminations	(43)	(77)	(120)

Total Revenues	$110,926	$23,120	$134,046

Net Income (Loss)	$(3,783)	$(1,551)	$(5,334)

Assets	$1,319,141	$1,487,048	$2,806,189

Three M onths Ended June 30, 2008
Net premiums earned	$115,014	$8,333	$123,347
Investment income, net of investment expenses	9,311	18,565	27,876
Realized investment gains (losses)	1,205	(261)	944
Other income (loss)	(18)	202	184

Revenues	$125,512	$26,839	$152,351

Inter-segment Eliminations	(43)	(62)	(105)

Total Revenues	$125,469	$26,777	$152,246

Net Income (Loss)	$(4,158)	$2,635	$(1,523)

Assets	$1,331,166	$1,437,992	$2,769,158

The following analyses for the six-month periods ended June 30, 2009 and 2008 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	Property and
(In Thousands)	Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2009
Net premiums earned	$218,672	$19,475	$238,147
Investment income, net of investment expenses	15,216	35,500	50,716
Realized investment gains (losses)	(8,348)	(8,293)	(16,641)
Other income	45	283	328

Revenues	$225,585	$46,965	$272,550

Inter-segment Eliminations	(86)	(155)	(241)

Total Revenues	$225,499	$46,810	$272,309

Net Income (Loss)	$(1,919)	$(145)	$(2,064)

Assets	$1,319,141	$1,487,048	$2,806,189

Six Months Ended June 30, 2008
Net premiums earned	$228,366	$17,985	$246,351
Investment income, net of investment expenses	18,144	37,808	55,952
Realized investment gains (losses)	1,332	(1,542)	(210)
Other income (loss)	(29)	412	383

Revenues	$247,813	$54,663	$302,476

Inter-segment Eliminations	(84)	(103)	(187)

Total Revenues	$247,729	$54,560	$302,289

Net Income	$14,368	$4,236	$18,604

Assets	$1,331,166	$1,437,992	$2,769,158

NOTE 7. EARNINGS PER COMMON SHARE
Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share calculates the effect of all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and restricted stock awards.
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
The components of basic and diluted earnings (loss) per share are displayed in the following tables for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net income (loss)	$(5,334)	$(5,334)	$(1,523)	$(1,523)
Weighted-average common shares outstanding	26,592	26,592	27,153	27,153
Add dilutive effect of restricted stock awards	—	—	—	—
Add dilutive effect of stock options	—	—	—	—

Weighted-average common shares for EPS calculation	26,592	26,592	27,153	27,153

Earnings (loss) per common share	$(0.20)	$(0.20)	$(0.06)	$(0.06)

Awards excluded from diluted EPS calculation(1)	—	924	—	834

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
The components of basic and diluted earnings per share are displayed in the following tables for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009		2008
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net income (loss)	$(2,064)	$(2,064)	$18,604	$18,604
Weighted-average common shares outstanding	26,603	26,603	27,172	27,172
Add dilutive effect of restricted stock awards	—	—	—	19
Add dilutive effect of stock options	—	—	—	—

Weighted-average common shares for EPS calculation	26,603	26,603	27,172	27,172

Earnings (loss) per common share	$(0.08)	$(0.08)	$0.68	$0.68

Awards excluded from diluted EPS calculation(1)	—	924	—	815

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. COMPREHENSIVE INCOME
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
The table below displays our comprehensive income (loss) and the related tax effects for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
(In Thousands)	2009	2008
Net income (loss)	$(5,334)	$(1,523)

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	27,259	(34,509)
Adjustment for net realized (gains) losses included in income	13,153	(944)
Adjustment for costs included in employee benefit expense	899	360

Other comprehensive income (loss), before tax	41,311	(35,093)
Income tax effect	(14,458)	12,285

Other comprehensive income (loss), after tax	26,853	(22,808)

Comprehensive income (loss)	$21,519	$(24,331)

The table below displays our comprehensive income (loss) and the related tax effects for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,
(In Thousands)	2009	2008
Net income	$(2,064)	$18,604

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	14,087	(48,999)
Adjustment for net realized losses included in income	16,641	210
Adjustment for costs included in employee benefit expense	1,215	655

Other comprehensive income (loss), before tax	31,943	(48,134)
Income tax effect	(11,180)	16,855

Other comprehensive income (loss), after tax	20,763	(31,279)

Comprehensive income (loss)	$18,699	$(12,675)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
United Fire & Casualty Company
We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
July 31, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among other factors that could cause our actual outcomes and results to differ are:
•	The impact of the current unprecedented volatility in the financial markets, including the duration of the credit crisis and the effectiveness of governmental solutions.

•	The adequacy of our loss reserves established for Hurricane Katrina, which are based on management estimates.

•	Additional government and Nasdaq Stock Market LLC policies relating to corporate governance, and the cost to comply.

•	Changing rates of inflation.

•	The valuation of invested assets.

•	The valuation of pension and other postretirement benefit obligations.

•	The calculation and recovery of deferred policy acquisition costs.

•	The ability to maintain and safeguard the security of our data.

•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.

•	Our relationship with our reinsurers.

•	Our relationship with our agents.

•	The pricing of our products.

•	The adequacy of the reinsurance coverage that we purchase.
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

OVERVIEW AND OUTLOOK
Our Business
We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums were written in Iowa, Texas, Missouri, Louisiana and Colorado for the six-month period ended June 30, 2009. More than three-fourths of our life insurance premiums were written in Iowa, Nebraska, Minnesota, Wisconsin and Illinois for the six-month period ended June 30, 2009.
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
Financial Overview
The insurance market remained challenging in the second quarter of 2009; however our total stockholders’ equity increased by $11.4 million or 1.8 percent from December 31, 2008. The increase was the result of a modest improvement in the fixed income markets, which led to an increase in our unrealized investment gains. Book value per share increased from $24.10 at December 31, 2008 to $24.56 at June 30, 2009.
In the first half of 2009, our property and casualty results deteriorated due primarily to a decrease in earned premiums and an increase in loss settlement expenses. The decline in our earned premiums was not unexpected in the current market cycle and economic downturn. The increase in our loss settlement expenses was due to an increase in products liability and construction defect claims. This is somewhat reflective of the type of business we write (e.g., construction and manufacturing), as products liability and construction defect claims tend to result in costly insurance settlements. To manage litigation and other settlement expenses, our underwriting department is taking steps to ensure proper pricing and adequate loss control on accounts, while our claims department is closely monitoring costs related to outside attorneys.
In addition to the year over year increase in loss settlement expenses, we experienced a trend of increasing costs due to Hurricane Katrina claims. We continue to settle lawsuits related to Hurricane Katrina, but the legal environment in New Orleans has become increasingly challenging. To address the increasing uncertainty associated with claims being litigated in the Louisiana courts, we increased our reserves for losses that occurred in prior years by $12.4 million for the six-month period ended June 30, 2009.
Despite the state of the insurance and investment markets, our core book of business performed reasonably well in the second quarter of 2009; our claims frequency decreased from the first quarter of 2009, while claims severity slowly increased from the prior quarter. The frequency of our non-catastrophe losses in the second quarter of 2009 was comparable to the same period of 2008. We also experienced a reduction in catastrophe losses, without the effect of Hurricane Katrina litigation, during the three-month period ended June 30, 2009, which totaled $7.1 million as compared to $13.4 million for the same period of 2008.
In the six-month period ended June 30, 2009, the investment market continued to be challenging, with other-than-temporary investment write-downs totaling $18.1 million. A portion of the write-downs related to fixed maturity securities resulted from information that became public subsequent to the end of the second quarter. In the future, there remains a potential for additional investment write-downs on certain holdings if the economic downturn persists.

Net investment income decreased $.5 million or 1.7 percent and $5.3 million or 9.4 percent for the three- and six-month periods ended June 30, 2009, respectively, as compared to the same periods in 2008. This decrease was due to lower market interest rates earned on our investment portfolio and agency bonds called during 2009, the proceeds of which we reinvested at a lower interest rate than was previously available. Also contributing to the decrease were changes in the fair value of certain investments in limited liability partnerships, which we account for under the equity method of accounting, with our portion of the partnership’s earnings recorded in investment income. Our largest investment is in a partnership fund that invests in U.S. subregional banks.
In the life segment, quarter and year-to-date results were negatively impacted by the other-than-temporary investment write-downs. However, annuity and life insurance business generated pre-tax income of $3.2 million for the quarter compared to $4.3 million in the second quarter of 2008. Year-to-date, the annuity and life insurance business generated pre-tax income of $8.1 million; the same amount as recorded year-to-date through June 2008.
RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2009	2008	%	2009	2008	%

Revenues
Net premiums earned	$119,671	$123,274	-2.9%	$237,992	$246,217	-3.3%
Investment income, net of investment expenses	27,359	27,844	-1.7	50,630	55,899	-9.4
Realized investment gains (losses)	(13,153)	944	N/A	(16,641)	(210)	N/A
Other income	169	184	-8.2	328	383	-14.4

	$134,046	$152,246	-12.0%	$272,309	$302,289	-9.9%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$90,558	$100,707	-10.1%	$176,636	$168,189	5.0%
Future policy benefits	5,874	5,360	9.6	9,262	11,206	-17.3
Amortization of deferred policy acquisition costs	28,795	32,029	-10.1	58,201	64,555	-9.8
Other underwriting expenses	9,970	5,568	79.1	18,456	12,488	47.8
Disaster charges and other related expenses, net of recoveries	(188)	3,753	-105.0	(546)	3,753	-114.5
Interest on policyholders’ accounts	10,397	10,217	1.8	20,169	20,663	-2.4

	$145,406	$157,634	-7.8%	$282,178	$280,854	0.5%

Income (loss) before income taxes	$(11,360)	$(5,388)	-110.8	$(9,869)	$21,435	-146.0
Federal income tax expense (benefit)	(6,026)	(3,865)	-55.9	(7,805)	2,831	-375.7

Net Income (Loss)	$(5,334)	$(1,523)	-250.2%	$(2,064)	$18,604	-111.1%

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Net premiums written (1)	$120,413	$121,069	$235,062	$244,512

Net premiums earned	$109,458	$115,014	$218,672	$228,366
Losses and loss settlement expenses	(86,394)	(98,126)	(168,673)	(161,739)
Amortization of deferred policy acquisition costs	(26,244)	(29,071)	(53,142)	(58,722)
Other underwriting expenses	(7,475)	(3,987)	(13,926)	(8,632)

Underwriting loss	$(10,655)	$(16,170)	$(17,069)	$(727)

Investment income, net of underwriting expenses	9,082	9,268	15,130	18,060
Realized investment gains (losses)	(7,631)	1,205	(8,348)	1,332
Other income (loss)	17	(18)	45	(29)
Disaster charges and other related expenses, net of recoveries	188	(3,753)	546	(3,753)

Income (loss) before income taxes	$(8,999)	$(9,468)	$(9,696)	$14,883

GAAP Ratios:
Loss ratio	78.9%	85.3%	77.1%	70.8%
Expense ratio (2)	30.8	28.8	30.7	29.5

Combined ratio (1)	109.7%	114.1%	107.8%	100.3%
Combined ratio (without catastrophes) (1)	103.2	102.4	103.2	93.1

(1)	Please refer to the Statutory and Other Non-GAAP Financial Measures section of this report for further explanation of this measure.

(2)	The GAAP expense ratio does not include disaster charges and other related expenses, net of recoveries.
Net premiums earned decreased by $5.6 million or 4.8 percent and $9.7 million or 4.2 percent for the three- and six-month periods ended June 30, 2009, due primarily to continuing competition in the insurance market, as well as the nonrenewal of business that did not meet our underwriting guidelines. Our premium writings have also been affected by the downturn in the economy, specifically related to our surety business and the residential contracting business in our western states.
In the second quarter of 2009, we experienced flat premium levels in our commercial lines business and an average of low single-digit percentage increases in rate levels in our personal lines business. Our policy retention rate remained strong in both the personal and commercial lines of business; however, all regions continued to experience downward pressure on renewal premiums for medium and large accounts, as well as smaller accounts in some instances. In the second quarter, we were successful in writing new business and we observed a stabilization of overall pricing levels for new business during the quarter. Though the decreases in our premium levels were relatively modest in the second quarter, premium levels have been decreasing gradually in some lines of business since the third quarter of 2004. Approximately half of the rate filings approved for our company in the three-month period ended June 30, 2009 were for low single-digit percentage rate increases, rather than decreases, which may be an indication that the “soft” market cycle will bottom out in 2009.
Losses and loss settlement expenses improved by 12.0 percent in the second quarter of 2009, as catastrophe losses decreased by nearly half as compared to the second quarter of 2008. However, year-to-date, losses and loss settlement expenses increased by 4.3 percent as compared to the same period of 2008, driven by settlement expenses related to products liability and construction defect claims. Overall, claims frequency decreased during the second quarter of 2009 from the first quarter of 2009, while claims severity rose slightly during this same period.
Amortization of deferred policy acquisition costs decreased 9.7 percent in the three-month period ended June 30, 2009 and 9.5 percent for the six-month period ended June 30, 2009 as compared to the same periods in 2008. The decrease in premiums written and corresponding unearned premium resulted in a reduction of the deferred acquisition costs asset and related amortization.

The deterioration in our property and casualty underwriting results led to an increase in other underwriting expenses in the second quarter and year-to-date as we expensed more acquisition costs in 2009 as compared to the same periods in 2008. The extent to which underwriting expenses are deferred to future periods is dependent upon our loss ratio.
The following table displays our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
		Losses & Loss			Losses & Loss
(In Thousands)	Premiums	Settlement	Loss	Premiums	Settlement	Loss
Unaudited	Earned	Expenses Incurred	Ratio	Earned	Expenses Incurred	Ratio
Commercial lines
Other liability (1)	$61,637	$49,221	79.9%	$67,348	$33,187	49.3%
Fire and allied lines (2)	51,021	48,535	95.1	54,624	61,417	112.4
Automobile	48,773	32,636	66.9	49,981	35,186	70.4
Workers’ compensation	26,154	21,166	80.9	25,998	14,533	55.9
Fidelity and surety	10,142	1,171	11.5	10,152	1,479	14.6
Miscellaneous	425	118	27.8	421	(36)	(8.6)

Total commercial lines	$198,152	$152,847	77.1%	$208,524	$145,766	69.9%

Personal lines
Fire and allied lines (3)	$10,787	$8,479	78.6%	$10,629	$7,678	72.2%
Automobile	6,269	4,922	78.5	6,303	5,322	84.4
Miscellaneous	173	266	153.8	157	904	N/A

Total personal lines	$17,229	$13,667	79.3%	$17,089	$13,904	81.4%

Reinsurance assumed	$3,291	$2,159	65.6%	$2,753	$2,069	75.2%

Total	$218,672	$168,673	77.1%	$228,366	$161,739	70.8%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Revenues
Net premiums written (1)	$7,266	$8,143	$13,463	$17,567

Net premiums earned	$10,213	$8,260	$19,320	$17,851
Investment income, net	18,277	18,576	35,500	37,839
Realized investment losses	(5,522)	(261)	(8,293)	(1,542)
Other income	152	202	283	412

Total Revenues	$23,120	$26,777	$46,810	$54,560

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,164	$2,581	$7,963	$6,450
Future policy benefits	5,874	5,360	9,262	11,206
Amortization of deferred policy acquisition costs	2,551	2,958	5,059	5,833
Other underwriting expenses	2,495	1,581	4,530	3,856
Interest on policyholders’ accounts	10,397	10,217	20,169	20,663

Total Benefits, Losses and Expenses	$25,481	$22,697	$46,983	$48,008

Income (Loss) Before Income Taxes	$(2,361)	$4,080	$(173)	$6,552

(1)	Please refer to the Statutory and Other Non-GAAP Financial Measures section of this report for further explanation of this measure.
Net premiums earned increased 23.6 percent in the second-quarter and 8.2 percent year-to-date 2009 due to an increase in sales of our single premium immediate annuity and single premium whole life products.

Deferred annuity deposits were $67.1 million in the second quarter of 2009, compared with $34.1 million in the same period of 2008. Year to date, deferred annuity deposits were $130.5 million in 2009, compared with $62.5 million in 2008. The significant increase in our annuity deposits in 2009 is due to increased sales, as more consumers choose to invest their money in products with guaranteed rates of return. We expect our annuity sales to continue to increase throughout the year. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, the money is invested to generate investment income.
The increase in annuity sales and a reduction in withdrawals contributed to a net cash inflow related to our annuity business of $37.2 million in the second quarter of 2009, compared with a net cash outflow of $14.1 million in the second quarter of 2008. Year to date, net cash inflow was $56.6 million in 2009, versus net cash outflow of $25.4 million in 2008. The reduction in annuity withdrawals resulted from fewer annuities coming due for renewal in the first six months of 2009, as compared with the same period in 2008. We expect this trend to continue throughout 2009.
Loss and loss settlement expenses rose 61.3 percent in the second quarter of 2009 and 23.5 percent year-to-date 2009, compared to the same periods in 2008, due to an increase in policy benefits incurred for our traditional life insurance products. The amount of policy benefits incurred may fluctuate due to the unexpected nature of death benefits; however, these benefits have historically tended to level out throughout the year. However, we do anticipate an increase in loss and loss settlement expense in 2009 compared to 2008 due to increased sales of single premium whole life insurance in recent years and a maturing block of older traditional products.
Though liability for future policy benefits increased slightly in the second quarter of 2009, it decreased by 17.4 percent for the first six months of 2009 due to the reduction in claims from our continuing run-off of credit life and credit accident and health business, which we ceased writing in 2004.
On May 1, 2009, we introduced a new annuity product, the four-year Single Premium Deferred Annuity, which offers all the benefits of our other annuities — including a competitive and guaranteed rate of return — but with a shorter time commitment. This new product has already proven to be popular among consumers in the economic downturn, and the potential for continued growth with this product exists. In September, we plan to introduce two new whole life products that members of our agency force requested to better meet the needs of their customers.
Investment Portfolio
Our invested assets at June 30, 2009 totaled $2,202.9 million, compared to $2,095.8 million at December 31, 2008. At June 30, 2009, fixed maturity securities comprised 93.2 percent of our investment portfolio, while equity securities accounted for 4.9 percent of the value of our portfolio. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
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

The concentration of our investment portfolio at June 30, 2009 is presented in the following table:

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities(1)	$751,352	85.9%	$1,289,962	97.0%	$2,041,314	92.8%
Equity securities	96,108	11.0	11,566	0.9	107,674	4.9
Trading securities	11,247	1.3	—	0.0	11,247	0.5
Mortgage loans	—	—	7,579	0.6	7,579	0.3
Policy loans	—	—	7,705	0.6	7,705	0.3
Other long-term investments	11,172	1.3	2,514	0.2	13,686	0.6
Short-term investments	4,199	0.5	9,516	0.7	13,715	0.6

Total	$874,078	100.0%	$1,328,842	100.0%	$2,202,920	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At June 30, 2009, $2,028.8 million, or 99.4 percent of our fixed maturities portfolio, was classified as available-for-sale, compared to $1,898.6 million, or 99.2 percent, at December 31, 2008. We classify our remaining fixed maturity securities as held-to-maturity securities (which are reported at amortized cost) or trading securities. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of June 30, 2009 and December 31, 2008, we did not have exposure to investments in sub-prime mortgages, derivative securities or other credit enhancement vehicles.
Quality
The following table displays a breakdown for all of our fixed maturity securities by credit rating, at June 30, 2009 and December 31, 2008. Information contained in the table is based upon issue credit ratings provided by Moody’s. If credit ratings are unavailable from Moody’s, we obtain them from Standard & Poor’s:

(In Thousands)	June 30, 2009		December 31, 2008
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$176,108	8.6%	$254,753	13.3%
AA	375,869	18.3	390,726	20.3
A	570,120	27.8	534,074	27.8
Baa/BBB	793,987	38.7	623,527	32.4
Other/Not Rated	136,477	6.6	118,721	6.2

	$2,052,561	100.0%	$1,921,801	100.0%

Our total carrying value of “AAA” rated fixed maturity securities decreased in the first six months of 2009 as compared to year-end 2008 due to agency bonds that were called during 2009. “AA” fixed maturity securities decreased while “A” and “Baa/BBB” fixed maturity securities increased, as our investment portfolio shifted due to recent downgrades in corporate bonds and other securities. In 2009 and 2010, a significant portion of our fixed maturity securities, which are rated as “other/not rated” will mature.
Overall, the change in credit rating of our fixed maturity securities portfolio at June 30, 2009 as compared to December 31, 2008, continued to be affected by downgrades of our municipal bond holdings that occurred during 2008 and 2009. Municipal bonds can either be insured or uninsured. Municipal bonds that are insured have a credit rating that is equal to either the credit rating of the insuring company or the underlying security, whichever is greater. Municipal bonds that are uninsured are rated using the credit rating of the underlying security. During both 2008 and 2009, the credit ratings of many of the insurance companies that insure municipal bonds were downgraded because of the recent economic turmoil and financial market crisis.

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
Group
The weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at both June 30, 2009 and December 31, 2008, is 6.3 years.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at June 30, 2009 is 7.6 years compared to 7.7 years at December 31, 2008.
Life Insurance Segment
For our life insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, at June 30, 2009 is 4.1 years compared to 4.3 years at December 31, 2008.
Results
We recorded net investment income (before tax) of $27.4 million and $50.6 million for the three- and six-month periods ended June 30, 2009, compared to $27.8 million and $55.9 million for the same periods in 2008. The decline in each period was due to lower market interest rates earned on our investment portfolio and agency bonds that were called during 2009, the proceeds of which we reinvested at a lower interest rate than was previously available. Also contributing to the decrease were changes in the fair value of certain investments in limited liability partnerships, which we account for under the equity method of accounting, with our portion of the partnership’s earnings recorded in investment income. Our largest such investment is in a partnership fund that invests in U.S. subregional banks.
Realized investment losses were $13.2 million in the three-month period ended June 30, 2009, compared to realized investment gains of $.9 million in the same period of 2008. For the six-month periods ended June 30, 2009 and 2008, we had realized investment losses of $16.6 million and $.2 million, respectively. The realized investment losses were primarily due to other-than-temporary investment write-downs of fixed maturity securities and equity securities in the quarter and year-to-date period of $13.6 million and $18.1 million, respectively. We recorded no write-downs for the six-months ended June 30, 2008.
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

Changes in unrealized gains on available-for-sale securities do not affect net income (loss) and earnings (loss) per common share but do impact comprehensive income (loss), stockholders’ equity and book value per common share. We believe that our unrealized losses on available-for-sale securities at June 30, 2009 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize future impairment losses on some securities that we own at June 30, 2009 if future events and information, cause us to determine that a decline in value is other-than-temporary. However, we invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.
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
The following table displays a summary of cash sources and uses in 2009 and 2008.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2009	2008
Cash provided by (used in)
Operating activities	36,751	15,921
Investing activities	(57,083)	(103,890)
Financing activities	63,723	(27,279)

Net increase (decrease) in cash and cash equivalents	43,391	(115,248)

The increase of $20.8 million in cash provided by operating activities during the six-month period ended June 30, 2009 compared to the same period in 2008 is largely due to income tax refunds received during the first six months of 2009 totaling $10.3 million and reinsurance recoveries during 2009.
Net cash flows used in investing activities decreased by $46.8 million through June 30, 2009 as compared to the same period in 2008. We had significant cash inflows from sales of investments and from scheduled and unscheduled investment maturities, redemptions and prepayments, which totaled $206.6 million for the six-month period ended June 30, 2009 and $298.9 million for the six-month period ended June 30, 2008.
Year-to-date, cash provided by financing activities increased $91.0 million as compared to the six-month period ended June 30, 2008 due to positive annuity and universal life cash flows of $72.2 million. Through June 30, 2008, we experienced negative annuity and universal life cash flows of $14.0 million. We attribute the change in cash inflows between periods to increased annuity sales as more consumers chose to invest their money in products with guaranteed rates of return as well as a reduction in annuity withdrawals from fewer annuities coming due for renewal in the first six months of 2009. We expect this trend to continue throughout 2009.

If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could use to generate cash. At June 30, 2009, our consolidated invested assets included $13.7 million of short-term investments, which consist primarily of fixed maturity securities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 9, 2010. We did not use our line of credit in the first six months of 2009, other than to secure letters of credit used in our reinsurance operations. As of June 30, 2009, $.2 million of the line of credit was allocated for that purpose. We do not anticipate the need to draw on the line of credit in the foreseeable future.
Stockholders’ Equity
Stockholders’ equity increased 1.8 percent from $641.7 million at December 31, 2008 to $653.2 million at June 30, 2009. The primary increase to stockholder’ equity was net unrealized appreciation after-tax of $20.0 million. This was partially offset by a net loss of $2.1 million and stockholder dividends of $8.0 million. At June 30, 2009, book value per common share was $24.56 compared to $24.10 at December 31, 2008.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Net premiums written	$127,679	$129,212	$248,525	$262,079
Net change in unearned premium	(8,079)	(5,380)	(10,369)	(15,235)
Net change in prepaid reinsurance premium	71	(558)	(164)	(627)

Net premiums earned	$119,671	$123,274	$237,992	$246,217

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
ISO catastrophes (1)	$6,637	$12,605	$8,706	$15,621
Non-ISO catastrophes	494	754	1,402	758

Total catastrophes	$7,131	$13,359	$10,108	$16,379

(1)	This number does not include development of $.5 million in the three-month period ended June 30, 2009, $12.4 million in the six-month period ended June 30, 2009 and $10.8 million incurred in both the three- and six-month periods ended June 30, 2008 and in additional Hurricane Katrina reserves resulting from claims litigation.

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
We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2009, we did not have sub-prime mortgages, derivative securities, credit default swaps or other credit-enhancement exposures.
While our primary market risk exposure is changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.
There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 15d-15(e), as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under our share repurchase program, announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. The share repurchase program will be in effect for two years, but may be modified or discontinued at any time. As of June 30, 2009, we had authorization from the Board of Directors to repurchase 575,575 shares of our common stock. Our share repurchase program will expire in August 2009 unless the Board of Directors decides to extend the program. For the three-months ended June 30, 2009 we did not repurchase any shares of our common stock. For the six months-ended June 30, 2009, we repurchased a total of 33,300 shares of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At United Fire’s Annual Stockholders’ Meeting on May 20, 2009, the following proposals were adopted by the margins indicated.
Proposal 1: Election of four Class C directors for a term of three years or until such time as their respective successors has been elected.

		Number of Shares
Proposal 1:		Voted For	Withheld Vote
Christopher R. Drahozal	Class C Director	22,549,481	2,318,682
Jack B. Evans	Class C Director	23,520,396	1,347,768
Thomas W. Hanley	Class C Director	24,709,547	158,616
George D. Milligan	Class C Director	24,715,785	152,379
Proposal 2: Ratification of the appointment of our independent registered public accounting firm, Ernst & Young LLP.

		Number of Shares
Proposal 2:	Voted For	Voted Against	Abstaining
Appointment of Ernst & Young LLP	24,814,781	30,613	22,769
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit		Filed
number	Exhibit description	herewith
11
Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 7 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128
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

UNITED FIRE & CASUALTY COMPANY (Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons

Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer	Vice President, Chief Financial Officer and Principal Accounting Officer

July 31, 2009	July 31, 2009

(Date)	(Date)

EXHIBIT INDEX

Exhibit		Filed
number	Exhibit description	herewith
11
Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 7 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the provisions of SFAS No. 128
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