Form 10-Q
period 2009-09-30
UNITED FIRE & CASUALTY CO
filed 2009-11-09
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐    NO ☑
As of November 4, 2009, 26,591,951 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
September 30, 2009

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008
	(unaudited)
ASSETS
Investments
Fixed maturities (including $86,698, at fair value, pledged as collateral for securities lending in 2009)
Held-to-maturity, at amortized cost (fair value $12,035 in 2009 and $15,146 in 2008)	$11,906	$15,177
Available-for-sale, at fair value (amortized cost $2,027,937 in 2009 and $1,942,466 in 2008)	2,123,951	1,898,569
Equity securities, at fair value (cost $52,875 in 2009 and $66,246 in 2008)	126,374	120,985
Trading securities, at fair value (amortized cost $10,259 in 2009 and $8,713 in 2008)	10,994	8,055
Mortgage loans	7,455	7,821
Policy loans	7,977	7,808
Other long-term investments	14,276	11,216
Short-term investments	6,519	26,142

	$2,309,452	$2,095,773

Cash and cash equivalents	$176,324	$109,582
Accrued investment income	29,398	27,849
Securities lending collateral	89,035	—
Premiums receivable	145,986	134,295
Deferred policy acquisition costs	95,980	158,265
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $30,150 in 2009 and $27,994 in 2008)	20,400	15,275
Reinsurance receivables and recoverables	56,826	60,275
Prepaid reinsurance premiums	1,854	1,559
Income taxes receivable	24,796	26,974
Deferred income taxes	—	8,297
Other assets	20,765	48,986

TOTAL ASSETS	$2,970,816	$2,687,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$597,021	$586,109
Life insurance	1,289,719	1,167,665
Unearned premiums	225,836	216,966
Securities lending payable	89,035	—
Accrued expenses and other liabilities	73,727	74,649
Deferred income taxes	14,686	—

TOTAL LIABILITIES	$2,290,024	$2,045,389

Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,591,951 and 26,624,086 shares issued and outstanding in 2009 and 2008, respectively	$88,640	$88,747
Additional paid-in capital	139,807	138,511
Retained earnings	386,443	410,634
Accumulated other comprehensive income, net of tax	65,902	3,849

TOTAL STOCKHOLDERS’ EQUITY	$680,792	$641,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,970,816	$2,687,130

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008	2009	2008

Revenues
Net premiums earned	$120,759	$128,017	$358,751	$374,234
Investment income, net of investment expenses	27,786	25,192	78,416	81,091
Realized investment gains (losses)	1,925	(4,154)	(14,716)	(4,364)
Other income	231	326	559	709

	$150,701	$149,381	$423,010	$451,670

Benefits, Losses and Expenses
Losses and loss settlement expenses	$115,167	$120,267	$291,803	$288,456
Future policy benefits	6,101	6,696	15,363	17,902
Amortization of deferred policy acquisition costs	29,015	32,481	87,216	97,036
Other underwriting expenses	9,170	7,810	27,626	20,298
Disaster charges and other related expenses, net of recoveries	(793)	484	(1,339)	4,237
Interest on policyholders’ accounts	10,630	9,844	30,799	30,507

	$169,290	$177,582	$451,468	$458,436

Loss before income taxes	$(18,589)	$(28,201)	$(28,458)	$(6,766)
Federal income tax benefit	(8,433)	(11,375)	(16,238)	(8,544)

Net Income (Loss)	$(10,156)	$(16,826)	$(12,220)	$1,778

Weighted average common shares outstanding	26,591,951	26,807,442	26,598,957	27,049,564
Basic earnings (loss) per common share	$(0.38)	$(0.63)	$(0.46)	$0.07
Diluted earnings (loss) per common share	$(0.38)	$(0.63)	$(0.46)	$0.07
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30,
(In Thousands, Except Per Share Data and Number of Shares)	2009	2008

Common stock
Balance, beginning of year	$88,747	$90,653
Shares repurchased (33,300 in 2009 and 423,992 in 2008)	(111)	(1,413)
Shares issued for stock-based awards (1,165 in 2009 and 7,850 in 2008)	4	27

Balance, end of period	$88,640	$89,267

Additional paid-in capital
Balance, beginning of year	$138,511	$149,511
Compensation expense and related tax benefit for stock-based award grants	1,708	1,117
Shares repurchased	(427)	(10,525)
Shares issued for stock-based awards	15	126

Balance, end of period	$139,807	$140,229

Retained earnings
Balance, beginning of year	$410,634	$439,860
Net income (loss)	(12,220)	1,778
Dividends on common stock ($0.45 per share in 2009 and 2008)	(11,971)	(12,168)

Balance, end of period	$386,443	$429,470

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$3,849	$71,473
Change in net unrealized appreciation (1)	60,868	(46,862)
Change in underfunded status of employee benefit plans (2)	1,185	615

Balance, end of period	$65,902	$25,226

Summary of changes
Balance, beginning of year	$641,741	$751,497
Net income (loss)	(12,220)	1,778
All other changes in stockholders’ equity accounts	51,271	(69,083)

Balance, end of period	$680,792	$684,192

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(12,220)	$1,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net bond premium amortization	2,229	2,506
Depreciation and amortization	2,695	2,636
Stock-based compensation expense	1,688	1,302
Realized investment losses	14,716	4,364
Net cash flows from trading investments	(1,374)	2,990
Deferred income tax benefit	(10,180)	(7,291)
Changes in:
Accrued investment income	(1,549)	(1,570)
Premiums receivable	(11,691)	(27,126)
Deferred policy acquisition costs	(2,521)	503
Reinsurance receivables	3,449	(2,246)
Prepaid reinsurance premiums	(295)	920
Income taxes receivable (payable)	2,178	(12,639)
Other assets	28,221	(31,201)
Future policy benefits and losses, claims and loss settlement expenses	26,367	82,548
Unearned premiums	8,870	9,365
Accrued expenses and other liabilities	901	(682)
Deferred income taxes	(317)	436
Other, net	648	4,626

Total adjustments	$64,035	$29,441

Net cash provided by operating activities	$51,815	$31,219

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$11,420	$3,561
Proceeds from call and maturity of held-to-maturity investments	3,291	11,397
Proceeds from call and maturity of available-for-sale investments	246,178	267,017
Proceeds from short-term and other investments	28,681	89,158
Changes in securities lending collateral	(89,035)	(42,628)
Purchase of available-for-sale investments	(349,661)	(412,960)
Purchase of short-term and other investments	(11,254)	(57,691)
Net purchases and sales of property and equipment	(7,857)	(1,127)

Net cash used in investing activities	$(168,237)	$(143,273)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$220,377	$152,901
Withdrawals from investment and universal life contracts	(113,778)	(193,323)
Payment of cash dividends	(11,971)	(12,168)
Changes in securities lending payable	89,035	42,628
Repurchase of common stock	(538)	(11,938)
Proceeds from exercise of stock options	—	138
Issuance of common stock	19	—
Tax benefit from issuance of common stock	20	42

Net cash provided by (used in) financing activities	$183,164	$(21,720)

Net Change in Cash and Cash Equivalents	$66,742	$(133,774)
Cash and Cash Equivalents at Beginning of Period	109,582	252,565

Cash and Cash Equivalents at End of Period	$176,324	$118,791

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ended September 30, 2009, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $2.3 million and $13.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively. We received tax refunds totaling $10.3 million and $2.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively, due to overpayment of prior year tax and operating loss carrybacks. We made no significant payments of interest for the nine-month periods ended September 30, 2009 and 2008, other than interest credited to policyholders’ accounts.
Income Taxes
We reported a federal income tax benefit of $16.2 million and $8.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Our effective tax rate differs from the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.

Legal Proceedings
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of September 30, 2009, there were approximately 250 individual policyholder cases pending, and an additional eight class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. In August 2009, the Federal trial court ruled that certification of policyholder claims as a class would be inappropriate. This ruling has been appealed by the plaintiff policyholders. Lafayette Insurance Company, as a Louisiana domiciled insurance company, is subject to jurisdiction in state court, and this ruling will not be determinative of class certification decisions in those state court suits seeking class certification.
In light of an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, state and federal courts have been reviewing the pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In the nine-months ended September 30, 2009 we have proceeded to trial or otherwise resolved approximately 170 of these lawsuits, which were pending at December 31, 2008.
In June 2008, a commercial policyholder was awarded approximately $21.0 million in additional Hurricane Katrina damages by a Federal Court jury sitting in New Orleans. The claims associated with this litigation represent what we consider to be our single largest exposure as a result of that hurricane. Our appeal of this decision was decided in August 2009 in favor of the policyholder. We paid the policyholder a total of $28.9 million, which included additional interest and penalties awarded by the appellate court and an unsettled claim that was not included in the original lawsuit, in final settlement of this litigation in August 2009. Of the amount paid to the policyholder, $10.8 million, net of reinsurance, was incurred in 2008 in response to the initial verdict, and $6.7 million, net of reinsurance, was incurred in 2009. We have subsequently resolved all issues with this policyholder and we will be obtaining a satisfaction of the judgment.
In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claim was at least partially denied or allegedly misadjusted. We appealed this order as we feel it was not supported by the evidence. On October 14, 2009, we were notified that our appeal to the Louisiana 4th Circuit Court of Appeals was denied. We have filed for reconsideration with the appeals court and are likely to seek appeal to the Louisiana Supreme Court. We have reserved each case based on the estimated exposure attributable to our policy. However, in the event that our reconsideration is denied, we may increase reserves.
We intend to continue to defend the cases related to losses incurred as a consequence of Hurricane Katrina. We have established our loss and loss settlement expense reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves are adequate. However, our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims. We consider all of our other litigation pending as of September 30, 2009 to be ordinary, routine, and incidental to our business.

Securities Lending
We participate in a securities lending program administered by The Northern Trust Company (“Northern Trust”), which generates investment income and discounts other investment fees we are charged by Northern Trust. Pursuant to the lending agreement, certain of our fixed maturity securities are loaned to other institutions for short periods of time. Borrowers of these securities must deposit collateral, which is generally in the form of cash, with Northern Trust, as our agent, that is equal to at least 102% of the market value of the loaned securities plus accrued interest. The value of the loaned securities is marked to market daily by Northern Trust at an aggregate level per borrower. As the market value of the loaned securities fluctuates, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower in order to maintain the collateral level at 102%. We retain the right to terminate the loan at any time, whereupon the borrower must return the loaned securities to Northern Trust. If the borrower defaults, Northern Trust will use the deposited collateral to purchase equivalent securities for us. However, we would receive the deposited collateral in place of the borrowed securities if Northern Trust is unable to purchase equivalent securities. Under the accounting guidance for secured borrowing transactions, the collateral deposited by the borrower and our obligation to return that collateral to the borrower is reported in the accompanying Consolidated Balance Sheets as an asset (“securities lending collateral”) and a corresponding liability (“securities lending payable”) at September 30, 2009. There were no securities on loan under the program at December 31, 2008.
Recently Issued Accounting Standards
Adopted Accounting Standards
Business Combinations
In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised guidance on accounting for business combinations, which addresses the manner in which an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, the revised guidance provides instruction on the recognition and measurement of goodwill, as well as instruction specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. We will apply the revised guidance prospectively to business combinations occurring on or after January 1, 2009. The adoption of the revised guidance did not have any impact on the amounts reported in our Consolidated Financial Statements.
Subsequent Events
In May 2009, the FASB issued accounting guidance on evaluating subsequent events, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for interim or annual periods ending after June 15, 2009. We have evaluated all events or transactions that occurred after September 30, 2009 through October 30, 2009, the date on which our interim Consolidated Financial Statements are filed, for potential recognition and/or disclosure in our Consolidated Financial Statements. We did not identify any material subsequent events during this period.
Fair Value Measurements
In April 2009, the FASB issued interpretative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Under the guidance, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The guidance is effective for periods ending after June 15, 2009. The adoption of the guidance did not have any impact on the amounts reported in our Consolidated Financial Statements.

In April 2009, the FASB issued an amendment to existing accounting guidance to require disclosure on the fair value of financial instruments in all interim financial statements. The amended guidance is effective for interim periods ending after June 15, 2009. The guidance did not have any impact on our financial position or results of operations.
Other-Than-Temporary Impairment of Investments
In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity. The guidance replaces the current requirement that an entity have the positive intent and ability to hold an impaired security until recovery of its amortized cost basis in order to conclude an impairment was not other-than-temporary. The guidance adds the requirement that management not intend to sell the impaired security and that it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the guidance requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. We recorded no OTTI realized losses for the three-month period ended September 30, 2009.
The guidance also requires extensive disclosures for both fixed maturity securities and equity securities on an interim and annual basis to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have any impact on our financial position or results of operations.
Pending Accounting Standards
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued accounting guidance that requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement benefit plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of the guidance to have a material impact on our Consolidated Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2009 and December 31, 2008, is as follows:

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
September 30, 2009	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$1,190	$33	$—	$1,223
Mortgage-backed securities	554	68	—	622
States, municipalities and political subdivisions
General obligations	1,803	26	7	1,822
Special revenue	8,359	170	161	8,368

Total Held-to-Maturity Fixed Maturities	$11,906	$297	$168	$12,035

AVAILABLE-FOR-S ALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,390	$1,684	$—	$19,074
Mortgage-backed securities	2	—	—	2
US Treasury	27,831	737	13	28,555
Agency	28,709	170	38	28,841
States, municipalities and political subdivisions
General obligations	372,714	29,486	50	402,150
Special revenue	221,022	14,072	650	234,444
Foreign bonds
Canadian	54,814	2,599	173	57,240
Other foreign	66,760	3,363	99	70,024
Public utilities
Electric	215,968	12,346	216	228,098
Natural gas	55,039	3,026	—	58,065
Other	3,675	295	—	3,970
Corporate bonds
Bank, trust and insurance companies	300,461	8,534	12,227	296,768
Transportation	30,453	1,850	22	32,281
Energy	134,063	6,357	154	140,266
Technology	91,583	5,253	65	96,771
Basic industry	104,071	4,524	284	108,311
Credit cyclicals	69,379	2,707	153	71,933
Other	234,003	14,166	1,011	247,158

Total Available-For-S ale Fixed Maturities	$2,027,937	$111,169	$15,155	$2,123,951

Equity securities
Common stocks
Public utilities
Electric	$6,646	$3,014	$366	$9,294
Natural gas	838	626	—	1,464
Bank, trust and insurance companies
Banks	6,684	29,155	252	35,587
Insurance	3,129	9,099	65	12,163
Other	18	380	—	398
All other common stocks
Transportation	38	1,252	—	1,290
Energy	4,903	4,193	39	9,057
Technology	8,407	5,133	441	13,099
Basic industry	7,156	6,131	97	13,190
Credit cyclicals	1,402	1,421	—	2,823
Other	12,193	14,922	34	27,081
Nonredeemable preferred stocks	1,461	—	533	928

Total Available-for-S ale Equity Securities	$52,875	$75,326	$1,827	$126,374

Total Available-for-S ale Securities	$2,080,812	$186,495	$16,982	$2,250,325

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
December 31, 2008	Amortized Cost	Appreciation	Depreciation	Fair Value
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

The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at September 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
(Dollars in Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
September 30, 2009	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$713	$721	$170,693	$172,015	$610	$849
Due after one year through five years	6,203	6,157	1,032,234	1,080,595	3,787	4,051
Due after five years through 10 years	3,246	3,312	678,255	715,112	—	—
Due after 10 years	—	—	129,363	137,153	5,862	6,094
Mortgage-backed securities	554	622	2	2	—	—
Collateralized mortgage obligations	1,190	1,223	17,390	19,074	—	—

	$11,906	$12,035	$2,027,937	$2,123,951	$10,259	$10,994

For the three- and nine-month periods ended September 30, 2009 and 2008, the proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Proceeds from sales	$—	$5,206	$8,049	$5,206
Gross realized gains (losses)	—	4	(80)	4

There were no sales of held-to-maturity securities during the three- and nine-months ended September 30, 2009 and 2008.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $11.0 million at September 30, 2009 and $8.1 million at December 31, 2008.
For the three- and nine-month periods ended September 30, 2009 and 2008, the additional gross realized gains (losses) attributable to the change in fair value of trading securities still held at September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Additional gross realized gains (losses)	$579	$(686)	$1,394	$(1,099)

The cost of investments sold is determined by the specific identification method. A summary of net realized investment gains (losses) resulting from sales, calls and other-than-temporary impairments, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Net realized investment gains (losses)
Fixed maturities	$233	$(5,808)	$(5,268)	$(7,330)
Equity securities	662	1,925	(11,320)	2,611
Trading securities	698	(271)	1,537	355
Other long-term investments	332	—	332	—
Short-term investments	—	—	3	—

Total realized investment gains (losses)	$1,925	$(4,154)	$(14,716)	$(4,364)

A summary of net changes in unrealized investment appreciation, less applicable income taxes, is as follows:

	Nine Months Ended September 30,
(In Thousands)	2009	2008
Net changes in unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$158,671	$(102,492)
Deferred policy acquisition costs	(64,806)	30,392
Income tax effect	(32,997)	25,238

Change in net unrealized appreciation	$60,868	$(46,862)

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required sell the investment.
The tables on the following pages present a summary of fixed maturity and equity securities that were in an unrealized loss position at September 30, 2009 and December 31, 2008. It is possible that we could recognize other-than-temporary impairment charges in future periods on securities that we held at September 30, 2009, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the deterioration in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time as the value recovers or the securities mature.
We attribute the deterioration in value of our equity security portfolio to the current economic conditions that resulted in market volatility in the first nine months of 2009 and not to an explicit matter impacting the financial position of the underlying companies in which we are invested. We have evaluated the unrealized losses reported for all of our equity securities at September 30, 2009, and have concluded that the duration and severity of these losses do not warrant the recognition of an other-than-temporary impairment charge at September 30, 2009. Specifically, the unrealized losses reported for individual securities that have been in an unrealized loss position for greater than 12 months has fluctuated significantly during 2009. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2009 was $.3 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for other-than-temporary impairment recognition.

	Less than 12 months			12 months or longer			Total
(Dollars in Thousands)			Gross			Gross		Gross
September 30, 2009	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	1	297	7	—	—	—	297	7
Special revenue	—	—	—	1	675	161	675	161

Total Held-to-Maturity Fixed Maturities	1	297	7	1	675	161	972	168

AVAILABLE-FOR-S ALE
Fixed maturities
Bonds
United States government
US Treasury	1	2,469	13	—	—	—	2,469	13
Agency	—	—	—	1	4,963	38	4,963	38
States, municipalities and political subdivisions
General obligations	1	230	1	3	2,173	49	2,403	50
Special revenue	6	9,371	206	6	5,583	444	14,954	650
Foreign bonds
Canadian	1	2,020	10	2	5,626	163	7,646	173
Other foreign	2	2,049	52	2	6,908	47	8,957	99
Public utilities
Electric	4	4,864	160	2	4,390	56	9,254	216
Corporate bonds
Bank, trust and insurance	29	35,675	2,255	40	86,557	9,972	122,232	12,227
Transportation	1	1,994	22	—	—	—	1,994	22
Energy	2	4,051	76	3	8,802	78	12,853	154
Technology	—	—	—	2	5,809	65	5,809	65
Basic industry	2	4,806	194	5	12,278	90	17,084	284
Credit cyclicals	3	5,914	150	1	2,145	3	8,059	153
Other	1	1,559	21	9	18,130	990	19,689	1,011

Total Available-For-S ale Fixed Maturities	53	75,002	3,160	76	163,364	11,995	238,366	15,155

Equity securities
Common stocks
Public utilities
Electric	4	1,120	131	8	850	235	1,970	366
Bank, trust and insurance companies
Banks	1	443	112	1	153	140	596	252
Insurance	2	335	10	3	401	55	736	65
All other common stock
Energy	2	174	39	—	—	—	174	39
Technology	5	1,869	167	4	832	274	2,701	441
Basic industry	—	—	—	2	164	97	164	97
Other	2	1,484	16	3	260	18	1,744	34
Nonredeemable preferred stocks	—	—	—	5	929	533	929	533

Total Available-for-Sale Equity Securities	16	5,425	475	26	3,589	1,352	9,014	1,827

Total Available-for-Sale Securities	69	80,427	3,635	102	166,953	13,347	247,380	16,982

Total	70	80,724	3,642	103	167,628	13,508	248,352	17,150

	Less than 12 months			12 months or longer			Total
(Dollars in Thousands)			Gross			Gross		Gross
December 31, 2008	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
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
Our other long-term investments consist primarily of holdings in limited liability partnership funds that are valued by the various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value at September 30, 2009 and December 31, 2008.
For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value, due to its short-term nature.
We calculate the fair value of the liabilities for all annuity products based upon the estimated value of the business, using current market rates and forecast assumptions and risk-adjusted discount rates, when relevant observable market data does not exist.
A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$12,035	$11,906	$15,146	$15,177
Available-for-sale fixed maturities	2,123,951	2,123,951	1,898,569	1,898,569
Trading securities	10,994	10,994	8,055	8,055
Equity securities	126,374	126,374	120,985	120,985
Mortgage loans	8,344	7,455	8,719	7,821
Policy loans	7,977	7,977	7,808	7,808
Other long-term investments	14,276	14,276	11,216	11,216
Short-term investments	6,519	6,519	26,142	26,142
Cash and cash equivalents	176,324	176,324	109,582	109,582
Accrued investment income	29,398	29,398	27,849	27,849
Liabilities
Policy Reserves
Annuity (accumulations)	$894,920	$892,063	$748,506	$786,063
Annuity (benefit payments)	73,460	74,774	69,976	73,094

FASB guidance on fair value measurements includes the application of a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments are categorized into a three level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
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
To determine the fair value of the majority (i.e., 99.5 percent) of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers that we have had several years’ experience with and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.
We validate the prices obtained from pricing services and brokers prior to accepting them for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2009, was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, loss severities, and credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the FASB guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis, at which time the classification of certain financial instruments may change if the input observations have changed.

The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheet at September 30, 2009:

(In Thousands)		Fair Value Measurements
Description	September 30, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$2,123,951	$—	$2,093,141	$30,810
Equity securities	126,374	125,371	1,003	—
Trading securities	10,994	2,046	8,948	—
Short-term investments	6,519	1,200	4,569	750
Money market accounts	88,141	88,141	—	—

Total assets	$2,355,979	$216,758	$2,107,661	$31,560

The fair value of securities that are categorized as Level 1 is based on quoted market prices that are readily and regularly available.
The fair value of securities that are categorized as Level 2 is determined by management in reliance on market values obtained from independent pricing services and brokers. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date. Our independent pricing services and brokers obtain prices from reputable pricing vendors in the marketplace. They continually monitor and review the external pricing sources, while actively participating to resolve any pricing issues that may arise.
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
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2009:

	Available-for-sale
(In Thousands)	fixed maturities	Equity securities	Short-term investments	Total
Balance at June 30, 2009	$9,305	$—	$—	$9,305
Realized gains (1)	1,675	—	—	1,675
Unrealized losses (1)	(202)	—	—	(202)
Purchases and disposals	2,437	—	750	3,187
Transfers in	17,895	—	—	17,895
Transfers out	(300)	—	—	(300)

Balance at September 30, 2009	$30,810	$—	$750	$31,560

(1)	Realized gains are recorded as a component of current operations whereas unrealized losses are recorded as a component of comprehensive income (loss).
The amount reported in the previous table as “purchases and disposals” and “transfers in” consisted primarily of private placement securities that had no observable price available at September 30, 2009.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2009:

	Available-for-sale
(In Thousands)	fixed maturities	Equity securities	Short-term investments	Total
Balance at December 31, 2008	$6,254	$1,851	$—	$8,105
Realized gains (1)	1,674	—	—	1,674
Unrealized gains (losses)(1)	187	(4)	—	183
Purchases and disposals	(1,115)	—	750	(365)
Transfers in	26,010	—	—	26,010
Transfers out	(2,200)	(1,847)	—	(4,047)

Balance at September 30, 2009	$30,810	$—	$750	$31,560 (1)

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income (loss).
The amount reported in the previous table as “transfers in” consisted of $22.7 million in available-for-sale fixed maturities that were primarily private placement securities that had no observable price available at September 30, 2009, and $3.3 million of available-for-sale fixed maturities that were subsequently reclassified, as a disposal, to other long-term investments due to bankruptcy reorganization. The $4.0 million in “transfers out” resulted from available-for-sale fixed maturities and equity securities that previously had no observable price at December 31, 2008, but for which observable prices were available at September 30, 2009.
NOTE 4. EMPLOYEE BENEFITS
Our pension and postretirement benefit expense for the three- and nine-month periods ended September 30, 2009 and 2008 are displayed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Pension expense	$1,361	$757	$4,085	$2,271
Other postretirement benefit expense	629	847	1,886	1,710

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we expected to contribute $4.0 million to our pension plan in 2009. For the nine-month period ended September 30, 2009, we have contributed $3.0 million to the pension plan. We do not anticipate that the total contribution in 2009 will vary significantly from the expected contribution.
NOTE 5. STOCK-BASED COMPENSATION
Nonqualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (“the Plan”) authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 929,125 authorized shares available for future issuance at September 30, 2009. The Plan is administered by the Board of Directors who has the authority to determine which employees will receive awards under the Plan, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Plan. Pursuant to the Plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
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

The activity in the Plan is displayed in the following table.

	Nine
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	September 30, 2009	to Date
Beginning balance	1,021,025	1,000,000
Additional authorization from 2008 Stock Plan	—	900,000
Number of awards granted	(103,500)	(1,024,975)
Number of awards forfeited or expired	11,600	54,100

Ending balance	929,125	929,125
Number of option awards exercised	600	167,042
Number of restricted stock awards vested	—	—

Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at September 30, 2009. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Nine
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	September 30, 2009	to Date
Beginning balance	70,003	150,000
Number of awards granted	—	(86,000)
Number of awards forfeited or expired	—	6,003

Ending balance	70,003	70,003
Number of awards exercised	—	—

Stock-Based Compensation Expense
For the three-month periods ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $.4 million, and $.5 million respectively. For the nine-month periods ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $1.7 million and $1.3 million, respectively. As of September 30, 2009, we have $4.1 million in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation is expected to be recognized over a term of five years, except with respect to awards that are accelerated by the Board of Directors, in which case any remaining compensation expense will be recognized in the period in which the awards are accelerated.

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
The following analyses for the three-month periods ended September 30, 2009 and 2008 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	Property and Casualty
(In Thousands)	Insurance	Life Insurance	Total
Three Months Ended September 30, 2009
Net premiums earned	$109,749	$11,088	$120,837
Investment income, net of investment expenses	8,496	19,334	27,830
Realized investment gains	1,040	885	1,925
Other income	74	157	231

Revenues	$119,359	$31,464	$150,823

Inter-segment Eliminations	(44)	(78)	(122)

Total Revenues	$119,315	$31,386	$150,701

Net Income (Loss)	$(13,435)	$3,279	$(10,156)

Assets	$1,340,343	$1,630,473	$2,970,816

Invested Assets	$910,976	$1,398,476	$2,309,452

Three Months Ended September 30, 2008
Net premiums earned	$117,278	$10,813	$128,091
Investment income, net of investment expenses	7,164	18,050	25,214
Realized investment gains (losses)	1,724	(5,878)	(4,154)
Other income (loss)	(32)	358	326

Revenues	$126,134	$23,343	$149,477

Inter-segment Eliminations	(40)	(56)	(96)

Total Revenues	$126,094	$23,287	$149,381

Net Loss	$(15,166)	$(1,660)	$(16,826)

Assets	$1,314,067	$1,440,137	$2,754,204

Invested Assets	$890,949	$1,239,085	$2,130,034

The following analyses for the nine-month periods ended September 30, 2009 and 2008 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	Property and
(In Thousands)	Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2009
Net premiums earned	$328,421	$30,563	$358,984
Investment income, net of investment expenses	23,712	54,834	78,546
Realized investment losses	(7,308)	(7,408)	(14,716)
Other income	119	440	559

Revenues	$344,944	$78,429	$423,373

Inter-segment Eliminations	(130)	(233)	(363)

Total Revenues	$344,814	$78,196	$423,010

Net Income (Loss)	$(15,354)	$3,134	$(12,220)

Assets	$1,340,343	$1,630,473	$2,970,816

Invested Assets	$910,976	$1,398,476	$2,309,452

Nine Months Ended September 30, 2008
Net premiums earned	$345,644	$28,798	$374,442
Investment income, net of investment expenses	25,308	55,858	81,166
Realized investment gains (losses)	3,056	(7,420)	(4,364)
Other income (loss)	(61)	770	709

Revenues	$373,947	$78,006	$451,953

Inter-segment Eliminations	(124)	(159)	(283)

Total Revenues	$373,823	$77,847	$451,670

Net Income (Loss)	$(798)	$2,576	$1,778

Assets	$1,314,067	$1,440,137	$2,754,204

Invested Assets	$890,949	$1,239,085	$2,130,034

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

The components of basic and diluted earnings (loss) per share are displayed in the following tables for the three-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net loss	$(10,156)	$(10,156)	$(16,826)	$(16,826)

Weighted-average common shares for EPS calculation	26,592	26,592	26,807	26,807

Loss per common share	$(0.38)	$(0.38)	$(0.63)	$(0.63)

Awards excluded from diluted EPS calculation(1)	—	923	—	833

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
The components of basic and diluted earnings (loss) per share are displayed in the following tables for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net income (loss)	$(12,220)	$(12,220)	$1,778	$1,778
Weighted-average common shares outstanding	26,599	26,599	27,050	27,050
Add dilutive effect of restricted stock awards	—	—	—	19
Add dilutive effect of stock options	—	—	—	104

Weighted-average common shares for EPS calculation	26,599	26,599	27,050	27,173

Earnings (loss) per common share	$(0.46)	$(0.46)	$0.07	$0.07

Awards excluded from diluted EPS calculation(1)	—	923	—	656

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
The table below displays our comprehensive income (loss) and the related tax effects for the three-month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
(In Thousands)	2009	2008
Net loss	$(10,156)	$(16,826)

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	64,841	(27,473)
Adjustment for net realized (gains) losses included in income	(1,925)	4,154
Adjustment for costs included in employee benefit expense	608	292

Other comprehensive income (loss), before tax	63,524	(23,027)
Income tax effect	(22,234)	8,059

Other comprehensive income (loss), after tax	41,290	(14,968)

Comprehensive income (loss)	$31,134	$(31,794)

The table below displays our comprehensive income (loss) and the related tax effects for the nine-month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
(In Thousands)	2009	2008
Net income (loss)	$(12,220)	$1,778

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	79,149	(76,464)
Adjustment for net realized losses included in income	14,716	4,364
Adjustment for costs included in employee benefit expense	1,823	947

Other comprehensive income (loss), before tax	95,688	(71,153)
Income tax effect	(33,635)	24,906

Other comprehensive income (loss), after tax	62,053	(46,247)

Comprehensive income (loss)	$49,833	$(44,469)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
United Fire & Casualty Company
We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
November 9, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “continues,” “seeks,” “estimates,” “predicts,” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among other factors that could cause our actual outcomes and results to differ are:
•	The adequacy of our loss reserves established for Hurricane Katrina, which are based on management estimates.
•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.
•	The valuation of invested assets.
•	The valuation of pension and other postretirement benefit obligations.
•	The valuation and recovery of deferred policy acquisition costs.
•	The maintenance of strong relationships with our independent agents.
•	The maintenance of strong relationships with our reinsurers.
•	The adequacy of the reinsurance coverage that we purchase.
•	The adequacy of premiums that are charged to our policyholders.
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

OVERVIEW AND OUTLOOK
Our Business
We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums were written in Iowa, Texas, Missouri, Louisiana and Colorado for the nine-month period ended September 30, 2009. Approximately three-fourths of our life insurance premiums were written in Iowa, Nebraska, Minnesota, Wisconsin and Illinois for the nine-month period ended September 30, 2009.
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
Financial Overview
The insurance market continued to be challenging in the third quarter of 2009; however our total stockholders’ equity increased by $39.1 million or 6.1 percent from December 31, 2008. The increase was primarily the result of an improvement in both the fixed income and equity markets, which led to an increase in our unrealized investment gains. Book value per share increased from $24.10 at December 31, 2008 to $25.60 at September 30, 2009.
In our property and casualty segment, pricing remained fairly level in the third quarter despite a continuation of soft market conditions. As pricing pressure continues, our underwriters are committed to implementing modest rate increases on accounts with difficult exposures or adverse loss experience, as well as declining underpriced business.
For the third quarter of 2009, we recorded realized investment gains of $1.9 million with no investment write-downs as compared to realized losses of $4.2 million, with $5.9 million of investment write-downs, in the third quarter of 2008, which may be a sign that the investment markets are steadying.
With a less active hurricane season in 2009 than in 2008, our catastrophe losses dropped significantly, bringing them closer to what we have historically incurred in the third quarter of a year. However, Hurricane Katrina litigation continued to have an impact on our results of operations, which is explained in further detail in the following sections of Item 2.
Loss settlement expenses decreased in the third quarter of 2009 and the frequency and severity of construction defect claims stabilized from the second quarter of 2009. This is a result of some of the initiatives taken to address construction defect claims, such as providing increased loss control on accounts and monitoring costs related to outside attorneys.
Our life insurance segment, from an operational standpoint, performed well and contributed net income, which helped offset the net loss of the property and casualty segment. The life insurance segment has focused on increasing our life insurance sales in order to better diversify our portfolio of products. For the first nine months of 2009, life insurance sales increased 7.3 percent. For the first nine months of 2009, annuity sales also continued to grow, increasing 35.1 percent as consumers continued to choose investment products with less risk and guaranteed returns.

Hurricane Katrina
Hurricane Katrina made landfall in New Orleans, Louisiana, on August 29, 2005, causing an estimated $80 billion in damages. Over 95 percent of our policyholders in the New Orleans area suffered damage from Hurricane Katrina, with over 11,000 claims reported. Our total loss and loss settlement expenses inception to date, net of reinsurance, from Hurricane Katrina claims are $289.2 million through September 30, 2009. In the first nine months of 2009, our loss and loss settlement expenses from Hurricane Katrina litigation was $38.3 million, of which $19.0 million was incurred from an increase in our incurred but not reported (“IBNR”) reserves. The primary reason for this reserve increase is the continuing unfavorable legal environment related to insurers of Hurricane Katrina claims in Louisiana.
Our results of operations continue to be hindered by losses related to Hurricane Katrina. Without Hurricane Katrina losses, our combined ratio would have been 107.4 percent in the third quarter of 2009, compared with 129.0 percent in the third quarter of 2008, and 103.9 percent for the first nine months of 2009, compared with 107.0 percent for the same period of 2008.
Conducting business under our subsidiary company, Lafayette Insurance Company, in the state of Louisiana has put us at a considerable disadvantage in regard to our Hurricane Katrina claims litigation. Because Lafayette Insurance Company is domiciled in Louisiana, we are subject to the jurisdiction of the state court system, with limited access to the federal court system. Hurricane Katrina was, and remains, the single largest catastrophe loss in our company’s history. Four years later, we continue to feel the impact of Hurricane Katrina as litigation surrounding the event progresses through the legal system.
In August 2009, we were notified by the U.S. Court of Appeals for the Fifth Circuit sitting in New Orleans that our appeal of a $21.0 million award to a commercial policyholder, which was awarded in June 2008, had been denied. On appeal, we raised several issues, including the coinsurance clause on the policy, the fact that the award exceeded the policy limits and excessive penalties were awarded with no consideration or offset for flood damage. While we strongly believed that these issues were meritorious, we will not be challenging the court’s ruling further, as we feel it is unlikely that the U.S. Supreme Court would grant a review of the case.
We recorded the final settlement of this litigation, which included additional interest and penalties awarded by the appellate court and the settlement of an additional claim that was not included in the original lawsuit, in August 2009. We paid the policyholder a total of $28.9 million, of which $10.8 million, net of reinsurance, was incurred in 2008 in response to the initial verdict, and $6.7 million, net of reinsurance, was incurred in 2009.
Legal developments involving Louisiana Citizens Property Insurance Corporation (“Louisiana Citizens”), which provides insurance for individuals and businesses unable to secure coverage through the voluntary insurance market, have contributed to the unfavorable legal climate for insurers in Louisiana. This publicly funded insurance plan has the ability to issue assessments to insurance companies doing business in Louisiana, including us, to fund its operations. In the third quarter of 2009, Louisiana Citizens settled a class action lawsuit for $18.0 million involving Orleans Parish policyholders whose claims resulted from Hurricane Katrina. In August 2009, Louisiana Citizens announced its decision to appeal a $95.0 million judgment in favor of policyholders in Jefferson Parish whose claims resulted from Hurricanes Katrina and Rita. These judgments and settlements against Louisiana Citizens could result in large assessments in future years against insurance companies who do business in Louisiana. These cases also set a standard for class action certification and settlement expectations among policyholders and plaintiff’s attorneys.
In an unrelated case in April 2009, the Louisiana Supreme Court refused to hear Louisiana Citizens’ appeal of an intermediate appellate court ruling effectively extending the time for a policyholder to file a lawsuit related to Hurricane Katrina losses. The Louisiana Citizens policyholder filed suit in February 2008, nearly two and a half years after Hurricane Katrina.

The Louisiana Fourth Circuit held that the policyholder’s deadline for filing suit would not expire until after she was notified that she could no longer participate in the class action litigation. The decision in this case has the potential to increase the number of lawsuits filed against insurance companies who are or were the subject of class action litigation that was either dismissed or had the class participants more narrowly defined. Subsequent to this decision, few additional lawsuits have been filed against our company, and it is possible that we will receive additional lawsuits in the future due to this decision.
For further discussion of our legal proceedings, refer to Note 1—Legal Proceedings in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
In the four years that have passed since Hurricane Katrina, we have taken numerous steps to reduce our exposure in the New Orleans area, including significantly reducing our total insured values, purchasing additional reinsurance coverage and implementing substantial rate increases. Our modeled expected average annual loss in Louisiana has been reduced by over 60.0 percent. We will continue to closely monitor our exposure in Louisiana and may reduce it further in the future.
We are also in the process of depopulating our Louisiana domiciled subsidiary, Lafayette Insurance Company. On January 1, 2010, we will cease writing business through Lafayette in the state of Louisiana. We will continue to provide personal and commercial insurance in Louisiana under United Fire & Casualty Company and our subsidiary, United Fire & Indemnity Company. All current Lafayette Insurance Company policyholders in Louisiana will be offered the opportunity to renew their policy under either United Fire & Casualty Company or United Fire & Indemnity Company, unless the policyholder has not paid their premium or the policy is being nonrenewed for a specific underwriting reason, such as failure to comply with loss control recommendations.
By no longer doing business under Lafayette in Louisiana, we will have access to the federal court system if we so choose. If we continued to do business in Louisiana under Lafayette, we would be required to use the state court system for all cases, which has proven to be a challenging legal environment in recent years.
RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2009	2008	%	2009	2008	%

Revenues
Net premiums earned	$120,759	$128,017	-5.7%	$358,751	$374,234	-4.1%
Investment income, net of investment expenses	27,786	25,192	10.3	78,416	81,091	-3.3
Realized investment gains (losses)	1,925	(4,154)	146.3	(14,716)	(4,364)	-237.2
Other income	231	326	-29.1	559	709	-21.2

	$150,701	$149,381	0.9%	$423,010	$451,670	-6.3%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$115,167	$120,267	-4.2%	$291,803	$288,456	1.2%
Future policy benefits	6,101	6,696	-8.9	15,363	17,902	-14.2
Amortization of deferred policy acquisition costs	29,015	32,481	-10.7	87,216	97,036	-10.1
Other underwriting expenses	9,170	7,810	17.4	27,626	20,298	36.1
Disaster charges and other related expenses, net of recoveries	(793)	484	-263.8	(1,339)	4,237	-131.6
Interest on policyholders’ accounts	10,630	9,844	8.0	30,799	30,507	1.0

	$169,290	$177,582	-4.7%	$451,468	$458,436	-1.5%

Loss before income taxes	$(18,589)	$(28,201)	34.1	$(28,458)	$(6,766)	-320.6
Federal income tax benefit	(8,433)	(11,375)	25.9	(16,238)	(8,544)	-90.1

Net Income (Loss)	$(10,156)	$(16,826)	39.6%	$(12,220)	$1,778	-787.3%

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Net premiums written (1)	$102,113	$111,895	$337,175	$356,407

Net premiums earned	$109,749	$117,278	$328,421	$345,644
Losses and loss settlement expenses	(110,738)	(116,536)	(279,411)	(278,275)
Amortization of deferred policy acquisition costs	(26,292)	(29,354)	(79,434)	(88,076)
Other underwriting expenses	(6,741)	(5,389)	(20,667)	(14,021)

Underwriting loss	$(34,022)	$(34,001)	$(51,091)	$(34,728)

Investment income, net of underwriting expenses	8,452	7,124	23,582	25,184
Realized investment gains (losses)	1,040	1,724	(7,308)	3,056
Other income (loss)	74	(32)	119	(61)
Disaster charges and other related expenses, net of recoveries	793	(484)	1,339	(4,237)

Loss before income taxes	$(23,663)	$(25,669)	$(33,359)	$(10,786)

GAAP Ratios:

Net loss ratio (without catastrophes)	68.7%	68.1%	67.4%	62.0%
Hurricane Katrina litigation — effect on net loss ratio	23.6	—	11.7	3.1

Net loss ratio with Hurricane Katrina	92.3%	68.1%	79.1%	65.1%

Other catastrophes — effect on net loss ratio	8.6	31.3	6.0	15.4

Net loss ratio	100.9%	99.4%	85.1%	80.5%

Expense ratio (2)	30.1	29.6	30.5	29.6

Combined ratio	131.0%	129.0%	115.6%	110.1%

(1)	Please refer to the Statutory and Other Non-GAAP Financial Measures section of this report for further explanation of this measure.

(2)	The GAAP expense ratio does not include disaster charges and other related expenses, net of recoveries.
Net premiums earned decreased by $7.5 million or 6.4 percent and $17.2 million or 5.0 percent for the three- and nine-month periods ended September 30, 2009, due primarily to reduced premiums from continuing competition and pricing pressure in the insurance market, as well as the nonrenewal of business that did not meet our underwriting or pricing guidelines. Our premium writings have also been affected by the downturn in the economy, specifically related to our surety business and the residential contracting business in our western states.
In the third quarter of 2009, the insurance marketplace remained competitive, especially in the commercial lines business of non-coastal areas. There was a minimal decrease in premium levels for our commercial lines business, with all regions continuing to experience downward pressure on renewal premiums for medium and large commercial accounts, as well as smaller accounts in some instances. In our personal lines business, we had an average of mid-single-digit percentage increases in our rate levels. Recently we received approval for a double-digit percentage increase on homeowners insurance rates in Louisiana. While this rate increase will increase the premium level of homeowners accounts in Louisiana, it is also likely to result in a decrease in the number of new and renewal policies.
Our new business writings have been successful; however, we have observed a slight decrease in the overall pricing levels for new business during the three-months ended September 30, 2009. Though the decreases in our premium levels were relatively modest, premium levels have been decreasing gradually in most lines of business since the third quarter of 2004. We have been able to renew a growing number of accounts at a higher rate or premium level in 2009, which has historically indicated that the market may be improving.
Our policy retention rate remained strong in both the personal and commercial lines of business, with approximately 80.0 percent of our policies renewing for the nine-months ended September 30, 2009. This rate has decreased slightly from the six-months ended June 30, 2009 as our underwriters continue to focus on writing good business at an adequate price, preferring quality to volume.

Losses and loss settlement expenses improved by 5.0 percent for the three-months ended September 30, 2009, as compared with the same period in 2008. This is a result of a considerable decrease in our pretax catastrophe losses, which totaled $9.5 million and $36.7 million, excluding loss development on Hurricane Katrina claims litigation, for the three-month periods ended September 30, 2009 and 2008, respectively. Catastrophe losses were higher than expected in the three-months ended September 30, 2008 due to an active hurricane season, which included Hurricanes Gustav and Ike. For the first nine months of 2009, losses and loss settlement expenses increased 0.4 percent due specifically to construction defect and products liability claims. Overall, claims frequency has decreased, while claims severity continues to trend slightly upward, specifically in our commercial auto and commercial general liability lines of business.
Amortization of deferred policy acquisition costs decreased 10.4 percent and 9.8 percent in the three- and nine-month periods ended September 30, 2009, respectively, as compared with the same periods of 2008. The decrease in premiums written and corresponding unearned premium have resulted in a reduction of the deferred acquisition costs asset and related amortization.
The deterioration in our property and casualty underwriting results led to an increase in other underwriting expenses in the three- and nine-month periods ended September 30, 2009, as we expensed more acquisition costs in 2009 as compared to the same periods in 2008. The extent to which underwriting expenses are deferred to future periods is dependent upon our loss ratio.
The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three- and nine-month periods ended September 30, 2009 and 2008.
Three Months Ended September 30,

	2009			2008
		Losses & Loss			Losses & Loss
(In Thousands)	Premiums	Settlement	Loss	Premiums	Settlement	Loss
Unaudited	Earned	Expenses Incurred	Ratio	Earned	Expenses Incurred	Ratio
Commercial lines
Other liability (1)	$29,336	$23,437	79.9%	$34,091	$27,272	80.0%
Fire and allied lines (2)	26,047	47,836	183.7	27,450	37,010	134.8
Automobile	24,750	19,598	79.2	25,671	15,833	61.7
Workers’ compensation	13,205	9,022	68.3	12,952	11,550	89.2
Fidelity and surety	5,455	(436)	(8.0)	5,497	1,024	18.6
Miscellaneous	217	47	21.7	218	166	76.1

Total commercial lines	$99,010	$99,504	100.5%	$105,879	$92,855	87.7%

Personal lines
Fire and allied lines (3)	$5,644	$6,262	110.9%	$5,322	$21,433	402.7%
Automobile	3,325	3,882	116.8	3,160	2,517	79.7
Miscellaneous	93	38	40.9	84	(157)	N/A

Total personal lines	$9,062	$10,182	112.4%	$8,566	$23,793	277.8%

Reinsurance assumed	1,677	1,052	62.7%	2,833	(112)	(4.0)%

Total	$109,749	$110,738	100.9%	$117,278	$116,536	99.4%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

Commercial Lines
For the three months ended September 30, 2009, the loss ratio for our fire and allied lines was 183.7 percent compared to 134.8 percent for the same period of 2008. The deterioration in this line was driven by additional losses incurred for Hurricane Katrina claims litigation. In the automobile line of business, our loss ratio was 79.2 percent for the three months ended September 30, 2009, as compared to 61.7 percent for the same period of 2008. The deterioration in this line was due to an increase in claims severity. The loss ratio for our workers’ compensation line of business improved to 68.3 percent for the three months ended September 30, 2009, as compared to 89.2 percent for the same period of 2008. The improvement was due to the normal fluctuations that generally occur in this line of business.
Personal Lines
For the three months ended September 30, 2009, the loss ratio for our fire and allied lines was 110.9 percent compared to 402.7 percent for the same period of 2008. The significant improvement in this line was due to the significant losses incurred in the three months ended September 30, 2008 related to Hurricanes Gustav and Ike.
Nine Months Ended September 30,

	2009			2008
		Losses & Loss			Losses & Loss
(In Thousands)	Premiums	Settlement	Loss	Premiums	Settlement	Loss
Unaudited	Earned	Expenses Incurred	Ratio	Earned	Expenses Incurred	Ratio
Commercial lines
Other liability (1)	$90,973	$72,658	79.9%	$101,439	$60,459	59.6%
Fire and allied lines (2)	77,068	96,371	125.0	82,074	98,427	119.9
Automobile	73,523	52,234	71.0	75,652	51,019	67.4
Workers’ compensation	39,359	30,188	76.7	38,950	26,083	67.0
Fidelity and surety	15,597	735	4.7	15,649	2,503	16.0
Miscellaneous	642	165	25.7	639	130	20.3

Total commercial lines	$297,162	$252,351	84.9%	$314,403	$238,621	75.9%

Personal lines
Fire and allied lines (3)	$16,431	$14,741	89.7%	$15,951	$29,111	182.5%
Automobile	9,594	8,804	91.8	9,463	7,839	82.8
Miscellaneous	266	304	114.3	241	747	N/A

Total personal lines	$26,291	$23,849	90.7%	$25,655	$37,697	146.9%

Reinsurance assumed	4,968	3,211	64.6%	5,586	1,957	35.0%

Total	$328,421	$279,411	85.1%	$345,644	$278,275	80.5%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
Commercial Lines
For the nine months ended September 30, 2009, the loss ratio for the other liability lines was 79.9 percent compared to 59.6 percent for the same period of 2008. The deterioration in this line was due to an increase in severity in the general liability lines of business and expenses related to construction defect claims. In the workers’ compensation line of business, our loss ratio was 76.7 percent for the nine months ended September 30, 2009, as compared to 67.0 percent for the same period of 2008. The deterioration in this line was due to an increase in exposure for less premium written, which is attributable to the current economic conditions.
Personal Lines
For the nine months ended September 30, 2009, the loss ratio for our fire and allied lines was 89.7 percent compared to 182.5 percent for the same period of 2008. The significant improvement in this line was due to the significant losses incurred in the first nine months of 2008 related to Hurricanes Gustav and Ike.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Revenues
Net premiums written (1)	$16,687	$10,545	$30,150	$28,112

Net premiums earned	$11,010	$10,739	$30,330	$28,590
Investment income, net	19,334	18,068	54,834	55,907
Realized investment gains (losses)	885	(5,878)	(7,408)	(7,420)
Other income	157	358	440	770
Total Revenues	$31,386	$23,287	$78,196	$77,847

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,429	$3,731	$12,392	$10,181
Future policy benefits	6,101	6,696	15,363	17,902
Amortization of deferred policy acquisition costs	2,723	3,127	7,782	8,960
Other underwriting expenses	2,429	2,421	6,959	6,277
Interest on policyholders’ accounts	10,630	9,844	30,799	30,507

Total Benefits, Losses and Expenses	$26,312	$25,819	$73,295	$73,827

Income (Loss) Before Income Taxes	$5,074	$(2,532)	$4,901	$4,020

(1)	Please refer to the Statutory and Other Non-GAAP Financial Measures section of this report for further explanation of this measure.
Net premiums earned increased 2.5 percent and 6.1 percent in the three- and nine-months ended September 30, 2009, respectively, as compared with the same periods of 2008. This is due to an increase in sales of our single premium whole life products, as more consumers choose to invest their money in products with guaranteed rates of return.
Deferred annuity deposits were $25.0 million in the three-month period ended September 30, 2009, compared with $52.7 million in the same period of 2008. The decrease in annuity deposits is the result of only $1.7 million of deferred annuity deposits due for renewal during the three-month period ended September 30, 2009. In comparison, during the same three-month period of 2008, $89.3 million of deferred annuity deposits were due for renewal, of which $33.9 million were placed in new policies with our company.
For the nine-month period ended September 30, 2009, deferred annuity deposits were $155.5 million in 2009, compared with $115.2 million for the same period of 2008. The significant increase in our annuity deposits in 2009 is due to increased sales, as more consumers choose to invest their money in products with guaranteed rates of return. We expect our annuity sales to continue to increase throughout the remainder of the year. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, the money is invested to generate investment income.
Our annuity sales and a reduction in withdrawals contributed to a net cash inflow related to our annuity business of $26.2 million in the three-month period ended September 30, 2009, compared with a net cash outflow of $32.7 million in the three-month period ended September 30, 2008. In the nine-month period ended September 30, 2009, we had a net cash inflow of $82.8 million compared to a net cash outflow of $58.1 million in the nine-month period ended September 30, 2008. The reduction in annuity withdrawals is indicative of the change in economic conditions and the inclination of consumers to choose investment products with less risk and guaranteed returns. We expect this trend to continue throughout the remainder of 2009.

Loss and loss settlement expenses increased 18.7 percent and 21.7 percent in the three- and nine-month periods ended September 30, 2009, respectively, as compared with the same periods of 2008, due to an increase in the policy benefits incurred for our traditional life insurance products. The amount of policy benefits incurred may fluctuate due to the unexpected nature of death benefits; however, these benefits have historically tended to level out over the course of the year. We anticipate a continued increase in loss and loss settlement expenses for the remainder of 2009 compared to 2008 due to increased sales of single premium whole life insurance in recent years and a maturing block of older traditional products.
Liability for future policy benefits decreased 8.9 percent and 14.2 percent in the three- and nine-month periods ended September 30, 2009, respectively, as compared with the same periods of 2008, due to the reduction in claims from the continuing runoff of our credit life and credit accident and health business, which we ceased writing in 2004.
In September 2009, we introduced two new whole life products, a 5-pay and a 10-pay, that members of our life agency force requested to better meet the needs of their customers. The demand and profitability of these products will be determined in future quarters as the products are too new to make any determinations at this time.
Investment Portfolio
Our invested assets at September 30, 2009 totaled $2,309.5 million, compared to $2,095.8 million at December 31, 2008. At September 30, 2009, fixed maturity securities comprised 93.0 percent of our investment portfolio, while equity securities accounted for 5.5 percent of the value of our portfolio. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
Concentration
We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We administer our portfolio based on investment guidelines approved by management, which comply with applicable statutory regulations.
The concentration of our investment portfolio at September 30, 2009 is presented at carrying value in the following table:

	Property & Casualty	Life
(Dollars in Thousands)	Insurance Segment	Insurance Segment	Total
Fixed maturities(1)	$773,098	$1,362,759	$2,135,857
Equity securities	113,922	12,452	126,374
Trading securities	10,994	—	10,994
Mortgage loans	—	7,455	7,455
Policy loans	—	7,977	7,977
Other long-term investments	11,762	2,514	14,276
Short-term investments	1,200	5,319	6,519

Total	$910,976	$1,398,476	$2,309,452

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At September 30, 2009, $2,124.0 million, or 99.4 percent of our fixed maturities portfolio, was classified as available-for-sale, compared to $1,898.6 million, or 99.2 percent, at December 31, 2008. We classify our remaining fixed maturity securities as held-to-maturity securities (which are reported at amortized cost) or trading securities. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of September 30, 2009 and December 31, 2008, we did not have direct exposure to investments in sub-prime mortgages, derivative securities or other credit enhancement vehicles.

Quality
The following table displays a breakdown for all of our fixed maturity securities by credit rating at September 30, 2009 and December 31, 2008. Information contained in the table is based upon issue credit ratings provided by Moody’s. If credit ratings are unavailable from Moody’s, we obtain them from Standard & Poor’s.

(In Thousands)	September 30, 2009		December 31, 2008
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$177,756	8.3%	$254,753	13.3%
AA	403,107	18.8	390,726	20.3
A	571,366	26.6	534,074	27.8
Baa/BBB	855,326	39.8	623,527	32.4
Other/Not Rated	139,296	6.5	118,721	6.2

	$2,146,851	100.0%	$1,921,801	100.0%

Our total carrying value of “AAA” rated fixed maturity securities decreased in the first nine months of 2009 as compared to year-end 2008 due to “AAA” agency bonds that were called during 2009. Both our “AA” and “Baa/BBB” fixed maturity securities increased due to purchases in 2009, as we sought a higher yield in our fixed maturity portfolio. Downgrades in corporate bonds and other securities during the first nine months of 2009 also shifted the composition of our investment portfolio, increasing our “A” and “Other/Not Rated” fixed maturity securities and was a contributing factor in the increase of our “Baa/BBB” fixed maturity securities.
Overall, the change in credit rating of our fixed maturity securities portfolio at September 30, 2009, as compared to December 31, 2008, continued to be affected by downgrades of our municipal bond holdings that occurred during 2008 and 2009. Municipal bonds can either be insured or uninsured. Municipal bonds that are insured have a credit rating that is equal to either the credit rating of the insuring company or the underlying security, whichever is greater. Municipal bonds that are uninsured are rated using the credit rating of the underlying security. During both 2008 and 2009, the credit ratings of many of the companies that insure municipal bonds were downgraded as a result of the financial market crisis and economic turmoil.
Duration
Our investment portfolio is comprised primarily of fixed maturity securities whose fair values are susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claims liabilities. When calculating duration, we do not adjust for changes in the value of the bond’s embedded options or the probability that the option will be exercised early. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal and opposite effect on our investments and claims liabilities. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations. The primary purpose for matching invested assets and claims liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely.
Group
The weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at both September 30, 2009 and December 31, 2008, is 6.1 years.

Property and Casualty Insurance Segment
For our property and casualty insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at September 30, 2009 is 7.5 years compared to 7.7 years at December 31, 2008.
Life Insurance Segment
For our life insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, at September 30, 2009 is 4.0 years compared to 4.3 years at December 31, 2008.
Investment Results
We recorded net investment income (before tax) of $27.8 million and $25.2 million for the three-month periods ended September 30, 2009 and 2008, respectively. The improvement in the three-month period ended September 30, 2009 was the result of a slight improvement in the financial markets as compared to the same period of 2008. Our net investment income was impacted by the turmoil in the financial markets and resulted in lower investment income than has been earned historically in the third quarter.
We recorded net investment income (before tax) of $78.4 million and $81.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The decline in the nine-month period results, ended September 30, 2009, as compared to the same period of 2008, was due to lower market interest rates earned on our investment portfolio; agency bonds that were called during 2009, the proceeds of which we reinvested at a lower interest rate than was previously available; and the discontinuation of dividend payments in some of our equity securities that previously had paid regular dividends. Also contributing to the year-to-date decrease were changes in the fair value of certain investments in limited liability partnerships, which we account for under the equity method of accounting. Our largest investment in a partnership fund is one that is designed to provide capital to, and invest in, depositories and other financial service companies. We continue to hold our investments in limited liability partnerships, as it is anticipated that the performance of these holdings will improve as the industry recovers.
Realized investment gains were $1.9 million in the three-month period ended September 30, 2009, compared to realized investment losses of $4.2 million in the same period of 2008. For the nine-month periods ended September 30, 2009 and 2008, we reported realized investment losses of $14.7 million and $4.4 million, respectively. The realized investment losses were primarily due to other-than-temporary investment write-downs of fixed maturity securities and equity securities. We recorded no investment write-downs for the three-months ended September 30, 2009 compared to $5.9 million in investment write-downs for the three-months ended September 30, 2008. For the nine-month periods ended September 30, 2009 and 2008, we recorded write-downs of $18.1 million and $5.9 million, respectively.
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

Changes in unrealized gains on available-for-sale securities do not affect net income (loss) and earnings (loss) per common share but do impact comprehensive income (loss), stockholders’ equity and book value per common share. We believe that our unrealized losses on available-for-sale securities at September 30, 2009 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment losses in future periods on securities that we own at September 30, 2009, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.
Investment Yield

	Nine Months Ended September 30,
(In Thousands)	2009	2008
Average invested assets (1)	$2,282,054	$2,218,600
Investment income, net (2)	78,416	81,091
Yield on average invested assets	3.4%	3.7%

(1)	Average based on invested assets (including money market accounts) at beginning of the year and end of the current reporting period.

(2)	Investment income after deduction of investment expenses, but before applicable income tax. Realized gains and losses are excluded.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Historically, we have generated substantial cash inflows from operations because cash from premium payments is usually received in advance of cash payments made to settle losses. When investing the cash generated from operations, we invest in securities with maturities that correlate to the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in available-for-sale fixed maturity securities.
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
The following table displays a summary of cash sources and uses in 2009 and 2008.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2009	2008
Cash provided by (used in)
Operating activities	$51,815	$31,219
Investing activities	(168,237)	(143,273)
Financing activities	183,164	(21,720)

Net increase (decrease) in cash and cash equivalents	$66,742	$(133,774)

The increase of $20.6 million in cash provided by operating activities during the nine-month period ended September 30, 2009 compared to the same period in 2008 is largely due to a $26.4 million change in loss reserves primarily due to the life insurance segment’s credit life and credit accident and health liability which is in run-off.

Net cash flows used in investing activities increased by $25.0 million through September 30, 2009 as compared to the same period in 2008. We had significant cash inflows from sales of investments and from scheduled and unscheduled investment maturities, redemptions and prepayments, which totaled $289.6 million for the nine-month period ended September 30, 2009 and $371.1 million for the nine-month period ended September 30, 2008. Our cash outflows for purchases totaled $368.8 million for the nine-month period ended September 30, 2009 and $471.8 million for the nine-month period ended September 30, 2008.
For the nine-month period ended September 30, 2009, cash provided by financing activities increased $204.9 million as compared to the same period in 2008 due primarily to positive annuity and universal life cash flows of $106.6 million. For the nine-month period ended September 30, 2008, we experienced negative annuity and universal life cash flows of $40.4 million. We attribute the change in cash inflows between periods to increased annuity sales as more consumers chose to invest their money in products with guaranteed rates of return as well as a reduction in annuity withdrawals from fewer annuities coming due for renewal in the first nine months of 2009. We expect this trend to continue throughout the remainder of 2009.
If our operating, investment and financing cash flows are not sufficient to support our operations, we have additional short-term investments that we could use to generate cash. At September 30, 2009, our consolidated invested assets included $6.5 million of short-term investments, which consist primarily of fixed maturity securities that mature within one year. We may also borrow up to $50.0 million on our existing bank line of credit, which expires on July 9, 2010. We did not use our line of credit in the first nine months of 2009, other than to secure letters of credit used in our reinsurance operations. As of September 30, 2009, $.2 million of the line of credit was allocated for that purpose. We do not anticipate the need to draw on the line of credit in the foreseeable future.
Stockholders’ Equity
Stockholders’ equity increased 6.1 percent from $641.7 million at December 31, 2008 to $680.8 million at September 30, 2009. The primary increase to stockholders’ equity was net unrealized appreciation after-tax of $60.9 million. This was partially offset by a net loss of $12.2 million and stockholder dividends of $12.0 million. At September 30, 2009, book value per common share was $25.60 compared to $24.10 at December 31, 2008.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Net premiums written	$118,800	$122,440	$367,325	$384,519
Net change in unearned premium	1,959	5,870	(8,870)	(9,365)
Net change in prepaid reinsurance premium	—	(293)	296	(920)

Net premiums earned	$120,759	$128,017	$358,751	$374,234

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
ISO catastrophes (1)	$9,274	$35,124	$17,980	$50,746
Non-ISO catastrophes	214	1,619	1,616	2,376

Total catastrophes	$9,488	$36,743	$19,596	$53,122

(1)	This number does not include development incurred of $25.9 million in the third-quarter 2009, $38.3 million year-to-date 2009 and $10.8 million year-to-date 2008 in additional Hurricane Katrina reserves resulting from claims litigation.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. However, we have the ability to hold fixed maturity investments to maturity. Our investment guidelines define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product, and regulatory requirements. We respond to market risk by managing the character of future investment purchases.
We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2009, we did not hold investments in sub-prime mortgages, derivative securities, credit default swaps or other credit-enhancement exposures.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a detailed discussion of legal proceedings of the Company, refer to Note 1—Legal Proceedings in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under our share repurchase program, announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing company stock on the open market if (a) the trading price on the Nasdaq Stock Market LLC drops below 130 percent of its book value, (b) sufficient excess capital is available to purchase the stock, and (c) we are optimistic about future market trends. Our share repurchase program may be modified or discontinued at any time.
At its meeting in August 2009, the board of directors extended our Share Repurchase Program for an additional two years. It is currently set to expire in August 2011. Under the extended program, our company has authorization to repurchase up to 575,575 shares of our common stock. For the three-months ended September 30, 2009 we did not repurchase any shares of our common stock. For the nine months-ended September 30, 2009, we repurchased a total of 33,300 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit		Filed
number	Exhibit description	herewith
11	Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 7 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the FASB guidance on Earnings per Share.	X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer	Vice President, Chief Financial Officer and Principal Accounting Officer

November 9, 2009	November 9, 2009
(Date)	(Date)