Form 10-K
period 2009-12-31
UNITED FIRE & CASUALTY CO
filed 2010-03-01
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2009, was approximately $344.9 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 23, 2010, 26,381,564 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual stockholders meeting to be held on May 19, 2010.

FORM 10-K TABLE OF CONTENTS

United Fire & Casualty Company Form 10-K   |   2009
PART I.

ITEM 1.	BUSINESS
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
GENERAL DESCRIPTION
The terms “United Fire,” “United Fire Group,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Telephone: 319-399-5700.
Employees
As of December 31, 2009, we employed 659 full-time employees and 14 part-time employees. We are not a party to any collective bargaining agreement.
Reportable Segments
We report our operations in two business segments: property and casualty insurance and life insurance. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 11, “Segment Information.” All intercompany balances have been eliminated in consolidation.
Our property and casualty insurance segment includes United Fire & Casualty Company and the following companies, which are wholly owned by United Fire & Casualty Company, directly or indirectly: Addison Insurance Company, an Illinois property and casualty insurer; Lafayette Insurance Company, a Louisiana property and casualty insurer; United Fire & Indemnity Company, a Texas property and casualty insurer; American Indemnity Financial Corporation, a Delaware holding company; and Texas General Indemnity Company, a Colorado property and casualty insurer. United Fire Lloyds, a Texas property and casualty insurer, is an affiliate of and operationally and financially controlled by United Fire & Indemnity Company.
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

United Fire & Casualty Company Form 10-K   |   2009
Available Information
United Fire Group provides free and timely access to all company reports filed with the Securities and Exchange Commission (“SEC”) in the Investor Relations section of our website at www.unitedfiregroup.com. Select “SEC Filings” to view the list of filings, which includes:
•	Annual reports (Form 10-K)
•	Quarterly reports (Form 10-Q)
•	Current reports (Form 8-K)
•	Beneficial ownership reports (Forms 3, 4 and 5)
•	Amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act.
Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.
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
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
GEOGRAPHIC DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and two regional locations: Westminster, Colorado, a suburb of Denver, and Galveston, Texas.
We are licensed as a property and casualty insurer in 43 states, primarily in the Midwest, West and South, plus the District of Columbia. We have 813 independent agencies representing us and our property and casualty insurance subsidiaries. The following table depicts the top five states for direct premiums written for our property and casualty insurance operations in 2009.

	Direct	% to Total Direct
(In Thousands)	Premiums Written	Premiums Written
Texas	$69,900	15.4%
Iowa	69,515	15.3
Louisiana	41,743	9.2
Missouri	41,185	9.1
Colorado	33,938	7.5

Direct Premiums Written (1)	$256,281	56.5%

(1)	The Statutory Financial Measures section of Part II, Item 7 defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

United Fire & Casualty Company Form 10-K   |   2009
Our life insurance subsidiary is licensed in 28 states, primarily in the Midwest and West, and is represented by 933 independent agencies. The following table depicts the top five states for direct statutory premium volume for our life insurance operations in 2009.

		% to Total
	Direct Statutory	Direct Statutory
(In Thousands)	Premium Volume	Premium Volume
Iowa	$94,658	36.8%
Nebraska	33,103	12.9
Minnesota	23,128	9.0
Wisconsin	21,548	8.4
Illinois	17,720	6.9

Direct Statutory Premium Volume	$190,157	74.0%

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
COMPETITION
Property and Casualty Insurance Segment
The property and casualty industry is highly competitive. We compete with numerous property and casualty insurance companies in the regional and national market, many of which are substantially larger and have considerably greater financial and other resources.
In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers.
Since we rely solely on independent agencies, we offer a competitive commissions program, as well as a rewarding profit-sharing plan, as incentives for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty agencies will receive profit-sharing payments of $5.7 million in 2010, based on business produced by the agencies in 2009.
Our competitive advantages include our commitment to:
•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for our company
•	Exceptional customer service — our customers always have the option to speak with a real person
•	Superior loss control services — our loss control representatives make multiple visits to businesses and jobsites to ensure safety, rather than just one visit
•	Fair and ethical claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company
•	Effective and efficient use technology — we use technology to provide enhanced service, reinforcing the personal relationships we have with our customers, not replacing them.

United Fire & Casualty Company Form 10-K   |   2009
In 2009, for the second consecutive year, United Fire was recognized for the way we do business and the services we provide, being named a “Top 10 Ease of Doing Business Performer” in Deep Customer Connections Inc.’s (DCC) seventh annual Ease of Doing Business (EDB) survey. Over 8,700 independent agents and brokers assessed the performance of more than 250 property and casualty carriers as part of the survey. They rated the importance of 11 factors, ranging from underwriting responsiveness and handling claims promptly to acting with the agency’s needs in mind. DCC specializes in helping property and casualty carriers achieve profitable growth by making it easy for their agents to work with them. DCC’s EDB Index® is an industry benchmark of carriers’ EDB performance.
Life Insurance Segment
We also encounter significant competition in all lines of our life and fixed annuity business from other life insurance companies and other providers of financial services. Since our products are marketed exclusively through independent life insurance agencies that typically represent more than one company, we face competition within our agencies. Competitors include companies that market their products through agents, as well as companies that sell directly to their customers.
To attract and maintain relationships with our independent life insurance agencies, we offer competitive commission rates and other sales incentives. Our life insurance segment achieves a competitive advantage by offering products that are simple and straightforward, by providing outstanding customer service, by being accessible to our agents and customers, and by using technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders.
OPERATING SEGMENTS
Incorporated by reference from Note 11, “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, for a detailed discussion of our operating results by segment, refer to the Results of Operations section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
REINSURANCE
Incorporated by reference from Note 5, “Reinsurance” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
RESERVES
Property and Casualty Insurance Segment
Property insurance indemnifies an insured with an interest in physical property for loss of, or damage to, such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured. In most cases casualty insurance also obligates the insurance company to provide a defense for the insured in litigation arising out of events covered by the policy.
Reserves for losses and loss settlement expenses (“loss reserves”) are management’s best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported (“IBNR”), based on facts, circumstances and historical trends then known.

United Fire & Casualty Company Form 10-K   |   2009
The determination of reserves, particularly those relating to liability lines of insurance, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among others, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary, Regnier Consulting Group, Inc., to render an opinion as to the adequacy of the statutory reserves we establish annually. The actuarial opinion is filed in those states where we are licensed. On a quarterly basis, Regnier Consulting Group, Inc. reviews our direct loss and loss settlement reserves for adequacy.
We do not discount loss reserves based on the time value of money. However, we consider inflation in the reserving process by reviewing cost trends, loss settlement expenses, historical reserving results and likely future economic conditions. There are no material differences between our statutory reserves and those established under U.S. generally accepted accounting principles (“GAAP”). Refer to the Critical Accounting Estimates section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of our loss reserves.
The table on the following page illustrates the change in our estimate of reserves for loss and loss settlement expenses for our property and casualty companies for the years 1999 through 2008. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest reestimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

United Fire & Casualty Company Form 10-K   |   2009

(In Thousands)
Years Ended December 31	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Gross liability for loss and loss settlement expenses	$338,243	$358,032	$363,819	$392,649	$427,049	$464,889	$620,100	$518,886	$496,083	$586,109	$606,045

Ceded loss and loss settlement expenses	27,606	37,526	36,909	35,760	27,309	28,609	60,137	40,560	38,800	52,508	33,754

Net liability for loss and loss settlement expenses	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291

Cumulative net paid as of:
One year later	$97,021	$110,516	$112,546	$107,271	$100,895	$110,016	$230,455	$148,593	$140,149	$195,524
Two years later	154,886	166,097	172,538	172,158	167,384	166,592	321,110	235,975	265,361
Three years later	189,730	204,792	215,002	214,307	203,861	213,144	380,294	332,768
Four years later	213,190	230,889	240,973	237,150	231,278	242,579	456,919
Five years later	231,838	245,677	252,969	253,026	250,787	264,015
Six years later	241,540	252,153	264,311	265,304	263,631
Seven years later	245,145	259,621	273,153	273,066
Eight years later	249,302	264,713	277,868
Nine years later	253,274	266,912
Ten years later	254,674
Net liability reestimated as of:
End of year	$310,637	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291
One year later	273,706	273,469	315,854	344,590	361,153	358,796	534,998	433,125	457,831	559,816
Two years later	261,217	290,872	323,354	340,502	331,693	330,137	508,774	453,474	502,177
Three years later	273,921	300,011	321,168	324,582	317,187	319,335	538,451	497,629
Four years later	279,740	302,884	318,125	313,745	309,146	326,340	574,484
Five years later	279,653	298,428	309,033	308,304	316,227	327,626
Six years later	280,983	296,296	307,790	312,188	314,522
Seven years later	279,892	293,579	311,367	314,680
Eight years later	276,815	297,844	312,433
Nine years later	281,346	297,022
Ten years later	280,101

Net redundancy (deficiency)	$30,536	$23,484	$14,477	$42,209	$85,218	$108,654	$(14,521)	$(19,303)	$(44,894)	$(26,215)

Net reestimated liability	$280,101	$297,022	$312,433	$314,680	$314,522	$327,626	$574,484	$497,629	$502,177	$559,816
Reestimated ceded loss and loss settlement expenses	26,609	34,039	42,733	43,419	38,639	38,503	90,660	58,230	51,700	49,533

Gross reestimated liability	$306,710	$331,061	$355,166	$358,099	$353,161	$366,129	$665,144	$555,859	$553,877	$609,349

Gross redundancy (deficiency)	$31,533	$26,971	$8,653	$34,550	$73,888	$98,760	$(45,044)	$(36,973)	$(57,794)	$(23,240)

United Fire & Casualty Company Form 10-K   |   2009
Life Insurance Segment
We calculate the policy reserves reported in our Consolidated Financial Statements in accordance with GAAP. For our fixed annuities and universal life policies, we establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals as well as insurance and other expense charges. We base policy reserves for other life products on the projected contractual benefits and expenses and interest rates appropriate to those products. We base reserves for accident and health products, which are a minor portion of our reserves, on appropriate morbidity tables for the age and duration of the insured.
We determine reserves for statutory purposes based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. Griffith, Ballard & Company, an independent actuary, assists us in developing and analyzing our reserves on both a GAAP and statutory basis.
For further discussion of our life insurance segment’s reserves, see “Critical Accounting Estimates” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
INVESTMENTS
Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Investments” and “Critical Accounting Estimates”; Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”; and Note 1, “Significant Accounting Policies” under the headings “Investments” and “Securities Lending,” Note 2, “Summary of Investments,” and Note 3, “Fair Value of Financial Instruments,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
REGULATION
We are not aware of any currently proposed or recently enacted state or federal regulation that would have a material impact on our operations.
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our stockholders. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination; agent and adjuster licensing; price setting; trade practices; policy forms; accounting methods; the nature and amount of investments; claims practices; participation in shared markets and guaranty funds; reserve adequacy; insurer solvency; transactions with affiliates; the payment of dividends; underwriting standards; and the collection, remittance and reporting of certain taxes and fees. We discuss below the state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any particular measures might have on us.

United Fire & Casualty Company Form 10-K   |   2009
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty companies and life insurance subsidiary: Iowa (United Fire and United Life Insurance Company), Illinois (Addison Insurance Company), Louisiana (Lafayette Insurance Company), Texas (United Fire & Indemnity Company and United Fire Lloyds), and Colorado (Texas General Indemnity Company). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance codes of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be finalized without the commissioner’s prior approval.
Stockholder Dividends
Our dividend-paying capacity, and that of our subsidiaries, is regulated by the laws of the applicable state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its stockholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an extraordinary dividend as defined under the state’s insurance code. In all cases, we may pay ordinary dividends only from our earned surplus. Refer to the Market Information section of Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information about the dividends we paid during 2009.
Price Regulation
Nearly all states have insurance laws requiring personal property and casualty insurers to file rate schedules, policy or coverage forms, and other information within the state’s regulatory authority. In many cases, rate schedules, policy forms, or both, must be approved prior to use. While laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the willingness of state regulators to allow adequate rates for the business that we write.
Investment Regulation
Insurance companies are subject to various state regulations that require investment portfolio diversification and that limit the amount of investment in certain asset categories. Failure to comply with these rules leads to the treatment of nonconforming investments as nonadmitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require us to sell nonconforming investments.
Exiting Geographic Markets; Canceling and Nonrenewing Policies
Most states regulate our ability to exit a market. For example, states limit, to varying degrees, our ability to cancel and nonrenew policies. Some states prohibit us from withdrawing one or more types of insurance business from the state, except with state regulatory approval. Regulations that limit policy cancellation and nonrenewal may restrict our ability to exit unprofitable markets.
Insurance Guaranty Associations
Each state has insurance guaranty association laws. Membership in a state’s insurance guaranty association is generally mandatory for insurers wishing to do business in the states. Under these laws, associations may assess their members for certain obligations that insolvent insurance companies have to their policyholders and claimants. Typically, states assess each solvent member in an amount related to that member’s proportionate share of business written by all members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.

United Fire & Casualty Company Form 10-K   |   2009
Shared Market and Joint Underwriting Plans
State insurance regulations require insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. These are mechanisms that generally provide applicants with various basic types of insurance coverage not otherwise available to them in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in Fair Access to Insurance Requirements (“FAIR”) Plans or Windstorm Plans, which provide basic property coverage. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Policies written through these mechanisms may require different underwriting standards and pose greater risk than those written through our voluntary application process.
Statutory Accounting
For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
Insurance Reserves
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our reserves are adequate for policy claims-paying obligations and related expenses.
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2009, all of our insurance companies had capital well in excess of the required levels.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact. Some of the current and proposed federal measures that may significantly affect our business are discussed below.
Corporate Governance Reform
In response to the recent financial crisis, Congress has proposed several legislative initiatives designed to strengthen corporate governance at public companies. These proposals contain several provisions that, if adopted, would affect the operation of all public companies and would require, among other things: (i) an annual nonbinding stockholder vote on executive compensation; (ii) the establishment of a risk management committee of the board of directors, composed entirely of independent directors, tasked with the periodic review of a company’s risk management policies; (iii) that the chairman of the board of directors be an independent director; (iv) that all members of the compensation committee be independent; and (v) that all members of the board of directors be elected annually by majority vote of the stockholders.

United Fire & Casualty Company Form 10-K   |   2009
FINANCIAL STRENGTH RATING
Our financial strength, as measured by statutory accounting principles, is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders’ surplus requirements.
Our family of property and casualty insurers has received a group rating of “A” (Excellent) with a “stable” outlook from A.M. Best Company (“A.M. Best”). Within the group, all of our property and casualty insurers have an “A” (Excellent) rating, except one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating with a “stable” outlook from A.M. Best. According to A.M. Best, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
An insurer’s financial strength rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not able to fulfill its obligations under the insurance policies it issues. This rating can also affect an insurer’s level of premium writings, the lines of business it can write and, for insurers like us that are also public registrants, the market value of its securities.

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
Risks Relating to Our Business
•	The incidence, frequency and severity of catastrophe losses are unpredictable and may adversely affect the results of our operations, liquidity and financial condition.
Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders, which can be caused by various natural and man-made disasters, including, but not limited to, hurricanes, tornadoes, windstorms, hailstorms, fires, explosions, earthquakes, tropical storms and terrorist acts. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. We have exposure for catastrophe losses under both our commercial insurance policies and our personal insurance policies. In addition, our automobile and inland marine business exposes us to losses arising from floods and other perils.
Longer-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. The emerging science regarding climate change and its connection to extreme weather events is far from conclusive. If a connection to increased extreme weather events related to climate change is ultimately proven true, this could increase the frequency and severity of catastrophe losses we experience in both coastal and non-coastal areas.

United Fire & Casualty Company Form 10-K   |   2009
Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations. In addition, as with catastrophe losses generally, it can take a long time for us to determine our ultimate losses associated with a particular catastrophic event. As our claims experience for a particular catastrophe develops, we may be required to adjust our reserves to reflect our revised estimates of the total cost of claims. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property could impact claims severity for future catastrophic events. In addition, severity may be impacted after catastrophic events as the demand for resources such as building materials and labor to repair damaged structures may inflate costs, and the amount of salvage value received for damaged property may decline.
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
We establish property and casualty loss reserves based on assumptions and estimates of damages and liabilities incurred. On a quarterly basis, Regnier Consulting Group, Inc., the independent actuary for our property and casualty segment, estimates property and casualty product reserves based on many assumptions to validate the reasonableness of our claims reserves.
Our property and casualty loss reserves are only estimates; we determine the amount of these loss reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts of benefits and claims that we will pay or the timing of payment of benefits and claims. For a detailed discussion of our reserving process and the factors we consider in estimating reserves, refer to the Critical Accounting Estimates section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Actual losses and loss settlement expenses paid might exceed our reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we will have to increase our loss reserves and incur charges to our earnings, which could indicate that premium levels were insufficient. These charges may be material.
Griffith, Ballard & Company, the independent actuary for our life insurance segment, calculates life product reserves based on our assumptions, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements.
•	The cyclical nature of the property and casualty insurance business may affect our financial performance.
The financial results of companies in the property and casualty insurance industry historically have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity (commonly referred to as “soft” markets), followed by periods of high premium rates and shortages of underwriting capacity (commonly referred to as “hard” markets). We expect these cycles to continue. Premium rates for property and casualty insurance are influenced by factors that are outside of our control, including market and competitive conditions and regulatory issues. Soft market conditions could require us to reduce premiums, limit premium increases, or discontinue offering one or more of our insurance products in one or more states, resulting in a reduction in our premiums written and in our profit margins and revenues. The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on the results of our operations and financial condition.

United Fire & Casualty Company Form 10-K   |   2009
•	We are subject to interest rate fluctuations and declines in the value of investments held in our investment portfolio due to various market factors that could negatively affect our profitability.
We are subject to the negative effects of interest rate fluctuations and to declines in the value of our investment portfolio due to changes in market valuations and changes in credit quality related to individual investments. Some of our interest-sensitive products, principally our fixed annuities, expose us to the risk that changes in interest rates will reduce our “spread,” which is the difference between the rates we are required to pay under these contracts and the rate of return we are able to earn on our investments intended to support our obligations under these contracts.
During periods when the interest rates paid on interest-sensitive insurance products are rising, we may not be able to reinvest our invested assets to achieve the higher rate of return necessary to compensate for the higher interest rates we must pay to keep these products competitive in the marketplace. Consequently, we may have to accept a lower spread and therefore lower profitability, or face a decline in sales of these products and a loss of related assets.
During periods of declining interest rates, we may be unable to achieve similar rates of return on our reinvested or maturing assets. Moreover, this risk may be exacerbated by borrowers prepaying fixed income securities, commercial mortgages, and mortgage-backed securities held in our investment portfolio in order to refinance at lower rates. Because we are only entitled to reset the interest rates on our annuities at limited, pre-established intervals, and because many of our annuity contracts have guaranteed interest rates, the profitability of these products could decrease or even become negative.
Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us from fluctuations in interest rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (92.7 percent at December 31, 2009) of our investment portfolio in fixed income securities, particularly corporate bonds, including our portfolio of trading securities. The fair value of these investments generally increases or decreases in an inverse relationship with changes in interest rates. We classify the majority (99.0 percent, at December 31, 2009) of our fixed income securities as available-for-sale, including our portfolio of trading securities. We report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which would affect our stockholders’ equity.
Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, surrenders and withdrawals of life insurance policies and annuity contracts, along with policy loans, may increase as policyholders seek to buy products with perceived higher returns. These surrenders and withdrawals may also require us to accelerate the amortization of deferred policy acquisition costs (“DAC”), which would increase our expenses in the current period.
The fair value of securities in our investment portfolio may also fluctuate depending on general economic and market conditions or events relating to a particular issuer of securities. Changes in the fair value of securities in our investment portfolio could result in realized or unrealized investment losses, thereby affecting our stockholders’ equity.
We are exposed to the chance that issuers of bonds that we hold will not be able to pay principal or interest when it is due. Defaults and other impairments may cause write-downs in the value of the bonds we hold. Pervasive deterioration in the credit quality of issuers, changes in interest rate levels and changes in interest rate spreads between types of investments could significantly affect the value of our invested assets and our earnings.

United Fire & Casualty Company Form 10-K   |   2009
•	Financial disruption or a prolonged economic downturn may materially and adversely affect our business operations.
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
•	The effects of emerging claim and coverage issues and class action litigation on our business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims. Examples of these issues include:
•	Judicial expansion of policy coverage and the impact of new theories of liability.
•	An increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices.
•	An increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions.
•	Adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.
In addition, we have been the target of a number of class action lawsuits arising from Hurricane Katrina relating to allegations of improper claims settlement practices, misrepresentations in the scope of coverage and other matters. It is difficult to predict both the ultimate outcome of these lawsuits, and the impact, if any, they will have on our business and financial condition. However, rulings adverse to us in pending litigation arising from Hurricane Katrina could have a material adverse effect on our financial position, as well as on our results of operations.
•	We are exposed to credit risk in certain areas of our operations.
In addition to exposure to credit risk related to our investment portfolio and reinsurance recovery, we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.
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
We are exposed to credit risk through our surety insurance operations, where we guarantee to a third party that our bonded principal will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder.
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

United Fire & Casualty Company Form 10-K   |   2009
•	We are subject to comprehensive laws and regulations that pose particular risks to our ability to earn profits.
We are subject to extensive supervision and regulation by the states in which we operate. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is, and will continue to be, critical to our success and ability to earn profits.
Examples of regulations that pose particular risks to our ability to earn profits include the following:
•	Required licensing. We, and our insurance company subsidiaries, operate under licenses issued by various state insurance agencies. If a regulatory authority were to revoke an existing license or deny or delay granting a new license, our ability to continue to sell insurance or to enter or offer new insurance products in that market would be substantially impaired.
•	Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. When our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise premium rates in the future, even if the property and casualty industry generally is not experiencing regulatory resistance to premium rate increases. If premium rate increases we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state could be substantially impaired.
•	Restrictions on cancellation, nonrenewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state, except pursuant to a plan that is approved by the state insurance department. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, the State of Louisiana has a law prohibiting the nonrenewal of homeowners policies written for longer than three years except under certain circumstances, such as for nonpayment of premium or fraud committed by the insured.
•	Risk-based capital and capital adequacy requirements. We, and our insurance company subsidiaries and affiliate, are subject to risk-based capital requirements (“RBC requirements”) that require us to report our results of risk-based capital calculations to state insurance departments and the NAIC. Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.
•	Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliate generally must be disclosed to, and in some cases approved by, state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.
•	Required participation in guaranty funds and assigned risk pools. Certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations where participating insurers are required to provide coverage for assigned risks. The number of risks assigned to us by these plans is based on our share of total written premium in the voluntary insurance market for that state. Pricing is controlled by the plan, often restricting our ability to charge the premium rate we might otherwise charge. Wherever possible, we utilize a designated servicing carrier to fulfill our obligations under these plans. Designated servicing carriers charge us fee to issue policies, adjust and settle claims and handle administrative reporting on our behalf. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired premium rates, possibly leading to an unacceptable return on equity. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and our ability to recoup these assessments through adequate premium rate increases may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period, due to the ultimate timing of the assessments and recoupments or premium rate increases. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These state funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

United Fire & Casualty Company Form 10-K   |   2009
•	Restrictions on the amount, type, nature, quality and concentration of investments. The various states in which we operate have certain restrictions on the amount, type, nature, quality and concentration of our investments. Generally speaking, these regulations require us to be conservative in the nature and quality of our investments and restrict our ability to invest in riskier, but often higher yield investments. These restrictions may make it more difficult for us to obtain our desired investment results.
•	State and federal tax laws. Under current federal and state income tax law, our life insurance and annuity products receive favorable tax treatment. This favorable treatment may give these products a competitive advantage over other noninsurance products. Congress, from time to time, considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products, making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.
•	Periodic financial and market conduct examinations. We are subject to periodic financial and market conduct examinations by the insurance departments in the various states in which we operate. Generally, it is only those states in which we have a company incorporated that perform such examinations. Occasionally, however, we are examined by states in which we do not have a company incorporated. The costs of these examinations are borne by us and in any given year may contribute to our administrative expenses.
•	Terrorism Risk Insurance. The Terrorism Risk Insurance Act of 2002 and its successor, the Terrorism Risk Insurance Extension Act of 2005 (collectively, the “Terrorism Acts”) require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. For further information about the Terrorism Acts, and their effect on our operations, refer to the information in the Results of Operations section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Security breaches and other improper accessing of data in our facilities, networks or databases, or those of our vendors, could result in loss or theft of data and information or systems’ interruptions that may expose us to liability and have an adverse impact on our business. Moreover, any compromise of the security of our data could harm our reputation and business. There can be no assurances that we will be able to implement security measures adequate to prevent every security breach.

United Fire & Casualty Company Form 10-K   |   2009
•	A reduction in our financial strength ratings could adversely affect our business and financial condition.
Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best since 1994 (except for one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable)). Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. Our property and casualty companies are rated on a group basis. Financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our premium revenue and earnings would decrease. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best ratings below “A-” would prevent us from issuing policies to a majority of our current policyholders or other potential policyholders with similar ratings requirements. In addition, a ratings downgrade for our property and casualty insurers by A.M. Best below “A” would constitute an event of default under our credit facility.
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

United Fire & Casualty Company Form 10-K   |   2009
•	Our geographic concentration in both our property and casualty insurance and life insurance segments ties our performance to the business, economic and regulatory conditions of certain states.
The following states provided 56.5 percent of the direct premium volume for the property and casualty insurance segment in 2009: Texas (15.4 percent), Iowa (15.3 percent), Louisiana (9.2 percent), Missouri (9.1 percent) and Colorado (7.5 percent). The following states provided 74.0 percent of the direct statutory premium volume for the life insurance segment in 2009: Iowa (36.8 percent), Nebraska (12.9 percent), Minnesota (9.0 percent), Wisconsin (8.4 percent) and Illinois (6.9 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.
•	We face significant competitive pressures in our business that could cause demand for our products to fall and reduce our revenue and profitability.
The insurance industry is highly competitive. In our property and casualty insurance business and in our life insurance business, we compete, and will continue to compete, with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies. Some of our competitors have far greater financial and marketing resources than we do. Our premium revenue and our profitability could decline if we lose business to competitors offering similar or better products at or below our prices. Our profitability could also be affected by the entry of new competitors into the market and the development of new products by new and existing competitors.
We price our insurance products based on estimated profit margins, and we would not be able to significantly reduce our current estimated profit margins in the near future. Some of our competitors may be larger and have more capital than we do, and may be able to withstand significant reductions in their profit margins. If our competitors decide to target our policyholder base by offering lower-priced insurance, we may not be able to respond competitively, which could reduce our revenue and our profitability.
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
The continued threat of terrorism, both within the U. S. and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the U. S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.

United Fire & Casualty Company Form 10-K   |   2009
In the event that a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was tested during 2008, both by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Ike that affected our Gulf Coast regional office in Galveston, Texas.
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
Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of our company that, in either case, stockholders might consider being in their best interests. For example:
•	Our Board of Directors is divided into three classes. At any annual meeting of our stockholders, our stockholders have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual stockholder meetings to effect a change in control of our Board of Directors.
•	Our articles of incorporation limit the rights of stockholders to call special stockholder meetings.

United Fire & Casualty Company Form 10-K   |   2009
•	Our articles of incorporation set the minimum number of directors constituting the entire Board of Directors at nine and the maximum at 15, and they require approval of holders of two-thirds of all outstanding shares to amend these provisions.
•	Our articles of incorporation require the affirmative vote of two-thirds of all outstanding shares to approve any plan of merger, consolidation, or sale or exchange of all, or substantially all, of our assets.
•	Our Board of Directors may fill vacancies on the Board of Directors.
•	Our Board of Directors has the authority, without further approval of our stockholders, to issue shares of preferred stock having such rights, preferences and privileges as the Board of Directors may determine.
•	Section 490.1110 of the Iowa Business Corporation Act imposes restrictions on mergers and other business combinations between us and any holder of 10.0 percent or more of our common stock.
•	Section 490.624A of the Iowa Business Corporation Act authorizes the terms and conditions of stock rights or options issued by us to include restrictions or conditions that preclude or limit the exercise, transfer, or receipt of such rights or options by a person, or group of persons, owning or offering to acquire a specified number or percentage of the outstanding common shares or other securities of the corporation.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

United Fire & Casualty Company Form 10-K   |   2009

ITEM 2.	PROPERTIES
We own three buildings: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 5.7 percent of the building’s square footage) is leased to tenants, and related parking facilities in Cedar Rapids, Iowa, that we use as our corporate headquarters. All three buildings are connected by a skywalk system. The first floors and basements of our three owned buildings in Cedar Rapids, Iowa underwent extensive reconstruction due to flooding that occurred in June 2008. We completed renovation of these buildings during 2009.
In November 2009, we completed the construction of a 250-space parking ramp, which is located adjacent to our corporate headquarters, for use by the company. The parking ramp replaced a paved parking lot of which we own approximately 70 percent of the land, while the remaining portion of the land will continue to be leased from the owner.
Our regional locations in Westminster, Colorado, and Galveston, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space. While our employees were displaced from our Galveston, Texas office due to Hurricane Ike, which occurred in September 2008, we temporarily leased office space in a suburb of Houston, Texas for our Gulf Coast Regional Office to conduct business. This lease expired on September 30, 2009.
The following table shows a brief description of our owned and leased office space. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our leased and owned facilities.

Lease
Location	Utilized by	Owned or Leased	Expiration Date
Corporate Headquarters —

Cedar Rapids, Iowa (118 Second Avenue SE)	Corporate Administration, Property and Casualty Segment	Owned	N/A
Cedar Rapids, Iowa (119 Second Avenue SE)	Corporate Administration, Life Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (109 Second Street SE)	Property and Casualty Segment	Owned	N/A
Denver Regional Office — Westminster, Colorado	Property and Casualty Segment	Leased	June 30, 2015
Gulf Coast Regional Office — Galveston, Texas	Property and Casualty Segment	Leased	November 30, 2014
Gulf Coast Regional Office — Temporary office in a suburb of Houston, Texas	Property and Casualty Segment	Leased	September 30, 2009
New Orleans Claims Office — Metairie, Louisiana	Property and Casualty Segment	Leased	September 30, 2012

United Fire & Casualty Company Form 10-K   |   2009

ITEM 3.	LEGAL PROCEEDINGS
Incorporated by reference from Note 1, “Significant Accounting Policies” under the heading “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the stockholders during the fourth quarter of 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Holders
United Fire’s common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “UFCS.” On February 1, 2010, there were 894 holders of record of United Fire common stock. The number of record holders does not reflect stockholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock ownership plan.
See “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” in Part III, Item 12 of this Form 10-K, which incorporates by reference our definitive Proxy Statement for our annual meeting of stockholders to be held on May 19, 2010. The Proxy Statement will be filed with the SEC within 120 days after the end of our fiscal year (the “2010 Proxy Statement”) and is incorporated herein by reference.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968. The table in the following section shows the quarterly cash dividends declared in 2009 and 2008. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions.
State law permits the payment of dividends only from statutory accumulated earned profits arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the normal course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to similar state law restrictions on dividends. Additional information about these restrictions is incorporated by reference from Note 7, “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire & Casualty Company Form 10-K   |   2009
Market Information
The following table sets forth the high and low trading price for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Share Price		Cash Dividends
	High	Low	Declared
2009
Quarter Ended:
March 31	$31.31	$15.72	$0.15
June 30	24.75	16.47	0.15
September 30	21.66	16.39	0.15
December 31	21.30	16.50	0.15

2008
Quarter Ended:
March 31	$39.27	$27.86	$0.15
June 30	39.19	26.93	0.15
September 30	36.07	25.25	0.15
December 31	31.60	13.09	0.15
Issuer Purchases of Equity Securities
Under our share repurchase program, first announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing company stock on the open market if (i) the trading price on NASDAQ drops below 130 percent of its book value, (ii) sufficient excess capital is available to purchase the stock, and (iii) we are optimistic about future market trends and the performance of our company. Our share repurchase program may be modified or discontinued at any time. At its meeting in August 2009, the board of directors extended our share repurchase program for an additional two years. It is currently set to expire in August 2011.
The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended December 31, 2009.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
10/1/09-10/31/09	—	$—	—	575,575
11/1/09-11/30/09	59,421	16.88	59,421	516,154
12/1/09-12/31/09	—	—	—	516,154

United Fire & Casualty Company Form 10-K   |   2009
United Fire & Casualty Company Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index, assuming an investment of $100 in each of the above at their closing prices on December 31, 2004, and reinvestment of dividends.
The following table shows the data used in the Total Return Performance graph above.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United Fire & Casualty Company	$100.00	$121.48	$107.53	$90.14	$98.24	$59.58
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Insurance P&C	100.00	109.31	127.42	137.59	106.50	115.13
SNL Insurance	100.00	116.98	128.56	129.37	69.07	79.18

United Fire & Casualty Company Form 10-K   |   2009

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data from our Consolidated Financial Statements. We derived the financial data from the Consolidated Financial Statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data.”

(In Thousands, Except Per Share Data)
Years Ended December 31	2009	2008	2007	2006	2005
Consolidated Balance S heet Data:
Total cash and investments	$2,542,693	$2,205,355	$2,399,141	$2,388,387	$2,254,421
Total assets	2,902,544	2,687,130	2,760,554	2,776,067	2,721,924

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance (1)	606,045	586,109	496,083	518,886	620,100
Life insurance	1,321,600	1,167,665	1,184,977	1,233,342	1,285,635
Unearned premiums	206,010	216,966	224,530	231,377	222,267
Total liabilities	2,229,809	2,045,389	2,009,057	2,095,259	2,221,712

Net unrealized gains, after tax (2)	82,491	25,543	85,579	93,519	86,440
Repurchase of United Fire common stock	1,545	14,817	16,078	—	—
Total stockholders’ equity (3)	672,735	641,741	751,497	680,808	500,212

Book value per share	25.35	24.10	27.63	24.62	21.20

Consolidated Income Statement Data:
Revenues
Net premiums written (4)	467,427	496,897	501,849	509,669	487,627
Net premiums earned	478,498	503,375	505,763	503,122	495,516
Investment income, net of investment expenses (5)	106,075	107,577	122,439	121,981	118,847
Realized investment gains (losses) (6)	(13,179)	(10,383)	9,670	9,965	4,540
Other income	799	880	654	532	702

Consolidated revenues	572,193	601,449	638,526	635,600	619,605

Losses and loss settlement expenses (7)	382,494	406,640	260,714	292,789	392,228
Amortization of deferred policy acquistion costs	114,893	129,158	136,805	126,898	115,473
Other underwriting expenses (8)	39,298	28,252	22,918	21,525	32,955

Net income (loss) (9)	(10,441)	(13,064)	111,392	88,085	9,044

Property and Casualty Insurance Segment Data:
Net premiums written (4)	424,827	459,571	470,402	476,402	453,683
Net premiums earned	435,677	465,581	473,134	467,031	456,147
Net income (loss)	(17,677)	(15,156)	98,225	73,970	(4,598)
Combined ratio (4)	115.2%	113.9%	81.3%	87.9%	111.3%

Life Insurance Segment Data:
Net premiums earned	42,821	37,794	32,629	36,091	39,369
Net income	7,236	2,092	13,167	14,115	13,642

Earnings Per Share Data:
Preferred stock dividends and accretions	—	—	—	—	4,106
Basic earnings (loss) per common share (10)	(0.39)	(0.48)	4.04	3.37	0.22
Diluted earnings (loss) per common share	(0.39)	(0.48)	4.03	3.36	0.22

Other Supplemental Data:
Cash dividends declared per common share	0.60	0.60	0.555	0.495	0.48

United Fire & Casualty Company Form 10-K   |   2009

(1)	Property and casualty reserves may be affected by both internal and external events, such as changes in claims handling procedures, judicial or legislative actions, inflation, and catastrophes. The fluctuations in our reserves over the past five years primarily relate to the hurricanes (Katrina, Rita, Ike and Gustav) we experienced in 2005 and 2008, and the litigation that has resulted from Hurricane Katrina. For further discussion of Hurricane Katrina, refer to our “Results of Operations” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Significant Accounting Policies” under the heading “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Net unrealized gains, after tax were impacted in 2008 due to the volatility in the financial markets. The severe downturn in the financial markets resulted in a significant decrease to our net unrealized appreciation in 2008, while in 2009 our unrealized appreciation returned to levels similar to prior years. It is widely believed that the economic downturn we faced in recent years appears to be over, however the economic indicators illustrate that the recovery will be a long, slow process.

(3)	In recent years our stockholders’ equity has fluctuated due to the impact the economic conditions and financial market volatility have had on our net unrealized gains, underwriting loss and net investment income, which are components of our net income (loss). Additionally, we recognized in equity, for 2006 through 2009, the net change in the underfunded status of our employee benefit plans.

(4)	Please refer to the Statutory Financial Measures section of Part II, Item 7 for further explanation of this measure.

(5)	The decline in 2009 and 2008 was due to lower market interest rates earned on our investment portfolio, which affected our short-term investments and cash and cash equivalents; agency bonds that were called during 2009, the proceeds of which we reinvested at a lower interest rate than was previously available in prior years; the reduction or discontinuation of dividend payments by some of our equity securities that previously had paid regular dividends; and the changes in the value of certain investments in limited liability partnerships.

(6)	Realized investment gains and losses are fundamental to our results of operations over the long term, and the occurrence and timing of realized gains and losses may cause our earnings to fluctuate substantially. GAAP requires us to recognize gains and losses from certain changes in fair values of securities without the actual sale of those securities. The realized investment losses in 2009 and 2008 were primarily due to pre-tax other-than-temporary investment (“OTTI”) charges incurred on our fixed maturity securities and equity securities. We recorded OTTI charges of $18.3 million in 2009 and $9.9 million in 2008. The OTTI charges that occurred in 2009 and 2008 represent 0.8 percent and 0.5 percent of our investment portfolio, respectively.

(7)	Loss and loss settlement expenses include reserve changes that may occur for both the property and casualty segment and the life insurance segment. The fluctuations in this line are primarily caused by the property and casualty segment.

(8)	Two factors caused most of the fluctuation in other underwriting expenses: the level of deferrable underwriting expenses, which correlates to our level of written premiums, and changes in the expense for our employee benefit plans.

(9)	Our net losses in 2009 and 2008 were due to lower revenues from premiums earned, a decrease in net investment income, realized losses, higher expenses from losses, and other underwriting expenses. Our lower level of income in 2005 was primarily due to the level of losses experienced due to Hurricane Katrina. For further discussion of net income (loss) refer to our “Results of Operations” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(10)	Our basic earnings (loss) per common share is calculated by dividing our net income (loss) by weighted average common shares outstanding at the end of the period.

United Fire & Casualty Company Form 10-K   |   2009

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operating, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Among the factors that could cause our actual outcomes and results to differ are:
•	The adequacy of our loss and loss settlement reserves established for Hurricane Katrina, which are based on management estimates.

•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.

•	The frequency and severity of claims, including those related to catastrophe losses, and the impact those claims have on our loss reserve adequacy.

•	Developments in the domestic and global financial markets that could affect our investment portfolio and financing plans.

•	The valuation of invested assets.

•	The calculation and recovery of deferred policy acquisition costs (“DAC”).

•	The valuation of pension and other postretirement benefit obligations.

•	The absolute and relative performance of our products or services.

•	Our relationship with our agents.

•	Our relationship with our reinsurers.

•	The financial strength rating of our reinsurers.

•	The increased costs and risk associated with the security of our data.

•	Changes in industry trends and significant industry developments.

•	Additional government and NASDAQ policies or regulations relating to corporate governance, and the cost to comply.
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

United Fire & Casualty Company Form 10-K   |   2009
INTRODUCTION
The purpose of Management’s Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management’s Discussion and Analysis should be read in conjunction with Part II, Item 6, “Selected Financial Data” and Part II, Item 8, “Financial Statements and Supplementary Data.”
We begin Management’s Discussion and Analysis with an overview of our company and our financial highlights and then follow with detailed discussions on our results of operations; investments; liquidity; capital resources; enterprise risk management; and critical accounting estimates. When we provide information on a statutory basis, we label it as such; otherwise all other data is presented in accordance with GAAP.
OVERVIEW
We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty business is generated in Texas, Iowa, Louisiana, Missouri and Colorado. Approximately three-fourths of our life insurance business is generated in Iowa, Nebraska, Minnesota, Wisconsin, and Illinois.
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
Our premium written is cyclical in nature and is influenced by many factors, including price competition, economic conditions, interest rates, weather-related events and other catastrophes including natural disasters (e.g., hurricanes and tornados) and man-made disasters, state regulations, court decisions and changes in the law.
Over the past three years, our commercial lines of business have accounted for over 90.0 percent of premium revenue. We anticipate that our current composition of commercial lines and personal lines business will not change materially during the coming year.

United Fire & Casualty Company Form 10-K   |   2009
FINANCIAL HIGHLIGHTS
Consolidated Results of Operations

				% Change
(In Thousands)				2009	2008
Years ended December 31	2009	2008	2007	vs. 2008	vs. 2007
Revenues
Net premiums earned	$478,498	$503,375	$505,763	-4.9%	-0.5%
Investment income, net	106,075	107,577	122,439	-1.4	-12.1
Realized investment gains (losses)	(13,179)	(10,383)	9,670	-26.9	-207.4
Other income	799	880	654	-9.2	34.6

Total Revenues	$572,193	$601,449	$638,526	-4.9%	-5.8%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$382,494	$406,640	$260,714	-5.9%	56.0%
Increase in liability for future policy benefits	23,897	23,156	15,666	3.2	47.8
Amortization of deferred policy acquisition costs	114,893	129,158	136,805	-11.0	-5.6
Other underwriting expenses	39,298	28,252	22,918	39.1	23.3
Disaster charges and other related expenses, net of recoveries	(1,335)	7,202	—	-118.5	N/A
Interest on policy holders’ accounts	41,652	40,177	43,089	3.7	-6.8

Total Benefits, Losses and Expenses	$600,899	$634,585	$479,192	-5.3%	32.4%

Income (loss) before income taxes	(28,706)	(33,136)	159,334	13.4	-120.8
Federal income tax expense (benefit)	(18,265)	(20,072)	47,942	9.0	-141.9

Net Income (Loss)	$(10,441)	$(13,064)	$111,392	20.1%	-111.7%

Basic earnings (loss) per share	$(0.39)	$(0.48)	$4.04	18.8%	-111.9%
Diluted earnings (loss) per share	$(0.39)	$(0.48)	$4.03	18.8	-111.9
The following is a summary of our financial performance over the last three years and the factors that have affected our performance.
Consolidated Results of Operations
•	Net income declined from $111.4 million in 2007 to net losses of $13.1 million in 2008 and $10.4 million in 2009, as a result of (i) year over year reductions in net premiums earned due to continued competition and the weak economy and (ii) an increase in loss and loss settlement expenses that stemmed from an increase in our case reserves on prior year losses, which was partially due to an increase in late reported claims and an increase in IBNR reserves.
•	Our premium writings decreased 5.9 percent for 2009, due to continued competition and the weak economy, which has led to a decline in both the residential housing market (especially in our western states) and in government-funded projects. This reduced the volume of business of the commercial and residential contractors that we insure and bond. Also contributing to the reduction in net premiums written was the nonrenewal of accounts that no longer meet our underwriting or pricing guidelines. As pricing in the industry continues to decrease, we avoid accounts that have become too underpriced for the risk.
•	Annuity deposits increased to $176.2 million for 2009, from $161.1 million and $161.5 in 2008 and 2007, respectively. Annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, they do generate investment income.

United Fire & Casualty Company Form 10-K   |   2009
•	During 2009, our other liability line had a significant increase in IBNR reserves, due to trends toward larger jury awards in this line and continuing construction defect claims and loss expenses.
•	Though the insurance industry experienced low levels of catastrophe losses in 2009 compared with 2008, we had an average historical level of catastrophe loss activity. Our catastrophes losses in 2009 totaled $22.4 million compared to $76.1 million in 2008. Hurricane activity was nearly nonexistent, but we had an active season of Midwestern storms. Catastrophe losses, without Hurricane Katrina, contributed 5.1 percent to our 2009 combined ratio, which is in-line with our historic annual average. In 2007, we experienced lower than average catastrophe losses, which totaled $14.1 million.
•	Adverse development from Hurricane Katrina resulted in losses of $38.0 million in 2009 compared to $26.6 million (including a $10.8 million judgment, net of reinsurance) for 2008 and $6.3 million for 2007. We appealed this judgment in 2008, which we lost in 2009.
•	Our combined ratio was 115.2 percent for 2009, indicating an underwriting loss, compared to 113.9 percent and 81.3 percent for 2008 and 2007, respectively. In 2009, we incurred additional loss and loss settlement expenses related to Hurricane Katrina claims litigation, while our premium writings were affected by the struggling economy and the competitiveness of the market. An increase of 1.9 percentage points in our expense ratio contributed to our combined ratio, as we were not able to defer underwriting expenses (primarily agent commissions and employee salaries) at the same level in 2009 as we were able to in 2008 due to lower net premiums written.
Consolidated Financial Condition
•	Our annuity sales and a reduction in withdrawals contributed to a net cash inflow related to our annuity business of $96.0 million in 2009 compared to net cash outflows of $73.0 million and $92.8 million in 2008 and 2007, respectively. The reduction in annuity withdrawals is indicative of the change in economic conditions and the inclination of consumers to choose products with less risk and guaranteed returns.
•	For 2009, we repurchased 92,721 shares of our common stock at an average cost of $16.61. As of December 31, 2009, 516,154 shares of common stock remained authorized for repurchase under our share repurchase program, which expires in August 2011.
•	The carrying value of our investment portfolio fluctuated due to the volatility in the financial markets, ending 2009 with net unrealized gains, after tax, of $82.5 million compared to $25.5 million and $85.6 million for the years ended 2008 and 2007, respectively.
•	Our financial strength continued, as our stockholders’ equity increased in 2009 to $672.7 million from $641.7 million in 2008. Our equity in 2007 was $751.5 million, which was primarily the result of record earnings in that year.
•	Despite our results in 2009, our book value per share increased by $1.25 to $25.35 from $24.10 in 2008. Book value per share in 2007 was $27.63. The change in 2009 is attributable to an increase in our net unrealized gains, after tax, which reflects the rising market values of our equity security holdings and an increase in the fair value of our fixed maturity securities as interest rates decreased.

United Fire & Casualty Company Form 10-K   |   2009
Commentary on the Economy
The weak economy has significantly affected our business in 2009 and 2008 as follows:
•	Premium writings decreased in both the residential housing market in our western states and in government-funded projects, which reduced the volume of business of the commercial and residential contractors that we insure and bond.
•	Our policy retention rate in both the personal and commercial lines of business was approximately 80.0 percent in 2009, which was a slight decrease from 2008, as our underwriters continue to focus on writing good business at an adequate price, preferring quality to volume. Despite continued competition, particularly on medium and large commercial accounts, we have been able to renew a select number of accounts at a higher rate/premium level in 2009 compared to 2008.
•	The insurance marketplace remained competitive in our commercial lines of business in 2009. We experienced a modest decrease (less than 1 percent) in commercial lines premium level in the fourth quarter of 2009, reflecting a continuation of a trend of gradual decreases in premium level for some lines of business dating back to 2004. On personal lines business, we averaged low- to mid-single-digit percentage increases in premium level for our homeowner and personal automobile lines of business in 2009.
•	Unprecedented volatility in the financial markets caused our portfolio values to fluctuate with 2009 experiencing an improvement over 2008.
•	Investment income has been impacted by lower market interest rates, a decline in the value of our other long-term investments, and the reduction or discontinuation of dividend payments by some of our equity securities that previously had paid regular dividends.
•	Other-than-temporary impairment (“OTTI”) charges totaled $18.3 million for 2009 compared to $9.9 million and $.1 million in 2008 and 2007, respectively.
It is widely believed that the economic downtown we faced in recent years appears to be over, however the economic indicators illustrate that the recovery will be a long, slow process. We are encouraged that as the economy improves, the market may be more conducive to better premium rate levels as well as more opportunities to write good business, but may or may not affect the trend in claims, specifically in our other liability line of business. As the economy recovers, it is also possible that interest rates may increase, which will increase net investment income, but could result in lower values of our fixed maturity securities. A combination of these trends may affect our net income going forward, but we cannot predict the timing or related impact, if any.

United Fire & Casualty Company Form 10-K   |   2009
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
Property and Casualty Insurance Segment

Property & Casualty Segment Results of Operations				% Change
(In Thousands)				2009	2008
Years ended December 31	2009	2008	2007	vs. 2008	vs. 2007
Net premiums written (1)	$424,827	$459,571	$470,402	-7.6%	-2.3%

Net premiums earned	$435,677	$465,581	$473,134	-6.4	-1.6
Loss and loss settlement expenses	365,721	393,349	245,845	-7.0	60.0
Amortization of deferred policy acquisition costs	105,606	117,590	123,420	-10.2	-4.7
Other underwriting expenses	30,553	19,146	15,378	59.6	24.5

Underwriting income (loss)	$(66,203)	$(64,504)	$88,491	-2.6%	-172.9%

Investment income, net	31,542	33,452	43,363	-5.7%	-22.9%
Realized investment gains (losses)	(6,815)	1,879	7,099	-462.7	-73.5
Other income (loss)	194	(55)	59	N/A	N/A
Disaster charges and other related expenses, net of recoveries	(1,335)	7,202	—	-118.5	N/A

Income (loss) before income taxes	$(39,947)	$(36,430)	$139,012	-9.7%	-126.2%

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

				Increase
				(Decrease) in Ratios
				2009	2008
Years ended December 31	2009	2008	2007	vs. 2008	vs. 2007
GAAP combined ratio:
Net loss ratio (without catastrophes and Hurricane Katrina development)	70.1%	65.9%	49.0%	6.4%	34.5%
Hurricane Katrina litigation — effect on net loss ratio	8.7	2.3	1.3	278.3	76.9
Other catastrophes — effect on net loss ratio	5.1	16.3	1.7	-68.7	858.8

Net loss ratio	83.9%	84.5%	52.0%	-0.7%	62.5%

Expense ratio (1)	31.3	29.4	29.3	6.5	0.3

Combined ratio (2)	115.2%	113.9%	81.3%	1.1%	40.1%

Statutory combined ratio:
Net loss ratio (without catastrophes and Hurricane Katrina development)	70.1%	66.0%	49.4%	6.2%	33.6%
Hurricane Katrina litigation — effect on net loss ratio	8.7	2.3	1.3	278.3	76.9
Other catastrophes — effect on net loss ratio	5.1	16.3	1.7	-68.7	858.8

Net loss ratio	83.9%	84.6%	52.4%	-0.8%	61.5%

Expense ratio (1)	30.3	28.8	29.7	5.2	-3.0

Combined ratio (2)	114.2%	113.4%	82.1%	0.7%	38.1%

Industry statutory combined ratio: (3)
Net loss ratio	59.9%	65.2%	55.8%	-8.1%	16.8%
Expense ratio (1)	40.7	39.9	39.7	2.0	0.5

Combined ratio (2)	100.6%	105.1%	95.5%	-4.3%	10.1%

Combined ratio (without catastrophes) (2)	97.4%	100.0%	94.0%	-2.6%	6.4%

(1)	Includes policyholder dividends.

(2)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

(3)	A.M. Best Company estimate.

United Fire & Casualty Company Form 10-K   |   2009
Our property and casualty insurance segment reported a pre-tax loss of $39.9 million and $36.4 million in 2009 and 2008, respectively, compared to pre-tax income of $139.0 million in 2007. The deterioration in our 2009 results, compared to 2008, was due in part to a decline in our net premiums written, which directly affects net premiums earned. Our premium writings have been affected by continued competition and the weak economy, which has led to a decline both in the residential housing market in our western states and in government-funded projects. This reduced the volume of business of the commercial and residential contractors that we insure and bond. Additionally, we incurred OTTI charges of $9.8 million, $38.0 million in adverse development from Hurricane Katrina and an increase in IBNR reserves in 2009, all of which impacted our pre-tax earnings.
The deterioration in our 2008 results, as compared to 2007 was due to the significant number of catastrophe losses we experienced in 2008. The financial impact from these catastrophes was largely realized on our commercial property line of business. Also contributing to the decline was an increase in the severity of non-catastrophe losses and the impact of competitive market conditions on pricing.
Premiums
The following table shows our premiums written and earned for 2009, 2008 and 2007.

				% Change
(In Thousands)				2009	2008
Years ended December 31	2009	2008	2007	vs. 2008	vs. 2007
Direct premiums written	$454,046	$484,038	$494,541	-6.2%	-2.1%
Assumed premiums written	7,820	12,660	16,907	-38.2%	-25.1%
Ceded premiums written	(37,039)	(37,127)	(41,046)	-0.2%	-9.5%

Net premiums written (1)	424,827	459,571	470,402	-7.6%	-2.3%
Net premiums earned	435,677	465,581	473,134	-6.4%	-1.6%

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
Net Premiums Written
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
Direct Premiums Written
Direct premiums written decreased in 2009 due to continued competition and the weak economy, as explained in the previous section. Also contributing to the reduction in direct premiums written in 2009, was the nonrenewal of accounts that no longer meet our underwriting or pricing guidelines. As pricing in the industry continues to decrease, we avoid accounts that have become too underpriced for the risk.
The insurance marketplace remained competitive in our commercial lines of business in 2009. We experienced a less than 1.0 percent decrease in our commercial lines premium level in the fourth quarter of 2009, reflecting a continuation of a trend of gradual decreases in premium level for some lines of business dating back to the third quarter of 2004. In our personal lines business, we averaged low- to mid-single-digit percentage increases in premium level for our homeowner and personal auto lines of business in late 2009.

United Fire & Casualty Company Form 10-K   |   2009
Our policy retention rate in both the personal and commercial lines of business was approximately 80.0 percent in 2009, which was a slight decrease from 2008, as our underwriters continue to focus on writing good business at an adequate price, preferring quality to volume. Despite continued competition, particularly on medium and large commercial accounts, we were able to renew a select number of accounts at a higher rate/premium level in 2009 as compared to 2008.
In 2008, we continued to experience the effects of soft market conditions within the insurance industry. These conditions led to downward pressure on premium rates, particularly for mid-size to large commercial accounts. At the same time, we experienced an unexpected increase in loss severity during 2008 compared to prior years, while frequency of reported losses remained relatively stable between years, particularly in accounts under $100,000.
Assumed Premiums Written
We experienced a decrease in assumed premiums written in 2009, as we terminated one of our assumed reinsurance contracts and lowered participation on another contract. In 2008, the decrease in assumed premiums written was due to the lower level of active assumed contracts we had as compared to prior years. Also contributing to the decline in premiums written for 2009, 2008 and 2007 was some of our assumed business that had been in run-off since late 2006, which concluded in early 2009. In 2010, we entered into three new assumed contracts, which we anticipate will increase our assumed premiums written.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. Pricing of ceded reinsurance did not increase materially in 2009, 2008 or 2007. The reduction in ceded premiums written in 2009, 2008 and 2007 was due to the lower level of direct premiums written in each of those years as well as our reduced exposure in Southern Louisiana, which also had an effect on the premiums we pay for our property catastrophe reinsurance treaty.
Catastrophe Losses
Catastrophes losses are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that may be a material factor in our results of operations and consolidated financial position. Additionally, since the level of insured losses that may occur in any one year cannot be accurately predicted, these losses contribute to fluctuations in our year-to-year results of operations and consolidated financial position. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. We have endeavored to control our direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved.
Hurricane Katrina
Hurricane Katrina made landfall in New Orleans, Louisiana, on August 29, 2005, causing an estimated $80 billion in damages. Over 95.0 percent of our policyholders in the New Orleans area suffered damage from Hurricane Katrina, with over 11,000 claims reported; we have concluded 96.7 percent of those claims. Our loss and loss settlement expenses inception to date (net of reinsurance) attributable to Hurricane Katrina totaled $288.9 million as of December 31, 2009, of which $38.0 million was incurred in 2009. The loss and loss settlement expenses incurred in 2009 includes an IBNR reserve increase for Hurricane Katrina claims litigation of $16.2 million, primarily due to the continuing unfavorable legal environment related to Hurricane Katrina in Louisiana. In 2009, we continued to settle unresolved litigation related to Hurricane Katrina, concluding approximately 50 percent of the claims that were in litigation as of December 31, 2008. Our 2009 combined ratio was impacted 8.7 percent by Hurricane Katrina loss development.

United Fire & Casualty Company Form 10-K   |   2009
In 2008 and 2007, adverse development from Hurricane Katrina resulted in losses of $26.6 million (including a $10.8 million judgment, net of reinsurance, that was under appeal in 2008, which we lost on appeal in 2009) and $6.3 million, respectively.
Since the occurrence of Hurricane Katrina in 2005, we have focused on reducing our risk exposure in Southern Louisiana by decreasing the number of insured properties, raising rates and purchasing additional reinsurance coverage. As of December 31, 2009, our current exposure level in Southern Louisiana is satisfactory, however, we will continue to monitor the situation closely and make additional adjustments as needed.
In January 2010, we ceased renewing policies or writing new business in the state of Louisiana through Lafayette Insurance Company. As a result, policyholders will be unable to litigate most issues in the Louisiana state court system, where we have experienced results that are inconsistent and unpredictable. We will continue to provide personal and commercial insurance coverage in Louisiana under United Fire & Casualty Company and our subsidiary, United Fire & Indemnity Company. Policyholders under these policies will be required to litigate in Federal courts, instead of Louisiana courts. All current Lafayette Insurance Company policyholders in Louisiana will be offered the opportunity to renew their policy in 2010 under United Fire & Indemnity Company, unless the policyholder has not paid their premium or the policy is being nonrenewed for a specific underwriting reason, such as failure to comply with loss control recommendations.
Other Catastrophes
In 2009, our pre-tax catastrophe losses without adverse development from Hurricane Katrina were $22.4 million. In comparison our 2008 and 2007 pre-tax catastrophe losses were $76.1 million and $14.1 million, respectively. In 2008 and 2007, the portion of these losses attributable to adverse development from Hurricane Katrina was $15.8 million (which excludes the $10.8 million judgment, net of reinsurance) for 2008 and $6.3 million, respectively. Our 2009 losses were the result of 26 new catastrophes, with our largest single loss coming from a Midwest storm that caused wind and hail damage and resulted in pre-tax losses totaling $3.6 million. In 2008, we experienced our second highest year for catastrophe losses in the past decade, with losses from 34 new catastrophe events. Our largest losses during 2008 were related to Hurricane Ike ($20.2 million) and Hurricane Gustav ($15.8 million).
Catastrophe Reinsurance
Our 2009 core and catastrophe reinsurance programs remained relatively unchanged from our 2008 programs. Neither terms and conditions nor pricing were materially different. In 2009, we did not utilize our property catastrophe excess of loss treaty. In 2008, we exceeded our catastrophe retention of $20.0 million with Hurricane Ike, and recorded $2.4 million in ceded losses recoverable from that catastrophe.
Our planned reduction in Southern Louisiana that began after Hurricane Katrina has reduced our estimated 100-year maximum probable loss by over 58.0 percent as of December 31, 2009. To maintain profitability of our remaining Southern Louisiana business, we have employed portfolio optimizing techniques (i.e., proximity to the coast, type of construction, the reduction of geographic risk concentration and higher deductibles) to reduce the impact of any one future catastrophe. As an example of the effectiveness of our risk-reduction efforts, we estimate that we incurred $12.8 million less in losses related to Hurricane Gustav in 2008 than we would have if we had not undertaken these measures.
In evaluating our catastrophe reinsurance coverage for 2005, we utilized two industry accepted models to estimate our exposure, and then purchased catastrophe reinsurance coverage that exceeded the estimated level. Hurricane Katrina resulted in a level of damage that the models, the industry, and we could not foresee. Consequently, we did not give consideration for such an event, which resulted in a level of reinsurance coverage that did not adequately protect us from the devastation of Hurricane Katrina. In addition to strengthening our underwriting guidelines and reducing our exposure in Southern Louisiana after Hurricane Katrina, we also evaluated and modified our catastrophe reinsurance coverage to lessen the impact of future catastrophes by increasing our property catastrophe reinsurance limits from $125.0 million in 2005 to $200.0 million beginning in 2007.

United Fire & Casualty Company Form 10-K   |   2009
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. All reinsurers must meet the following minimum criteria: capital and surplus of at least $250.0 million and an A.M. Best rating of at least A- or an S&P rating of at least A-. If a reinsurer is rated by both rating agencies, then both ratings must be at least an A-. The table below represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2009.

Name of Reinsurer	AM Best	S&P Rating
Arch Re	A	A
FM Global	A+	—
Hannover Re (1) (2)	A	AA-
Lloyds Syndicates	A	A+
Odyssey Re (2)	A	A-
Paris Re (2)	A-	A+
Partner Re (1) (2)	A+	AA-
Platinum Re (1)	A	A
QBE Insurance Ltd (1)	A	A+
R&V Versicherung AG (2)	N/A	A+
Renaissance	A+	AA-
Tokio Millennium	A+	AA

(1)	Primary insurers participating on the property and casualty excess of loss programs.

(2)	Primary insurers participating on the surety excess of loss program.
For 2010, the pricing for our core reinsurance program, which excludes our property catastrophe treaty, decreased 6.6 percent due to market conditions and a small reduction in coastal exposure in Southern Louisiana. Some of the key changes to our 2010 core program include: incorporating the umbrella coverage into our casualty excess of loss treaty, which prior to 2010 was a separate treaty; increasing the property excess of loss treaty to $15.0 million from $12.0 million; increasing our casualty per occurrence limit from $20.0 million to $40.0 million; expanding some of our aggregate limits; and renewing the $2.0 million stated retention limit on our casualty and property excess of loss treaties.
Refer to Part II, Item 8, Note 5, “Reinsurance” for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law on December 27, 2007. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100.0 trillion aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2009 and remains the same for 2010. Our TRIPRA deductible was $64.8 million for 2009 and our TRIPRA deductible will be $60.2 million for 2010. Our core and catastrophe reinsurance treaties provide limited coverage for terrorism exposure excluding nuclear, biological and chemical related claims.

United Fire & Casualty Company Form 10-K   |   2009
Non-Catastrophe Losses and Reserve Development
Workers’ compensation and other liability are considered to be long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly. Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our property and casualty segment’s loss and loss settlement expenses and reserves.
2009 Results
In 2009, we increased our case reserves on prior year losses partially due to an increase in late reported claims. In addition, we have focused on establishing reserves for reported claims more quickly. In the fourth quarter 2009, we increased IBNR reserves for claims that occurred in prior years. Our other liability line had a significant increase in IBNR reserves, due to trends toward larger jury awards in this line and continuing construction defect claims and loss expenses. Overall, claims frequency decreased, which is a trend we have seen for several quarters. Claims severity has flattened for a majority of lines, with a slight increase in certain liability lines, specifically automobile and other liability as compared to 2008.
Overall, we experienced a net deficiency in our prior year reserves of $26.2 million for 2009. The primary components of this deficiency was the deterioration in our other liability lines of business, which resulted in a deficiency in these lines of $21.8 million, and adverse development from Hurricane Katrina claims and litigation totaling $38.0 million, which resulted in a deficiency in the fire and allied lines of business of $16.9 million.
2008 Results
Late in 2008, we began a corporate-wide audit of our reported large claim losses to analyze the increase in severity that we experienced in 2008. While we were satisfied with the results of the audit, our review resulted in the modification of certain underwriting guidelines. Examples of such modifications include an increase in the number of commercial accounts serviced by our loss control unit, the development of a new safety class for insureds, a decline in certain classes of commercial business that are no longer profitable and the introduction of some pricing increases.
We also increased our case reserves on prior year losses, which resulted in a net deficiency of $.5 million for 2008. The primary cause of our net deficiency in 2008 was the $26.6 million in adverse development for Hurricane Katrina. The Hurricane Katrina-related losses contributed to a deficiency in the fire and allied lines of business of $12.2 million.
Also contributing to our net deficiency in prior year reserves was an increase in general liability losses, which includes both other and products liability lines. Claims for construction defect losses are included in the products liability line of business. Incurred losses from construction defect claims for prior years were $7.7 million in 2008. These losses contributed to a deficiency in the other liability and products liability lines of business totaling $5.8 million.
Other changes in loss development included prior year reserve redundancies in the following lines of business: commercial auto liability ($3.2 million), workers’ compensation ($7.2 million) and assumed reinsurance ($5.2 million).

United Fire & Casualty Company Form 10-K   |   2009
2007 Results
In 2007, we incurred losses and loss settlement expenses of $245.8 million, of which $291.0 million were from claims that occurred in 2007. We had favorable development from prior years’ claims of $45.2 million. The redundancy was realized in each of our lines of business, with the exception of homeowners, which was attributable to adverse development from Hurricane Katrina.
Reserve Development
The following table illustrates the primary components of the net redundancy (deficiency) we experienced in our reserves for 2009, 2008 and 2007.

(In Thousands)
Years ended December 31	2009	2008	2007
Savings from:
Salvage and subrogation	$5,968	$7,099	$11,637
Estimated alternative dispute resolution	12,957	7,352	8,847
Workers’ compensation medical bill review	3,516	3,477	4,113
Other	(10,680)	8,152	29,322

Net redundancy excluding Hurricane Katrina	11,761	26,080	53,919
Adverse development from Hurricane Katrina	(37,976)	(26,628)	(8,718)

Net redundancy (deficiency)	$(26,215)	$(548)	$45,201

Salvage is the sale of damaged goods, for which the insured has been indemnified and for which the insured has transferred title to the insurance company. Salvage reduces the cost incurred for property losses. Subrogation also reduces the costs incurred for a loss by seeking payment from other parties involved in the loss and/or from the other parties’ insurance company. Alternative dispute resolution facilitates settlements and reduces defense and legal costs through processes such as mediation and arbitration. Workers’ compensation medical bill review is a system designed to detect duplicate billings, unrelated and unauthorized charges and coding discrepancies. It also ensures that we are billed for medical services according to the fee schedule designated by each state in which we have claims.
Our “other” redundancy (deficiency)  is attributable to both the payment of claims in amounts other than the amounts reserved and changes in reserves due to additional information on individual claims that we received after the reserves for those claims had been established. The additional information we consider is unique to each claim. Such information may include facts that reveal we have no coverage obligation for a particular claim, changes in applicable laws that reduce or increase our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable or unfavorable court rulings that changes our liability for a particular claim. Also, additional information relating to severity is unique to each claim. For example, we may learn during the course of a claim that bodily injuries may be less or more severe than originally believed or that damage to a structure is merely cosmetic instead of structural.

United Fire & Casualty Company Form 10-K   |   2009
Net Loss Ratios by Line
The following table depicts our net loss ratio for 2009, 2008 and 2007.

Years ended December 31	2009			2008			2007
		Net Losses			Net Losses			Net Losses
		and Loss			and Loss			and Loss
	Net	Settlement		Net	Settlement		Net	Settlement	Net
	Premiums	Expenses	Net Loss	Premiums	Expenses	Net Loss	Premiums	Expenses	Loss
(In Thousands)	Earned	Incurred	Ratio	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines:
Other liability	$119,587	$119,200	99.7%	$134,429	$93,000	69.2%	$136,704	$55,354	40.5%
Fire and allied lines	102,265	100,436	98.2	109,217	134,060	122.7	117,494	65,773	56.0
Automobile	97,948	75,123	76.7	101,229	72,384	71.5	99,004	63,509	64.1
Workers’ compensation	51,992	41,283	79.4	52,792	41,434	78.5	48,359	32,408	67.0
Fidelity and surety	21,354	1,838	8.6	22,244	4,105	18.5	21,848	2,121	9.7
Miscellaneous	854	214	25.1	858	438	51.0	851	413	48.5

Total commercial lines	$394,000	$338,094	85.8%	$420,769	$345,421	82.1%	$424,260	$219,578	51.8%

Personal lines:
Fire and allied lines	$22,317	$12,254	54.9%	$21,353	$34,195	160.1%	$21,117	$12,434	58.9%
Automobile	13,053	10,725	82.2	12,603	11,701	92.8	13,764	8,561	62.2
Miscellaneous	365	662	181.4	326	472	N/A	311	353	N/A

Total personal lines	$35,735	$23,641	66.2%	$34,282	$46,368	135.3%	$35,192	$21,348	60.7%

Reinsurance assumed	$5,942	$3,986	67.1%	$10,530	$1,560	14.8%	$13,682	$4,919	36.0%

Total	$435,677	$365,721	83.9%	$465,581	$393,349	84.5%	$473,134	$245,845	52.0%

United Fire & Casualty Company Form 10-K   |   2009
Commercial Lines
The net loss ratio in our commercial lines of business was 85.8 percent in 2009, 82.1 percent in 2008 and 51.8 percent in 2007. Several factors contributed to the deterioration of our loss ratio in 2009 and 2008.
Our other liability losses and loss settlement expenses incurred increased to $119.2 million in 2009, compared to $93.0 million in 2008 and $55.4 million in 2007. In 2009, the deterioration was attributable to an increase in IBNR reserves and a slight increase in severity from trends such as larger jury awards and continuing construction defect claims and loss settlement expenses. Incurred losses from construction defect claims totaled $6.0 million in 2009 as compared to $11.0 million and $5.4 million in 2008 and 2007, respectively.
Our profitability in the commercial lines of business has been impacted by competition, in each of the three years. In 2009 we experienced a modest decrease in premium level, reflecting the continuation of a trend of gradual decreases in premium level for some lines of business dating back to the third quarter of 2004.
An additional factor in the deterioration of our 2008 loss ratio was the significant impact catastrophe losses had on the commercial lines of business. The pre-tax impact totaled $54.5 million, which was an increase of $41.8 million over 2007 catastrophes. In 2008, we experienced our second highest year for catastrophe losses in the past decade. A portion of these losses was attributable to a $10.8 million judgment, net of reinsurance, for Hurricane Katrina litigation that was under appeal in 2008, which we lost on appeal in 2009.
Commercial Fire and Allied Lines
Commercial fire and allied lines include fire, allied lines, commercial multiple peril and inland marine. The insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio for our commercial fire and allied lines was 98.2 percent in 2009, 122.7 percent in 2008 and 56.0 percent in 2007. The improvement in these lines for 2009 as compared to 2008 was primarily due to a decrease in loss and loss settlement expenses in this line due to lower catastrophe losses and a leveling off of severity. Without considering catastrophe losses, frequency has not changed significantly over the past three years.
The deterioration in 2008 was primarily driven by catastrophe losses, which increased by nearly $50.6 million in 2008 over 2007. Net losses from Hurricanes Gustav and Ike contributed $3.6 million and $19.0 million, respectively, to the commercial lines property losses in 2008. We also had an increase in commercial fire losses, with incurred losses from these claims increasing from $20.3 million in 2007 to $27.3 million in 2008. The number of claims reported decreased slightly, but the severity of commercial fire losses increased.
We continue to take measures to address our increase in incurred losses in the commercial fire and allied lines of business by implementing a number of underwriting initiatives that we anticipate will improve our loss experience. Our 2009 underwriting initiatives included:
•	Continued expansion of the loss control function in our Gulf Coast and Denver regions. Our service account program, which provides at least annual loss control visits, was implemented for larger and/or more complex accounts.
•	Continued expansion of the use of pre-surveys prior to quoting larger new business accounts.
•	Change in our underwriting guidelines to address issues noted in large loss audits.
•	Reducing our risk exposure in Southern Louisiana by decreasing the number of insured properties and increasing our premium rates.
•	Implementation of CATography Underwriter, a new property underwriting tool that integrates hazard data for many perils, catastrophe modeling, interactive color-coded exposure mapping, and aerial photography into an intuitive dashboard screen, providing a complete overview of the risk landscape at a geocode or street address level.

United Fire & Casualty Company Form 10-K   |   2009
Premiums earned in these lines have decreased from $117.5 million in 2007 to $109.2 million in 2008 to $102.3 million in 2009. Our premium writings have been affected by continued competition and the weak economy, which has led to a decline in both the residential housing market in our western states and in government-funded projects. This reduced the volume of business of the commercial and residential contractors that we insure. Also contributing to the reduction in direct premiums written is the nonrenewal of accounts that no longer meet our underwriting or pricing guidelines. As pricing in the industry continues to decrease, we avoid accounts that have become too underpriced for the risk.
In addition, since the occurrence of Hurricane Katrina in 2005, we have focused on reducing our risk exposure in Southern Louisiana by, among other things, decreasing the number of insured properties and raising rates, which has lead to a decline in premiums earned over the past three years.
Other Liability
Other liability is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold. We reported a net loss ratio in this line of 99.7 percent in 2009, 69.2 percent in 2008 and 40.5 percent in 2007.
The other liability line experienced a lower level of premiums earned in 2009, as compared to 2008, due to the effect competition and the weak economy had on residential and commercial construction. Our other liability losses and loss settlement expenses incurred increased to $119.2 million in 2009, compared to $93.0 million in 2008 and $55.4 million in 2007. For 2009, the deterioration was attributable to an increase in IBNR reserves and a slight increase in severity from trends such as larger jury awards and increases in construction defect claims and loss settlement expenses. Incurred losses from construction defect claims totaled $6.0 million in 2009 as compared to $11.0 million and $5.4 million in 2008 and 2007, respectively.
Construction Defect Losses
Losses from construction defect claims decreased in 2009 to $6.0 million compared to $11.0 million and $5.4 million in 2008 and 2007, respectively. At December 31, 2009, we established $15.2 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves, which consisted of 234 claims, compared with $16.0 million, excluding IBNR reserves, consisting of 243 claims, at December 31, 2008.
Construction defect claims generally relate to allegedly defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. The reporting of such claims can be quite delayed due to an extended statute of limitations, sometimes up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. Defense costs are also a part of the insured expenses covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims.
A majority of our exposure to construction defect claims has been in Colorado and surrounding states. We historically have insured small-to-medium sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we have implemented new policy exclusions limiting sub-contractor coverage on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. We have changed our underwriting guidelines to add a professional liability exclusion when a contractor prepares its own design work or blue prints. In 2009, we implemented the multi-family exclusion and tract home building limitation form in additional regions.
Other Liability Losses — Other Than Construction Defect
Within our other liability lines of business (other than construction defect), frequency increased slightly in 2009 as compared to 2008, with losses incurred on 4,936 claims in 2009 compared to 4,817 in 2008 and 4,523 in 2007. In 2009, our average direct losses incurred per other liability claim (other than construction defect) were $23,699 per claim compared to $28,727 per claim in 2008 and $16,444 per claim in 2007.

United Fire & Casualty Company Form 10-K   |   2009
Because of the long-tail nature of liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. In both 2009 and 2008, over 37.0 percent of our other liability losses incurred (other than construction defect) resulted from losses that occurred in prior years. For 2009, the prior years that were most significantly impacted were 1997 and 2004 through 2008. For 2008, the prior years that were most significantly impacted were 2001 and 2003 through 2007.
The deterioration in the net loss ratio in 2007 was primarily related to an increase in severity as compared to the prior year. We had several large liability losses in 2007, but did not detect a trend related to the cause or geographic locations of the losses.
In recent years, we began to use our loss control department more extensively in an attempt to return this line of business to a higher level of profitability. For example, our loss control department has representatives make multiple annual visits to businesses and jobsites to ensure safety, rather than just one. We are also nonrenewing accounts that no longer meet our underwriting or pricing guidelines. As pricing in the industry continues to decrease, we avoid accounts that have become too underpriced for the risk.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Generally, our company policy is to write standard automobile insurance. Our net loss ratio in commercial automobile was 76.7 percent in 2009, 71.5 percent in 2008 and 64.1 percent in 2007.
In 2009, our premium writings were affected by continued competition and the weak economy, which contributed to the $3.3 million decrease in premiums earned as compared to 2008. In 2009, we experienced a slight decrease in our policy counts, which resulted in a decrease in premiums earned, compared to 2008, when an increase in policy counts resulted in an increase in premiums earned. Losses and loss settlement expenses increased in each of the past three years, rising from $63.5 million in 2007 to $72.4 million in 2008 and $75.1 million in 2009. We attribute the increase in 2009 to a slight increase in claims severity, while the increase in 2008 was attributable to the growth of the number of policies that we had written.
Workers’ Compensation
Our net loss ratio in the workers’ compensation line of business was 79.4 percent in 2009, 78.5 percent in 2008 and 67.0 percent in 2007. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.
In 2009, both the nonrenewal of accounts that no longer meet our underwriting or pricing guidelines and avoiding accounts that have become too underpriced for the risk have contributed to the reduction in premiums earned in this line. In 2008 and 2007, we wrote more workers’ compensation business, as we worked to retain business with current policyholders that required workers’ compensation insurance coverage.
We believe that our underwriting expertise, loss control service and medical review programs will enable us to be profitable in the workers’ compensation line of business. The challenges faced by workers’ compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Despite these pricing issues, we continue to believe that we can improve profitability in the workers’ compensation line of business. Consequently, we have introduced predictive modeling analytics into our workers’ compensation underwriting process. In addition, we are going to increase our utilization of our loss control unit in the analysis of current risks, with the intent of increasing the quality of our workers’ compensation book of business.

United Fire & Casualty Company Form 10-K   |   2009
The deterioration in the loss and loss settlement expenses in 2009 and 2008 is reflective of the increased premium writings we undertook in recent years and the risk associated with this long-tail line. The improvement in results in 2007 was due to lower severity, a slight decrease in our frequency and improvements in our medical review programs.
Fidelity and Surety
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance and the value of any collateral to which we may have access. The net loss ratio in this line was 8.6 percent in 2009, 18.5 percent in 2008 and 9.7 percent in 2007.
Beginning in 2008, a downturn in general economic conditions decreased demand for our surety products, as construction activity declined. This contributed to flat growth in premiums earned in 2008 and the slight decline in 2009.
The improvement in our loss and loss settlement expense for 2009 was the result of a slight decrease in claims frequency and related loss settlement expenses. The increase in the loss ratio in 2008 was due to an increase in loss settlement expenses. Since 2007, there have been no new claims that exceeded our $1.5 million reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio was 66.2 percent in 2009, 135.3 percent in 2008 and 60.7 percent in 2007.
In late 2009, we averaged low- to mid-single-digit percentage increases in premium level for our homeowner and personal auto lines of business. In 2008 and 2007, premium pricing decreased only in our personal auto line of business. In 2009, policy counts for homeowners, automobile and umbrella increased, as compared to 2008 where policy counts decreased in fire and allied lines (including homeowners) and automobile. In 2008, the premium reduction we experienced in the homeowners lines of business due to loss of business was more than offset by the significant increases in premium pricing in hurricane-exposed regions.
The deterioration in 2008 was primarily the result of catastrophe losses totaling $21.6 million, compared to $1.4 million in 2007, as we experienced a significant level of catastrophe losses as compared to the prior year.
Assumed Reinsurance
Our assumed reinsurance line of business loss ratio was 67.1 percent in 2009, compared to 14.8 percent and 36.0 percent in 2008 and 2007, respectively. The deterioration in 2009 was due to losses on current contracts related to Hurricanes Gustav and Ike, as well as environmental and asbestos losses on runoff business.
In 2009, we terminated one of our assumed reinsurance contracts and lowered participation on another. In 2008, the decrease in assumed premiums earned was due to the lower level of active assumed contracts we had as compared to prior years. In 2010, we entered into three new assumed contracts, which we anticipate will increase our assumed premiums writings.

United Fire & Casualty Company Form 10-K   |   2009
In 2009, loss and loss settlement expenses were $4.0 million compared to $1.6 million in 2008; $.9 million of the 2009 losses were attributable to Hurricanes Gustav and Ike. The remaining losses incurred were primarily from business that was in runoff. The favorable loss experience in 2008 is attributable to a low level of catastrophe losses as well as favorable claims development on runoff business. In 2007, the improvement in losses and loss settlement expenses incurred resulted from a number of older runoff businesses where we were able to reduce reserves to zero. We continue to have exposure, primarily with respect to environmental and asbestos coverage related to the runoff of some business, as well as exposure to catastrophe losses for the small number of assumed reinsurance contracts that we have continued to underwrite.
Other Underwriting Expenses
Our underwriting expense ratios, which are a percentage of other underwriting expenses over premiums earned, were 31.3 percent, 29.4 percent and 29.3 percent for 2009, 2008 and 2007, respectively. In 2009 we were unable to defer underwriting expenses (primarily agent commissions and employee salaries) at the same level as we were able to in 2008, due to lower premium writings resulting from continued competition and the weak economy, thus leading to the increase in our expense ratio.
In 2008, our commission expense decreased due to lower profit-sharing commissions payable to our agents. This decrease was offset by an increase in the ratio of fixed underwriting expenses to premiums earned.
Life Insurance Segment

Life Insurance Segment Results of Operations				% Change
(In Thousands)				2009	2008
Years ended December 31	2009	2008	2007	vs. 2008	vs. 2007
Revenues
Net premiums written (1)	$42,600	$37,326	$31,447	14.1%	18.7%

Net premiums earned	$42,821	$37,794	$32,629	13.3%	15.8%
Investment income, net	74,533	74,125	79,076	0.6	-6.3
Realized investment gains (losses)	(6,364)	(12,262)	2,571	48.1	-576.9
Other income	605	935	595	-35.3	57.1

Total Revenues	$111,595	$100,592	$114,871	10.9%	-12.4%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$16,773	$13,291	$14,869	26.2%	-10.6%
Increase in liability for future policy benefits	23,897	23,156	15,666	3.2	47.8
Amortization of deferred policy acquisition costs	9,287	11,568	13,385	-19.7	-13.6
Other underwriting expenses	8,745	9,106	7,540	-4.0	20.8
Interest on policyholders’ accounts	41,652	40,177	43,089	3.7	-6.8

Total Benefits, Losses and Expenses	$100,354	$97,298	$94,549	3.1%	2.9%

Income Before Income Taxes	$11,241	$3,294	$20,322	241.3%	-83.8%

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
Our life insurance segment produced pre-tax income of $11.2 million in 2009, compared to $3.3 million in 2008 and $20.3 million in 2007. In both 2009 and 2008, our pre-tax income was lower due to realized investment losses we experienced from OTTI charges in our portfolio of fixed maturity and equity securities. In 2009, 2008 and 2007, OTTI charges recorded totaled $8.5 million, $8.9 million and $.1 million, respectively.
Net premiums earned increased in 2009 as compared to 2008 as well as in 2008 as compared to 2007. The increase in net premium earned in both 2009 and 2008 is attributable to increased sales of single premium whole life products and to our increased marketing efforts.

United Fire & Casualty Company Form 10-K   |   2009
Net investment income in both 2009 and 2008 was lower than in 2007, which is a reflection of lower market interest rates. Consolidated investment results are discussed in more detail later in this section under the caption “Investments.”
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (84.1 percent), traditional life products (9.9 percent), universal life products (5.2 percent), and other life products (0.8 percent) comprised our 2009 life insurance premium revenues, as determined on the basis of statutory accounting practices. We do not write variable annuities or variable insurance products.
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
Our annuity deposits increased 9.4 percent in 2009 compared to a decrease of 0.2 percent in 2008 and an increase of 11.1 percent in 2007. Annuity deposit levels increased from 2008 to 2009, primarily due to consumers choosing products with less risk and guaranteed returns.
In 2009, we experienced an increase in interest on policyholders’ accounts, which is reflective of the increase in annuity deposits and the lowest level of surrenders and withdrawals experienced since 2005. In both 2008 and 2007, interest on policyholders’ accounts decreased, as surrenders and withdrawals exceeded deposits, due to our annuitants seeking alternative options for their money.
The decrease in amortization of DAC in 2009 was due to modest changes in amortization schedules implemented for the universal life and deferred annuity lines, as compared to more significant changes in 2008. The 2008 changes were implemented because of lower than expected investment returns, reflecting large realized capital losses, as well as an adjustment in anticipated lapse rates, based upon recent experience. The impact of the changes each year resulted in a decrease of $3.1 million in DAC amortization charges in 2009 as compared to 2008. Offsetting this decrease was an increase in regular amortization charges in the traditional life line due to the growth of the business, increasing amortization charges by $.8 million in 2009 as compared to 2008.
Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our life segment’s deferred policy acquisition costs.
Federal Income Taxes
We reported a federal income tax benefit of $18.3 million and $20.1 million in 2009 and 2008, respectively, resulting from a taxable loss in our property and casualty insurance operations. Our effective federal income tax rate was 30.1 percent for 2007. Our effective federal tax rate varied from the generally applicable federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2009, we have a net operating loss (“NOL”) carryforward of $17.2 million, all of which is due to our purchase of American Indemnity Financial Corporation in 1999. Such net operating losses are currently available to offset future taxable income of our property and casualty companies. NOLs totaling $.8 million and $5.5 million expire in 2010 and 2011, respectively.
Due to our determination that we may not be able to fully realize the benefits of American Indemnity Financial Corporation’s NOLs, we have recorded a valuation allowance against the NOLs. At December 31, 2009, this valuation allowance totaled $5.6 million and remained unchanged from December 31, 2007. The valuation allowance was reduced by $.5 million in 2007 due to utilization of the NOLs. Based on a yearly review we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. In future years, decreases to the valuation allowance, if applicable, will continue to be recognized as a reduction to current federal income tax expense.

United Fire & Casualty Company Form 10-K   |   2009
INVESTMENTS
Investment Environment
During both 2009 and 2008, we saw extraordinary volatility and deterioration in the financial markets. This deterioration impacted our investment income results for 2009. It is widely believed that the economic downtown we faced in recent years appears to be over, however the economic indicators illustrate that the recovery will be a long, slow process. We will carefully watch the national and global economies and financial markets and monitor and modify our investment portfolio to reflect changes in market conditions in order to match our liabilities and maximize our investment return.
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
Investment Portfolio
Our invested assets at December 31, 2009 totaled $2.352 billion, compared to $2.095 billion at December 31, 2008. At December 31, 2009, fixed maturity securities comprised 92.3 percent of our investment portfolio, while equity securities accounted for 5.6 percent of the value of our portfolio. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
Composition
We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation and regulatory requirements. We manage our portfolio based on investment guidelines approved by management, which comply with applicable statutory regulations.

United Fire & Casualty Company Form 10-K   |   2009
The composition of our investment portfolio at December 31, 2009, is presented in the following table.

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent of		Percent of		Percent of
(In Thousands)		Total		Total		Total
Fixed maturities(1)	$766,274	83.6%	$1,401,722	97.5%	$2,167,996	92.3%
Equity securities	117,741	12.9	14,977	1.0	132,718	5.6
Trading securities	12,613	1.4	—	—	12,613	0.5
Mortgage loans	—	—	7,328	0.5	7,328	0.3
Policy loans	—	—	7,947	0.6	7,947	0.3
Other long-term investments	13,344	1.5	2,536	0.2	15,880	0.7
Short-term investments	5,083	0.6	2,276	0.2	7,359	0.3

Total	$915,055	100.0%	$1,436,786	100.0%	$2,351,841	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At December 31, 2009, $2,158.4 million, or 99.6 percent, of our fixed maturities were classified as available-for-sale, compared with $1,898.6 million, or 99.2 percent, at December 31, 2008. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.
Credit Quality
The following table is a breakdown of our fixed maturity securities for our available-for-sale, held-to-maturity and trading security portfolios, by credit rating, at December 31, 2009 and 2008, respectively. Information contained in the table is based upon issue credit ratings provided by Moody’s unless the rating is unavailable, and then it is obtained from Standard & Poor’s:

(In Thousands)	December 31, 2009		December 31, 2008
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$207,199	9.5%	$254,753	13.3%
AA	397,380	18.2	390,726	20.3
A	562,795	25.8	534,074	27.8
Baa/BBB	869,465	39.9	623,527	32.4
Other/Not Rated	143,770	6.6	118,721	6.2

	$2,180,609	100.0%	$1,921,801	100.0%

Our total carrying value of “AAA” rated fixed maturity securities decreased in 2009 as compared to 2008 because “AAA” agency bonds that we owned were called during 2009. Both our “AA” and “Baa/BBB” fixed maturity securities increased due to purchases in 2009, as we sought a higher yield in our fixed maturity portfolio. Downgrades in corporate bonds and other securities during 2009 also shifted the composition of our investment portfolio, increasing our “A” and “Other/Not Rated” fixed maturity securities and contributing to the increase of our “Baa/BBB” fixed maturity securities.
The securities in our fixed maturity portfolio at December 31, 2009, continued to be affected by downgrades of our municipal bond holdings that occurred during 2008 and 2009.

United Fire & Casualty Company Form 10-K   |   2009
Third-Party Guarantees
We base our investment decisions on the credit characteristics of individual securities; however, within our municipal bond portfolio are a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2009 and 2008 has resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 95.1 percent and 95.3 percent were rated single A or above, and 70.0 percent and 68.9 percent were rated AA or above at December 31, 2009 and 2008, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We reviewed our investment portfolio pertaining to securities guaranteed by third parties, with both direct and indirect exposure. We have no direct exposure in any of the guarantors that guarantee our investments. Our largest indirect exposure with a single guarantor totaled $129.7 million or 31.5 percent of our insured municipal securities for December 31, 2009 as compared to $133.5 million or 31.7 percent for December 31, 2008. Our five largest indirect exposures to financial guarantors accounted for 79.6 percent and 79.0 percent of our insured municipal securities at December 31, 2009 and 2008, respectively.
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
Group
The weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading portfolios, at December 31, 2009 is 6.0 years compared to 6.3 years at December 31, 2008.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading portfolios, at December 31, 2009 is 7.3 years compared to 7.7 years at December 31, 2008.

United Fire & Casualty Company Form 10-K   |   2009
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
(In Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2009	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$255	$259	$15,325	$15,631	$—	$—
Due after one year through five years	6,636	6,613	114,234	120,008	5,657	6,101
Due after five years through 10 years	655	694	525,760	548,873	—	—
Due after 10 years	—	—	70,428	74,210	6,067	6,512
Mortgage-backed securities	4	4	2	2	—	—

	$7,550	$7,570	$725,749	$758,724	$11,724	$12,613

Life Insurance Segment
For our life insurance segment, the weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading portfolios, at December 31, 2009 and 2008 is 4.3 years.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale
(In Thousands)	Amortized	Fair	Amortized	Fair
December 31, 2009	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$141,733	$143,860
Due after one year through five years	570	571	943,980	991,351
Due after five years through 10 years	—	—	181,616	181,752
Due after 10 years	—	—	65,203	63,752
Mortgage-backed securities	530	603	—	—
Collateralized mortgage obligations	955	976	17,452	18,952

	$2,055	$2,150	$1,349,984	$1,399,667

Net Investment Income
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The ability to increase investment income is affected by factors that are beyond our control and which may adversely impact investment income. These factors include: volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events.

United Fire & Casualty Company Form 10-K   |   2009
Our investment results are summarized in the following table.

				% Change
(In Thousands)				2009	2008
As of and for the years ended December 31	2009	2008	2007	vs. 2008	vs. 2007

Investment income, net	$106,075	$107,577	$122,439	-1.4%	-12.1%
Realized investment gains (losses)
Other-than-temporary impairment charges	$(18,307)	$(9,904)	$(105)	-84.8%	N/A
Other realized investment gains (losses)	5,128	(479)	9,775	N/A	N/A

Total realized investment gains (losses)	$(13,179)	$(10,383)	$9,670	-26.9%	-207.4%

Net unrealized gains, after tax	$82,491	$25,543	$85,579	222.9%	-70.2%

In 2009, our net investment income (pre-tax) declined $1.5 million to $106.1 million as compared to the same period in 2008. The decline was due to the following factors: lower market interest rates earned on our investment portfolio, which also affected the returns on our short-term investments and cash and cash equivalents; agency bonds that were called during 2009, the proceeds of which we reinvested at lower interest rates than the called bonds carried; and the reduction or discontinuation of dividend payments by some of our equity securities that previously had paid regular dividends.
Also contributing to the decline were changes in the value of certain investments in limited liability partnerships, which we account for under the equity method of accounting. Our largest investment is in a partnership fund that invests in U.S. subregional banks. We continue to hold our investments in limited liability partnerships, as it is anticipated that the performance of these holdings will improve as the industry recovers.
In 2008, our net investment income declined $14.9 million to $107.6 million. This decrease is attributable to lower market interest rates in 2008 than in 2007; mostly on our short-term and fixed maturity securities, which dropped an average of 203 basis points in 2008. This decrease is also attributable to the net cash outflows from our annuity business, which decreased our invested assets by $73.0 million in 2008 and $92.8 million in 2007. Further contributing to this decline was a loss in investment income of $4.5 million due to the performance of our investments in certain limited liability partnership holdings.
The following table summarizes the components of net investment income:

(In Thousands)
Years Ended December 31	2009	2008	2007
Investment income
Interest on fixed maturities	$106,023	$100,755	$103,632
Dividends on equity securities	3,950	5,749	6,190
Loss on other long-term investments (1)	(1,133)	(4,442)	(954)
Interest on mortgage loans	587	851	1,712
Interest on short-term investments	558	3,127	2,634
Interest on cash and cash equivalents	1,094	4,710	12,327
Other	1,253	1,588	1,208

Total investment income	$112,332	$112,338	$126,749
Less investment expenses	6,257	4,761	4,310

Investment income, net	$106,075	$107,577	$122,439

(1)	Includes an adjustment for the changes in value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.
In 2009, 94.4 percent of our gross investment income originated from interest on fixed maturities, compared to 89.7 and 81.8 percent in 2008 and 2007, respectively.

United Fire & Casualty Company Form 10-K   |   2009
The following table details our yield on average invested assets for 2009, 2008 and 2007, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income (after the deduction of investment expenses and excluding realized gains and losses).

(In Thousands)	Average	Investment	Annualized Yield on
Years ended December 31	Invested Assets	Income, Net	Average Invested Assets
2009	$2,307,260	$106,075	4.6%
2008	2,211,780	107,577	4.9%
2007	2,219,510	122,439	5.5%
Securities Lending
We participate in a securities lending program administered by The Northern Trust Company (“Northern Trust”), which generates investment income and provides discounts on other investment fees we are charged by Northern Trust. Pursuant to the lending agreement, certain of our fixed maturity securities are loaned to other institutions for short periods of time. Borrowers of these securities must deposit collateral, which is generally in the form of cash, with Northern Trust, as our agent, that is equal to at least 102% of the market value of the loaned securities plus accrued interest. The value of the loaned securities is marked to market daily by Northern Trust at an aggregate level per borrower. As the market value of the loaned securities fluctuates, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower in order to maintain the collateral level at 102%. We retain the right to terminate the loan at any time, whereupon the borrower must return the loaned securities to Northern Trust. If the borrower defaults and does not return the securities, Northern Trust will use the deposited collateral to purchase equivalent securities for us. However, we would receive the deposited collateral in place of the borrowed securities if Northern Trust is unable to purchase equivalent securities. Our participation in the securities lending program generated investment income of $139,000 in 2009 and $89,000 in 2008. There were no securities on loan under the program at December 31, 2009 and 2008. We resumed our participation in the securities lending program in January 2010.
Realized Investment Gains and Losses
In 2009, we reported realized investment losses of $13.2 million, compared to losses of $10.4 million and gains of $9.7 million in 2008 and 2007, respectively. The following table summarizes the components of our realized investment gains or losses:

(In Thousands)
Years Ended December 31	2009	2008	2007
Realized investment gains (losses)
Fixed maturities	$(4,117)	$(11,728)	$2,078
Equity securities	(11,362)	1,427	6,020
Trading securities	1,965	(82)	1,572
Other long-term investments	332	—	—
Short-term investments	3	—	—

Total realized investment gains (losses)	$(13,179)	$(10,383)	$9,670

The realized investment losses in 2009 and 2008 were primarily due to pre-tax OTTI charges on our fixed maturity securities and equity securities. We recorded $18.3 million in investment write-downs in 2009 compared to $9.9 million and $.1 million in 2008 and 2007, respectively. The write-downs that occurred in 2009 and 2008 represent 0.8 percent and 0.5 percent of our investment portfolio, respectively. In 2007, our realized investment gains were due primarily to cash received as a result of transactions that impacted companies whose securities we held.

United Fire & Casualty Company Form 10-K   |   2009
The following table summarizes the composition of our OTTI charges:

(In Thousands)
Years Ended December 31	2009	2008	2007
Other-than-temporary-impairment charges (pre-tax)
Fixed maturities	$5,759	$8,597	$105
Equity securities	12,548	1,307	—

Total other-than-temporary-impairment charges	$18,307	$9,904	$105

Net Unrealized Gains and Losses
As of December 31, 2009, net unrealized gains, after tax, totaled $82.5 million, compared to $25.5 million and $85.6 million as of December 31, 2008 and 2007, respectively. In 2009, an improvement in the equity markets and a decrease in market interest rates led to an increase in the carrying value of our fixed maturity and equity securities, which improved our net unrealized gains. In 2008 and 2007, depressed bond and stock prices, particularly for our holdings of investments in financial institutions, contributed to the decrease in net unrealized gains. We have and will continue to closely monitor market conditions and evaluate the long-term impact of the market volatility experienced in recent years on all of our investment holdings.
Changes in unrealized gains on available-for-sale securities do not affect net income (loss) and earnings (loss) per share but do impact comprehensive income (loss), stockholders’ equity and book value per share. We believe that our unrealized losses on available-for-sale securities at December 31, 2009 are temporary based upon both our current analysis of the issuers of the securities that we hold and on current market conditions. It is possible that we could recognize impairment losses in future periods on securities that we own at December 31, 2009, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.
The following table summarizes the change in our net unrealized appreciation:

(In Thousands)
Years Ended December 31	2009	2008	2007
Net changes in unrealized investment appreciation
Available-for-sale fixed maturity securities	$126,555	$(70,516)	$5,547
Equity securities	24,673	(58,130)	(13,985)
Short-term investments	—	—	56
Deferred policy acquistion costs	(63,425)	36,284	(3,831)
Income tax effect	(30,855)	32,326	4,273

Change in net unrealized appreciation	$56,948	$(60,036)	$(7,940)

Refer to “Critical Accounting Estimates” in this section for a detailed discussion of our policy for recording OTTI charges.

United Fire & Casualty Company Form 10-K   |   2009
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Historically, we have generated substantial cash inflows from operations. It is our policy to invest the cash generated from operations in securities with maturities that correlate to the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in available-for-sale fixed maturity securities.
Our cash outflows are a result of losses and loss settlement expenses for property and casualty claims; payment of policyholder benefits under life insurance contracts; annuity withdrawals; payment of commissions, premium taxes, income taxes, operating expenses, dividends; and investment purchases. Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of individual catastrophe losses are inherently unpredictable and could increase our liquidity requirements.
In the insurance industry there generally is a time delay between when premiums are collected and when insurance claims or policyholder benefits are paid. During periods of positive operating cash flows, we are able to invest a portion of our operating cash flows to fund future insurance claims and policyholder benefit payments. During periods of negative operating cash flows, such as during a decline in premium revenues, we may need to sell investments to fund payments to claimants and policyholders. Additionally, if we experience several significant catastrophes over a relatively short period of time, or if we experience an extraordinary catastrophe, it is possible that investments may have to be sold before their maturity dates to fund payments, which could either result in investment gains or losses.
Our cash flows from operations were sufficient to meet our liquidity needs in 2009, 2008 and 2007.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2009, our cash and cash equivalents included $96.2 million related to these money market accounts, compared with $70.7 million at December 31, 2008.
If our operating and investing cash flows are not sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not utilize our line of credit during 2009 or 2008, other than to secure letters of credit utilized in our reinsurance operations. As of December 31, 2009, none of our line of credit was allocated for that purpose compared to $.2 million as of December 31, 2008.
The following table displays a summary of cash sources and uses in 2009, 2008 and 2007.

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2009	2008	2007
Cash provided by (used in):
Operating activities	$100,408	$43,904	$105,780
Investing activities	(130,089)	(107,255)	(16,332)
Financing activities	110,950	(79,632)	(91,928)

Net increase (decrease) in cash and cash equivalents	$81,269	$(142,983)	$(2,480)

United Fire & Casualty Company Form 10-K   |   2009
Operating Activities
Net cash flows provided by operating activities totaled $100.4 million in 2009, compared to $43.9 million in 2008 and $105.8 million in 2007, respectively. Significant sources of operating cash flows are derived from underwriting operations and net investment income. Cash flows for 2009 reflect an increase in loss payments; a reduction in other assets of $29.0 million for the conclusion of certain litigation related to Hurricane Katrina; and a reduction in reinsurance recoveries due to the collection of payments during the year and the improvement in our catastrophe experience in 2009 as compared to 2008.
Net cash flows in 2008 were reduced primarily due to the increase in claims incurred, (including the impact of higher catastrophe losses). In addition, in 2008 we were required to make a cash deposit of $29.0 million in connection with certain litigation related to Hurricane Katrina.
Investing Activities
Net cash flows used in investment activities totaled $130.1 million in 2009, compared to $107.3 million in 2008 and $16.3 million in 2007. The availability of more cash from financing activities in 2009, primarily due to the higher level of annuity deposits, allowed us to invest at a level similar to 2008.
In 2009, we continued to purchase a higher level of corporate fixed maturities rather than other investment vehicles such as short-term investments, which were less profitable due to the lower market interest rates. In 2008, we substantially increased our purchases of corporate fixed maturity securities, as the interest rates on these securities increased during 2008.
Financing Activities
Net cash flows provided by financing activities totaled $111.0 million in 2009, compared to net cash used of $79.6 million and $91.9 million in 2008 and 2007, respectively. Net cash flows from financing activities improved significantly in 2009, primarily due to the life insurance segment’s annuity and universal life contract deposits exceeding withdrawals. We began to experience a slowdown in the amount of withdrawals in 2008, which is indicative of the change in economic conditions and the inclination of consumers to choose products with less risk and guaranteed returns. This slowdown continued into 2009, with 2009 experiencing the largest reduction of withdrawals since 2005.
Net cash flows from financing activities were impacted by a combination of factors in 2008 and 2007. Cash outflows associated with our life insurance segment’s annuity portfolio had increased from historical levels in connection with the increased level of surrenders and withdrawals experienced in recent years. Net cash used in these activities totaled $48.8 million and $61.7 million for 2008 and 2007, respectively. The increase in withdrawals is described in the earlier “Life Insurance Segment” section.
During 2009, 2008 and 2007, pursuant to authorization by our Board of Directors, we repurchased 92,721, 580,792 and 497,500 shares of common stock respectively, which used cash totaling $1.5 million in 2009, $14.8 million in 2008 and $16.1 million in 2007. Dividend payments to our common stockholders totaled $16.0 million in 2009, compared with $16.2 million in 2008 and $15.3 million in 2007.
CAPITAL RESOURCES
Stockholders’ Equity
Stockholders’ equity increased from $641.7 million at December 31, 2008, to $672.7 million at December 31, 2009, an increase of 4.8 percent. The increase in stockholders’ equity between years is primarily due to an increase in net unrealized appreciation on investments of $56.9 million, after-tax. This was somewhat offset by a net loss of $10.4 million; dividends paid of $16.0 million; repurchase of common stock of $1.5 million; and the change in underfunded status of our employee benefit plans of $.2 million, net of tax. The book value per share of our common stock was $25.35 at December 31, 2009, compared with $24.10 at December 31, 2008.

United Fire & Casualty Company Form 10-K   |   2009
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2009.

	Payments Due By Period
(In Thousands)		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Future policy benefit reserves (1)	$1,866,277	$200,388	$419,028	$402,799	$844,062
Loss and loss settlement expense reserves	606,045	221,304	193,244	90,907	100,590
Operating leases	16,623	4,077	6,733	4,801	1,012

Total	$2,488,945	$425,769	$619,005	$498,507	$945,664

(1)	This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the consolidated balance sheet is the net present value of the benefits to be paid, less the net present value of future net premiums.
Future Policy Benefits
Future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances from our company upon the expiration of their contracts. Policies must remain in-force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in-force. The future policy benefit reserves for the life insurance segment reported on the Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2009.
Loss and Loss Settlement Expense Reserves
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
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of December 31, 2009, our remaining potential contractual obligation was $13.1 million.

United Fire & Casualty Company Form 10-K   |   2009
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
We employ a multi-disciplinary approach to risk identification and evaluation — from claims to underwriting to financial to investments. Members of our ERM committee include our Chief Executive Officer, Chief Financial Officer, Executive Vice President, Vice President of Claims, Vice President of Corporate Underwriting, Chief Investment Officer and Vice President/Chief Operating Officer of our life insurance subsidiary (United Life Insurance Company), as well as United Life Insurance Company’s independent actuary. During 2009, this committee met on a quarterly basis with two members of our Board of Directors to oversee our risk management process and to implement risk management strategies. At the November 2009 meeting of our Board of Directors, the directors established a Risk Management Committee consisting of four directors. Going forward, this committee will meet on a quarterly basis and will continue meeting jointly with the ERM committee.
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
ERM issues are discussed both during our quarterly meetings of the Board of Directors and at our semi-annual managers meetings. At these meetings, directors and managers are updated on ERM issues and the ongoing efforts of the ERM committee. The work of our ERM committee has led to the development of new tools designed to aid in the evaluation and mitigation of underwriting risks.
In 2009, we established a Business Continuity group that enables us to be better prepared in the event of another disaster similar to the floods we experienced in 2008. The Business Continuity group evaluated our risks that are specific to natural perils such as flooding, while our ERM Committee evaluated other risks we have such as cyber events, and directors and officers liability.
One of the most significant risks in our business is our exposure to catastrophic events. Although catastrophes are inherently unpredictable, we use various analyses and methods, including computer modeling techniques, to analyze catastrophic events and the risks associated with them. We use these analyses and methods to make underwriting and reinsurance decisions designed to manage our exposure to losses associated with catastrophic events.
As part of our risk management process, we use third-party proprietary computer modeling of windstorm/hail, hurricane and earthquake events, to aid in estimating the likelihood that the loss from a single event occurring in a one-year timeframe will equal or exceed a particular amount.
Catastrophe modeling requires a significant amount of judgment and a number of assumptions and relies upon inputs based on experience, science, engineering and history. We utilize various tools and techniques to evaluate our catastrophe exposures including utilizing multiple catastrophe models, analysis of realistic disaster scenarios, evaluation of total insured values and exposure aggregates. Such models may fail to account for risks that are outside of the range of normal probability or that are otherwise unforeseeable. Consequently, catastrophe modeling estimates are subject to significant uncertainty. In addition, more than one such event could occur in any period.

United Fire & Casualty Company Form 10-K   |   2009
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
Investment Valuation
Upon acquisition, we classify investments in marketable securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturities at amortized cost. We record available-for-sale fixed maturity securities, trading securities and equity securities at fair value. Other long-term investments are recorded on the equity method of accounting. We record mortgage loans at amortized cost and policy loans at the outstanding loan amount due from policyholders.
In general, investment securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Therefore, it is reasonably possible that changes in the fair value of our investment securities reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the Consolidated Financial Statements. Also, it is reasonably possible that changes in the carrying values of our limited liability partnerships could occur in the future and such changes could materially affect our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements.
Determining Fair Value
We value our available-for-sale fixed maturities, trading securities, equity securities, short-term investments and money market accounts at fair value in accordance with the applicable FASB guidance on fair value measurements and disclosures. We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.
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
To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers that we have had several years’ experience with and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.

United Fire & Casualty Company Form 10-K   |   2009
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2009, was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, and credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable FASB guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis, at which time the classification of certain financial instruments may change if the input observations have changed. The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2009:

(In Thousands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
Assets of December 31, 2009:
Available-for-sale fixed maturities	$2,158,391	$—	$2,127,932	$30,459
Equity securities	132,718	132,428	290	—
Trading securities	12,613	1,519	11,094	—
Short-term investments	7,359	1,100	6,005	254
Money market accounts	96,163	96,163	—	—

Total assets as of December 31, 2009	$2,407,244	$231,210	$2,145,321	$30,713

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

United Fire & Casualty Company Form 10-K   |   2009
The following table provides a summary of the changes in fair value of our Level 3 securities for 2009:

	Available-for-sale	Equity	Short-term
(In Thousands)	fixed maturities	securities	investments	Total
Balance at January 1, 2009	$6,254	$1,851	$—	$8,105
Realized gains (1)	(1)	—	—	(1)
Unrealized gains (1)	331	—	—	331
Purchases and disposals	65	—	254	319
Transfers in	26,010	—	—	26,010
Transfers out	(2,200)	(1,851)	—	(4,051)

Balance at December 31, 2009	$30,459	$—	$254	$30,713

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The amount reported in the previous table as “transfers in” consisted of $22.7 million in available-for-sale fixed maturities that were primarily private placement securities that had no observable price available at December 31, 2009, and $3.3 million of available-for-sale fixed maturities that were subsequently reclassified, as a disposal, to other long-term investments due to bankruptcy reorganization. The $4.1 million in “transfers out” resulted from available-for-sale fixed maturities and equity securities that previously had no observable price at December 31, 2008, but for which observable prices were available at December 31, 2009.
The following table presents the composition of our Level 3 securities at December 31, 2009:

	Level	% of Total	Total from	% of
(In Thousands)	Three	Fair Value	Balance Sheet	Level Three
Available-For-Sale Fixed Maturities
Bonds
Collateralized mortgage obligation	$—	—%	$18,952	—%
Mortgage-backed securities	—	—	2	—
All other government:
US Treasury	—	—	35,650	—
Agency	—	—	70,625	—
States, municipalities and political subdivisions:
General obligations	—	—	390,378	—
Special revenue	1,110	3.6	227,362	0.5
All foreign bonds:
Canadian	—	—	58,826	—
Other foreign	1,394	4.6	82,414	1.7
Public utilities:
Electric	70	0.2	224,004	—
Natural gas	—	—	57,806	—
Other	—	—	3,778	—
Corporate bonds:
Bank, trust, and insurance	14,028	46.1	289,209	4.8
Transportation	—	—	32,187	—
Energy	—	—	152,339	—
Technology	—	—	89,172	—
Basic industry	4,806	15.7	109,567	4.4
Credit cyclicals	2,848	9.4	72,585	3.9
Other	6,203	20.4	243,535	2.5

Total Available-For-Sale Fixed Maturities	$30,459	100.0%	$2,158,391	1.4%

Short-Term Investments	$254	100.0%	$7,359	3.5%

United Fire & Casualty Company Form 10-K   |   2009
For further discussion on fair value measurements and disclosures refer to Note 3. “Fair Value of Financial Instruments” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
Other-Than-Temporary Impairment Charges
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires OTTI charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment. As of December 31, 2009, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities totaled $14.7 million at December 31, 2009, compared with $82.6 million at December 31, 2008. At December 31, 2009, the largest unrealized loss, after tax, on any single fixed maturity or equity security was $1.7 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2, “Summary of Investments.”
Deferred Policy Acquisition Costs — Property and Casualty Insurance Segment
We record an asset for DAC, such as commissions, premium taxes and other variable costs incurred in connection with the writing of our property and casualty lines of business.
The following table summarizes DAC for December 31, 2009 and 2008.

	Years Ended December 31,
(In Thousands)	2009	2008
Deferred policy acquisition costs at beginning of the year	$52,222	$58,291
Current deferred costs	98,946	111,521
Current amortization	(105,606)	(117,590)

Deferred policy acquistion costs at end of year	$45,562	$52,222

This asset is amortized over the life of the policies written, generally one year. We assess the recoverability of DAC on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized DAC and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium, (i.e., the line of business is expected to generate an operating loss) the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. If the amount of the premium deficiency charge is greater than the unamortized deferred policy acquisition cost asset, a liability will be recorded for the excess.
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

United Fire & Casualty Company Form 10-K   |   2009
The following table illustrates the hypothetical impact on the premium deficiency charge recorded at December 31, 2009 of reasonably likely changes in the assumed loss and loss settlement expense ratio utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The base amount indicated below is the actual premium deficiency charge recorded as of December 31, 2009.

Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios (In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	2,951	3,747	3,014	8,272	14,477
Actual future results could differ materially from our current estimates, requiring adjustments to the recorded deferred policy acquisition cost asset. Such adjustments are recorded through operations in the period the adjustments are identified. Due to changes in the estimated recoverability of DAC, the premium deficiency charge calculated at December 31, 2009 increased $1.8 million from the premium deficiency charge calculated at December 31, 2008 and $1.2 million from the charge calculated at December 31, 2007. An increase in the premium deficiency charge results in the deferral of comparatively less underwriting costs period over period, resulting in a relatively smaller deferred acquisition cost asset. The changes in the estimated recoverability of DAC are attributable to deterioration in our underwriting experience in the past two years.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the acquisition of life insurance and annuity business are deferred and recorded as DAC asset. Such costs consist principally of commissions and policy issue expenses.
The following table summarizes DAC for December 31, 2009 and 2008. The majority of the DAC asset relates to our universal life and annuity contracts, hereafter referred to as non-traditional business.

	Years Ended December 31,
(In Thousands)	2009	2008
Deferred policy acquisition costs at beginning of the year	$106,043	$70,707
Current deferred costs	13,612	10,620
Current amortization	(9,287)	(11,568)

Ending unamortized deferred policy acquisition costs	$110,368	$69,759
Change in “shadow” deferred policy acquistion costs	(63,425)	36,284

Deferred policy acquistion costs at end of year	$46,943	$106,043

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
We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the amortization of the deferred policy acquisition cost asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the deferred policy acquisition cost asset for our non-traditional business recorded as of December 31, 2009. The entire impact of the changes illustrated would be recognized through operations as an increase or decrease to amortization expense.

United Fire & Casualty Company Form 10-K   |   2009

Sensitivity Analysis — Impact of changes in assumptions (In Thousands)
Changes in assumptions	-10%	+10%
Interest rate spread assumption	$(1,725)	$1,592
Mortality experience assumption	2,503	(2,694)
Policy lapse experience assumption	2,397	(2,247)
A material change in these assumptions could have a negative or positive effect on our reported deferred policy acquisition cost asset, earnings and stockholders’ equity.
The DAC in connection with our non-traditional business are adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to DAC equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include the change in this adjustment, which is called “shadow” DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2009, “shadow” DAC decreased our DAC asset by $35.1 million, compared with “shadow” DAC that increased our DAC asset by $28.3 million at December 31, 2008.
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given accounting period but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $606.0 million and $586.1 million at December 31, 2009 and 2008, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement reserves ceded to reinsurers were $33.8 million for 2009 and $52.5 million for 2008. Our reserves by line of business as of December 31, 2009, were as follows.

			Loss
			Settlement
(In Thousands)	Case Basis	IBNR	Expense	Total Reserves

Commercial lines:
Fire and allied lines	$41,761	$22,464	$5,131	$69,356
Other liability	114,455	47,612	91,786	253,853
Automobile	65,499	13,356	14,791	93,646
Workers’ compensation	107,789	5,840	18,035	131,664
Fidelity and surety	5,094	370	977	6,441
Miscellaneous	421	113	67	601

Total commercial lines	$335,019	$89,755	$130,787	$555,561
Personal lines:
Automobile	$6,964	$388	$1,145	$8,497
Fire and allied lines	9,766	3,988	1,531	15,285
Miscellaneous	1,063	96	99	1,258

Total personal lines	$17,793	$4,472	$2,775	$25,040
Reinsurance	7,331	18,000	113	25,444

Total	$360,143	$112,227	$133,675	$606,045

United Fire & Casualty Company Form 10-K   |   2009
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
Estimating case reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we do so based on our knowledge of the circumstances and facts of the claim. Upon notice of a claim, we establish a factor reserve based on the claim information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigation of a claim develops, and as our claims personnel identify trends in claims activity, we may refine and adjust our estimates of case reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full, with all salvage and subrogation claims being resolved.
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

United Fire & Casualty Company Form 10-K   |   2009
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
IBNR Reserves
IBNR reserves are estimated liabilities, which we establish because claims are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, which may include litigation.
For both our short-tail and long-tail lines of business, we establish our reserves for IBNR claims by applying a factor to our current pool of in-force premium, as well as evaluating our IBNR to exposure units. This factor has been developed through a historical analysis of company experience as to what level of IBNR reserve should be established to achieve an adequate IBNR reserve relative to our existing loss exposure base. Unique circumstances or trends which are evident as of the end of a given period may require us to refine our IBNR reserve calculation. This methodology for establishing our IBNR reserve has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates prepared by Regnier Consulting Group, Inc., an independent actuary which we utilize in our reserving process.
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

United Fire & Casualty Company Form 10-K   |   2009
Key Assumptions
In establishing an estimate of loss and loss settlement reserves, management uses a number of key assumptions. They are as follows:
•	To the best of our knowledge, there are no new latent trends that would impact our case-basis reserves;

•	Our case-basis reserves reflect the most up-to-date information available about the unique circumstances of each claim;

•	No new judicial decisions or regulatory actions will increase our case-basis obligations;

•	The historical patterns of claim frequency and claim severity utilized within our IBNR reserve calculation, without considering unusual events, are consistent and will continue to be consistent; and

•	The company’s historical ratio of loss settlement expenses (“LAE”) paid to losses paid is consistent and will continue to be consistent.
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
As an example, if our reserve for loss and loss settlement expenses of $606.0 million as of December 31, 2009, is 10 percent inadequate, we would experience a reduction in future earnings of up to $6.1 million, pre-tax. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency is recognized in the reserve for loss and loss settlement expenses and, accordingly, it usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense liabilities prove to be redundant, our future earnings and financial position would be improved.
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

(In Thousands)
Change in level of case-basis reserve development	5%	10%
Impact on reported case-basis reserves	$16,415	$32,829
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

United Fire & Casualty Company Form 10-K   |   2009

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$5,595	$11,190

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$1,321	$2,642
In 2009, we did not change the key assumptions on which we based our reserving calculations. In estimating our 2009 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
Certain of our lines of business are subject to the potential for greater loss and loss settlement expense development than others. These lines with greater potential for development are discussed below.
Other Liability Reserves
Other liability is considered a long-tail line of business, as it can take a relatively long period of time to settle claims from prior accident years. This is partly due to the lag time between the date when a loss or event occurs that triggers coverage and the date when the claim is actually reported. Defense costs are also a part of the insured expenses covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For the majority of our products, defense costs are outside of the policy limit, meaning that the amounts paid for defense costs are not subtracted from the available policy limit.
Factors that can cause reserve uncertainty in estimating reserves in this line include: reporting lag; the number of parties involved in the underlying tort action; whether the “event” triggering coverage is confined to only one time period or is spread over multiple time periods; the potential dollars involved (in the individual claim actions); whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage disputes); and the potential for mass claim actions.
Claims with longer reporting lags may result in greater inherent risk. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential lag between writing a policy in a certain market and the recognition that such policy has potential mass tort and/or latent claim exposure.
Our reserve for other liability claims at December 31, 2009, is $253.9 million and consists of 5,363 claims, compared with $214.7 million, consisting of 4,878 claims at December 31, 2008. Of the $253.9 million total reserve for other liability claims, $71.9 million is identified as defense costs and $19.9 million is identified as general overhead required in the settlement of claims. If our reserve for other liability loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $25.4 million, before federal income taxes.
Included in the other liability line of business are gross reserves for construction defect losses and settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2009, we established $15.2 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves, which consisted of 234 claims, compared with $16.0 million, excluding IBNR reserves, consisting of 243 claims, at December 31, 2008. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, recent court decisions have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor’s policy.

United Fire & Casualty Company Form 10-K   |   2009
In addition to these issues, other variables also contribute to a high degree of uncertainty in establishing reserves for construction defect claims. These variables include: whether coverage exists; when losses occur; the size of each loss; expectations for future interpretive rulings concerning contract provisions; and the extent to which the assertion of these claims will expand geographically. In recent years, we have implemented various underwriting measures that we anticipate will mitigate the amount of construction defect losses experienced. These initiatives include increased care regarding additional insured endorsements and stricter underwriting guidelines on the writing of residential contractors and an increased utilization of loss control.
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are gross reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2009 and 2008, we had $3.8 million in direct and assumed asbestos and environmental loss reserves. In addition, we had ceded asbestos and environmental loss reserves of $.5 million and $.6 million at December 31, 2009 and 2008, respectively. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers’ Compensation Reserves
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: the state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2009, is $131.7 million and consists of 3,416 claims, compared with $126.6 million, consisting of 3,386 claims, at December 31, 2008. If our reserve for workers’ compensation loss and loss settlement expenses is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $13.2 million, before federal income taxes.
Reserve Development
In establishing reserves, management’s goal is to ensure that our net reserves for losses and loss settlement expenses are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and loss settlement expenses are initially estimated until losses and loss settlement expenses are concluded. Changes in our estimates of losses and loss settlement expenses over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when we decrease our previous estimate of ultimate losses and loss settlement expenses, which results in an increase to net income in the period recognized. Adverse development is recognized and reported in the Consolidated Financial Statements when we increase our previous estimate of ultimate losses and loss settlement expenses, which results in a decrease to net income.
In two of the past ten years, our development has resulted in deficiencies in our net reserves for prior accident years totaling $26.2 million and $.5 million for 2009 and 2008, respectively. In 2007, our development resulted in a redundancy of $45.2 million. Our reserves have been negatively impacted by an increase in our prior accident year loss reserves due to adverse development from Hurricane Katrina claims and litigation totaling $38.0 million, $26.6 million and $8.7 million in 2009, 2008 and 2007, respectively. Also contributing to our deficiency in 2009 and 2008 was the deterioration in our other liability lines of business which includes claims for construction defects.

United Fire & Casualty Company Form 10-K   |   2009
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim, determined from a pessimistic point of view. We believe that in determining reserves, it is appropriate and reasonable to establish a best estimate within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease loss and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.
The factors contributing to our year-to-year redundancy include the following:
•	Establishing reserves that are appropriate and reasonable, but assuming a pessimistic view of potential outcomes.

•	Using claims negotiation to control the size of settlements.

•	Assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor.

•	Promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings.

•	Using programs and services to help prevent fraud and to assist in favorably resolving cases.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total recorded loss reserves at December 31, 2009, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Historically, our reserves have had an average variance of less than 10 percent of recorded amounts, with our reserves booked as of December 31, 2008, generating a deficiency of 4.9 percent in 2009. Our reserves booked as of December 31, 2007, generated a reserve deficiency of 0.1 percent in 2008. These deficiencies are discussed in detail in the under the heading “Reserve Development” in the “Property and Casualty Insurance Segment” of the “Results of Operations” section in this item.
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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses:
Other liability	$(25,385)	$(12,693)	$12,693	$25,385
Workers’ compensation	(13,166)	(6,583)	6,583	13,166
Automobile	(10,214)	(5,107)	5,107	10,214

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses:
All other lines	$(5,919)	$(3,552)	$3,552	$5,919

United Fire & Casualty Company Form 10-K   |   2009
Independent Actuary
We engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. There was no material differences between our statutory reserves and those established under GAAP. During 2009 and 2008, we engaged the services of Regnier Consulting Group, Inc. as our “independent actuarial firm” for the property and casualty insurance segment. We anticipate that this engagement will continue in 2010.
It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. In addition, management consults with Regnier Consulting Group, Inc. throughout the year as deemed necessary. Management annually compares our estimate of total reserves to point estimates prepared by Regnier Consulting Group, Inc. by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier Consulting Group, Inc. performs an extensive review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. If the carried reserves were deemed unreasonable, we would adjust reserves. In 2009 and 2008, after considering the actuary’s range of reasonable point estimates, management believed that carried reserves were reasonable and therefore did not adjust the recorded amount.
Regnier Consulting Group, Inc. uses four projection methods in their actuarial analysis of our loss reserves and uses the paid-to-paid projection method in their analysis of our loss settlement expense reserves. Based on the results of the projection methods, the actuaries select an actuarial central estimate of the reserves. They then compare their estimate to our carried reserves to evaluate the reasonableness of the carried reserves. The four methods utilized by Regnier Consulting Group, Inc. are: paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses.
Based on the results of the projection methods, a reasonable range of net reserves from $500.9 million to $615.1 million has been calculated. Our net reserves for losses and loss settlement expenses as of December 31, 2009 were $572.3 million.
We do not view the result of a single projection method as superior over the results of a combination of projection methods. That is, our actuary has not selected one method to determine the reserves. The results of Regnier Consulting Group, Inc.’s use of various methods, in conjunction with their actuarial judgment, leads to the actuarially-determined estimate of the reserves. The impact of reasonably likely changes in the reserving variables is implicitly considered in Regnier Consulting Group, Inc.’s use of several reserving methods.
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

United Fire & Casualty Company Form 10-K   |   2009
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

United Fire & Casualty Company Form 10-K   |   2009
The following table reflects the estimated pre-tax impact to DAC, net of unearned revenue liabilities to our universal life and fixed annuity products that could occur in a twelve-month period on account of an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Critical Accounting		Potential One-Time Effect on DAC Asset, Net of
Estimate	Determination Methodology	Unearned Revenue Liabilities

Mortality Experience	Based on our mortality experience and consideration is given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC, net of unearned revenue liabilities and an increase in current period amortization expense of $2.7 million.

Surrender Rates	Based on our surrender experience and consideration is given to industry experience and trends	A 10% increase in expected surrender rates for all future y ears would result in a reduction in DAC, net of unearned revenue liabilities and an increase in current period amortization expense of $2.2 million.

Interest Sp reads	Based on our expected future investment returns and expected future crediting rates applied to policy holder account balances; future crediting rates include constraints imposed by policy guarantees	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC, net of unearned revenue liabilities and an increase in current period amortization expense of $1.7 million.

Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10% increase in future maintenance expenses would result in a reduction in DAC, net of unearned revenue liabilities and an increase in current period amortization expense of $5 million.
Independent Actuary
We engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using considerably more conservative assumptions regarding future investment earnings and contractual benefit payments, than are used for GAAP reserves. During 2009 and 2008, we engaged the services of Griffith, Ballard and Company as our “independent actuarial firm” for the life insurance segment. We anticipate that this engagement will continue in 2010.
PENDING ACCOUNTING STANDARDS
Incorporated by reference from Note 1 “Significant Accounting Policies” under the heading “Pending Accounting Standards,” contained in Part II, Item 8 “Financial Statements and Supplementary Data.”
STATUTORY FINANCIAL MEASURES
United Fire and its subsidiaries are required to file financial statements based on statutory accounting principles in each of the states where our insurance companies are domiciled and licensed to conduct business.
The following definitions of key statutory measures are provided for our readers’ convenience. United Fire is not required to reconcile data prepared under statutory accounting principles to those prepared under U.S. GAAP because Regulation G excludes data prepared under a system of regulation of a government or governmental authority or self-regulatory organization that is applicable to the registrant.
Management analyzes financial data and statements that are required to be reconciled to data prepared in accordance with statutory accounting principles, and those reconciliations are presented as required.

United Fire & Casualty Company Form 10-K   |   2009
Premiums written is a measure of our overall business volume. Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for insurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Premiums written is an important measure of business production for the period under review.

	Years Ended December 31,
(In Thousands)	2009	2008	2007
Net premiums written	$467,427	$496,897	$501,849
Net change in unearned premium	10,956	7,564	6,847
Net change in prepaid reinsurance premium	115	(1,086)	(2,933)

Net premiums earned	$478,498	$503,375	$505,763

Combined ratio is a commonly used financial measure of underwriting performance. A combined ratio below 100 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (referred to as the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”).
When prepared in accordance with U.S. GAAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of DAC by net premiums earned.
When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned and the expense ratio is calculated by dividing underwriting expenses by net premiums written.
NON-GAAP FINANCIAL MEASURES
We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance. The following Non-GAAP financial measure is utilized in this filing:
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

	Years Ended December 31,
(In Thousands)	2009	2008	2007
ISO catastrophes	$58,757	$84,102	$13,639
Less Hurricane Katrina loss development (1)	(37,976)	(10,790)	—

ISO catastrophes without Hurricane Katrina	$20,781	$73,312	$13,639
Non-ISO catastrophes	1,616	2,754	433

Total catastrophes	$22,397	$76,066	$14,072

(1)	This number reflects the reserves established for Hurricane Katrina litigation and does not include other Hurricane Katrina loss development.

United Fire & Casualty Company Form 10-K   |   2009

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our consolidated balance sheet includes financial instruments whose fair values are subject to market risk. Market risk is the potential for loss due to a decrease in the value of securities resulting from uncontrollable fluctuations such as: interest rate risk, equity price risk, foreign exchange risk, credit risk, inflation, or world political conditions. Our primary market risk exposure is to changes in interest rates. Interest rate risk is the price sensitivity of a fixed maturity security or portfolio to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.
Interest Rate Risk
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
Market Risk and Duration
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
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2009, our life insurance segment had $914.0 million in deferred annuity liabilities that were specifically allocated to fixed maturities. We manage the life insurance segment investments by focusing on matching the duration of the investments to that of the deferred annuity obligations. The duration for the investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.
Impact of Interest Rate Changes
The amounts set forth in the following tables detail the material impact of hypothetical interest rate changes on the fair value of certain core fixed maturity investments held at December 31, 2009 and 2008. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.13 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, the projected duration of the liabilities would be 0.19 years shorter than the duration of the investments supporting the liabilities.

United Fire & Casualty Company Form 10-K   |   2009
The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2009	-200 Basis	-100 Basis		+100 Basis	+200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$981	$979	$976	$972	$966
Mortgage-backed securities	625	617	607	596	582
States, municipalities and political subdivisions
General obligations	1,521	1,513	1,495	1,454	1,412
Special revenue	7,018	6,831	6,642	6,430	6,225

Total Held-to-Maturity Fixed Maturities	$10,145	$9,940	$9,720	$9,452	$9,185

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$20,967	$20,006	$18,952	$17,895	$16,877
Mortgage-backed securities	2	2	2	2	2
US Treasury	37,446	36,531	35,650	34,806	33,993
Agency	72,621	72,262	70,625	66,681	62,095
States, municipalities and political subdivisions
General obligations	438,949	415,235	390,378	365,631	342,414
Special revenue	254,712	241,178	227,362	213,532	200,584
Foreign bonds
Canadian	62,555	60,664	58,826	57,056	55,359
Other	87,265	84,788	82,414	80,137	77,955
Public utilities
Electric	236,852	230,288	224,004	217,882	211,870
Natural gas	60,775	59,258	57,806	56,416	55,084
Other	4,216	3,989	3,778	3,581	3,398
Corporate bonds
Banks, trusts and insurance companies	306,419	297,703	289,209	280,924	272,999
Transportation	33,495	32,828	32,187	31,570	30,977
Energy	160,027	156,110	152,339	148,706	145,208
Technology	94,532	91,807	89,172	86,607	84,141
Basic industry	115,732	112,597	109,567	106,600	103,704
Credit cyclicals	75,894	74,209	72,585	71,018	69,438
Other	258,085	250,618	243,535	236,806	230,405

Total Available-For-Sale Fixed Maturities	$2,320,544	$2,240,073	$2,158,391	$2,075,850	$1,996,503

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,788	$2,738	$2,689	$2,642	$2,595
Public utilities
Electric	1,460	1,460	1,460	1,460	1,460
Corporate bonds
Energy	2,379	2,345	2,310	2,278	2,245
Technology	4,669	4,515	4,314	4,102	3,906
Other	678	597	532	477	432
Redeemable preferred stock	1,308	1,308	1,308	1,308	1,308

Total Trading Fixed Maturities	$13,282	$12,963	$12,613	$12,267	$11,946

Total Fixed Maturity Securities	$2,343,971	$2,262,976	$2,180,724	$2,097,569	$2,017,634

United Fire & Casualty Company Form 10-K   |   2009

December 31, 2008	-200 Basis	-100 Basis		+100 Basis	+200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$1,951	$1,951	$1,951	$1,944	$1,936
Mortgage-backed securities	705	705	699	692	688
States, municipalities and political subdivisions
General obligations	2,278	2,278	2,316	2,286	2,231
Special revenue	9,568	9,392	9,228	8,931	8,636
All other corporate bonds	984	977	952	927	904

Total Held-to-Maturity Fixed Maturities	$15,486	$15,303	$15,146	$14,780	$14,395

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$20,588	$19,568	$18,391	$17,257	$16,117
Mortgage-backed securities	3	3	3	3	3
US Treasury	27,228	27,126	26,591	26,031	25,491
Agency	100,177	97,927	99,850	97,679	93,142
States, municipalities and political subdivisions
General obligations	426,684	402,753	376,671	348,481	320,961
Special revenue	254,614	239,932	227,116	210,976	194,739
Foreign bonds
Canadian	32,925	32,415	31,150	29,797	28,494
Other	48,636	48,027	46,553	45,081	43,676
Public utilities
Electric	205,274	202,201	196,435	190,069	183,939
Natural gas	57,131	56,141	54,183	52,283	50,485
Other	5,388	5,043	4,695	4,371	4,074
Corporate bonds
Banks, trusts and insurance companies	309,021	302,100	291,355	280,290	269,766
Transportation	29,806	29,605	29,010	28,384	27,787
Energy	91,030	90,764	88,866	86,890	84,984
Technology	75,624	74,590	72,524	70,450	68,484
Basic industry	85,789	84,897	82,517	80,133	77,853
Credit cyclicals	54,570	53,824	51,953	50,105	48,340
Other	211,441	207,804	200,706	193,801	187,306

Total Available-For-Sale Fixed Maturities	$2,035,929	$1,974,720	$1,898,569	$1,812,081	$1,725,641

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,093	$2,093	$2,089	$2,077	$2,066
Corporate bonds
Energy	1,117	1,116	1,103	1,088	1,073
Technology	2,473	2,461	2,420	2,377	2,335
Other	1,309	1,228	1,225	1,218	1,211
Redeemable preferred stock	1,233	1,233	1,218	1,198	1,179

Total Trading Fixed Maturities	$8,225	$8,131	$8,055	$7,958	$7,864

Total Fixed Maturity Securities	$2,059,640	$1,998,154	$1,921,770	$1,834,819	$1,747,900

United Fire & Casualty Company Form 10-K   |   2009
To the extent actual results differ from the assumptions utilized; our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.
Equity Price Risk
Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options that we write from time to time to generate additional portfolio income. The carrying values of our equity securities are based on quoted market prices as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon the sale of the securities to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the issuer of securities, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.
Impact of Price Change
The following table details the effect on fair value for a positive and negative 10 percent price change on our equity portfolio for December 31, 2009 and 2008.

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities at:
December 31, 2009	$119,446	$132,718	$145,990
December 31, 2008	108,887	120,985	133,084
Foreign Currency Exchange Rate Risk
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
Credit Risk
We base our investment decisions on the credit characteristics of individual securities; however, within our municipal bond portfolio are a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2009 and 2008 has resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 95.1 percent and 95.3 percent were rated single A or above, and 70.0 percent and 68.9 percent were rated AA or above at December 31, 2009 and 2008, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We reviewed our investment portfolio pertaining to securities guaranteed by third parties, with both direct and indirect exposure. We have no direct exposure in any of the guarantors that guarantee our investments. Our largest indirect exposure with a single guarantor totaled $129.7 million or 31.5 percent of our insured municipal securities for December 31, 2009 as compared to $133.5 million or 31.7 percent for December 31, 2008. Our five largest indirect exposures to financial guarantors accounted for 79.6 percent and 79.0 percent of our insured municipal securities at December 31, 2009 and 2008, respectively.

United Fire & Casualty Company Form 10-K   |   2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
December 31, 2009 and 2008

(In Thousands, Except Per Share Data and Number of Shares)	2009	2008
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $9,720 in 2009 and $15,146 in 2008)	$9,605	$15,177
Available-for-sale, at fair value (amortized cost $2,075,733 in 2009 and $1,942,466 in 2008)	2,158,391	1,898,569
Equity securities, at fair value (cost $53,306 in 2009 and $66,246 in 2008)	132,718	120,985
Trading securities, at fair value (amortized cost $11,724 in 2009 and $8,713 in 2008)	12,613	8,055
Mortgage loans	7,328	7,821
Policy loans	7,947	7,808
Other long-term investments	15,880	11,216
Short-term investments	7,359	26,142

	$2,351,841	$2,095,773

Cash and cash equivalents	$190,852	$109,582
Accrued investment income	28,697	27,849
Premiums receivable (net of allowance for doubtful accounts of $688 in 2009 and $655 in 2008)	127,456	134,295
Deferred policy acquisition costs	92,505	158,265
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $30,812 in 2009 and $27,994 in 2008)	22,278	15,275
Reinsurance receivables and recoverables	40,936	60,275
Prepaid reinsurance premiums	1,673	1,559
Income taxes receivable	28,197	26,974
Deferred income taxes	—	8,297
Other assets	18,109	48,986

TOTAL ASSETS	$2,902,544	$2,687,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses:
Property and casualty insurance	$606,045	$586,109
Life insurance	1,321,600	1,167,665
Unearned premiums	206,010	216,966
Accrued expenses and other liabilities	84,934	74,649
Deferred income taxes	11,220	—

TOTAL LIABILITIES	$2,229,809	$2,045,389

Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,533,040 and 26,624,086 shares issued and outstanding in 2009 and 2008, respectively	$88,443	$88,747
Additional paid-in capital	139,403	138,511
Retained earnings	384,242	410,634
Accumulated other comprehensive income, net of tax	60,647	3,849

TOTAL STOCKHOLDERS’ EQUITY	$672,735	$641,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,902,544	$2,687,130

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K   |   2009
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data and Number of Shares)	2009	2008	2007

Revenues
Net premiums earned	$478,498	$503,375	$505,763
Investment income, net of investment expenses	106,075	107,577	122,439
Realized investment gains (losses)
Other-than-temporary impairment charges	(18,307)	(9,904)	(105)
All other realized gains (losses)	5,128	(479)	9,775

Total realized investment gains (losses)	(13,179)	(10,383)	9,670
Other income	799	880	654

	$572,193	$601,449	$638,526

Benefits, Losses and Expenses
Losses and loss settlement expenses	$382,494	$406,640	$260,714
Increase in liability for future policy benefits	23,897	23,156	15,666
Amortization of deferred policy acquisition costs	114,893	129,158	136,805
Other underwriting expenses	39,298	28,252	22,918
Disaster charges and other related expenses, net of recoveries	(1,335)	7,202	—
Interest on policyholders’ accounts	41,652	40,177	43,089

	$600,899	$634,585	$479,192

Income (loss) before income taxes	$(28,706)	$(33,136)	$159,334
Federal income tax expense (benefit)	(18,265)	(20,072)	47,942

Net income (loss)	$(10,441)	$(13,064)	$111,392

Weighted average common shares outstanding	26,590,458	26,959,875	27,568,742

Basic earnings (loss) per share	$(0.39)	$(0.48)	$4.04

Diluted earnings (loss) per share	$(0.39)	$(0.48)	$4.03

Cash dividends declared per share	$0.60	$0.60	$0.56

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K   |   2009
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data and Number of Shares)	2009	2008	2007

Common stock
Balance, beginning of year	$88,747	$90,653	$92,163
Shares repurchased (92,721 in 2009, 580,792 in 2008 and 497,500 in 2007)	(309)	(1,936)	(1,658)
Shares issued for stock-based awards (1,675 in 2009, 8,990 in 2008 and 44,395 in 2007)	5	30	148

Balance, end of year	$88,443	$88,747	$90,653

Additional paid-in capital
Balance, beginning of year	$138,511	$149,511	$161,533
Compensation expense and related tax benefit for stock-based award grants	2,107	1,744	1,710
Shares repurchased	(1,236)	(12,881)	(14,420)
Shares issued for stock-based awards	21	137	688

Balance, end of year	$139,403	$138,511	$149,511

Retained earnings
Balance, beginning of year	$410,634	$439,860	$343,761
Net income (loss)	(10,441)	(13,064)	111,392
Dividends on common stock ($0.60 per share in 2009 and 2008, $0.555 per share in 2007)	(15,951)	(16,162)	(15,293)

Balance, end of year	$384,242	$410,634	$439,860

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$3,849	$71,473	$83,351
Change in net unrealized appreciation (1)	56,948	(60,036)	(7,940)
Change in underfunded status of employee benefit plans (2)	(150)	(7,588)	(3,938)

Balance, end of year	$60,647	$3,849	$71,473

Summary of changes
Balance, beginning of year	$641,741	$751,497	$680,808
Net income (loss)	(10,441)	(13,064)	111,392
All other changes in stockholders’ equity accounts	41,435	(96,692)	(40,703)

Balance, end of year	$672,735	$641,741	$751,497

Comprehensive income (loss)
Net income (loss)	$(10,441)	$(13,064)	$111,392
Change in net unrealized appreciation (1)	56,948	(60,036)	(7,940)
Change in underfunded status of employee benefit plans (2)	(150)	(7,588)	(3,938)

Comprehensive income (loss) for the year	$46,357	$(80,688)	$99,514

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K   |   2009
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

(In Thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(10,441)	$(13,064)	$111,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion of bond premium (discount)	$2,951	$3,069	$(506)
Depreciation and amortization	3,533	3,616	3,573
Stock-based compensation expense	2,084	1,780	1,377
Realized investment (gains) losses	13,179	10,383	(9,670)
Net cash flows from trading investments	(2,492)	1,866	2,066
Deferred income tax expense (benefit)	(10,858)	(11,752)	2,429
Changes in:
Accrued investment income	(848)	582	(48)
Premiums receivable	6,839	(13,236)	5,630
Deferred policy acquisition costs	2,804	7,017	2,932
Reinsurance receivables	19,339	(14,800)	8,068
Prepaid reinsurance premiums	(114)	1,086	2,933
Income taxes receivable/payable	(1,223)	(19,535)	2,916
Other assets	1,851	(3,388)	(1,864)
Funds on deposit for Hurricane Katrina litigation	29,026	(29,026)	—
Future policy benefits and losses, claims and loss settlement expenses	45,474	121,498	(9,442)
Unearned premiums	(10,956)	(7,564)	(6,847)
Accrued expenses and other liabilities	10,054	(961)	(9,812)
Deferred income taxes	(275)	338	(467)
Other, net	482	5,995	1,120

Total adjustments	$110,850	$56,968	$(5,612)

Net cash provided by operating activities	$100,409	$43,904	$105,780

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$13,432	$6,724	$3,689
Proceeds from call and maturity of held-to-maturity investments	5,600	12,262	17,520
Proceeds from call and maturity of available-for-sale investments	348,581	358,248	326,345
Proceeds from short-term and other investments	31,937	127,516	60,454
Purchase of available-for-sale investments	(502,392)	(534,668)	(318,725)
Purchase of short-term and other investments	(16,672)	(67,766)	(103,967)
Net purchases and sales of property and equipment	(10,575)	(9,571)	(1,648)

Net cash used in investing activities	$(130,089)	$(107,255)	$(16,332)

Cash Flows From Financing Activities
Policyholders’ account balances:
Deposits to investment and universal life contracts	$264,994	$210,939	$217,691
Withdrawals from investment and universal life contracts	(136,597)	(259,723)	(279,417)
Payment of cash dividends	(15,951)	(16,162)	(15,293)
Issuance of common stock	26	167	836
Repurchase of common stock	(1,545)	(14,817)	(16,078)
Tax benefit (expense) from issuance of common stock	23	(36)	333

Net cash provided by (used in) financing activities	$110,950	$(79,632)	$(91,928)

Net change in cash and cash equivalents	$81,270	$(142,983)	$(2,480)
Cash and cash equivalents at beginning of year	109,582	252,565	255,045

Cash and cash equivalents at end of year	$190,852	$109,582	$252,565

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K   |   2009

United Fire & Casualty Company Form 10-K   |   2009
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include investments, DAC and future policy benefits and losses, claims and loss settlement expenses.
We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities.
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

United Fire & Casualty Company Form 10-K   |   2009
Property and Casualty Insurance Business
Premiums are reported in income on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of policies in-force.
Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are being amortized as premium revenue is being recognized. Policy acquisition costs deferred in 2009, 2008 and 2007 were $98,946,000, $111,521,000 and $123,362,000, respectively. Amortization of DAC in 2009, 2008 and 2007 totaled $105,606,000, $117,590,000 and $123,420,000, respectively. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and expenses to be incurred and certain other costs expected to be incurred as the premium is earned.
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
Life Insurance Business
Our whole life and term insurance (traditional business) premiums are reported as earned when due and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. On universal life and annuity policies (non-traditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.
The costs of acquiring new life business, principally commissions, certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated terms of non-traditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2009, 2008 and 2007 were $13,612,000, $10,620,000 and $10,511,000, respectively. Amortization of DAC in 2009, 2008 and 2007 totaled $9,287,000, $11,568,000 and $13,385,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of DAC for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
The effect on DAC that results from the assumed realization of unrealized gains (losses) is recognized with an offset to unrealized investment appreciation (depreciation) as of the balance sheet dates. In 2009, pre-tax adjustments decreased DAC by $63,425,000. In 2008, pre-tax adjustments increased DAC by $36,284,000.
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

United Fire & Casualty Company Form 10-K   |   2009
Investments
Investments in held-to-maturity fixed maturities are recorded at amortized cost. We have the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturities, trading securities and equity securities are recorded at fair value. Other long-term investments are recorded on the equity method of accounting. Mortgage loans are recorded at cost. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2009 and 2008, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,464,406,000 and $1,270,181,000, respectively.
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
In 2009, 2008 and 2007, we wrote-down certain holdings in our investment portfolio as a result of other-than-temporary impairment (“OTTI”) charges and recorded a pre-tax realized loss of $18,307,000, $9,904,000 and $105,000, respectively. None of the OTTI charges were considered to have a noncredit related loss component. We continue to review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” for a discussion of our accounting policy for impairment recognition.
Reinsurance
Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 5 “Reinsurance” for a discussion of our reinsurance operations.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, nonnegotiable certificates of deposit with original maturities of twelve months or less and money market accounts.
We made payments for income taxes of $4,324,000, $13,817,000 and $50,513,000 during 2009, 2008 and 2007, respectively. In addition, we received refunds totaling $10,256,000, $2,904,000 and $7,783,000 in 2009, 2008 and 2007, respectively, due to the carryback of losses. There were no significant payments of interest in 2009, 2008 and 2007, other than payments to policyholders’ accounts related to non-traditional life insurance business.
Property, Equipment and Depreciation
Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the underlying assets. Depreciation expense totaled $3,473,000, $3,556,000 and $3,513,000 for 2009, 2008 and 2007, respectively.

United Fire & Casualty Company Form 10-K   |   2009
Amortization of Intangibles
Our intangibles are composed entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset, with any impairment being charged to operations in the period that the impairment was recognized. We did not recognize an impairment write-down to the carrying value of our intangibles in 2009, 2008 or 2007.
Amortization expense totaled $60,000 for each of the three years ended December 31, 2009, 2008 and 2007.
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
We have recognized no liability for unrecognized tax benefits at December 31, 2009 or 2008 or at any time during 2009 or 2008. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file income tax returns under U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004 and state income tax examination for years before 2004. There are no ongoing examinations of income tax returns by federal or state tax authorities.
Contingent Liabilities
Legal Proceedings
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of December 31, 2009, there were approximately 215 individual policyholder cases pending, and an additional seven class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
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

United Fire & Casualty Company Form 10-K   |   2009
In light of an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, state and federal courts have been reviewing the pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In the twelve months ended December 31, 2009 we resolved approximately 200 of the lawsuits, which were pending at December 31, 2008.
In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claim were at least partially denied or allegedly misadjusted. We appealed this order as we feel it was not supported by the evidence. On October 14, 2009, we were notified that our appeal to the Louisiana Fourth Circuit Court of Appeals was denied. We are seeking review of this decision at the Louisiana Supreme Court. Our petition for review remains pending at December 31, 2009. We have reserved each case based on the estimated exposure attributable to our policy. However, in the event that our request for relief is denied, we may increase reserves.
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
We consider all of our other litigation pending as of December 31, 2009 to be ordinary, routine, and incidental to our business.
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
For 2009, 2008 and 2007, we recognized stock-based compensation expense of $2,084,000, $1,780,000 and $1,377,000, respectively. As of December 31, 2009, we have $3,739,000 in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation will be recognized over a term of five years, except with respect to awards that are accelerated by the Board of Directors, in which case any remaining compensation expense would be recognized in the period in which the awards are accelerated.

United Fire & Casualty Company Form 10-K   |   2009
Securities Lending
We participate in a securities lending program administered by The Northern Trust Company (“Northern Trust”), which generates investment income and provides discounts on other investment fees we are charged by Northern Trust. Pursuant to the lending agreement, certain of our fixed maturity securities are loaned to other institutions for short periods of time. Borrowers of these securities must deposit collateral, which is generally in the form of cash, with Northern Trust, as our agent, that is equal to at least 102% of the market value of the loaned securities plus accrued interest. The value of the loaned securities is marked to market daily by Northern Trust at an aggregate level per borrower. As the market value of the loaned securities fluctuates, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower in order to maintain the collateral level at 102%. We retain the right to terminate the loan at any time, whereupon the borrower must return the loaned securities to Northern Trust. If the borrower defaults and does not return the securities, Northern Trust will use the deposited collateral to purchase equivalent securities for us. However, we would receive the deposited collateral in place of the borrowed securities if Northern Trust is unable to purchase equivalent securities. Our participation in the securities lending program generated investment income of $139,000 in 2009 and $89,000 in 2008. There were no securities on loan under the program at December 31, 2009 and 2008. We resumed our participation in the securities lending program in January 2010.
Adopted Accounting Standards
Business Combinations
In December 2007, the FASB issued revised guidance on accounting for business combinations, which addresses the manner in which an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, the revised guidance provides instruction on the recognition and measurement of goodwill, as well as instruction specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. We will apply the revised guidance prospectively to business combinations occurring on or after January 1, 2009. The adoption of the revised guidance did not have any impact on the amounts reported in our Consolidated Financial Statements.
Subsequent Events
In February 2010, the FASB updated the accounting guidance on evaluating subsequent events. The updated guidance continues to require an entity to evaluate subsequent events through the date the entity’s financial statements are issued, however, the entity is no longer required to disclose the date through which subsequent events were evaluated. The updated guidance was effective upon issuance. We did not identify any material subsequent events for reporting in the Consolidated Financial Statements.
Fair Value Measurements
In April 2009, the FASB issued interpretative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions are not orderly. Under the guidance, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of the guidance did not have any impact on the amounts reported in our Consolidated Financial Statements.

United Fire & Casualty Company Form 10-K   |   2009
Other-Than-Temporary Impairment of Investments
In April 2009, the FASB issued accounting guidance on the recognition and presentation of OTTI charges for fixed maturity securities that are classified as available-for-sale and held-to-maturity. The guidance replaces the current requirement that an entity have the positive intent and ability to hold an impaired security until recovery of its amortized cost basis in order to conclude an impairment was not other-than-temporary. The guidance adds the requirement that management not intend to sell the impaired security and that it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the guidance requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge with an offset for any noncredit-related loss component of the OTTI charge to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period.
The guidance also requires extensive disclosures for both fixed maturity securities and equity securities on an interim and annual basis to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined along with a roll forward of such amount for each reporting period. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have any impact on our consolidated financial position or results of operations.
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued accounting guidance that requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement benefit plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The adoption of the guidance did not have any impact on our consolidated financial position or results of operations.
Pending Accounting Standards
In January 2010, the FASB issued revised accounting guidance that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with an explanation for the transfers. Additionally, a separate disclosure is required for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements. The guidance also provides additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements, categorized as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Our adoption of the guidance effective January 1, 2010, will not have a material impact on our consolidated financial position or results of operations. However, we are currently evaluating the impact the adoption of the guidance will have on the disclosures made in our Consolidated Financial Statements.

United Fire & Casualty Company Form 10-K   |   2009
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2009 and 2008, is as follows:

December 31, 2009	(In Thousands)

		Gross	Gross
	Cost or	Unrealized	Unrealized
Type of Investment	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$955	$21	$—	$976
Mortgage-backed securities	534	73	—	607
States, municipalities and political subdivisions
General obligations	1,478	21	5	1,494
Special revenue	6,638	163	158	6,643

Total Held-to-Maturity Fixed Maturities	$9,605	$278	$163	$9,720

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,452	$1,500	$—	$18,952
Mortgage-backed securities	2	—	—	2
US Treasury	35,278	564	192	35,650
Agency	71,667	6	1,048	70,625
States, municipalities and political subdivisions
General obligations	371,098	19,408	128	390,378
Special revenue	219,991	8,605	1,234	227,362
Foreign bonds
Canadian	55,979	2,847	—	58,826
Other	79,115	3,571	272	82,414
Public utilities
Electric	212,699	11,603	298	224,004
Natural gas	54,936	2,870	—	57,806
Other	3,597	181	—	3,778
Corporate bonds
Banks, trusts and insurance companies	287,409	10,061	8,261	289,209
Transportation	30,427	1,775	15	32,187
Energy	145,933	6,653	247	152,339
Technology	84,123	5,180	131	89,172
Basic industry	105,631	4,266	330	109,567
Credit cyclicals	69,686	2,912	13	72,585
Other	230,710	13,874	1,049	243,535

Total Available-For-Sale Fixed Maturities	$2,075,733	$95,876	$13,218	$2,158,391

Equity securities
Common stocks
Public utilities
Electric	$6,646	$3,649	$262	$10,033
Natural gas	838	846	—	1,684
Banks, trusts and insurance companies
Banks	6,517	29,503	131	35,889
Insurance	3,129	8,634	111	11,652
Other	1,505	437	—	1,942
All other common stocks
Transportation	38	1,555	—	1,593
Energy	4,903	4,650	24	9,529
Technology	8,100	5,995	185	13,910
Basic industry	7,156	6,403	110	13,449
Credit cyclicals	1,402	1,774	—	3,176
Other	11,611	17,241	20	28,832
Nonredeemable preferred stocks	1,461	—	432	1,029

Total Available-for-Sale Equity Securities	$53,306	$80,687	$1,275	$132,718

Total Available-for-Sale Securities	$2,129,039	$176,563	$14,493	$2,291,109

United Fire & Casualty Company Form 10-K   |   2009

	(In Thousands)
		Gross	Gross
December 31, 2008	Cost or	Unrealized	Unrealized
Type of Investment	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$1,900	$51	$	$1,951
Mortgage-backed securities	641	58	—	699
States, municipalities and political subdivisions
General obligations	2,281	35	—	2,316
Special revenue	9,290	208	270	9,228
All other corporate bonds	1,065	—	113	952

Total Held-to-Maturity Fixed Maturities	$15,177	$352	$383	$15,146

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,368	$1,023	$	$18,391
Mortgage-backed securities	3	—	—	3
US Treasury	25,333	1,258	—	26,591
Agency	99,814	269	233	99,850
States, municipalities and political subdivisions
General obligations	367,370	10,122	821	376,671
Special revenue	225,069	4,538	2,491	227,116
Foreign bonds
Canadian	33,046	349	2,245	31,150
Other	47,363	525	1,335	46,553
Public utilities
Electric	201,847	1,386	6,798	196,435
Natural gas	54,327	587	731	54,183
Other	4,213	484	2	4,695
Corporate bonds
Banks, trusts and insurance companies	318,964	1,209	28,818	291,355
Transportation	29,291	205	486	29,010
Energy	90,211	1,017	2,362	88,866
Technology	73,707	1,205	2,388	72,524
Basic industry	85,517	519	3,519	82,517
Credit cyclicals	56,979	368	5,394	51,953
Other	212,044	2,861	14,199	200,706

Total Available-For-Sale Fixed Maturities	$1,942,466	$27,925	$71,822	$1,898,569

Equity securities
Common stocks
Public utilities
Electric	$7,681	$2,501	$376	$9,806
Natural gas	838	552	—	1,390
Other	2	2	—	4
Banks, trusts and insurance companies
Banks	7,166	28,274	—	35,440
Insurance	4,234	9,802	35	14,001
Other	139	335	—	474
All other common stocks
Transportation	189	1,185	—	1,374
Energy	5,057	3,640	1,067	7,630
Technology	8,706	2,991	750	10,947
Basic industry	11,674	1,775	3,055	10,394
Credit cyclicals	5,959	388	2,372	3,975
Other	13,140	13,671	1,946	24,865
Nonredeemable preferred stocks	1,461	—	776	685

Total Available-for-Sale Equity Securities	$66,246	$65,116	$10,377	$120,985

Total Available-for-Sale Securities	$2,008,712	$93,041	$82,199	$2,019,554

United Fire & Casualty Company Form 10-K   |   2009
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
(In Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2009	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$255	$259	$157,058	$159,491	$—	$—
Due after one year through five years	7,206	7,184	1,058,214	1,111,359	5,657	6,101
Due after five years through 10 years	655	694	707,376	730,625	—	—
Due after 10 years	—	—	135,631	137,962	6,067	6,512
Mortgage-backed securities	534	607	2	2	—	—
Collateralized mortgage obligations	955	976	17,452	18,952	—	—

	$9,605	$9,720	$2,075,733	$2,158,391	$11,724	$12,613

Realized Investment Gains and Losses
The proceeds and gross realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In Thousands)
Years Ended December 31	2009	2008	2007
Proceeds from sales	$13,432	$6,724	$3,689
Gross realized gains	2,009	151	929
Gross realized losses	(890)	(74)	—
There were no sales of held-to-maturity securities in 2009, 2008 and 2007.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $12,613,000 and $8,055,000 at December 31, 2009 and 2008, respectively.
The realized gains (losses) attributable to the change in fair value of trading securities still held at December 31, 2009, 2008 and 2007 were $1,547,000, $(1,528,000) and $(480,000), respectively.

United Fire & Casualty Company Form 10-K   |   2009
A summary of realized investment gains (losses) and a summary of net changes in unrealized investment appreciation, less applicable income taxes, are as follows:

(In Thousands)
Years Ended December 31	2009	2008	2007
Realized investment gains (losses)
Fixed maturities	$(4,117)	$(11,728)	$2,078
Equity securities	(11,362)	1,427	6,020
Trading securities	1,965	(82)	1,572
Other long-term investments	332	—	—
Short-term investments	3	—	—

Total realized investment gains (losses)	$(13,179)	$(10,383)	$9,670

Net changes in unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$151,228	$(128,646)	$(8,382)
Deferred policy acquisition costs	(63,425)	36,284	(3,831)
Income tax effect	(30,855)	32,326	4,273

Change in net unrealized appreciation, net of tax	$56,948	$(60,036)	$(7,940)

Net Investment Income
Net investment income for the years ended December 31, 2009, 2008 and 2007, is composed of the following:

(In Thousands)
Years Ended December 31	2009	2008	2007
Investment income
Interest on fixed maturities	$106,023	$100,755	$103,632
Dividends on equity securities	3,950	5,749	6,190
Loss on other long-term investments (1)	(1,133)	(4,442)	(954)
Interest on mortgage loans	587	851	1,712
Interest on short-term investments	558	3,127	2,634
Interest on cash and cash equivalents	1,094	4,710	12,327
Other	1,253	1,588	1,208

Total investment income	$112,332	$112,338	$126,749
Less investment expenses	6,257	4,761	4,310

Investment income, net	$106,075	$107,577	$122,439

(1)	Includes an adjustment for the changes in value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of December 31, 2009, our remaining potential contractual obligation was $13.1 million.

United Fire & Casualty Company Form 10-K   |   2009
Unrealized Depreciation
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires OTTI charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
The tables on the following pages present a summary of fixed maturity and equity securities that were in an unrealized loss position at December 31, 2009 and 2008. It is possible that we could recognize OTTI charges in future periods on securities that we held at December 31, 2009, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time as the value recovers or the securities mature.
We have evaluated the unrealized losses reported for all of our equity securities at December 31, 2009, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at December 31, 2009. Specifically, the unrealized losses reported for individual securities that have been in an unrealized loss position for greater than twelve months has fluctuated significantly during 2009. Our largest unrealized loss greater than twelve months on an individual equity security at December 31, 2009 was $180,000. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

United Fire & Casualty Company Form 10-K   |   2009

	Less than 12 months			12 months or longer			Total
(In Thousands)			Gross			Gross		Gross
December 31, 2009	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	1	$300	$5	—	$—	$—	$300	$5
Special revenue	—	—	—	1	679	158	679	158

Total Held-to-Maturity Fixed Maturities	1	$300	$5	1	$679	$158	$979	$163

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
US Treasury	5	$11,772	$192	—	$—	$—	$11,772	$192
Agency	5	24,755	246	10	42,198	802	66,953	1,048
States, municipalities and political subdivisions
General obligations	2	966	23	3	2,118	105	3,084	128
Special revenue	21	22,892	463	10	9,401	771	32,293	1,234
Foreign bonds
Other	2	1,329	19	4	10,492	253	11,821	272
Public utilities
Electric	1	4,958	99	6	7,761	199	12,719	298
Corporate bonds
Banks, trusts and insurance companies	13	20,789	813	46	70,871	7,448	91,660	8,261
Transportation	—	—	—	1	1,997	15	1,997	15
Energy	1	3,189	37	5	9,710	210	12,899	247
Technology	4	8,263	65	1	952	66	9,215	131
Basic industry	6	15,843	136	2	4,806	194	20,649	330
Credit cyclicals	3	5,217	13	—	—	—	5,217	13
Other	1	3,270	72	7	16,892	977	20,162	1,049

Total Available-For-Sale Fixed Maturities	64	$123,243	$2,178	95	$177,198	$11,040	$300,441	$13,218

Equity securities
Common stocks
Public utilities
Electric	—	$—	$—	12	$2,074	$262	$2,074	$262
Banks, trusts and insurance companies
Banks	—	—	—	1	425	131	425	131
Insurance	2	299	46	3	391	65	690	111
All other common stock
Energy	—	—	—	2	188	24	188	24
Technology	—	—	—	5	2,235	185	2,235	185
Basic industry	—	—	—	2	151	110	151	110
Other	—	—	—	3	258	20	258	20
Nonredeemable preferred stocks	—	—	—	5	1,030	432	1,030	432

Total Available-for-Sale Equity Securities	2	$299	$46	33	$6,752	$1,229	$7,051	$1,275

Total Available-for-Sale Securities	66	$123,542	$2,224	128	$183,950	$12,269	$307,492	$14,493

Total	67	$123,842	$2,229	129	$184,629	$12,427	$308,471	$14,656

United Fire & Casualty Company Form 10-K   |   2009

	Less than 12 months			12 months or longer			Total
(In Thousands)			Gross			Gross		Gross
December 31, 2008	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	1	$704	$270	$704	$270
Corporate bonds	6	952	113	—	—	—	952	113

Total Held-to-Maturity Fixed Maturities	6	$952	$113	1	$704	$270	$1,656	$383

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Agency	3	$11,906	$178	1	$8,072	$55	$19,978	$233
States, municipalities and political subdivisions
General obligations	32	27,912	539	10	7,432	282	35,344	821
Special revenue	43	46,904	1,338	15	14,581	1,153	61,485	2,491
Foreign bonds
Canadian	9	26,402	1,315	1	2,797	930	29,199	2,245
Other foreign	9	30,076	1,335	—	—	—	30,076	1,335
Public utilities
Electric	33	112,462	4,375	6	24,123	2,423	136,585	6,798
Natural gas	8	25,533	731	—	—	—	25,533	731
Other	1	356	2	—	—	—	356	2
Corporate bonds
Banks, trusts and insurance companie	47	149,356	11,378	28	78,755	17,440	228,111	28,818
Transportation	7	18,823	486	—	—	—	18,823	486
Energy	16	47,647	2,362	—	—	—	47,647	2,362
Technology	12	39,420	1,344	1	3,790	1,044	43,210	2,388
Basic industry	19	51,424	3,494	1	975	25	52,399	3,519
Credit cyclicals	10	41,770	4,691	1	3,030	703	44,800	5,394
Other	30	96,310	6,026	8	19,120	8,173	115,430	14,199

Total Available-For-Sale Fixed Maturities	279	$726,301	$39,594	72	$162,675	$32,228	$888,976	$71,822

Equity securities
Public utilities
Electric	1	$535	$100	2	$382	$276	$917	$376
Banks
Insurance		—	—	2	422	35	422	35
All other common stock
Energy	2	2,328	1,067	—	—	—	2,328	1,067
Technology	5	3,836	750	—	—	—	3,836	750
Basic industry	4	4,481	3,055	—	—	—	4,481	3,055
Credit cyclicals	—	—	—	1	3,471	2,372	3,471	2,372
Other	5	752	1,556	2	1,207	390	1,959	1,946
Nonredeemable preferred stocks	1	514	717	1	171	59	685	776

Total Available-for-Sale Equity Securities	18	$12,446	$7,245	8	$5,653	$3,132	$18,099	$10,377

Total Available-for-Sale Securities	297	$738,747	$46,839	80	$168,328	$35,360	$907,075	$82,199

Total	303	$739,699	$46,952	81	$169,032	$35,630	$908,731	$82,582

United Fire & Casualty Company Form 10-K   |   2009
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
Our other long-term investments consist primarily of holdings in limited liability partnership funds that are valued by the various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value at December 31, 2009 and 2008.
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
A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2009 and 2008 is as follows:

At December 31	2009		2008
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$9,720	$9,605	$15,146	$15,177
Available-for-sale fixed maturities	2,158,391	2,158,391	1,898,569	1,898,569
Trading securities	12,613	12,613	8,055	8,055
Equity securities	132,718	132,718	120,985	120,985
Mortgage loans	8,229	7,328	8,719	7,821
Policy loans	7,947	7,947	7,808	7,808
Other long-term investments	15,880	15,880	11,216	11,216
Short-term investments	7,359	7,359	26,142	26,142
Cash and cash equivalents	190,852	190,852	109,582	109,582
Accrued investment income	28,697	28,697	27,849	27,849
Liabilities
Policy Reserves
Annuity (accumulations) (1)	$1,087,457	$914,003	$748,506	$786,063
Annuity (benefit payments)	85,336	77,025	69,976	73,094

(1)	Annuity accumulations represent deferred annuity contracts which are currently earning interest.

United Fire & Casualty Company Form 10-K   |   2009
FASB guidance on fair value measurements includes the application of a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments are categorized into a three level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the financial instrument.
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
To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers that we have had several years’ experience with and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2009, was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, and credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable FASB guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis, at which time the classification of certain financial instruments may change if the input observations have changed.

United Fire & Casualty Company Form 10-K   |   2009
The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2009 and 2008:

(In Thousands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$18,952	$—	$18,952	$—
Mortgage-backed securities	2	—	2	—
US Treasury	35,650	—	35,650	—
Agency	70,625	—	70,625	—
States, municipalities and political subdivisions
General obligations	390,378	—	390,378	—
Special revenue	227,362	—	226,252	1,110
Foreign bonds
Canadian	58,826	—	58,826	—
Other	82,414	—	81,020	1,394
Public utilities
Electric	224,004	—	223,934	70
Natural gas	57,806	—	57,806	—
Other	3,778	—	3,778	—
Corporate bonds
Banks, trusts and insurance companies	289,209	—	275,181	14,028
Transportation	32,187	—	32,187	—
Energy	152,339	—	152,339	—
Technology	89,172	—	89,172	—
Basic industry	109,567	—	104,761	4,806
Credit cyclicals	72,585	—	69,737	2,848
Other	243,535	—	237,332	6,203

Total Available-For-Sale Fixed Maturities	$2,158,391	$—	$2,127,932	$30,459

Equity securities
Common stocks
Public utilities
Electric	$10,033	$10,033	$—	$—
Natural gas	1,684	1,684	—	—
Banks	35,889	35,889	—	—
Insurance	11,652	11,652	—	—
Other	1,942	1,942	—	—
All other common stocks
Transportation	1,593	1,593	—	—
Energy	9,529	9,529	—	—
Technology	13,910	13,879	31	—
Basic industry	13,449	13,449	—	—
Credit cyclicals	3,176	3,176	—	—
Other	28,832	28,573	259	—
Nonredeemable preferred stocks	1,029	1,029	—	—

Total Available-for-Sale Equity Securities	$132,718	$132,428	$290	$—

Total Available-for-Sale Securities	$2,291,109	$132,428	$2,128,222	$30,459

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,689	$—	$2,689	$—
Public utilities	1,460	—	1,460	—
Corporate bonds
Energy	2,310	—	2,310	—
Technology	4,314	—	4,314	—
Other	532	211	321	—
Redeemable Preferred Stock	1,308	1,308	—	—

Total Trading Fixed Maturities	$12,613	$1,519	$11,094	$—

Short-Term Investments	$7,359	$1,100	$6,005	$254

Money Market Accounts	$96,163	$96,163	$—	$—

Total Assets	$2,407,244	$231,210	$2,145,321	$30,713

United Fire & Casualty Company Form 10-K   |   2009

(In Thousands)		Fair Value Measurements
Description	December 31, 2008	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$18,391	$—	$18,391	$—
Mortgage-backed securities	3	—	3	—
US Treasury	26,591	—	26,591	—
Agency	99,850	—	99,850	—
States, municipalities and political subdivisions
General obligations	376,671	—	376,671	—
Special revenue	227,116	—	225,906	1,210
Foreign bonds
Canadian	31,150	—	31,150	—
Other	46,553	—	46,253	300
Public utilities
Electric	196,435	—	196,435	—
Natural gas	54,183	—	54,183	—
Other	4,695	—	4,695	—
Corporate bonds
Banks, trusts and insurance companies	291,355	—	286,829	4,526
Transportation	29,010	—	29,010	—
Energy	88,866	—	88,866	—
Technology	72,524	—	72,524	—
Basic industry	82,517	—	82,517	—
Credit cyclicals	51,953	—	51,735	218
Other	200,706	—	200,706	—

Total Available-For-Sale Fixed Maturities	$1,898,569	$—	$1,892,315	$6,254

Equity securities
Common stocks
Public utilities
Electric	$9,806	$9,806	$—	$—
Natural gas	1,390	1,390	—	—
Other	4	4	—	—
Banks, trusts and insurance companies
Banks	35,440	34,608	832	—
Insurance	14,001	13,163	—	838
Other	474	474	—	—
All other common stocks
Transportation	1,374	1,374	—	—
Energy	7,630	7,630	—	—
Technology	10,947	10,945	2	—
Basic industry	10,394	10,212	182	—
Credit cyclicals	3,975	3,975	—	—
Other	24,865	23,999	367	499
Nonredeemable preferred stocks	685	—	171	514

Total Available-for-Sale Equity Securities	$120,985	$117,580	$1,554	$1,851

Total Available-for-Sale Securities	$2,019,554	$117,580	$1,893,869	$8,105

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,089	$—	$2,089	$—
Corporate bonds
Energy	1,103	—	1,103	—
Technology	2,420	—	2,420	—
Other	1,225	—	1,225	—
Redeemable Preferred Stock	1,218	—	1,218	—

Total Trading Fixed Maturities	$8,055	$—	$8,055	$—

Short-Term Investments	$26,142	$26,142	$—	$—

Money Market Accounts	$70,742	$70,742	$—	$—

Total Assets	$2,124,493	$214,464	$1,901,924	$8,105

United Fire & Casualty Company Form 10-K   |   2009
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
The following table provides a summary of the changes in fair value of our Level 3 securities for 2009:

	Available-for-sale	Equity	Short-term
(In Thousands)	fixed maturities	securities	investments	Total
Balance at January 1, 2009	$6,254	$1,851	$—	$8,105
Realized losses (1)	(1)	—	—	(1)
Unrealized gains (1)	331	—	—	331
Purchases and disposals	65	—	254	319
Transfers in	26,010	—	—	26,010
Transfers out	(2,200)	(1,851)	—	(4,051)

Balance at December 31, 2009	$30,459	$—	$254	$30,713

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The amount reported in the previous table as “transfers in” consisted of $22,760,000 in available-for-sale fixed maturities that were primarily private placement securities that had no observable price available at December 31, 2009, and $3,250,000 of available-for-sale fixed maturities that were subsequently reclassified, as a disposal, to other long-term investments due to bankruptcy reorganization. The $4,051,000 in “transfers out” resulted from available-for-sale fixed maturities and equity securities that previously had no observable market price at December 31, 2008, but for which observable prices were available at December 31, 2009.

United Fire & Casualty Company Form 10-K   |   2009
The following table provides a summary of the changes in fair value of our Level 3 securities for 2008:

	Available-for-sale	Equity
(In Thousands)	fixed maturities	securities	Total
Balance at January 1, 2008	$1,527	$1,277	$2,804
Realized losses (1)	(8,473)	—	(8,473)
Unrealized gains (losses) (1)	(113)	60	(53)
Amortization	(37)	—	(37)
Purchases and disposals	(96)	—	(96)
Transfers in	13,446	514	13,960

Balance at December 31, 2008	$6,254	$1,851	$8,105

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The amounts reported in the previous table as realized and unrealized losses and transfers in relate primarily to the life insurance segment’s holdings of certain fixed maturity securities in default, for which an OTTI charge of $8,473,000 was recorded in 2008.
NOTE 4. SHORT-TERM BORROWINGS
We maintain a $50,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. No outstanding loan balances existed at December 31, 2009 and 2008, and we did not borrow against this line of credit in 2009, 2008 or 2007.
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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. At December 31, 2009, there were no reinsurance balances for which collection is at risk that would result in a material impact on our Consolidated Financial Statements.
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

United Fire & Casualty Company Form 10-K   |   2009
Premiums, and loss and loss settlement expenses related to our ceded and assumed business is as follows:

(In Thousands)
Years Ended December 31	2009	2008	2007
Ceded Business:
Ceded premiums written	$37,039	$37,127	$41,046
Ceded premiums earned	36,925	38,212	43,979
Loss and loss settlement expenses ceded	5,942	24,485	9,278

Assumed Business:
Assumed premiums written	$7,820	$12,660	$16,907
Assumed premiums earned	7,904	12,953	17,647
Loss and loss settlement expenses assumed	5,818	4,122	8,211
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance treaties, which remained the same for both 2009 and 2008. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty. For 2010, our umbrella excess of loss treaty will be included in the casualty excess of loss treaty and will no longer be a separate treaty.

	2009 and 2008 Reinsurance Programs
(Dollars in Thousands)	Stated
Type of Reinsurance Treaty	Retention	Limits	Coverage
Casualty excess of loss	2,000	20,000	100% of $18,000
Property excess of loss	2,000	12,000	100% of $10,000
Umbrella excess of loss	1,000	10,000	100% of $9,000
Surety excess of loss	1,500	22,500	88% of $21,000
Property catastrophe, excess	20,000	200,000	95% of $180,000
Boiler and machinery	N/A	50,000	100% of $50,000
In the event that we incur catastrophe losses and loss settlement expenses that exceed the coverage limits of our reinsurance program, our property catastrophe treaty provides one guaranteed reinstatement. In such an instance, we are required to pay the reinsurers a reinstatement premium at 100 percent of the original premium, which will reinstate the full amount of reinsurance available under the property catastrophe treaty.
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

United Fire & Casualty Company Form 10-K   |   2009
We began the assumption of credit life and accident and health insurance in 2002. We discontinued this practice in 2004. We have an immaterial exposure related to our assumed reinsurance contracts that are in a runoff status.

(In Thousands)
Years Ended December 31	2009	2008	2007
Ceded Business:
Ceded insurance in-force	$910,775	$836,784	$737,561
Ceded premiums earned	1,935	1,729	1,664
Loss and loss settlement expenses ceded	809	1,588	813

Assumed Business:
Assumed insurance in-force	$120	$322	$1,458
Assumed premiums earned	2	10	36
Loss and loss settlement expenses assumed	14	15	29
The ceding of insurance does not legally discharge United Life Insurance Company from primary liability under its policies. United Life Insurance Company must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 98.7 percent of ceded life insurance in-force as of December 31, 2009, has been ceded to five reinsurers.
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
The following table provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2009, 2008 and 2007 (net of reinsurance amounts). The deficiency in 2009 and 2008 was attributable to an increase we made in our prior accident year loss reserves due to additional development from Hurricane Katrina. The additional development included a federal court ruling and subsequent judgment, for which the awarded amount of $28,868,000 was paid in 2009, and deterioration in our other liability lines of business, which includes claims for construction defects.
The favorable development in 2007 resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This reestimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and from changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized is the development of reserves for IBNR loss and loss settlement expenses at a level significantly less than anticipated at December 31 of the prior year. We attribute the favorable development in 2007 to the fact that during preceding years, we had experienced abnormally low levels of noncatastrophe claims frequency, due to improvements in our underwriting process.

United Fire & Casualty Company Form 10-K   |   2009
We did not alter our reserving process during 2009.
Conditions and trends that have affected the reserve development for a given year may change. Therefore, such development cannot be used to extrapolate future reserve redundancies or deficiencies.

(In Thousands)
Years Ended December 31	2009	2008	2007
Gross liability for losses and loss settlement expenses at beginning of year	$586,109	$496,083	$518,886
Ceded loss and loss settlement expenses	(52,508)	(38,800)	(40,560)

Net liability for losses and loss settlement expenses at beginning of year	$533,601	$457,283	$478,326

Losses and loss settlement expenses incurred for claims occurring during
Current year	$339,506	$392,801	$291,046
Prior years	26,215	548	(45,201)

Total incurred	$365,721	$393,349	$245,845

Losses and loss settlement expense payments for claims occurring during
Current year	$131,507	$176,882	$118,295
Prior years	195,524	140,149	148,593

Total paid	$327,031	$317,031	$266,888

Net liability for losses and loss settlement expenses at end of year	$572,291	$533,601	$457,283
Ceded loss and loss settlement expenses	33,754	52,508	38,800

Gross liability for losses and loss settlement expenses at end of year	$606,045	$586,109	$496,083

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
NOTE 7. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2009, 2008 and 2007 and net income (loss) for the years then ended are as follows:

	Statutory	Statutory
(In Thousands)	Capital and Surplus	Net Income (Loss)
2009
Property and casualty (1)	$556,265	$(12,350)
Life, accident and health	160,179	3,523

2008
Property and casualty (1)	$553,058	$(3,203)
Life, accident and health	157,003	646

2007
Property and casualty (1)	$648,451	$105,083
Life, accident and health	164,168	15,115

(1)	Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus and therefore represents our total consolidated statutory capital and surplus.

United Fire & Casualty Company Form 10-K   |   2009
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
Our property and casualty and life insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No permitted accounting practices were used to prepare our statutory-basis financial statements during 2009, 2008 and 2007.
We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. At December 31, 2009, both United Life Insurance Company and United Fire and its property and casualty subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels.
The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $55,626,000 in dividend distributions to stockholders in 2010 without prior approval. We paid dividends of $15,951,000, $16,162,000 and $15,293,000 in 2009, 2008 and 2007, respectively. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. In 2009, 2008 and 2007, United Fire received $4,000,000 in dividends from United Life Insurance Company. Also, in 2007, United Fire received an $8,000,000 dividend from American Indemnity Financial Corporation. These intercompany dividend payments are eliminated in our Consolidated Financial Statements.
NOTE 8. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

(In Thousands)
Years Ended December 31	2009	2008	2007
Current	$(7,132)	$(8,658)	$45,980
Deferred	(11,133)	(11,414)	1,962

Total	$(18,265)	$(20,072)	$47,942

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 35 percent to the amount recorded in the accompanying Consolidated Financial Statements is as follows:

(In Thousands)
Years Ended December 31	2009	2008	2007
Computed expected income tax expense (benefit)	$(10,048)	$(11,598)	$55,766
Tax-exempt municipal bond interest income	(7,411)	(6,954)	(6,138)
Nontaxable dividend income	(788)	(1,219)	(1,289)
Valuation allowance reduction	—	—	(548)
Other, net	(18)	(301)	151

Federal income tax expense (benefit)	$(18,265)	$(20,072)	$47,942

United Fire & Casualty Company Form 10-K   |   2009
The significant components of the net deferred tax liability (asset) at December 31, 2009 and 2008 are as follows:

(In Thousands)
December 31	2009	2008
Deferred tax liabilities
Net unrealized appreciation on investment securities	$56,715	$3,785
Deferred policy acquisition costs	28,276	52,041
Pension	3,384	3,891
Net bond discount accretion and premium amortization	2,755	2,342
Miscellaneous	2,076	1,850

Gross deferred tax liability	$93,206	$63,909

Deferred tax assets
Financial statement reserves in excess of income tax reserves	$30,958	$27,043
Unearned premium adjustment	14,225	14,984
Net operating loss carry forwards	5,647	5,647
Underfunded benefit plan obligation	11,762	11,681
Postretirement benefits other than pensions	6,802	6,121
Investment impairments	9,829	4,603
Salvage and subrogation	1,515	1,565
Stock options	2,130	1,422
Miscellaneous	4,765	4,787

Gross deferred tax asset	$87,633	$77,853
Valuation allowance	(5,647)	(5,647)

Deferred tax asset	$81,986	$72,206

Net deferred tax liability (asset)	$11,220	$(8,297)

As of December 31, 2009, we have a gross deferred tax asset for net operating loss carryforwards totaling $17,215,000, all of which was acquired as part of our purchase of American Indemnity Financial Corporation. Net operating loss carryforwards totaling $769,000 and $5,491,000 expire in 2010 and 2011, respectively, and can only be used to offset future income of our property and casualty insurance segment. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. At December 31, 2009, we recorded a valuation allowance of $5,647,000. As we determine that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to our federal income tax expense in the period of such determination.
NOTE 9. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Other Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan (“pension plan”) in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy is to fund the pension plan on a current basis to the extent that the contribution is deductible under existing tax regulations. We estimate that we will contribute approximately $3,045,000 to the pension plan in 2010.

United Fire & Casualty Company Form 10-K   |   2009
We also offer a health and dental benefit plan (“other retiree plan”) to all of our eligible employees and retirees, which is composed of two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. The other retiree plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the other retiree plan. The other retiree plan’s contract administrators are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the other retiree plan, which relates primarily to our postretirement benefit program.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income, by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan’s benefit obligation.
The pension plan’s assets are invested in fixed maturity securities, equity securities, an annuity and cash and cash equivalents:
•	Fixed maturity securities may include bonds and convertible securities.
•	Equity securities may include various types of stock, such as large-cap, mid-cap and small-cap stocks, international stocks and United Fire & Casualty Company common stock.
•	The annuity is held by our subsidiary United Life Insurance Company.
•	Cash and cash equivalents include money market funds.
We have an internal investment/retirement committee, which includes our Chief Executive Officer, Chief Investment Officer, and Executive Vice President, all of whom receive monthly information on the value of the pension plan assets and their performance. Quarterly, the committee meets to review and discuss the performance of the pension plan’s investments as well as the allocation of investments within the pension plan.
As of December 31, 2009, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan’s return while minimizing risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager’s goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
We determine our expected long-term rate of return, which is an assumption as to the average rate of earnings expected on the pension plan funds invested, or to be invested, to provide for the settlement of benefits included in the projected pension benefit obligation. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. In addition, we consider historical experience for comparable investments and the target allocations we have established for the various asset categories. Annually, we perform an analysis of expected long-term rates of return based on the composition and allocation of our pension plan assets and recent economic conditions. We make use of an external actuarial firm to verify that our expected long-term rate of return is reasonable.

United Fire & Casualty Company Form 10-K   |   2009
The following is a summary of the pension plan’s actual and target asset allocations at December 31, 2009 and 2008 by asset category:

Pension Plan Assets					Target
(In Thousands)	2009	% of Total	2008	% of Total	Allocation
Fixed maturity and equity securities:
United Fire common stock — 202,058 shares	$3,684	6.7%	$6,278	13.0%	5-15%
Other fixed maturity and equity securities	33,622	61.3	24,698	51.3	50-70
United Life annuity	8,910	16.3	8,447	17.6	10-20
Cash and cash equivalents including money market funds	8,606	15.7	8,699	18.1	10-25

Total plan assets	$54,822	100.0%	$48,122	100.0%

The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, fixed maturity and equity securities comprise the largest portion of the pension plan assets, as they yield the highest rate of return. The pension plan’s annuity, which is the second largest category of pension plan assets and was originally written by our life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the annuity is determined annually.
The availability of the pension plan assets held in cash and cash equivalents enables the pension plan to mitigate market risk that is associated with other types of investments and allows the pension plan to maintain liquidity both for the purpose of making future pension payments to participants and their beneficiaries and for future investment opportunities.
The pension plan’s investment in United Fire common stock, accounted for 6.7 percent or $3,684,000 of its assets at December 31, 2009 and 13.0 percent or $6,278,000 of the pension plan assets at December 31, 2008. We believe that even though market fluctuations impact the fair value of this investment, the target allocation is reasonable and historically has generated investment income, through dividend payments, for the pension plan.
Valuation of Investments
Fixed Maturity and Equity Securities
Investments in fixed maturity and equity securities are stated at fair value based upon quoted market prices reported on recognized securities exchanges on the last business day of the year. Purchases and sales of securities are recorded as of the trade date.
Annuity
The United Life annuity is credited with compound interest on the average fund balance for the year. The interest rate is equivalent to the ratio of net investment income to mean assets of United Life Insurance Company.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of insured cash and money market funds held with various financial institutions. Interest is earned on a daily basis. The fair value of these funds approximates their cost basis due to their short-term nature.
United Fire Common Stock
The investment in United Fire common stock is stated at fair value based upon the closing sales price reported on a recognized securities exchange on the last business day of the year or, when no sales are reported, the bid price on that date. Our common stock is actively traded. Dividends on shares of United Fire common stock totaled $121,000 in both 2009 and 2008 and $109,000 in 2007.

United Fire & Casualty Company Form 10-K   |   2009
Fair Value Measurement
The following table presents the categorization of the pension plan’s financial instruments measured at fair value on a recurring basis at December 31, 2009:

(In Thouands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities
Corporate bonds	$1,617	$—	$1,617	$—
Redeemable preferred stock	551	551	—	—
U.S. Treasury and agency	2,992	2,992	—	—
Equity securities
United Fire & Casualty Company	3,684	3,684	—	—
Unaffiliated	28,462	28,462	—	—
Money market funds	6,206	6,206	—	—

Total assets	$43,513	$41,895	$1,617	$—

The fair value of investments categorized as Level 1 is based on quoted market prices that are readily and regularly available.
The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets for all plans and plan obligations for all plans at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of plan obligations for all plans. We annually establish the discount rate, which is an estimate of the interest rate at which plan benefits for all plans could be effectively settled, that is used to determine the present value of the respective plan’s benefit obligations as of December 31. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the respective plan’s benefit obligations.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Other Retiree Benefits
December 31	2009	2008	2009	2008
Discount rate	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00	4.00	N/A	N/A

United Fire & Casualty Company Form 10-K   |   2009
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Other Retiree Benefits
January 1	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	5.75%	75%	6.00%	5.75%	75%
Expected long-term rate of return on plan assets	8.25	8.25	8.25	N/A	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31	2009	2008	2009	2008
Health care cost trend rates assumed for next year	9.00%	9.00%	5.25%	5.25%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	5.25%	5.25%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2014	2013	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0 percent change in assumed health care cost trend rates would have the following effects.

(In Thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$538	$(426)
Effect on the health care component of the accumulated postretirement benefit obligation	4,018	(3,250)

United Fire & Casualty Company Form 10-K   |   2009
Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

(In Thousands)	Pension Benefits		Other Retiree Benefits
Years Ended December 31	2009	2008	2009	2008
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$70,242	$67,959	$18,958	$18,163
Service cost	2,747	2,709	1,347	1,225
Interest cost	4,218	3,872	1,222	1,086
Actuarial (gain) loss	1,430	(2,238)	2,155	(970)
Benefit payments and adjustments	(2,227)	(2,060)	(586)	(546)

Benefit obligation at end of year (1)	$76,410	$70,242	$23,096	$18,958

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$48,122	$57,978	$—	$—
Actual return on plan assets	4,927	(11,296)	—	—
Employer contributions	4,000	3,500	586	546
Benefit payments and adjustments	(2,227)	(2,060)	(586)	(546)

Fair value of plan assets at end of year	$54,822	$48,122	$—	$—

Funded status at end of year	$(21,588)	$(22,120)	$(23,096)	$(18,958)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the other retiree benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $63,431,000 and $58,227,000 at December 31, 2009 and 2008, respectively.
The following table displays the effect that our unrecognized prior service costs and actuarial loss had on accumulated other comprehensive income (“AOCI”).

(In Thousands)	Pension Benefits		Other Retiree Benefits
Years Ended December 31	2009	2008	2009	2008
Other amounts recognized in AOCI
Unrecognized prior service cost	29	103	(92)	(147)
Unrecognized actuarial loss	30,212	32,118	3,457	1,302

Total other amounts recognized in AOCI	$30,241	$32,221	$3,365	$1,155

The unrecognized prior service cost and the unrecognized actuarial loss are being amortized on a straight-line basis over an average period of approximately 10 years. This period represents the average remaining employee service period until the date of full eligibility. We anticipate amortization of prior service costs and net losses for our pension plan in 2010 to be $11,000 and $2,181,000, respectively.

United Fire & Casualty Company Form 10-K   |   2009
Net Periodic Benefit Cost
Components of net periodic benefit cost were as follows:

(In Thousands)	Pension benefits			Other Retiree Benefits
Years Ended December 31	2009	2008	2007	2009	2008	2007
Net periodic benefit cost:
Service cost	$2,747	$2,709	$2,555	$1,347	$1,225	$919
Interest cost	4,218	3,872	3,610	1,222	1,086	900
Expected return on plan assets	(4,003)	(4,846)	(4,536)	—	—	—
Amortization of prior service cost	74	107	108	(55)	(55)	(18)
Amortization of net loss	2,411	1,185	1,090	—	24	—

Net periodic benefit cost	$5,447	$3,027	$2,827	$2,514	$2,280	$1,801

Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years.

(In Thousands)	2010	2011	2012	2013	2014	2015-2019
Pension Benefits	$2,583	$2,652	$2,905	$3,228	$3,491	$20,357
Other retiree benefits:
Excluding Modernization Act subsidy	771	858	923	1,026	1,141	7,508
Expected Modernization Act subsidy	(81)	(93)	(106)	(118)	(132)	(907)

Other benefits	$690	$765	$817	$908	$1,009	$6,601

Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2009, 2008 and 2007, was $927,000, $974,000 and $4,107,000, respectively.
We have an employee stock ownership plan (“ESOP plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the ESOP plan upon completion of one year of service, meeting the hourly requirements with United Fire and attaining 21 years of age. Contributions to the ESOP plan are made at our discretion. These contributions are based upon a percentage of the total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2009, 2008 and 2007, the ESOP plan owned 241,741, 241,796 and 244,386 shares of United Fire common stock, respectively. Shares owned by the ESOP plan are included in shares issued and outstanding for purposes of calculating earnings per share and dividends paid on the shares are charged to retained earnings. We made contributions to the ESOP plan of $150,000 in both 2009 and 2008 and $275,000 in 2007.

United Fire & Casualty Company Form 10-K   |   2009
NOTE 10. STOCK OPTION PLANS
Nonqualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (“the 2008 Stock Plan”) authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 919,525 authorized shares available for future issuance at December 31, 2009. The 2008 Stock Plan is administered by the Board of Directors, which determines which employees will receive awards under the 2008 Stock Plan, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
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
The activity in the 2008 Stock Plan is displayed in the following table.

	Year-Ended	Inception
Authorized Shares Available for Future Award Grants	December 31, 2009	to Date
Beginning balance	1,021,025	1,900,000
Number of awards granted	(103,500)	(1,024,975)
Number of awards forfeited or expired	2,000	44,500

Ending balance	919,525	919,525
Number of option awards exercised	600	167,042
Number of restricted stock awards vested	—	—

Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at December 31, 2009. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.

United Fire & Casualty Company Form 10-K   |   2009
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Year-Ended	Inception
Authorized Shares Available for Future Award Grants	December 31, 2009	to Date
Beginning balance	70,003	150,000
Number of awards granted	—	(86,000)
Number of awards forfeited or expired	—	6,003

Ending balance	70,003	70,003
Number of awards exercised	400	400

Analysis of Award Activity
The analysis below details the activity of both of our stock option plans and the ad hoc options, which were granted prior to the adoption of the other plans, for 2009. Information on options outstanding at December 31, 2009, is also presented.

			Weighted-
		Weighted-	Average	Aggregate Intrinsic
		Average Exercise	Remaining Life	Value
Options	Shares	Price	(Yrs)	(In Thousands)
Outstanding at January 1, 2009	812,066	$32.35
Granted	103,500	$18.14
Exercised	(1,000)	$14.29
Forfeited or expired	(2,000)	$30.05

Outstanding at December 31, 2009	912,566	$30.77	6.72	$112

Exercisable at December 31, 2009	483,992	$30.79	5.66	$103

Intrinsic value is the difference between our share price on the last day of trading (December 31, 2009) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on December 31, 2009. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $4,000, $125,000 and $774,000 in 2009, 2008 and 2007, respectively.
At December 31, 2009 we had 19,464 restricted stock awards outstanding, all of which were granted in May 2008 at a fair value of $33.43 per share, which resulted in $634,000 of compensation expense to be recognized over the next five years during the vesting period. The intrinsic value of the restricted stock awards outstanding totaled $355,000 for 2009.
Assumptions
The weighted-average grant-date fair value of the options granted under the plan has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

December 31,	2009	2008	2007
Risk-free interest rate	2.72%	3.32%	4.60%
Expected option life (in years)	7	7	7
Expected dividends	$0.60	$0.60	$0.495
Expected volatility	54.88%	26.57%	28.28%
Weighted-average grant-date fair value of options granted during the year	$7.52	$9.54	$11.71

United Fire & Casualty Company Form 10-K   |   2009
The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	Contractual Life (Yrs)	Exercise Price	Exercisable	Exercise Price
$15.01 – 21.00	159,350	7.09	$17.53	55,850	$16.39
21.01 – 28.00	82,700	4.19	22.80	82,600	22.80
28.01 – 35.00	345,766	7.17	33.06	156,692	32.57
35.01 – 41.00	324,750	6.71	36.85	188,850	37.07

$15.01 – 41.00	912,566	6.72	$30.77	483,992	$30.79

NOTE 11. SEGMENT INFORMATION
We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has three domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies and are therefore aggregated. The life insurance segment operates from our home office. The accounting policies of the segments are the same as those described in Note 1 to our Consolidated Financial Statements. We analyze results based on profitability (i.e., loss ratios), expenses and return on equity. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.
Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 91.8 percent of our property and casualty insurance premiums earned for 2009. Our personal lines represented 8.2 percent of our property and casualty insurance premiums earned for 2009.
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

United Fire & Casualty Company Form 10-K   |   2009
Disaster Charges and Other Related Expenses
In June 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa, that caused extensive damage to the first and lower levels of our buildings. We recorded flood-related charges of $6,803,000, net of insurance, in 2008 and net insurance recoveries of $1,468,000 in 2009. These charges primarily relate to costs incurred to clean up and restore our Cedar Rapids, Iowa home office and contents. We have received insurance reimbursements totaling $1,822,000 and $3,106,000, in 2009 and 2008, respectively, which offset all of the charges incurred in 2009 and a portion of the charges incurred in 2008.
In September 2008, our New Orleans, Louisiana claims office in Metairie closed for three days due to Hurricane Gustav and our Gulf Coast regional office in Galveston, Texas was temporarily closed for three weeks due to Hurricane Ike. We recorded $133,000, net of insurance, and $399,000 of hurricane-related expenses in 2009 and 2008, respectively, which primarily relates to costs incurred to remove damaged contents from the affected areas and establish a temporary facility for our Gulf Coast regional office. We have received insurance reimbursements totaling $275,000 in 2009, which offset a portion of the charges incurred in 2009. There were no such reimbursements recorded in 2008.
We believe that any additional disaster charges and other related expenses incurred in 2010 would be minimal and immaterial to our results of operations.
Life Insurance Segment
Products
United Life Insurance Company underwrites all of our life insurance business and sells annuities. Our principal products are single premium annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. We do not write variable annuities or variable insurance products.
Life insurance in-force, before ceded reinsurance, totaled $4,715,258,000 and $4,589,010,000 as of December 31, 2009 and 2008, respectively. Traditional life insurance products represented 62.8 percent and 61.0 percent of our insurance in-force at December 31, 2009 and 2008, respectively. Universal life insurance represented 34.3 percent and 35.8 percent of insurance in-force at December 31, 2009 and 2008, respectively.
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

United Fire & Casualty Company Form 10-K   |   2009
Premiums Earned by Segment
The following table set forth our net premiums earned by segment before intersegment eliminations.

(In Thousands)
Year Ended December 31	2009	2008	2007
Property and Casualty Insurance Segment
Net premiums earned:
Fire and allied lines	$124,582	$130,570	$138,611
Other liability	119,587	134,429	136,704
Automobile	111,001	113,832	112,768
Workers’ compensation	51,992	52,792	48,359
Fidelity and surety	21,354	22,244	21,848
Reinsurance assumed	5,942	10,530	13,682
Miscellaneous	1,219	1,184	1,162

Total net premiums earned	$435,677	$465,581	$473,134

Life Insurance Segment
Net premiums earned:
Ordinary life (excluding Universal life)	$23,842	$21,617	$18,542
Universal life policy fees	10,554	9,653	10,080
Accident and health	1,634	1,790	2,090
Immediate annuities with life contingencies	6,755	4,505	1,325
Credit life	140	271	604
Group life	206	239	200

Total net premiums earned	$43,131	$38,075	$32,841

United Fire & Casualty Company Form 10-K   |   2009
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to external customers. The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for 2009, 2008 and 2007, are reported in the property and casualty insurance segment.

(In Thousands)
Year Ended December 31	2009	2008	2007
Property and Casualty Insurance Segment Revenues
Net premiums earned	$435,677	$465,581	$473,134
Investment income, net of investment expenses	31,715	33,618	43,507
Realized investment gains (losses)	(6,815)	1,879	7,099
Other income (expense)	194	(55)	59

Total reportable segment	$460,771	$501,023	$523,799

Incensement eliminations	(173)	(166)	(144)

Total revenues	$460,598	$500,857	$523,655

Net income (loss) before income taxes
Revenues	$460,771	$501,023	$523,799
Benefits, losses and expenses	500,855	537,569	384,855

Total reportable segment	$(40,084)	$(36,546)	$138,944

Incensement eliminations	137	116	68

Income (loss) before income taxes	$(39,947)	$(36,430)	$139,012

Income tax expense (benefit)	(22,270)	(21,274)	40,787

Net income (loss)	$(17,677)	$(15,156)	$98,225

Assets
Total reportable segment	$1,561,474	$1,495,883	$1,554,490
Incensement eliminations	(237,165)	(185,116)	(230,373)

Total assets	$1,324,309	$1,310,767	$1,324,117

Life Insurance Segment Revenues
Net premiums earned	$43,131	$38,075	$32,841
Investment income, net of investment expenses	74,533	74,125	78,986
Realized investment gains (losses)	(6,364)	(12,262)	2,571
Other income	605	935	595

Total reportable segment	$111,905	$100,873	$114,993

Incensement eliminations	(310)	(281)	(122)

Total revenues	$111,595	$100,592	$114,871

Net income before income taxes
Revenues	$111,905	$100,873	$114,993
Benefits, losses and expenses	100,528	97,464	94,699

Total reportable segment	$11,377	$3,409	$20,294

Incensement eliminations	(136)	(115)	28

Income before income taxes	$11,241	$3,294	$20,322

Income tax expense	4,005	1,202	7,155

Net income	$7,236	$2,092	$13,167

Assets	$1,578,235	$1,376,363	$1,436,437

Consolidated Totals
Total consolidated revenues	$572,193	$601,449	$638,526
Total consolidated net income (loss)	$(10,441)	$(13,064)	$111,392
Total consolidated assets	$2,902,544	$2,687,130	$2,760,554

United Fire & Casualty Company Form 10-K   |   2009
NOTE 12. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information.

(In Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year ended December 31, 2009
Total revenues	$138,263	$134,046	$150,701	$149,183	$572,193
Income (loss) before income taxes	1,491	(11,360)	(18,589)	(248)	(28,706)
Net income (loss)	$3,270	$(5,334)	$(10,156)	$1,779	$(10,441)
Basic earnings (loss) per share (1)	$0.12	$(0.20)	$(0.38)	$0.07	$(0.39)
Diluted earnings (loss) per share (1)	0.12	(0.20)	(0.38)	0.07	(0.39)
Year ended December 31, 2008 Total revenues	$150,043	$152,246	$149,381	$149,779	$601,449
Income (loss) before income taxes	26,823	(5,388)	(28,201)	(26,370)	(33,136)
Net income (loss)	$20,127	$(1,523)	$(16,826)	$(14,842)	$(13,064)
Basic earnings (loss) per share (1)	$0.74	$(0.06)	$(0.63)	$(0.56)	$(0.48)
Diluted earnings (loss) per share (1)	0.74	(0.06)	(0.63)	(0.56)	(0.48)

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.
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
The components of basic and diluted earnings per share are displayed in the table below.

Years ended December 31	2009		2008		2007
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(10,441)	$(10,441)	$(13,064)	$(13,064)	$111,392	$111,392
Weighted-average common shares outstanding	26,590	26,590	26,960	26,960	27,569	27,569
Add dilutive effect of stock options	—	—	—	—	—	71

Weighted-average common shares for EPS calculation	26,590	26,590	26,960	26,960	27,569	27,640

Earnings (loss) per share	$(0.39)	$(0.39)	$(0.48)	$(0.48)	$4.04	$4.03

Awards excluded from diluted EPS calculation (1)	—	932	—	832	—	138

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

United Fire & Casualty Company Form 10-K   |   2009
NOTE 14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in stockholders’ equity during a period except those resulting from investments by and dividends to stockholders. The following table sets forth the components of comprehensive income (loss) and the related tax effects for 2009, 2008 and 2007.

	Years Ended December 31,
(In Thousands)	2009	2008	2007
Net income (loss)	$(10,441)	$(13,064)	$111,392

Other comprehensive income (loss):
Change in net unrealized appreciation on investments	74,624	(102,745)	(2,543)
Adjustment for net realized (gains) losses included in income	13,179	10,383	(9,670)
Change in unrecognized employee benefit costs	(2,661)	(12,934)	(7,239)
Adjustment for costs included in employee benefit expense	2,430	1,261	1,180

Other comprehensive income (loss), before tax	87,572	(104,035)	(18,272)
Income tax effect	(30,774)	36,411	6,394

Other comprehensive income (loss), after tax	56,798	(67,624)	(11,878)

Comprehensive income (loss)	$46,357	$(80,688)	$99,514

NOTE 15. LEASE COMMITMENTS
At December 31, 2009, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $4,209,000, $4,085,000 and $4,785,000 for 2009, 2008 and 2007, respectively. Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expires in December 2014. The annual lease payments for this office space total approximately $2,100,000.
At December 31, 2009, our future minimum rental payments are as follows:

(In Thousands)
2010	$4,077
2011	3,847
2012	2,886
2013	2,563
2014	2,238
Thereafter	1,012

Total	$16,623

United Fire & Casualty Company Form 10-K   |   2009
Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (United Fire) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules of United Fire listed in Item 15(a)(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Fire’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois March 1, 2010

United Fire & Casualty Company Form 10-K   |   2009
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
As of December 31, 2009, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2009, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2009. Their report, which expresses an unqualified opinion on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2009, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Dated: March 1, 2010

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

United Fire & Casualty Company Form 10-K   |   2009
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited the internal control over financial reporting of United Fire & Casualty Company (United Fire) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Fire’s internal control over financial reporting based on our audit.
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
In our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of United Fire & Casualty Company as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 1, 2010

United Fire & Casualty Company Form 10-K   |   2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION
None.

United Fire & Casualty Company Form 10-K   |   2009
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES AT UNITED FIRE
The following table sets forth information as of December 31, 2009, concerning the following executive officers and other significant employees.

Name	Age	Position
Randy A. Ramlo (1)	48	President and Chief Executive Officer
Michael T. Wilkins (1)	46	Executive Vice President, Corporate Administration
Dianne M. Lyons (1)	46	Vice President and Chief Financial Officer
Brian S. Berta	45	Vice President, Great Lakes regional office
David E. Conner (1)	51	Vice President and Chief Claims Officer
Barrie W. Ernst (1)	55	Vice President and Chief Investment Officer
Kevin W. Helbing	44	Controller
David L. Hellen	57	Vice President, Denver regional office
Kent J. Hutchins (1)	51	Vice President and Chief Operating Officer, United Life Insurance Company
Joseph B. Johnson	57	Vice President, Gulf Coast regional office
David A. Lange	52	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	48	Treasurer
Scott A. Minkel	47	Vice President, Information Services
Douglas A. Penn	60	Vice President, Midwest regional office
Dennis J. Richmann	45	Vice President, Fidelity and Surety
Neal R. Scharmer (1)	53	Vice President, General Counsel and Corporate Secretary
Allen R. Sorensen	51	Vice President, Corporate Underwriting
Colleen R. Sova	54	Vice President, e-Solutions
Timothy G. Spain	58	Vice President, Human Resources

(1)	Executive Officers
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
Brian S. Berta is Vice President of our Great Lakes region, a position he has held since May 2006. Mr. Berta previously served as an underwriting manager in our Great Lakes region and has been employed by us since 1993.

United Fire & Casualty Company Form 10-K   |   2009
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
Kevin W. Helbing joined us as our Controller in February 2008. Mr. Helbing was previously employed by Marsh U.S.A. in Iowa City, Iowa, as Vice President, Treasury, from April 2007 until February 2008. From March 2001 until April 2007, Mr. Helbing was employed by Marsh Advantage America, first as an accounting manager and then as Assistant Vice President and Controller. Marsh U.S.A. and Marsh Advantage America design, manage and administer insurance and risk programs for businesses.
David L. Hellen serves as Vice President of our Denver regional office; a position he has held since 1988. We have employed Mr. Hellen since 1975.
Kent J. Hutchins was named Vice President and Chief Operating Officer of our life insurance subsidiary, United Life Insurance Company, in May 2007, after serving as its Vice President and General Manager from August 2006 until May 2007. Mr. Hutchins was previously employed by Tricor Lending and Financial Services in Prairie du Chien, Wisconsin. As an employee of Tricor, he was a member of our life agency force for 25 years before joining United Life Insurance Company as a marketing representative for the state of Wisconsin in June 2004.
Joseph B. Johnson was named Vice President of our Gulf Coast regional office in May 2007, after having served as branch manager since August 2006. Mr. Johnson has over 25 years of experience in the insurance industry. From August 2001 until August 2006, he served as Vice President of Insurance Operations for Beacon Insurance Group in Wichita Falls, Texas.
David A. Lange has served as one of our Corporate Secretaries since 1997. Mr. Lange has also been a Surety Claims Manager since he began his employment with us in 1987.
Janice A. Martin was named Treasurer in May 2008. Ms. Martin has served in various capacities since joining us in 1988, including as Tax Accountant and as Tax Manager since January 2006.
Scott A. Minkel is our Vice President, Information Services, a position he has held since May 2007. Mr. Minkel previously served in various capacities within the information services department since joining us in 1984, including as Assistant Vice President, Director of Information Services and programming manager.
Douglas A. Penn is Vice President of our Midwest regional office, a position he has held since May 2007. Since joining us in 1974, Mr. Penn has served in a variety of capacities, including as underwriting manager, marketing representative and commercial underwriter.
Dennis J. Richmann was named our Vice President, Fidelity and Surety, in May 2006. He has been employed by us in various capacities since joining us in August 1988, most recently as Surety Bond Underwriting Manager.
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in May 2006. He joined us in 1995.
Allen R. Sorensen became our Vice President, Corporate Underwriting, in May 2006. Mr. Sorensen began his career with us in June 1981 and has served us in various capacities, including underwriting, product support and product automation.
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

United Fire & Casualty Company Form 10-K   |   2009
The information required by this Item regarding our directors and corporate governance matters is included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and the subheading “Code of Ethics” under “Miscellaneous” in our 2010 Proxy Statement, and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption “Executive Compensation” in our 2010 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption “Corporate Governance,” subheading “Compensation Committee —Interlocks and Insider Participation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the caption “Corporate Governance” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is included under the caption “Information About Our Independent Registered Public Accounting Firm” in our 2010 Proxy Statement and is incorporated herein by reference.

United Fire & Casualty Company Form 10-K   |   2009
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2009 and 2008	76
Consolidated Statements of Income for the three years ended December 31, 2009	77
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2009	78
Consolidated Statements of Cash Flows for the three years ended December 31, 2009	79
Notes to Consolidated Financial Statements	81

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	128
Schedule III: Supplementary Insurance Information	129
Schedule IV: Reinsurance Schedule	130
Schedule V: Valuation and Qualifying Accounts	131
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	132
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

United Fire & Casualty Company Form 10-K   |   2009
Schedule I. Summary of Investments — Other than Investments in Related Parties

	(In Thousands)
			Amounts at
December 31, 2009	Cost or		Which Shown in
Type of Investment	Amortized Cost	Fair Value	Balance Sheet
Fixed maturities
Bonds
United States Government and government agencies and authorities	$125,888	$126,812	$126,718
States, municipalities and political subdivisions	599,205	625,877	625,856
Foreign governments	137,541	143,929	143,929
Public utilities	272,690	287,048	287,048
All other corporate bonds	960,612	995,749	995,749
Redeemable preferred stock	1,126	1,309	1,309

Total fixed maturities	$2,097,062	$2,180,724	$2,180,609

Equity securities
Common stocks
Public utilities	$7,484	$11,717	$11,717
Banks, trusts and insurance companies	11,151	49,483	49,483
Industrial, miscellaneous and all other	33,210	70,489	70,489
Nonredeemable preferred stocks	1,461	1,029	1,029

Total equity securities	$53,306	$132,718	$132,718

Mortgage loans on real estate	$7,328	$8,229	$7,328
Policy loans	7,947	7,947	7,947
Other long-term investments	15,880	15,880	15,880
Short-term investments	7,359	7,359	7,359

Total investments	$2,188,882	$2,352,857	$2,351,841

United Fire & Casualty Company Form 10-K   |   2009
Schedule III. Supplementary Insurance Information

		Future Policy				Benefits,	Amortization
	Deferred	Benefits,				Claims,	of Deferred
	Policy	Losses, Claims		Earned	Investment	Losses and	Policy	Other	Interest on
	Acquisition	and Loss	Unearned	Premium	Income,	Settlement	Acquisition	Underwriting	Policy holders’	Premiums
(In Thousands)	Costs	Expenses	Premiums	Revenue	Net	Expenses	Costs	Expenses	Accounts	Written (2)

Year Ended December 31, 2009

Property and casualty (3)	$45,562	$606,045	$205,703	$435,677	$31,542	$365,721	$105,606	$30,553	$—	$424,827
Life, accident and health (1)	46,943	1,321,600	307	42,821	74,533	40,670	9,287	8,745	41,652	—

Total	$92,505	$1,927,645	$206,010	$478,498	$106,075	$406,391	$114,893	$39,298	$41,652	$424,827

Year Ended December 31, 2008

Property and casualty (3)	$52,222	$586,109	$216,438	$465,581	$33,452	$393,349	$117,590	$19,146	$—	$459,571
Life, accident and health (1)	106,043	1,167,665	528	37,794	74,125	36,447	11,568	9,106	40,177	—

Total	$158,265	$1,753,774	$216,966	$503,375	$107,577	$429,796	$129,158	$28,252	$40,177	$459,571

Year Ended December 31, 2007

Property and casualty	$58,291	$496,083	$223,533	$473,134	$43,363	$245,845	$123,420	$15,378	$—	$470,402
Life, accident and health (1)	70,707	1,184,977	997	32,629	79,076	30,535	13,385	7,540	43,089	—

Total	$128,998	$1,681,060	$224,530	$505,763	$122,439	$276,380	$136,805	$22,918	$43,089	$470,402

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies. Please refer to the Statutory Financial Measures section of Part II, Item 7 for further explanation of this measure.

(3)	Disaster charges and other related expenses incurred in 2009 and 2008 are not included in this table. Please refer to the Consolidated Statements of Income for this amount.

United Fire & Casualty Company Form 10-K   |   2009
Schedule IV. Reinsurance

					Percentage of
	Gross	Ceded to	Assumed From		Amount Assumed to
(In Thousands)	Amount	Other Companies	Other Companies	Net Amount	Net Earned
Year Ended December 31, 2009
Life insurance in force	$4,715,138	$910,775	$120	$3,804,483
Premiums earned
Property and casualty insurance	$464,698	$36,925	$7,904	$435,677	1.81%
Life, accident and health insurance	44,754	1,935	2	42,821	0.00%

Total	$509,452	$38,860	$7,906	$478,498	1.65%

Year Ended December 31, 2008
Life insurance in force	$4,588,688	$836,784	$322	$3,752,226
Premiums earned
Property and casualty insurance	$490,840	$38,212	$12,953	$465,581	2.78%
Life, accident and health insurance	39,513	1,729	10	37,794	0.03%

Total	$530,353	$39,941	$12,963	$503,375	2.58%

Year Ended December 31, 2007
Life insurance in force	$4,465,749	$737,561	$1,458	$3,729,646
Premiums earned
Property and casualty insurance	$499,466	$43,979	$17,647	$473,134	3.73%
Life, accident and health insurance	34,257	1,664	36	32,629	0.11%

Total	$533,723	$45,643	$17,683	$505,763	3.50%

United Fire & Casualty Company Form 10-K   |   2009
Schedule V. Valuation And Qualifying Accounts

(In Thousands)	Balance at	Charged to costs		Balance at
Description	beginning of period	and expenses	Deductions	end of period

Allowance for bad debts
Year ended December 31, 2009	$655	$33	$—	$688
Year ended December 31, 2008	631	24	—	655
Year ended December 31, 2007	393	238	—	631

Deferred tax asset valuation allowance (1)
Year ended December 31, 2009	$5,647	$—	$—	$5,647
Year ended December 31, 2008	5,647	—	—	5,647
Year ended December 31, 2007	6,195	—	548	5,647

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation.

United Fire & Casualty Company Form 10-K   |   2009
Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

		Reserves for
(In Thousands)		Unpaid			Net				Amortization
Affiliation with	Deferred	Claims and			Realized		Claims and		of Deferred	Paid Claims
Registrant: United	Policy	Claim			Investment	Net	Claim Adjustment Expenses		Policy	and Claim
Fire and consolidated	Acquisition	Adjustment	Unearned	Earned	Gains	Investment	Incurred Related to:		Acquisition	Adjustment	Premiums
property and casualty subsidiaries	Costs	Expenses	Premiums	Premiums	(Losses)	Income	Current Year	Prior Years	Costs	Expenses	Written
2009	$45,562	$606,045	$205,703	$435,677	$(6,815)	$31,542	$339,507	$26,215	$105,606	$327,032	$424,827
2008	$52,222	$586,109	$216,438	$465,581	$1,879	$33,452	$392,801	$548	$117,590	$317,031	$459,571
2007	$58,291	$496,083	$223,533	$473,134	$7,099	$43,363	$291,046	$(45,201)	$123,420	$266,888	$470,402

United Fire & Casualty Company Form 10-K   |   2009
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE & CASUALTY COMPANY

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	03/01/10

By:	/s/ Dianne M. Lyons

Dianne M. Lyons, Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	03/01/10
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ Christopher R. Drahozal
	Jack B. Evans, Chairman and Director		Christopher R. Drahozal, Director

Date	03/01/10	Date	03/01/10

By	/s/ Thomas W. Hanley	By:	/s/ Douglas M. Hultquist

	Thomas W. Hanley, Director		Douglas M. Hultquist, Director

Date	03/01/10	Date	03/01/10

By	/s/ Casey D. Mahon	By	/s/ George D. Milligan

	Casey D. Mahon, Director		George D. Milligan, Director

Date	03/01/10	Date	03/01/10

By	/s/ James W. Noyce	By	/s/ Mary K. Quass

	James W. Noyce, Director		Mary K. Quass, Director

Date	03/01/10	Date	03/01/10

By	/s/ John A. Rife	By	/s/ Kyle D. Skogman

	John A. Rife, Vice Chairman and Director		Kyle D. Skogman, Director

Date	03/01/10	Date	03/01/10

By	/s/ Frank S. Wilkinson Jr.

Frank S. Wilkinson Jr., Director

Date	03/01/10

United Fire & Casualty Company Form 10-K   |   2009
Exhibit Index

				Incorporated by reference
Exhibit			Filed		Period		Filing
number		Exhibit description	herewith	Form	ending	Exhibit	date
3.1		Fourth Restated Articles of Incorporation		Amendment #1 to S-3		4.1	04/04/02
3.2		First Amendment to Fourth Restated Articles of Incorporation		Amendment #3 to S-3		4.2	05/03/02
3.3		Second Amendment to Fourth Restated Articles of Incorporation		10-Q	06/30/05	4.1	07/29/05
3.4		Third Amendment to Fourth Restated Articles of Incorporation		8-K		99.6	05/21/08
3.5		Bylaws of United Fire & Casualty Company		8-K		99.2	11/20/09
10.1		United Fire & Casualty Company Employee Stock Purchase Plan		10-K	12/31/07	10.2	02/27/08
10.2	*	United Fire & Casualty Company Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan		S-8		4.1	10/23/05
10.3	*	Description of employment arrangement between United Fire & Casualty Company and Randy A. Ramlo		10-Q	06/30/07	10.1	07/27/07
10.4	*	United Fire & Casualty Annual Incentive Plan (Amended October 19, 2007)		10-Q	09/30/07	10.2	10/25/07
10.5	*	United Fire & Casualty Company’s Nonqualified Deferred Compensation Plan		10-Q	09/30/07	10.3	10/25/07
10.6	*	Form of United Fire & Casualty Company Nonqualified Employee Stock Option Agreement		10-K	12/31/07	10.7	02/27/08
10.7	*	Form of United Fire & Casualty Company Nonqualified Nonemployee Stock Option and Restricted Stock Agreement		10-K	12/31/07	10.8	02/27/08
10.8	*	United Fire & Casualty Company 2008 Stock Plan		S-8		4.1	05/21/08
10.9	*	Form of Stock Award Agreement under United Fire & Casualty Company 2008 Stock Plan		8-K		99.2	05/22/08
10.10	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under United Fire & Casualty Company 2008 Stock Plan		8-K		99.3	05/22/08
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under United Fire & Casualty Company 2008 Stock Plan		8-K		99.4	05/22/08
10.12	*	Amendment to Nonqualified Stock Option Agreements for John A. Rife		8-K/A		99.1	02/24/09
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 13 of the Notes to Consolidated Financial Statements	X

United Fire & Casualty Company Form 10-K   |   2009

Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date
12	Statement Re Computation of Ratios	X
14	Code of Ethics		10-K	12/31/06	3.4	03/01/07
21	Subsidiaries of the registrant	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	X
23.2	Consent of Griffith, Ballard & Company, independent actuary	X
23.3	Consent of Regnier Consulting Group, Inc., independent actuary	X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.