Form 10-Q
period 2010-03-31
UNITED FIRE & CASUALTY CO
filed 2010-05-03
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of April 28, 2010, 26,367,819 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
March 31, 2010

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(In Thousands, Except Per Share Data and Number of Shares)	2010	2009
	(unaudited)
ASSETS
Investments
Fixed maturities (including $76,704, at fair value, pledged as collateral for securities lending in 2010)
Held-to-maturity, at amortized cost (fair value $8,707 in 2010 and $9,720 in 2009)	$8,629	$9,605
Available-for-sale, at fair value (amortized cost $2,162,256 in 2010 and $2,075,733 in 2009)	2,259,822	2,158,391
Equity securities, at fair value (cost $52,905 in 2010 and $53,306 in 2009)	143,396	132,718
Trading securities, at fair value (amortized cost $11,090 in 2010 and $11,724 in 2009)	11,693	12,613
Mortgage loans	7,199	7,328
Policy loans	7,699	7,947
Other long-term investments	16,110	15,880
Short-term investments	1,100	7,359

	$2,455,648	$2,351,841

Cash and cash equivalents	$144,220	$190,852
Accrued investment income	30,086	28,697
Securities lending collateral	78,769	—
Premiums receivable	131,609	127,456
Deferred policy acquisition costs	88,633	92,505
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $31,495 in 2010 and $30,812 in 2009)	22,187	22,278
Reinsurance receivables and recoverables	39,584	40,936
Prepaid reinsurance premiums	1,731	1,673
Income taxes receivable	10,762	28,197
Other assets	16,467	18,109

TOTAL ASSETS	$3,019,696	$2,902,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$602,139	$606,045
Life insurance	1,336,843	1,321,600
Unearned premiums	211,196	206,010
Securities lending payable	78,769	—
Accrued expenses and other liabilities	73,357	84,934
Deferred income taxes	18,929	11,220

TOTAL LIABILITIES	$2,321,233	$2,229,809

Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,366,814 and 26,533,040 shares issued and outstanding in 2010 and 2009, respectively	$87,889	$88,443
Additional paid-in capital	137,647	139,403
Retained earnings	399,679	384,242
Accumulated other comprehensive income, net of tax	73,248	60,647

TOTAL STOCKHOLDERS’ EQUITY	$698,463	$672,735

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,019,696	$2,902,544

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data and Number of Shares)	2010	2009

Revenues
Net premiums earned	$114,308	$118,321
Investment income, net of investment expenses	27,968	23,271
Realized investment gains (losses)
Other-than-temporary impairment charges	(342)	(4,556)
All other realized gains	3,068	1,068

Total realized investment gains (losses)	2,726	(3,488)
Other income	123	159

	$145,125	$138,263

Benefits, Losses and Expenses
Losses and loss settlement expenses	$68,363	$86,078
Future policy benefits	6,390	3,388
Amortization of deferred policy acquisition costs	26,516	29,406
Other underwriting expenses	8,784	8,128
Interest on policyholders’ accounts	10,801	9,772

	$120,854	$136,772

Income before income taxes	$24,271	$1,491
Federal income tax expense (benefit)	4,879	(1,779)

Net Income	$19,392	$3,270

Weighted average common shares outstanding	26,435,269	26,613,378
Basic earnings per common share	$0.73	$0.12
Diluted earnings per common share	$0.73	$0.12
Cash dividends declared per common share	$0.15	$0.15
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Unaudited)

Three
Months Ended
(In Thousands, Except Per Share Data and Number of Shares)	March 31, 2010

Common stock
Balance, beginning of year	$88,443
Shares repurchased (166,276 shares)	(554)
Shares issued for stock-based awards (50 shares)	—

Balance, end of period	$87,889

Additional paid-in capital
Balance, beginning of year	$139,403
Compensation expense and related tax benefit for stock-based award grants	448
Shares repurchased	(2,204)
Shares issued for stock-based awards	—

Balance, end of period	$137,647

Retained earnings
Balance, beginning of year	$384,242
Net income	19,392
Dividends on common stock ($0.15 per share)	(3,955)

Balance, end of period	$399,679

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$60,647
Change in net unrealized appreciation (1)	12,201
Change in underfunded status of employee benefit plans	400

Balance, end of period	$73,248

Summary of changes
Balance, beginning of year	$672,735
Net income	19,392
All other changes in stockholders’ equity accounts	6,336

Balance, end of period	$698,463

(1)	The change in net unrealized appreciation is net of reclassification adjustments.
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$19,392	$3,270
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	834	705
Depreciation and amortization	735	899
Stock-based compensation expense	447	858
Realized investment (gains) losses	(2,726)	3,488
Net cash flows from trading investments	752	(2,068)
Deferred income tax expense (benefit)	2,313	(3,208)
Changes in:
Accrued investment income	(1,389)	(1,012)
Premiums receivable	(4,153)	(7,540)
Deferred policy acquisition costs	(3,364)	(1,927)
Reinsurance receivables	1,352	9,419
Prepaid reinsurance premiums	(58)	(224)
Income taxes receivable	17,435	1,674
Other assets	1,642	47
Future policy benefits and losses, claims and loss settlement expenses	3,480	(6,489)
Unearned premiums	5,186	5,595
Accrued expenses and other liabilities	(10,969)	4,157
Deferred income taxes	(1,387)	—
Other, net	194	1,545

Total adjustments	$10,324	$5,919

Net cash provided by operating activities	$29,716	$9,189

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$603	$8,049
Proceeds from call and maturity of held-to-maturity investments	984	2,156
Proceeds from call and maturity of available-for-sale investments	86,868	83,586
Proceeds from short-term and other investments	2,781	5,234
Purchase of available-for-sale investments	(165,250)	(129,264)
Purchase of short-term and other investments	(2,850)	(2,046)
Change in securities lending collateral	(78,769)	(80,424)
Net purchases and sales of property and equipment	(629)	(3,094)

Net cash used in investing activities	$(156,262)	$(115,803)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$34,378	$75,338
Withdrawals from investment and universal life contracts	(26,521)	(48,064)
Change in securities lending payable	78,769	80,424
Payment of cash dividends	(3,955)	(3,994)
Repurchase of common stock	(2,758)	(538)
Issuance of common stock	1	7
Tax benefit from issuance of common stock	—	5

Net cash provided by financing activities	$79,914	$103,178

Net Change in Cash and Cash Equivalents	$(46,632)	$(3,436)
Cash and Cash Equivalents at Beginning of Period	190,852	109,582

Cash and Cash Equivalents at End of Period	$144,220	$106,146

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The review report of Ernst & Young LLP as of and for the three-month period ended March 31, 2010, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.
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
In the preparation of the accompanying unaudited Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in our unaudited Consolidated Financial Statements.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made no payments for income taxes for the three-month periods ended March 31, 2010 and 2009, respectively. We received tax refunds totaling $13.5 million and $.3 million in the three-month periods ended March 31, 2010 and 2009, respectively, due to overpayment of prior year tax and operating loss carrybacks. We made no significant payments of interest for the three-month periods ended March 31, 2010 and 2009, other than interest credited to policyholders’ accounts.
Income Taxes
We reported a federal income tax expense of $4.9 million and a federal income tax benefit of $1.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. Our effective tax rate is less than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We have recognized no liability for unrecognized tax benefits for the three-month periods ended March 31, 2010 and 2009. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examination for years before 2004 and state income tax examination for years before 2004. There are no ongoing examinations of income tax returns by federal or state tax authorities.
Legal Proceedings
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of March 31, 2010, there were approximately 165 individual policyholder cases pending, and an additional seven class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. In August 2009, the Federal trial court ruled in that case that certification of policyholder claims as a class would be inappropriate. This ruling has been appealed by the plaintiff policyholders. Federal court rulings in that case are not binding on state courts, which do not have to follow the federal court ruling on class certification.
Following an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, both state and federal courts have been reviewing pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In the three-month period ended March 31, 2010, we concluded approximately 50 of the lawsuits that were pending at December 31, 2009.
In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claims were at least partially denied or allegedly misadjusted. We appealed this order as we feel it was not supported by the evidence. On October 14, 2009, we were notified that our appeal to the Louisiana Fourth Circuit Court of Appeals was denied. We are seeking review of this decision by the Louisiana Supreme Court. Our petition for review remains pending at March 31, 2010. We have reserved each case included in this class action based on the estimated exposure attributable to our policy. However, if our request for relief is denied, we will review recorded reserves and adjust them if we believe adjustment to be necessary.
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
We consider all of our other litigation pending as of March 31, 2010 to be ordinary, routine, and incidental to our business.

Securities Lending
We participate in a securities lending program administered by The Northern Trust Company (“Northern Trust”). The program generates investment income and we receive discounts from Northern Trust on unrelated investment fees. Pursuant to the lending agreement, Northern Trust, as our agent, loans certain of our fixed maturity securities to other institutions for short periods of time. Borrowers of these securities must deposit collateral, generally in the form of cash, with Northern Trust that is equal to at least 102% of the market value of the loaned securities, plus accrued interest. Northern Trust marks the loaned securities to market daily at an aggregate level per borrower. As the market value of the loaned securities fluctuates, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower in order to maintain the collateral level at 102%. We retain the right to terminate the loan at any time, whereupon the borrower must return the loaned securities to Northern Trust. If the borrower defaults and does not return the securities, Northern Trust will use the deposited collateral to purchase equivalent securities for us. If Northern Trust is unable to purchase equivalent securities, we would receive the deposited collateral in place of the borrowed securities.
Under the accounting guidance for secured borrowing transactions, the collateral deposited by the borrower and our obligation to return that collateral to the borrower is reported in the accompanying Consolidated Balance Sheets as an asset (“securities lending collateral”) and a corresponding liability (“securities lending payable”) at March 31, 2010. There were no securities on loan under the program at December 31, 2009. At March 31, 2010, we had securities totaling $76.7 million on loan under the program. At March 31, 2010, collateral received with a fair value of $78.8 million has been reinvested in short-term highly liquid investments.
Recently Issued Accounting Standards
Adopted Accounting Standards
Fair Value Measurements
In January 2010, the FASB issued revised accounting guidance that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, along with an explanation for the transfers. Additionally, a separate disclosure is required for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements. The guidance also provides additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements for assets and liabilities categorized as Level 2 or Level 3.
The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Refer to Note 3 for the information required to be disclosed upon our adoption of the guidance effective January 1, 2010. We are currently evaluating the impact the adoption of the guidance effective January 1, 2011 will have on the disclosures made in our Consolidated Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2010 and December 31, 2009, is as follows:

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
March 31, 2010	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$713	$12	$—	$725
Mortgage-backed securities	518	73	—	591
States, municipalities and political subdivisions
General obligations	1,354	20	—	1,374
Special revenue	6,044	121	148	6,017

Total Held-to-Maturity Fixed Maturities	$8,629	$226	$148	$8,707

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,477	$1,745	$—	$19,222
Mortgage-backed securities	2	—	—	2
US Treasury	43,956	537	117	44,376
Agency	107,000	262	264	106,998
States, municipalities and political subdivisions
General obligations	371,747	19,486	192	391,041
Special revenue	220,089	8,956	1,015	228,030
Foreign bonds
Canadian	66,336	3,697	13	70,020
Other foreign	85,051	4,303	92	89,262
Public utilities
Electric	215,757	12,577	127	228,207
Natural gas	61,044	3,200	58	64,186
Other	3,537	191	—	3,728
Corporate bonds
Bank, trust and insurance companies	272,315	11,981	4,662	279,634
Transportation	29,426	1,435	10	30,851
Energy	150,460	7,293	189	157,564
Technology	103,872	5,829	144	109,557
Basic industry	115,567	5,097	220	120,444
Credit cyclicals	61,427	3,534	—	64,961
Other	237,193	15,106	560	251,739

Total Available-For-Sale Fixed Maturities	$2,162,256	$105,229	$7,663	$2,259,822

Equity securities
Common stocks
Public utilities
Electric	$6,319	$3,819	$27	$10,111
Natural gas	838	839	—	1,677
Bank, trust and insurance companies
Banks	6,478	34,348	66	40,760
Insurance	3,129	10,161	65	13,225
Other	1,505	976	—	2,481
All other common stocks
Energy	4,903	4,635	6	9,532
Technology	8,100	7,670	155	15,615
Basic industry	7,135	8,379	79	15,435
Credit cyclicals	1,402	1,802	—	3,204
Other	11,635	18,580	15	30,200
Nonredeemable preferred stocks	1,461	—	305	1,156

Total Available-for-Sale Equity Securities	$52,905	$91,209	$718	$143,396

Total Available-for-Sale Securities	$2,215,161	$196,438	$8,381	$2,403,218

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
December 31, 2009	Amortized Cost	Appreciation	Depreciation	Fair Value
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

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at March 31, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
(Dollars in Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
March 31, 2010	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$556	$568	$194,173	$198,634	$—	$—
Due after one year through five years	6,523	6,500	1,057,241	1,117,949	4,812	4,870
Due after five years through 10 years	319	323	767,860	795,673	—	—
Due after 10 years	—	—	125,503	128,342	6,278	6,823
Mortgage-backed securities	518	591	2	2	—	—
Collateralized mortgage obligations	713	725	17,477	19,222	—	—

	$8,629	$8,707	$2,162,256	$2,259,822	$11,090	$11,693

Realized Investment Gains and Losses
We determine the cost of investments sold by the specific identification method. A summary of realized investment gains (losses) resulting from investment sales, calls and other-than-temporary impairment (“OTTI”) charges, is as follows:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Realized investment gains (losses)
Fixed maturities	$489	$(3,276)
Equity securities	2,344	(509)
Trading securities	(92)	297
Other long-term investments	(15)	—

Total realized investment gains (losses)	$2,726	$(3,488)

For the three-month periods ended March 31, 2010 and 2009, the proceeds and gross realized gains and losses on the sale of available-for-sale securities were as follows:

(In Thousands)	Three Months Ended March 31,
Years Ended December 31	2010	2009
Proceeds from sales	$602	$8,049
Gross realized gains	402	—
Gross realized losses	—	80
There were no sales of held-to-maturity securities during the three-months ended March 31, 2010 and 2009.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $11.7 million and $12.6 million at March 31, 2010 and December 31, 2009, respectively.

The realized gains (losses) attributable to the change in fair value of trading securities still held at March 31, 2010 and 2009 were $(.3) million and $.3 million, respectively.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of March 31, 2010, our remaining potential contractual obligation was $12.6 million.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation is as follows:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$25,987	$(1,025)
Deferred policy acquisition costs	(7,236)	(9,589)
Income tax effect	(6,550)	4,319

Total change in net unrealized appreciation, net of tax	$12,201	$(6,295)

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
The tables on the following pages present a summary of fixed maturity and equity securities that were in an unrealized loss position at March 31, 2010 and December 31, 2009. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2010, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time as the value recovers or the securities mature.
We have evaluated the unrealized losses reported for all of our equity securities at March 31, 2010, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at March 31, 2010. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2010 was $.1 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

	Less than 12 months			12 months or longer			Total
(Dollars in Thousands)			Gross			Gross		Gross
March 31, 2010	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	1	$690	$148	$690	$148

Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$690	$148	$690	$148

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
US Treasury	9	$15,847	$117	1	$1,995	$—	$17,842	$117
Agency	2	6,988	12	13	32,748	252	39,736	264
States, municipalities and political subdivisions
General obligations	3	2,497	92	3	2,123	100	4,620	192
Special revenue	19	20,418	337	9	8,782	678	29,200	1,015
Foreign bonds
Canadian	1	2,075	5	2	4,063	8	6,138	13
Other foreign	2	2,445	13	4	8,583	79	11,028	92
Public utilities
Electric	4	7,447	89	3	5,641	38	13,088	127
Natural gas	1	3,838	51	1	2,234	7	6,072	58
Corporate bonds
Bank, trust and insurance	2	3,325	33	42	58,898	4,629	62,223	4,662
Transportation	—	—	—	2	3,662	10	3,662	10
Energy	3	8,297	35	5	13,968	154	22,265	189
Technology	3	9,646	52	3	7,484	92	17,130	144
Basic industry	2	4,990	13	4	9,749	207	14,739	220
Other	5	16,741	269	6	11,355	291	28,096	560

Total Available-For-Sale Fixed Maturities	56	$104,554	$1,118	98	$171,285	$6,545	$275,839	$7,663

Equity securities
Common stocks
Public utilities
Electric	—	$—	$—	5	$424	$27	$424	$27
Bank, trust and insurance companies
Banks	—	—	—	1	490	66	490	66
Insurance	2	329	16	3	408	49	737	65
All other common stock
Energy	—	—	—	2	207	6	207	6
Technology	—	—	—	3	941	155	941	155
Basic industry	—	—	—	2	182	79	182	79
Other	—	—	—	3	262	15	262	15
Nonredeemable preferred stocks	—	—	—	5	1,156	305	1,156	305

Total Available-for-Sale Equity Securities	2	$329	$16	24	$4,070	$702	$4,399	$718

Total Available-for-Sale Securities	58	$104,883	$1,134	122	$175,355	$7,247	$280,238	$8,381

Total	58	$104,883	$1,134	123	$176,045	$7,395	$280,928	$8,529

	Less than 12 months			12 months or longer			Total
(In Thousands)			Gross			Gross		Gross
December 31, 2009	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	1	$300	$5	—	$—	$—	$300	$5
Special revenue	—	—	—	1	679	158	679	158

Total Held-to-Maturity Fixed Maturities	1	$300	$5	1	$679	$158	$979	$163

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
All other government
US Treasury	5	$11,772	$192	—	$—	$—	$11,772	$192
Agency	5	24,755	246	10	42,198	802	66,953	1,048
States, municipalities and political subdivisions
General obligations	2	966	23	3	2,118	105	3,084	128
Special revenue	21	22,892	463	10	9,401	771	32,293	1,234
Foreign bonds
Other	2	1,329	19	4	10,492	253	11,821	272
Public utilities
Electric	1	4,958	99	6	7,761	199	12,719	298
Corporate bonds
All other corporate bonds
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
Our other long-term investments consist primarily of holdings in limited liability partnership funds that are valued by the various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value.
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
A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$8,707	$8,629	$9,720	$9,605
Available-for-sale fixed maturities	2,259,822	2,259,822	2,158,391	2,158,391
Trading securities	11,693	11,693	12,613	12,613
Equity securities	143,396	143,396	132,718	132,718
Mortgage loans	8,050	7,199	8,229	7,328
Policy loans	7,699	7,699	7,947	7,947
Other long-term investments	16,110	16,110	15,880	15,880
Short-term investments	1,100	1,100	7,359	7,359
Cash and cash equivalents	144,220	144,220	190,852	190,852
Accrued investment income	30,086	30,086	28,697	28,697
Liabilities
Policy reserves
Annuity (accumulations)	$963,438	$921,701	$1,087,457	$914,003
Annuity (benefit payments)	79,568	78,749	85,336	77,025

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
Transfers between levels, if any, are recorded as of the beginning of the period.
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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2010, was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2010 and December 31, 2009:

(In Thousands)		Fair Value Measurements
Description	March 31, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$19,222	$—	$19,222	$—
Mortgage-backed securities	2	—	2	—
US Treasury	44,376	—	44,376	—
Agency	106,998	—	106,998	—
States, municipalities and political subdivisions
General obligations	391,041	—	391,041	—
Special revenue	228,030	—	226,920	1,110
Foreign bonds
Canadian	70,020	—	70,020	—
Other	89,262	—	87,868	1,394
Public utilities
Electric	228,207	—	228,172	35
Natural gas	64,186	—	64,186	—
Other	3,728	—	3,728	—
Corporate bonds
Banks, trusts and insurance companies	279,634	—	267,437	12,197
Transportation	30,851	—	30,851	—
Energy	157,564	—	157,564	—
Technology	109,557	—	109,557	—
Basic industry	120,444	—	115,638	4,806
Credit cyclicals	64,961	—	62,311	2,650
Other	251,739	—	245,579	6,160

Total Available-For-Sale Fixed Maturities	$2,259,822	$—	$2,231,470	$28,352

Equity securities
Common stocks
Public utilities
Electric	$10,111	$10,111	$—	$—
Natural gas	1,677	1,677	—	—
Banks, trusts and insurance companies
Banks	40,760	40,760	—	—
Insurance	13,225	13,225	—	—
Other	2,481	2,481	—	—
All other common stocks
Transportation	—	—	—	—
Energy	9,532	9,532	—	—
Technology	15,615	15,586	29	—
Basic industry	15,435	15,435	—	—
Credit cyclicals	3,204	3,204	—	—
Other	30,200	29,938	262	—
Nonredeemable preferred stocks	1,156	934	222	—

Total Available-for-Sale Equity Securities	$143,396	$142,883	$513	$—

Total Available-for-Sale Securities	$2,403,218	$142,883	$2,231,983	$28,352

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,755	$—	$2,755	$—
Public utilities	1,422	—	1,422	—
Corporate bonds
Energy	2,710	—	2,710	—
Technology	2,883	—	2,883	—
Other	370	—	370	—
Redeemable Preferred Stock	1,553	1,553	—	—

Total Trading Securities	$11,693	$1,553	$10,140	$—

Short-Term Investments	$1,100	$1,100	$—	$—

Money Market Accounts	$15,987	$15,987	$—	$—

Total	$2,431,998	$161,523	$2,242,123	$28,352

(In Thousands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$18,952	$—	$18,952	$—
Mortgage-backed securities	2	—	2	—
US Treasury	35,650	—	35,650	—
Agency	70,625	—	70,625	—
States, municipalities and political subdivisions
General obligations	390,378	—	390,378	—
Special revenue	227,362	—	226,252	1,110
Foreign bonds
Canadian	58,826	—	58,826	—
Other	82,414	—	81,020	1,394
Public utilities
Electric	224,004	—	223,934	70
Natural gas	57,806	—	57,806	—
Other	3,778	—	3,778	—
Corporate bonds
Banks, trusts and insurance companies	289,209	—	275,181	14,028
Transportation	32,187	—	32,187	—
Energy	152,339	—	152,339	—
Technology	89,172	—	89,172	—
Basic industry	109,567	—	104,761	4,806
Credit cyclicals	72,585	—	69,737	2,848
Other	243,535	—	237,332	6,203

Total Available-For-Sale Fixed Maturities	$2,158,391	$—	$2,127,932	$30,459

Equity securities
Common stocks
Public utilities
Electric	$10,033	$10,033	$—	$—
Natural gas	1,684	1,684	—	—
Banks	35,889	35,889	—	—
Insurance	11,652	11,652	—	—
Other	1,942	1,942	—	—
All other common stocks
Transportation	1,593	1,593	—	—
Energy	9,529	9,529	—	—
Technology	13,910	13,879	31	—
Basic industry	13,449	13,449	—	—
Credit cyclicals	3,176	3,176	—	—
Other	28,832	28,573	259	—
Nonredeemable preferred stocks	1,029	1,029	—	—

Total Available-for-Sale Equity Securities	$132,718	$132,428	$290	$—

Total Available-for-Sale Securities	$2,291,109	$132,428	$2,128,222	$30,459

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,689	$—	$2,689	$—
Public utilities	1,460	—	1,460	—
Corporate bonds
Energy	2,310	—	2,310	—
Technology	4,314	—	4,314	—
Other	532	211	321	—
Redeemable Preferred Stock	1,308	1,308	—	—

Total Trading Securities	$12,613	$1,519	$11,094	$—

Short-Term Investments	$7,359	$1,100	$6,005	$254

Money Market Accounts	$96,163	$96,163	$—	$—

Total	$2,407,244	$231,210	$2,145,321	$30,713

The fair value of securities that are categorized as Level 1 is based on quoted market prices that are readily and regularly available.
The fair value of securities that are categorized as Level 2 is determined by management after reviewing market prices obtained from independent pricing services and brokers. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date. Our independent pricing services and brokers obtain prices from reputable pricing vendors in the marketplace. They continually monitor and review the external pricing sources, while actively participating to resolve any pricing issues that may arise.
For the three-month period ended March 31, 2010, the change in our securities categorized as Level 1 and Level 2 is the result of investment purchases made during the period and an increase in the unrealized appreciation on available-for-sale securities since December 31, 2009. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.
The securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain securities that were determined to be other-than-temporarily impaired in a prior period for which there is not an active market. The fair value of our Level 3 private placement securities is determined by management in reliance on pricing received from our independent pricing services and brokers consistent with the estimation of fair value for Level 2 securities.
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
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2010:

	States,
	municipalities
	and political	Foreign	Public	Corporate	Short-term
(In Thousands)	subdivisions	bonds	utilities	bonds	investments	Total
Balance at December 31, 2009	$1,110	$1,394	$70	$27,885	$254	$30,713
Realized losses (1)	—	—	(1)	—	—	(1)
Unrealized gains (1)				55	—	55
Amortization				1	—	1
Purchases	—	—	—	—	—	—
Disposals	—	—	(34)	(2,382)	—	(2,416)
Transfers in				254	—	254
Transfers out				—	(254)	(254)

Balance at March 31, 2010	$1,110	$1,394	$35	$25,813	$—	$28,352

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income (loss).
The amount reported in the previous table as “disposals” under the column “corporate bonds,” included $2.1 million of corporate bonds that were disposed of due to issuer debt restructuring. The securities disposed of included $.3 million of securities previously classified as short-term investments that were transferred to corporate bonds as a result of this debt restructuring.

NOTE 4. EMPLOYEE BENEFITS
Our pension and postretirement benefit expense for the three-month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Pension expense	$1,362	$757
Other postretirement benefit expense	629	570
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected to contribute $3.0 million to the pension plan in 2010. For the three-month period ended March 31, 2010, we have contributed $1.0 million to the pension plan. We anticipate that the total contribution for the 2010 plan year will not vary significantly from the expected contribution.
NOTE 5. STOCK-BASED COMPENSATION
Nonqualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 860,310 authorized shares available for future issuance at March 31, 2010. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees that will receive awards under the 2008 Stock Plan, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
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
The activity in the 2008 Stock Plan is displayed in the following table.

	Three
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	March 31, 2010	to Date
Beginning balance	919,525	1,900,000
Number of awards granted	(74,065)	(1,099,040)
Number of awards forfeited or expired	14,850	59,350

Ending balance	860,310	860,310
Number of option awards exercised	50	167,092
Number of restricted stock awards vested	—	—

Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 70,003 options available for future issuance at March 31, 2010. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Three
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	March 31, 2010	to Date
Beginning balance	70,003	150,000
Number of awards granted	—	(86,000)
Number of awards forfeited or expired	—	6,003

Ending balance	70,003	70,003
Number of awards exercised	—	400
Stock-Based Compensation Expense
For the three-month periods ended March 31, 2010 and 2009, we recognized stock-based compensation expense of $.4 million, and $.9 million respectively. As of March 31, 2010, we have $3.8 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over a term of five years, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

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
We evaluate the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), investment results, expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
The following analyses for the three-month periods ended March 31, 2010 and 2009 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for inter-segment eliminations.

	Property and
(In Thousands)	Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2010
Net premiums earned	$101,979	$12,408	$114,387
Investment income, net of investment expenses	8,682	19,331	28,013
Realized investment gains	2,176	550	2,726
Other income (loss)	(58)	181	123

Revenues	$112,779	$32,470	$145,249

Inter-segment Eliminations	(45)	(79)	(124)

Total Revenues	$112,734	$32,391	$145,125

Net Income	$16,076	$3,316	$19,392

Assets	$1,326,707	$1,692,989	$3,019,696

Invested Assets	$953,963	$1,501,685	$2,455,648

Three Months Ended March 31, 2009
Net premiums earned	$109,214	$9,185	$118,399
Investment income, net of investment expenses	6,091	17,223	23,314
Realized investment losses	(717)	(2,771)	(3,488)
Other income	28	131	159

Revenues	$114,616	$23,768	$138,384

Inter-segment Eliminations	(43)	(78)	(121)

Total Revenues	$114,573	$23,690	$138,263

Net Income	$1,864	$1,406	$3,270

Assets	$1,289,833	$1,501,460	$2,791,293

Invested Assets	$877,965	$1,245,992	$2,123,957

NOTE 7. EARNINGS PER COMMON SHARE
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
We determine the dilutive effect of our stock options outstanding using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding stock options whose exercise price is less than the weighted-average fair market value of our common stock during the reporting period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of our common stock at the weighted-average fair market value of the stock during the reporting period. The net of the assumed stock options exercised and assumed common shares repurchased represent the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share are as follows for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net income	$19,392	$19,392	$3,270	$3,270
Weighted-average common shares outstanding	26,435	26,435	26,613	26,613
Add dilutive effect of restricted stock awards	—	19	—	19
Add dilutive effect of stock options	—	—	—	10

Weighted-average common shares for EPS calculation	26,435	26,454	26,613	26,642

Earnings per common share	$0.73	$0.73	$0.12	$0.12

Awards excluded from diluted EPS calculation(1)	—	972	—	681

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
NOTE 8. COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity during the reporting period except those resulting from investments by stockholders and dividends to stockholders.
The following table sets forth the components of our comprehensive income (loss) and the related tax effects for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In Thousands)	2010	2009
Net income	$19,392	$3,270

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	21,477	(13,173)
Adjustment for net realized (gains) losses included in income	(2,726)	3,488
Adjustment for costs included in employee benefit expense	615	316

Other comprehensive income (loss), before tax	19,366	(9,369)
Income tax effect	(6,765)	3,279

Other comprehensive income (loss), after tax	12,601	(6,090)

Comprehensive income (loss)	$31,993	$(2,820)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
United Fire & Casualty Company
We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2010, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009 and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP Ernst & Young LLP
Chicago, Illinois
May 3, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among the factors that could cause our actual outcomes and results to differ are:
•	The adequacy of our loss and loss settlement reserves established for Hurricane Katrina, which are based on management estimates.

•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.

•	The frequency and severity of claims, including those related to catastrophe losses, and the impact those claims have on our loss reserve adequacy.

•	Developments in the domestic and global financial markets that could affect our investment portfolio and financing plans.

•	The valuation of invested assets.

•	The calculation and recovery of deferred policy acquisition costs (“DAC”).

•	The valuation of pension and other postretirement benefit obligations.

•	The absolute and relative performance of our products or services.

•	Our relationship with our agents.

•	Our relationship with our reinsurers.

•	The financial strength rating of our reinsurers.

•	The increased costs and risk associated with the security of our data.

•	Changes in industry trends and significant industry developments.

•	Governmental actions, policies or regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions.

•	NASDAQ policies or regulations relating to corporate governance, and the cost to comply.
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

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition is based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition costs asset. These critical accounting estimates are more fully described in our Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2009.
OUR BUSINESS
We operate property and casualty and life insurance businesses, marketing our products through independent agents. Although we maintain a broad geographic presence that includes most of the United States, more than half of our property and casualty premiums were written in Iowa, Texas, Missouri, Louisiana and Illinois for the three-month period ended March 31, 2010. Over three-fourths of our life insurance premiums were written in Iowa, Nebraska, Wisconsin, Minnesota, Illinois and Colorado for the three-month period ended March 31, 2010.
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
Our premium written is cyclical in nature and is influenced by many factors, including price competition, economic conditions, interest rates, weather-related events and other catastrophes such as natural disasters (e.g., hurricanes and tornados) and man-made disasters, state regulations, court decisions and changes in the law.

Over the past three years, our commercial lines of business have accounted for over 90.0 percent of our premium revenue. We anticipate that our current composition of commercial lines and personal lines business will not change materially during the coming year.

RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended March 31,
(In Thousands)	2010	2009	%

Revenues
Net premiums earned	$114,308	$118,321	(3.4)%
Investment income, net of investment expenses	27,968	23,271	20.2
Realized investment gains (losses)
Other-than-temporary impairment charges	(342)	(4,556)	92.5
All other realized gains	3,068	1,068	187.3

Total realized investment gains (losses)	2,726	(3,488)	178.2
Other income	123	159	(22.6)

	$145,125	$138,263	5.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$68,363	$86,078	(20.6)%
Increase in liability for future policy benefits	6,390	3,388	88.6
Amortization of deferred policy acquisition costs	26,516	29,406	(9.8)
Other underwriting expenses	8,784	8,128	8.1
Interest on policyholders’ accounts	10,801	9,772	10.5

	$120,854	$136,772	(11.6)%

Income before income taxes	$24,271	$1,491	1,527.8%
Federal income tax expense (benefit)	4,879	(1,779)	374.3

Net Income	$19,392	$3,270	493.0%

The following is a summary of our financial performance for the three-month period ended March 31, 2010.
Consolidated Results of Operations
•	Net income increased from $3.3 million for the three-month period ended March 31, 2009 to $19.4 million for the three-month period ended March 31, 2010, as a result of (i) an increase in net investment income due to an increase in our invested assets quarter over quarter; (ii) an increase in realized gains, as OTTI charges on investments were minimal in the first quarter of 2010; (iii) a decrease in losses and loss settlement expenses due to a reduction in losses incurred from Hurricane Katrina claims litigation and an improvement in our non-catastrophe claims experience; and (iv) a decrease in the amortization of deferred policy acquisition costs.

•	Our property and casualty segment’s premium writings decreased 6.6 percent for the three-month period ended March 31, 2010 as compared to the same period of 2009, due to the affect the weakened economy continues to have on businesses, as they reduce staff and vehicle fleets, and in some cases, go out of business and competition.

•	Annuity deposits decreased to $17.2 million for the three-month period ended March 31, 2010 from $63.5 million for the three-month period ended March 31, 2009, as annuitants seek other products as the economy continues to recover and money is reinvested into products with greater risk that yield a higher return. We do not record annuity deposits as a component of net premiums written or net premiums earned; however, they do generate investment income.

•	Our combined ratio improved from 105.8 percent for the three-month period ended March 31, 2009 to 91.8 percent for the three-month period ended March 31, 2010.

•	Pre-tax catastrophe losses and loss settlement expenses, excluding Hurricane Katrina, totaled $3.2 million for the three-month period ended March 31, 2010, compared to $3.0 million for the three-month period ended March 31, 2009.

•	Adverse development from Hurricane Katrina claims litigation decreased from $11.9 million for the three-month period ended March 31, 2009 to $5.4 million for the three-month period ended March 31, 2010.
Consolidated Financial Condition
•	The decline in annuity deposits along with annuitant withdrawals contributed to a net cash outflow related to our annuity business of $1.1 million in the three-month period ended March 31, 2010, compared to a net cash inflow of $19.4 million in the three-month period ended March 31, 2009.

•	For the three-month period ended March 31, 2010, we repurchased 166,276 shares of our common stock at an average cost of $16.59. As of March 31, 2010, we are authorized to purchase an additional 349,878 shares of common stock under our Share Repurchase Program, which expires in August 2011.

•	Unrealized investment gains, net of tax, were $94.7 million at March 31, 2010, which is a 14.8 percent increase from December 31, 2009. This is reflective of the appreciation in market values of our equity securities and increases in the prices of our fixed maturity securities, as interest rates declined.

•	Our stockholders’ equity increased to $698.5 million at March 31, 2010 from $672.7 million at December 31, 2009.

•	Our book value per share increased by $1.14 per share to $26.49 as of March 31, 2010 from $25.35 at December 31, 2009. The change in 2010 is attributable to our net income and an increase in our net unrealized investment gains, net of tax.

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2010	2009
Net premiums written (1)	$107,124	$114,649

Net premiums earned	$101,979	$109,214
Losses and loss settlement expenses	(63,628)	(82,279)
Amortization of deferred policy acquisition costs	(24,043)	(26,898)
Other underwriting expenses	(5,931)	(6,093)

Underwriting gain (loss) (1)	$8,377	$(6,056)

Investment income, net of underwriting expenses	8,637	6,048
Realized investment gains (losses)
Other-than-temporary impairment charges	(36)	(1,810)
All other realized gains	2,212	1,093

Total realized investment gains (losses)	2,176	(717)
Other income (loss)	(58)	28

Income (loss) before income taxes	$19,132	$(697)

GAAP Ratios:
Net loss ratio (without catastrophes)	54.1%	61.7%
Hurricane Katrina litigation — effect on net loss ratio	5.2	10.9
Other catastrophes — effect on net loss ratio	3.1	2.7

Net loss ratio	62.4%	75.3%

Expense ratio (2) (3)	29.4	30.5

Combined ratio	91.8%	105.8%

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

(2)	Includes policyholder dividends.

(3)	The GAAP expense ratio does not include disaster charges and other related expenses, net of recoveries, which totaled $(23) and $(358) for the three-months ended March 31, 2010 and 2009, respectively.
Net premiums written decreased by $7.5 million, or 6.6 percent, for the three-month period ended March 31, 2010, as compared to the same period of 2009. Our premium writings continued to be affected by the weak economy, as businesses reduce staff and vehicle fleets, and in some cases, go out of business. We have been successful at writing new business; however, the insurance marketplace remains competitive. Accordingly, our pricing level remains relatively flat, with personal lines up slightly and commercial lines flat to slightly lower. We were successful in increasing pricing on a small percentage of our commercial renewals. Our aggregate policy retention rate for personal and commercial lines of business remained at approximately 80 percent for the three-month periods ended March 31, 2010 and 2009, as our underwriters continue to focus on writing good business at an adequate price, preferring quality over volume.
Losses and loss settlement expenses improved 22.7 percent for the three-months ended March 31, 2010, as compared with the same period in 2009, due to a reduction in losses incurred from Hurricane Katrina claims litigation and improvement in our non-catastrophe claims experience. Hurricane Katrina losses and loss settlement expenses contributed $5.4 million to the losses incurred in the three-month period ended March 31, 2010, compared to $11.9 million in the same period of 2009. Excluding Hurricane Katrina development, we incurred $3.2 million in pre-tax catastrophe losses and loss settlement expenses in the three-month period ended March 31, 2010, compared to $3.0 million the same period of 2009.
Overall claims frequency decreased in the three-month period ended March 31, 2010, as compared to the same period of 2009, which is a trend we have seen for several quarters. Claims severity remained stable during the three-month period ended March 31, 2010.

Amortization of deferred policy acquisition costs decreased 10.6 percent in the three-month period ended March 31, 2010, as compared to the same period of 2009. The decrease in net premiums written have resulted in a reduction of the deferred acquisition costs asset and related amortization.
For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.
The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three-month periods ended March 31, 2010 and 2009.

		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$28,214	$18,841	66.8%	$31,052	$20,105	64.7%
Fire and allied lines (2)	24,384	19,799	81.2	25,400	27,073	106.6
Automobile	23,010	13,830	60.1	24,386	15,210	62.4
Workers’ compensation	11,218	4,278	38.1	13,211	11,776	89.1
Fidelity and surety	4,679	209	4.5	5,413	273	5.0
Miscellaneous	202	36	17.8	210	51	24.3

Total commercial lines	$91,707	$56,993	62.1%	$99,672	$74,488	74.7%

Personal lines
Fire and allied lines (3)	$5,979	$2,067	34.6%	$5,339	$3,808	71.3%
Automobile	3,467	2,881	83.1	3,086	2,351	76.2
Miscellaneous	87	(27)	N/A	84	294	N/A

Total personal lines	$9,533	$4,921	51.6%	$8,509	$6,453	75.8%

Reinsurance assumed	739	1,714	231.9%	1,033	1,338	129.5%

Total	$101,979	$63,628	62.4%	$109,214	$82,279	75.3%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
Commercial Lines
For the three months ended March 31, 2010, the loss ratio for our fire and allied lines improved to 81.2 percent compared to 106.6 percent for the same period of 2009. The change in this line was due to improvement in our non-catastrophe claims experience, as well as a reduction in losses incurred for Hurricane Katrina claims litigation in the three-months ended March 31, 2010, compared to the same period of 2009.
In the workers’ compensation line of business, our loss ratio was 38.1 percent for the three months ended March 31, 2010, as compared to 89.1 percent for the same period of 2009. The improvement in this line was due to the normal fluctuations that generally occur in this line of business.
Personal Lines
For the three months ended March 31, 2010, the loss ratio for our fire and allied lines was 34.6 percent compared to 71.3 percent for the same period of 2009, due to the improvement in our non-catastrophe claims experience.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2010	2009
Revenues
Net premiums written (1)	$12,312	$6,197

Net premiums earned	$12,329	$9,107
Investment income, net	19,331	17,223
Realized investment gains (losses)
Other-than-temporary impairment charges	(306)	(2,746)
All other realized gains	856	(25)

Total realized investment gains (losses)	550	(2,771)
Other income	181	131

Total Revenues	$32,391	$23,690

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,735	$3,799
Increase in liability for future policy benefits	6,390	3,388
Amortization of deferred policy acquisition costs	2,473	2,508
Other underwriting expenses	2,853	2,035
Interest on policyholders’ accounts	10,801	9,772

Total Benefits, Losses and Expenses	$27,252	$21,502

Income Before Income Taxes	$5,139	$2,188

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
Net premiums earned increased $3.2 million, or 35.4 percent, in the three-months ended March 31, 2010, as compared with the same period of 2009, due to an increase in sales of our single premium whole life products.
For the three-month period ended March 31, 2010, annuity deposits were $17.2 million compared to $63.5 million for the same period of 2009. The significant decrease in our annuity deposits in 2010 is attributable to annuitants seeking other products, as the economy continues to recover and money is reinvested into products with greater risk that yield a higher return. Annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, the money is invested to generate investment income.
The decline in annuity deposits along with annuitant withdrawals contributed to a net cash outflow related to our annuity business of $1.1 million in the three-month period ended March 31, 2010, compared to a net cash inflow of $19.4 million in the three-month period ended March 31, 2009.
Losses and loss settlement expenses increased $.9 million or 24.6 percent in the three-month period ended March 31, 2010 as compared to the same period of 2009. The increase is attributable to both an increase in the amount of death benefits paid as the sales of our life insurance products have increased in recent years, and a slight increase in surrender benefits.
Liability for future policy benefits increased $3.0 million, or 88.6 percent, in the three-month period ended March 31, 2010 as compared to the same period of 2009. The increase is primarily attributable to an increase in the sale of single premium whole life insurance, as well as an increase in long-term disability claims due to a longer than anticipated duration of claim payments.
Interest on policyholders’ accounts increased 10.5 percent in the three-month period ended March 31, 2010 as compared to the same period of 2009, due to the growth in our deferred annuity account balances over the last year.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.
Investment Portfolio
Our invested assets at March 31, 2010 totaled $2,455.6 million, compared to $2,351.8 million at December 31, 2009. At March 31, 2010, 92.4 percent of the value of our investment portfolio was fixed maturity securities and 5.8 percent was equity securities. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy and invest in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
Composition
We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax obligation, general economic conditions, expected rates of inflation and regulatory requirements. We administer our investment portfolio based on investment guidelines approved by management and the Investment Committee of our Board of Directors that comply with applicable statutory regulations.
The composition of our investment portfolio at March 31, 2010 is presented at carrying value in the following table:

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$801,170	84.0%	$1,467,281	97.7%	$2,268,451	92.4%
Equity securities	126,411	13.3	16,985	1.1	143,396	5.8
Trading securities	11,693	1.2	—	—	11,693	0.5
Mortgage loans	—	—	7,199	0.5	7,199	0.3
Policy loans	—	—	7,699	0.5	7,699	0.3
Other long-term investments	13,589	1.4	2,521	0.2	16,110	0.7
Short-term investments	1,100	0.1	—	—	1,100	—

Total	$953,963	100.0%	$1,501,685	100.0%	$2,455,648	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At March 31, 2010, we classified $2,259.8 million, or 99.6 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,158.4 million, or 99.6 percent, at December 31, 2009. We classify our remaining fixed maturity securities as held-to-maturity securities (which are reported at amortized cost) or trading securities. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of March 31, 2010 and December 31, 2009, we did not have direct exposure to investments in sub-prime mortgages, derivative securities or other credit enhancement vehicles.

Credit Quality
The following table displays a breakdown for all of our fixed maturity securities by credit rating at March 31, 2010 and December 31, 2009. Information contained in the table is generally based upon the issue credit ratings provided by Moody’s. If credit ratings from Moody’s were unavailable, we obtained them from Standard & Poor’s.

(In Thousands)	March 31, 2010		December 31, 2009
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$245,716	10.8%	$207,199	9.5%
AA	398,607	17.5	397,380	18.2
A	553,814	24.3	562,795	25.8
Baa/BBB	935,174	41.0	869,465	39.9
Other/Not Rated	146,833	6.4	143,770	6.6

	$2,280,144	100.0%	$2,180,609	100.0%

The credit ratings of our fixed maturity securities portfolio at March 31, 2010 has not changed significantly since December 31, 2009, as the financial markets continue to recover.
Duration
Our investment portfolio is composed primarily of fixed maturity securities whose fair values are susceptible to market risk, specifically interest rate changes. Duration is a measurement we use to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claim liabilities. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal and opposite effect on our investments and claim liabilities. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations. The primary purpose for matching invested assets and claim liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely.
Group
The maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at March 31, 2010 is 5.6 years compared to 6.0 years at December 31, 2009.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, at March 31, 2010 is 7.0 years compared to 7.3 years at December 31, 2009.
Life Insurance Segment
For our life insurance segment, the maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, at March 31, 2010 is 4.0 years compared to 4.3 years at December 31, 2009.
Investment Results
We recorded net investment income of $28.0 million and $23.3 million for the three-month periods ended March 31, 2010 and 2009, respectively. The improvement in the three-month period ended March 31, 2010 was the result of our invested assets increasing from $2.1 billion at March 31, 2009 to $2.5 billion at March 31, 2010, which allowed us to generate more investment income.
Realized investment gains were $2.7 million in the three-month period ended March 31, 2010, compared to realized investment losses of $3.5 million in the same period of 2009. For the three-month period ended March 31, 2010, we incurred OTTI charges of $.3 million attributable to our equity securities, compared to $4.6 million in the three-month period ended March 31, 2009, attributable to our fixed maturity and equity securities.

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
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders’ equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2010 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize OTTI charges in future periods on securities that we own at March 31, 2010, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.
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
The following table displays a summary of cash sources and uses in 2010 and 2009.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2010	2009
Cash provided provided by (used in)
Operating activities	$29,716	$9,189
Investing activities	(156,262)	(115,803)
Financing activities	79,914	103,178

Net decrease in cash and cash equivalents	$(46,632)	$(3,436)

Net cash flows provided by operating activities for the three-month periods ended March 31, 2010 and 2009 totaled $29.7 million and $9.2 million, respectively. Our operating cash flows increased in the three-month period ended March 31, 2010, as compared with the three-month period ended March 31, 2009, due to an increase in operating income and the receipt of an income tax refund for an overpayment of prior year tax and operating loss carrybacks. This was somewhat offset by payments made for accrued expenses and other liabilities.
Net cash flows used in investing activities for the three-month periods ended March 31, 2010 and 2009 totaled $156.3 million and $115.8 million, respectively. In the three-month period ended March 31, 2010, we had cash inflows from sales of investments, scheduled and unscheduled investment maturities, redemptions and prepayments that totaled $91.2 million compared to $99.0 million for the three-month period ended March 31, 2009. Our cash outflows for investment purchases totaled $168.1 million for the three-month period ended March 31, 2010 compared to $131.3 million for the three-month period ended March 31, 2009.

Net cash flows provided by financing activities for the three-month periods ended March 31, 2010 and 2009 totaled $79.9 million and $103.2 million, respectively. In the three-month period ended March 31, 2010, net cash flows from our life insurance segment’s annuity and universal life deposits totaled $7.9 million compared to $27.3 million for the same period of 2009. Additionally, in the three-month period ended March 31, 2010, our common stock repurchases totaled $2.8 million compared to $.5 million in the three-month period ended March 31, 2009.
If our operating and investing cash flows are not sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not utilize our line of credit during the first three months of 2010.
Stockholders’ Equity
Stockholders’ equity increased 3.8 percent from $672.7 million at December 31, 2009 to $698.5 million at March 31, 2010. The primary increases to stockholders’ equity were net income of $19.4 million and net unrealized appreciation of $12.2 million, net of tax. This was partially offset by stockholder dividends of $4.0 million and stock repurchases of $2.8 million. At March 31, 2010, book value per share was $26.49 compared to $25.35 at December 31, 2009.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of March 31, 2010, our remaining potential contractual obligation was $12.6 million.

STATUTORY FINANCIAL MEASURES
United Fire and its subsidiaries are required to file financial statements based on statutory accounting principles in each of the states where our insurance companies are domiciled or licensed to conduct business. Management analyzes financial data and statements that are prepared in accordance with statutory accounting principles rather than U.S. GAAP.
The following definitions of key statutory measures are provided for our readers’ convenience. United Fire does not reconcile data prepared under statutory accounting principles to those prepared under U.S. GAAP because Regulation G does not require reconciliation to U.S. GAAP of data prepared under a system of regulation of a government or governmental authority or self-regulatory organization that is applicable to the registrant.
Premiums written is a measure of our overall business volume. Net premiums written comprises direct and assumed premiums written, less ceded premiums written. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for insurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Premiums written is an important measure of business production for the period under review.

	Three Months Ended March 31,
(In Thousands)	2010	2009
Net premiums written	$119,436	$120,846
Net change in unearned premium	(5,186)	(2,749)
Net change in prepaid reinsurance premium	58	224

Net premiums earned	$114,308	$118,321

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
Underwriting income (loss) is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses and loss settlement expenses, amortization of deferred policy acquisition costs, and other underwriting expenses. We use this financial measure in evaluating the results of our operations and to analyze the profitability of our property and casualty segment separately from our investment results.
NON-GAAP FINANCIAL MEASURES
We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance. The following Non-GAAP financial measure is utilized in this filing:
Catastrophe losses utilize the designations of the Insurance Services Office (“ISO”) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is a single unpredictable incident or series of closely related incidents causing severe insured losses that cause $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We also include as catastrophes those events we believe are, or will be, material to our operations, either in amount or in number of claims made. Management at times may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation, such as Hurricane Katrina. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Three Months Ended March 31,
(In Thousands)	2010	2009
ISO catastrophes	$8,378	$14,013
Less Hurricane Katrina loss development	(5,351)	(11,944)

ISO catastrophes without Hurricane Katrina	$3,027	$2,069
Non-ISO catastrophes	129	908

Total catastrophes	$3,156	$2,977

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk arising from potential losses due to adverse changes in interest rates and market prices. However, we have the ability to hold fixed maturity investments to maturity. Our investment guidelines define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product, and regulatory requirements. We respond to market risk by managing the character of investment purchases.
We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2010, we did not hold investments in sub-prime mortgages, derivative securities, credit default swaps or other credit-enhancement exposures.
While our primary market risk exposure is changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.
There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

ITEM 1A. RISK FACTORS
Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.
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
The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended March 31, 2010.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
1/1/10 – 1/31/10	76,476	$16.93	76,476	439,678
2/1/10 – 2/28/10	89,800	16.29	89,800	349,878
3/1/10 – 3/31/10	—	—	—	349,878
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit		Filed
number	Exhibit description	herewith
11
Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 7 of the Notes to Unaudited Consolidated Financial Statements, in accordance with the FASB guidance on Earnings per Share
X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY

(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons

Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer, Director and Principal Executive Officer	Vice President, Chief Financial Officer and Principal Accounting Officer

May 3, 2010	May 3, 2010

(Date)	(Date)