Form 10-Q
period 2010-06-30
UNITED FIRE & CASUALTY CO
filed 2010-07-30
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 26, 2010, 26,321,219 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
June 30, 2010

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
	(unaudited)
ASSETS
Investments
Fixed maturities (including $72,956, at fair value, of securities loaned in 2010)
Held-to-maturity, at amortized cost (fair value $8,103 in 2010 and $9,720 in 2009)	$8,017	$9,605
Available-for-sale, at fair value (amortized cost $2,169,436 in 2010 and $2,075,733 in 2009)	2,283,526	2,158,391
Equity securities, at fair value (cost $51,490 in 2010 and $53,306 in 2009)	123,996	132,718
Trading securities, at fair value (amortized cost $9,461 in 2010 and $11,724 in 2009)	9,454	12,613
Mortgage loans	7,067	7,328
Policy loans	7,504	7,947
Other long-term investments	17,145	15,880
Short-term investments	1,100	7,359

	$2,457,809	$2,351,841

Cash and cash equivalents	$156,839	$190,852
Accrued investment income	29,458	28,697
Securities lending collateral	75,013	—
Premiums receivable	144,371	127,456
Deferred policy acquisition costs	88,222	92,505
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $32,100 in 2010 and $30,812 in 2009)	21,815	22,278
Reinsurance receivables and recoverables	48,310	40,936
Prepaid reinsurance premiums	1,759	1,673
Income taxes receivable	16,733	28,197
Other assets	16,250	18,109

TOTAL ASSETS	$3,056,579	$2,902,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$601,527	$606,045
Life insurance	1,354,009	1,321,600
Unearned premiums	222,891	206,010
Securities lending payable	75,013	—
Accrued expenses and other liabilities	79,489	84,934
Deferred income taxes	17,715	11,220

TOTAL LIABILITIES	$2,350,644	$2,229,809

Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,321,219 and 26,533,040 shares issued and outstanding in 2010 and 2009, respectively	$87,737	$88,443
Additional paid-in capital	137,322	139,403
Retained earnings	411,118	384,242
Accumulated other comprehensive income, net of tax	69,758	60,647

TOTAL STOCKHOLDERS’ EQUITY	$705,935	$672,735

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,056,579	$2,902,544

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

(In Thousands, Except Per Share Data	Three Months Ended June 30,		Six Months Ended June 30,
and Number of Shares)	2010	2009	2010	2009

Revenues
Net premiums earned	$117,082	$119,671	$231,390	$237,992
Investment income, net of investment expenses	28,291	27,359	56,259	50,630
Realized investment gains (losses)
Other-than-temporary impairment charges	(117)	(13,583)	(459)	(18,139)
All other realized gains	2,463	430	5,531	1,498

Total realized investment gains (losses)	2,346	(13,153)	5,072	(16,641)
Other income	295	169	418	328

	$148,014	$134,046	$293,139	$272,309

Benefits, Losses and Expenses
Losses and loss settlement expenses	$72,757	$90,558	$141,120	$176,636
Future policy benefits	7,375	5,874	13,765	9,262
Amortization of deferred policy acquisition costs	28,057	28,795	54,573	58,201
Other underwriting expenses	8,587	9,782	17,371	17,910
Interest on policyholders’ accounts	10,647	10,397	21,448	20,169

	$127,423	$145,406	$248,277	$282,178

Income (loss) before income taxes	$20,591	$(11,360)	$44,862	$(9,869)
Federal income tax expense (benefit)	5,197	(6,026)	10,076	(7,805)

Net Income (Loss)	$15,394	$(5,334)	$34,786	$(2,064)

Weighted average common shares outstanding	26,356,353	26,591,677	26,395,593	26,602,518
Basic earnings (loss) per common share	$0.58	$(0.20)	$1.32	$(0.08)
Diluted earnings (loss) per common share	$0.58	$(0.20)	$1.32	$(0.08)
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Unaudited)

Six
Months Ended
(In Thousands, Except Per Share Data and Number of Shares)	June 30, 2010

Common stock
Balance, beginning of y ear	$88,443
Shares repurchased (213,076 shares)	(710)
Shares issued for stock-based awards (1,255 shares)	4

Balance, end of period	$87,737

Additional paid-in capital
Balance, beginning of year	$139,403
Compensation expense and related tax benefit for stock-based award grants	879
Shares repurchased	(2,979)
Shares issued for stock-based awards	19

Balance, end of period	$137,322

Retained earnings
Balance, beginning of year	$384,242
Net income	34,786
Dividends on common stock ($0.30 per share)	(7,910)

Balance, end of period	$411,118

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$60,647
Change in net unrealized appreciation (1)	8,417
Change in underfunded status of employee benefit plans	694

Balance, end of period	$69,758

Summary of changes
Balance, beginning of year	$672,735
Net income	34,786
All other changes in stockholders’ equity accounts	(1,586)

Balance, end of period	$705,935

(1)	The change in net unrealized appreciation is net of reclassification adjustments.
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$34,786	$(2,064)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	1,891	1,548
Depreciation and amortization	1,455	1,805
Stock-based compensation expense	878	1,267
Realized investment (gains) losses	(5,072)	16,641
Net cash flows from trading investments	2,379	(2,352)
Deferred income tax expense (benefit)	2,976	(9,673)
Changes in:
Accrued investment income	(761)	(1,012)
Premiums receivable	(16,915)	(19,685)
Deferred policy acquisition costs	(7,294)	(3,992)
Reinsurance receivables	(7,374)	7,225
Prepaid reinsurance premiums	(86)	(295)
Income taxes receivable	11,464	10,341
Other assets	1,859	(541)
Future policy benefits and losses, claims and loss settlement expenses	12,659	15,274
Unearned premiums	16,881	16,565
Accrued expenses and other liabilities	(4,377)	4,746
Deferred income taxes	(1,388)	—
Other, net	(494)	953

Total adjustments	$8,681	$38,815

Net cash provided by operating activities	$43,467	$36,751

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,402	$8,360
Proceeds from call and maturity of held-to-maturity investments	1,603	2,675
Proceeds from call and maturity of available-for-sale investments	192,888	177,632
Proceeds from short-term and other investments	3,200	17,925
Purchase of available-for-sale investments	(277,962)	(251,479)
Purchase of short-term and other investments	(3,308)	(7,534)
Change in securities lending collateral	(75,013)	(69,845)
Net purchases and sales of property and equipment	(960)	(4,662)

Net cash used in investing activities	$(156,150)	$(126,928)

Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$70,669	$163,857
Withdrawals from investment and universal life contracts	(55,437)	(91,610)
Change in securities lending payable	75,013	69,845
Payment of cash dividends	(7,910)	(7,982)
Repurchase of common stock	(3,689)	(538)
Issuance of common stock	23	19
Tax benefit from issuance of common stock	1	(23)

Net cash provided by financing activities	$78,670	$133,568

Net Change in Cash and Cash Equivalents	$(34,013)	$43,391
Cash and Cash Equivalents at Beginning of Period	190,852	109,582

Cash and Cash Equivalents at End of Period	$156,839	$152,973

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The review report of Ernst & Young LLP as of and for the three- and six-month periods ended June 30, 2010, accompanies the unaudited Consolidated Financial Statements included in Item 1 of Part I.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. We made payments for income taxes of $10.5 million and $1.8 million for the six-month periods ended June 30, 2010 and 2009, respectively. We received tax refunds totaling $13.5 million and $10.3 million in the six-month periods ended June 30, 2010 and 2009, respectively, due to overpayment of prior year tax and operating loss carrybacks. We made no significant payments of interest for the six-month periods ended June 30, 2010 and 2009, other than for interest credited to policyholders’ accounts.
Income Taxes
We reported a federal income tax expense of $10.1 million (at an effective tax rate of 22.5 percent) and a federal income tax benefit of $7.8 million for the six-month periods ended June 30, 2010 and 2009, respectively. Our effective tax rate is less than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We have recognized no liability for unrecognized tax benefits for the six-month periods ended June 30, 2010 and 2009. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination for years before 2004. There are no ongoing examinations of income tax returns by federal or state tax authorities except for the State of Illinois examinations of 2007 and 2008 tax years, which are currently ongoing.
Legal Proceedings
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of June 30, 2010, there were approximately 130 individual policyholder cases pending, and an additional seven class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
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
Following an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, both state and federal courts have been reviewing pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In the six-month period ended June 30, 2010, we concluded approximately 85 of the 215 lawsuits that were pending at December 31, 2009.
In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claims were at least partially denied or allegedly misadjusted. We appealed this order as we feel it was not supported by the evidence. On October 14, 2009, we were notified that our appeal to the Louisiana Fourth Circuit Court of Appeals was denied. We sought review of this decision by the Louisiana Supreme Court and in May 2010 we were notified that the Court had agreed to review the case. The case is currently in the briefing stage. We have reserved each case included in this class action based on the estimated exposure attributable to our policy. However, if we do not obtain relief in our appeal, we will review recorded reserves and adjust them if we believe adjustment to be necessary.
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

We consider all of our other litigation pending as of June 30, 2010 to be ordinary, routine, and incidental to our business.
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
Under the accounting guidance for secured borrowing transactions, the collateral deposited by the borrower and our obligation to return that collateral to the borrower is reported in the accompanying Consolidated Balance Sheets as an asset (“securities lending collateral”) and a corresponding liability (“securities lending payable”) at June 30, 2010. There were no securities on loan under the program at December 31, 2009. At June 30, 2010, we had securities totaling $73.0 million on loan under the program. At June 30, 2010, collateral received and managed by our agent having a fair value of $75.0 million had been reinvested in short-term highly liquid investments.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2010 and December 31, 2009, is as follows:

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
June 30, 2010	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$318	$6	$—	$324
Mortgage-backed securities	487	67	—	554
States, municipalities and political subdivisions
General obligations	1,355	18	—	1,373
Special revenue	5,857	135	140	5,852

Total Held-to-Maturity Fixed Maturities	$8,017	$226	$140	$8,103

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collateralized mortgage obligations	$17,502	$2,263	$—	$19,765
Mortgage-backed securities	2	—	—	2
US Treasury	42,683	1,037	—	43,720
Agency	103,868	252	29	104,091
States, municipalities and political subdivisions
General obligations	370,429	24,960	113	395,276
Special revenue	220,513	11,954	485	231,982
Foreign bonds
Canadian	73,123	5,047	—	78,170
Other foreign	88,710	4,549	45	93,214
Public utilities
Electric	212,476	14,081	404	226,153
Natural gas	60,919	3,497	—	64,416
Other	3,450	277	—	3,727
Corporate bonds
Bank, trust and insurance companies	268,671	12,002	5,085	275,588
Transportation	27,934	1,451	5	29,380
Energy	133,611	6,189	436	139,364
Technology	122,988	7,205	22	130,171
Basic industry	122,004	6,026	196	127,834
Credit cyclicals	61,378	3,867	—	65,245
Other	239,175	16,749	496	255,428

Total Available-For-Sale Fixed Maturities	$2,169,436	$121,406	$7,316	$2,283,526

Equity securities
Common stocks
Public utilities
Electric	$6,319	$3,513	$47	$9,785
Natural gas	838	782	—	1,620
Bank, trust and insurance companies
Banks	6,478	28,752	153	35,077
Insurance	3,129	9,048	124	12,053
Other	1,505	628	—	2,133
All other common stocks
Energy	4,903	3,460	28	8,335
Technology	8,100	5,371	265	13,206
Basic industry	7,019	4,735	28	11,726
Credit cyclicals	116	549	—	665
Other	11,621	16,734	141	28,214
Nonredeemable preferred stocks	1,462	—	280	1,182

Total Available-for-Sale Equity Securities	$51,490	$73,572	$1,066	$123,996

Total Available-for-Sale Securities	$2,220,926	$194,978	$8,382	$2,407,522

	(Dollars in Thousands)
	Cost or	Gross Unrealized	Gross Unrealized
December 31, 2009	Amortized Cost	Appreciation	Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$955	$21	$—	$976
Mortgage-backed securities	534	73	—	607
States, municipalities and political subdivisions
General obligations	1,478	21	5	1,494
Special revenue	6,638	163	158	6,643

Total Held-to-Maturity Fixed Maturities	$9,605	$278	$163	$9,720

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
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

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at June 30, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
(Dollars in Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
June 30, 2010	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$556	$563	$209,044	$214,061	$2,815	$2,748
Due after one year through five years	6,337	6,310	1,085,130	1,150,011	459	494
Due after five years through 10 years	319	352	759,337	797,673	—	—
Due after 10 years	—	—	98,421	102,014	6,187	6,212
Mortgage-backed securities	487	554	2	2	—	—
Collateralized mortgage obligations	318	324	17,502	19,765	—	—

	$8,017	$8,103	$2,169,436	$2,283,526	$9,461	$9,454

Realized Investment Gains and Losses
We determine the cost of investments sold by the specific identification method. A summary of realized investment gains (losses) resulting from investment sales, calls and other-than-temporary impairment (“OTTI”) charges, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Realized investment gains (losses)
Fixed maturities	$373	$(2,222)	$862	$(5,497)
Equity securities	2,565	(11,472)	4,909	(11,982)
Trading securities	(592)	541	(684)	838
Other long-term investments	—	—	(15)	—

Total realized investment gains (losses)	$2,346	$(13,153)	$5,072	$(16,641)

For the six-month periods ended June 30, 2010 and 2009, the proceeds and gross realized gains and losses on the sale of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Proceeds from sales	$2,800	$311	$3,402	$8,360
Gross realized gains	1,513	—	1,915	—
Gross realized losses	—	346	—	426
There were no sales of held-to-maturity securities during the three-month or six-month periods ended June 30, 2010 and 2009.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $9.5 million and $12.6 million at June 30, 2010 and December 31, 2009, respectively.

The realized gains (losses) attributable to the change in fair value during the reporting period of trading securities held at June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Trading
Realized gains	$—	$541	$—	$815
Realized losses	609	—	896	—
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of June 30, 2010, our remaining potential contractual obligation was $12.2 million.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation is as follows:

	Six Months Ended June 30,
(In Thousands)	2010	2009
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$24,526	$71,398
Deferred policy acquisition costs	(11,576)	(40,670)
Income tax effect	(4,533)	(10,755)

Total change in net unrealized appreciation, net of tax	$8,417	$19,973

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
The tables on the following pages present a summary of fixed maturity and equity securities that were in an unrealized loss position at June 30, 2010 and December 31, 2009. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2010, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time that the fair value recovers or the securities mature.
We have evaluated the unrealized losses reported for all of our equity securities at June 30, 2010, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at June 30, 2010. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2010 was $.2 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

	Less than 12 months			12 months or longer			Total
(Dollars in Thousands)			Gross			Gross		Gross
June 30, 2010	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	1	$700	$140	$700	$140

Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$700	$140	$700	$140

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government-sponsored enterprises
Agency	—	—	—	2	9,971	29	9,971	29
States, municipalities and political subdivisions
General obligations	1	491	38	4	3,032	75	3,523	113
Special revenue	4	3,990	141	9	9,143	344	13,133	485
Foreign bonds
Other foreign	1	3,199	11	1	1,394	34	4,593	45
Public utilities
Electric	1	1,300	100	3	7,179	304	8,479	404
Corporate bonds
Bank, trust and insurance companies	5	8,875	76	39	48,066	5,009	56,941	5,085
Transportation	—	—	—	1	2,001	5	2,001	5
Energy	6	12,097	383	1	2,119	53	14,216	436
Technology	1	999	1	1	3,035	21	4,034	22
Basic industry	1	1,047	1	3	5,591	195	6,638	196
Other	2	7,794	279	5	7,151	217	14,945	496

Total Available-For-Sale Fixed Maturities	22	$39,792	$1,030	69	$98,682	$6,286	$138,474	$7,316

Equity securities
Common stocks
Public utilities
Electric	3	$299	$9	5	$412	$38	$711	$47
Bank, trust and insurance companies
Banks	—	—	—	1	403	153	403	153
Insurance	1	247	41	4	430	83	677	124
All other common stocks
Energy	2	184	28	—	—	—	184	28
Technology	7	953	30	3	861	235	1,814	265
Basic industry	2	123	28	—	—	—	123	28
Other	8	2,442	126	3	264	15	2,706	141
Nonredeemable preferred stocks	—	—	—	7	1,182	280	1,182	280

Total Available-for-Sale Equity Securities	23	$4,248	$262	23	$3,552	$804	$7,800	$1,066

Total Available-for-Sale Securities	45	$44,040	$1,292	92	$102,234	$7,090	$146,274	$8,382

Total	45	$44,040	$1,292	93	$102,934	$7,230	$146,974	$8,522

	Less than 12 months			12 months or longer			Total
(In Thousands)			Gross			Gross		Gross
December 31, 2009	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Value	Depreciation	Value	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	1	$300	$5	—	$—	$—	$300	$5
Special revenue	—	—	—	1	679	158	679	158

Total Held-to-Maturity Fixed Maturities	1	$300	$5	1	$679	$158	$979	$163

AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
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
A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$8,103	$8,017	$9,720	$9,605
Available-for-sale fixed maturities	2,283,526	2,283,526	2,158,391	2,158,391
Trading securities	9,454	9,454	12,613	12,613
Equity securities	123,996	123,996	132,718	132,718
M ortgage loans	7,962	7,067	8,229	7,328
Policy loans	7,504	7,504	7,947	7,947
Other long-term investments	17,145	17,145	15,880	15,880
Short-term investments	1,100	1,100	7,359	7,359
Cash and cash equivalents	156,839	156,839	190,852	190,852
Accrued investment income	29,458	29,458	28,697	28,697
Liabilities
Policy reserves
Annuity (accumulations)	$996,028	$929,562	$1,087,457	$914,003
Annuity (benefit payments)	84,598	82,786	85,336	77,025

FASB guidance on fair value measurements includes the application of a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments are categorized into a three-level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2010, was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2010 and December 31, 2009:

(In Thousands)		Fair Value Measurements
Description	June 30, 2010	Level 1	Level 2	Level 3
AVAILABLE-FO R-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collateralized mortgage obligations	$19,765	$—	$19,765	$—
Mortgage-backed securities	2	—	2	—
US Treasury	43,720	—	43,720	—
Agency	104,091	—	104,091	—
States, municipalities and political subdivisions
General obligations	395,276	—	395,276	—
Special revenue	231,982	—	230,926	1,056
Foreign bonds
Canadian	78,170	—	78,170	—
Other	93,214	—	91,820	1,394
Public utilities
Electric	226,153	—	226,118	35
Natural gas	64,416	—	64,416	—
Other	3,727	—	3,727	—
Corporate bonds
Banks, trusts and insurance companies	275,588	—	263,437	12,151
Transportation	29,380	—	29,380	—
Energy	139,364	—	139,364	—
Technology	130,171	—	130,171	—
Basic industry	127,834	—	123,028	4,806
Credit cyclicals	65,245	—	62,595	2,650
Other	255,428	—	249,314	6,114

Total Available-For-Sale Fixed Maturities	$2,283,526	$—	$2,255,320	$28,206

Equity securities
Common stocks
Public utilities
Electric	$9,785	$9,785	$—	$—
Natural gas	1,620	1,620	—	—
Banks, trusts and insurance companies
Banks	35,077	35,077	—	—
Insurance	12,053	12,053	—	—
Other	2,133	2,133	—	—
All other common stocks
Energy	8,335	8,335	—	—
Technology	13,206	13,178	28	—
Basic industry	11,726	11,726	—	—
Credit cyclicals	665	665	—	—
Other	28,214	27,950	264	—
Nonredeemable preferred stocks	1,182	953	229	—

Total Available-for-Sale Equity Securities	$123,996	$123,475	$521	$—

Total Available-for-Sale Securities	$2,407,522	$123,475	$2,255,841	$28,206

TRADING
Fixed maturities
Bonds
Foreign bonds	$2,444	$—	$2,444	$—
Corporate bonds
Energy	2,492	—	2,492	—
Technology	2,822	—	2,822	—
Other	320	—	320	—
Redeemable Preferred Stock	1,376	1,376	—	—

Total Trading Securities	$9,454	$1,376	$8,078	$—

Short-Term Investments	$1,100	$1,100	$—	$—

Money Market Accounts	$36,773	$36,773	$—	$—

Total	$2,454,849	$162,724	$2,263,919	$28,206

(In Thousands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
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
For the six-month period ended June 30, 2010, the change in our securities categorized as Level 1 and Level 2, shown in the foregoing tables, is the result of investment purchases made during the period. This change is reflected in the amount of funds held in our money markets at June 30, 2010 as compared to December 31, 2009, as we primarily used these funds to purchase fixed maturity securities. Also contributing to the change was an increase in the unrealized appreciation on available-for-sale securities since December 31, 2009. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.
The securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
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
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2010:

	States,
	municipalities
	and political	Foreign	Public	Corporate
(In Thousands)	subdivisions	bonds	utilities	bonds	Total
Balance at March 31, 2010	$1,110	$1,394	$35	$25,813	$28,352
Realized gains (1)
Unrealized gains (1)				47	47
Amortization
Purchases
Disposals	(54)			(139)	(193)
Transfers in
Transfers out

Balance at June 30, 2010	$1,056	$1,394	$35	$25,721	$28,206

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The amount reported in the previous table as “disposals,” included $.2 million of corporate bonds where an unobservable price was not available at June 30, 2010.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2010:

	States,
	municipalities
	and political	Foreign	Public	Corporate	Short-term
(In Thousands)	subdivisions	bonds	utilities	bonds	investments	Total
Balance at December 31, 2009	$1,110	$1,394	$70	$27,885	$254	$30,713
Realized gains (1)
Unrealized gains (losses) (1)			(2)	104		102
Amortization
Purchases
Disposals	(54)		(33)	(2,522)		(2,609)
Transfers in				254		254
Transfers out				—	(254)	(254)

Balance at June 30, 2010	$1,056	$1,394	$35	$25,721	$—	$28,206

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The amount reported in the previous table as “disposals” under the column “corporate bonds,” included $2.1 million of corporate bonds that were disposed of due to issuer debt restructuring. The securities disposed of included $.3 million of securities previously classified as short-term investments that were transferred to corporate bonds as a result of this debt restructuring.
NOTE 4. EMPLOYEE BENEFITS
Our pension and postretirement benefit expense for the three- and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Pension expense	$1,182	$1,967	$2,544	$2,724
Other postretirement benefit expense	628	687	1,257	1,257
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected to contribute $3.0 million to the pension plan in 2010. For the six-month period ended June 30, 2010, we contributed $1.8 million to the pension plan. We anticipate that the total contribution for the 2010 plan year will not vary significantly from the expected contribution.
NOTE 5. STOCK-BASED COMPENSATION
Nonqualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and nonqualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 820,805 authorized shares available for future issuance at June 30, 2010. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees that will receive awards under the 2008 Stock Plan, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.

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
The activity in the 2008 Stock Plan is displayed in the following table.

	Six
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	June 30, 2010	to Date
Beginning balance	919,525	1,900,000
Number of awards granted	(114,070)	(1,139,045)
Number of awards forfeited or expired	15,350	59,850

Ending balance	820,805	820,805
Number of option awards exercised	250	167,292
Number of restricted stock awards vested	—	—
Nonqualified Nonemployee Director Stock Option and Restricted Stock Plan
We have a nonemployee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and nonqualified stock options to purchase 150,000 shares of United Fire’s common stock, with 37,003 options available for future issuance at June 30, 2010. The Board of Directors has the authority to determine which nonemployee directors receive awards under the plan, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.
The activity in our nonemployee director stock option and restricted stock plan is displayed in the following table.

	Six
	Months Ended	Inception
Authorized Shares Available for Future Award Grants	June 30, 2010	to Date
Beginning balance	70,003	150,000
Number of awards granted	(33,000)	(119,000)
Number of awards forfeited or expired	—	6,003

Ending balance	37,003	37,003
Number of awards exercised	—	—

Stock-Based Compensation Expense
For each of the three-month periods ended June 30, 2010 and 2009, we recognized stock-based compensation expense of $.4 million. For the six-month periods ended June 30, 2010 and 2009, we recognized stock-based compensation expense of $.9 million, and $1.3 million respectively. As of June 30, 2010, we had $4.1 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2010 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2010	$855
2011	1,399
2012	990
2013	548
2014	314
2015	32

Total	$4,138

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
The following tables for the three-month periods ended June 30, 2010 and 2009 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and
(In Thousands)	Casualty Insurance	Life Insurance	Total
Three Months Ended June 30, 2010
Net premiums earned	$105,396	$11,766	$117,162
Investment income, net of investment expenses	9,049	19,288	28,337
Realized investment gains (losses)	(721)	3,067	2,346
Other income	75	220	295

Revenues	$113,799	$34,341	$148,140

Intersegment eliminations	(46)	(80)	(126)

Total revenues	$113,753	$34,261	$148,014

Net income	$11,424	$3,970	$15,394

Assets	$1,344,024	$1,712,555	$3,056,579

Invested assets	$956,108	$1,501,701	$2,457,809

Three Months Ended June 30, 2009
Net premiums earned	$109,458	$10,290	$119,748
Investment income, net of investment expenses	9,125	18,277	27,402
Realized investment losses	(7,631)	(5,522)	(13,153)
Other income	17	152	169

Revenues	$110,969	$23,197	$134,166

Intersegment eliminations	(43)	(77)	(120)

Total revenues	$110,926	$23,120	$134,046

Net income	$(3,783)	$(1,551)	$(5,334)

Assets	$1,319,141	$1,556,893	$2,876,034

Invested assets	$874,078	$1,328,842	$2,202,920

The following tables for the six-month periods ended June 30, 2010 and 2009 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and
(In Thousands)	Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2010
Net premiums earned	$207,375	$24,174	$231,549
Investment income, net of investment expenses	17,731	38,619	56,350
Realized investment gains	1,455	3,617	5,072
Other income	17	401	418

Revenues	$226,578	$66,811	$293,389

Intersegment eliminations	(91)	(159)	(250)

Total revenues	$226,487	$66,652	$293,139

Net income	$27,500	$7,286	$34,786

Assets	$1,344,024	$1,712,555	$3,056,579

Invested assets	$956,108	$1,501,701	$2,457,809

Six Months Ended June 30, 2009
Net premiums earned	$218,672	$19,475	$238,147
Investment income, net of investment expenses	15,216	35,500	50,716
Realized investment losses	(8,348)	(8,293)	(16,641)
Other income	45	283	328

Revenues	$225,585	$46,965	$272,550

Intersegment eliminations	(86)	(155)	(241)

Total revenues	$225,499	$46,810	$272,309

Net loss	$(1,919)	$(145)	$(2,064)

Assets	$1,319,141	$1,556,893	$2,876,034

Invested assets	$874,078	$1,328,842	$2,202,920

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

The components of basic and diluted earnings (loss) per share were as follows for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net income (loss)	$15,394	$15,394	$(5,334)	$(5,334)
Weighted-average common shares outstanding	26,356	26,356	26,592	26,592
Add dilutive effect of restricted stock awards	—	19	—	—
Add dilutive effect of stock options	—	25	—	—

Weighted-average common shares for EPS calculation	26,356	26,400	26,592	26,592

Earnings (loss) per common share	$0.58	$0.58	$(0.20)	$(0.20)

Awards excluded from diluted EPS calculation(1)	—	814	—	924

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
The components of basic and diluted earnings (loss) per share were as follows for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted
Net income (loss)	$34,786	$34,786	$(2,064)	$(2,064)
Weighted-average common shares outstanding	26,396	26,396	26,603	26,603
Add dilutive effect of restricted stock awards	—	19	—	—

Weighted-average common shares for EPS calculation	26,396	26,415	26,603	26,603

Earnings (loss) per common share	$1.32	$1.32	$(0.08)	$(0.08)

Awards excluded from diluted EPS calculation(1)	—	814	—	924

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
NOTE 8. COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity during the reporting period except those resulting from investments by stockholders and dividends to stockholders.
The following table sets forth the components of our comprehensive income and the related tax effects for the three-month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,
(In Thousands)	2010	2009
Net income (loss)	$15,394	$(5,334)

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	(3,455)	27,259
Adjustment for net realized (gains) losses included in income	(2,346)	13,153
Adjustment for costs included in employee benefit expense	453	899

Other comprehensive income (loss), before tax	(5,348)	41,311
Income tax effect	1,858	(14,458)

Other comprehensive income (loss), after tax	(3,490)	26,853

Comprehensive income	$11,904	$21,519

The following table sets forth the components of our comprehensive income and the related tax effects for the six-month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,
(In Thousands)	2010	2009
Net income (loss)	$34,786	$(2,064)

Other comprehensive income
Change in net unrealized appreciation on investments	18,022	14,087
Adjustment for net realized (gains) losses included in income	(5,072)	16,641
Adjustment for costs included in employee benefit expense	1,068	1,215

Other comprehensive income, before tax	14,018	31,943
Income tax effect	(4,907)	(11,180)

Other comprehensive income, after tax	9,111	20,763

Comprehensive income	$43,897	$18,699

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
United Fire & Casualty Company
We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2010. These financial statements are the responsibility of the Company’s management.
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
July 30, 2010

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
INTRODUCTION
The purpose of the Management’s Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. When we provide information on a statutory basis, we label it as such; otherwise all other data is presented in accordance with GAAP.
This discussion and analysis is presented in these sections:
•	Our Business
•	Executive Summary
•	Consolidated Financial Highlights
•	Results of Operations for Property and Casualty Insurance, Life Insurance and Investment Portfolio
•	Liquidity and Capital Resources
•	Statutory Financial Measures
OUR BUSINESS
Founded in 1946, United Fire & Casualty Company provides insurance protection for individuals and businesses through several regional companies. We are represented by over 800 independent property and casualty insurance agencies and more than 975 independent life insurance agencies throughout the country, predominantly in the Midwest, West and South.
We operate two business segments:
•	property and casualty insurance, which includes commercial insurance, personal insurance, surety bonds and assumed insurance
•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products
These business segments are managed separately, as they generally do not share the same customer base, and they each have different products, pricing and expense structures.

For the six months ended June 30, 2010, property and casualty business accounted for nearly 90.0 percent of our net premiums earned, with approximately 91.0 percent from commercial lines. Life insurance business made up approximately 10.0 percent of our net premiums earned, with over 62.0 percent from traditional life insurance products.
We do not expect the current composition of property and casualty insurance and life insurance to change materially during 2010.
For the six months ended June 30, 2010, more than half of our property and casualty premiums were written in Iowa, Texas, Missouri, Louisiana and Illinois; and over three-fourths of our life insurance premiums were written in Iowa, Wisconsin, Illinois, Nebraska and Minnesota.
We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management’s Discussion and Analysis is reported on a pretax basis.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, changes in reserves for future policy benefits, operating expenses and interest on policyholders’ accounts.
The profitability of our company is influenced by many factors, including price competition, economic conditions, interest rates, weather-related events and other catastrophes, such as natural disasters (e.g., hurricanes and tornados) and manmade disasters, state regulations, court decisions and changes in the law. Management believes that climate change will not have a material impact on our profitability.
To manage these risks and uncertainties, we maintain a conservative approach to our business operations, focusing on writing good business at an adequate price and preferring quality to volume. Our goal is to achieve consistent profitability through disciplined underwriting, superior loss control services, fair and ethical claims handling, exceptional customer service, efficient and effective technology and strong agency relationships.
EXECUTIVE SUMMARY
United Fire Group had a profitable second quarter in 2010, posting a net income of $15.4 million, compared with a net loss of $5.3 million in the second quarter of 2009.
Contributing to our favorable results for the second quarter and first six months of 2010 were increased realized investment gains from a significant reduction in other-than-temporary impairment (OTTI) charges and decreased losses and loss settlement expenses from improved noncatastrophe claims experience.
Also, year-to-date losses related to Hurricane Katrina were significantly lower than last year, as we continued to aggressively work to resolve remaining lawsuits related to this catastrophe.
Our property and casualty and life insurance business segments performed well in the second quarter despite marketplace challenges.
In the property and casualty segment, net premiums written were down in both the three-month and six-month periods ended June 30, 2010, as the weak economy continued to restrict our growth. Pricing levels were flat in our commercial lines business, while personal lines pricing levels increased slightly.
Offsetting the decline in our net premiums earned were lower levels of losses and loss settlement expenses and underwriting expenses. Our combined ratio improved by 15.5 percentage points to 94.2 percent in the second quarter and by 14.8 percentage points to 93.0 percent in the first six months of 2010, indicating an underwriting gain.
With sustained downward pressure on pricing, our underwriters continue to focus on writing good business at an adequate price, preferring quality over volume. In the three-month and six-month periods ended June 30, 2010, we were able to retain approximately 80 percent of our personal and commercial lines book of business, which was in line with our retention goals.

In the life insurance segment, net premiums earned increased in the second quarter and first six months of 2010, reflecting sales growth of our single premium whole life product. We are focusing on increasing sales of our traditional life insurance products, especially single premium whole life, to better balance our product mix. Annuity sales are down substantially in the second quarter and first six months of 2010, as consumers are choosing to surrender their annuities and reinvest the funds in products with greater risk and potentially greater returns.
The growth in annuity sales in 2009 contributed to the increase in our invested assets and as a result an improvement in our investment results. This occurred in spite of historically low interest rates and declining dividends from our equity portfolio. Net investment income, which is a primary source of revenue, increased 3.4 percent in the second quarter of 2010 and 11.1 percent in the first six months of 2010, as compared with the same periods of 2009.
We recorded realized investment gains of $2.3 million in the second quarter of 2010 and $5.1 million in the first six months of 2010, benefitting from significantly smaller OTTI charges in 2010 versus 2009.
Our stockholders’ equity rose by 4.9 percent to $705.9 million at June 30, 2010, from $672.7 million at December 31, 2009. Our book value increased by $1.47 per share to $26.82 per share as of June 30, 2010, from $25.35 per share at December 31, 2009.
After two difficult years for United Fire, our profits have finally begun to rebound.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2010	2009	%	2010	2009	%

Revenues
Net premiums earned	$117,082	$119,671	(2.2)%	$231,390	$237,992	(2.8)%
Investment income, net of investment expenses	28,291	27,359	3.4	56,259	50,630	11.1
Realized investment gains (losses)
Other-than-temporary impairment charges	(117)	(13,583)	99.1	(459)	(18,139)	97.5
All other realized gains	2,463	430	472.8	5,531	1,498	269.2

Total realized investment gains (losses)	2,346	(13,153)	117.8	5,072	(16,641)	130.5
Other income	295	169	74.6	418	328	27.4

	$148,014	$134,046	10.4%	$293,139	$272,309	7.6%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$72,757	$90,558	(19.7)%	$141,120	$176,636	(20.1)%
Increase in liability for future policy benefits	7,375	5,874	25.6	13,765	9,262	48.6
Amortization of deferred policy acquisition costs	28,057	28,795	(2.6)	54,573	58,201	(6.2)
Other underwriting expenses	8,587	9,782	(12.2)	17,371	17,910	(3.0)
Interest on policyholders’ accounts	10,647	10,397	2.4	21,448	20,169	6.3

	$127,423	$145,406	(12.4)%	$248,277	$282,178	(12.0)%

Income (loss) before income taxes	$20,591	$(11,360)	281.3%	$44,862	$(9,869)	554.6
Federal income tax expense (benefit)	5,197	(6,026)	186.2	10,076	(7,805)	229.1

Net Income (Loss)	$15,394	$(5,334)	388.6%	$34,786	$(2,064)	NM %

NM = Not meaningful

The following is a summary of our financial performance for the three-month and six-month periods ended June 30, 2010.
Consolidated Results of Operations
•	Net income was $15.4 million in the second quarter of 2010, compared with net loss of $5.3 million in the second quarter of 2009. The quarter-over-quarter improvement is largely attributable to a significant reduction in OTTI charges in 2010, as our investment portfolio began to recover from the financial crisis experienced by the economy. Also contributing to the improvement for the quarter was a lower level of losses and loss settlement expenses due to an improvement in severity and frequency in our noncatastrophe claims.
For the six months ended June 30, 2010, net income was $34.8 million versus a net loss of $2.1 million in the six months ended June 30, 2009. The year-over-year improvement is due to the significant reduction in OTTI charges in 2010 and the lower level of losses and loss settlement expenses as a result of our noncatastrophe claims experience and a reduction in Hurricane Katrina development.
•	Net premiums written for the property and casualty segment decreased 2.8 percent in the second quarter of 2010 and 4.6 percent in the first six months of 2010, as compared with the same periods of 2009, due primarily to the weak economy, as some of our current and prospective commercial policyholders are forced to reduce staff, cut vehicle fleets and, in some cases, go out of business.
•	Annuity deposits decreased 71.1 percent in the second quarter of 2010 and 72.0 percent in the first six months of 2010, as compared with the same periods of 2009. In the second quarter and first half of 2010, annuity sales have decreased, as consumers who perceive a recovering economy are choosing to surrender their annuities and reinvest the funds in products with greater risk and potentially greater returns. Annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, we invest the funds to generate investment income.
•	Our combined ratio improved to 94.2 percent in the second quarter of 2010, from 109.7 percent in the second quarter of 2009. In the six months ended June 30, 2010, our combined ratio was 93.0 percent versus 107.8 percent for the six-month period ended June 30, 2009.
•	We experienced no adverse development from Hurricane Katrina claims litigation in the second quarter of 2010, compared with $.5 million in the second quarter of 2009. For the six months ended June 30, 2010, losses and loss settlement expenses related to Hurricane Katrina were $5.4 million, versus $12.4 million in the first six months of 2009.
Consolidated Financial Condition
•	Net cash outflow related to our annuity business was $.5 million in the second quarter of 2010 and $1.6 million in the first six months of 2010 versus a net cash inflow of $37.2 million in the second quarter of 2009 and $56.6 million in the first six months of 2009. The net cash outflow is attributable to the decline in annuity deposits and annuitant withdrawals as discussed previously.

•	In the second quarter of 2010, United Fire repurchased 46,800 shares of our common stock for $.9 million at an average cost of $19.90 per share. In the first six months of 2010, we repurchased 213,076 shares of our common stock for $3.7 million at an average cost of $17.31 per share. As of June 30, 2010, the book value per share of our common stock was $26.82 and we were authorized to purchase an additional 303,078 shares of common stock under our share repurchase program, which expires in August 2011.
•	Net unrealized investment gains totaled $90.9 million as of June 30, 2010, an increase of $8.4 million or 10.2 percent since December 31, 2009. An increase in the value of our fixed maturity portfolio was the primary factor for the rise in net unrealized investment gains. However, this increase was somewhat offset by a decrease in the value of our equity portfolio, as the equity markets experienced a decline in the second quarter of 2010.
•	Our stockholders’ equity increased to $705.9 million at June 30, 2010, from $672.7 million at December 31, 2009.
•	Book value increased by $1.47 per share to $26.82 per share as of June 30, 2010, from $25.35 per share at December 31, 2009. The change in 2010 is attributable to a significant increase in our net income, as well as the rise in our net unrealized investment gains, net of tax.

RESULTS OF OPERATIONS
Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Net premiums written (1)	$117,099	$120,413	$224,223	$235,062

Net premiums earned	$105,396	$109,458	$207,375	$218,672
Losses and loss settlement expenses	(68,253)	(86,394)	(131,881)	(168,673)
Amortization of deferred policy acquisition costs	(25,482)	(26,244)	(49,525)	(53,142)
Other underwriting expenses	(5,574)	(7,287)	(11,505)	(13,380)

Underwriting gain (loss) (1)	$6,087	$(10,467)	$14,464	$(16,523)

Investment income, net of underwriting expenses	9,003	9,082	17,640	15,130
Realized investment gains (losses)
Other-than-temporary impairment charges	(117)	(7,847)	(153)	(9,657)
All other realized gains (losses)	(604)	216	1,608	1,309

Total realized investment gains (losses)	(721)	(7,631)	1,455	(8,348)
Other income	75	17	17	45

Income (loss) before income taxes	$14,444	$(8,999)	$33,576	$(9,696)

GAAP Ratios:
Net loss ratio (without catastrophes)	57.6%	71.9%	55.8%	66.8%
Hurricane Katrina litigation — effect on net loss ratio	—	0.5	2.6	5.7
Other catastrophes — effect on net loss ratio	7.2	6.5	5.2%	4.6%

Net loss ratio	64.8%	78.9%	63.6%	77.1%

Expense ratio (2) (3)	29.4	30.8	29.4	30.7

Combined ratio	94.2%	109.7%	93.0%	107.8%

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

(2)	Includes policyholder dividends.

(3)	We have excluded disaster charges and other related expenses, net of recoveries, from the GAAP expense ratio. These charges resulted from flood damage at our home office and hurricane damage at our Gulf Coast regional office in 2008, totaling $7,051 in the second quarter of 2010 and $(16,376) in the first six months of 2010, compared with $(188,200) in the second quarter of 2009 and $(545,782) in the first six months of 2009.
•	Net premiums written declined in the three-month and six-month periods ended June 30, 2010, as compared with the same periods of the prior year. This is due primarily to the weak economy, as some of our current and prospective commercial policyholders are forced to reduce staff, cut vehicle fleets and, in some cases, go out of business. Also limiting our ability to grow are sustained soft-market conditions in the insurance industry, with continued downward pressure on pricing. Our pricing levels were flat in our commercial lines business, while our personal lines pricing levels increased slightly. To overcome these market challenges, our underwriters continue to focus on writing good business at an adequate price, preferring quality over volume. In the three-month and six-month periods ended June 30, 2010, we were able to retain approximately 80 percent of our personal and commercial lines book of business, which was in line with our retention goals.
•	Losses and loss settlement expenses decreased 21.0 percent in the second quarter of 2010 and 21.8 percent in the first six months of 2010, as compared with the same periods in 2009. This is due to an improvement in our noncatastrophe claims experience and a reduction in our Hurricane Katrina development:

•	Noncatastrophe claims experience — our claims frequency decreased slightly in the six months ended June 30, 2010, as compared with the same prior-year period, which is a trend in the industry that we expect to level off. We also experienced a decrease in claims severity in the first six months of 2010, as compared with the same period of 2009.
•	Hurricane Katrina — we experienced no adverse development from Hurricane Katrina claims litigation in the second quarter of 2010, compared with $.5 million in the second quarter of 2009. For the six months ended June 30, 2010, losses and loss settlement expenses related to Hurricane Katrina were $5.4 million, versus $12.4 million in the first six months of 2009.
•	Amortization of deferred policy acquisition costs decreased 2.9 percent in the second quarter of 2010 and 6.8 percent in the first six months of 2010, as compared with the same periods in 2009. The decrease in net premiums written has resulted in a reduction of the deferred acquisition costs asset and related amortization.
•	GAAP combined ratio improved by 15.5 percentage points in the second quarter of 2010 and 14.8 percentage points in the first six months of 2010, as compared with the same prior-year periods. This is due primarily to the aforementioned decrease in our losses and loss settlement expenses.
For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.
The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three-month periods ended June 30, 2010 and 2009.
Three Months Ended June 30,

	2010			2009
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$28,507	$13,104	46.0%	$30,585	$29,116	95.2%
Fire and allied lines (2)	24,460	19,482	79.6	25,621	21,462	83.8
Automobile	23,216	16,653	71.7	24,387	17,426	71.5
Workers’ compensation	11,628	7,505	64.5	12,943	9,390	72.5
Fidelity and surety	4,297	2,273	52.9	4,729	898	19.0
Miscellaneous	197	9	4.6	215	67	31.2

Total commercial lines	$92,305	$59,026	63.9%	$98,480	$78,359	79.6%

Personal lines
Fire and allied lines (3)	$6,108	$5,758	94.3%	$5,448	$4,671	85.7%
Automobile	3,616	3,076	85.1	3,183	2,571	80.8
Miscellaneous	116	(49)	N/A	89	(28)	N/A

Total personal lines	$9,840	$8,785	89.3%	$8,720	$7,214	82.7%

Reinsurance assumed	$3,251	$442	13.6%	$2,258	$821	36.4%

Total	$105,396	$68,253	64.8%	$109,458	$86,394	78.9%

(1)	“Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.

(2)	“Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.

(3)	“Fire and allied lines” includes fire, allied lines, homeowners and inland marine.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the six-month periods ended June 30, 2010 and 2009.
Six Months Ended June 30,

	2010			2009
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$56,721	$31,945	56.3%	$61,637	$49,221	79.9%
Fire and allied lines	48,844	39,281	80.4	51,021	48,535	95.1
Automobile	46,226	30,483	65.9	48,773	32,636	66.9
Workers’ compensation	22,846	11,783	51.6	26,154	21,166	80.9
Fidelity and surety	8,976	2,482	27.7	10,142	1,171	11.5
Miscellaneous	399	45	11.3	425	118	27.8

Total commercial lines	$184,012	$116,019	63.0%	$198,152	$152,847	77.1%

Personal lines
Fire and allied lines	$12,087	$7,825	64.7%	$10,787	$8,479	78.6%
Automobile	7,083	5,957	84.1	6,269	4,922	78.5
Miscellaneous	203	(76)	(37.4)	173	266	153.8

Total personal lines	$19,373	$13,706	70.7%	$17,229	$13,667	79.3%

Reinsurance assumed	$3,990	$2,156	54.0%	$3,291	$2,159	65.6%

Total	$207,375	$131,881	63.6%	$218,672	$168,673	77.1%

•	Other liability — The loss ratio improved 49.2 percentage points to 46.0 percent in the three months ended June 30, 2010, from 95.2 percent in the three months ended June 30, 2009. For the six months ended June 30, 2010, the loss ratio improved 23.6 percentage points to 56.3 percent, from 79.9 percent in the six months ended June 30, 2009. The decrease in our loss ratio in both periods is due to an improvement in the severity in our noncatastrophe claims experience.
•	Workers’ compensation — The loss ratio improved 8.0 percentage points to 64.5 percent in the three months ended June 30, 2010, from 72.5 percent in the three months ended June 30, 2009. For the six months ended June 30, 2010, the loss ratio improved 29.3 percentage points to 51.6 percent, from 80.9 percent in the six months ended June 30, 2009. The improvement in this line is due to the normal fluctuations that generally occur in the workers’ compensation line of business.
•	Fidelity and surety — The loss ratio increased 33.9 percentage points to 52.9 in the three months ended June 30, 2010, from 19.0 percent in the three months ended June 30, 2009. For the six months ended June 30, 2010, the loss ratio increased 16.2 percentage points to 27.7 percent, from 11.5 percent in the six months ended June 30, 2009. This is primarily the result of an increase in our losses and loss settlement expenses in the fidelity and surety line of business, primarily from a large claim of $1.7 million incurred in the second quarter of 2010. Also, contributing to the higher loss ratio was a decline in the premiums earned. Because the size of this line is relatively small in relation to our other lines of business, large fluctuations in the loss ratio may occur, which is indicative of the current state of the economy.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Revenues
Net premiums earned	$11,686	$10,213	$24,015	$19,320
Investment income, net	19,288	18,277	38,619	35,500
Realized investment gains (losses)
Other-than-temporary impairment charges	—	(5,736)	(306)	(8,482)
All other realized gains	3,067	214	3,923	189

Total realized investment gains (losses)	3,067	(5,522)	3,617	(8,293)
Other income	220	152	401	283

Total Revenues	$34,261	$23,120	$66,652	$46,810

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,504	$4,164	$9,239	$7,963
Increase in liability for future policy benefits	7,375	5,874	13,765	9,262
Amortization of deferred policy acquisition costs	2,575	2,551	5,048	5,059
Other underwriting expenses	3,013	2,495	5,866	4,530
Interest on policyholders’ accounts	10,647	10,397	21,448	20,169

Total Benefits, Losses and Expenses	$28,114	$25,481	$55,366	$46,983

Income (Loss) Before Income Taxes	$6,147	$(2,361)	$11,286	$(173)

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
As part of our long-term strategy for profitability, we are emphasizing the marketing of our traditional life insurance products, primarily single premium whole life, to our independent life insurance agents to achieve a more balanced product mix. Sales growth of our single premium whole life product is the primary reason for the following increases:
•	Net premiums earned increased 14.4 percent in the second quarter of 2010 and 24.3 percent in the first six months of 2010, as compared with the same periods of 2009.
•	Increase in liability for future policy benefits increased 25.6 percent in the second quarter of 2010 and 48.6 percent in the first six months of 2010, as compared with the same periods of 2009.
Our life insurance segment also experienced the following:
•	Losses and loss settlement expenses increased 8.2 percent in the second quarter of 2010 and 16.0 percent in the first six months of 2010, as compared with the same prior-year periods, reflecting a rise in both annuity benefits and life insurance death benefits.
•	Other underwriting expenses increased 20.8 percent in the second quarter of 2010 and 29.5 percent in the first six months of 2010, as compared with the same prior-year periods, due largely to an increase in agent commissions that resulted from the improvement in premiums written for our single premium whole life and universal life products.
•	Annuity deposits decreased 71.1 percent in the second quarter of 2010 and 72.0 percent in the first six months of 2010, as compared with the same periods of 2009. In 2009, we experienced a significant increase in our annuity sales, as consumers in a troubled economy sought products with guaranteed rates of return. In the second quarter and first half of 2010, annuity sales have decreased, as consumers who perceived a recovering economy chose to surrender their annuities and reinvest the funds in products with greater risk and potentially greater returns. Annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, we invest the funds to generate investment income.

•	Net cash outflow related to our annuity business was $.5 million in the second quarter of 2010 and $1.6 million in the first six months of 2010, versus net cash inflow of $37.2 million in the second quarter of 2009 and $56.6 million in the first six months of 2009. The net cash outflow is attributable to the decline in annuity deposits and annuitant withdrawals.
Investment Portfolio
Our invested assets totaled $2,457.8 million at June 30, 2010, compared with $2,351.8 million at December 31, 2009. At June 30, 2010, 93.3 percent of the value of our investment portfolio was fixed maturity securities and 5.0 percent was equity securities. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy and invest in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
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
The composition of our investment portfolio at June 30, 2010 is presented at carrying value in the following table:

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$819,227	85.7%	$1,472,316	98.0%	$2,291,543	93.3%
Equity securities	111,621	11.7	12,375	0.8	123,996	5.0
Trading securities	9,454	1.0	—	—	9,454	0.4
Mortgage loans	—	—	7,067	0.5	7,067	0.3
Policy loans	—	—	7,504	0.5	7,504	0.3
Other long-term investments	14,706	1.5	2,439	0.2	17,145	0.7
Short-term investments	1,100	0.1	—	—	1,100	—

Total	$956,108	100.0%	$1,501,701	100.0%	$2,457,809	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

The composition of our investment portfolio at December 31, 2009 is presented at carrying value in the following table:

	Property & Casualty		Life
	Insurance Segment		Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities	$766,274	83.6%	$1,401,722	97.5%	$2,167,996	92.3%
Equity securities	117,741	12.9	14,977	1.0	132,718	5.6
Trading securities	12,613	1.4	—	—	12,613	0.5
Mortgage loans	—	—	7,328	0.5	7,328	0.3
Policy loans	—	—	7,947	0.6	7,947	0.3
Other long-term investments	13,344	1.5	2,536	0.2	15,880	0.7
Short-term investments	5,083	0.6	2,276	0.2	7,359	0.3

Total	$915,055	100.0%	$1,436,786	100.0%	$2,351,841	100.0%

At June 30, 2010, we classified $2,283.5 million, or 99.7 percent, of our fixed maturities portfolio as available-for-sale, compared with $2,158.4 million, or 99.6 percent, at December 31, 2009. We classified our remaining fixed maturity securities as held-to-maturity securities (which are reported at amortized cost) or trading securities. We recorded trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of June 30, 2010 and December 31, 2009, we did not have direct exposure to investments in subprime mortgages, derivative securities or other credit enhancement vehicles.
Credit Quality
The following table displays a breakdown for all of our fixed maturity securities by credit rating at June 30, 2010 and December 31, 2009. Information contained in the table is generally based upon the issue credit ratings provided by Moody’s. If credit ratings from Moody’s were unavailable, we obtained them from Standard & Poor’s.

(In Thousands)	June 30, 2010		December 31, 2009
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$293,569	12.8%	$207,199	9.5%
AA	441,367	19.2	397,380	18.2
A	495,773	21.5	562,795	25.8
Baa/BBB	945,516	41.1	869,465	39.9
Other/Not Rated	124,772	5.4	143,770	6.6

	$2,300,997	100.0%	$2,180,609	100.0%

The credit ratings of our fixed maturity securities portfolio at June 30, 2010, have not changed significantly since December 31, 2009, however, the increase in our AAA fixed maturity securities is reflective of the investment purchases we have made during 2010.
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

Group
The maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, was 5.4 years at June 30, 2010, compared with 6.0 years at December 31, 2009.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, including convertible bonds, was 6.8 years at June 30, 2010, compared with 7.3 years at December 31, 2009.
Life Insurance Segment
For our life insurance segment, the maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity and trading security portfolios, was 3.7 years at June 30, 2010, compared with 4.3 years at December 31, 2009.
Investment Results
Our net investment income increased 3.4 percent in the second quarter of 2010 and 11.1 percent in the first six months of 2010, as compared with the same periods of 2009. The growth in annuity sales last year contributed to the increase in our invested assets and net investment income, in spite of historically low interest rates and declining dividends from our equity portfolio.
Realized investment gains were $2.3 million in the second quarter of 2010 and $5.1 million in the first six months of 2010, compared with realized investment losses of $13.2 million in the second quarter of 2009 and $16.6 million in the first six months of 2009. The recovery in our investment portfolio is attributable to a significant reduction in OTTI charges, which totaled $.1 million in the second quarter of 2010 and $.5 million in the first six months of 2010 versus $13.6 million in the second quarter of 2009 and $18.1 million in the first six months of 2009. We incurred substantial OTTI charges in 2009 as a result of the financial crisis experienced by the economy.
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
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders’ equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2010, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize OTTI charges in future periods on securities that we own at June 30, 2010, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2010 and 2009.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2010	2009
Cash provided provided by (used in)
Operating activities	$43,467	$36,751
Investing activities	(156,150)	(126,928)
Financing activities	78,670	133,568

Net (decrease) increase in cash and cash equivalents	$(34,013)	$43,391

Net cash flows provided by operating activities totaled $43.5 million and $36.8 million for the six-month periods ended June 30, 2010 and 2009, respectively. Our operating cash flows increased in the six-month period ended June 30, 2010, as compared with the six-month period ended June 30, 2009, due to the lower level of claims payments in the first six months of 2010, as compared with the same period of 2009. A decrease in net premiums written during 2010 somewhat offset our positive operating cash flows, but also caused a corresponding lower level of commissions to be paid during this time.
Net cash flows used in investing activities totaled $156.2 million and $126.9 million for the six-month periods ended June 30, 2010 and 2009, respectively. In the six-month period ended June 30, 2010, we had cash inflows from sales of investments, scheduled and unscheduled investment maturities, redemptions and prepayments that totaled $201.1 million, compared with $206.6 million for the six-month period ended June 30, 2009. Our cash outflows for investment purchases totaled $281.3 million for the six-month period ended June 30, 2010, compared with $259.0 million for the six-month period ended June 30, 2009, as in 2010 we continued to purchase a higher level of fixed maturity securities rather than other investment vehicles such as short-term investments, which continue to be less profitable due to the lower market interest rates.
Net cash flows provided by financing activities totaled $78.7 million and $133.6 million for the six-month periods ended June 30, 2010 and 2009, respectively. In the six-month period ended June 30, 2010, net cash inflows from our life insurance segment’s annuity and universal life deposits totaled $15.2 million, compared with $72.2 million for the same period of 2009. Additionally, in the six-month period ended June 30, 2010, our common stock repurchases totaled $3.7 million, compared with $.5 million in the six-month period ended June 30, 2009.
If our operating and investing cash flows are not sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent. We did not use our line of credit during the first six months of 2010.

Stockholders’ Equity
Stockholders’ equity increased 4.9 percent to $705.9 million at June 30, 2010, from $672.7 million at December 31, 2009. The increase in our stockholders’ equity was largely attributable to net income of $34.8 million and net unrealized investment appreciation of $8.4 million, net of tax. This was partially offset by stockholder dividends of $7.9 million and stock repurchases of $3.7 million. At June 30, 2010, book value per share was $26.82, compared with $25.35 at December 31, 2009.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of June 30, 2010, our remaining potential contractual obligation was $12.2 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Net premiums written	$128,749	$127,679	$248,185	$248,525
Net change in unearned premium	(11,695)	(8,079)	(16,881)	(10,369)
Net change in prepaid reinsurance premium	28	71	86	(164)

Net premiums earned	$117,082	$119,671	$231,390	$237,992

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
ISO catastrophes	$7,545	$7,135	$15,924	$21,148
Less Hurricane Katrina loss development	—	(498)	(5,351)	(12,442)

ISO catastrophes without Hurricane Katrina	$7,545	$6,637	$10,573	$8,706
Non-ISO catastrophes	25	494	153	1,402

Total catastrophes	$7,570	$7,131	$10,726	$10,108

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk arising from potential losses in our investment portfolio due to adverse changes in interest rates and market prices. However, we have the ability to hold fixed maturity investments to maturity. Our investment guidelines define the overall framework for managing our market and other investment risks, including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity’s liquidity, surplus, product, and regulatory requirements. We respond to market risk by managing the character of investment purchases.
We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2010, we did not hold investments in sub-prime mortgages, derivative securities, credit default swaps or other credit-enhancement exposures.
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
The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended June 30, 2010.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
4/1/10 - 4/30/10	—	$—	—	349,878
5/1/10 - 5/31/10	—	—	—	349,878
6/1/10 - 6/30/10	46,800	19.90	46,800	303,078
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

UNITED FIRE & CASUALTY COMPANY (Registrant)

/s/ Randy A. Ramlo Randy A. Ramlo	/s/ Dianne M. Lyons Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

July 30, 2010 (Date)	July 30, 2010 (Date)