Form 10-Q
period 2010-09-30
UNITED FIRE & CASUALTY CO
filed 2010-11-01
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

Commission File Number 001-34257
____________________________

UNITED FIRE & CASUALTY COMPANY
(Exact name of registrant as specified in its charter)
____________________________

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

As of October 25, 2010, 26,231,509 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
September 30, 2010

FORWARD-LOOKING INFORMATION
It is important to note that our actual results could differ materially from those projected in our forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors.”

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Per Share Data and Number of Shares)	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments
Fixed maturities (including $75,973, at fair value, of securities loaned in 2010)
Held-to-maturity, at amortized cost (fair value $7,181 in 2010 and $9,720 in 2009)	$7,081	$9,605
Available-for-sale, at fair value (amortized cost $2,199,862 in 2010 and $2,075,733 in 2009)	2,346,069	2,158,391
Equity securities, at fair value (cost $51,443 in 2010 and $53,306 in 2009)	134,419	132,718
Trading securities, at fair value (amortized cost $12,494 in 2010 and $11,724 in 2009)	13,167	12,613
Mortgage loans	6,573	7,328
Policy loans	7,575	7,947
Other long-term investments	16,806	15,880
Short-term investments	1,100	7,359
	$2,532,790	$2,351,841

Cash and cash equivalents	$147,812	$190,852
Accrued investment income	29,521	28,697
Securities lending collateral	77,845	—
Premiums receivable	137,658	127,456
Deferred policy acquisition costs	79,726	92,505
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $32,773 in 2010 and $30,812 in 2009)	21,671	22,278
Reinsurance receivables and recoverables	52,997	40,936
Prepaid reinsurance premiums	1,677	1,673
Income taxes receivable	20,425	28,197
Other assets	14,380	18,109
TOTAL ASSETS	$3,116,502	$2,902,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$609,448	$606,045
Life insurance	1,378,896	1,321,600
Unearned premiums	216,562	206,010
Securities lending payable	77,845	—
Accrued expenses and other liabilities	77,102	84,934
Deferred income taxes	29,222	11,220
TOTAL LIABILITIES	$2,389,075	$2,229,809
Stockholders' Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,231,509 and 26,533,040 shares issued and outstanding in 2010 and 2009, respectively	$87,438	$88,443
Additional paid-in capital	136,255	139,403
Retained earnings	410,823	384,242
Accumulated other comprehensive income, net of tax	92,911	60,647
TOTAL STOCKHOLDERS' EQUITY	$727,427	$672,735
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,116,502	$2,902,544
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

(In Thousands, Except Per Share Data	Three Months Ended September 30,		Nine Months Ended September 30,
and Number of Shares)	2010	2009	2010	2009

Revenues
Net premiums earned	$119,158	$120,759	$350,548	$358,751
Investment income, net of investment expenses	27,084	27,786	83,343	78,416
Realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(459)	(18,139)
All other realized gains	1,322	1,925	6,853	3,423
Total realized investment gains (losses)	1,322	1,925	6,394	(14,716)
Other income	340	231	758	559
	$147,904	$150,701	$441,043	$423,010

Benefits, Losses and Expenses
Losses and loss settlement expenses	$89,312	$115,167	$230,432	$291,803
Future policy benefits	7,218	6,101	20,983	15,363
Amortization of deferred policy acquisition costs	29,364	29,015	83,937	87,216
Other underwriting expenses	8,492	8,377	25,863	26,287
Interest on policyholders' accounts	10,923	10,630	32,371	30,799
	$145,309	$169,290	$393,586	$451,468
Income (loss) before income taxes	$2,595	$(18,589)	$47,457	$(28,458)
Federal income tax expense (benefit)	(1,045)	(8,433)	9,031	(16,238)
Net Income (Loss)	$3,640	$(10,156)	$38,426	$(12,220)
Weighted average common shares outstanding	26,279,382	26,591,951	26,356,431	26,598,957
Basic earnings (loss) per common share	$0.14	$(0.38)	$1.46	$(0.46)
Diluted earnings (loss) per common share	$0.14	$(0.38)	$1.46	$(0.46)
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

(In Thousands, Except Per Share Data and Number of Shares)	Nine Months Ended September 30, 2010

Common stock
Balance, beginning of year	$88,443
Shares repurchased (304,586 shares)	(1,015)
Shares issued for stock-based awards (3,055 shares)	10
Balance, end of period	$87,438

Additional paid-in capital
Balance, beginning of year	$139,403
Compensation expense and related tax benefit for stock-based award grants	1,300
Shares repurchased	(4,492)
Shares issued for stock-based awards	44
Balance, end of period	$136,255

Retained earnings
Balance, beginning of year	$384,242
Net income	38,426
Dividends on common stock ($0.45 per share)	(11,845)
Balance, end of period	$410,823

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$60,647
Change in net unrealized appreciation (1)	31,187
Change in underfunded status of employee benefit plans	1,077
Balance, end of period	$92,911

Summary of changes
Balance, beginning of year	$672,735
Net income	38,426
All other changes in stockholders' equity accounts	16,266
Balance, end of period	$727,427
(1) The change in net unrealized appreciation is net of reclassification adjustments.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$38,426	$(12,220)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,500	2,229
Depreciation and amortization	2,163	2,695
Stock-based compensation expense	1,295	1,688
Realized investment (gains) losses	(6,394)	14,716
Net cash flows from trading investments	(835)	(1,374)
Deferred income tax expense (benefit)	2,424	(10,180)
Changes in:
Accrued investment income	(824)	(1,549)
Premiums receivable	(10,202)	(11,691)
Deferred policy acquisition costs	(6,355)	(2,521)
Reinsurance receivables	(12,061)	3,449
Prepaid reinsurance premiums	(4)	(295)
Income taxes receivable	7,772	2,178
Other assets	3,729	28,221
Future policy benefits and losses, claims and loss settlement expenses	31,014	26,367
Unearned premiums	10,552	8,870
Accrued expenses and other liabilities	(6,174)	901
Deferred income taxes	(1,795)	(317)
Other, net	110	648
Total adjustments	$17,915	$64,035
Net cash provided by operating activities	$56,341	$51,815
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,402	$11,420
Proceeds from call and maturity of held-to-maturity investments	2,553	3,291
Proceeds from call and maturity of available-for-sale investments	323,859	246,178
Proceeds from short-term and other investments	4,385	28,681
Purchase of available-for-sale investments	(439,755)	(349,661)
Purchase of short-term and other investments	(4,708)	(11,254)
Change in securities lending collateral	(77,845)	(89,035)
Net purchases and sales of property and equipment	(1,509)	(7,857)
Net cash used in investing activities	$(189,618)	$(168,237)
Cash Flows From Financing Activities
Policyholders' account balances
Deposits to investment and universal life contracts	$111,621	$220,377
Withdrawals from investment and universal life contracts	(81,936)	(113,778)
Change in securities lending payable	77,845	89,035
Payment of cash dividends	(11,845)	(11,971)
Repurchase of common stock	(5,507)	(538)
Issuance of common stock	54	19
Tax benefit from issuance of common stock	5	20
Net cash provided by financing activities	$90,237	$183,164
Net Change in Cash and Cash Equivalents	$(43,040)	$66,742
Cash and Cash Equivalents at Beginning of Period	190,852	109,582
Cash and Cash Equivalents at End of Period	$147,812	$176,324
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and its affiliate, as the context requires. In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ended September 30, 2010, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.

For the three-month periods ended September 30, 2010 and 2009, we made payments for income taxes of $3.6 million and $0.5 million, respectively. For the nine-month periods ended September 30, 2010 and 2009, we made income tax payments of $14.1 million and $2.3 million respectively, and received tax refunds of $13.5 million and $10.3 million, respectively, due to overpayment of prior year tax and operating loss carrybacks.

We made no significant payments of interest for the nine-month periods ended September 30, 2010 and 2009, other than for interest credited to policyholders' accounts.

Income Taxes

We reported a Federal income tax expense of $9.0 million (at an effective tax rate of 19.0 percent) and a Federal income tax benefit of $16.2 million for the nine-month periods ended September 30, 2010 and 2009 respectively. Our effective tax rate is less than the Federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We have recognized no liability for unrecognized tax benefits for the nine-month periods ended September 30, 2010 and 2009. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of Federal income tax expense.

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examination for years before 2006. There are ongoing examinations of income tax returns by the Internal Revenue Service of the 2008 tax year and by the State of Illinois of the 2007 and 2008 tax years.

Legal Proceedings

We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of September 30, 2010, there were approximately 105 individual policyholder cases pending and seven class action cases pending. These cases have been filed in Louisiana state courts and Federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana's so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

Following an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, both state and Federal courts have been reviewing pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In the nine-month period ended September 30, 2010, we concluded 110 of the approximately 215 lawsuits that were pending at December 31, 2009.

In July 2008, Lafayette Insurance Company participated in a hearing in St Bernard Parish, Louisiana after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claims were at least partially denied or allegedly misadjusted. We appealed this order as we feel it was not supported by the evidence. On October 14, 2009, we were notified that our appeal to the Louisiana Fourth Circuit Court of Appeals was denied. We sought review of this decision by the Louisiana Supreme Court and in September 2010, we argued the appeal to the Court. The case is currently in the briefing stage and we expect a decision before year-end. We have reserved each case included in this class action based on the estimated exposure attributable to our policy. However, if we do not obtain relief in our appeal, we will review and adjust our estimate of recorded reserves if we believe such adjustment is necessary.

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

We consider all of our other litigation pending as of September 30, 2010 to be ordinary, routine, and incidental to our business.

Securities Lending

We participate in a securities lending program administered by The Northern Trust Company (“Northern Trust”). The program generates investment income and we receive discounts from Northern Trust on unrelated investment fees. Pursuant to the lending agreement, Northern Trust as our agent, loans certain of our fixed maturity securities to other institutions for short periods of time. Borrowers of these securities must deposit collateral, generally in the form of cash, with Northern Trust that is equal to at least 102% of the market value of the loaned securities, plus accrued interest. Northern Trust marks the loaned securities to market daily at an aggregate level per borrower. As the market value of the loaned securities fluctuates, the borrower either deposits additional collateral or Northern Trust refunds collateral to the borrower in order to maintain the collateral level at 102%. We retain the right to terminate the loan at any time, whereupon the borrower must return the loaned securities to Northern Trust. If the borrower defaults and does not return the securities, Northern Trust will use the deposited collateral to purchase equivalent securities for us. If Northern Trust is unable to purchase equivalent securities, we would receive the deposited collateral in place of the borrowed securities.

Under the accounting guidance for secured borrowing transactions, the collateral deposited by the borrower and our obligation to return that collateral to the borrower is reported in the accompanying Consolidated Balance Sheets as an asset (“securities lending collateral”) and a corresponding liability (“securities lending payable”) at September 30, 2010. There were no securities on loan under the program at December 31, 2009. At September 30, 2010, we had securities totaling $76.0 million on loan under the program. At September 30, 2010, collateral received and managed by our agent having a fair value of $77.8 million had been reinvested in short-term, highly liquid investments.

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

Pending Accounting Standards

Financial Services - Insurance

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact the adoption of the guidance effective January 1, 2012, will have on our Consolidate Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS

Fair Value of Investments

A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2010 and December 31, 2009, is as follows:

September 30, 2010	(Dollars in Thousands)
	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collaterialized mortgage obligations	$92	$5	$—	$97
Mortgage-backed securities	468	50	—	518
States, municipalities and political subdivisions
General obligations	953	14	—	967
Special revenue	5,568	138	107	5,599
Total Held-to-Maturity Fixed Maturities	$7,081	$207	$107	$7,181
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collaterialized mortgage obligations	$17,545	$2,828	$—	$20,373
Mortgage-backed securities	2	—	—	2
US Treasury	42,659	1,443	—	44,102
Agency	101,997	348	16	102,329
States, municipalities and political subdivisions
General obligations	370,995	34,715	19	405,691
Special revenue	219,475	16,160	167	235,468
Foreign bonds
Canadian	69,479	5,203	72	74,610
Other foreign	92,410	5,908	100	98,218
Public utilities
Electric	206,484	15,801	89	222,196
Natural gas	54,783	3,374	—	58,157
Other	3,384	345	—	3,729
Corporate bonds
Banks, trusts and insurance companies	272,589	15,269	2,927	284,931
Transportation	30,758	1,427	1	32,184
Energy	151,375	9,213	—	160,588
Technology	102,857	8,006	37	110,826
Basic industry	115,465	7,113	194	122,384
Credit cyclicals	57,756	4,080	—	61,836
Other	289,849	18,871	275	308,445
Total Available-For-Sale Fixed Maturities	$2,199,862	$150,104	$3,897	$2,346,069
Equity securities
Common stocks
Public utilities
Electric	$6,319	$4,663	$27	$10,955
Natural gas	838	995	—	1,833
Banks, trusts and insurance companies
Banks	6,478	27,739	163	34,054
Insurance	3,129	10,441	32	13,538
Other	1,505	986	—	2,491
All other common stocks
Transportation	1	—	—	1
Energy	4,903	4,534	6	9,431
Technology	8,100	6,499	231	14,368
Basic industry	7,019	6,552	—	13,571
Credit cyclicals	116	631	—	747
Other	11,574	20,521	21	32,074
Nonredeemable preferred stocks	1,461	2	107	1,356
Total Available-for-Sale Equity Securities	$51,443	$83,563	$587	$134,419
Total Available-for-Sale Securities	$2,251,305	$233,667	$4,484	$2,480,488

December 31, 2009	(Dollars in Thousands)
	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collateralized mortgage obligations	$955	$21	$—	$976
Mortgage-backed securities	534	73	—	607
States, municipalities and political subdivisions				—
General obligations	1,478	21	5	1,494
Special revenue	6,638	163	158	6,643
Total Held-to-Maturity Fixed Maturities	$9,605	$278	$163	$9,720
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

Maturities

The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at September 30, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$450	$454	$223,914	$229,173	$2,825	$2,959
Due after one year through five years	6,068	6,109	1,136,404	1,213,833	1,903	1,982
Due after five years through 10 years	3	3	747,012	803,555	—	—
Due after 10 years	—	—	74,985	79,133	7,766	8,226
Mortgage-backed securities	468	518	2	2	—	—
Collateralized mortgage obligations	92	97	17,545	20,373	—	—
	$7,081	$7,181	$2,199,862	$2,346,069	$12,494	$13,167

Realized Investment Gains and Losses

We determine the cost of investments sold by the specific identification method. A summary of realized investment gains (losses) resulting from investment sales, calls and impairment charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Realized investment gains (losses)
Fixed maturities	$897	$233	$1,759	$(5,268)
Equity securities	121	662	5,030	(11,320)
Trading securities	665	698	(19)	1,537
Mortgage loans	(361)	—	(361)	—
Other long-term investments	—	332	(15)	332
Short-term investments	—	—	—	3
Total realized investment gains (losses)	$1,322	$1,925	$6,394	$(14,716)

For the three- and nine-month periods ended September 30, 2010 and 2009, the proceeds and gross realized gains and losses on the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Proceeds from sales	$—	$3,061	$3,402	$11,420
Gross realized gains	—	1,007	1,915	1,007
Gross realized losses	—	346	—	772

There were no sales of held-to-maturity securities during the three-month or nine-month periods ended September 30, 2010 and 2009.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $13.2 million and $12.6 million at September 30, 2010 and December 31, 2009 respectively.

The realized gains (losses) attributable to the change in fair value during the reporting period of trading securities held at September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Trading
Realized gains	$681	$579	$—	$1,394
Realized losses	—	—	215	—

Off-Balance Sheet Arrangements

Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of September 30, 2010, our remaining potential contractual obligation was $11.9 million.

Unrealized Appreciation and Depreciation

A summary of changes in net unrealized investment appreciation is as follows:

	Nine Months Ended September 30,
(In Thousands)	2010	2009
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$67,113	$158,671
Deferred policy acquisition costs	(19,133)	(64,806)
Income tax effect	(16,793)	(32,997)
Total change in net unrealized appreciation, net of tax	$31,187	$60,868

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary-impairment ("OTTI") charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2010 and December 31, 2009. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2010, if future events or information cause us to determine that a decline in fair value is other-than-temporary.

We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time that the fair value recovers or the securities mature.

We have evaluated the unrealized losses reported for all of our equity securities at September 30, 2010, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at September 30, 2010. Our largest unrealized loss greater than 12 months on an individual equity security at

September 30, 2010 was $0.2 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(Dollars in Thousands)
September 30, 2010	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$589	$107	$589	$107
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$589	$107	$589	$107
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government-sponsored enterprises
Agency	—	—	—	6	14,984	16	14,984	16
States, municipalities and political subdivisions
General obligations	2	1,010	19	—	—	—	1,010	19
Special revenue	1	891	19	6	6,099	148	6,990	167
Foreign bonds
Canadian	—	—	—	1	5,837	72	5,837	72
Other foreign	—	—	—	2	4,712	100	4,712	100
Public utilities
Electric	2	3,537	89	—	—	—	3,537	89
Corporate bonds
Banks, trusts and insurance companies	1	—	17	33	39,478	2,910	39,478	2,927
Transportation	2	2,430	1	—	—	—	2,430	1
Technology	—	—	—	1	3,441	37	3,441	37
Basic industry	—	—	—	2	4,806	194	4,806	194
Other	1	4,570	178	5	5,478	97	10,048	275
Total Available-For-Sale Fixed Maturities	9	$12,438	$323	56	$84,835	$3,574	$97,273	$3,897
Equity securities
Common stocks
Public utilities
Electric	3	$282	$26	4	$—	$1	$282	$27
Banks, trusts and insurance companies
Banks	1	262	2	1	395	161	657	163
Insurance	2	159	4	2	322	28	481	32
All other common stocks
Energy	2	207	6	—	—	—	207	6
Technology	4	841	44	3	628	187	1,469	231
Other	1	86	4	2	170	17	256	21
Nonredeemable preferred stocks	—	—	—	2	1,124	107	1,124	107
Total Available-for-Sale Equity Securities	13	$1,837	$86	14	$2,639	$501	$4,476	$587
Total Available-for-Sale Securities	22	$14,275	$409	70	$87,474	$4,075	$101,749	$4,484
Total	22	$14,275	$409	72	$88,063	$4,182	$102,338	$4,591

(Dollars in Thousands)
December 31, 2009	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the specific asset or liability.

In most cases, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. When quoted market prices do not exist, we base fair values on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument.

We base the estimated fair value of mortgage loans on discounted cash flows, utilizing the market rate of interest for similar loans in effect at the valuation date.

The estimated fair value of policy loans is equivalent to carrying value. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders' account balance for interest-sensitive policies.

Our other long-term investments consist primarily of holdings in limited liability partnership funds that are valued by the various fund managers and are recorded on the equity method of accounting. In management's opinion, these values represent fair value.

For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value due to its short-term nature.

We calculate the fair value of the liabilities for all annuity products based upon the estimated value of the business, using current market rates and forecast assumptions and risk-adjusted discount rates, when relevant observable market data does not exist.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$7,181	$7,081	$9,720	$9,605
Available-for-sale fixed maturities	2,346,069	2,346,069	2,158,391	2,158,391
Equity securities	134,419	134,419	132,718	132,718
Trading securities	13,167	13,167	12,613	12,613
Mortgage loans	7,919	6,573	8,229	7,328
Policy loans	7,575	7,575	7,947	7,947
Other long-term investments	16,806	16,806	15,880	15,880
Short-term investments	1,100	1,100	7,359	7,359
Cash and cash equivalents	147,812	147,812	190,852	190,852
Accrued investment income	29,521	29,521	28,697	28,697
Liabilities
Policy reserves
Annuity (accumulations)	$1,036,160	$973,973	$1,087,457	$914,003
Annuity (benefit payments)	87,219	84,379	85,336	77,025

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

Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:

Level 1: Valuations are based on unadjusted quoted prices in active markets for identical financial instruments that we have the ability to access.

Level 2: Valuations are based on quoted prices for similar financial instruments, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.

Level 3: Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument.

Transfers between levels, if any, are recorded as of the beginning of the reporting period.

To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers with whom we have had several years experience and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.

We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2010, was reasonable.

In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors' pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks, and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable FASB guidance on fair value measurements.

We review our fair value hierarchy categorizations on a quarterly basis at which time the classification of certain financial instruments may change if the input observations have changed.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2010 and December 31, 2009:

(In Thousands)		Fair Value Measurements
	September 30, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collateralized mortgage obligations	$20,373	$—	$20,373	$—
Mortgage-backed securities	2	—	2	—
US Treasury	44,102	—	44,102	—
Agency	102,329	—	102,329	—
States, municipalities and political subdivisions
General obligations	405,691	—	405,691	—
Special revenue	235,468	—	234,412	1,056
Foreign bonds
Canadian	74,610	—	74,610	—
Other	98,218	—	96,824	1,394
Public utilities
Electric	222,196	—	222,161	35
Natural gas	58,157	—	58,157	—
Other	3,729	—	3,729	—
Corporate bonds
Banks, trusts and insurance companies	284,931	—	272,818	12,113
Transportation	32,184	—	32,184	—
Energy	160,588	—	160,588	—
Technology	110,826	—	110,826	—
Basic industry	122,384	—	117,578	4,806
Credit cyclicals	61,836	—	59,292	2,544
Other	308,445	—	302,377	6,068
Total Available-For-Sale Fixed Maturities	$2,346,069	$—	$2,318,053	$28,016
Equity securities
Common stocks
Public utilities
Electric	$10,955	$10,955	$—	$—
Natural gas	1,833	1,833	—	—
Banks, trusts and insurance companies
Banks	34,054	34,054		—
Insurance	13,538	13,538	—	—
Other	2,491	2,491	—	—
All other common stocks
Transportation	1	1	—	—
Energy	9,431	9,431	—	—
Technology	14,368	14,338	30	—
Basic industry	13,571	13,571	—	—
Credit cyclicals	747	747	—	—
Other	32,074	32,074	—	—
Nonredeemable preferred stocks	1,356	1,124	232	—
Total Available-for-Sale Equity Securities	$134,419	$134,157	$262	$—
Total Available-for-Sale Securities	$2,480,488	$134,157	$2,318,315	$28,016
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,606	$—	$2,606	$—
Corporate bonds
Banks, trusts and insurance companies	1,159		1,159	—
Energy	2,677	—	2,677	—
Technology	3,304	—	3,304	—
Other	362	—	362	—
Redeemable Preferred Stock	3,059	1,571	1,488	—
Total Trading Securities	$13,167	$1,571	$11,596	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$50,709	$50,709	$—	$—
Total	$2,545,464	$187,537	$2,329,911	$28,016

(In Thousands)		Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government and government- sponsored enterprises
Collateralized mortgage obligations	$18,952	$—	$18,952	$—
Mortgage-backed securities	2	—	2	—
US Treasury	35,650	—	35,650	—
Agency	70,625	—	70,625	—
States, municipalities and political subdivisions
General obligations	390,378	—	390,378	—
Special revenue	227,362	—	226,252	1,110
Foreign bonds
Canadian	58,826	—	58,826	—
Other	82,414	—	81,020	1,394
Public utilities
Electric	224,004	—	223,934	70
Natural gas	57,806	—	57,806	—
Other	3,778	—	3,778	—
Corporate bonds
Banks, trusts and insurance companies	289,209	—	275,181	14,028
Transportation	32,187	—	32,187	—
Energy	152,339	—	152,339	—
Technology	89,172	—	89,172	—
Basic industry	109,567	—	104,761	4,806
Credit cyclicals	72,585	—	69,737	2,848
Other	243,535	—	237,332	6,203
Total Available-For-Sale Fixed Maturities	$2,158,391	$—	$2,127,932	$30,459
Equity securities
Common stocks
Public utilities
Electric	$10,033	$10,033	$—	$—
Natural gas	1,684	1,684	—	—
Banks, trusts and insurance companies
Banks	35,889	35,889	—	—
Insurance	11,652	11,652	—	—
Other	1,942	1,942	—	—
All other common stocks				—
Transportation	1,593	1,593	—	—
Energy	9,529	9,529	—	—
Technology	13,910	13,879	31	—
Basic industry	13,449	13,449	—	—
Credit cyclicals	3,176	3,176	—	—
Other	28,832	28,573	259	—
Nonredeemable preferred stocks	1,029	1,029	—	—
Total Available-for-Sale Equity Securities	$132,718	$132,428	$290	$—
Total Available-for-Sale Securities	$2,291,109	$132,428	$2,128,222	$30,459
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,689	$—	$2,689	$—
Public utilities	1,460	—	1,460	—
Corporate bonds
Energy	2,310	—	2,310	—
Technology	4,314	—	4,314	—
Other	532	211	321	—
Redeemable Preferred Stock	1,308	1,308	—	—
Total Trading Securities	$12,613	$1,519	$11,094	$—
Short-Term Investments	$7,359	$1,100	$6,005	$254
Money Market Accounts	$96,163	$96,163	$—	$—
Total	$2,407,244	$231,210	$2,145,321	$30,713

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

For the nine-month period ended September 30, 2010, the change in our securities categorized as Level 1 and Level 2, since December 31, 2009, is the result of investment purchases made during the period, which is reflected in the amount of funds held in our money markets at September 30, 2010 as compared to December 31, 2009, as these funds were utilized to purchase fixed maturity securities. Also contributing to the change was an increase in the unrealized appreciation on available-for-sale securities since December 31, 2009. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.

Securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.

The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the estimated fair value for Level 2 securities.

The fair value of our Level 3 impaired securities was determined primarily based upon management's assumptions regarding the timing and amount of future cash inflows. If a security has been written down or the issuer is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management's expertise to determine fair value. We have the ability and the positive intent to hold securities until such time that we are able to recover all or a portion of our original investment. If a security does not have a market at the balance sheet date, management will estimate the security's fair value based on other securities in the market. Management will continue to monitor securities after the balance sheet date to confirm that their estimated fair value is reasonable.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2010:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Total
Balance at June 30, 2010	$1,056	$1,394	$35	$25,721	$28,206
Realized gains (1)	—	—	—	—	—
Unrealized gains (1)	—	—	—	107	107
Amortization	—	—	—	—	—
Purchases	—	—	—	7	7
Disposals	—	—	—	(304)	(304)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2010	$1,056	$1,394	$35	$25,531	$28,016
(1) Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.

The amount reported in the previous table as “disposals,” included $0.3 million of corporate bonds where there is an unobservable price at September 30, 2010.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2010:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Short-term investments	Total
Balance at December 31, 2009	$1,110	$1,394	$70	$27,885	$254	$30,713
Realized gains (1)	—	—	—	—	—	—
Unrealized gains (losses) (1)	—	—	(1)	210	—	209
Amortization	—	—	—	—	—	—
Purchases	—	—	—	7	—	7
Disposals	(54)	—	(34)	(2,825)	—	(2,913)
Transfers in	—	—	—	254	—	254
Transfers out	—	—	—	—	(254)	(254)
Balance at September 30, 2010	$1,056	$1,394	$35	$25,531	$—	$28,016
(1) Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income.

The $2.9 million reported in the previous table as “disposals” included $1.9 million of corporate bonds that were called as a result of debt restructuring by the issuer. Of the $1.9 million, $0.3 million were short-term investments that were transferred to corporate bonds as a result of the restructuring. The remaining $1.0 million in disposals relates to the receipt of principal on private placement bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Pension and Postretirement Periodic Benefit Expense

The following tables summarize the components of our net periodic benefit cost recognized in the consolidated statements of income for the pension and postretirement benefit plans.

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2010	2009	2010	2009

Net Periodic Benefit Cost:
Service cost	$713	$687	$463	$337
Interest cost	1,142	1,053	464	305
Expected return on plan assets	(1,131)	(1,001)	—	—
Amortization of unrecognized:
Prior service cost	3	19	(13)	(13)
Net actuarial loss	545	603	53	—
Net benefit expense	$1,272	$1,361	$967	$629

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	January 1, 2010	January 1, 2009	January 1, 2010	January 1, 2009

Net Periodic Benefit Cost:
Service cost	$2,140	$2,060	$1,136	$1,010
Interest cost	3,426	3,163	1,075	917
Expected return on plan assets	(3,394)	(3,002)	—	—
Amortization of unrecognized:
Prior service cost	8	56	(40)	(41)
Net actuarial loss	1,636	1,808	53	—
Net benefit expense	$3,816	$4,084	$2,224	$1,886

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected to contribute $3.0 million to the pension plan in 2010. For the nine-month period ended September 30, 2010, we contributed $2.6 million to the pension plan. We anticipate that the total contribution for the 2010 plan year will not vary significantly from the expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan

The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 823,805 authorized shares available for future issuance at September 30, 2010. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees that will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, in its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.

Option awards granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted stock awards granted pursuant to the 2008 Stock Plan fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. Restricted stock awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The activity in the 2008 Stock Plan is displayed in the following table.

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2010	Inception to Date
Beginning balance	919,525	1,900,000
Number of awards granted	(114,070)	(1,139,045)
Number of awards forfeited or expired	18,350	62,850
Ending balance	823,805	823,805
Number of option awards exercised	250	167,292
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan

We have a non-employee director stock option and restricted stock plan that authorizes United Fire to grant restricted stock and non-qualified stock options to purchase 150,000 shares of United Fire's common stock with 37,003 options available for future issuance at September 30, 2010. The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our non-employee director stock option and restricted stock plan is displayed in the following table.

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2010	Inception to Date
Beginning balance	70,003	150,000
Number of awards granted	(33,000)	(119,000)
Number of awards forfeited or expired	—	6,003
Ending balance	37,003	37,003
Number of awards exercised	—	—

Stock-Based Compensation Expense

For each of the three-month periods ended September 30, 2010 and 2009, we recognized stock-based compensation expense of $0.4 million. For the nine-month periods ended September 30, 2010 and 2009, we recognized stock-based compensation expense of $1.3 million, and $1.7 million respectively. As of September 30, 2010, we had $3.7 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2010 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2010	$438
2011	1,399
2012	989
2013	548
2014	314
2015	33
Total	$3,721

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

The following tables for the three-month periods ended September 30, 2010 and 2009, have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2010
Net premiums earned	$106,174	$13,061	$119,235
Investment income, net of investment expenses	7,899	19,230	27,129
Realized investment gains	1,220	102	1,322
Other income	99	241	340
Revenues	$115,392	$32,634	$148,026
Intersegment eliminations	(45)	$(77)	$(122)
Total revenues	$115,347	$32,557	$147,904
Net income	$1,607	$2,033	$3,640
Assets	$1,363,919	$1,752,583	$3,116,502
Invested assets	$968,183	$1,564,607	$2,532,790

Three Months Ended September 30, 2009
Net premiums earned	$109,749	$11,088	$120,837
Investment income, net of investment expenses	8,496	19,334	27,830
Realized investment gains	1,040	885	1,925
Other income	74	157	231
Revenues	$119,359	$31,464	$150,823
Intersegment eliminations	(44)	(78)	(122)
Total revenues	$119,315	$31,386	$150,701
Net income (loss)	$(13,435)	$3,279	$(10,156)
Assets	$1,340,343	$1,630,473	$2,970,816
Invested assets	$910,976	$1,398,476	$2,309,452

The following tables for the nine-month periods ended September 30, 2010 and 2009 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2010
Net premiums earned	$313,549	$37,236	$350,785
Investment income, net of investment expenses	25,630	57,849	83,479
Realized investment gains	2,675	3,719	6,394
Other income	116	642	758
Revenues	$341,970	$99,446	$441,416
Intersegment eliminations	(136)	(237)	(373)
Total revenues	$341,834	$99,209	$441,043
Net income	$29,107	$9,319	$38,426
Assets	$1,363,919	$1,752,583	$3,116,502
Invested assets	$968,183	$1,564,607	$2,532,790

Nine Months Ended September 30, 2009
Net premiums earned	$328,421	$30,563	$358,984
Investment income, net of investment expenses	23,712	54,834	78,546
Realized investment losses	(7,308)	(7,408)	(14,716)
Other income	119	440	559
Revenues	$344,944	$78,429	$423,373
Intersegment eliminations	(130)	(233)	(363)
Total revenues	$344,814	$78,196	$423,010
Net income (loss)	$(15,354)	$3,134	$(12,220)
Assets	$1,340,343	$1,630,473	$2,970,816
Invested assets	$910,976	$1,398,476	$2,309,452

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

We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding stock options whose exercise price is less than the weighted-average fair market value of our common stock during the reporting period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of our common stock at the weighted-average fair market value of the stock during the reporting period. The net of the assumed stock options exercised and assumed common shares repurchased represents the number of dilutive common shares which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings (loss) per share were as follows for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(In Thousands Except Per Share Data)	2010		2009
	Basic	Diluted	Basic	Diluted
Net income (loss)	$3,640	$3,640	$(10,156)	$(10,156)
Weighted-average common shares outstanding	26,279	26,279	26,592	26,592
Add dilutive effect of restricted stock awards	—	19	—	—
Add dilutive effect of stock options	—	26	—	—
Weighted-average common shares for EPS calculation	26,279	26,324	26,592	26,592
Earnings (loss) per common share	$0.14	$0.14	$(0.38)	$(0.38)
Awards excluded from diluted EPS calculation(1)	—	812	—	923

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings (loss) per share were as follows for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(In Thousands Except Per Share Data)	2010		2009
	Basic	Diluted	Basic	Diluted
Net income (loss)	$38,426	$38,426	$(12,220)	$(12,220)
Weighted-average common shares outstanding	26,356	26,356	26,599	26,599
Add dilutive effect of restricted stock awards	—	19	—	—
Weighted-average common shares for EPS calculation	26,356	26,375	26,599	26,599
Earnings (loss) per common share	$1.46	$1.46	$(0.46)	$(0.46)
Awards excluded from diluted EPS calculation(1)	—	812	—	923
(1) Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders' equity during the reporting period except those resulting from investments by stockholders and dividends to stockholders.

The following table sets forth the components of our comprehensive income and the related tax effects for the three-month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,
(In Thousands)	2010	2009
Net income (loss)	$3,640	$(10,156)

Other comprehensive income
Change in net unrealized appreciation on investments	36,352	64,841
Adjustment for net realized gains included in income	(1,322)	(1,925)
Adjustment for costs included in employee benefit expense	588	609
Other comprehensive income, before tax	35,618	63,525
Income tax effect	(12,465)	(22,235)
Other comprehensive income, after tax	23,153	41,290

Comprehensive income	$26,793	$31,134

The following table sets forth the components of our comprehensive income and the related tax effects for the nine-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(In Thousands)	2010	2009
Net income (loss)	$38,426	$(12,220)

Other comprehensive income
Change in net unrealized appreciation on investments	54,374	79,149
Adjustment for net realized (gains) losses included in income	(6,394)	14,716
Adjustment for costs included in employee benefit expense	1,657	1,823
Other comprehensive income, before tax	49,637	95,688
Income tax effect	(17,373)	(33,635)
Other comprehensive income, after tax	32,264	62,053

Comprehensive income	$70,690	$49,833

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2010. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
November 1, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A “Risk Factors” of this document. Among the factors that could cause our actual outcomes and results to differ are:

•	The adequacy of our loss and loss settlement reserves established for Hurricane Katrina which are based on management estimates.

•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.

•	The frequency and severity of claims, including those related to catastrophe losses, and the impact those claims have on our loss reserve adequacy.

•	Developments in the domestic and global financial markets that could affect our investment portfolio and financing plans.

•	The valuation of invested assets.

•	The calculation and recovery of deferred policy acquisition costs (“DAC”).

•	The valuation of pension and other postretirement benefit obligations.

•	The absolute and relative performance of our products or services.

•	Our relationship with our agents.

•	Our relationship with our reinsurers.

•	The financial strength rating of our reinsurers.

•	The increased costs and risk associated with the security of our data.

•	Changes in industry trends and significant industry developments.

•
Governmental actions, policies or regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions.

•	NASDAQ policies or regulations relating to corporate governance and the cost to comply.

These are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. Our discussion and analysis of our results of operations and financial condition is based upon our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition costs asset. These critical accounting estimates are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

INTRODUCTION

The purpose of the Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

This discussion and analysis is presented in these sections:

•	Our Business

•	Executive Summary

•	Consolidated Financial Highlights

•	Results of Operations for Property and Casualty Insurance, Life Insurance and Investment Portfolio

•	Liquidity and Capital Resources

•	Statutory Financial Measures

OUR BUSINESS

Founded in 1946, United Fire & Casualty Company provides insurance protection for individuals and businesses through several regional companies. We are represented by approximately 800 independent property and casualty insurance agencies and more than 975 independent life insurance agencies throughout the country, predominantly in the Midwest, West and South.

We operate two business segments with a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, surety bonds and assumed insurance;

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products.

These business segments are managed separately, as they generally do not share the same customer base, and they each have different products, pricing, and expense structures.

For the nine months ended September 30, 2010, property and casualty business accounted for nearly 90.0 percent of our net premiums earned, with approximately 91.0 percent from commercial lines. Life insurance business made up approximately 10.0 percent of our net premiums earned, with over 61.0 percent from traditional life insurance products.

We do not expect the current composition of property and casualty insurance and life insurance to change materially during the remainder of 2010.

For the nine months ended September 30, 2010, more than half of our property and casualty premiums were written in Iowa, Texas, Missouri, Louisiana, and Illinois; and over three-fourths of our life insurance premiums were written in Iowa, Wisconsin, Illinois, Nebraska, and Minnesota.

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management's Discussion and Analysis is reported on a pre-tax basis.

Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, changes in reserves for future policy benefits, operating expenses and interest on policyholders' accounts.

The profitability of our company is influenced by many factors including price competition, economic conditions, interest rates, weather-related events, and other catastrophes, such as natural disasters (e.g., hurricanes and tornadoes) and manmade disasters, state regulations, court decisions, and changes in the law. Management believes that climate change will not have a material impact on our profitability.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2010	2009	%	2010	2009	%

Revenues
Net premiums earned	$119,158	$120,759	(1.3)%	$350,548	$358,751	(2.3)%
Investment income, net of investment expenses	27,084	27,786	(2.5)	83,343	78,416	6.3
Realized investment gains (losses)
Other-than-temporary impairment charges	—	—	—	(459)	(18,139)	97.5
All other realized gains	1,322	1,925	(31.3)	6,853	3,423	100.2
Total realized investment gains (losses)	1,322	1,925	(31.3)	6,394	(14,716)	143.4
Other income	340	231	47.2	758	559	35.6
	$147,904	$150,701	(1.9)%	$441,043	$423,010	4.3%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$89,312	$115,167	(22.5)	$230,432	$291,803	(21.0)
Increase in liability for future policy benefits	7,218	6,101	18.3	20,983	15,363	36.6
Amortization of deferred policy acquisition costs	29,364	29,015	1.2	83,937	87,216	(3.8)
Other underwriting expenses	8,492	8,377	1.4	25,863	26,287	(1.6)
Interest on policyholders' accounts	10,923	10,630	2.8	32,371	30,799	5.1
	$145,309	$169,290	(14.2)%	$393,586	$451,468	(12.8)%
Income (loss) before income taxes	$2,595	$(18,589)	114.0%	$47,457	$(28,458)	266.8%
Federal income tax expense (benefit)	(1,045)	(8,433)	87.6	9,031	(16,238)	155.6
Net Income (Loss)	$3,640	$(10,156)	135.8%	$38,426	$(12,220)	414.5%

The following is a summary of our financial performance for the three-month and nine-month periods ended September 30, 2010.

Consolidated Results of Operations

•
Net income was $3.6 million in the third quarter of 2010 compared with net loss of $10.2 million in the third quarter of 2009. The quarter-over-quarter improvement is largely attributable to the improvement in our noncatastrophe claims and a significant reduction in our losses related to Hurricane Katrina claims litigation.

•
For the nine months ended September 30, 2010, net income was $38.4 million versus a net loss of $12.2 million in the nine months ended September 30, 2009. The year-over-year improvement is due to the significant reduction in OTTI charges in 2010 and the lower level of losses and loss settlement expenses as a result of our noncatastrophe claims experience and a reduction in our losses related to Hurricane Katrina claims litigation.

•
Net premiums written for the property and casualty segment decreased 2.1 percent in the third quarter of 2010 and 3.9 percent in the first nine months of 2010, as compared with the same periods of 2009. The lingering effects of the recession impacted the economy, as well as our current and potential policyholders.

•
Deferred annuity deposits decreased 36.7 percent in the third quarter of 2010 and 59.6 percent in the first nine months of 2010, as compared with the same periods of 2009. In the third quarter and first nine months of 2010, deferred annuity sales decreased as some consumers are choosing to surrender their annuities and return their funds to the marketplace, accepting greater risk for potentially greater returns, while other consumers have experienced a reduction in their discretionary income. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, they do generate investment income.

•
Our combined ratio improved to 109.3 percent in the third quarter of 2010, from 131.0 percent in the third quarter of 2009. For the nine months ended September 30, 2010, our combined ratio was 98.5 percent versus 115.6 percent for the nine months ended September 30, 2009.

•
We had $2.2 million in adverse development from Hurricane Katrina claims litigation in the third quarter of 2010, compared with $25.9 million in the third quarter of 2009. We experienced some development of Hurricane Katrina claims litigation due to an increase in settlement demands, based on uncertainty in the law relating to penalties on an award, and an increased obligation for statutory interest. For the nine months ended September 30, 2010, losses and loss settlement expenses related to Hurricane Katrina were $7.6 million, compared to $38.3 million in the first nine months of 2009.

Consolidated Financial Condition

•
Net cash inflow related to our annuity business was $5.9 million in the third quarter of 2010 and $4.3 million in the first nine months of 2010 versus a net cash inflow of $26.2 million in the third quarter of 2009 and $82.8 million in the first nine months of 2009. The lower level of net cash inflows is attributable to the decline in annuity deposits.

•
In the third quarter of 2010, United Fire repurchased 91,510 shares of our common stock for $1.8 million at an average cost of $19.87 per share. In the first nine months of 2010, we repurchased 304,586 shares of our common stock for $5.5 million at an average cost of $18.08 per share. As of September 30, 2010, the book value per share of our common stock was $27.73, and we were authorized to purchase an additional 211,568 shares of common stock under our share repurchase program which expires in August 2011.

•	Net unrealized investment gains totaled $113.7 million as of September 30, 2010, an increase of $31.2 million or 37.8 percent since December 31, 2009. This increase reflects the appreciation in the market value of our fixed maturity securities even as interest rates remain historically low. Also contributing is an increase in the value of our equity securities.

•	Our stockholders' equity increased to $727.4 million at September 30, 2010, from $672.7 million at December 31, 2009.

•
Book value increased by $2.38 per share to $27.73 per share as of September 30, 2010, from $25.35 per share at December 31, 2009. The change in 2010 is attributable to a significant increase in our net income as well as the rise in our net unrealized investment gains, net of tax.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Net premiums written (1)	$99,962	$102,113	$324,185	$337,175
Net premiums earned	$106,174	$109,749	$313,549	$328,421
Losses and loss settlement expenses	(83,610)	(110,738)	(215,491)	(279,411)
Amortization of deferred policy acquisition costs	(26,856)	(26,292)	(76,381)	(79,434)
Other underwriting expenses	(5,530)	(5,948)	(17,035)	(19,328)
Underwriting gain (loss) (1)	$(9,822)	$(33,229)	$4,642	$(49,752)

Investment income, net of underwriting expenses	7,854	8,452	25,494	23,582
Realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(153)	(9,657)
All other realized gains (losses)	1,220	1,040	2,828	2,349
Total realized investment gains (losses)	1,220	1,040	2,675	(7,308)
Other income	99	74	116	119
Income (loss) before income taxes	$(649)	$(23,663)	$32,927	$(33,359)

GAAP Ratios:
Net loss ratio (without catastrophes)	72.3%	68.7%	61.4%	67.4%
Hurricane Katrina litigation - effect on net loss ratio	2.1	23.6	2.4	11.7
Other catastrophes - effect on net loss ratio	4.4	8.6	4.9	6.0
Net loss ratio	78.8%	100.9%	68.7%	85.1%
Expense ratio (2) (3)	30.5	30.1	29.8	30.5
Combined ratio	109.3%	131.0%	98.5%	115.6%
(1) The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices which is a comprehensive basis of accounting other than U.S. GAAP.
(2) Includes policyholder dividends.
(3) We have excluded disaster charges and other related expenses, net of recoveries, from the GAAP expense ratio. These charges resulted from flood damage at our home office and hurricane damage at our Gulf Coast regional office in 2008. There were no charges in the third quarter of 2010 compared with $(793,475) in the third quarter of 2009. In the first nine months of 2010, charges totaled $(16,376) compared to $(1,339,158) in the first nine months of 2009.

•
Net premiums written declined in both the third quarter of 2010 and the first nine months of 2010, compared to the same periods of the prior year. The lingering effects of the recession are still being felt throughout the economy and by our current and potential commercial policyholders. The soft pricing environment in the insurance industry also continues to impact our business, with our premium level at its lowest point in five years. During the third quarter of 2010, we slightly reduced our commercial lines renewal pricing levels in order to retain quality accounts, while new business pricing remained unchanged, allowing us to still compete on and write quality accounts. However, we have been successful in achieving slight increases in our personal lines rates. During the third quarter and the first nine months of 2010, we retained approximately 80 percent of both our personal and commercial lines book of business, in line with our retention goals.

•
Losses and loss settlement expenses decreased 24.5 percent in the third quarter of 2010 and 22.9 percent in the first nine months of 2010, as compared with the same periods in 2009. This is due to an improvement year-to-date in our noncatastrophe claims experience and a reduction in our losses related to Hurricane Katrina claims litigation:

•    Noncatastrophe claims experience - our claims frequency decreased slightly in the first nine months of 2010, as compared with the same prior-year period, even after adjusting for exposure levels. Declining frequencies is a trend in the industry that we believe will not continue indefinitely. We also experienced a slight decrease in claims severity in the first nine months of 2010, as compared with the same period of 2009.

•
Hurricane Katrina - we had $2.2 million in adverse development from Hurricane Katrina claims litigation in the third quarter of 2010, compared with $25.9 million in the third quarter of 2009. In the first nine months of 2010, losses and loss settlement expenses related to Hurricane Katrina were $7.6 million versus $38.3 million in the first nine months of 2009.

•
Other underwriting expenses decreased 7.0 percent in the third quarter of 2010 and 11.9 percent in the first nine months of 2010, as compared with the same periods in 2009. The decrease in net premiums written and the improvement in our losses and loss settlement expenses resulted in a reduction in the amortization of our deferred acquisition costs asset.

•
GAAP combined ratio improved by 21.7 percentage points in the third quarter of 2010 and 17.1 percentage points in the first nine months of 2010, as compared with the same prior-year periods. This is due primarily to the change in the loss ratio because of the aforementioned decrease in our losses and loss settlement expenses.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three-month periods ended September 30, 2010 and 2009.

Three Months Ended September 30,
	2010			2009
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$28,335	$26,699	94.2%	$29,336	$23,437	79.9%
Fire and allied lines (2)	24,910	21,686	87.1	26,047	47,836	183.7
Automobile	23,506	18,837	80.1	24,750	19,598	79.2
Workers' compensation	11,459	8,116	70.8	13,205	9,022	68.3
Fidelity and surety	4,993	275	5.5	5,455	(436)	(8.0)
Miscellaneous	198	31	15.7	217	47	21.7
Total commercial lines	$93,401	$75,644	81.0%	$99,010	$99,504	100.5%

Personal lines
Fire and allied lines (3)	$6,230	$3,198	51.3%	$5,644	$6,262	110.9%
Automobile	3,735	3,308	88.6	3,325	3,882	116.8
Miscellaneous	121	(143)	N/A	93	38	N/A
Total personal lines	$10,086	$6,363	63.1%	$9,062	$10,182	112.4%
Reinsurance assumed	$2,687	$1,603	59.7%	$1,677	$1,052	62.7%
Total	$106,174	$83,610	78.8%	$109,749	$110,738	100.9%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the nine-month periods ended September 30, 2010 and 2009.

Nine Months Ended September 30,
	2010			2009
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$85,056	$58,644	68.9%	$90,973	$72,658	79.9%
Fire and allied lines	73,754	60,967	82.7	77,068	96,371	125.0
Automobile	69,732	49,320	70.7	73,523	52,234	71.0
Workers' compensation	34,305	19,899	58.0	39,359	30,188	76.7
Fidelity and surety	13,969	2,757	19.7	15,597	735	4.7
Miscellaneous	597	76	12.7	642	165	25.7
Total commercial lines	$277,413	$191,663	69.1%	$297,162	$252,351	84.9%

Personal lines
Fire and allied lines	$18,317	$11,023	60.2%	$16,431	$14,741	89.7%
Automobile	10,818	9,265	85.6	9,594	8,804	91.8
Miscellaneous	324	(219)	(67.6)	266	304	114.3
Total personal lines	$29,459	$20,069	68.1%	$26,291	$23,849	90.7%
Reinsurance assumed	$6,677	$3,759	56.3%	$4,968	$3,211	64.6%
Total	$313,549	$215,491	68.7%	$328,421	$279,411	85.1%

•
Other liability - The loss ratio deteriorated 14.3 percentage points to 94.2 percent in the three months ended September 30, 2010, from 79.9 percent in the three months ended September 30, 2009. For the nine months ended September 30, 2010 the loss ratio improved 11.0 percentage points to 68.9 percent, from 79.9 percent in the nine months ended September 30, 2009. The deterioration in our loss ratio for the quarter was due to several large losses; some of the losses occurred in 2010, while some of the losses resulted from developments on losses from prior years. The improvement in our year-to-date loss ratio is due to a slight decrease in severity and frequency as well as a reduction in our noncatastrophe claims experience.

•
Fire and allied lines (Commercial) - The loss ratio improved 96.6 percentage points to 87.1 percent in the three months ended September 30, 2010, from 183.7 percent in the three months ended September 30, 2009. For the nine months ended September 30, 2010, the loss ratio improved 42.3 percentage points to 82.7 percent from 125.0 percent in the nine months ended September 30, 2009. In 2009, we incurred significant losses related to Hurricane Katrina claims litigation in both the quarter and year-to-date.

•
Workers' compensation - The loss ratio deteriorated 2.5 percentage points to 70.8 percent in the three months ended September 30, 2010, from 68.3 percent in the three months ended September 30, 2009. For the nine months ended September 30, 2010, the loss ratio improved 18.7 percentage points to 58.0 percent from 76.7 percent in the nine months ended September 30, 2009. The improvement in this line is due to the normal fluctuations that generally occur in the workers' compensation line of business.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Revenues
Net premiums earned	$12,984	$11,010	$36,999	$30,330
Investment income, net	19,230	19,334	57,849	54,834
Realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(306)	(8,482)
All other realized gains	102	885	4,025	1,074
Total realized investment gains (losses)	102	885	3,719	(7,408)
Other income	241	157	642	440
Total Revenues	$32,557	$31,386	$99,209	$78,196

Benefits, Losses and Expenses
Losses and loss settlement expenses	$5,702	$4,429	$14,941	$12,392
Increase in liability for future policy benefits	7,218	6,101	20,983	15,363
Amortization of deferred policy acquisition costs	2,508	2,723	7,556	7,782
Other underwriting expenses	2,962	2,429	8,828	6,959
Interest on policyholders' accounts	10,923	10,630	32,371	30,799
Total Benefits, Losses and Expenses	$29,313	$26,312	$84,679	$73,295

Income Before Income Taxes	$3,244	$5,074	$14,530	$4,901

As part of our long-term strategy for profitability, we are emphasizing the marketing of our traditional life insurance products, primarily single premium whole life, to our independent life insurance agents to achieve a more balanced product mix. Sales growth of our single premium whole life product is the primary reason for the following increases:

•	Net premiums earned increased 17.9 percent in the third quarter of 2010 and 22.0 percent in the first nine months of 2010, as compared with the same periods of 2009.

•	Increase in liability for future policy benefits increased 18.3 percent in the third quarter of 2010 and 36.6 percent in the first nine months of 2010, as compared with the same periods of 2009.

Our life insurance segment also experienced the following:

•
Losses and loss settlement expenses increased 28.7 percent in the third quarter of 2010 and 20.6 percent in the first nine months of 2010, as compared with the same prior-year periods, reflecting a rise in both annuity benefits and life insurance death benefits.

•
Other underwriting expenses increased 21.9 percent in the third quarter of 2010 and 26.9 percent in the first nine months of 2010, compared to the same periods in 2009, due primarily to an increase in agent commissions that resulted from the increase in premiums written for our single premium whole life and universal life products.

•
Interest on policyholders' accounts increased during the first nine months of 2010 as compared to the same period of 2009, because of the significant deferred annuity balance at December 31, 2009, which led to the increased amount of interest paid in 2010.

•
Deferred annuity deposits decreased 36.7 percent in the third quarter of 2010 and 59.6 percent in the first nine months of 2010, as compared with the same periods of 2009. In the third quarter and first nine months of 2010, deferred annuity sales have decreased, as some consumers are choosing to surrender their annuities and return their funds to the marketplace, accepting greater risk for potentially greater returns, while yet other consumers have experienced a reduction in their discretionary income. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, they do generate investment income.

•
Net cash inflow related to our annuity business was $5.9 million in the third quarter of 2010 and $4.3 million in the first nine months of 2010 versus a net cash inflow of $26.2 million in the third quarter of 2009 and $82.8 million in the first nine months of 2009. The lower level of net cash inflows is attributable to the decline in annuity deposits.

Investment Portfolio

Our invested assets totaled $2,532.8 million at September 30, 2010, compared with $2,351.8 million at December 31, 2009. At September 30, 2010, 92.9 percent of the value of our investment portfolio was fixed maturity securities and 5.3 percent was equity securities. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy and invest in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at September 30, 2010, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$820,240	84.7%	$1,532,910	98.0%	$2,353,150	92.9%
Equity securities	119,309	12.3	15,110	1.0	134,419	5.3
Trading securities	13,167	1.4	—	—	13,167	0.5
Mortgage loans	—	—	6,573	0.4	6,573	0.3
Policy loans	—	—	7,575	0.5	7,575	0.3
Other long-term investments	14,367	1.5	2,439	0.1	16,806	0.7
Short-term investments	1,100	0.1	—	—	1,100	0.0
Total	$968,183	100.0%	$1,564,607	100.0%	$2,532,790	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

The composition of our investment portfolio at December 31, 2009 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities	$766,274	83.6%	$1,401,722	97.5%	$2,167,996	92.3%
Equity securities	117,741	12.9	14,977	1.0	132,718	5.6
Trading securities	12,613	1.4	—	—	12,613	0.5
Mortgage loans	—	—	7,328	0.5	7,328	0.3
Policy loans	—	—	7,947	0.6	7,947	0.3
Other long-term investments	13,344	1.5	2,536	0.2	15,880	0.7
Short-term investments	5,083	0.6	2,276	0.2	7,359	0.3
Total	$915,055	100.0%	$1,436,786	100.0%	$2,351,841	100.0%

At September 30, 2010, we classified $2,346.1 million, or 99.7 percent, of our fixed maturities portfolio as available-for-sale, compared with $2,158.4 million, or 99.6 percent, at December 31, 2009. We classified our remaining fixed maturity securities as held-to-maturity securities (which are reported at amortized cost) or trading securities. We recorded trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings. As of September 30, 2010 and December 31, 2009, we did not have direct exposure to investments in subprime mortgages, derivative securities, or other credit enhancement vehicles.

Credit Quality

The following table displays a breakdown for all of our fixed maturity securities by credit rating at September 30, 2010 and December 31, 2009. Information contained in the table is generally based upon the issue credit ratings provided by Moody's. If credit ratings from Moody's were unavailable, we obtained them from Standard & Poor's.

(In Thousands)	September 30, 2010		December 31, 2009
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$296,348	12.5%	$207,199	9.5%
AA	478,139	20.2	397,380	18.2
A	511,209	21.6	562,795	25.8
Baa/BBB	958,354	40.5	869,465	39.9
Other/Not Rated	122,267	5.2	143,770	6.6
	$2,366,317	100.0%	$2,180,609	100.0%

The credit ratings of our fixed maturity securities portfolio at September 30, 2010, have not changed significantly since December 31, 2009, however, the increase in our AAA fixed maturity securities is reflective of the investment purchases we have made during 2010.

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

Group

The maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity, and trading security portfolios, including convertible bonds, was 5.3 years at September 30, 2010, compared with 6.0 years at December 31, 2009.

Property and Casualty Insurance Segment

For our property and casualty insurance segment, the maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity, and trading security portfolios, including convertible bonds, was 6.7 years at September 30, 2010, compared with 7.3 years at December 31, 2009.

Life Insurance Segment

For our life insurance segment, the maximum weighted average duration of our fixed maturity available-for-sale, held-to-maturity, and trading security portfolios, was 3.7 years at September 30, 2010, compared with 4.3 years at December 31, 2009.

Investment Results

Our net investment income decreased 2.5 percent in the third quarter of 2010 and increased 6.3 percent in the first nine months of 2010, as compared with the same periods of 2009. The growth in annuity sales in 2009 contributed to the increase in our current investment portfolio and our year-to-date net investment income, in spite of historically low interest rates.

Realized investment gains were $1.3 million in the third quarter of 2010 and $6.4 million in the first nine months of 2010, compared with realized investment gains of $1.9 million in the third quarter of 2009 and realized investment losses of $14.7 million in the first nine months of 2009. The increase in our realized gains is attributable to a significant reduction in other-than-temporary impairment charges, which totaled $0.5 million in the first nine months of 2010 compared to $18.1 million in the same period of 2009. We incurred substantial other-than-temporary impairment charges in 2009 as a result of the financial crisis experienced by the economy in 2008 and into 2009.

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

Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2010, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize OTTI charges in future periods on securities that we own at September 30, 2010, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.

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

The following table displays a summary of cash sources and uses in 2010 and 2009.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2010	2009
Cash provided provided by (used in)
Operating activities	$56,341	$51,815
Investing activities	(189,618)	(168,237)
Financing activities	90,237	183,164
Net (decrease) increase in cash and cash equivalents	$(43,040)	$66,742

Net cash flows provided by operating activities totaled $56.3 million and $51.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Our operating cash flows increased in the nine-month period ended September 30, 2010, as compared with the nine-month period ended September 30, 2009, due to the lower level of claims payments and loss settlement expenses paid in the first nine months of 2010, as compared with the same period of 2009. In addition, $28.2 million in funds that previously had been held on deposit with the State of Louisiana for an appeal related to Hurricane Katrina litigation was released to the claimant in the third quarter of 2009.

Net cash flows used in investing activities totaled $189.6 million and $168.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. In the nine-month period ended September 30, 2010, we had cash inflows from sales of investments, scheduled and unscheduled investment maturities, redemptions and prepayments that totaled $334.2 million compared with $289.6 million for the nine-month period ended September 30, 2009. Our cash outflows for investment purchases totaled $444.5 million for the nine-month period ended September 30, 2010, compared with $360.9 million for the nine-month period ended September 30, 2009, as in 2010 we continued to purchase a higher level of fixed maturity securities rather than other investment vehicles such as short-term investments, which continue to be less profitable due to the lower market interest rates.

Net cash flows provided by financing activities totaled $90.2 million and $183.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. In the nine-month period ended September 30, 2010, net cash inflows from our life insurance segment's annuity and universal life deposits totaled $29.7 million, compared with $106.6 million for the same period of 2009. Additionally, in the nine-month period ended September 30, 2010, our common stock repurchases totaled $5.5 million, compared with $.5 million in the nine-month period ended September 30, 2009.

If our operating and investing cash flows are not sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the terms of our credit agreement, interest on outstanding notes is payable at the lender's prevailing prime rate, minus 1.0 percent. We did not use our line of credit during the first nine months of 2010.

Stockholders' Equity

Stockholders' equity increased 8.1 percent to $727.4 million at September 30, 2010, from $672.7 million at December 31, 2009. The increase in our stockholders' equity was largely attributable to net income of $38.4 million and net unrealized investment appreciation of $31.2 million, net of tax. This was partially offset by stockholder dividends of $11.8 million and stock repurchases of $5.5 million. At September 30, 2010, book value per share was $27.73 compared with $25.35 at December 31, 2009.

Off-Balance Sheet Arrangements

Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of September 30, 2010, our remaining potential contractual obligation was $11.9 million.

STATUTORY FINANCIAL MEASURES

United Fire and its subsidiaries are required to file financial statements based on statutory accounting principles in each of the states where our insurance companies are domiciled or licensed to conduct business. Management analyzes financial data and statements that are prepared in accordance with statutory accounting principles as well as U.S. GAAP.

The following definitions of key statutory financial measures are provided for our readers' convenience. Regulation G promulgated by the Securities and Exchange Commission does not require reconciliation to U.S. GAAP of data prepared under a system of regulation of a government or governmental authority or self-regulatory organization that is applicable to the registrant.

Premiums written is a measure of our overall business volume. Net premiums written comprises direct and assumed premiums written less ceded premiums written. Direct premiums written is the amount of premiums charged for policies issued during the period. Assumed premiums written is consideration or payment we receive in exchange for insurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Premiums written is an important measure of business production for the period under review.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Net premiums written	$112,912	$118,800	$361,097	$367,325
Net change in unearned premium	6,329	1,959	(10,552)	(8,870)
Net change in prepaid reinsurance premium	(83)	—	3	296
Net premiums earned	$119,158	$120,759	$350,548	$358,751

Combined ratio is a commonly used statutory financial measure of underwriting performance. A combined ratio below 100 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (referred to as the “net loss ratio”), and the underwriting expense ratio (the “expense ratio”).

When prepared in accordance with U.S. GAAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of DAC by net premiums earned.

When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned, and the expense ratio is calculated by dividing underwriting expenses by net premiums written.

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

NON-GAAP FINANCIAL MEASURES

We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance. The following Non-GAAP financial measure is utilized in this filing:

Catastrophe losses utilize the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers. We also include as catastrophes those events we believe are, or will be, material to our operations either in amount or in number of claims made. Management at times may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation, such as Hurricane Katrina. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
ISO catastrophes	$6,240	$35,147	$22,164	$56,295
Less Hurricane Katrina loss development	(2,225)	(25,873)	(7,576)	(38,315)
ISO catastrophes without Hurricane Katrina	$4,015	$9,274	$14,588	$17,980
Non-ISO catastrophes	690	214	843	1,616
Total catastrophes	$4,705	$9,488	$15,431	$19,596

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk arising from potential losses in our investment portfolio due to adverse changes in interest rates and market prices. However, we have the ability to hold fixed maturity investments to maturity. Our investment guidelines define the overall framework for managing our market and other investment risks including accountability and controls. In addition, each of our subsidiaries has specific investment policies that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product, and regulatory requirements. We respond to market risk by managing the character of investment purchases.

We do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2010, we did not hold investments in sub-prime mortgages, derivative securities, credit default swaps, or other credit-enhancement exposures.

While our primary market risk exposure is change in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a detailed discussion of legal proceedings of the Company, refer to Note 1-Legal Proceedings in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended September 30, 2010.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
7/1/2010 - 7/31/2010	—	$—	—	303,078
8/1/2010 - 8/31/2010	91,510	19.87	91,510	211,568
9/1/2010 - 09/30/2010	—	—	—	211,568

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

UNITED FIRE & CASUALTY COMPANY
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 1, 2010	November 1, 2010
(Date)	(Date)