Form 10-K
period 2010-12-31
UNITED FIRE & CASUALTY CO
filed 2011-03-01
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
 FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2010, was approximately $433.0 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 24, 2011, 26,195,552 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual stockholders meeting to be held on May 18, 2011.

FORM 10-K TABLE OF CONTENTS

United Fire & Casualty Company Form 10-K | 2010

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
Employees
As of December 31, 2010, we employed 640 full-time employees and 14 part-time employees. We are not a party to any collective bargaining agreement.
Reportable Segments
We report our operations in two business segments: property and casualty insurance and life insurance. Our property and casualty insurance segment is comprised of commercial lines insurance, including surety bonds, personal lines insurance and assumed insurance. Our life insurance segment is comprised of deferred and immediate annuities, universal life insurance products and traditional life insurance products. in A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 11 “Segment Information.” All intercompany balances have been eliminated in consolidation.
Our organizational structure is as follows:

United Fire & Casualty Company Form 10-K | 2010

UNITED FIRE & CASUALTY COMPANY
Iowa P&C Insurer
Parent Company
ADDISON INSURANCE COMPANY
Iowa P&C Insurer
Wholly Owned Subsidiary
UNITED LIFE INSURANCE COMPANY
Iowa Life Insurer
Wholly Owned Subsidiary
LAFAYETTE INSURANCE COMPANY
Louisiana P&C Insurer
Wholly Owned Subsidiary
AMERICAN INDEMNITY FINANCIAL CORPORATION
Delaware Holding Company
Wholly Owned Subsidiary
UNITED FIRE & INDEMNITY COMPANY
Texas P&C Insurer
Wholly Owned Subsidiary
TEXAS GENERAL INDEMNITY COMPANY
Colorado P&C Insurer
Wholly Owned Subsidiary
UNITED FIRE LLOYDS
Texas P&C Insurer
Affiliate of United Fire & Indemnity Company

(1) United Fire is the sole shareholder of Red Oak Acquisition Corp. (“Red Oak”), a corporation formed under the laws of the Commonwealth of Pennsylvania on November 24, 2010. We formed Red Oak for the purpose of facilitating our planned acquisition of Mercer Insurance Group, Inc. (“Mercer”). In connection with our acquisition of Mercer, we expect that Red Oak will merge with and into Mercer and will then cease to exist as a separate corporation.
All of our property and casualty insurance subsidiaries, with the exception of American Indemnity Financial Corporation and Texas General Indemnity Company, are members of an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Our life insurance segment consists solely of the operations of United Life Insurance Company.
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

United Fire & Casualty Company Form 10-K | 2010

Our Code of Ethics is also available at www.unitedfiregroup.com in the Investor Relations section. To view it, select “Corporate Governance” and then “Code of Ethics.”
Free paper copies of any materials that we file with the SEC can also be obtained by writing to Investor Relations, United Fire Group, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. In addition, you may read and copy any materials we file with the SEC at the SEC Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. For obtaining information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330.
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Pending Purchase of Mercer Insurance Group
On November 30, 2010, we announced our entry into a definitive agreement to acquire Mercer Insurance Group, Inc. (“Mercer”) in a transaction valued at approximately $191.0 million. The transaction is subject to customary conditions, including approval by the stockholders of Mercer and regulatory authorities. Approval of the transaction by United Fire stockholders is not required, and there is no financing condition to complete the transaction.
Mercer offers commercial and personal lines of insurance to businesses and individuals principally in New Jersey, Pennsylvania, Arizona, California, Nevada and Oregon through its insurance subsidiaries: Mercer Insurance Company, Mercer Insurance Company of New Jersey, Inc., Financial Pacific Insurance Company and Franklin Insurance Company.
There is no overlap between the agency networks of United Fire and Mercer, as Mercer primarily markets in six Western and Mid-Atlantic states in which we have no appointed property and casualty agencies. Following the closing of the transaction, we will market through approximately 1,400 independent agents in 43 states plus the District of Columbia, diversifying our exposure to weather and other catastrophe risks across our geographic markets. Also following the completion of the transaction, the combined company will be able to build on common conservative underwriting and investment cultures.

GEOGRAPHIC DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and two regional locations: Westminster, Colorado, a suburb of Denver, and Galveston, Texas.
We are licensed as a property and casualty insurer in 43 states, primarily in the Midwest, West and South, plus the District of Columbia. We have 796 independent agencies representing us and our property and casualty insurance subsidiaries. In 2010, 2009 and 2008 the direct statutory premiums written for our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2010	2009	2008	2010	2009	2008
Texas	$68,655	$69,900	$70,301	15.8%	15.4%	14.5%
Iowa	68,373	69,515	66,926	15.7	15.3	13.8
Missouri	40,342	41,185	42,242	9.3	9.1	8.7
Louisiana	37,263	41,743	42,467	8.6	9.2	8.8
Illinois	31,330	33,465	39,606	7.2	7.4	8.2
Colorado	28,775	33,938	46,763	6.6	7.5	9.7
All Other States	160,968	164,300	175,733	36.8	36.1	36.3
Direct Premiums Written (1)	$435,706	$454,046	$484,038	100.0%	100.0%	100.0%

(1)	The Statutory Financial Measures section of Part II, Item 7, defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

United Fire & Casualty Company Form 10-K | 2010

Our life insurance subsidiary is licensed in 28 states, primarily in the Midwest and West, and is represented by 956 independent agencies. In 2010, 2009 and 2008 the direct statutory premiums written for our life insurance operations were distributed as follows:

	Years Ended December 31			% of Total
(In Thousands)	2010	2009	2008	2010	2009	2008
Iowa	$45,336	$94,658	$83,148	32.6%	36.8%	41.9%
Wisconsin	13,942	21,548	21,026	10.0	8.4	10.6
Illinois	13,629	17,720	15,020	9.8	6.9	7.6
Minnesota	11,875	23,128	15,675	8.5	9.0	7.9
Nebraska	11,317	33,103	15,813	8.1	12.9	8.0
All Other States	42,901	67,083	47,899	31.0	26.0	24.0
Direct Statutory Premium Written (1)	$139,000	$257,240	$198,581	100.0%	100.0%	100.0%

(1)	The Statutory Financial Measures section of Part II, Item 7, defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
We staff our regional offices with underwriting, claims and marketing representatives and administrative technicians, all of whom provide support and assistance to the independent agencies. Also, home office staff technicians and specialists provide support to our subsidiaries, regional offices and independent agencies. We use management reports to monitor subsidiary and regional offices for overall results and conformity to our business policies.

COMPETITION
Property and Casualty Insurance Segment
The property and casualty insurance industry is highly competitive. We compete with numerous property and casualty insurance companies in the regional and national market, many of which are substantially larger and have considerably greater financial and other resources. Except for regulatory considerations, there are limited barriers to entry into the insurance industry. Our competitors may be domestic or foreign, as well as licensed or unlicensed. The exact number of competitors within the industry is not known. Insurers compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.
In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers.
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty insurance agencies will receive profit-sharing payments of $7.0 million in 2011, based on business produced by the agencies in 2010. In 2010 for 2009 business, agencies received $5.7 million in profit-sharing payments and in 2009 for 2008 business, agencies received $7.4 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	The average tenure of our employees is 14.0 years, which allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

United Fire & Casualty Company Form 10-K | 2010

◦	We have relatively fewer agents appointed to each state than our peers, which is valued by our agents, as they do not have to compete with other agents in their area to represent our company.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for our company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
Life Insurance Segment
We also encounter significant competition in all lines of our life and fixed annuity business from other life insurance companies and other providers of financial services. Since our products are marketed exclusively through independent life insurance agencies that typically represent more than one company, we face competition within our agencies. Competitors include companies that market their products through agents, as well as companies that sell directly to their customers. Given the nature of the insurance industry, the exact number of competitors within the industry is not known.
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

OPERATING SEGMENTS
Incorporated by reference from Note 11 “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, for a detailed discussion of our operating results by segment, refer to the Results of Operations section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REINSURANCE
Incorporated by reference from Note 5 “Reinsurance” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

RESERVES
Property and Casualty Insurance Segment
Property insurance indemnifies an insured with an interest in physical property for loss of, or damage to, such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured. In most cases, casualty insurance also obligates the insurance company to provide a defense for the insured in litigation, arising out of events covered by the policy.

United Fire & Casualty Company Form 10-K | 2010

We are required by applicable insurance laws and regulations to maintain reserves for the payment of loss and loss settlement expenses (“loss reserves”). Loss reserves are management’s best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported (“IBNR”), based on facts, circumstances and historical trends then known.
The determination of reserves, particularly those relating to liability lines of insurance, reflects significant judgment factors. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary, Regnier Consulting Group, Inc. (“Regnier”), to render an opinion as to the adequacy of the statutory reserves we establish annually. The actuarial opinion is filed in those states where we are licensed. On a quarterly basis, Regnier reviews our direct loss reserves for adequacy.
We do not discount loss reserves based on the time value of money. However, we consider inflation in the reserving process by reviewing cost trends, loss settlement expenses, historical reserving results and likely future economic conditions. There are no material differences between our reserves established under U.S. generally accepted accounting principles (“GAAP”) and our statutory reserves.
The following table sets forth a reconciliation of our beginning and ending net reserves for unpaid losses and loss settlement expenses for 2010, 2009 and 2008:

(In Thousands)
Years Ended December 31	2010	2009	2008
Gross liability for losses and loss settlement expenses at beginning of year	$606,045	$586,109	$496,083
Ceded loss and loss settlement expenses	(33,754)	(52,508)	(38,800)
Net liability for losses and loss settlement expenses at beginning of year	$572,291	$533,601	$457,283
Losses and loss settlement expenses incurred for claims occurring during
Current year	$335,315	$339,506	$392,801
Prior years	(45,878)	26,215	548
Total incurred	$289,437	$365,721	$393,349
Losses and loss settlement expense payments for claims occurring during
Current year	$132,592	$131,507	$176,882
Prior years	165,046	195,524	140,149
Total paid	$297,638	$327,031	$317,031
Net liability for losses and loss settlement expenses at end of year	$564,090	$572,291	$533,601
Ceded loss and loss settlement expenses	39,000	33,754	52,508
Gross liability for losses and loss settlement expenses at end of year	$603,090	$606,045	$586,109
The table on the following page illustrates the change in our estimate of loss reserves for our property and casualty companies for the years 2000 through 2009. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information

United Fire & Casualty Company Form 10-K | 2010

becomes known about the losses for individual years. The last section compares the latest re-estimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

(In Thousands)
Years Ended December 31	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Gross liability for loss and loss settlement expenses	$358,032	$363,819	$392,649	$427,049	$464,889	$620,100	$518,886	$496,083	$586,109	$606,045	$603,090
Ceded loss and loss settlement expenses	37,526	36,909	35,760	27,309	28,609	60,137	40,560	38,800	52,508	33,754	39,000
Net liability for loss and loss settlement expenses	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090
Cumulative net paid as of:
One year later	$110,516	$112,546	$107,271	$100,895	$110,016	$230,455	$148,593	$140,149	$195,524	$165,046
Two years later	166,097	172,538	172,158	167,384	166,592	321,110	235,975	265,361	304,622
Three years later	204,792	215,002	214,307	203,861	213,144	380,294	332,768	345,092
Four years later	230,889	240,973	237,150	231,278	242,579	456,919	390,763
Five years later	245,677	252,969	253,026	250,787	264,015	502,455
Six years later	252,153	264,311	265,304	263,631	276,214
Seven years later	259,621	273,153	273,066	272,826
Eight years later	264,713	277,868	280,152
Nine years later	266,912	282,970
Ten years later	269,794
Net liability re-estimated as of:
End of year	$320,506	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090
One year later	273,469	315,854	344,590	361,153	358,796	534,998	433,125	457,831	559,816	526,413
Two years later	290,872	323,354	340,502	331,693	330,137	508,774	453,474	502,177	547,824
Three years later	300,011	321,168	324,582	317,187	319,335	538,451	497,629	503,992
Four years later	302,884	318,125	313,745	309,146	326,340	574,484	500,071
Five years later	298,428	309,033	308,304	316,227	327,626	582,343
Six years later	296,296	307,790	312,188	314,522	327,741
Seven years later	293,579	311,367	314,680	316,705
Eight years later	297,844	312,433	316,378
Nine years later	297,022	313,953
Ten years later	297,275
Net redundancy (deficiency)	$23,231	$12,957	$40,511	$83,035	$108,539	$(22,380)	$(21,745)	$(46,709)	$(14,223)	$45,878
Net re-estimated liability	297,275	313,953	316,378	316,705	327,741	582,343	500,071	503,992	547,824	526,413
Re-estimated ceded loss and loss settlement expenses	$33,877	$43,086	$43,776	$38,522	$38,381	$91,535	$57,459	$50,990	$56,884	$41,042
Gross re-estimated liability	$331,152	$357,039	$360,154	$355,227	$366,122	$673,878	$557,530	$554,982	$604,708	$567,455
Gross redundancy (deficiency)	$26,880	$6,780	$32,495	$71,822	$98,767	$(53,778)	$(38,644)	$(58,899)	$(18,599)	$38,590
For a more detailed discussion of our loss reserves, refer to the “Critical Accounting Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Reserves for Loss and Loss Settlement Expenses” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
Life Insurance Segment
We calculate the policy reserves reported in our Consolidated Financial Statements in accordance with GAAP. For our fixed annuities and universal life policies, we establish a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjust the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals, as well as insurance and other expense charges. We base policy reserves for other life products on the projected contractual benefits and expenses and interest rates

United Fire & Casualty Company Form 10-K | 2010

appropriate to those products. We base reserves for accident and health products, which are a minor portion of our reserves, on appropriate morbidity tables.
We determine reserves for statutory purposes based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary’s reserves meet or exceed the minimum statutory requirements. Griffith, Ballard & Company (“Griffith”), an independent actuary, assists us in developing and analyzing our reserves on both a GAAP and statutory basis.
For further discussion of our life insurance segment’s reserves, see “Critical Accounting Estimates” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENTS
Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Investments” and “Critical Accounting Estimates”; Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”; and Note 1 “Significant Accounting Policies” under the headings “Investments” and “Securities Lending,” Note 2 “Summary of Investments,” and Note 3 “Fair Value of Financial Instruments,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

REGULATION
We are not aware of any currently proposed or recently enacted state or federal regulation that would have a material impact on our operations. Additionally, we cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any particular measures might have on us.
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our stockholders. These rules have a substantial effect on our business and relate to a wide variety of matters including:

•	insurance company licensing and examination and the licensing of agents and adjusters;

•	price setting or premium rates;

•	trade practices;

•	approval of policy forms;

•	accounting methods;

•	the nature, quality and concentration of investments;

•	claims practices;

•	participation in shared markets and guaranty funds;

•	reserve adequacy;

•	insurer solvency;

•	restrictions on transactions between our subsidiaries and their affiliates;

United Fire & Casualty Company Form 10-K | 2010

•	restrictions on the payment of dividends;

•	underwriting standards;

•	advertising and marketing practices; and

•	the collection, remittance and reporting of certain taxes and fees.
The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty companies and life insurance subsidiary: Iowa (United Fire, United Life Insurance Company, and Addison Insurance Company), Louisiana (Lafayette Insurance Company), Texas (United Fire & Indemnity Company and United Fire Lloyds), and Colorado (Texas General Indemnity Company). With the acquisition of Mercer, we will be regulated by three additional domicile states: Pennsylvania (Mercer Insurance Company and Franklin Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), and California (Financial Pacific Insurance Company). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance codes of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be finalized without the commissioner’s prior approval.
Stockholder Dividends
Our capacity to pay dividends, and that of our subsidiaries, is regulated by the laws of the applicable state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its stockholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an extraordinary dividend as defined under the state’s insurance code. In all cases, we may pay ordinary dividends only from our earned surplus. Refer to the Market Information section of Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Note 7 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions,” contained in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information about the dividends we paid during 2010.
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
Investment Regulation
Insurance companies are subject to various state regulations that require investment portfolio diversification and that limit the concentration of investment in certain asset categories. Failure to comply with these regulations leads to the treatment of nonconforming investments as nonadmitted assets for purposes of measuring statutory surplus. Further, in some instances, these regulations require us to sell nonconforming investments.

United Fire & Casualty Company Form 10-K | 2010

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
Insurance Guaranty Associations
Each state has insurance guaranty association laws. Membership in a state’s insurance guaranty association is generally mandatory for insurers wishing to do business in that state. Under these laws, associations may assess their members for certain obligations that insolvent insurance companies have to their policyholders and claimants. Typically, states assess each solvent member in an amount related to that member’s proportionate share of business written by all members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2010, all of our insurance companies had capital well in excess of the required levels.

United Fire & Casualty Company Form 10-K | 2010

Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on our business. Some of the current and proposed federal measures that may significantly affect our business are discussed below.
Dodd-Frank Act
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act marks a profound increase in the regulation of the financial services industry. Among other things, the Dodd-Frank Act forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study is required to be delivered to Congress within 18 months after enactment of the Dodd-Frank Act and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation. The Dodd-Frank Act also requires, among other things: (i) a nonbinding stockholder vote on executive compensation at least once every three years; (ii) a vote, at least once every six years, on the frequency of the nonbinding stockholder vote on executive compensation; and (iii) that all members of our compensation committee be independent.
In response to the Dodd-Frank Act, the SEC is expected to issue proposed rules regarding a variety of disclosure and governance matters, including director independence, hedging and executive compensation clawback policies, compensation advisor independence, pay versus performance disclosures, internal pay comparison, and shareholder proxy access.
Health Care Reform Acts
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “2010 Acts”) were signed into law. The 2010 Acts may have a material impact on health care providers and insurers, employers and individuals. The 2010 Acts will impact employers and businesses differently, depending on the size of the organization. Certain provisions of the 2010 Acts became effective during the open enrollment period for our employee benefit plans (November 2010), while other provisions of the 2010 Acts will become effective in future years. The 2010 Acts could require changes to, among other things, our current employee benefit plans, our information technology infrastructure, and our administrative and accounting processes. The ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the 2010 Acts become available.

FINANCIAL STRENGTH RATING
Our financial strength, as measured by statutory accounting principles, is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders’ surplus requirements.
Our family of property and casualty insurers has received a group rating of “A” (Excellent) with a “negative” outlook from A.M. Best Company (“A.M. Best”). Within the group, all of our property and casualty insurers have an “A” (Excellent) rating, except one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating with a “stable” outlook from A.M. Best. According to A.M. Best, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
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

United Fire & Casualty Company Form 10-K | 2010

ITEM 1A. RISK FACTORS
We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors, in addition to those listed here. We have set forth additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations. In addition, as with catastrophe losses generally, it can take a long time for us to determine our ultimate losses associated with a particular catastrophic event. As our claims experience for a particular catastrophe develops, we may be required to adjust our reserves to reflect our revised estimates of the total cost of claims. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property could impact claims severity for future catastrophic events. In addition, severity may increase after catastrophic events, as the demand for resources such as building materials and labor to repair damaged structures may inflate costs, and the amount of salvage value received for damaged property may decline.

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
We establish property and casualty loss reserves based on assumptions and estimates of damages and liabilities incurred. On a quarterly basis, Regnier, the independent actuary for our property and casualty segment, estimates property and casualty product reserves based on many assumptions to validate the reasonableness of our claims reserves.
Our property and casualty loss reserves are only estimates; we determine the amount of these loss reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts of benefits

United Fire & Casualty Company Form 10-K | 2010

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
Griffith, the independent actuary for our life insurance segment, calculates life product reserves based on our assumptions, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements.

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
We are subject to the negative effects of interest rate fluctuations and to declines in the value of our investment portfolio, due to changes in market valuations and changes in credit quality related to individual investments. Some of our interest-sensitive products, principally our fixed annuities, expose us to the risk that changes in interest rates will reduce our “spread,” which is the difference between the rates we are required to pay under these contracts and the rate of return we are able to earn on our investments, intended to support our obligations under these contracts.
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
Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us from fluctuations in interest

United Fire & Casualty Company Form 10-K | 2010

rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (92.5 percent at December 31, 2010) of our investment portfolio in fixed income securities, particularly corporate bonds, including our portfolio of trading securities. The fair value of these investments generally increases or decreases in an inverse relationship with changes in interest rates. We classify the majority (99.2 percent, at December 31, 2010) of our fixed income securities, including our entire portfolio of trading securities, as available-for-sale. We report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which would affect our stockholders’ equity.
Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, surrenders and withdrawals of life insurance policies and annuity contracts, along with policy loans, may increase as policyholders seek to buy products with perceived higher returns. These surrenders, withdrawals and policy loans may also require us to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses in the current period.
Terrorism and the threat of terrorism within the U.S. and abroad, ongoing military and other actions, and heightened security measures, may cause significant volatility in the equity markets and in interest rates. Such activities may result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates caused by these activities.
The fair value of securities in our investment portfolio may also fluctuate, depending on general economic and market conditions or events relating to a particular issuer of securities. Changes in the fair value of securities in our investment portfolio could result in realized or unrealized investment losses, thereby affecting our stockholders’ equity.
We are exposed to the chance that issuers of bonds that we hold will not be able to pay principal or interest when due. Defaults and other impairments may cause write-downs in the value of the bonds we hold. Pervasive deterioration in the credit quality of issuers, changes in interest rate levels and changes in interest rate spreads between types of investments could significantly affect the value of our invested assets and our earnings.

•	Continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Recently, concerns over the slow economic recovery, level of U.S. national debt, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and global capital markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Although liquidity has improved, the market for fixed income instruments continues to experience some price volatility, credit downgrade events and elevated probabilities of default.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Adverse changes in the economy could negatively affect our net income and could have a material adverse effect on our business, results of operations and financial condition.

United Fire & Casualty Company Form 10-K | 2010

•	Our investment portfolio contains various types of municipal bonds that expose us to the risk of default.
At December 31, 2010, 25.2 percent of our total investment portfolio at fair market value, and 27.2 percent of our total fixed maturity securities at fair market value, were invested in tax-exempt municipal bonds. During or following an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The prolonged economic downturn that began in 2008 has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could adversely impact the collectability and valuation of our municipal bond portfolio.

•	Unauthorized data access and other security breaches could have an adverse impact on our business and reputation.
Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information. Our ability to effectively operate our business depends upon our ability and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. Our business and operations also depend upon our ability to safeguard personally identifiable information and other confidential and proprietary information belonging to us and our policyholders. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be compromised.
Security breaches and other improper accessing of data in our facilities, networks or databases, or those of our vendors may occur, exposing us to liability and having an adverse impact on our business. Moreover, any compromise of the security of our data could harm our reputation, which could affect our business and results of operations. There can be no assurances that we will be able to implement security measures adequate to prevent every security breach.

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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims. Examples of these issues include:

•	Judicial expansion of policy coverage and the impact of new theories of liability.

•	An increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices.

•	An increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions.

•	Adverse changes in loss cost trends, including, but not limited to, inflationary pressure in medical costs; auto repair costs; and labor and materials costs to rebuild damaged structures.
In addition, we have been the target of a number of class action lawsuits arising from Hurricane Katrina, relating to allegations of improper claims settlement practices, misrepresentations in the scope of coverage and other matters. It is difficult to predict both the ultimate outcome of these lawsuits, and the impact, if any, they will have on our business and financial condition. However, rulings adverse to us in pending litigation arising from Hurricane Katrina could have a material adverse effect on our financial position, as well as on our results of operations.

United Fire & Casualty Company Form 10-K | 2010

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
We are exposed to credit risk with respect to our purchase of reinsurance. See the discussion in the risk fact titled “Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all,” for a discussion of the credit risk associated with our reinsurance program.
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

•	We are subject to comprehensive state laws and regulations that pose particular risks to our ability to earn profits.
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

United Fire & Casualty Company Form 10-K | 2010

regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, the State of Louisiana has a law prohibiting the nonrenewal of homeowners policies written for longer than three years except under certain circumstances, such as for nonpayment of premium or fraud committed by the insured.

•
Risk-based capital and capital adequacy requirements. We, and our insurance company subsidiaries and affiliate, are subject to risk-based capital requirements that require us to report our results of risk-based capital calculations to state insurance departments and the NAIC. Any failure to meet applicable risk based capital requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

•
Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliate generally must be disclosed to, and in some cases approved by, state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

•
Required participation in guaranty funds and assigned risk pools. Certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations where participating insurers are required to provide coverage for assigned risks. The number of risks assigned to us by these plans is based on our share of total premiums written in the voluntary insurance market for that state. Pricing is controlled by the plan, often restricting our ability to charge the premium rate we might otherwise charge. Wherever possible, we utilize a designated servicing carrier to fulfill our obligations under these plans. Designated servicing carriers charge us fees to issue policies, adjust and settle claims and handle administrative reporting on our behalf. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired premium rates, possibly leading to an unacceptable return on equity. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and our ability to recoup these assessments through adequate premium rate increases may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period, due to the ultimate timing of the assessments and recoupments or premium rate increases. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These state funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

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

•
Periodic financial and market conduct examinations. We are subject to periodic financial and market conduct examinations by the insurance departments in the various states in which we operate. Generally, it

United Fire & Casualty Company Form 10-K | 2010

is only the states in which we have a company incorporated that perform such examinations. Occasionally, however, we are examined by states in which we do not have a company incorporated. The costs of these examinations are borne by us and in any given year may contribute to our administrative expenses.

•
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2007 includes coverage for most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance and provides marketplace stability. For further information about the Terrorism Acts, and their effect on our operations, refer to the information in the Results of Operations section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best since 1994 - except for one insurance subsidiary that is in a run-off status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. Our property and casualty companies are rated on a group basis. Financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our premium revenue and earnings would decrease. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best ratings below “A-” would prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with similar ratings requirements. In addition, a ratings downgrade for our property and casualty insurers by A.M. Best below “A” would constitute an event of default under our credit facility.

•	Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all.
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliate underwrite. The availability and cost of

United Fire & Casualty Company Form 10-K | 2010

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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Our ability to collect reinsurance recoverables may be subject to uncertainty. Our losses must meet the qualifying conditions of the reinsurance agreement. Reinsurers must also have the financial capacity and willingness to make payments under the terms of a reinsurance agreement or program. Particularly, following a major catastrophic event, our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results and financial condition.

•	Our geographic concentration in both our property and casualty insurance and life insurance segments ties our performance to the business, economic and regulatory conditions of certain states.
The following states provided 56.6 percent of the direct premium written for the property and casualty insurance segment in 2010: Texas (15.8 percent), Iowa (15.7 percent), Missouri (9.3 percent), Louisiana (8.6 percent) and Illinois (7.2 percent). The following states provided 69.0 percent of the direct statutory premium written for the life insurance segment in 2010: Iowa (32.6 percent), Wisconsin (10.0 percent) and Illinois (9.8 percent), Minnesota (8.5 percent), Nebraska (8.1 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.

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

United Fire & Casualty Company Form 10-K | 2010

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

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.
Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption. Beginning in the second half of 2008, the volatility and disruption reached unprecedented levels and the markets exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Although market conditions have improved, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, in the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market and economic conditions, the general availability of credit, our credit rating and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter term securities than we prefer, utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

•
If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. We cannot assure you that we will be able to introduce new products, or that any new products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products could have an adverse effect on our business, financial condition and results of operations.
If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances on a timely and cost-effective basis. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements, and, as a result, our business could suffer.

United Fire & Casualty Company Form 10-K | 2010

•	We are unable to predict the impact on us of the new federal financial regulatory reform.
The Dodd-Frank Act enacted in July, 2010, expands the federal presence in insurance oversight. The Dodd-Frank Act’s requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Dodd-Frank Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with regulatory authority over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office has the power to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances.
The Dodd-Frank Act provides a framework for further regulation and governance initiatives. These regulations and initiatives will cover many aspects of public company governance including, but not limited to, new and enhanced executive compensation disclosures, nonbinding stockholder votes on executive compensation, new independence standards for compensation committee membership, and incentive compensation clawback policies. Because the SEC has not yet completed its required rulemaking under the Dodd-Frank Act, we are unable to predict with certainty the overall impact these new regulations and initiatives will have on us. However, the cost of compliance with new regulations and initiatives could be significant, and materially adversely impact our results of operations, equity, business, and insurer financial strength and debt ratings.

•	We may face increased operating costs and underwriting losses arising from the federal health care reform legislation, as well as state health care reform proposals.
The 2010 Acts, enacted in March 2010, may increase our operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for us, particularly with respect to our workers’ compensation and long-term care products. These costs might arise through the increased use of health care services by our claimants or the increased complexities in health care bills that could require additional levels of review. In addition, due to the expected number of new participants in the health care system and the potential for additional malpractice claims, we may experience increased underwriting risk in the lines of our business that provide management and professional liability insurance to individuals and businesses engaged in the health care industry. The lines of our business that provide professional liability insurance to attorneys, accountants and other professionals who advise clients regarding the health care reform legislation may also experience increased underwriting risk due to the complexity of the legislation. As a result, we may experience unanticipated underwriting losses with respect to these lines of business. Finally, we cannot predict with any certainty the impact upon us of the various state health care reform proposals. Consequently, our results of operations, equity, business, insurer financial strength and debt ratings could be materially adversely impacted.
Risks Relating to Our Proposed Acquisition of Mercer Insurance Group, Inc.
On November 30, 2010, we entered into an Agreement and Plan of Merger to acquire 100 percent of the outstanding capital stock of Mercer for $28.25 per share in cash consideration (representing approximately $191.0 million in total consideration). We expect the merger to close on or before March 31, 2011. The following risk factors relate specifically to risks associated with this planned merger, which may affect our financial condition, results of operations or the performance of our common stock.

•	We may not realize all of the anticipated benefits of the merger or such benefits may take longer to realize than expected.
Our ability to realize the anticipated benefits of the merger will depend, to a large extent, on our ability to integrate the businesses of Mercer with our existing business. The combination of two independent companies is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of United Fire and Mercer. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, would preclude

United Fire & Casualty Company Form 10-K | 2010

realization of the full benefits expected by United Fire. Our failure to meet the challenges involved in integrating successfully the operations of Mercer or otherwise to realize the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, our activities and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	managing a significantly larger company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing clients and attracting new clients;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the merger;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	unforeseen expenses or delays associated with the merger.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of Mercer are integrated successfully, we may not realize the full benefits of the merger, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

•	There is a risk that the business we acquire as part of the merger may not be adequately reserved.
Mercer’s property and casualty loss reserves are only estimates. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the adequacy of Mercer’s existing property and casualty loss reserves. Actual loss and loss settlement expenses paid following the merger might exceed currently established reserves. If the loss reserves on the business we acquire from Mercer prove to be insufficient, we will have to increase these reserves and incur charges against our earnings. These charges could have a material adverse impact on our financial condition and results of operations, and could adversely affect the value of our common stock.

•	The need for regulatory approval may delay the date of completion of the merger or may diminish the benefits of the merger.
We are required to obtain approval of the merger from the Pennsylvania Insurance Department, the New Jersey Department of Banking and Insurance, and the California Department of Insurance. Any or all of these state insurance departments may impose certain requirements or conditions as part of their approval of the merger. Satisfying any requirements or conditions imposed by these state insurance departments may delay the date of

United Fire & Casualty Company Form 10-K | 2010

completion of the merger. Any requirements or conditions imposed by the state insurance departments may diminish the benefits of the merger to us. We are obligated to complete the merger unless the permits, authorizations, consents and approvals from these insurance departments:

•	impose conditions that:

◦	are materially inconsistent with any material terms contained in the merger agreement in a manner that adversely affects the economic value of the merger agreement to us,

◦
would require us or Mercer to divest or hold separate or otherwise take or commit to take any action that limits our freedom of action with respect to, or our ability to retain Mercer or any of the businesses, product lines or assets of our company, Mercer, or any of Mercer’s respective affiliates or subsidiaries,

◦
would otherwise individually or in the aggregate, result in a material negative impact on the business, assets, liabilities, properties or condition (financial or otherwise) of use and our subsidiaries, taken as a whole, or Mercer and its subsidiaries, taken as a whole, or

•	impose other conditions that would, individually or in the aggregate, have a material adverse effect with respect to Mercer.

•	The need for approval by Mercer’s stockholders may delay the date of completion of the merger, or may prevent the merger altogether.
Holders of a majority of the shares of Mercer’s outstanding capital stock are required to vote in favor of the merger before the merger may be completed. Mercer has scheduled a special meeting on March 16, 2011, where Mercer stockholders will be asked to vote on the merger. If the scheduled special meeting of Mercer stockholders is delayed, or if a majority of Mercer’s stockholders do not vote in favor of the merger, the merger may not become effective within the expected time frame or at all.

•	Failure to complete the merger or delays in completing the merger could negatively affect our business operations, financial condition or stock price.
If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

•	We may not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position.

•
The current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market about us, resulting in a decline in the market price of our common stock.

•	We must pay certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, even if the merger is not completed.
Delays in completing the merger could exacerbate uncertainties concerning the effect of the merger, which may have an adverse effect on our business following the merger and could defer or detract from the realization of the benefits expected to result from the merger.

United Fire & Casualty Company Form 10-K | 2010

•	We expect to take on debt as part of the merger.
Prior to the completion of the merger, we expect to take on debt to complement our available cash and funds obtained through the sale of invested assets to our subsidiaries. The financial and other covenants to which we may agree in connection with the occurrence of such debt and our increased indebtedness and high debt-to-equity ratio in comparison to our recent historical ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining to such indebtedness may also limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. We will also be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the terms and conditions of such debt may not be favorable to us, and as such, could further increase the cost of the merger, as well as the overall burden of such debt upon us and our business flexibility. Further, if any portion of our borrowings is at variable rates of interest, we will be exposed to the risk of increased interest rates.
Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures will depend on our ability to generate cash from the combined company’s operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
Any of the foregoing consequences could adversely affect our financials results.

•
Lawsuits have been filed against Mercer, the members of Mercer’s Board of Directors, and us challenging the merger, and an adverse judgment in such lawsuits or other lawsuits that may later be filed may prevent the merger from becoming effective or from becoming effective within the expected time frame.

Two putative class action lawsuits relating to the merger have been filed in the Superior Court of New Jersey of Mercer County, Chancery Division. Each of the cases was filed as a class action on behalf of all of Mercer’s shareholders and, on February 23, 2011, plaintiffs filed a Consolidated Amended Class Action Complaint alleging, among other things, that the consideration that shareholders will receive in connection with the merger is inadequate, that Mercer and Mercer’s directors breached their fiduciary duties to shareholders in negotiating and approving the merger agreement, and that we aided and abetted the breach of fiduciary duty by Mercer’s directors. The Consolidated Amended Class Action Complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the merger from closing in accordance with the agreed-upon terms. See Note 1 “Significant Accounting Policies” under the heading “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data,” for more information about these lawsuits.
One of the conditions to the closing of the merger is that no preliminary or permanent injunction or other order issued by any court of competent jurisdiction that prohibits, restrains or enjoins the completion of the merger shall be in effect. As such, if the plaintiffs in either of the above lawsuits are successful in obtaining an injunction prohibiting closing the merger on the agreed-upon terms, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected time frame.

United Fire & Casualty Company Form 10-K | 2010

•	Factors related to the merger could result in a potential downgrade of our financial strength ratings from A.M. Best.
Our property and casualty insurers have been assigned a financial strength rating of “A” (Excellent) from A.M. Best since 1994 - except for one insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. Our property and casualty companies are rated on a group basis. For the last ten years, Mercer’s property and casualty insurers have also been assigned a financial strength rating of “A” (Excellent) from A.M. Best.
Financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength of insurers and reinsurers. If the merger is not completed for any reason or within a reasonable time frame, or if the integration of Mercer’s business operations into ours does not occur as expected or does not achieve the desired results and economies of scale, we and/or Mercer could be subject to a ratings downgrade by A.M. Best.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. The ability to retain our existing business and to attract new business in our insurance operations depends on the ratings that we receive from this agency. The failure to maintain either our ratings, or any other adverse development with respect to these ratings, could cause current and future independent agents and policyholders to choose to transact their business with more highly rated competitors and adversely impact our business operations and financial results.

•	Loss of key personnel could have a material adverse effect on our business and results of operations after the merger.
Our success after the merger, if completed, will depend, in part, upon our ability to retain key employees of both companies. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with us. Accordingly, we may not be able to retain key employees following the merger. Loss of key personnel could have a material adverse effect on our business and operations after completion of the merger.

•	Loss of key agents or agencies could have a material adverse effect on our business and results of operations after the merger.
Our success after the merger, if completed, will depend, in part, upon our ability to retain key agent and agency relationships of both companies. Key agents or agencies may decide to terminate their relationship with us after the merger because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, we may not be able to retain key agents or agencies following the merger. Loss of key agents or agencies could have a material adverse effect on our business and operations after completion of the merger.

•	Integration of Mercer’s information technology systems with ours may result in a loss of technical support from some information technology vendors.
It is expected that following the merger we will combine our data and Mercer’s data to a single, integrated information technology platform. This process will likely involve terminating the existing relationship with one or more of our or Mercer’s current information technology vendors. If the integration process does not progress smoothly or within the time frame anticipated by management, we could have difficulty receiving adequate technical support from cancelled vendors who might have little incentive to continue cooperating with us. Lack of adequate vendor technical support could also delay the technology integration process and lead to increased costs which, in turn, could have a material adverse effect on our business and operations after completion of the merger.

United Fire & Casualty Company Form 10-K | 2010

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

United Fire & Casualty Company Form 10-K | 2010

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own three buildings: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 5.7 percent of the building’s square footage) is leased to tenants, and related parking facilities in Cedar Rapids, Iowa, that we use as our corporate headquarters. All three buildings are connected by a skywalk system. We also own a 250-space parking ramp, which is located adjacent to our corporate headquarters, for use by our employees. The parking ramp is located upon a parcel of real estate that we own and a parcel that we lease with an option to purchase.
Our regional locations in Westminster, Colorado, and Galveston, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space.

United Fire & Casualty Company Form 10-K | 2010

The following table shows a brief description of our owned and leased office space. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our leased and owned facilities.

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters –
Cedar Rapids, Iowa (118 Second Avenue SE)	Corporate Administration, Property and Casualty Segment	Owned	N/A
Cedar Rapids, Iowa (119 Second Avenue SE)	Corporate Administration, Life Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (109 Second Street SE)	Property and Casualty Segment	Owned	N/A
Denver Regional Office – Westminster, Colorado	Property and Casualty Segment	Leased	June 30, 2015
Gulf Coast Regional Office – Galveston, Texas	Property and Casualty Segment	Leased	November 30, 2014
New Orleans Claims Office – Metairie, Louisiana	Property and Casualty Segment	Leased	September 30, 2012

ITEM 3. LEGAL PROCEEDINGS
Incorporated by reference from Note 16 “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the stockholders during the fourth quarter of 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stockholders
United Fire’s common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “UFCS.” On February 1, 2011, there were 880 holders of record of United Fire common stock. The number of record holders does not reflect stockholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock ownership plan.
See “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” in Part III, Item 12 of this Form 10-K, which incorporates by reference our definitive Proxy Statement for our annual meeting of stockholders to be held on May 18, 2011. The Proxy Statement will be filed with the SEC within 120 days after the end of our fiscal year (the “2011 Proxy Statement”) and is incorporated herein by reference.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
The table in the following section shows the quarterly cash dividends declared in 2010 and 2009. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
State law permits the payment of dividends only from earned surplus arising from business operations. Furthermore,

United Fire & Casualty Company Form 10-K | 2010

under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the normal course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to similar state law restrictions on dividends. Additional information about these restrictions is incorporated by reference from Note 7 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
Market Information
The following table sets forth the high and low trading price for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Share Price		Cash Dividends Declared
	High	Low
2010
Quarter Ended:
March 31	$18.92	$15.99	$0.15
June 30	24.57	17.55	0.15
September 30	22.67	18.86	0.15
December 31	23.41	19.82	0.15

2009
Quarter Ended:
March 31	$31.31	$15.72	$0.15
June 30	24.75	16.47	0.15
September 30	21.66	16.39	0.15
December 31	21.30	16.50	0.15
Issuer Purchases of Equity Securities
Under our share repurchase program, first announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing company stock on the open market if the trading price on NASDAQ drops below 130 percent of its book value and sufficient excess capital is available to purchase the stock. Our share repurchase program may be modified or discontinued at any time.

United Fire & Casualty Company Form 10-K | 2010

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended December 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
10/1/10 - 10/31/10	28,168	$19.94	28,168	183,400
11/1/10 - 11/30/10	10,574	19.95	10,574	172,826
12/1/10 - 12/31/10	—	—	—	172,826
(1) Our share repurchase program was originally announced in August 2007 and allowed us to repurchase up to an additional 600,000 shares of our common stock, bringing our total repurchase authorization to 687,167 shares. The program was extended for an additional two years by the board of directors in August 2009. It is currently set to expire in August 2011.
United Fire & Casualty Company Common Stock Performance Graph
The following graph compares the performance of an investment in our common stock from December 31, 2005, through December 31, 2010, with the Standard & Poor’s 500 Index (“S&P 500 Index”), Standard & Poor’s 600 Property and Casualty Index (“S&P 600 P&C Index”), Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index. The graph assumes $100 was invested on December 31, 2005, in each of our common stock and the above listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
In order to provide a better comparison, we have replaced the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index, the indices used in previous years, with the S&P 500 Index and S&P 600 P&C Index for stockholder return purposes. These indices were also chosen because we believe they are a more appropriate benchmark against which to measure stock performance. Please note that the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index are represented in the following graph in accordance with Item 201(e)(4) of Regulation S-K, which requires that both the new and old index be shown if the graph shows a different index from that used in the preceding year. We will not include the Russell 2000 Index, the SNL Insurance Company Index and the SNL Property & Casualty Insurance Index in our December 31, 2011 Form 10-K.

United Fire & Casualty Company Form 10-K | 2010

The following table shows the data used in the Total Return Performance graph above.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
United Fire & Casualty Company	$100.00	$88.52	$74.20	$80.87	$49.04	$61.84
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 600 P&C Index	100.00	110.41	97.07	89.82	77.45	94.43
Russell 2000 Index	100.00	116.57	125.86	97.42	105.33	125.60
SNL Insurance P&C	100.00	109.90	110.60	59.04	67.69	81.27
SNL Insurance	100.00	118.37	116.51	77.15	98.11	124.46

United Fire & Casualty Company Form 10-K | 2010

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data derived from the Consolidated Financial Statements of United Fire and its subsidiaries and affiliate. The data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

(In Thousands, Except Per Share Data)
Years Ended December 31	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total cash and investments	$2,662,955	$2,542,693	$2,205,355	$2,399,141	$2,388,387
Total assets	3,007,439	2,902,544	2,687,130	2,760,554	2,776,067

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance (1)	603,090	606,045	586,109	496,083	518,886
Life insurance	1,389,331	1,321,600	1,167,665	1,184,977	1,233,342
Unearned premiums	200,341	206,010	216,966	224,530	231,377

Total liabilities	2,291,015	2,229,809	2,045,389	2,009,057	2,095,259
Net unrealized gains, after tax (2)	102,649	82,491	25,543	85,579	93,519
Repurchase of United Fire common stock	(6,280)	(1,545)	(14,817)	(16,078)	—
Total stockholders’ equity (3)	716,424	672,735	641,741	751,497	680,808

Book value per share	27.35	25.35	24.10	27.63	24.62

Consolidated Income Statement Data:
Revenues
Net premiums written (4)	$463,892	$467,427	$496,897	$501,849	$509,669
Net premiums earned	469,473	478,498	503,375	505,763	503,122
Investment income, net of investment expenses (5)	111,685	106,075	107,577	122,439	121,981
Realized investment gains (losses) (6)	8,489	(13,179)	(10,383)	9,670	9,965
Other income	1,425	799	880	654	532
Consolidated revenues	$591,072	$572,193	$601,449	$638,526	$635,600

Losses and loss settlement expenses
Property and casualty insurance	289,437	365,721	393,349	245,845	278,504
Life insurance	20,359	16,773	13,291	14,869	14,285
Amortization of deferred policy acquistion costs	113,371	114,893	129,158	136,805	126,898
Other underwriting expenses (7)	39,321	39,298	28,252	22,918	21,525
Net income (loss) (8)	47,513	(10,441)	(13,064)	111,392	88,085

Property and Casualty Insurance Segment Data:
Net premiums written (4)	414,908	424,827	459,571	470,402	476,402
Net premiums earned	420,373	435,677	465,581	473,134	467,031
Net income (loss)	34,726	(17,677)	(15,156)	98,225	73,970
Combined ratio (4)	99.9%	115.2%	113.9%	81.3%	87.9%

Life Insurance Segment Data:
Net premiums earned	49,100	42,821	37,794	32,629	36,091
Net income	12,787	7,236	2,092	13,167	14,115

Earnings Per Share Data:
Basic earnings (loss) per common share (9)	1.81	(0.39)	(0.48)	4.04	3.37
Diluted earnings (loss) per common share	1.80	(0.39)	(0.48)	4.03	3.36

Other Supplemental Data:
Cash dividends declared per common share	0.60	0.60	0.60	0.555	0.495

United Fire & Casualty Company Form 10-K | 2010

(1)
Property and casualty reserves may be affected by both internal and external events, such as changes in claims handling procedures, judicial or legislative actions, inflation, and catastrophes. The fluctuations in our reserves over the past five years primarily relate to losses incurred from Hurricanes Ike and Gustav, which occurred in 2008, and the adverse litigation that has resulted from Hurricane Katrina, which occurred in 2005. For further discussion of Hurricane Katrina, refer to our “Results of Operations” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)
Net unrealized gains, after tax, were impacted in 2008 due to the volatility in the financial markets. The severe downturn in the financial markets resulted in a significant decrease to our net unrealized appreciation in 2008, while in 2009 and 2010 our net unrealized appreciation returned to levels similar to years prior to 2008.

(3)
In 2010, our stockholders' equity improved due to an increase in net unrealized gains and a significant improvement in our earnings. In 2008 and 2009, our stockholders’ equity was impacted by the overall state of the economy and the volatility in the financial markets, which impaired our ability to generate an underwriting profit and reduced our net investment income and net unrealized investment gains. Additionally, we recognized in equity, for the five years, the net change in the underfunded status of our employee benefit plans.

(4)	Please refer to the Statutory Financial Measures section of Part II, Item 7 for further explanation of this measure.

(5)
The decline in investment income in 2009 and 2008 was due to lower market interest rates earned on our investment portfolio, which affected the amount we earned on our short-term investments and cash and cash equivalents; agency bonds that were called during 2009, the proceeds of which we reinvested at a lower interest rate than was previously available in prior years; the reduction or discontinuation of dividend payments by some of our equity securities that previously had paid regular dividends; and the changes in the value of certain investments in limited liability partnerships.

(6)
Realized investment gains and losses could be material to our results of operations over the long term, and the occurrence and timing of realized gains and losses may cause our earnings to fluctuate substantially. GAAP requires us to recognize gains and losses from certain changes in the fair value of securities without the actual sale of those securities. The realized investment losses in 2009 and 2008 were primarily due to pre-tax realized losses from other-than-temporary investment charges incurred on our fixed maturity securities and equity securities. We recorded other-than-temporary investment charges of $0.5 million, $18.3 million, $9.9 million, $0.1 million and $0.4 million in 2010, 2009, 2008, 2007 and 2006, respectively.

(7)
Two factors caused most of the fluctuation in other underwriting expenses: the level of deferrable underwriting expenses, which correlates to our level of written premiums, and changes in the expense for our employee benefit plans.

(8)
Our net losses in 2009 and 2008 were due to lower revenues from premiums earned, a decrease in net investment income, realized losses, higher expenses from losses, and other underwriting expenses. For further discussion of net income (loss) refer to our “Results of Operations” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(9)	Our basic earnings (loss) per common share is calculated by dividing our net income (loss) by the weighted average common shares outstanding during the reporting period.

United Fire & Casualty Company Form 10-K | 2010

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),”
“seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A, “Risk Factors” of this document. Among the factors that could cause our actual outcomes and results to differ are:

•	The adequacy of our loss and loss settlement expense reserves established for Hurricane Katrina, which are based on management’s estimates.

•	The frequency and severity of claims, including those related to catastrophe losses, and the impact those claims have on our loss reserve adequacy.

•	Developments in the domestic and global financial markets that could affect our investment portfolio and financing plans.

•	The calculation and recovery of deferred policy acquisition costs (“DAC”).

•	The valuation of pension and other postretirement benefit obligations.

•	Our relationship with our agents.

•	Our relationship with our reinsurers.

•	The financial strength rating of our reinsurers.

•	Changes in industry trends and significant industry developments.

•	The resolution of regulatory issues and litigation pertaining to and arising out of Hurricane Katrina.

•
Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions.

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

United Fire & Casualty Company Form 10-K | 2010

made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A, “Risk Factors” of this document.

INTRODUCTION

The purpose of the Management’s Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management’s Discussion and Analysis should be read in conjunction with Part II, Item 6, “Selected Financial Data” and Part II, Item 8, “Financial Statements and Supplementary Data.” When we provide information on a statutory basis, we label it as such; otherwise, all other data is presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

This discussion and analysis is presented in these sections:

•	Our Business

•	Consolidated Financial Highlights

•	Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

•	Investments

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Pending Accounting Standards

•	Statutory Financial Measures

•	Non-GAAP Financial Measures

OUR BUSINESS
Founded in 1946, United Fire & Casualty Company provides insurance protection for individuals and businesses through several regional companies. We are represented by 796 independent property and casualty insurance agencies and 956 independent life insurance agencies throughout the country, predominantly in the Midwest, West and South.
We operate two business segments with a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, surety bonds and assumed insurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products.
These business segments are managed separately, as they generally do not share the same customer base, and they each have different products, pricing, and expense structures.

United Fire & Casualty Company Form 10-K | 2010

For 2010, property and casualty business accounted for nearly 90.0 percent of our net premiums earned, of which 90.5 percent was generated from commercial insurance. Life insurance business made up approximately 10.0 percent of our net premiums earned, of which over 61.0 percent was generated from traditional life insurance products.
For 2010, more than half of our property and casualty premiums were written in Texas, Iowa, Missouri, Louisiana, and Illinois; over three-fourths of our life insurance premiums were written in Iowa, Wisconsin, Illinois, Nebraska, and Minnesota.
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
The profitability of our company is influenced by many factors, including price, competition, economic conditions, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. Management believes that climate change considerations will not have a material impact on our profitability, unless a connection to increased extreme weather events related to climate change is ultimately proven true.
To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, and effective and efficient use of technology.

United Fire & Casualty Company Form 10-K | 2010

CONSOLIDATED FINANCIAL HIGHLIGHTS
Consolidated Results of Operations

				% Change
(In Thousands)				2010	2009
Years ended December 31	2010	2009	2008	vs. 2009	vs. 2008
Revenues
Net premiums earned	$469,473	$478,498	$503,375	(1.9)%	(4.9)%
Investment income, net	111,685	106,075	107,577	5.3	(1.4)
Realized investment gains (losses), net	8,489	(13,179)	(10,383)	164.4	(26.9)
Other income	1,425	799	880	78.3	(9.2)
Total Revenues	$591,072	$572,193	$601,449	3.3%	(4.9)%
Benefits, Losses and Expenses
Loss and loss settlement expenses	$309,796	$382,494	$406,640	(19.0)%	(5.9)%
Increase in liability for future policy benefits	27,229	23,897	23,156	13.9	3.2
Amortization of deferred policy acquisition costs	113,371	114,893	129,158	(1.3)	(11.0)
Other underwriting expenses	39,321	39,298	28,252	0.1	39.1
Disaster charges and other related expenses, net of recoveries	(16)	(1,335)	7,202	(98.8)	(118.5)
Interest on policyholders’ accounts	42,988	41,652	40,177	3.2	3.7
Total Benefits, Losses and Expenses	$532,689	$600,899	$634,585	(11.4)%	(5.3)%
Income (loss) before income taxes	58,383	(28,706)	(33,136)	NM	13.4
Federal income tax expense (benefit)	10,870	(18,265)	(20,072)	159.5	9.0
Net Income (Loss)	$47,513	$(10,441)	$(13,064)	NM	20.1%

Basic earnings (loss) per share	$1.81	$(0.39)	$(0.48)	NM	18.8%
Diluted earnings (loss) per share	$1.80	$(0.39)	$(0.48)	NM	18.8
NM = not meaningful
The following is a summary of our financial performance over the last three years and the primary factors that have affected our performance.
Consolidated Results of Operations

•
Net income was $47.5 million in 2010 compared to net losses of $10.4 million and $13.1 million in 2009 and 2008, due to an improvement in underwriting income resulting from a decrease in loss and loss settlement expenses, along with increases in net investment income and realized investment gains. The increase in our realized investment gains is attributable to a significant reduction in other-than-temporary impairment (“OTTI”) charges, which totaled $0.5 million, $18.3 million and $9.9 million for 2010, 2009 and 2008, respectively.

•
Our property and casualty premium writings decreased 2.3 percent for 2010 and 7.6 percent in 2009. The slow economic recovery continues to affect potential commercial lines policyholders. In 2010, policy cancellations due to non-payment and/or companies going out of business contributed to the decline in our premium writings. In addition, ongoing competition in a soft insurance market continued to impact our business. In the fourth quarter of 2010, we slightly reduced our commercial lines pricing levels in order to retain quality accounts, however, new business pricing remained unchanged.

•
Deferred annuity deposits (i.e., sales) decreased to $92.4 million for 2010, from $216.6 million and $161.1 million in 2009 and 2008, respectively. In 2010, historic, low interest rates continued to affect our level of

United Fire & Casualty Company Form 10-K | 2010

deferred annuity deposits. Our deposits were driven by consumers who sought a conservative, guaranteed rate of return on their funds, while our surrenders and withdrawals were driven by consumers who had a greater tolerance for risk and were seeking a potentially greater return. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, they do generate investment income.

•
A benign hurricane season contributed to a reduction in catastrophe losses in both 2010 and 2009. Our catastrophe losses excluding the impact of Hurricane Katrina totaled $19.8 million in 2010 compared to $22.4 million in 2009. In 2008, our catastrophe losses totaled $76.1 million.

•	Adverse development from Hurricane Katrina resulted in losses of $8.6 million in 2010 compared to $38.0 million for 2009 and $26.6 million for 2008, as we continued to resolve outstanding litigation.

•
Our combined ratio improved to 99.9 percent for 2010, compared to 115.2 percent  and 113.9 percent  for 2009 and 2008, respectively. Catastrophe losses contributed 4.7 percent, 5.1 percent and 16.3 percent to our 2010, 2009 and 2008 combined ratio, respectively.

Consolidated Financial Condition

•
Deferred annuity deposits and withdrawals resulted in a net cash inflow related to our annuity business of $0.4 million and $96.0 million in 2010 and 2009, respectively, compared to a net cash outflow of $73.0 million in 2008.

•
In 2010, we repurchased 343,328 shares of our common stock for $6.3 million, at an average cost of $18.29. As of December 31, 2010, 172,826 shares of common stock remained authorized for repurchase under our share repurchase program, which expires in August 2011.

•
The carrying value of our investment portfolio increased in 2010, with net unrealized gains, after tax, of $102.6 million at December 31, 2010, compared to $82.5 million and $25.5 million at December 31, 2009 and 2008, respectively. The 2010 and 2009 increases in net unrealized investment gains was the result of increases in the fair value of our bond and equity holdings. In 2008, depressed bond and equity prices contributed to a decrease in net unrealized gains.

•
Our financial strength continued to improve, as our stockholders’ equity increased in 2010 to $716.4 million from $672.7 million in 2009 and $641.7 million in 2008. The increase in 2010 was primarily due to net income totaling $47.5 million, which was generated during the year.

•
Our book value per share increased by $2.00 to $27.35 in 2010 from $25.35 in 2009, primarily as a result of our significant increase in net income. Net unrealized investment gains, which was the primary factor increasing book value in 2009, were also a contributing factor in 2010. Book value per share in 2008 was $24.10.

Commentary on the Economy
We were encouraged by the economic improvement in 2010, despite seeing some lingering effects of the credit crisis and recession from 2008 and 2009 that continued to affect our business:

•
Net premiums written decreased due to the weak economy, as growth remained depressed among current and potential commercial policyholders. In 2010, policy cancellations due to non-payment and/or companies going out of business contributed to a decline in our premium writings. However, in 2010 we successfully reduced loss and loss settlement expenses and took advantage of opportunities to grow our personal lines to offset the weaker commercial market.

United Fire & Casualty Company Form 10-K | 2010

•
Pricing in the insurance industry remained soft and very competitive in commercial lines. In the fourth quarter of 2010, we slightly reduced our commercial lines renewal pricing levels in order to retain quality accounts, although new business pricing remained unchanged. We retained approximately 80.0 percent of our commercial line accounts, in line with our goals. Personal lines retention rates reached approximately 87.0 percent for 2010 and we were successful in achieving slight price increases.

•
While there are industry-wide concerns about the municipal bond market, we believe the fundamentals of our own bond portfolio are strong. We select bonds based solely on their underlying credit (92 percent are rated “A” or better) and diversify risk by purchasing bonds issued across a large number of states. In 2010, we added a small number of bonds to our municipal bond portfolio and extended durations on new purchases in order to capture higher interest rates on our other bonds.

•
Interest rates remained a concern. While investment income has experienced gains due to increases in our bond and equity holdings in 2010, we saw some deterioration in the unrealized gains on our bond portfolio develop during the fourth quarter of 2010, due to rising interest rates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Property and Casualty Insurance Segment

Property & Casualty Segment Results of Operations				% Change
(In Thousands)				2010	2009
Years ended December 31	2010	2009	2008	vs. 2009	vs. 2008
Net premiums written (1)	$414,908	$424,827	$459,571	(2.3)%	(7.6)%
Net premiums earned	$420,373	$435,677	$465,581	(3.5)	(6.4)
Loss and loss settlement expenses	289,437	365,721	393,349	(20.9)	(7.0)
Amortization of deferred policy acquisition costs	102,636	105,606	117,590	(2.8)	(10.2)
Other underwriting expenses	28,003	30,553	19,146	(8.3)	59.6
Underwriting income (loss)	$297	$(66,203)	$(64,504)	100.4%	(2.6)%

Investment income, net	34,787	31,542	33,452	10.3%	(5.7)%
Realized investment gains (losses)
Other-than-temporary impairment charges	(153)	(9,824)	(960)	98.4	NM
Other realized gains, net	3,746	3,009	2,839	24.5	6.0
Total realized investment gains (losses)	3,593	(6,815)	1,879	152.7	NM
Other income (loss)	147	194	(55)	(24.2)	NM
Disaster charges and other related expenses, net of recoveries	(16)	(1,335)	7,202	(98.8)	118.5
Income (loss) before income taxes	$38,840	$(39,947)	$(36,430)	197.2%	(9.7)%
NM = not meaningful

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

United Fire & Casualty Company Form 10-K | 2010

				Increase (Decrease) in Ratios
				2010	2009
Years ended December 31	2010	2009	2008	vs. 2009	vs. 2008
GAAP combined ratio:
Net loss ratio (without catastrophes and Hurricane Katrina development)	62.2%	70.1%	65.9%	(11.3)%	6.4%
Hurricane Katrina litigation – effect on net loss ratio	2.0	8.7	2.3	(77.0)	NM
Other catastrophes – effect on net loss ratio	4.7	5.1	16.3	(7.8)	(68.7)
Net loss ratio	68.9%	83.9%	84.5%	(17.9)%	(0.7)%
Expense ratio (1)	31.0	31.3	29.4	(1.0)	6.5
Combined ratio (2)	99.9%	115.2%	113.9%	(13.3)%	1.1%
Statutory combined ratio:
Net loss ratio (without catastrophes and Hurricane Katrina development)	62.2%	70.1%	66.0%	(11.3)%	6.2%
Hurricane Katrina litigation – effect on net loss ratio	2.0	8.7	2.3	(77.0)	NM
Other catastrophes – effect on net loss ratio	4.7	5.1	16.3	(7.8)	(68.7)
Net loss ratio	68.9%	83.9%	84.6%	(17.9)%	(0.8)%
Expense ratio (1)	31.0	30.3	28.8	2.3	5.2
Combined ratio (2)	99.9%	114.2%	113.4%	(12.5)%	0.7%
Industry statutory combined ratio: (3)
Net loss ratio	74.5%	72.7%	77.1%	2.5%	(5.7)%
Expense ratio (1)	28.5	28.5	28.0	—	1.8
Combined ratio (2)	103.0%	101.2%	105.1%	1.8%	(3.7)%
Combined ratio (without catastrophes) (2)	98.0%	97.8%	98.8%	0.2%	(1.0)%
NM = not meaningful

(1)	Includes policyholder dividends.

(2)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

(3)	A.M. Best Company estimate.
Our property and casualty insurance segment reported pre-tax income of $38.8 million in 2010 compared to pre-tax losses of $39.9 million and $36.4 million in 2009 and 2008, respectively. While a slow economic recovery and ongoing competition continued to affect our commercial lines, we achieved slight increases in our personal lines rates. Additionally, our loss and loss settlement expenses decreased by 20.9 percent or $76.3 million from 2009 due in large part to our prior year’s claim experience. A decrease in non-catastrophe claims severity, accompanied by a slight decrease in frequency in 2010, also contributed to the reduction in losses and loss settlement expenses.
Other underwriting expenses decreased 8.3 percent in 2010, primarily as the result of a higher level of deferrable underwriting expenses in 2010 as compared to 2009. However, included in this line are transaction costs totaling $1.2 million that were incurred during the fourth quarter of 2010 related to our planned acquisition of Mercer Insurance Group, Inc. (“Mercer”). For further discussion of this planned acquisition, see the “Liquidity and Capital Resources” section contained in this item.
Our 2009 results were negatively impacted by a decline in net premiums written and earned due to the weak economy. Additionally, in 2009, we incurred OTTI charges of $9.8 million and $38.0 million in adverse development from Hurricane Katrina, which impacted our pre-tax earnings. Our 2008 results were negatively impacted by the significant number of catastrophe losses we experienced that year, along with an increase in the severity of non-catastrophe losses and the impact of competitive market conditions on pricing.

United Fire & Casualty Company Form 10-K | 2010

Premiums
The following table shows our premiums written and earned for 2010, 2009 and 2008:

				% Change
(In Thousands)				2010	2009
Years ended December 31	2010	2009	2008	vs. 2009	vs. 2008
Direct premiums written	$435,706	$454,046	$484,038	(4.0)%	(6.2)%
Assumed premiums written	11,713	7,820	12,660	49.8	(38.2)
Ceded premiums written	(32,511)	(37,039)	(37,127)	(12.2)	(0.2)
Net premiums written (1)	$414,908	$424,827	$459,571	(2.3)%	(7.6)%
Net premiums earned	420,373	435,677	465,581	(3.5)	(6.4)

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
Net Premiums Written
Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written are the total policy premiums, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance segment. Assumed premiums written are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Net premiums earned are recognized over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.
Direct Premiums Written
Direct premiums written decreased in 2010 as a slow recovery continued to affect the economy and potential commercial lines policyholders. Cancellations due to non-payment and/or companies going out of business contributed to the decline, while ongoing competition in a soft insurance market also continued to have an impact on our business. In the fourth quarter of 2010, we slightly reduced our commercial lines renewal pricing levels in order to retain quality accounts, keeping approximately 80.0 percent of our accounts, which is in line with our retention goals. However, new business pricing remained unchanged.
In 2010, we hired an outside insurance consultant to conduct a study, on our behalf, of strategic growth opportunities in the property and casualty industry that we could potentially use in the future as a means for generating additional revenue. Management has evaluated the findings from the study and are now engaged in determining if and when we will execute growth strategies.
In 2009, direct premiums written decreased due to continued competition and the weak economy. Also contributing to the reduction in direct premiums written in 2009, was the nonrenewal of accounts that no longer met our underwriting or pricing guidelines.
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
Our policy retention rate in both the personal and commercial lines of business was approximately 80.0 percent in 2009, which was a slight decrease from 2008, as our underwriters continued to focus on writing good business at an adequate price, preferring quality to volume. Despite continued competition, particularly on medium and large commercial accounts, we were able to renew a select number of accounts at a higher rate/premium level in 2009 as compared to 2008.

United Fire & Casualty Company Form 10-K | 2010

Assumed Premiums Written
In 2010, we increased our participation in assumed business, which led to the increase in assumed premiums written for the year. The decrease in 2009 was attributable to the termination of one of our assumed reinsurance contracts and our reduced participation level on another contract. Also contributing to the decline in 2009 and 2008 was some of our assumed business in early 2009 that had been in run-off since late 2006.
For 2011, we have renewed our participation in all of our assumed programs, while increasing the participation level on one contract.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. The reduction in ceded premiums written in 2010 as compared to 2009 and 2008 was due to the lower level of direct premiums written, which also affected the premiums we pay for our property catastrophe reinsurance program.
For 2011, the pricing for our non-catastrophe reinsurance program, which excludes our property catastrophe program, increased approximately 4.0 percent due to losses in 2010 in the first and second layers of our casualty program. Our catastrophe reinsurance program pricing decreased approximately 8.0 percent because of the soft market conditions and because we had no losses to the program during 2010. We had no significant changes to coverage, limits, or retentions for our catastrophe or non-catastrophe programs.
The renewal pricing for our 2010 non-catastrophe reinsurance program experienced a slight decrease due to the inclusion of umbrella coverage under the non-catastrophe program rather than maintaining it as a separate program. The renewal for our 2010 catastrophe reinsurance program also decreased as the soft market conditions impacted catastrophe reinsurance pricing.
For 2009, the renewals for both our catastrophe and non-catastrophe reinsurance programs increased slightly. The increase in our catastrophe program was a result of the active hurricane season in the United States during 2008, which included Hurricanes Ike and Gustav.
Losses and Loss Settlement Expenses
Catastrophe Losses
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters. We also face man-made exposures to losses resulting from, without limitation, acts of war, acts of terrorism and political instability. Such events result in insured losses that can be, and may continue to be, a material factor in our results of operations and financial position. Additionally, since the level of insured losses that may occur in any one year cannot be accurately predicted, these losses contribute to fluctuations in our year-to-year results of operations and financial position. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
We have endeavored to control our direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. Although we reinsure a portion of our exposure, reinsurance may prove to be inadequate if a major catastrophic event exceeds our reinsurance limits or if we experience a number of small catastrophic events that individually fall below our reinsurance retention level.

United Fire & Casualty Company Form 10-K | 2010

Hurricane Katrina
Hurricane Katrina made landfall in New Orleans, on August 29, 2005, causing an estimated $80.0 billion in damages. Over 95.0 percent of our policyholders in the New Orleans area suffered damage from Hurricane Katrina, with over 11,000 claims reported; we have concluded 97.6 percent of those claims as of December 31, 2010. Our loss and loss settlement expenses inception to date (net of reinsurance) attributable to Hurricane Katrina totaled $297.5 million as of December 31, 2010, of which $8.6 million was incurred in 2010 due to adverse claims litigation. In 2010, we continued to settle unresolved litigation related to Hurricane Katrina, concluding over 55.0 percent of the claims that were in litigation as of December 31, 2009. Our 2010 combined ratio was impacted 2.0 percent by Hurricane Katrina loss development compared to 8.7 percent and 2.3 percent for 2009 and 2008, respectively.
In 2009 and 2008, adverse development from Hurricane Katrina resulted in losses of $38.0 million and $26.6 million, respectively.
Since the occurrence of Hurricane Katrina in 2005, we have focused on reducing our risk exposure in southern Louisiana by decreasing the number of insured properties, raising rates and purchasing additional reinsurance coverage.
In January 2010, we ceased renewing policies or writing new business in the State of Louisiana through Lafayette Insurance Company and began to provide personal and commercial insurance coverage under United Fire & Casualty Company and our subsidiary, United Fire & Indemnity Company.
Other Catastrophes
In 2010, our pre-tax catastrophe losses without adverse development from Hurricane Katrina claims litigation were $19.8 million. In comparison our 2009 and 2008 pre-tax catastrophe losses were $22.4 million and $76.1 million, respectively. In 2008, the portion of these losses attributable to adverse development from Hurricane Katrina that was not related to claims litigation was $15.8 million. Our 2010 losses were the result of 26 new catastrophes with our largest single pre-tax catastrophe totaling $2.5 million. That loss was the result of a hailstorm that primarily affected the state of Colorado, but also impacted some areas in Wyoming, South Dakota and Nebraska.
For 2009, we also experienced 26 new catastrophe losses, with our largest single loss coming from a Midwest storm that caused wind and hail damage and resulted in pre-tax losses totaling $3.6 million. In 2008, we experienced our second highest year for catastrophe losses in the past decade, with losses from 34 new catastrophe events. Our largest losses during 2008 were related to Hurricane Ike ($20.2 million) and Hurricane Gustav ($15.8 million).
Catastrophe Reinsurance
Our 2010 catastrophe reinsurance programs remained relatively unchanged from our 2009 programs. Neither terms and conditions nor pricing were materially different. In 2010 and 2009, we did not exceed our catastrophe retention of $20.0 million. However, in 2008, we exceeded our catastrophe retention of $20.0 million with Hurricane Ike, and recorded $2.4 million in ceded losses recoverable from that catastrophe.
Our planned reduction in southern Louisiana that began after Hurricane Katrina has reduced our estimated 100-year maximum probable loss by over 60.0 percent as of December 31, 2010. To maintain profitability of our remaining southern Louisiana business, we have employed portfolio optimizing techniques (i.e., proximity to the coast, type of construction, the reduction of geographic risk concentration and higher deductibles) to reduce the impact of any one future catastrophe. As an example of the effectiveness of our risk-reduction efforts, we estimate that we incurred $12.8 million less in losses related to Hurricane Gustav in 2008 than we would have if we had not undertaken these measures.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. All reinsurers must meet the following minimum criteria: capital and surplus of at least $250.0 million and an A.M. Best rating of at least “A-” or an S&P rating of at least “A-.” If a reinsurer is rated by both rating agencies, then both ratings must be at least an “A-.”

United Fire & Casualty Company Form 10-K | 2010

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2010:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A	A+
FM Global Group	A+	N/A
Hannover Rueckversicherung AG (1) (2)	A	AA-
Lloyds Syndicates	A	A+
Paris Re (2)	A	AA-
Partner Re (1) (2)	A+	AA-
Platinum Underwriters Reinsurance, Inc.	A	A
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	A+
Renaissance Reinsurance Ltd	A+	AA-
Tokio Millennium Re Ltd	A+	AA

(1)	Primary insurers participating on the property and casualty excess of loss programs.

(2)	Primary insurers participating on the surety excess of loss program.
Refer to Part II, Item 8, Note 5 “Reinsurance” for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law on December 27, 2007. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100.0 trillion aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2010 and remains the same for 2011. Our TRIPRA deductible was $60.2 million for 2010 and our TRIPRA deductible will be $55.9 million for 2011. Our catastrophe and non-catastrophe reinsurance program provide limited coverage for terrorism exposure excluding nuclear, biological and chemical related claims.
Non-Catastrophe Losses and Reserve Development
Workers’ compensation insurance and other liability insurance are considered to be long-tail lines of business due to the length of time that may elapse before claims are finally settled. Therefore, we may not know our final development on individual claims for many years. Our estimates for losses, particularly in these long-tail lines, are dependent upon many factors, such as the legal environment, inflation and medical costs. We consider all of these factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly. Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our property and casualty insurance segment’s loss and loss settlement expenses reserves.

United Fire & Casualty Company Form 10-K | 2010

2010 Results
In 2010, we saw an improvement in our loss and loss settlement expenses due to favorable reserve development of $45.9 million from prior year’s losses. This level of development is consistent with our historical experience, excluding the impact of Hurricane Katrina. The 2010 development included $8.6 million in adverse development from Hurricane Katrina as a result of our continuing resolution of outstanding litigation.
We experienced favorable development in all lines of business with the exception of fire and allied lines, which experienced a slight deficiency, primarily due to Hurricane Katrina development. Our workers’ compensation line had a significant decrease in losses as a result of a reduction in frequency as well as favorable reserve development on resolved cases. Additionally, we experienced an overall decrease in claims severity accompanied by a slight decrease in claims frequency, which contributed to the improvement.
2009 Results
In 2009, we increased our reserves on prior year losses partially due to an increase in late reported claims. In addition, we focused on establishing reserves for reported claims more quickly. Our other liability line of business had a significant increase in losses and loss settlement expenses as a result of unfavorable reserve development from the re-estimation of our recorded reserves, a slight increase in severity as a result of larger jury awards and continuing construction defect claims and loss settlement expenses. Overall, claims frequency decreased. Claims severity also flattened for a majority of lines, with a slight increase in certain liability lines, specifically automobile and other liability as compared to 2008.
Overall, we experienced a net deficiency in our prior year reserves of $26.2 million for 2009. The major components of this deficiency were the deterioration in our other liability lines of business, which resulted in a deficiency in these lines of $21.8 million, and adverse development from Hurricane Katrina claims and litigation totaling $38.0 million, which resulted in a deficiency in the fire and allied lines of business of $16.9 million.
2008 Results
Late in 2008, we began a corporate-wide audit of our reported large claim losses to analyze the increase in severity that we experienced in 2008. While we were satisfied with the results of the audit, our review resulted in the modification of certain underwriting guidelines. Examples of such modifications include an increase in the number of commercial accounts serviced by our loss control unit, the development of a new safety class for insureds, a decline in certain classes of commercial business that were no longer profitable and the introduction of some pricing increases.
We also increased our case reserves on prior year’s losses, which resulted in a net deficiency of $0.5 million for 2008. The primary cause of our net deficiency in 2008 was the $26.6 million in adverse development from Hurricane Katrina. The Hurricane Katrina-related losses contributed to a deficiency in the fire and allied lines of business of $12.2 million.
Also contributing to our net deficiency in prior year reserves was an increase in general liability losses, which impacted our other and products liability lines of business. Claims for construction defect losses are included in the products liability line of business. Incurred losses from construction defect claims for prior years were $7.7 million in 2008. These losses contributed to a deficiency in the other liability and products liability lines of business totaling $5.8 million.
Other changes in loss development included prior year reserve redundancies in the following lines of business: commercial auto liability ($3.2 million), workers’ compensation ($7.2 million) and assumed reinsurance ($5.2 million).

United Fire & Casualty Company Form 10-K | 2010

Reserve Development
The following table illustrates the major components of the net redundancy (deficiency) we experienced in our reserves for 2010, 2009 and 2008:

(In Thousands)
Years ended December 31	2010	2009	2008
Savings from:
Salvage and subrogation	$4,070	$5,968	$7,099
Estimated alternative dispute resolution	11,182	12,957	7,352
Workers’ compensation medical bill review	3,830	3,516	3,477
Other	35,372	(10,680)	8,152
Net redundancy excluding Hurricane Katrina	54,454	11,761	26,080
Adverse development from Hurricane Katrina	(8,576)	(37,976)	(26,628)
Net redundancy (deficiency)	$45,878	(26,215)	$(548)
Salvage is the sale of damaged goods, for which the insured has been indemnified and for which the insured has transferred title to the insurance company. Salvage reduces the cost incurred for property losses. Subrogation also reduces the costs incurred for a loss by seeking payment from other parties involved in the loss and/or from the other parties’ insurance company. Alternative dispute resolution facilitates settlements and reduces defense and legal costs through processes such as mediation and arbitration. Workers’ compensation medical bill review is a system designed to detect duplicate billings, unrelated and unauthorized charges, and coding discrepancies. It also ensures that we are billed for medical services according to the fee schedule designated by each state in which we have claims.
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

United Fire & Casualty Company Form 10-K | 2010

Net Loss Ratios by Line
The following table depicts our net loss ratio for 2010, 2009 and 2008:

Years ended December 31	2010			2009			2008
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$113,555	$94,645	83.3%	$119,587	$119,200	99.7%	$134,429	$93,000	69.2%
Fire and allied lines	98,673	78,174	79.2	102,265	100,436	98.2	109,217	134,060	122.7
Automobile	93,160	66,946	71.9	97,948	75,123	76.7	101,229	72,384	71.5
Workers’ compensation	45,174	27,238	60.3	51,992	41,283	79.4	52,792	41,434	78.5
Fidelity and surety	19,113	3,133	16.4	21,354	1,838	8.6	22,244	4,105	18.5
Other	804	1,048	130.3	854	214	25.1	858	438	51.0
Total commercial lines	$370,479	$271,184	73.2%	$394,000	$338,094	85.8%	$420,769	$345,421	82.1%

Personal lines
Fire and allied lines	$24,668	$13,850	56.1%	$22,317	$12,254	54.9%	$21,353	$34,195	160.1%
Automobile	14,616	12,642	86.5	13,053	10,725	82.2	12,603	11,701	92.8
Other	447	(916)	(204.9)	365	662	181.4	326	472	144.8
Total personal lines	$39,731	$25,576	64.4%	$35,735	$23,641	66.2%	$34,282	$46,368	135.3%
Reinsurance assumed	$10,163	$(7,323)	(72.1)%	$5,942	$3,986	67.1%	$10,530	$1,560	14.8%
Total	$420,373	$289,437	68.9%	$435,677	$365,721	83.9%	$465,581	$393,349	84.5%

United Fire & Casualty Company Form 10-K | 2010

Commercial Lines
The net loss ratio in our commercial lines of business improved to 73.2 percent in 2010 from 85.8 percent in 2009 and 82.1 percent in 2008, due to the significant decrease in our loss and loss settlement expenses for 2010 as compared to prior years, and in spite of the lower level of premiums earned during the year. The decrease occurred in our largest lines of business, other liability, fire and allied, automobile, and workers’ compensation, as a result of favorable reserve development on our prior year’s claims experience, which is consistent with our historical development, excluding the impact of Hurricane Katrina.
The slow economic recovery during 2010 continued to affect potential commercial lines policyholders. In 2010, cancellations due to non-payment and/or companies going out of business contributed to the decline in our premium written and earned. Our profitability has also been impacted by ongoing competition in a soft commercial lines market in each of the last three years. In 2010 and 2009, we experienced a modest decrease in premium level, reflecting the continuation of a trend of gradual decreases in premium level for some lines of business dating back to the third quarter of 2004.
In 2009, the deterioration in our other liability lines was attributable to unfavorable reserve development from the re-estimation of our recorded reserves and a slight increase in severity as a result of larger jury awards and continuing construction defect claims and loss settlement expenses.
In 2008, our loss ratio was significantly impacted by pre-tax catastrophe losses totaling $54.5 million, which reflected our second highest year for catastrophe losses in the past decade. A portion of these losses was attributable to a $10.8 million judgment, net of reinsurance, for Hurricane Katrina litigation that was under appeal in 2008, but which we lost on appeal in 2009.
Commercial Fire and Allied Lines
Commercial fire and allied lines include fire, allied lines, commercial multiple peril and inland marine. The insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies.
The net loss ratio for our commercial fire and allied lines was 79.2 percent in 2010, 98.2 percent in 2009 and 122.7 percent in 2008. The improvement in 2010 was due to a reduction in adverse development from Hurricane Katrina as compared to 2009, and a decrease in severity. The improvement in 2009 as compared to 2008 was primarily the result of a decrease in loss and loss settlement expenses due to lower catastrophe losses and a leveling off of severity. Without considering catastrophe losses, frequency did not change significantly in 2009 from 2008.
In 2009, we took additional measures to address the increase in incurred losses in the commercial fire and allied lines of business, by implementing a number of underwriting initiatives that we anticipated would improve our loss experience. The following are the underwriting initiatives we undertook in 2009 and the progress we have made with them during 2010:

•
In 2009, we continued the expansion of the loss control function in our Gulf Coast and Denver regions. Our service account program, which provides at least annual loss control visits, was implemented for larger and/or more complex accounts.

•
In 2009, we continued expansion of the use of pre-surveys, where loss control makes a visit to applicant’s property, prior to quoting larger new business accounts. The use of pre-surveys helped all of our regions in 2010 to identify quality new business that we would like to write.

•
In 2009, we changed our underwriting guidelines to address issues noted in large loss audits. The result of this change was that underwriting guidelines now focus on older buildings and hazards from adjacent properties, such as vacancies and changing occupancies. We are reinspecting more older properties and also are taking the age of the building more into account in our rate structure for both renewals and new business.

United Fire & Casualty Company Form 10-K | 2010

•
In 2009, we continued to reduce our risk exposure in southern Louisiana by decreasing the number of insured properties and increasing our premium rates. Our risk exposure continued to decline in 2010 as we terminated relationships with seven agencies in the New Orleans area and did not renew accounts that no longer met our underwriting or pricing guidelines.

•
In 2009, we implemented CATography™ Underwriter, a new property underwriting tool that integrates hazard data for many perils, catastrophe modeling, interactive color-coded exposure mapping, and aerial photography into an intuitive dashboard screen, providing a complete overview of the risk landscape at a geocode or street address level. This tool has allowed us to identify risks with above-average exposure to weather, sinkhole, mine subsidence, storm surge, wildfire and earthquakes, on both new and renewal business. The information obtained allows us to adjust our premium levels and terms accordingly. In addition, the tool has enabled us to identify a small number of risks with favorable hazard characteristics that we otherwise might not have written.

Premiums earned in these lines have decreased from $109.2 million in 2008 to $102.3 million in 2009 to $98.7 million in 2010. Our premium writings continued to be affected by ongoing competition in a soft commerical lines market. In 2009, this led to a decline in both the residential housing market in our western states and in government-funded projects, as well as a reduction in the volume of business for the commercial and residential contractors that we insure. Also contributing to the reduction in direct premiums written for 2009 was the nonrenewal of accounts that no longer met our underwriting or pricing guidelines. As pricing in the industry continued to decrease, we avoided accounts that became too underpriced for the risk.
In addition, since the occurrence of Hurricane Katrina in 2005, we have focused on reducing our risk exposure in southern Louisiana by, among other things, decreasing the number of insured properties and raising rates, which has led to a decline in premiums earned in recent years. In 2010, we reduced the number of insured properties by over 15.0 percent as compared to the number of insureds at December 31, 2009.
Other Liability
Other liability is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold. We reported a net loss ratio in this line of 83.3 percent in 2010, 99.7 percent in 2009 and 69.2 percent in 2008.
The other liability line experienced a decline in premiums earned in 2010 and 2009, as compared to 2008, due to the effect competition and the weak economy had on residential and commercial construction. Our other liability losses and loss settlement expenses incurred were $94.6 million in 2010, compared to $119.2 million in 2009 and $93.0 million in 2008. For 2009, the deterioration was attributable to unfavorable reserve development from the re-estimation of recorded reserves and a slight increase in severity from trends such as larger jury awards and increases in construction defect claims and loss settlement expenses.
Construction Defect Losses
Losses from construction defect claims were $9.7 million in 2010 compared to $6.0 million and $11.0 million in 2009 and 2008, respectively. At December 31, 2010, we had $21.1 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves, which consisted of 326 claims. The number of construction defect claims at December 31, 2010, is a result of the long-tail nature of this line of business, as some prior year claims remained open. However, the number of current year claims moderated as compared to our experience in recent years. In comparison, at December 31, 2009 and 2008, we had reserves of $15.2 million and $16.0 million, excluding IBNR reserves, consisting of 234 claims and 243 claims, respectively.
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

United Fire & Casualty Company Form 10-K | 2010

Defense costs are also a part of the insured expenses covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims.
A majority of our exposure to construction defect claims has been in Colorado and surrounding states. Historically we have insured small- to medium-sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we have implemented new policy exclusions in recent years limiting subcontractor coverage on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. We also changed our underwriting guidelines to add a professional liability exclusion when contractors prepare their own design work or blueprints. In 2009, we implemented the multi-family exclusion and tract home building limitation form for the state of Colorado and our other western states, which we anticipate will benefit us in future years.
Other Liability Losses — Other Than Construction Defect
Within our other liability lines of business (other than construction defect), frequency increased in 2010 as compared to 2009, with losses incurred on 6,134 claims in 2010 compared to 4,936 in 2009 and 4,817 in 2008. In 2010, our average direct losses incurred per other liability claim (other than construction defect) were $15,930 per claim compared to $23,699 per claim in 2009 and $28,727 per claim in 2008.
In 2010, the increase in frequency on the other liability line of business is due to the continued deterioration of the economy with an associated increase in new claims submitted, primarily bodily injury claims.
Because of the long-tail nature of liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. In both 2009 and 2008, over 37.0 percent of our other liability losses incurred (other than construction defect) resulted from losses that occurred in prior years.
In recent years, we have begun to use our loss control department more extensively in an attempt to return this line of business to a higher level of profitability. For example, our loss control department has representatives make multiple visits each year to businesses and job sites to ensure safety. We also non-renew accounts that no longer meet our underwriting or pricing guidelines. As pricing in the industry continues to decrease, we continue to avoid accounts that have become too underpriced for the risk.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Generally, our company policy is to write standard automobile insurance. Our net loss ratio in commercial automobile was 71.9 percent in 2010, 76.7 percent in 2009 and 71.5 percent in 2008.
In 2010 and 2009, our premium writings continued to be affected by the slow recovery in the economy, which resulted in a decrease in premiums earned as compared to 2008. In 2009, we also experienced a slight decrease in our policy counts, which resulted in a decrease in premiums earned, compared to 2008. Losses and loss settlement expenses were $66.9 million in 2010 compared to $75.1 million and $72.4 million in 2009 and 2008, respectively. We attribute the improvement in 2010 to a decrease in claims severity as compared to our results for 2009, when we experienced a slight increase in claims severity.
Workers’ Compensation
Our net loss ratio in the workers’ compensation line of business was 60.3 percent in 2010, 79.4 percent in 2009 and 78.5 percent in 2008. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.

United Fire & Casualty Company Form 10-K | 2010

In 2010 and 2009, both the nonrenewal of accounts that no longer meet our underwriting or pricing guidelines and avoiding accounts that have become too underpriced for the risk have contributed to the reduction in premiums earned in this line. Also in 2010, cancellations due to non-payment and/or companies going out of business contributed to the decline in our premium writings. In 2008, we increased our writing of workers’ compensation business, as we worked to retain business with current policyholders that required workers’ compensation insurance coverage.
The challenges faced by workers’ compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Despite these pricing issues, we continue to believe that we can improve the results of this line of business. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intent of increasing the quality of our workers’ compensation book of business. And in 2011, we plan to introduce predictive modeling analytics into our workers’ compensation underwriting process.
The improvement in the loss and loss settlement expenses in 2010 was the result of a reduction in frequency as well as favorable reserve development on resolved cases. In comparison, the deterioration in 2009 is reflective of the increased premium writings we undertook in recent years and the risk associated with this long-tail line of business.
Fidelity and Surety
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The net loss ratio in this line was 16.4 percent in 2010, 8.6 percent in 2009 and 18.5 percent in 2008.
Beginning in 2008, a downturn in general economic conditions decreased demand for our surety products, as construction activity declined. This contributed to the slight decline in premiums earned in 2009. The improvement in our loss and loss settlement expense for 2009 was the result of a slight decrease in claims frequency and related loss settlement expenses.
In 2010, we had an increase in our loss and loss settlement expenses, which is primarily the result of one large claim. Also, in 2010, the construction environment continued to be impacted by the economy and competition remained strong, especially in the Midwest.
There were no new claims that exceeded our $1.5 million reinsurance retention level in 2010, 2009 and 2008.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio was 64.4 percent in 2010, 66.2 percent in 2009 and 135.3 percent in 2008.
In 2010, we continued to average low- to mid-single digit percentage increases in our personal lines premium rates, with a retention rate of approximately 87.0 percent. We will continue pursuing opportunities to grow our personal lines business in the future. We have added within our CATography™ Underwriter tool the ability to determine whether the premium we charge for an exposure is adequate in areas where hurricanes and earthquakes occur. Some initiatives that we hope to implement include predictive analytics for the homeowners and automobile lines and data prefill, which is a data accessing methodology that allows for a more complete profile of our customers at the agent’s point of sale during the quotation process.
In late 2009, we averaged low- to mid-single-digit percentage increases in premium rates for our homeowner and personal auto lines of business. In 2008, premium rates decreased only in our personal auto line of business. In 2009, policy counts for homeowners, automobile and umbrella increased, as compared to 2008.
The results reported for 2008 were impacted by a significant level of catastrophe losses totaling $21.6 million.

United Fire & Casualty Company Form 10-K | 2010

Assumed Reinsurance
Our assumed reinsurance line of business had a favorable loss ratio in 2010 of (72.1) percent, compared to loss ratios of 67.1 percent and 14.8 percent for 2009 and 2008, respectively. The favorable loss ratio experienced in 2010 resulted from our process to evaluate the overall adequacy of our property and casualty insurance reserves. We re-estimated our reserve requirement for this line of business as our largest assumed contract has been in run-off for many years and we believe any new claims on this contract will be minimal.  In addition, our current participation level in assumed business is much lower than our historical participation level through selective renewal of the number and type of assumed contracts we have elected to continue writing.  In comparison, the deterioration in 2009 was due to losses on contracts related to Hurricanes Gustav and Ike, as well as environmental and asbestos losses on run-off business.
In 2010, we increased our participation in assumed business, which led to the increase in assumed premium writings for the year. The decrease in 2009 was attributable to the termination of one of our assumed reinsurance contracts and our reduced participation level on another contract. Also contributing to the decline in 2009 was the conclusion of some of our assumed business in early 2009 that had been in run-off since late 2006.
In 2010, losses and loss settlement expenses were $(7.3) million compared to $4.0 million in 2009, of which $0.9 million of the losses were attributable to Hurricanes Gustav and Ike. The remaining losses incurred were primarily from business that was in run-off. In 2008, we incurred $1.6 million of losses and loss settlement expenses, which is attributable to a low level of assumed catastrophe losses, as well as favorable claims development on run-off business. We continue to have exposure, primarily with respect to environmental and asbestos coverage related to the runoff of some business, as well as exposure to catastrophe losses for the small number of assumed reinsurance contracts that we have continued to underwrite.
Other Underwriting Expenses
Our underwriting expense ratios, which are a percentage of other underwriting expenses over premiums earned, were 31.0 percent, 31.3 percent and 29.4 percent for 2010, 2009 and 2008, respectively.
Our other underwriting expense ratio decreased slightly in 2010, primarily as the result of a higher level of deferrable underwriting expenses in 2010 as compared to 2009. Included in this line for 2010 are the transaction costs totaling $1.2 million that were incurred during the fourth quarter related to our planned acquisition of Mercer. For further discussion of this planned acquisition, refer to “Pending Purchase of Mercer Insurance Group” in Part I, Item 1, “Business” and in the “Liquidity and Capital Resources” section contained in this item.
In 2009, we were unable to defer underwriting expenses (primarily agent commissions and employee salaries) at the same level as we were able to in 2008, due to lower premium writings resulting from continued competition and the weak economy, thus leading to the increase in our expense ratio.

United Fire & Casualty Company Form 10-K | 2010

Life Insurance Segment

Life Insurance Segment Results of Operations				% Change
(In Thousands)				2010	2009
Years ended December 31	2010	2009	2008	vs. 2009	vs. 2008
Revenues
Net premiums written (1)	$48,984	$42,600	$37,326	15.0%	14.1%
Net premiums earned	$49,100	$42,821	$37,794	14.7%	13.3%
Investment income, net	76,898	74,533	74,125	3.2	0.6
Realized investment gains (losses)
Other-than-temporary impairment charges	(306)	(8,482)	(8,944)	96.4	5.2
Other realized gains (losses), net	5,202	2,118	(3,318)	145.6	163.8
Total realized investment gains (losses)	4,896	(6,364)	(12,262)	176.9	48.1
Other income	1,278	605	935	111.2	(35.3)
Total Revenues	$132,172	$111,595	$100,592	18.4%	10.9%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$20,359	$16,773	$13,291	21.4%	26.2%
Increase in liability for future policy benefits	27,229	23,897	23,156	13.9	3.2
Amortization of deferred policy acquisition costs	10,735	9,287	11,568	15.6	(19.7)
Other underwriting expenses	11,318	8,745	9,106	29.4	(4.0)
Interest on policyholders’ accounts	42,988	41,652	40,177	3.2	3.7
Total Benefits, Losses and Expenses	$112,629	$100,354	$97,298	12.2%	3.1%

Income Before Income Taxes	$19,543	$11,241	$3,294	73.9%	241.3%

(1)	The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
Our life insurance segment recorded pre-tax income of $19.5 million in 2010, compared to $11.2 million in 2009 and $3.3 million in 2008. The improvement in our 2010 results is attributable to the reduction in OTTI charges, a component of realized investment losses, as compared to the levels experienced in both 2009 and 2008. In 2010, 2009 and 2008, OTTI charges recorded totaled $0.3 million, $8.5 million and $8.9 million, respectively.
Net premiums earned increased 14.7 percent in 2010 as compared to 2009, and 13.3 percent in 2009 compared to 2008, as a result of our strategy to emphasize the marketing of our traditional life insurance products, primarily single premium whole life, to our independent life insurance agents, achieving a more balanced mix of traditional life insurance products to annuities.
Net investment income in 2010 was higher than in 2009 and 2008. An increase in annuity sales in 2009 contributed to the increase in net investment income and invested assets. For discussion of our consolidated investment results, see the “Investments” section contained in this item.
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (66.4 percent), traditional life products (21.9 percent), universal life products (10.3 percent), and other life products (1.4 percent) comprised our 2010 life insurance premium revenues, as determined on the basis of statutory accounting practices. We do not write variable annuities or variable insurance products.

United Fire & Casualty Company Form 10-K | 2010

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
Our deferred annuity deposits decreased 57.3 percent in 2010 compared to 2009, and increased 34.4 percent in 2009 compared to 2008. Annuity deposit levels decreased from 2009 to 2010 as historic, low interest rates continued to affect our level of deferred annuity deposits. Our deposits were driven by consumers who sought a conservative, guaranteed rate of return on their funds, while our withdrawals were driven by consumers who had a greater tolerance for risk and were seeking a potentially greater return.
In 2010, we experienced an increase in interest on policyholders’ accounts due to the higher average deferred annuity balance in 2010 compared to 2009. In 2009, we experienced an increase in this line, which is reflective of the increase in annuity deposits during the year and the lowest level of surrenders and withdrawals experienced since 2005. In 2008, we experienced a decrease in this line, as surrenders and withdrawals exceeded deposits, due to our annuitants seeking alternative options for their money.
Amortization of DAC increased from $9.3 million in 2009 to $10.7 million in 2010. This was due to a combination of changes in the amortization schedules for the universal life and deferred annuity lines to reflect, mostly, changes in market investment yields and related interest spreads, as well as allocated capital gains to these lines for 2010, as compared to capital losses for 2009. The net effect of this was an increase in amortization of $2.6 million. Offsetting this was a reduction in traditional life amortization, due to improved persistency, amounting to $1.1 million
The decrease in amortization of DAC for 2009 was due to modest changes in amortization schedules implemented for the universal life and deferred annuity lines, as compared to more significant changes in 2008. The 2008 changes were implemented because of lower than expected investment returns, reflecting large realized capital losses, as well as an adjustment in anticipated lapse rates, based upon recent experience. The impact of the changes each year resulted in a decrease of $3.1 million in DAC amortization charges in 2009 as compared to 2008. Offsetting this decrease was an increase in regular amortization charges in the traditional life line due to the growth of the business, increasing amortization charges by $0.8 million in 2009 as compared to 2008.
Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our life segment’s deferred policy acquisition costs.
Federal Income Taxes
We reported a federal income tax expense of $10.9 million in 2010 and a federal income tax benefit of $18.3 million and $20.1 million in 2009 and 2008, respectively. The benefit in 2009 and 2008 resulted from a taxable loss in our property and casualty insurance operations. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2010, we have a net operating loss (“NOL”) carryforward of $12.5 million, all of which is due to our purchase of American Indemnity Financial Corporation in 1999. Such net operating losses are currently available to offset future taxable income of our property and casualty insurance operations. NOLs totaling $1.6 million expire in 2011.
Due to our determination that we may not be able to fully realize the benefits of these NOLs, we have recorded a valuation allowance against the NOLs. At December 31, 2010, this valuation allowance totaled $4.0 million. Based on a yearly review we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. The valuation allowance was reduced by $1.6 million in 2010 due to utilization of the NOLs.

United Fire & Casualty Company Form 10-K | 2010

INVESTMENTS
Investment Environment
During 2010, we saw the financial markets begin to strengthen, with less volatility than what was experienced in 2009 and 2008. The improvement in the markets lead to an increase in our unrealized investments gains and net investment income and a significant decrease in OTTI charges as compared to our 2009 results. We continue to carefully monitor the national and global economies and financial markets and modify our investment portfolio to reflect changes in market conditions in order to match the duration of our liabilities and maximize our investment return.
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
We comply with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies. We determine the mix of our investment portfolio based upon these state laws, our liquidity needs, our tax position and general market conditions. We also consider the timing of our obligations, so we have cash available to pay our obligations when they become due. We make any necessary modifications to our investment portfolio as warranted by changing conditions in the financial markets. We manage all but a small portion of our investment portfolio internally.
With respect to our portfolio of fixed maturity securities, our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity. However, close management of our available-for-sale portfolio is considered necessary to maintain an approximate matching of assets to liabilities and to adjust the portfolio to respond to changing market conditions and tax considerations.
Investment Portfolio
Our invested assets at December 31, 2010, totaled $2.5 billion, compared to $2.4 billion at December 31, 2009. At December 31, 2010, fixed maturity securities comprised 92.5 percent of our investment portfolio, while equity securities accounted for 6.0 percent of the value of our portfolio. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
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
The composition of our investment portfolio at December 31, 2010, is presented in the following table:

United Fire & Casualty Company Form 10-K | 2010

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(In Thousands)		Percent of Total		Percent of Total		Percent of Total
Fixed maturities (1)	$786,185	83.0%	$1,498,608	97.6%	$2,284,793	92.0%
Equity securities	131,551	13.9	18,155	1.2	149,706	6.0
Trading securities	12,886	1.4	—	—	12,886	0.5
Mortgage loans	—	—	6,497	0.4	6,497	0.3
Policy loans	—	—	7,875	0.5	7,875	0.4
Other long-term investments	15,454	1.6	4,587	0.3	20,041	0.8
Short-term investments	1,100	0.1	—	—	1,100	—
Total	$947,176	100.0%	$1,535,722	100.0%	$2,482,898	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At December 31, 2010, $2.3 billion, or 99.7 percent, of our fixed maturities were classified as available-for-sale, compared with $2.2 billion, or 99.6 percent, at December 31, 2009. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.
Credit Quality
The following table is a breakdown of the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating, at December 31, 2010 and 2009, respectively. Information contained in the table is based upon issue credit ratings provided by Moody’s unless the rating is unavailable, and then it is obtained from Standard & Poor’s:

(In Thousands)	December 31, 2010		December 31, 2009
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$279,009	12.1%	$207,199	9.5%
AA	480,478	20.9	397,380	18.2
A	476,044	20.7	562,795	25.8
Baa/BBB	938,781	40.9	869,465	39.9
Other/Not Rated	123,367	5.4	143,770	6.6
	$2,297,679	100.0%	$2,180,609	100.0%
Our total carrying value of our “AAA” fixed maturity securities increased in 2010 as compared to 2009 due to purchases of government agency bonds as well as an improvement in bond ratings, which caused the credit quality of our investment portfolio to shift upward. The change in ratings is also the primary reason our “AA” rated fixed maturity securities increased in 2010 as compared to 2009. Our “Baa/BBB” fixed maturity securities increased in 2010 as we chose to purchase more securities of this type in order to obtain a higher yield on our portfolio.
Duration
Our investment portfolio is comprised primarily of fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claims liabilities. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal and opposite effect on these account balances. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations. The primary purpose for matching invested assets and claims liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely.

United Fire & Casualty Company Form 10-K | 2010

Group
The weighted average duration of our portfolio of fixed maturity securities, at December 31, 2010, is 5.2 years compared to 6.0 years at December 31, 2009.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the weighted average duration of our portfolio of fixed maturity securities, at December 31, 2010, is 6.5 years compared to 7.3 years at December 31, 2009.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2010	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$680	$693	$28,716	$29,419	$2,836	$2,867
Due after one year through five years	4,679	4,666	123,946	129,111	1,900	1,890
Due after five years through 10 years	3	3	547,806	576,907	—	—
Due after 10 years	—	—	39,510	40,322	7,586	8,129
Mortgage-backed securities	3	3	2	2	—	—
Collateralized mortgage obligations	—	—	4,533	5,058	—	—
	$5,365	$5,365	$744,513	$780,819	$12,322	$12,886
Life Insurance Segment
For our life insurance segment, weighted average duration of our portfolio of fixed maturity securities, at December 31, 2010, is 3.6 years compared to 4.3 years at December 31, 2009.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2010	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$203,711	$208,222
Due after one year through five years	475	479	996,324	1,050,851
Due after five years through 10 years	—	—	202,961	205,328
Due after 10 years	—	—	18,126	18,690
Mortgage-backed securities	441	491	—	—
Collateralized mortgage obligations	83	87	13,031	14,519
	$999	$1,057	$1,434,153	$1,497,610

United Fire & Casualty Company Form 10-K | 2010

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by factors, some of which are beyond our control. These factors include: volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events.
Our investment results are summarized in the following table:

(In Thousands)				% Change
				2010	2009
As of and for the Years Ended December 31	2010	2009	2008	vs. 2009	vs. 2008
Investment income, net	$111,685	$106,075	$107,577	5.3%	(1.4)%
Realized investment gains (losses)
Other-than-temporary impairment charges	$(459)	$(18,307)	$(9,904)	97.5	(84.8)
Other realized investment gains (losses)	8,948	5,128	(479)	74.5	NM
Total realized investment gains (losses)	$8,489	$(13,179)	$(10,383)	164.4%	(26.9)%
Net unrealized gains, after tax	$102,649	$82,491	$25,543	24.4%	222.9%
NM = not meaningful
Net Investment Income
In 2010, our investment income, net of investment expenses, increased $5.6 million to $111.7 million as compared to the same period in 2009. The growth in our annuity sales in 2009 contributed to an increase in our invested assets and our 2010 net investment income, even in spite of historically low interest rates.
The slight decline in our 2009 net investment income as compared to 2008 was due to the following factors: lower market interest rates earned on our investment portfolio, which also affected the returns on our short-term investments and cash and cash equivalents; agency bonds that were called during 2009, the proceeds of which we reinvested at lower interest rates than the called bonds carried; and the reduction or discontinuation of dividend payments by some of our equity securities that previously had paid regular dividends.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31	2010	2009	2008
Investment income
Interest on fixed maturities	$108,754	$106,023	$100,755
Dividends on equity securities	3,675	3,950	5,749
Income (loss) on other long-term investments (1)	411	(1,133)	(4,442)
Interest on mortgage loans	479	587	851
Interest on short-term investments	6	558	3,127
Interest on cash and cash equivalents	1,064	1,094	4,710
Other	2,686	1,253	1,588
Total investment income	$117,075	$112,332	$112,338
Less investment expenses	5,390	6,257	4,761
Investment income, net	$111,685	$106,075	$107,577

(1)	Includes an adjustment for the changes in value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.

United Fire & Casualty Company Form 10-K | 2010

In 2010, 92.9 percent of our gross investment income originated from interest on fixed maturities, compared to 94.4 percent and 89.7 percent in 2009 and 2008, respectively.
The following table details our yield on average invested assets for 2010, 2009 and 2008, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2010	$2,482,643	$111,685	4.5%
2009	2,307,260	106,075	4.6%
2008	2,211,780	107,577	4.9%
Securities Lending
We terminated our participation in a securities lending program effective December 31, 2010. Our participation in the securities lending program generated investment income of $100,000, $139,000 and $89,000 in 2010, 2009 and 2008, respectively.
Realized Investment Gains and Losses
In 2010, we reported realized investment gains of $8.5 million, compared to losses of $13.2 million and $10.4 million in 2009 and 2008, respectively. The following table summarizes the components of our realized investment gains or losses:

(In Thousands) Years Ended December 31	2010	2009	2008
Realized investment gains (losses)
Fixed maturities	$4,079	$(4,117)	$(11,728)
Equity securities	5,030	(11,362)	1,427
Trading securities	(127)	1,965	(82)
Mortgage loans	(362)	—	—
Other long-term investments	(131)	332	—
Short-term investments	—	3	—
Total realized investment gains (losses)	$8,489	$(13,179)	$(10,383)
The improvement in our realized investment gains in 2010, as compared to the losses incurred in 2009 and 2008, was primarily due to a significant reduction in pre-tax realized losses from OTTI charges on our fixed maturity securities and equity securities. We incurred substantial OTTI charges in 2009 and 2008 as a result of the recent credit crisis that impacted the financial markets.
We recorded $0.5 million in OTTI charges in 2010 compared to $18.3 million and $9.9 million in 2009 and 2008, respectively, as follows:

(In Thousands) Years Ended December 31	2010	2009	2008
Other-than-temporary-impairment charges (pre-tax)
Fixed maturities	$—	$5,759	$8,597
Equity securities	459	12,548	1,307
Total other-than-temporary-impairment charges	$459	$18,307	$9,904

United Fire & Casualty Company Form 10-K | 2010

The charges that occurred in all three years represented less than 1.0 percent of our investment portfolio at the balance sheet date.
Net Unrealized Gains and Losses
As of December 31, 2010, net unrealized gains, after tax, totaled $102.6 million, compared to $82.5 million and $25.5 million as of December 31, 2009 and 2008, respectively. In both 2010 and 2009, the improvement in the equity markets and a decrease in market interest rates led to an increase in the carrying value of our fixed maturity and equity securities, which improved our net unrealized gains. We have and will continue to closely monitor market conditions and evaluate the long-term impact of the market volatility experienced in recent years on all of our investment holdings.
Changes in unrealized gains on available-for-sale securities do not affect net income (loss) and earnings (loss) per share, but do impact comprehensive income (loss), stockholders’ equity and book value per share. We believe that our unrealized losses on available-for-sale securities at December 31, 2010, are temporary based upon both our current analysis of the issuers of the securities that we hold and on current market conditions. It is possible that we could recognize impairment losses in future periods on securities that we own at December 31, 2010, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.The following table summarizes the change in our net unrealized gains:

(In Thousands) Years Ended December 31	2010	2009	2008
Net changes in unrealized investment gains
Available-for-sale fixed maturity securities	$17,105	$126,555	$(70,516)
Equity securities	16,155	24,673	(58,130)
Deferred policy acquistion costs	(2,172)	(63,425)	36,284
Income tax effect	(10,930)	(30,855)	32,326
Change in net unrealized gains	$20,158	$56,948	$(60,036)
Refer to “Critical Accounting Estimates” in this section for a detailed discussion of our policy for recording OTTI charges.
Market Risk
Our Consolidated Balance Sheets include financial instruments whose fair values are subject to market risk. Market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations such as: interest rate risk, equity price risk, foreign exchange risk, credit risk, inflation, or world political conditions. Our primary market risk exposure is to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed maturity security or portfolio to changes in interest rates. We invest in fixed maturity and other interest rate sensitive securities. While it is generally our intent to hold our investments in fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. Available-for-sale fixed maturity securities are carried at fair value on the balance sheet with unrealized gains or losses reported net of tax in accumulated other comprehensive income.
Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of our fixed maturity securities. Additionally, fair values of interest rate sensitive securities may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

United Fire & Casualty Company Form 10-K | 2010

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
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2010, our life insurance segment had $948.9 million in deferred annuity liabilities that were specifically allocated to investments in fixed maturity securities.
The duration for the life insurance segment investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.
Impact of Interest Rate Changes
The amounts set forth in the following tables detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2010 and 2009. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.70 years shorter than the projected duration of the liabilities. If interest rates increase by 100 basis points, the duration of the investments supporting the deferred annuity liabilities would be 0.27 years longer than the projected duration of the liabilities.
The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

United Fire & Casualty Company Form 10-K | 2010

December 31, 2010	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$89	$88	$87	$86	$84
Mortgage-backed securities	508	502	494	485	475
States, municipalities and political subdivisions
General obligations	782	761	741	722	704
Special revenue	5,383	5,238	5,100	4,965	4,836
Total Held-to-Maturity Fixed Maturities	$6,762	$6,589	$6,422	$6,258	$6,099
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$21,178	$20,435	$19,577	$18,682	$17,793
Mortgage-backed securities	2	2	2	2	2
U.S. Treasury	41,057	40,048	39,076	38,141	37,240
Agency	105,348	104,868	103,131	98,919	93,668
States, municipalities and political subdivisions
General obligations	446,917	419,334	393,781	370,084	348,100
Special revenue	253,353	238,866	225,433	212,967	201,390
Foreign bonds
Canadian	77,147	75,020	72,923	70,878	68,915
Other	95,475	92,553	89,754	87,073	84,503
Public utilities
Electric	228,095	221,675	215,544	209,697	204,110
Natural gas	61,871	60,436	59,074	57,780	56,550
Other	4,095	3,886	3,690	3,508	3,338
Corporate bonds
Banks, trusts and insurance companies	290,349	282,920	275,720	268,553	261,603
Transportation	28,002	27,314	26,657	26,028	25,427
Energy	166,272	161,956	157,804	153,816	149,979
Technology	115,304	111,782	108,420	105,212	102,130
Basic industry	128,264	124,885	121,639	118,518	115,493
Credit cyclicals	71,304	69,529	67,822	66,180	64,601
Other	317,204	307,540	298,382	289,703	281,461
Total Available-For-Sale Fixed Maturities	$2,451,237	$2,363,049	$2,278,429	$2,195,741	$2,116,303
TRADING
Fixed maturities
Bonds
Foreign bonds	$3,336	$2,751	$2,283	$1,907	$1,603
Corporate bonds
Banks, trusts and insurance companies	1,533	1,349	1,198	1,072	967
Energy	3,371	3,087	2,844	2,636	2,457
Technology	4,620	3,895	3,311	2,841	2,459
Other	384	384	384	384	384
Redeemable preferred stock	2,866	2,866	2,866	2,866	2,866
Total Trading Fixed Maturities	$16,110	$14,332	$12,886	$11,706	$10,736
Total Fixed Maturity Securities	$2,474,109	$2,383,970	$2,297,737	$2,213,705	$2,133,138

United Fire & Casualty Company Form 10-K | 2010

December 31, 2009	-200 Basis	-100 Basis		+100 Basis	+200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$981	$979	$976	$972	$966
Mortgage-backed securities	625	617	607	596	582
States, municipalities and political subdivisions
General obligations	1,521	1,513	1,495	1,454	1,412
Special revenue	7,018	6,831	6,642	6,430	6,225
Total Held-to-Maturity Fixed Maturities	$10,145	$9,940	$9,720	$9,452	$9,185
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$20,967	$20,006	$18,952	$17,895	$16,877
Mortgage-backed securities	2	2	2	2	2
U.S. Treasury	37,446	36,531	35,650	34,806	33,993
Agency	72,621	72,262	70,625	66,681	62,095
States, municipalities and political subdivisions
General obligations	438,949	415,235	390,378	365,631	342,414
Special revenue	254,712	241,178	227,362	213,532	200,584
Foreign bonds
Canadian	62,555	60,664	58,826	57,056	55,359
Other	87,265	84,788	82,414	80,137	77,955
Public utilities
Electric	236,852	230,288	224,004	217,882	211,870
Natural gas	60,775	59,258	57,806	56,416	55,084
Other	4,216	3,989	3,778	3,581	3,398
Corporate bonds
Banks, trusts and insurance companies	306,419	297,703	289,209	280,924	272,999
Transportation	33,495	32,828	32,187	31,570	30,977
Energy	160,027	156,110	152,339	148,706	145,208
Technology	94,532	91,807	89,172	86,607	84,141
Basic industry	115,732	112,597	109,567	106,600	103,704
Credit cyclicals	75,894	74,209	72,585	71,018	69,438
Other	258,085	250,618	243,535	236,806	230,405
Total Available-For-Sale Fixed Maturities	$2,320,544	$2,240,073	$2,158,391	$2,075,850	$1,996,503
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,788	$2,738	$2,689	$2,642	$2,595
Public utilities
Electric	1,460	1,460	1,460	1,460	1,460
Corporate bonds
Energy	2,379	2,345	2,310	2,278	2,245
Technology	4,669	4,515	4,314	4,102	3,906
Other	678	597	532	477	432
Redeemable preferred stock	1,308	1,308	1,308	1,308	1,308
Total Trading Fixed Maturities	$13,282	$12,963	$12,613	$12,267	$11,946
Total Fixed Maturity Securities	$2,343,971	$2,262,976	$2,180,724	$2,097,569	$2,017,634
To the extent actual results differ from the assumptions utilized; our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.

United Fire & Casualty Company Form 10-K | 2010

Equity Price Risk
Equity price risk is the potential loss arising from changes in the fair value of equity securities. Our exposure to this risk relates to our equity securities portfolio and covered call options that we write from time to time to generate additional portfolio income. The carrying values of our equity securities are based on quoted market prices as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon the sale of the securities to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the issuer of securities, the relative price of alternative investments, general market conditions, and supply and demand imbalances for a particular security.
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2010 and 2009:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities at
December 31, 2010	$134,735	$149,706	$164,677
December 31, 2009	119,446	132,718	145,990
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
We base our investment decisions on the credit characteristics of individual securities; however, we have within our municipal bond portfolio a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2010 and 2009 resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 88.4 percent and 95.1 percent were rated single “A” or above, and 65.4 percent and 70.0 percent were rated “AA” or above at December 31, 2010 and 2009, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We reviewed our investment portfolio pertaining to securities guaranteed by third parties, with both direct and indirect exposure. We have no direct exposure in any of the guarantors that guarantee our investments. Our largest indirect exposure with a single guarantor totaled $134.4 million or 31.2 percent of our insured municipal securities at December 31, 2010, as compared to $129.7 million or 31.5 percent at December 31, 2009. Our five largest indirect exposures to financial guarantors accounted for 79.6 percent and 79.0 percent of our insured municipal securities at December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily for loss and loss settlement expenses, payment of policyholder benefits under life insurance contracts; annuity withdrawals, operating expenses, dividends, pension plan contributions, and in recent years, for common share repurchases.

United Fire & Casualty Company Form 10-K | 2010

Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of individual catastrophe losses are inherently unpredictable and could increase our liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.
Historically, we have generated substantial cash inflows from operations. It is our policy to invest the cash generated from operations in securities with maturities that correlate to the anticipated timing of payments for losses and loss settlement expenses of the underlying insurance policies. The majority of our assets are invested in available-for-sale fixed maturity securities.
The following table displays a summary of cash sources and uses in 2010, 2009 and 2008:

Cash Flow Summary	Years Ended December 31
(In Thousands)	2010	2009	2008
Cash provided by (used in)
Operating activities	$71,216	$100,409	$43,904
Investing activities	(94,711)	(130,089)	(107,255)
Financing activities	12,700	110,950	(79,632)
Net increase (decrease) in cash and cash equivalents	$(10,795)	$81,270	$(142,983)
Operating Activities
Net cash flows provided by operating activities totaled $71.2 million in 2010, compared to $100.4 million in 2009 and $43.9 million in 2008, respectively. Cash flows in 2010 reflected a lower level of loss and loss settlement expense payments, a lower level of operating expenses paid and an increased level of investment income received. Negatively impacting operating cash flows was a lower level of property and casualty insurance premiums collected. The increase in operating cash flow for 2009 reflects an increase in loss payments; a reduction in other assets of $29.0 million for the conclusion of certain litigation related to Hurricane Katrina; and a reduction in reinsurance recoveries due to the collection of payments during the year and the improvement in our catastrophe experience in 2009 as compared to 2008.
Our cash flows from operations were sufficient to meet our liquidity needs in 2010, 2009 and 2008.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments as well as the ability to match the duration of our liabilities. Equity securities provide the potential for future increases in dividend income and for appreciation. For further discussion of our investments including our philosophy and portfolio, see the “Investments” section contained in this item.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.3 billion, or 58.4 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2010, our cash and cash equivalents included $34.4 million related to these money market accounts, compared with $96.2 million at December 31, 2009.
Net cash flows used in investment activities totaled $94.7 million in 2010, compared to $130.1 million in 2009 and $107.3 million in 2008.The cash available from annuity deposits received in 2009 allowed us to invest at a level in 2010, similar to 2008.
In 2009, we continued to purchase a higher level of corporate fixed maturities rather than other investment vehicles such as short-term investments, which were less profitable due to the lower market interest rates.

United Fire & Casualty Company Form 10-K | 2010

Financing Activities
Net cash flows provided by financing activities totaled $12.7 million and $111.0 million in 2010 and 2009, respectively, compared to net cash used in financing activities totaling $79.6 million in 2008. Net cash from financing activities decreased in 2010, due to a lower volume of annuity deposits. Net cash flows from financing activities improved significantly in 2009, primarily due to the life insurance segment's annuity and universal life contract deposits exceeding withdrawals. We began to experience a slowdown in the amount of withdrawals in 2008, which is indicative of the change in economic conditions and the inclination of consumers to choose products with less risk and guaranteed returns. This slowdown continued into 2009, with 2009 experiencing the largest reduction of withdrawals since 2005.
Dividends
Dividends paid to stockholders totaled $15.8 million, $16.0 million and $16.2 million in 2010, 2009 and 2008, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
State law permits the payment of dividends only from earned surplus arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the normal course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to similar state law restrictions on dividends. Based on these restrictions, in 2011, we are allowed to make a maximum of $59.4 million in dividend distributions to stockholders without prior approval. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. These restrictions will not have a material impact in meeting our cash obligations.
Stock Repurchases
Under our share repurchase program, first announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time.
During 2010, 2009 and 2008, pursuant to authorization by our Board of Directors, we repurchased 343,328; 92,721; and 580,792 shares of common stock respectively, which used cash totaling $6.3 million in 2010, $1.5 million in 2009 and $14.8 million in 2008. At December 31, 2010, we were authorized to purchase an additional 172,826 shares of common stock under our Share Repurchase Program, which expires in August 2011.
Line of Credit
If our operating and investing cash flows are not sufficient to support our operations, we may also borrow up to $50.0 million on a bank line of credit. Under the current terms of our credit agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate, minus 1.0 percent, with a floor of 6.0 percent. We are currently in the process of reevaluating our line of credit options with other lenders. We did not utilize our line of credit during 2010 or 2009.
Stockholders’ Equity
Stockholders’ equity increased from $672.7 million at December 31, 2009, to $716.4 million at December 31, 2010, an increase of 6.5 percent. The increase in stockholders’ equity between years is primarily due to net income of

United Fire & Casualty Company Form 10-K | 2010

$47.5 million. Also contributing to the improvement was an increase in unrealized investment gains totaling $20.2 million, after tax, which is a 24.4 percent increase since December 31, 2009. This increase is due to an appreciation in the market value of our fixed maturity securities even as interest rates remained historically low as well as an increase in the market value of our equity securities.
These increases were somewhat offset by dividend payments; common stock repurchases; and an increase in the underfunded status of our employee benefit plans of $3.8 million, after tax. The book value per share of our common stock was $27.35 at December 31, 2010, compared with $25.35 at December 31, 2009.
Risk-Based Capital
The National Association of Insurance Commissioner’s (“NAIC”) adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2010, all of our insurance companies had capital well in excess of the required levels.
Pending Purchase of Mercer Insurance Group
On November 30, 2010, we announced our entry into a definitive agreement to acquire Mercer in a transaction valued at approximately $191.0 million. The transaction is subject to customary conditions, including approval by the stockholders of Mercer and regulatory authorities. Approval of the transaction by United Fire stockholders is not required and there is no financing condition to consummate the transaction.
We believe that our existing sources of liquidity, including cash and short-term investments, are adequate to meet anticipated operating needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could increase our debt. Management anticipates that the net debt to net capitalization ratio will be approximately 10.0 percent. A combination of our operating cash flows, our bank line of credit (as described in Note 4 “Short-Term Borrowings” contained in Part II, Item 8, “Financial Statements and Supplementary Data”), and a loan from the Federal Home Loan Bank are expected to satisfy our costs related to the planned acquisition of Mercer.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2010:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$2,001,196	$207,969	$489,942	$409,879	$893,406
Loss and loss settlement expense reserves	603,090	214,220	193,835	90,464	104,571
Operating leases	14,658	4,561	6,649	2,493	955
Profit-sharing commissions	7,019	7,019	—	—	—
Pension plan contributions	6,000	6,000	—	—	—
Total	$2,631,963	$439,769	$690,426	$502,836	$998,932

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
Future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are

United Fire & Casualty Company Form 10-K | 2010

based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances from our company upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The future policy benefit reserves for the life insurance segment presented on the Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2010.
Loss and Loss Settlement Expense Reserves
The amounts presented above are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. These amounts are estimates based upon historical payment patterns and may not represent actual future payments because the timing of future payments may vary from the stated contractual obligation. Refer to “Critical Accounting Estimates: Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment” in this section for further discussion.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment.
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. We estimate property and casualty agencies will receive profit-sharing payments of $7.0 million in 2011, based on business produced by the agencies in 2010.
Pension Plan Payments
We estimated the pension contribution for 2011 in accordance with the Pension Protection Act of 2006 (“the Act”). Contributions for future years are dependent on a number of factors, including actual performance versus actuarial assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2011, and in future years, are expected to be an amount at least equal to the IRS minimum required contribution in accordance with the Act.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $11.4 million at December 31, 2010.

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities; and the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting estimates are as follows.

United Fire & Casualty Company Form 10-K | 2010

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
In general, investment securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Therefore, it is reasonably possible that changes in the fair value of our investment securities, reported at fair value, will occur in the near term and such changes could materially affect the amounts reported in the Consolidated Financial Statements. Also, it is reasonably possible that a change in the value of our investments in limited liability partnerships could occur in the future and such changes could materially affect our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements.
Determining Fair Value
We value our available-for-sale fixed maturities, trading securities, equity securities, short-term investments and money market accounts at fair value in accordance with the current accounting guidance on fair value measurements and disclosures. We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income, and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.
Current accounting guidance on fair value measurements includes the application of a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments that are recorded at fair value are categorized into a three-level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets for identical financial instruments that we have the ability to access.

•
Level 2: Valuations are based on quoted prices for similar financial instruments, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.

•
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
To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers with whom we have had several years’ experience and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2010, was reasonable.

United Fire & Casualty Company Form 10-K | 2010

In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks, and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable current accounting guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis at which time the classification of certain financial instruments may change if the input observations have changed.
The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2010 and 2009:

(In Thousands)		Fair Value Measurements
Description	Total	Level 1		Level 2	Level 3
Assets as of December 31, 2010
Available-for-sale fixed maturities	$2,278,429	$—		$2,252,799	$25,630
Equity securities	149,706	147,908		263	1,535
Trading securities	12,886	1,476		11,410	—
Short-term investments	1,100	1,100		—	—
Money market accounts	34,384	34,384		—	—
Total assets measured at fair value	$2,476,505	$184,868	2,264,472	$2,264,472	$27,165

Assets as of December 31, 2009
Available-for-sale fixed maturities	$2,158,391	$—		$2,127,932	$30,459
Equity securities	132,718	132,428		290	—
Trading securities	12,613	1,519		11,094	—
Short-term investments	7,359	1,100		6,005	254
Money market accounts	96,163	96,163		—	—
Total assets measured at fair value	$2,407,244	$231,210		$2,145,321	$30,713
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
For the year ended December 31, 2010, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases made during the period, which were made from funds held in our money market accounts, and an increase in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.
Securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.

United Fire & Casualty Company Form 10-K | 2010

The fair value of our Level 3 private placement securities is determined by management in reliance upon pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities.
The fair value of our Level 3 impaired securities was determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows. If a security has been written down or the issuer is in bankruptcy, management relies, in part, on outside opinions from rating agencies, our lien position on the security, general economic conditions, and management’s expertise to determine fair value. We have the ability and the positive intent to hold securities until such time that we are able to recover all or a portion of our original investment. If a security does not have a market at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor securities after the balance sheet date to confirm that their estimated fair value is reasonable.
The following table provides a summary of the changes in fair value of our Level 3 securities for 2010:

(In Thousands)	Available-for-sale fixed maturities	Equity securities	Short-term investments	Total
Balance at January 1, 2010	$30,459	$—	$254	$30,713
Realized gains (1)	—	—	—	—
Unrealized gains (1)	351	—	—	351
Amortization	(2)	—	—	(2)
Purchases	7	1,535	—	1,542
Disposals	(5,439)	—	—	(5,439)
Transfers in	254	—	—	254
Transfers out	—	—	(254)	(254)
Balance at December 31, 2010	$25,630	$1,535	$—	$27,165

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The $5.4 million reported as “disposals” included $1.9 million of corporate bonds that were called as a result of debt restructuring by the issuer and $2.0 million of corporate bonds that matured. Of the $1.9 million, $0.3 million were short-term investments that were transferred to corporate bonds as a result of the restructuring. The remaining $1.5 million in disposals relates to the receipt of principal on calls or sink fund bonds, in accordance with the indentures.
The following table provides a summary of the changes in fair value of our Level 3 securities for 2009:

(In Thousands)	Available-for-sale fixed maturities	Equity securities	Short-term investments	Total
Balance at January 1, 2009	$6,254	$1,851	$—	$8,105
Realized losses (1)	(1)	—	—	(1)
Unrealized gains (1)	331	—	—	331
Amortization	—	—	—	—
Purchases	4,682	—	750	5,432
Disposals	(4,617)	—	(496)	(5,113)
Transfers in	26,010	—	—	26,010
Transfers out	(2,200)	(1,851)	—	(4,051)
Balance at December 31, 2009	$30,459	$—	$254	$30,713

(1)	Realized losses are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The $26.0 million reported as “transfers in” consisted of $22.7 million in available-for-sale fixed maturities that were primarily private placement securities that had no observable price available at December 31, 2010, and $3.3 million of available-for-sale fixed maturities that were subsequently reclassified, as a disposal, to other long-term

United Fire & Casualty Company Form 10-K | 2010

investments due to bankruptcy reorganization. The $4.1 million in “transfers out” resulted from available-for-sale fixed maturities and equity securities that previously had no observable market price at December 31, 2009, but for which observable prices were available at December 31, 2010.
The following table presents the composition of our Level 3 securities at December 31, 2010:

(In Thousands)	Level Three	% of Level Three	Total from Balance Sheet	% of Total Fair Value
Available-For-Sale Fixed Maturities
Bonds
Collateralized mortgage obligation	$—	—%	$19,577	—%
Mortgage-backed securities	—	—	2	—
All other government
U.S. Treasury	—	—	39,076	—
Agency	—	—	103,131	—
States, municipalities and political subdivisions
General obligations	—	—	393,781	—
Special revenue	1,001	3.9	225,433	0.4
Foreign bonds				—
Canadian	—	—	72,923	—
Other	1,115	4.4	89,754	1.2
Public utilities
Electric	35	0.1	215,544	—
Natural gas	—	—	59,074	—
Other	—	—	3,690	—
Corporate bonds
Banks, trusts, and insurance companies	12,058	47.0	275,720	4.4
Transportation	—	—	26,657	—
Energy	—	—	157,804	—
Technology	—	—	108,420	—
Basic industry	2,897	11.3	121,639	2.4
Credit cyclicals	2,503	9.8	67,822	3.7
Other	6,021	23.5	298,382	2.0
Total Available-For-Sale Fixed Maturities	$25,630	100.0%	$2,278,429	1.1%

Equity securities
Common stocks
Public utilities
Electric	$—	—%	$10,761	—%
Natural gas	—	—	1,997	—
Banks, trusts and insurance companies
Banks	1,535	100.0	41,168	3.7
Insurance	—	—	14,408	—
Other	—	—	2,886	—
All other common stocks		—		—
Transportation	—	—	1	—
Energy	—	—	11,444	—
Technology	—	—	14,653	—
Basic industry	—	—	16,905	—
Credit cyclicals	—	—	783	—
Other	—	—	33,310	—
Nonredeemable preferred stocks	—	—	1,390	—
Total Equity Securities	$1,535	100.0%	$149,706	1.0%

United Fire & Casualty Company Form 10-K | 2010

The following table presents the composition of our Level 3 securities at December 31, 2009:

(In Thousands)	Level Three	% of Level Three	Total from Balance Sheet	% of Total Fair Value
Available-For-Sale Fixed Maturities
Bonds
Collateralized mortgage obligation	$—	—%	$18,952	—%
Mortgage-backed securities	—	—	2	—
All other government
U.S. Treasury	—	—	35,650	—
Agency	—	—	70,625	—
States, municipalities and political subdivisions
General obligations	—	—	390,378	—
Special revenue	1,110	3.6	227,362	0.5
Foreign bonds
Canadian	—	—	58,826	—
Other	1,394	4.6	82,414	1.7
Public utilities
Electric	70	0.2	224,004	—
Natural gas	—	—	57,806	—
Other	—	—	3,778	—
Corporate bonds
Banks, trusts, and insurance companies	14,028	46.1	289,209	4.8
Transportation	—	—	32,187	—
Energy	—	—	152,339	—
Technology	—	—	89,172	—
Basic industry	4,806	15.7	109,567	4.4
Credit cyclicals	2,848	9.4	72,585	3.9
Other	6,203	20.4	243,535	2.5
Total Available-For-Sale Fixed Maturities	$30,459	100.0%	$2,158,391	1.4%

Short-Term Investments	$254	100.0%	$7,359	3.5%
For further discussion on fair value measurements and disclosures refer to Note 3 “Fair Value of Financial Instruments” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
As of December 31, 2010 and 2009, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities was $8.8 million at December 31, 2010, compared with $14.7 million at December 31, 2009. At December 31, 2010, the largest unrealized loss, after tax, on any single equity security was $0.1 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 “Summary of Investments.”

United Fire & Casualty Company Form 10-K | 2010

Deferred Policy Acquisition Costs — Property and Casualty Insurance Segment
We record an asset for DAC, such as commissions, premium taxes and other variable costs incurred in connection with the writing of our property and casualty lines of business.
The following table summarizes the activity related to our DAC asset for December 31, 2010 and 2009:

	Years Ended December 31
(In Thousands)	2010	2009
Deferred policy acquisition costs at beginning of the year	$45,562	$52,222
Underwriting costs deferred	101,755	98,946
Amortization of deferred costs	(102,636)	(105,606)
Deferred policy acquistion costs at end of year	$44,681	$45,562
This asset is amortized over the life of the policies written, generally one year. We assess the recoverability of DAC on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized DAC and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium (i.e., the line of business is expected to generate an operating loss), the excess is recognized as an offset against the established DAC asset. This offset is referred to as a premium deficiency charge. If the amount of the premium deficiency charge is greater than the unamortized DAC asset, a liability will be recorded for the excess. No such liability was recorded in 2010 or 2009.
To calculate the premium deficiency charge, we estimate expected losses and loss settlement expenses by using an assumed loss and loss settlement expense ratio which approximates that of the recent past. This is the only assumption we utilize in our calculation. Changes in this assumption can have a significant impact on the amount of premium deficiency charge calculated.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded at December 31, 2010, of reasonably likely changes in the assumed loss and loss settlement expense ratio utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the established DAC asset as of December 31, 2010.

Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$2,795	$4,389	$4,853	$9,115	$15,061
Actual future results could differ materially from our current estimates, requiring adjustments to the recorded DAC asset. Such adjustments are recorded through operations in the period the adjustments are identified. Due to changes in the estimated recoverability of DAC, the premium deficiency charge calculated at both December 31, 2010 and 2009, increased $1.8 million from the premium deficiency charge calculated at December 31, 2009 and 2008, respectively. An increase in the premium deficiency charge results in the deferral of comparatively less underwriting costs period over period, resulting in a relatively smaller DAC asset. The changes in the estimated recoverability of DAC are attributable to deterioration in our underwriting experience in the past two years.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the acquisition of life insurance and annuity business are deferred and recorded as a DAC asset. Such costs consist principally of commissions and related policy issue expenses.

United Fire & Casualty Company Form 10-K | 2010

The following table summarizes the activity related to our DAC asset for 2010 and 2009. The majority of the DAC asset relates to our universal life and annuity contracts, hereafter referred to as non-traditional business.

	Years Ended December 31
(In Thousands)	2010	2009
Deferred policy acquisition costs at beginning of the year	$46,943	$106,043
Underwriting costs deferred	8,807	13,612
Amortization of deferred costs	(10,735)	(9,287)
Ending unamortized deferred policy acquisition costs	$45,015	$110,368
Change in “shadow” deferred policy acquistion costs	(2,172)	(63,425)
Deferred policy acquistion costs at end of year	$42,843	$46,943
We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period in proportion to the present value of expected gross premium revenue. The present value of expected gross premium revenue is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volumes.
We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the present value of estimated expected gross profits. The components of expected gross profits include investment spread, mortality and expense margins and surrender charges. Of these factors, we anticipate that investment returns, expenses and persistency are reasonably likely to significantly impact the rate of DAC amortization.
We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the amortization of the DAC asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2010. The entire impact of the changes illustrated would be recognized through operations as an increase or decrease to amortization expense.

Sensitivity Analysis — Impact of changes in assumptions (In Thousands)
Changes in assumptions	-10%	+10%
Interest rate spread	$(1,904)	$1,894
Mortality experience	2,994	(3,098)
Policy lapse experience	2,911	(2,311)
A material change in these assumptions could have a negative or positive effect on our reported DAC asset, earnings and stockholders’ equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called “shadow” DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2010 and 2009, the “shadow” DAC adjustment decreased our DAC asset by $37.3 million and $35.1 million, respectively.

United Fire & Casualty Company Form 10-K | 2010

Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given accounting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $603.1 million and $606.0 million at December 31, 2010 and 2009, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $39.0 million for 2010 and $33.8 million for 2009. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2010, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$35,097	$19,982	$4,729	$59,808
Other liability	118,259	60,648	103,807	282,714
Automobile	60,213	15,708	15,113	91,034
Workers' compensation	109,008	3,200	16,315	128,523
Fidelity and surety	4,812	750	743	6,305
Miscellaneous	245	942	185	1,372
Total commercial lines	$327,634	$101,230	$140,892	$569,756
Personal lines
Automobile	$6,966	$342	$1,006	$8,314
Fire and allied lines	8,879	2,292	872	12,043
Miscellaneous	51	152	98	301
Total personal lines	$15,896	$2,786	$1,976	$20,658
Reinsurance	7,586	5,000	90	12,676
Total	$351,116	$109,016	$142,958	$603,090
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
Most of our insurance policies are written on an occurrence basis that provides coverage if a loss occurs in the policy period, even if the insured reports the loss many years later. For example, some general liability claims are reported 10.0 years or more after the policy period, and the workers’ compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant’s injury up to the lifetime of the claimant. In addition, final settlement of certain claims can be delayed for years due to litigation or other reasons. Reserves for these claims require us to estimate future costs, including the effect of judicial actions, litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change in years after the policy was issued.

United Fire & Casualty Company Form 10-K | 2010

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
For short-tail lines of business, the estimation of case-basis loss reserves is less complex than for long-tail lines because claims are generally reported and settled shortly after the loss occurs and because the claims relate to tangible property. Because of the relatively short time from claim occurrence to settlement, actual losses typically do not vary significantly from reserve estimates.
Our long-tail lines of business include workers’ compensation and other liability. In addition, certain product lines such as personal and commercial auto, commercial multi-peril and surety include both long-tail coverages and short-tail coverages. For many liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability than for short-tail coverages.
The amounts of the case-based reserves that we establish for claims in long-tail lines of business depends upon various factors, including individual claim facts (including type of coverage, severity of loss and underlying policy limits), company historical loss experience, changes in underwriting practice, legislative enactments, judicial decisions, legal developments in the awarding of damages, changes in political attitudes and trends in general economic conditions, including inflation. As with the short-tail lines of business, we review and make changes to long-tail case-based reserves based on our review of continually evolving facts as they become available to us during the claims settlement process. Our adjustments to case-based reserves are reported in the financial statements in the period that new information arises about the claim. Examples of facts that become known that could cause us to change our case-based reserves include, but are not limited to: evidence that loss severity is different than previously assessed; new claimants who have presented claims; and the assessment that no coverage exists.
Incurred But Not Reported (“IBNR”) Reserves
IBNR reserves are estimated liabilities, which we establish because claims are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, which may include litigation.
For both our short-tail and long-tail lines of business, we establish our IBNR reserves by applying a factor to our current pool of in-force premium, as well as evaluating our exposure units. This factor has been developed through a historical analysis of company experience as to what level of IBNR reserve should be established to achieve an adequate IBNR reserve relative to our existing loss exposure base. Unique circumstances or trends, which are evident as of the end of a given period, may require us to refine our IBNR reserve calculation. This methodology for establishing our IBNR reserve has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates prepared by our independent actuary, Regnier Consulting Group, Inc. (“Regnier”).

United Fire & Casualty Company Form 10-K | 2010

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
Loss Settlement Expense Reserves
Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish loss settlement expense reserves on a claim-by-claim basis. Instead, we examine the ratio of loss settlement expenses paid to losses paid over the most recent three-year period, by line. We use these factors and apply them to open reserves, including IBNR reserves. We develop these factors annually in December, and use them throughout the year, unless development patterns or emerging trends warrant adjustments to the factors.
Generally, the loss settlement expense reserves for long-tail lines of business are a greater portion of the overall reserves, as there are often substantial legal fees and other costs associated with the complex liability claims that are associated with long-tail coverages. Because short-tail lines of business settle much more quickly and the costs are easier to determine, loss settlement expense reserves for short-tail claims constitute a smaller portion of the total reserves.
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
Key Assumptions
In establishing an estimate of loss and loss settlement expense reserves, management uses a number of key assumptions, which are as follows:

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

United Fire & Casualty Company Form 10-K | 2010

As an example, if our loss and loss settlement expense reserves of $603.1 million as of December 31, 2010, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $60.3 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserve because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The table below details the impact of this development volatility on our reported net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards.

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$15,715	$31,430

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$5,451	$10,902

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$1,408	$2,816
In 2010, we did not change the key assumptions on which we based our reserving calculations. In estimating our 2010 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
Certain of our lines of business are subject to the potential for greater loss and loss settlement expense development than others, which are discussed below.
Other Liability Reserves
Other liability is considered a long-tail line of business, as it can take a relatively long period of time to settle claims from prior accident years. This is partly due to the lag time between the date when a loss or event occurs that triggers coverage and the date when the claim is actually reported. Defense costs are also a part of the insured

United Fire & Casualty Company Form 10-K | 2010

expenses covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For the majority of our products, defense costs are outside of the policy limit, meaning that the amounts paid for defense costs are not subtracted from the available policy limit.
Factors that can cause reserve uncertainty in estimating reserves in this line include:

•	Reporting lag;

•	The number of parties involved in the underlying tort action;

•	Whether the “event” triggering coverage is confined to only one time period or is spread over multiple time periods;

•	The potential dollars involved (in the individual claim actions);

•	Whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage disputes); and

•	The potential for mass claim actions.
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
Our reserve for other liability claims at December 31, 2010, is $282.7 million and consists of 3,419 claims, compared with $253.9 million, consisting of 5,363 claims at December 31, 2009. Of the $282.7 million total reserve for other liability claims, $85.1 million is identified as defense costs and $18.9 million is identified as general overhead required in the settlement of claims. If our established reserve is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $28.3 million, before federal income taxes.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2010, we had $21.1 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves, which consisted of 326 claims, compared with $15.2 million, excluding IBNR reserves, consisting of 234 claims, at December 31, 2009. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, court decisions in recent years have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor’s policy.
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

United Fire & Casualty Company Form 10-K | 2010

Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2010 and 2009, we had $3.4 million and $3.8 million in direct and assumed asbestos and environmental loss reserves. In addition, we had ceded asbestos and environmental loss reserves of $0.5 million at December 31, 2010 and 2009, respectively. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers’ Compensation Reserves
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: the state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2010, is $128.5 million and consists of 1,967 claims, compared with $131.7 million, consisting of 3,416 claims, at December 31, 2009. If our established reserve is overstated or understated by 10 percent, the potential impact to our Consolidated Financial Statements would be approximately $12.9 million, before federal income taxes.
Reserve Development
In establishing reserves, management’s goal is to ensure that our net reserves for losses and loss settlement expenses are adequate to cover all costs, while sustaining minimal variation from the time such reserves are initially estimated until the underlying claims are concluded. Changes in our reserve estimates over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when we decrease our previous estimate of ultimate losses and loss settlement expenses, which results in an increase to net income in the period recognized. Adverse development is recognized and reported in the Consolidated Financial Statements when we increase our previous estimate of ultimate losses and loss settlement expenses, which results in a decrease to net income.
In 2010, our development resulted in a redundancy in our net reserves for prior accident years totaling $45.9 million, which is consistent with our historical development, excluding the impact of Hurricane Katrina. In 2009 and 2008, our development resulted in deficiencies in our net reserves for prior accident years totaling $26.2 million and $0.5 million, respectively. Our development in these years was negatively impacted by adverse development from Hurricane Katrina claims and related litigation totaling $8.6 million, $38.0 million and $26.6 million in 2010, 2009 and 2008, respectively. Also contributing to our deficiency in 2009 and 2008 was the deterioration in our other liability lines of business which includes claims for construction defects.
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim, determined from a pessimistic point of view. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease losses and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves, we believe our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

United Fire & Casualty Company Form 10-K | 2010

The factors contributing to our year-to-year redundancy include:

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
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total established reserves at December 31, 2010, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Historically, our reserves have had an average variance of less than 10 percent of recorded amounts, with our reserves booked as of December 31, 2009, generating a redundancy of 8.0 percent in 2010. Our reserves booked as of December 31, 2008, generated a reserve deficiency of 4.9 percent in 2009. These deficiencies are discussed in detail under the heading “Reserve Development” in the “Property and Casualty Insurance Segment” of the “Results of Operations” section in this item.

The following table details the pre-tax impact on our property and casualty insurance segment’s financial results and financial condition of reasonably likely reserve development. Our lines of business that have historically been most susceptible to significant volatility in reserve development have been shown separately and utilize hypothetical levels of volatility of 5.0 percent and 10.0 percent. Our other, less volatile, lines of business have been aggregated and utilize hypothetical levels of volatility of 3.0 percent and 5.0 percent.

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(28,271)	$(14,136)	$14,136	$28,271
Workers' compensation	(12,852)	(6,426)	6,426	12,852
Automobile	(9,935)	(4,967)	4,967	9,935

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(4,625)	$(2,775)	$2,775	$4,625
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves we establish. There were no material differences between our statutory reserves and those established under GAAP. During 2010 and 2009, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2011.
It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. In addition, management consults with Regnier throughout the year as deemed necessary. On an annual basis, we compare our estimate of total reserves to

United Fire & Casualty Company Form 10-K | 2010

point estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier performs an extensive review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. If the carried reserves were deemed unreasonable, we would adjust reserves. In 2010 and 2009, after considering the actuary’s range of reasonable point estimates, management believed that carried reserves were reasonable and therefore did not adjust the recorded amount.
Regnier uses four projection methods in their actuarial analysis of our loss reserves and uses the paid-to-paid projection method in their analysis of our loss settlement expense reserves. Based on the results of the projection methods, the actuaries select an actuarial central estimate of the reserves, which is compared to our carried reserves to evaluate the reasonableness of the carried reserves. The four methods utilized by Regnier are: paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses.
The actuarial analysis performed by Regnier indicated a reasonable range for our net reserves of $498.5 million to $606.8 million at December 31, 2010. Our net reserves for losses and loss settlement expenses as of December 31, 2010 were $564.1 million.
We do not view the result of a single projection method as superior over the results of a combination of projection methods. That is, our actuary has not selected one method on which to evaluate our reserves for reasonableness. The results of Regnier’s use of various methods, in conjunction with their actuarial judgment, leads to the actuarially-determined estimate of the reserves. The impact of reasonably likely changes in the reserving variables is implicitly considered in Regnier’s use of several reserving methods.
Future Policy Benefits and Losses, Claims and Loss Settlement Expenses — Life Insurance Segment
We establish reserves for amounts that are payable under traditional insurance policies, including traditional life products, disability income and income annuities. Reserves are calculated as the present value of future benefits expected to be paid, reduced by the present value of future expected premiums. Our estimates use methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The key assumptions that we utilize in establishing reserves are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation and expenses. Future investment return assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy lapse assumptions are based on our experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with the assumptions for determining DAC amortization for these contracts, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to reserves (or DAC) may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition.
For limited pay traditional life products, we periodically determine if any profit occurs at the issuance of a contract that should be deferred over the life of that contract. To the extent that this occurs, we establish an unearned revenue liability at issuance that is amortized over the anticipated life of the contract.
We periodically review the adequacy of these reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC asset must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. We have not made any changes in our methods or assumptions for estimating reserves in the past three years. However, we anticipate that changes in mortality, investment and reinvestment yields, and policy termination assumptions are the factors that would most likely require an adjustment to these reserves or related DAC asset.
Liabilities for future policy benefits for disability claims are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

United Fire & Casualty Company Form 10-K | 2010

Other reserves include claims that have been reported but not settled and IBNR claims on life and disability income insurance. We use our own historical experience and other assumptions such as any known or anticipated developments or trends to establish reserves for these unsettled or unreported claims. The effects of changes in our estimated reserves are included in the results of operations in the period in which the changes occur.
Our reserves for universal life and deferred annuity contracts are based upon the policyholders’ current account value. Acquisition expenses are amortized in relation to expected gross profits forecast based upon current best estimates of anticipated premium income, investment earnings, benefits and expenses. Annually, we review our estimates of reserves and the related DAC asset and compare them with actual experience. Differences between actual experience and the assumptions that we used in the pricing of these policies, guarantees and riders, and in the establishment of the related reserves will result in variances in profit, and could result in changes in net income. The effects of the changes in such estimated reserves are included in the results of operations in the period in which the changes occur.
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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $3.1 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.3 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $1.9 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.5 million.
Independent Actuary
We engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2010 and 2009, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2011.

PENDING ACCOUNTING STANDARDS
Incorporated by reference from Note 1 “Significant Accounting Policies” under the heading “Pending Accounting Standards,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire & Casualty Company Form 10-K | 2010

STATUTORY FINANCIAL MEASURES
United Fire and its subsidiaries are required to file financial statements based on statutory accounting principles in each of the states where our insurance companies are domiciled and licensed to conduct business. Management analyzes financial data and statements that are prepared in accordance with statutory accounting principles, as well as GAAP.
The following definitions of key statutory financial measures are provided for our readers’ convenience.
Regulation G promulgated by the Securities and Exchange Commission does not require reconciliation to GAAP of data prepared under a system of regulation of a government or governmental authority or self-regulatory organization that is applicable to the registrant.
Premiums written is a measure of our overall business volume. Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written is the amount of premiums charged for policies issued during the period. For the property and casualty insurance segment there are no differences between direct statutory premiums written and direct premiums written under GAAP. However, for the life insurance segment, annuity deposits (i.e., sales) are included in direct statutory premiums written, whereas they are excluded for GAAP.
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

	Years Ended December 31
(In Thousands)	2010	2009	2008
Net premiums written	$463,892	$467,427	$496,897
Net change in unearned premium	5,669	10,956	7,564
Net change in prepaid reinsurance premium	(88)	115	(1,086)
Net premiums earned	$469,473	$478,498	$503,375
Combined ratio is a commonly used statutory financial measure of underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”).
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

United Fire & Casualty Company Form 10-K | 2010

NON-GAAP FINANCIAL MEASURES
We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance. The following Non-GAAP financial measure is utilized in this filing:
Catastrophe losses utilize the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”) we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation, such as Hurricane Katrina. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Years Ended December 31
(In Thousands)	2010	2009	2008
ISO catastrophes	$24,806	$58,757	$84,102
Less Hurricane Katrina loss development (1)	(8,576)	(37,976)	(10,790)
ISO catastrophes without Hurricane Katrina	$16,230	$20,781	$73,312
Non-ISO catastrophes	3,540	1,616	2,754
Total catastrophes	$19,770	$22,397	$76,066

(1)	This number reflects the reserves established for Hurricane Katrina litigation and does not include other Hurricane Katrina loss development.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations” under the headings “Investments” and “Market Risk.”

United Fire & Casualty Company Form 10-K | 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2010 and 2009

(In Thousands, Except Per Share Data and Number of Shares)	2010	2009
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $6,422 in 2010 and $9,720 in 2009)	$6,364	$9,605
Available-for-sale, at fair value (amortized cost $2,178,666 in 2010 and $2,075,733 in 2009)	2,278,429	2,158,391
Equity securities, at fair value (cost $54,139 in 2010 and $53,306 in 2009	149,706	132,718
Trading securities, at fair value (amortized cost $12,322 in 2010 and $11,724 in 2009)	12,886	12,613
Mortgage loans	6,497	7,328
Policy loans	7,875	7,947
Other long-term investments	20,041	15,880
Short-term investments	1,100	7,359
	$2,482,898	$2,351,841
Cash and cash equivalents	$180,057	$190,852
Accrued investment income	28,977	28,697
Premiums receivable (net of allowance for doubtful accounts of $1,001 in 2010 and $688 in 2009)	124,459	127,456
Deferred policy acquisition costs	87,524	92,505
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $33,397 in 2010 and $30,812 in 2009)	21,554	22,278
Reinsurance receivables and recoverables	46,731	40,936
Prepaid reinsurance premiums	1,586	1,673
Income taxes receivable	17,772	28,197
Other assets	15,881	18,109
TOTAL ASSETS	$3,007,439	$2,902,544
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$603,090	$606,045
Life insurance	1,389,331	1,321,600
Unearned premiums	200,341	206,010
Accrued expenses and other liabilities	78,439	84,934
Deferred income taxes	19,814	11,220
TOTAL LIABILITIES	$2,291,015	$2,229,809
Stockholders' Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,195,552 and 26,533,040 shares issued and outstanding in 2010 and 2009, respectively	$87,318	$88,443
Additional paid-in capital	136,147	139,403
Retained earnings	415,981	384,242
Accumulated other comprehensive income, net of tax	76,978	60,647
TOTAL STOCKHOLDERS' EQUITY	$716,424	$672,735
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,007,439	$2,902,544
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K | 2010

Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data and Number of Shares)	2010	2009	2008

Revenues
Net premiums earned	$469,473	$478,498	$503,375
Investment income, net of investment expenses	111,685	106,075	107,577
Realized investment gains (losses)
Other-than-temporary impairment charges	(459)	(18,307)	(9,904)
Other realized gains (losses), net	8,948	5,128	(479)
Total realized investment gains (losses)	8,489	(13,179)	(10,383)
Other income	1,425	799	880
	$591,072	$572,193	$601,449
Benefits, Losses and Expenses
Losses and loss settlement expenses	$309,796	$382,494	$406,640
Increase in liability for future policy benefits	27,229	23,897	23,156
Amortization of deferred policy acquisition costs	113,371	114,893	129,158
Other underwriting expenses	39,321	39,298	28,252
Disaster charges and other related expenses, net of recoveries	(16)	(1,335)	7,202
Interest on policyholders’ accounts	42,988	41,652	40,177
	$532,689	$600,899	$634,585
Income (loss) before income taxes	$58,383	$(28,706)	$(33,136)
Federal income tax expense (benefit)	10,870	(18,265)	(20,072)
Net income (loss)	$47,513	$(10,441)	$(13,064)
Weighted average common shares outstanding	26,318,214	26,590,458	26,959,875
Basic earnings (loss) per share	$1.81	$(0.39)	$(0.48)
Diluted earnings (loss) per share	$1.80	$(0.39)	$(0.48)
Cash dividends declared per share	$0.60	$0.60	$0.60
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K | 2010

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data and Number of Shares)	2010	2009	2008

Common stock
Balance, beginning of year	$88,443	$88,747	$90,653
Shares repurchased (343,328 in 2010; 92,721 in 2009; and 580,792 in 2008)	(1,144)	(309)	(1,936)
Shares issued for stock-based awards (5,840 in 2010; 1,675 in 2009; and 8,990 in 2008)	19	5	30
Balance, end of year	$87,318	$88,443	$88,747

Additional paid-in capital
Balance, beginning of year	$139,403	$138,511	$149,511
Compensation expense and related tax benefit for stock-based award grants	1,801	2,107	1,744
Shares repurchased	(5,136)	(1,236)	(12,881)
Shares issued for stock-based awards	79	21	137
Balance, end of year	$136,147	$139,403	$138,511

Retained earnings
Balance, beginning of year	$384,242	$410,634	$439,860
Net income (loss)	47,513	(10,441)	(13,064)
Dividends on common stock ($0.60 per share in 2010, 2009 and 2008)	(15,774)	(15,951)	(16,162)
Balance, end of year	$415,981	$384,242	$410,634

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$60,647	$3,849	$71,473
Change in net unrealized appreciation (1)	20,158	56,948	(60,036)
Change in underfunded status of employee benefit plans (2)	(3,827)	(150)	(7,588)
Balance, end of year	$76,978	$60,647	$3,849

Summary of changes
Balance, beginning of year	$672,735	$641,741	$751,497
Net income (loss)	47,513	(10,441)	(13,064)
All other changes in stockholders' equity accounts	(3,824)	41,435	(96,692)
Balance, end of year	$716,424	$672,735	$641,741

Comprehensive income (loss)
Net income (loss)	$47,513	$(10,441)	$(13,064)
Change in net unrealized appreciation (1)	20,158	56,948	(60,036)
Change in underfunded status of employee benefit plans (2)	(3,827)	(150)	(7,588)
Comprehensive income (loss) for the year	$63,844	$46,357	$(80,688)

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K | 2010

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

(In Thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$47,513	$(10,441)	$(13,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net accretion of bond premium	$4,727	$2,951	$3,069
Depreciation and amortization	2,872	3,533	3,616
Stock-based compensation expense	1,787	2,084	1,780
Realized investment (gains) losses	(8,489)	13,179	10,383
Net cash flows from trading investments	(585)	(2,492)	1,866
Deferred income tax expense (benefit)	977	(10,858)	(11,752)
Changes in
Accrued investment income	(280)	(848)	582
Premiums receivable	2,997	6,839	(13,236)
Deferred policy acquisition costs	2,340	2,804	7,017
Reinsurance receivables	(5,795)	19,339	(14,800)
Prepaid reinsurance premiums	87	(114)	1,086
Income taxes receivable/payable	10,425	(1,223)	(19,535)
Other assets	2,228	1,851	(3,388)
Funds on deposit for Hurricane Katrina litigation	—	29,026	(29,026)
Future policy benefits and losses, claims and loss settlement expenses	30,134	45,474	121,498
Unearned premiums	(5,669)	(10,956)	(7,564)
Accrued expenses and other liabilities	(12,382)	10,054	(961)
Deferred income taxes	(1,177)	(275)	338
Other, net	(494)	482	5,995
Total adjustments	$23,703	$110,850	$56,968
Net cash provided by operating activities	$71,216	$100,409	$43,904
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,402	$13,432	$6,724
Proceeds from call and maturity of held-to-maturity investments	3,278	5,600	12,262
Proceeds from call and maturity of available-for-sale investments	471,499	348,581	358,248
Proceeds from short-term and other investments	4,353	31,937	127,516
Purchase of available-for-sale investments	(567,499)	(502,392)	(534,668)
Purchase of short-term and other investments	(7,653)	(16,672)	(67,766)
Net purchases and sales of property and equipment	(2,091)	(10,575)	(9,571)
Net cash used in investing activities	$(94,711)	$(130,089)	$(107,255)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$141,614	$264,994	$210,939
Withdrawals from investment and universal life contracts	(106,972)	(136,597)	(259,723)
Payment of cash dividends	(15,774)	(15,951)	(16,162)
Repurchase of common stock	(6,280)	(1,545)	(14,817)
Issuance of common stock	98	26	167
Tax impact from issuance of common stock	14	23	(36)
Net cash provided by (used in) financing activities	$12,700	$110,950	$(79,632)
Net change in cash and cash equivalents	$(10,795)	$81,270	$(142,983)
Cash and cash equivalents at beginning of year	190,852	109,582	252,565
Cash and cash equivalents at end of year	$180,057	$190,852	$109,582
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company Form 10-K | 2010

United Fire & Casualty Company Form 10-K | 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire & Casualty Company (“United Fire”) and its consolidated subsidiaries and affiliate is engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and as a life insurer in 28 states.
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Life Insurance Company (“United Life”), Lafayette Insurance Company, Addison Insurance Company, American Indemnity Financial Corporation, United Fire & Indemnity Company and Texas General Indemnity Company. United Fire Lloyds, an affiliate of United Fire & Indemnity Company, has also been included in consolidation. All intercompany balances have been eliminated in consolidation.
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled (“statutory accounting practices”).
In the preparation of the accompanying Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

United Fire & Casualty Company Form 10-K | 2010

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement accounts that are most dependent on management estimates and assumptions include investments; deferred policy acquisition costs (“DAC”); and future policy benefits and losses, claims and loss settlement expenses.
Property and Casualty Insurance Business
Premiums written are deferred and recorded as earned premium on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of insurance policies in force. Premiums receivable are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of amounts due from policyholders.
Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and policy issue expenses, have been deferred. Such costs are amortized as premium revenue is recognized. Policy acquisition costs deferred in 2010, 2009 and 2008 were $101,755,000, $98,946,000 and $111,521,000, respectively. Amortization of DAC in 2010, 2009 and 2008 totaled $102,636,000, $105,606,000 and $117,590,000, respectively. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and loss settlement expenses to be incurred and certain other costs expected to be incurred as the premium is earned.
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
Life Insurance Business
Our whole life and term insurance (i.e., traditional business) premiums are reported as earned when due and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. Premiums receivable are presented net of an estimated allowance for doubtful accounts. On universal life and annuity policies (i.e., non-traditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in the recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.
The costs of acquiring new life business, principally commissions, certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated terms of non-traditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2010, 2009 and 2008 were $8,807,000, $13,612,000 and $10,620,000, respectively. Amortization of DAC in 2010, 2009 and 2008 totaled $10,735,000, $9,287,000 and $11,568,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of DAC for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

United Fire & Casualty Company Form 10-K | 2010

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional business is recognized with an offset to net unrealized investment appreciation as of the balance sheet dates. In 2010 and 2009, DAC decreased by $2,172,000 and $63,425,000, respectively, as a result of this adjustment.
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
Investments
Investments in fixed maturities include bonds and redeemable preferred stocks. Our investments in held-to-maturity fixed maturities are recorded at amortized cost. Our investments in available-for-sale fixed maturities and trading securities are recorded at fair value.
Investments in equity securities, which include common and non-redeemable preferred stocks, are classified as available-for-sale and recorded at fair value.
Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities and equity securities, are reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders’ equity.
Other long-term investments consist primarily of our interests in limited liability partnerships or joint ventures and are recorded on the equity method of accounting. Mortgage loans are recorded at cost. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2010 and 2009, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,563,821,000 and $1,464,406,000, respectively.
Realized gains or losses on disposition of investments are computed using the specific identification method and are included in the computation of net income.
In 2010, 2009 and 2008, we recorded a pre-tax realized loss of $459,000, $18,307,000 and $9,904,000, respectively, as a result of the recognition of other-than-temporary impairment (“OTTI”) charges on certain holdings in our investment portfolio. None of the OTTI charges were considered to have a noncredit related loss component. We continue to review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” for a discussion of our accounting policy for impairment recognition.
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
We made payments for income taxes of $14,124,000, $4,324,000 and $13,817,000 during 2010, 2009 and 2008, respectively. In addition, we received refunds totaling $13,491,000, $10,256,000 and $2,904,000 in 2010, 2009 and 2008, respectively, due to the overpayment of prior year tax and carryback of operating losses. There were no significant payments of interest in 2010, 2009 and 2008, other than payments to policyholders’ accounts related to non-traditional life insurance business.

United Fire & Casualty Company Form 10-K | 2010

Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. Expenditures for maintenance and repairs are generally expensed as incurred. We periodically review these assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the underlying asset may not be recoverable. A loss would be recognized if the estimated fair value of the asset were less than its carrying value.
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven to thirty-nine years
Software	Three years
Depreciation expense totaled $2,812,000, $3,473,000 and $3,556,000 for 2010, 2009 and 2008, respectively.
Amortization of Intangibles
Our intangibles are composed entirely of agency relationships, which are being amortized by the straight-line method over periods of up to 10 years. We regularly review the carrying value of our intangibles for impairment in the recoverability of the underlying asset, with any impairment being charged to operations in the period that the impairment was recognized. We did not recognize an impairment charge on our intangibles in 2010, 2009 and 2008.
Amortization expense totaled $60,000 for 2010, 2009 and 2008, respectively.
Income Taxes
Deferred tax assets and liabilities are established based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the year-to-year change in the net deferred tax asset or liability, except for certain changes in deferred tax amounts that affect stockholders’ equity and do not impact federal income tax expense.
We have recognized no liability for unrecognized tax benefits at December 31, 2010 or 2009 or at any time during 2010 or 2009. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2006. There are ongoing examinations of income tax returns by the Internal Revenue Service of the 2008 tax year and by the State of Illinois for the 2007 and 2008 tax years.
Stock-Based Compensation
For our non-qualified stock options, we utilize the Black-Scholes option pricing method to establish the fair value of options granted under our stock award plans. Our determination of the fair value of stock options on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected volatility in our stock price, the expected term of the award, the expected dividends to be paid over the term of the award and the expected risk-free interest rate. Any changes in these assumptions may materially affect the estimated fair value of the award.

United Fire & Casualty Company Form 10-K | 2010

For our restricted and unrestricted stock awards, we utilize the fair value of our common stock on the date of grant to establish the fair value of the award.
For 2010, 2009 and 2008, we recognized stock-based compensation expense of $1,787,000, $2,084,000 and $1,780,000, respectively. As of December 31, 2010, we have $3,229,000 in stock-based compensation expense that has yet to be recognized through our results of operations. This compensation expense will be recognized over a term of five years as reported in the following table, except with respect to awards that are accelerated by the Board of Directors, in which case any remaining compensation expense would be recognized in the period in which the awards are accelerated.

(In Thousands)
2011	$1,362
2012	967
2013	531
2014	300
2015	69
Total	$3,229
Securities Lending
We terminated our participation in a securities lending program effective December 31, 2010. Our participation in the securities lending program generated investment income of $100,000, $139,000 and $89,000 in 2010, 2009 and 2008, respectively.
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
The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Refer to Note 3 “Fair Value of Financial Instruments” for the information required to be disclosed upon our adoption of the guidance, effective January 1, 2010. We do not anticipate that our adoption of the guidance, effective January 1, 2011, will have any impact on our consolidated financial position or results of operations.

United Fire & Casualty Company Form 10-K | 2010

Pending Accounting Standards
Financial Services — Insurance
In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact that our adoption of the guidance, effective January 1, 2012, will have on our Consolidated Financial Statements.

United Fire & Casualty Company Form 10-K | 2010

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities at December 31, 2010 and 2009, is as follows:

December 31, 2010	(In Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$83	$4	$—	$87
Mortgage-backed securities	444	50	—	494
States, municipalities and political subdivisions
General obligations	731	10	—	741
Special revenue	5,106	102	108	5,100
Total Held-to-Maturity Fixed Maturities	$6,364	$166	$108	$6,422
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,564	$2,013	$—	$19,577
Mortgage-backed securities	2	—	—	2
U.S. Treasury	38,133	943	—	39,076
Agency	104,049	96	1,014	103,131
States, municipalities and political subdivisions
General obligations	371,790	22,329	338	393,781
Special revenue	216,245	9,782	594	225,433
Foreign bonds
Canadian	69,209	3,908	194	72,923
Other	85,434	4,588	268	89,754
Public utilities
Electric	204,765	11,298	519	215,544
Natural gas	56,873	2,560	359	59,074
Other	3,293	397	—	3,690
Corporate bonds
Banks, trusts and insurance companies	265,679	12,755	2,714	275,720
Transportation	25,624	1,090	57	26,657
Energy	150,873	7,041	110	157,804
Technology	102,768	6,048	396	108,420
Basic industry	116,591	5,285	237	121,639
Credit cyclicals	64,331	3,591	100	67,822
Other	285,443	14,309	1,370	298,382
Total Available-For-Sale Fixed Maturities	$2,178,666	$108,033	$8,270	$2,278,429
Equity securities
Common stocks
Public utilities
Electric	$6,011	$4,751	$1	$10,761
Natural gas	838	1,159	—	1,997
Banks, trusts and insurance companies
Banks	8,013	33,255	100	41,168
Insurance	3,129	11,320	41	14,408
Other	1,505	1,381	—	2,886
All other common stocks
Transportation	1	—	—	1
Energy	5,211	6,235	2	11,444
Technology	8,100	6,692	139	14,653
Basic industry	7,789	9,116	—	16,905
Credit cyclicals	116	667	—	783
Other	11,965	21,448	103	33,310
Nonredeemable preferred stocks	1,461	3	74	1,390
Total Available-for-Sale Equity Securities	$54,139	$96,027	$460	$149,706
Total Available-for-Sale Securities	$2,232,805	$204,060	$8,730	$2,428,135

United Fire & Casualty Company Form 10-K | 2010

December 31, 2009	(In Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$955	$21	—	$976
Mortgage-backed securities	534	73	—	607
States, municipalities and political subdivisions
General obligations	1,478	21	5	1,494
Special revenue	6,638	163	158	6,643
Total Held-to-Maturity Fixed Maturities	$9,605	$278	$163	$9,720
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$17,452	$1,500	—	$18,952
Mortgage-backed securities	2	—	—	2
U.S.Treasury	35,278	564	192	35,650
Agency	71,667	6	1,048	70,625
States, municipalities and political subdivisions
General obligations	371,098	19,408	128	390,378
Special revenue	219,991	8,605	1,234	227,362
Foreign bonds
Canadian	55,979	2,847	—	58,826
Other	79,115	3,571	272	82,414
Public utilities
Electric	212,699	11,603	298	224,004
Natural gas	54,936	2,870	—	57,806
Other	3,597	181	—	3,778
Corporate bonds
Banks, trusts and insurance companies	287,409	10,061	8,261	289,209
Transportation	30,427	1,775	15	32,187
Energy	145,933	6,653	247	152,339
Technology	84,123	5,180	131	89,172
Basic industry	105,631	4,266	330	109,567
Credit cyclicals	69,686	2,912	13	72,585
Other	230,710	13,874	1,049	243,535
Total Available-For-Sale Fixed Maturities	$2,075,733	$95,876	$13,218	$2,158,391
Equity securities
Common stocks
Public utilities
Electric	$6,646	$3,649	$262	$10,033
Natural gas	838	846	—	1,684
Banks, trusts and insurance companies
Banks	6,517	29,503	131	35,889
Insurance	3,129	8,634	111	11,652
Other	1,505	437	—	1,942
All other common stocks
Transportation	38	1,555	—	1,593
Energy	4,903	4,650	24	9,529
Technology	8,100	5,995	185	13,910
Basic industry	7,156	6,403	110	13,449
Credit cyclicals	1,402	1,774	—	3,176
Other	11,611	17,241	20	28,832
Nonredeemable preferred stocks	1,461	—	432	1,029
Total Available-for-Sale Equity Securities	$53,306	$80,687	$1,275	$132,718
Total Available-for-Sale Securities	$2,129,039	$176,563	$14,493	$2,291,109
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2010, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

United Fire & Casualty Company Form 10-K | 2010

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2010	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$680	$693	$232,427	$237,641	$2,836	$2,867
Due after one year through five years	5,154	5,145	1,120,270	1,179,962	1,900	1,890
Due after five years through 10 years	3	3	750,767	782,235	—	—
Due after 10 years	—	—	57,636	59,012	7,586	8,129
Mortgage-backed securities	444	494	2	2	—	—
Collateralized mortgage obligations	83	87	17,564	19,577	—	—
	$6,364	$6,422	$2,178,666	$2,278,429	$12,322	$12,886
Realized Investment Gains and Losses
A summary of realized investment gains (losses) for 2010, 2009 and 2008, is as follows:

(In Thousands)
Years Ended December 31	2010	2009	2008
Realized investment gains (losses)
Fixed maturities	$4,079	$(4,117)	$(11,728)
Equity securities	5,030	(11,362)	1,427
Trading securities	(127)	1,965	(82)
Mortgage loans	(362)	—	—
Other long-term investments	(131)	332	—
Short-term investments	—	3	—
Total realized investment gains (losses)	$8,489	$(13,179)	$(10,383)
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2010, 2009 and 2008, were as follows:

(In Thousands)
Years Ended December 31	2010	2009	2008
Proceeds from sales	$3,402	$13,432	$6,724
Gross realized gains	1,915	2,009	151
Gross realized losses	—	(890)	(74)
There were no sales of held-to-maturity securities in 2010, 2009 and 2008.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our portfolio of trading securities had a fair value of $12,886,000 and $12,613,000 at December 31, 2010 and 2009, respectively.
The realized gains (losses) attributable to the change in fair value of trading securities still held at December 31, 2010, 2009 and 2008 were $(325,000), $1,547,000 and $(1,528,000), respectively.

United Fire & Casualty Company Form 10-K | 2010

Net Investment Income
Net investment income for the years ended December 31, 2010, 2009 and 2008, is comprised of the following:

(In Thousands)
Years Ended December 31	2010	2009	2008
Investment income
Interest on fixed maturities	$108,754	$106,023	$100,755
Dividends on equity securities	3,675	3,950	5,749
Income (loss) on other long-term investments (1)	411	(1,133)	(4,442)
Interest on mortgage loans	479	587	851
Interest on short-term investments	6	558	3,127
Interest on cash and cash equivalents	1,064	1,094	4,710
Other	2,686	1,253	1,588
Total investment income	$117,075	$112,332	$112,338
Less investment expenses	5,390	6,257	4,761
Investment income, net	$111,685	$106,075	$107,577

(1)	Includes an adjustment for the changes in value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15,000,000, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $11,406,000 at December 31, 2010.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation is as follows:

(In Thousands)
Years Ended December 31	2010	2009	2008
Changes in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$33,260	$151,228	$(128,646)
Deferred policy acquistion costs	(2,172)	(63,425)	36,284
Income tax effect	(10,930)	(30,855)	32,326
Total change in net unrealized appreciation, net of tax	$20,158	$56,948	$(60,036)
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

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2010 and 2009. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2010, if future events or information cause us to determine that a decline in fair

United Fire & Casualty Company Form 10-K | 2010

value is other-than-temporary.

We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time that the fair value recovers or the securities mature.

We have evaluated the unrealized losses reported for all of our equity securities at December 31, 2010, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at December 31, 2010. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2010, was $124,000. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

United Fire & Casualty Company Form 10-K | 2010

(In Thousands)
December 31, 2010	Less than 12 months			12 months or longer			Total
			Gross			Gross		Gross
	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Values	Depreciation	Values	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$590	$108	$590	$108
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$590	$108	$590	$108
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Agency	12	$41,374	$626	7	$30,661	$388	$72,035	$1,014
States, municipalities and political subdivisions
General obligations	9	6,876	306	1	497	32	7,373	338
Special revenue	12	15,331	342	5	5,880	252	21,211	594
Foreign bonds
Canadian	1	5,687	194	—	—	—	5,687	194
Other	2	6,634	235	2	2,873	33	9,507	268
Public utilities
Electric	3	4,490	100	3	10,003	419	14,493	519
Natural gas	—	—	—	3	5,840	359	5,840	359
Corporate bonds
Banks, trusts and insurance companies	5	16,749	268	31	36,565	2,446	53,314	2,714
Transportation	3	5,249	57	—	—	—	5,249	57
Energy	—	—	—	1	3,340	110	3,340	110
Technology	3	5,924	58	3	9,151	338	15,075	396
Basic industry	2	3,218	34	3	10,236	203	13,454	237
Credit cyclicals	—	—	—	3	6,571	100	6,571	100
Other	16	46,890	1,098	6	10,243	272	57,133	1,370
Total Available-For-Sale Fixed Maturities	68	$158,422	$3,318	68	$131,860	$4,952	$290,282	$8,270
Equity securities
Common stocks
Public utilities
Electric	—	$—	$—	4	$—	$1	$—	$1
Banks, trusts and insurance companies
Banks	2	594	32	1	488	68	1,082	100
Insurance	1	260	28	1	43	13	303	41
All other common stock
Energy	3	306	2	—	—	—	306	2
Technology	2	287	15	1	371	124	658	139
Other	3	1,516	73	2	158	30	1,674	103
Nonredeemable preferred stocks	—	—	—	2	1,158	74	1,158	74
Total Available-for-Sale Equity Securities	11	$2,963	$150	11	$2,218	$310	$5,181	$460
Total Available-for-Sale Securities	79	$161,385	$3,468	79	$134,078	$5,262	$295,463	$8,730
Total	79	$161,385	$3,468	81	$134,668	$5,370	$296,053	$8,838

United Fire & Casualty Company Form 10-K | 2010

(In Thousands)
December 31, 2009	Less than 12 months			12 months or longer			Total
			Gross			Gross		Gross
	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Values	Depreciation	Values	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	1	$300	$5	—	$—	$—	$300	$5
Special revenue	—	—	—	1	679	158	679	158
Total Held-to-Maturity Fixed Maturities	1	$300	$5	1	$679	$158	$979	$163
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
U.S. Treasury	5	$11,772	$192	—	$—	$—	$11,772	$192
Agency	5	24,755	246	10	42,198	802	66,953	1,048
States, municipalities and political subdivisions
General obligations	2	966	23	3	2,118	105	3,084	128
Special revenue	21	22,892	463	10	9,401	771	32,293	1,234
Foreign bonds
Other	2	1,329	19	4	10,492	253	11,821	272
Public utilities
Electric	1	4,958	99	6	7,761	199	12,719	298
Corporate bonds
Banks, trusts and insurance companies	13	20,789	813	46	70,871	7,448	91,660	8,261
Transportation	—	—	—	1	1,997	15	1,997	15
Energy	1	3,189	37	5	9,710	210	12,899	247
Technology	4	8,263	65	1	952	66	9,215	131
Basic industry	6	15,843	136	2	4,806	194	20,649	330
Credit cyclicals	3	5,217	13	—	—	—	5,217	13
Other	1	3,270	72	7	16,892	977	20,162	1,049
Total Available-For-Sale Fixed Maturities	64	$123,243	$2,178	95	$177,198	$11,040	$300,441	$13,218
Equity securities
Common stocks
Public utilities
Electric	—	$—	$—	12	$2,074	$262	$2,074	$262
Banks, trusts and insurance companies
Banks	—	—	—	1	425	131	425	131
Insurance	2	299	46	3	391	65	690	111
All other common stock
Energy	—	—	—	2	188	24	188	24
Technology	—	—	—	5	2,235	185	2,235	185
Basic industry	—	—	—	2	151	110	151	110
Other	—	—	—	3	258	20	258	20
Nonredeemable preferred stocks	—	—	—	5	1,030	432	1,030	432
Total Available-for-Sale Equity Securities	2	$299	$46	33	$6,752	$1,229	$7,051	$1,275
Total Available-for-Sale Securities	66	$123,542	$2,224	128	$183,950	$12,269	$307,492	$14,493
Total	67	$123,842	$2,229	129	$184,629	$12,427	$308,471	$14,656

United Fire & Casualty Company Form 10-K | 2010

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
The estimated fair value of policy loans is equivalent to carrying value. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders’ account balance for non-traditional policies.
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
A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2010 and 2009, is as follows:

At December 31	2010		2009
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$6,422	$6,364	$9,720	$9,605
Available-for-sale fixed maturities	2,278,429	2,278,429	2,158,391	2,158,391
Trading securities	12,886	12,886	12,613	12,613
Equity securities	149,706	149,706	132,718	132,718
Mortgage loans	7,658	6,497	8,229	7,328
Policy loans	7,875	7,875	7,947	7,947
Other long-term investments	20,041	20,041	15,880	15,880
Short-term investments	1,100	1,100	7,359	7,359
Cash and cash equivalents	180,057	180,057	190,852	190,852
Accrued investment income	28,977	28,977	28,697	28,697
Liabilities
Policy Reserves
Annuity (accumulations) (1)	$965,932	$948,920	$1,087,457	$914,003
Annuity (benefit payments)	102,511	86,874	85,336	77,025

(1)	Annuity accumulations represent deferred annuity contracts which are currently earning interest.

United Fire & Casualty Company Form 10-K | 2010

Current accounting guidance on fair value measurements includes the application of a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments that are recorded at fair value are categorized into a three-level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets for identical financial instruments that we have the ability to access.

•
Level 2: Valuations are based on quoted prices for similar financial instruments, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.

•
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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2010, was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable current accounting guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis at which time the classification of certain financial instruments may change if the input observations have changed.
The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2010 and 2009:

United Fire & Casualty Company Form 10-K | 2010

(In Thousands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$19,577	$—	$19,577	$—
Mortgage-backed securities	2	—	2	—
U.S. Treasury	39,076	—	39,076	—
Agency	103,131	—	103,131	—
States, municipalities and political subdivisions
General obligations	393,781	—	393,781	—
Special revenue	225,433	—	224,432	1,001
Foreign bonds
Canadian	72,923	—	72,923	—
Other	89,754	—	88,639	1,115
Public utilities
Electric	215,544	—	215,509	35
Natural gas	59,074	—	59,074	—
Other	3,690	—	3,690	—
Corporate bonds
Banks, trusts and insurance companies	275,720	—	263,662	12,058
Transportation	26,657	—	26,657	—
Energy	157,804	—	157,804	—
Technology	108,420	—	108,420	—
Basic industry	121,639	—	118,742	2,897
Credit cyclicals	67,822	—	65,319	2,503
Other	298,382	—	292,361	6,021
Total Available-For-Sale Fixed Maturities	$2,278,429	$—	$2,252,799	$25,630
Equity securities
Common stocks
Public utilities
Electric	$10,761	$10,761	$—	$—
Natural gas	1,997	1,997	—	—
Banks, trusts and insurance companies
Banks	41,168	39,633	—	1,535
Insurance	14,408	14,408	—	—
Other	2,886	2,886	—	—
All other common stocks
Transportation	1	1	—	—
Energy	11,444	11,444	—	—
Technology	14,653	14,622	31	—
Basic industry	16,905	16,905	—	—
Credit cyclicals	783	783	—	—
Other	33,310	33,310	—	—
Nonredeemable preferred stocks	1,390	1,158	232	—
Total Available-for-Sale Equity Securities	$149,706	$147,908	$263	$1,535
Total Available-for-Sale Securities	$2,428,135	$147,908	$2,253,062	$27,165
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,283	$—	$2,283	$—
Corporate bonds
Banks, trusts and insurance companies	1,198	—	1,198	—
Energy	2,844	—	2,844	—
Technology	3,311	—	3,311	—
Other	384	—	384	—
Redeemable Preferred Stock	2,866	1,476	1,390	—
Total Trading Fixed Maturities	$12,886	$1,476	$11,410	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$34,384	$34,384	$—	$—
Total Assets Measured at Fair Value	$2,476,505	$184,868	$2,264,472	$27,165

United Fire & Casualty Company Form 10-K | 2010

(In Thousands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
United States government
Collateralized mortgage obligations	$18,952	$—	$18,952	$—
Mortgage-backed securities	2	—	2	—
U.S. Treasury	35,650	—	35,650	—
Agency	70,625	—	70,625	—
States, municipalities and political subdivisions
General obligations	390,378	—	390,378	—
Special revenue	227,362	—	226,252	1,110
Foreign bonds
Canadian	58,826	—	58,826	—
Other	82,414	—	81,020	1,394
Public utilities
Electric	224,004	—	223,934	70
Natural gas	57,806	—	57,806	—
Other	3,778	—	3,778	—
Corporate bonds
Banks, trusts and insurance companies	289,209	—	275,181	14,028
Transportation	32,187	—	32,187	—
Energy	152,339	—	152,339	—
Technology	89,172	—	89,172	—
Basic industry	109,567	—	104,761	4,806
Credit cyclicals	72,585	—	69,737	2,848
Other	243,535	—	237,332	6,203
Total Available-For-Sale Fixed Maturities	$2,158,391	$—	$2,127,932	$30,459
Equity securities
Common stocks
Public utilities
Electric	$10,033	$10,033	$—	$—
Natural gas	1,684	1,684	—	—
Banks, trusts and insurance companies
Banks	35,889	35,889	—	—
Insurance	11,652	11,652	—	—
Other	1,942	1,942	—	—
All other common stocks
Transportation	1,593	1,593	—	—
Energy	9,529	9,529	—	—
Technology	13,910	13,879	31	—
Basic industry	13,449	13,449	—	—
Credit cyclicals	3,176	3,176	—	—
Other	28,832	28,573	259	—
Nonredeemable preferred stocks	1,029	1,029	—	—
Total Available-for-Sale Equity Securities	$132,718	$132,428	$290	$—
Total Available-for-Sale Securities	$2,291,109	$132,428	$2,128,222	$30,459
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,689	$—	$2,689	$—
Public utilities	1,460	—	1,460	—
Corporate bonds
Energy	2,310	—	2,310	—
Technology	4,314	—	4,314	—
Other	532	211	321	—
Redeemable Preferred Stock	1,308	1,308	—	—
Total Trading Fixed Maturities	$12,613	$1,519	$11,094	$—
Short-Term Investments	$7,359	$1,100	$6,005	$254
Money Market Accounts	$96,163	$96,163	$—	$—
Total Assets Measured at Fair Value	$2,407,244	$231,210	$2,145,321	$30,713

United Fire & Casualty Company Form 10-K | 2010

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
For the year ended December 31, 2010, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases made during the period, which were made from funds held in our money market accounts, and an increase in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.
Securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities.
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
The following table provides a summary of the changes in fair value of our Level 3 securities for 2010:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Equities	Short-term investments	Total
Balance at January 1, 2010	$1,110	$1,394	$70	$27,885	$—	$254	$30,713
Realized gains (1)	—	—	—	—	—	—	—
Unrealized gains (1)	—	7	(1)	345	—	—	351
Amortization	—	—	(1)	(1)	—	—	(2)
Purchases	—	—	—	7	1,535	—	1,542
Disposals	(109)	(286)	(33)	(5,011)	—	—	(5,439)
Transfers in	—	—	—	254	—	—	254
Transfers out	—	—	—	—	—	(254)	(254)
Balance at December 31, 2010	$1,001	$1,115	$35	$23,479	$1,535	$—	$27,165

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The $5,439,000 reported as “disposals” included $1,930,000 of corporate bonds that were called as a result of debt restructuring by the issuer and $2,000,000 of corporate bonds that matured. Of the $1,930,000, $254,000 were short-term investments that were transferred to corporate bonds as a result of the restructuring. The remaining $1,509,000 in disposals relates to the receipt of principal on calls or sink fund bonds, in accordance with the indentures.

United Fire & Casualty Company Form 10-K | 2010

The following table provides a summary of the changes in fair value of our Level 3 securities for 2009:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Equities	Short-term investments	Total
Balance at January 1, 2009	$1,210	$300	$—	$4,744	$1,851	$—	$8,105
Realized losses (1)	—	—	(1)	—	—	—	(1)
Unrealized gains (1)		7	—	324	—	—	331
Amortization	—	—	—	—	—	—	—
Purchases	—	—	—	4,682	—	750	5,432
Disposals	(100)	(286)	(33)	(4,198)	—	(496)	(5,113)
Transfers in	—	1,674	105	24,231	—	—	26,010
Transfers out	—	(300)	—	(1,900)	(1,851)	—	(4,051)
Balance at December 31, 2009	$1,110	$1,395	$71	$27,883	$—	$254	$30,713

(1)	Realized losses are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The $26,010,000 reported as “transfers in” consisted of $22,760,000 in available-for-sale fixed maturities that were primarily private placement securities that had no observable price available at December 31, 2010, and $3,250,000 of available-for-sale fixed maturities that were subsequently reclassified, as a disposal, to other long-term investments due to bankruptcy reorganization. The $4,051,000 in “transfers out” resulted from available-for-sale fixed maturities and equity securities that previously had no observable market price at December 31, 2009, but for which observable prices were available at December 31, 2010.

NOTE 4. SHORT-TERM BORROWINGS
We maintain a $50,000,000 bank line of credit. Under the terms of the agreement, interest on outstanding notes is payable at the lender’s prevailing prime rate minus 1.0 percent. No outstanding loan balances existed at December 31, 2010 and 2009, and we did not borrow against this line of credit in 2010, 2009 or 2008.

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2010, for which collection is at risk that would result in a material impact on our Consolidated Financial Statements.

United Fire & Casualty Company Form 10-K | 2010

We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage. The assumption of reinsurance is not a significant component of our property and casualty operations.
We limit our exposure on our assumed reinsurance contracts through selective renewal. However, we still have exposure related to the assumed reinsurance contracts that we have elected to continue writing and those that are in run-off status.
Premiums and loss and loss settlement expenses related to our ceded and assumed business is as follows:

(In Thousands)
Years Ended December 31	2010	2009	2008
Ceded Business
Ceded premiums written	$32,511	$37,039	$37,127
Ceded premiums earned	32,598	36,925	38,212
Loss and loss settlement expenses ceded	17,381	5,942	24,485

Assumed Business
Assumed premiums written	$11,713	$7,820	$12,660
Assumed premiums earned	11,668	7,904	12,953
Loss and loss settlement expenses assumed	(4,276)	5,818	4,122
In 2010, we increased our participation in assumed business, which led to the increase in assumed premium writings for the year. The decrease in 2009 was attributable to the termination of one of our assumed reinsurance contracts and our reduced participation level on another contract. We also concluded some of our assumed business in early 2009 that had been in run-off since late 2006.
For 2011, we have renewed our participation in all of our assumed programs, while increasing the participation level on one contract.
The benefit reported for losses incurred from assumed business in 2010 is the result of our process to evaluate the overall reserve adequacy of our property and casualty insurance segment. We re-estimated our reserve requirement for assumed business as our largest assumed reinsurance contract has been in run-off for many years and we believe any new claims on this contract will not be significant.  In addition, our current participation level in assumed business is much lower than our historical participation level.  The re-estimation of reserve estimates specific to the assumed reinsurance line of business did not have a direct impact on the net income reported for our property and casualty insurance segment in 2010.  Refer to Note 6 “Reserves for Loss and Loss Settlement Expenses” for an analysis of changes in our overall property and casualty insurance reserves for 2010.

United Fire & Casualty Company Form 10-K | 2010

Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs, which remained the same for both 2010 and 2009. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program.

(Dollars in Thousands)	2010 Reinsurance Program			2009 Reinsurance Program
	Stated			Stated
Type of Reinsurance	Retention	Limits	Coverage	Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100% of $38,000	$2,000	$20,000	100% of $18,000
Property excess of loss	2,000	15,000	100% of $13,000	2,000	12,000	100% of $10,000
Umbrella excess of loss	1,000	10,000	100% of $9,000	1,000	10,000	100% of $9,000
Surety excess of loss	1,500	28,000	91% of $26,500	1,500	22,500	88% of $21,000
Property catastrophe, excess	20,000	200,000	95% of $180,000	20,000	200,000	95% of $180,000
Boiler and machinery	N/A	50,000	100% of $50,000	N/A	50,000	100% of $50,000
If we incur catastrophe losses and loss settlement expenses that exceed the coverage limits of our reinsurance program, our property catastrophe program provides one guaranteed reinstatement. In such an instance, we are required to pay the reinsurers a reinstatement premium at 100.0 percent of the original premium, which will reinstate the full amount of reinsurance available under the property catastrophe program.
Life Insurance Segment
Ceded and Assumed Reinsurance
United Life purchases reinsurance to limit the dollar amount of any one risk of loss. Beginning in 2011, our retention on standard individual life cases is $300,000. Our accidental death benefit rider on an individual policy is reinsured at 100.0 percent, up to a maximum benefit of $250,000. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50.0 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000,000 of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (stated retention limit) and a maximum payout.
Premiums and losses and loss settlement expenses related to our ceded business is as follows:

(In Thousands)
Years Ended December 31	2010	2009	2008
Ceded Business
Ceded insurance in-force	$959,145	$910,775	$836,784
Ceded premiums earned	2,123	1,935	1,729
Loss and loss settlement expenses ceded	3,072	809	1,588
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99.0 percent of ceded life insurance in force as of December 31, 2010, has been ceded to five reinsurers.

United Fire & Casualty Company Form 10-K | 2010

NOTE 6. RESERVES FOR LOSS AND LOSS SETTLEMENT EXPENSES
Because property and casualty insurance reserves are estimates of the unpaid portions of incurred losses that have been reported to us, as well as losses that have been IBNR, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts, which are based on management’s best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in losses and loss settlement expenses in the accompanying Consolidated Statements of Income in the period such changes are determined.
The following table provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2010, 2009 and 2008 (net of reinsurance amounts):

(In Thousands)
Years Ended December 31	2010	2009	2008
Gross liability for losses and loss settlement expenses at beginning of year	$606,045	$586,109	$496,083
Ceded loss and loss settlement expenses	(33,754)	(52,508)	(38,800)
Net liability for losses and loss settlement expenses at beginning of year	$572,291	$533,601	$457,283
Losses and loss settlement expenses incurred for claims occurring during
Current year	$335,315	$339,506	$392,801
Prior years	(45,878)	26,215	548
Total incurred	$289,437	$365,721	$393,349
Losses and loss settlement expense payments for claims occurring during
Current year	$132,592	$131,507	$176,882
Prior years	165,046	195,524	140,149
Total paid	$297,638	$327,031	$317,031
Net liability for losses and loss settlement expenses at end of year	$564,090	$572,291	$533,601
Ceded loss and loss settlement expenses	39,000	33,754	52,508
Gross liability for losses and loss settlement expenses at end of year	$603,090	$606,045	$586,109
The favorable development in 2010 on claims that occurred in prior years, resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This re-estimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and changes in loss reserves due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized is the development of reserves for IBNR loss and loss settlement expenses at a level significantly less than anticipated at December 31 of the prior year. We attribute the favorable development to the fact that we have experienced overall lower levels of claims frequency and severity during recent years.
The unfavorable development in 2009 and 2008 was attributable to an increase we made in our prior accident year loss reserves due to additional development from Hurricane Katrina, which included a federal court ruling and subsequent judgment of $28,868,000, which we paid in 2009. We also experienced deterioration in our other liability lines of business, which includes claims for construction defects.

United Fire & Casualty Company Form 10-K | 2010

We did not alter our reserving process during 2010. However, conditions and trends that have affected the reserve development for a given year may change. Therefore, such development cannot be used to extrapolate future reserve redundancies or deficiencies.
We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

United Fire & Casualty Company Form 10-K | 2010

NOTE 7. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2010, 2009 and 2008 and statutory net income (loss) for the years then ended are as follows:

(In Thousands)	Statutory Capital and Surplus	Statutory Net Income (Loss)
2010
Property and casualty (1)	$594,308	$52,803
Life, accident and health	158,379	13,443
2009
Property and casualty (1)	$556,265	$(12,350)
Life, accident and health	160,179	3,523
2008
Property and casualty (1)	$553,058	$(3,203)
Life, accident and health	157,003	646

(1)
Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. Statutory accounting practices primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
Our property and casualty and life insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No permitted accounting practices were used to prepare our statutory-basis financial statements during 2010, 2009 and 2008.
We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire and its property and casualty subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2010.

United Fire & Casualty Company Form 10-K | 2010

The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $59,431,000 in dividend distributions to stockholders in 2011 without prior approval. We paid dividends of $15,774,000, $15,951,000 and $16,162,000 in 2010, 2009 and 2008, respectively. Dividend payments by the insurance subsidiaries to United Fire are subject to similar restrictions in the states in which they are domiciled. United Fire received a dividend from United Life of $15,000,000, $4,000,000 and $4,000,000 in 2010, 2009 and 2008, respectively. These intercompany dividend payments are eliminated in our Consolidated Financial Statements.

NOTE 8. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

(In Thousands)
Years Ended December 31	2010	2009	2008
Current	$11,070	$(7,132)	$(8,658)
Deferred	(200)	(11,133)	(11,414)
Total	$10,870	$(18,265)	$(20,072)
A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 35 percent to the amount recorded in the accompanying Consolidated Statements of Income is as follows:

(In Thousands)
Years Ended December 31	2010	2009	2008
Computed expected income tax expense (benefit)	$20,434	$(10,048)	$(11,598)
Tax-exempt municipal bond interest income	(7,287)	(7,411)	(6,954)
Nontaxable dividend income	(751)	(788)	(1,219)
Valuation allowance reduction	(1,643)	—	—
Other, net	117	(18)	(301)
Federal income tax expense (benefit)	$10,870	$(18,265)	$(20,072)

United Fire & Casualty Company Form 10-K | 2010

The significant components of the net deferred tax liability at December 31, 2010 and 2009, are as follows:

(In Thousands)
December 31	2010	2009
Deferred tax liabilities
Net unrealized appreciation on investment securities	$68,330	$56,715
Deferred policy acquisition costs	26,279	28,276
Prepaid pension cost	2,709	3,384
Net bond discount accretion and premium amortization	3,161	2,755
Other	1,592	2,076
Gross deferred tax liability	$102,071	$93,206
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$30,476	$30,958
Unearned premium adjustment	13,842	14,225
Net operating loss carryforwards	4,004	5,647
Underfunded benefit plan obligation	13,823	11,762
Postretirement benefits other than pensions	7,597	6,802
Investment impairments	8,824	9,829
Salvage and subrogation	1,748	1,515
Compensation expense related to stock options	2,750	2,130
Other	3,197	4,765
Gross deferred tax asset	$86,261	$87,633
Valuation allowance	(4,004)	(5,647)
Deferred tax asset	$82,257	$81,986
Net deferred tax liability	$19,814	$11,220
We have a gross deferred tax asset for net operating loss carryforwards totaling $12,520,000 at December 31, 2010. Net operating loss carryforwards totaling $1,565,000 expire in 2011 and can only be used to offset future income of our property and casualty insurance segment. We are required to establish a valuation allowance for any portion of the gross deferred tax asset that we believe may not be realized. Accordingly, we recorded a valuation allowance of $4,004,000 at December 31, 2010. As we determine that the benefit of these net operating losses can be realized, the related reduction in the deferred tax asset valuation allowance will be recorded as a reduction to our federal income tax expense in the period of such determination.

NOTE 9. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Other Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $6,000,000 to the pension plan in 2011.
We also offer a health and dental benefit plan (the “other retiree plan”) to all of our eligible employees and retirees, which comprises two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. The other retiree plan provides health and dental benefits to our employees

United Fire & Casualty Company Form 10-K | 2010

and retirees (and covered dependents) who have met the service and participation requirements stipulated by the other retiree plan. The other retiree plan’s contract administrators are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the other retiree plan in the accompanying Consolidated Balance Sheets, which relates to our postretirement benefits program.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income, by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan’s benefit obligation.
The investments held by the pension plan at December 31, 2010, include the following asset categories:

•	Fixed maturity securities, which may include bonds and convertible securities.

•	Equity securities, which may include various types of stock, such as large-cap, mid-cap and small-cap stocks, international stocks and United Fire common stock.

•	An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets.

•	A group annuity contract that is administered by United Life.

•	Cash and cash equivalents, which include money market funds.
We have an internal investment/retirement committee, which includes our Chief Executive Officer, Chief Investment Officer, and Executive Vice President, all of whom receive monthly information on the value of the pension plan assets and their performance. Quarterly, the committee meets to review and discuss the performance of the pension plan assets as well as the allocation of investments within the pension plan.
As of December 31, 2010, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan’s investment return while minimizing risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager’s goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
We consider historical experience for comparable investments and the target allocations we have established for the various asset categories of the pension plan to determine the expected long-term rate of return, which is an assumption as to the average rate of earnings expected on the pension plan funds invested, or to be invested, by the pension plan, to provide for the settlement of benefits included in the projected pension benefit obligation. Investment securities, in general, are exposed to various risks, such as fluctuating interest rates, credit standing of the issuer of the security and overall market volatility. Annually, we perform an analysis of expected long-term rates of return based on the composition and allocation of our pension plan assets and recent economic conditions. We use an external actuarial firm to verify that the expected long-term rate of return is reasonable.

United Fire & Casualty Company Form 10-K | 2010

The following is a summary of the pension plan’s actual and target asset allocations at December 31, 2010 and 2009, by asset category:

Pension Plan Assets					Target
(In Thousands)	2010	% of Total	2009	% of Total	Allocation
Fixed maturity securities
Corporate bonds	$3,686	5.9%	$1,617	2.9%	0 - 10%
Redeemable preferred stock	1,524	2.4	880	1.6	0 - 5%
U.S. government securities	—	—	2,992	5.5	0 - 10%
Equity securities
United Fire common stock	4,510	7.2	3,684	6.7	0 - 10%
Unaffiliated common stock	35,018	55.8	28,133	51.3	50 - 70%
Arbitrage fund	4,073	6.5	—	—	0 - 10%
United Life annuity	9,376	15.0	8,910	16.3	10 - 20%
Cash and cash equivalents	4,543	7.2	8,606	15.7	10 - 25%
Total plan assets	$62,730	100.0%	$54,822	100.0%
The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, fixed maturity and equity securities comprise the largest portion of our pension plan assets, as they yield the highest rate of return. The United Life annuity, which is the second largest asset category and was originally written by our life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the group annuity contract is determined annually.
The availability of assets held in cash and cash equivalents enables the pension plan to mitigate market risk that is associated with other types of investments and allows the pension plan to maintain liquidity both for the purpose of making future benefit payments to participants and their beneficiaries and for future investment opportunities.
The pension plan also has a significant investment in United Fire common stock. We believe that even though market fluctuations impact the fair value of this investment, the target allocation is reasonable and the shares held have historically generated investment income, through dividend payments, for the pension plan. Dividends on shares of United Fire common stock totaled $121,000 for 2010, 2009 and 2008, respectively.
Valuation of Investments
Fixed Maturity and Equity Securities
Investments in fixed maturity and equity securities are stated at fair value based upon quoted market prices reported on recognized securities exchanges on the last business day of the year. Purchases and sales of securities are recorded as of the trade date.
United Life Annuity
The United Life group annuity contract, which is a deposit administration contract, is stated at contract value as determined by United Life. Under the group annuity contract, the plan's investment account is credited with compound interest on the average account balance for the year. The interest rate is equivalent to the ratio of net investment income to mean assets of United Life, net of investment expenses.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of insured cash and money market funds held with various financial institutions. Interest is earned on a daily basis. The fair value of these funds approximates their cost basis due to their short-term nature.

United Fire & Casualty Company Form 10-K | 2010

United Fire Common Stock
The investment in United Fire common stock is stated at fair value based upon the closing sales price reported on a recognized securities exchange on the last business day of the year or, when no sales are reported, the bid price on that date. Our common stock is actively traded.
Arbitrage Fund
The fair value of the arbitrage fund is determined based on its net asset value, which is obtained from the custodian and determined monthly with issuances and redemptions of units of the fund made, based on the net asset value per unit as determined on the valuation date. We have not adjusted the net asset value provided by the custodian.
Fair Value Measurement
The following tables present the categorization of the pension plan’s assets measured at fair value on a recurring basis at December 31, 2010 and 2009:

(In Thouands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$3,686	$—	$3,686	$—
Redeemable preferred stock	1,524	1,524	—	—
Equity securites
United Fire common stock	4,510	4,510	—	—
Unaffiliated common stock	35,018	35,018	—	—
Arbitrage fund	4,073	—	4,073
Money market funds	2,354	2,354	—	—
Total assets measured at fair value	$51,165	$43,406	$7,759	$—

(In Thouands)		Fair Value Measurements
Description	December 31, 2009	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$1,617	$—	$1,617	$—
Redeemable preferred stock	551	551	—	—
U.S. Treasury and agency	2,992	2,992	—	—
Equity securites
United Fire common stock	3,684	3,684	—	—
Unaffiliated common stock	28,462	28,462	—	—
Money market funds	6,206	6,206	—	—
Total assets measured at fair value	$43,512	$41,895	$1,617	$—
There were no transfers of assets in or out of Level 1 or Level 2 during the period.
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

United Fire & Casualty Company Form 10-K | 2010

The fair value of the arbitrage fund is categorized as Level 2 since there are no restrictions as to the pension plan's ability to redeem its investment at the net asset value of the fund as of the reporting date.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for all plans at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of plan obligations for all plans. We annually establish the discount rate, which is an estimate of the interest rate at which the benefits for all plans could be effectively settled, that is used to determine the present value of the respective plan’s benefit obligations as of December 31. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the respective plan’s benefit obligations.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Other Retiree Benefits
December 31	2010	2009	2010	2009
Discount rate	5.50%	6.00%	5.50%	5.75%
Rate of compensation increase	4.00	4.00	N/A	N/A
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Other Retiree Benefits
January 1	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	6.00%	5.75%	5.50%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31	2010	2009	2010	2009
Health care cost trend rates assumed for next year	10.00%	9.00%	5.25%	5.25%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	5.25%	5.25%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2016	2014	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the other retiree plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on the net periodic postretirement health care benefit cost	$632	$(499)
Effect on the accumulated postretirement benefit obligation	5,247	(4,229)

United Fire & Casualty Company Form 10-K | 2010

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

(In Thousands)	Pension Benefits		Other Retiree Benefits
Years Ended December 31	2010	2009	2010	2009
Reconciliation of benefit obligation (1)
Benefit obligation at beginning of year	$76,410	$70,242	$23,096	$18,958
Service cost	2,853	2,747	1,514	1,347
Interest cost	4,569	4,218	1,433	1,222
Actuarial loss	7,489	1,430	3,338	2,155
Benefit payments and adjustments	(2,598)	(2,227)	(495)	(586)
Benefit obligation at end of year	$88,723	$76,410	$28,886	$23,096
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$54,822	$48,122	$—	$—
Actual return on plan assets	7,145	4,927	—	—
Employer contributions	3,361	4,000	495	586
Benefit payments and adjustments	(2,598)	(2,227)	(495)	(586)
Fair value of plan assets at end of year	$62,730	$54,822	$—	$—
Funded status at end of year	$(25,993)	$(21,588)	$(28,886)	$(23,096)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the other retiree benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $73,762,000 and $63,431,000 at December 31, 2010 and 2009, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income (“AOCI”), as reported in the accompanying Consolidated Balance Sheets:

(In Thousands)	Pension Benefits		Other Retiree Benefits
Years Ended December 31	2010	2009	2010	2009
Amounts recognized in AOCI
Unrecognized prior service cost	$18	$29	$(38)	$(92)
Unrecognized actuarial loss	32,719	30,212	6,795	3,457
Total amounts recognized in AOCI	$32,737	$30,241	$6,757	$3,365
The unrecognized prior service cost is being amortized on a straight-line basis over an average period of approximately 10 years. We anticipate amortization of prior service costs and net actuarial losses for our pension plan in 2011 to be $11,000 and $2,301,000, respectively. We anticipate amortization of our prior service costs and net actuarial losses for our postretirement benefit plan in 2011 to be $(32,000) and $360,000, respectively.

United Fire & Casualty Company Form 10-K | 2010

Net Periodic Benefit Cost
The components of the net periodic benefit cost for our plans are as follows:

(In Thousands)	Pension benefits			Other Retiree Benefits
Years Ended December 31	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$2,853	$2,747	$2,709	$1,514	$1,347	$1,225
Interest cost	4,569	4,218	3,872	1,433	1,222	1,086
Expected return on plan assets	(4,526)	(4,003)	(4,846)	—	—	—
Amortization of prior service cost	11	74	107	(54)	(55)	(55)
Amortization of net loss	2,181	2,411	1,185	71	—	24
Net periodic benefit cost	$5,088	$5,447	$3,027	$2,964	$2,514	$2,280
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

(In Thousands)	2011	2012	2013	2014	2015	2016-2020
Pension benefits	$2,749	$2,978	$3,249	$3,535	$3,754	$22,076
Other retiree benefits
Excluding Modernization Act subsidy	850	917	1,005	1,126	1,233	8,563
Expected Modernization Act subsidy	(85)	(99)	(114)	(129)	(144)	(975)
Other retiree benefits	$765	$818	$891	$997	$1,089	$7,588
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2010, 2009 and 2008, was $2,074,000, $927,000 and $974,000, respectively.
We have an employee stock ownership plan (the “ESOP”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the ESOP upon completion of one year of service, meeting the hourly requirements with United Fire and attaining 21 years of age. Contributions to the ESOP are made at our discretion. These contributions are based upon a percentage of the total payroll and are allocated to participants on the basis of compensation. We make contributions in stock or cash, which the trustee uses to acquire shares of United Fire stock to allocate to participants’ accounts. As of December 31, 2010, 2009 and 2008, the ESOP owned 234,107; 241,741; and 241,796 shares of United Fire common stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the ESOP of $100,000 in 2010 and $150,000 in both 2009 and 2008.

United Fire & Casualty Company Form 10-K | 2010

NOTE 10. STOCK OPTION PLANS
Non-qualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 833,495 authorized shares available for future issuance at December 31, 2010. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees that will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
Option awards granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10.0 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the 2008 Stock Plan are granted at the market value of our stock on the date of the grant and fully vest after 5.0 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. Restricted and unrestricted stock awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the 2008 Stock Plan is displayed in the following table.

	Year-Ended	Inception
Authorized Shares Available for Future Award Grants	December 31, 2010	to Date
Beginning balance	919,525	1,900,000
Number of awards granted	(114,255)	(1,139,230)
Number of awards forfeited or expired	28,225	72,725
Ending balance	833,495	833,495
Number of option awards exercised	250	167,292
Number of unrestricted stock awards vested	1,755	1,755
Number of restricted stock awards vested	—	—
Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
We have a non-employee director stock option and restricted stock plan that authorizes United Fire to grant restricted and unrestricted stock and non-qualified stock options to purchase 150,000 shares of United Fire's common stock with 37,003 options available for future issuance at December 31, 2010. The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted and unrestricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.

United Fire & Casualty Company Form 10-K | 2010

The activity in our non-employee director stock option and restricted stock plan is displayed in the following table:

	Year-Ended	Inception
Authorized Shares Available for Future Award Grants	December 31, 2010	to Date
Beginning balance	70,003	150,000
Number of awards granted	(33,000)	(119,000)
Number of awards forfeited or expired	—	6,003
Ending balance	37,003	37,003
Number of awards exercised	—	—
Analysis of Award Activity
The analysis below details the award activity for 2010 and the awards outstanding at December 31, 2010, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Yrs)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2010	912,566	$30.77
Granted	145,500	19.64
Exercised	(4,650)	16.18
Forfeited or expired	(28,225)	29.15
Outstanding at December 31, 2010	1,025,191	$29.30	6.21	$1,135
Exercisable at December 31, 2010	601,361	$31.05	5.08	$452
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2010) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $27,000, $4,000 and $125,000 in 2010, 2009 and 2008, respectively.
At December 31, 2010, we had 19,464 restricted stock awards outstanding, all of which were granted in May 2008 at a fair market value of $33.43 per share, which resulted in $634,000 of compensation expense to be recognized over a five-year vesting period. The intrinsic value of the unvested restricted stock awards outstanding totaled $434,000 and $355,000 at December 31, 2010 and 2009, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2010	2009	2008
Risk-free interest rate	3.03%	2.72%	3.32%
Expected volatility	59.03%	54.88%	26.57%
Expected option life (in years)	7	7	7
Expected dividends	$0.60	$0.60	$0.60
Weighted-average grant-date fair value of options granted during the year	$9.00	$7.52	$9.54

United Fire & Casualty Company Form 10-K | 2010

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$15.01 - 21.00	218,875	7.11	$17.33	75,825	$16.93
21.01 - 28.00	154,050	6.08	22.63	82,050	22.79
28.01 - 35.00	335,766	6.15	33.03	213,886	32.73
35.01 - 41.00	316,500	5.71	36.86	229,600	37.10
$15.01 - 41.00	1,025,191	6.21	$29.30	601,361	$31.05

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
Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 90.5 percent of our property and casualty insurance premiums earned for 2010. Our personal lines represented 9.5 percent of our property and casualty insurance premiums earned for 2010.
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
Seasonality
Our property and casualty insurance segment experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Although we experience some seasonality in our premiums written, premiums are earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but which are not limited to, hail, tornadoes, hurricanes and windstorms.

United Fire & Casualty Company Form 10-K | 2010

Disaster Charges and Other Related Expenses
In June 2008, our corporate headquarters was forced to close temporarily due to historic flooding in Cedar Rapids, Iowa, that caused extensive damage to the first and lower levels of our buildings. We recorded flood-related charges of $6,803,000, net of insurance, in 2008, and net insurance recoveries of $1,468,000 and $16,000 in 2009 and 2010, respectively. These charges primarily relate to costs incurred to clean up and restore our home office and contents. We have received insurance reimbursements totaling $34,000, $1,822,000 and $3,106,000, in 2010, 2009 and 2008, respectively, which offset all of the charges incurred in 2010 and 2009 and a portion of the charges incurred in 2008. There will be no further disaster charges or recoveries in 2011.
In September 2008, our New Orleans claims office in Metairie closed for three days due to Hurricane Gustav and our Gulf Coast regional office in Galveston, Texas, was temporarily closed for three weeks due to Hurricane Ike. We recorded $133,000, net of insurance, and $399,000 of hurricane-related expenses in 2009 and 2008, respectively, which primarily relates to costs incurred to remove damaged contents from the affected areas and establish a temporary facility for our Gulf Coast regional office. We have received insurance reimbursements totaling $275,000 in 2009, which offset a portion of the charges incurred in 2009. There were no such reimbursements recorded in 2008. There were no charges or recoveries for this disaster in 2010.
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
Life insurance in force, before ceded reinsurance, totaled $4,804,167,000 and $4,715,258,000 as of December 31, 2010 and 2009, respectively. Traditional life insurance products represented 64.1 percent and 62.8 percent of our insurance in-force at December 31, 2010 and 2009, respectively. Universal life insurance represented 33.2 percent and 34.3 percent of insurance in force at December 31, 2010 and 2009, respectively.
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

United Fire & Casualty Company Form 10-K | 2010

Premiums Earned by Segment
The following table set forth our net premiums earned by segment before intersegment eliminations:

(In Thousands)
Years Ended December 31	2010	2009	2008
Property and Casualty Insurance Segment
Net premiums earned
Fire and allied lines	$123,341	$124,582	$130,570
Other liability	113,555	119,587	134,429
Automobile	107,776	111,001	113,832
Workers’ compensation	45,174	51,992	52,792
Fidelity and surety	19,113	21,354	22,244
Reinsurance assumed	10,163	5,942	10,530
Other	1,251	1,219	1,184
Total net premiums earned	$420,373	$435,677	$465,581
Life Insurance Segment
Net premiums earned
Ordinary life (excluding Universal life)	$28,463	$23,842	$21,617
Universal life policy fees	10,774	10,554	9,653
Accident and health	1,538	1,634	1,790
Immediate annuities with life contingencies	8,354	6,755	4,505
Credit life	76	140	271
Group life	210	206	239
Total net premiums earned	$49,415	$43,131	$38,075
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for 2010, 2009 and 2008, are reported in the property and casualty insurance segment.

United Fire & Casualty Company Form 10-K | 2010

(In Thousands)
Years Ended December 31	2010	2009	2008
Property and Casualty Insurance Segment
Revenues
Net premiums earned	$420,373	$435,677	$465,581
Investment income, net of investment expenses	34,968	31,715	33,618
Realized investment gains (losses)	3,402	(6,815)	1,879
Other income (expense)	147	194	(55)
Total reportable segment	$458,890	$460,771	$501,023
Intersegment eliminations	10	(173)	(166)
Total revenues	$458,900	$460,598	$500,857
Net income (loss) before income taxes
Revenues	$458,890	$460,771	$501,023
Benefits, losses and expenses	420,374	500,855	537,569
Total reportable segment	$38,516	$(40,084)	$(36,546)
Intersegment eliminations	324	137	116
Income (loss) before income taxes	$38,840	$(39,947)	$(36,430)
Income tax expense (benefit)	4,114	(22,270)	(21,274)
Net income (loss)	$34,726	$(17,677)	$(15,156)
Assets
Total reportable segment	$1,591,392	$1,561,474	$1,495,883
Intersegment eliminations	(245,419)	(237,165)	(185,116)
Total assets	$1,345,973	$1,324,309	$1,310,767
Life Insurance Segment Revenues
Revenues
Net premiums earned	$49,415	$43,131	$38,075
Investment income, net of investment expenses	76,898	74,533	74,125
Realized investment gains (losses)	4,896	(6,364)	(12,262)
Other income	1,278	605	935
Total reportable segment	$132,487	$111,905	$100,873
Intersegment eliminations	(315)	(310)	(281)
Total revenues	$132,172	$111,595	$100,592
Net income before income taxes
Revenues	$132,487	$111,905	$100,873
Benefits, losses and expenses	112,810	100,528	97,464
Total reportable segment	$19,677	$11,377	$3,409
Intersegment eliminations	(134)	(136)	(115)
Income before income taxes	$19,543	$11,241	$3,294
Income tax expense	6,756	4,005	1,202
Net income	$12,787	$7,236	$2,092
Assets	$1,661,466	$1,578,235	$1,376,363
Consolidated Totals
Total consolidated revenues	$591,072	$572,193	$601,449
Total consolidated net income (loss)	$47,513	$(10,441)	$(13,064)
Total consolidated assets	$3,007,439	$2,902,544	$2,687,130

United Fire & Casualty Company Form 10-K | 2010

NOTE 12. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2010
Total revenues	$145,125	$148,014	$147,904	$150,029	$591,072
Income before income taxes	24,271	20,591	2,595	10,926	58,383
Net income	$19,392	$15,394	$3,640	$9,087	$47,513
Basic earnings per share (1)	$0.73	$0.58	$0.14	$0.35	$1.81
Diluted earnings per share (1)	0.73	0.58	0.14	0.35	1.80
Year Ended December 31, 2009					$—
Total revenues	$138,263	$134,046	$150,701	$149,183	$572,193
Income (loss) before income taxes	1,491	(11,360)	(18,589)	(248)	(28,706)
Net income (loss)	$3,270	$(5,334)	$(10,156)	$1,779	$(10,441)
Basic earnings (loss) per share (1)	$0.12	$(0.20)	$(0.38)	$0.07	$(0.39)
Diluted earnings (loss) per share (1)	0.12	(0.20)	(0.38)	0.07	(0.39)

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

NOTE 13. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share gives effect to all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options and restricted and unrestricted stock awards.
We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding stock options whose exercise price is less than the weighted-average fair market value of our common stock during the reporting period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of our common stock at the weighted-average fair market value of the stock during the reporting period. The net of the assumed stock options exercised and assumed common shares repurchased represents the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.
The components of basic and diluted earnings (loss) per share are displayed in the table below:

Years ended December 31	2010		2009		2008
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$47,513	$47,513	$(10,441)	$(10,441)	$(13,064)	$(13,064)
Weighted-average common shares outstanding	26,318	26,318	26,590	26,590	26,960	26,960
Add dilutive effect of restricted stock awards	—	19	—	—	—	—
Add dilutive effect of stock options	—	1	—	—	—	—
Weighted-average common shares for EPS calculation	26,318	26,338	26,590	26,590	26,960	26,960
Earnings (loss) per share	$1.81	$1.80	$(0.39)	$(0.39)	$(0.48)	$(0.48)
Awards excluded from diluted EPS calculation (1)	—	806	—	932	—	832
(1) Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

United Fire & Casualty Company Form 10-K | 2010

NOTE 14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in stockholders’ equity during a period except those resulting from investments by and dividends to stockholders.
The following table sets forth the components of our comprehensive income (loss) and the related tax effects for 2010, 2009 and 2008:

	Years Ended December 31
(In Thousands)	2010	2009	2008
Net income (loss)	$47,513	$(10,441)	$(13,064)

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$39,577	$74,624	$(102,745)
Adjustment for net realized (gains) losses included in income	(8,489)	13,179	10,383
Change in unrecognized employee benefit costs	(8,097)	(2,661)	(12,934)
Adjustment for costs included in employee benefit expense	2,209	2,430	1,261
Other comprehensive income (loss), before tax	$25,200	$87,572	$(104,035)
Income tax effect	(8,869)	(30,774)	36,411
Other comprehensive income (loss), after tax	$16,331	$56,798	$(67,624)

Comprehensive income (loss)	$63,844	$46,357	$(80,688)

NOTE 15. LEASE COMMITMENTS
At December 31, 2010, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $4,506,000, $4,209,000 and $4,085,000 for 2010, 2009 and 2008, respectively. Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expires in December 2014. The annual lease payments for this office space total approximately $2,100,000.
At December 31, 2010, our future minimum rental payments are as follows:

(In Thousands)
2011	$4,561
2012	3,701
2013	2,948
2014	2,344
2015	149
Thereafter	955
Total	$14,658

United Fire & Casualty Company Form 10-K | 2010

NOTE 16. CONTINGENT LIABILITIES
Legal Proceedings
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of December 31, 2010, there were approximately 90 individual policyholder cases pending and four class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
Several actions pending against various insurers, including us, were consolidated for purposes of pre-trial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. In August 2009, the federal trial court ruled in that case that certification of policyholder claims as a class would be inappropriate. The Federal Fifth Circuit Court of Appeals affirmed the denial of class certification. Federal court rulings in that case are not binding on state courts, which do not have to follow the federal court ruling on class certification.
Following an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, both state and federal courts have been reviewing pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In 2010, we concluded 130 of the approximately 215 lawsuits that were pending at December 31, 2009. Five new lawsuits were filed in 2010 against us, alleging entitlement to additional insurance recovery as a result of Katrina-related damage. We have asserted that these suits were not timely filed and should be dismissed, but no court has yet addressed the viability of these recently filed suits.
In July 2008, Lafayette Insurance Company participated in a hearing in St. Bernard Parish, Louisiana, after which the court entered an order certifying a class defined as all Lafayette Insurance Company personal lines policyholders within an eight parish area in and around New Orleans who sustained wind damage as a result of Hurricane Katrina and whose claims were at least partially denied or allegedly misadjusted. We appealed this order, and in a decision dated, November 30, 2010, the Louisiana Supreme Court ruled that certification of the class was improper and remanded the matter to the trial court for a determination of the merits of the claims of individually identified policyholders. In light of this decision, we believe it unlikely that class certification will be upheld in any of the other suits seeking class relief. As the claims of potential class members will likely not be addressed in class action litigation, the only recourse for policyholders dissatisfied with their insurance claim adjustment will be through litigation pursued by specifically named persons. While we believe that the allowable time for commencement of such litigation has passed, this issue has not yet been definitively decided by Louisiana courts, and it is possible that suits may still be commenced that are not subject to dismissal as untimely.
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

United Fire & Casualty Company Form 10-K | 2010

Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves are adequate. Our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims.
We are a defendant in two lawsuits filed in the Superior Court of New Jersey of Mercer County, Chancery Division, relating to our proposed merger with Mercer Insurance Group, Inc. Each of the lawsuits was filed as a class action on behalf of all of Mercer's stockholders and alleges, among other things, that the consideration that stockholders will receive in connection with the merger is inadequate, that Mercer's directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, and that we aided and abetted the breach of fiduciary duty by Mercer's directors. Each of the complaints seeks various forms of relief, including injunctive relief that would, if granted, prevent the merger from closing in accordance with the agreed-upon terms. We intend to aggressively defend these cases. While we believe that the claims asserted against United Fire, Mercer, and its directors are without merit, we, along with Mercer Insurance Group, are pursuing resolution of the suits.  We believe that any exposure on the part of United Fire is not material. Resolution of the litigation will remove the potential for delay in the shareholder vote which may be sought by the plaintiffs and the possibility of a consequential delay in the closing of the sale.
We consider all of our other litigation pending as of December 31, 2010, to be ordinary, routine, and incidental to our business.

United Fire & Casualty Company Form 10-K | 2010

Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Stockholders
United Fire & Casualty Company
We have audited the accompanying consolidated balance sheets of United Fire & Casualty Company (United Fire) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules of United Fire listed in Item 15(a)(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire & Casualty Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2011, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
February 28, 2011

United Fire & Casualty Company Form 10-K | 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of United Fire & Casualty Company is responsible for establishing and maintaining adequate internal control over financial reporting. United Fire & Casualty Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its Consolidated Financial Statements for external purposes in accordance with GAAP.
As of December 31, 2010, United Fire & Casualty Company’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, United Fire & Casualty Company’s management determined that effective internal control over financial reporting is maintained as of December 31, 2010, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire & Casualty Company included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2010. Their report, which expresses an unqualified opinion on the effectiveness of United Fire & Casualty Company’s internal control over financial reporting as of December 31, 2010, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Dated: February 28, 2011

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

United Fire & Casualty Company Form 10-K | 2010

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
United Fire & Casualty Company

We have audited United Fire & Casualty Company’s (United Fire) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, United Fire & Casualty Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Fire & Casualty Company as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
February 28, 2011

United Fire & Casualty Company Form 10-K | 2010

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES AT UNITED FIRE
The following table sets forth information as of December 31, 2010, concerning the following executive officers and other significant employees:

Name	Age	Position
Randy A. Ramlo*	49	President and Chief Executive Officer
Michael T. Wilkins*	47	Executive Vice President, Corporate Administration
Dianne M. Lyons*	47	Vice President and Chief Financial Officer
Brian S. Berta	46	Vice President, Great Lakes regional office
David E. Conner*	52	Vice President and Chief Claims Officer
Barrie W. Ernst*	56	Vice President and Chief Investment Officer
Kevin W. Helbing	45	Controller
David L. Hellen	58	Vice President, Denver regional office
Joseph B. Johnson	58	Vice President, Gulf Coast regional office
David A. Lange	53	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	49	Treasurer
Scott A. Minkel	48	Vice President, Information Services
Douglas L. Penn	61	Vice President, Midwest regional office
Dennis J. Richmann	46	Vice President, Fidelity and Surety
Neal R. Scharmer*	54	Vice President, General Counsel and Corporate Secretary
Allen R. Sorensen	52	Vice President, Corporate Underwriting
Colleen R. Sova	55	Vice President, e-Solutions
Timothy G. Spain	58	Vice President, Human Resources
*Executive Officers
A brief description of the business experience of these officers follows.

United Fire & Casualty Company Form 10-K | 2010

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
David A. Lange has served as one of our Corporate Secretaries since 1997.  He has been our Surety Claims Manager since 1987.  Mr. Lange began his employment with us in 1981, with an interruption in service from 1984 until 1987.
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
Douglas L. Penn is Vice President of our Midwest regional office, a position he has held since May 2007. Since joining us in 1974, Mr. Penn has served in a variety of capacities, including as Underwriting Manager, Marketing Representative and Commercial Underwriter.
Dennis J. Richmann was named our Vice President, Fidelity and Surety, in May 2006. He has been employed by us in various capacities since joining us in August 1988, most recently as Surety Bond Underwriting Manager.

United Fire & Casualty Company Form 10-K | 2010

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
The information required by this Item regarding our directors and corporate governance matters is included under the captions “Board of Directors,” subheading “Corporate Governance” and “Proposal 1-Election of Directors,” in our 2011 Proxy Statement, and is incorporated herein by reference. The information required by this Item regarding our Code of Ethics is included under the caption “Board of Directors,” subheading “Corporate Governance,” subpart “Code of Ethics” in our 2011 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the captions “Executive Compensation” and “Report of the Compensation Committee” in our 2011 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption “Board of Directors,” subheading “Compensation Committee,” subpart “Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the caption “Transactions with Related Persons” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is included under the caption “Proposal Two - Ratification of the Appointment of Independent Registered Public Accounting Firm,” subheading “Information About Our Independent Registered Public Accounting Firm” in our 2011 Proxy Statement and is incorporated herein by reference.

United Fire & Casualty Company Form 10-K | 2010

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2010 and 2009	87
Consolidated Statements of Income for the three years ended December 31, 2010	88
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010	89
Consolidated Statements of Cash Flows for the three years ended December 31, 2010	90
Notes to Consolidated Financial Statements	91

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	141
Schedule III: Supplementary Insurance Information	142
Schedule IV: Reinsurance	143
Schedule V: Valuation and Qualifying Accounts	144
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	145
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

United Fire & Casualty Company Form 10-K | 2010

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2010	(In Thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$160,275	$162,367	$162,313
States, municipalities and political subdivisions	593,872	625,055	625,051
Foreign governments	156,843	164,960	164,960
Public utilities	264,931	278,308	278,308
All other corporate bonds	1,018,546	1,064,181	1,064,181
Redeemable preferred stock	2,885	2,866	2,866
Total fixed maturities	$2,197,352	$2,297,737	$2,297,679
Equity securities
Common stocks
Public utilities	$6,849	$12,758	$12,758
Banks, trusts and insurance companies	12,647	58,462	58,462
Industrial, miscellaneous and all other	33,182	77,096	77,096
Nonredeemable preferred stocks	1,461	1,390	1,390
Total equity securities	$54,139	$149,706	$149,706
Mortgage loans on real estate	$6,497	$7,658	$6,497
Policy loans	7,875	7,875	7,875
Other long-term investments	20,041	20,041	20,041
Short-term investments	1,100	1,100	1,100
Total investments	$2,287,004	$2,484,117	$2,482,898

United Fire & Casualty Company Form 10-K | 2010

Schedule III. Supplementary Insurance Information

(In Thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other UnderwritingExpenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2010
Property and casualty (3)	$44,681	$603,090	$200,151	$420,373	$34,787	$289,437	$102,636	$28,003	$—	$414,908
Life, accident and health (1)	42,843	1,389,331	190	49,100	76,898	47,588	10,735	11,318	42,988	—
Total	$87,524	$1,992,421	$200,341	$469,473	$111,685	$337,025	$113,371	$39,321	$42,988	$414,908
Year Ended December 31, 2009
Property and casualty (3)	$45,562	$606,045	$205,703	$435,677	$31,542	$365,721	$105,606	$30,553	$—	$424,827
Life, accident and health (1)	46,943	1,321,600	307	42,821	74,533	40,670	9,287	8,745	41,652	—
Total	$92,505	$1,927,645	$206,010	$478,498	$106,075	$406,391	$114,893	$39,298	$41,652	$424,827
Year Ended December 31, 2008
Property and casualty (3)	$52,222	$586,109	$216,438	$465,581	$33,452	$393,349	$117,590	$19,146	$—	$459,571
Life, accident and health (1)	106,043	1,167,665	528	37,794	74,125	36,447	11,568	9,106	40,177	—
Total	$158,265	$1,753,774	$216,966	$503,375	$107,577	$429,796	$129,158	$28,252	$40,177	$459,571

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)
Pursuant to Regulation S-X, premiums written does not apply to life insurance companies. Please refer to the Statutory Financial Measures section of Part II, Item 7, for further explanation of this measure.

(3)	Disaster charges and other related expenses incurred in 2010, 2009 and 2008 are not included in this table. Please refer to the Consolidated Statements of Income for this amount.

United Fire & Casualty Company Form 10-K | 2010

Schedule IV. Reinsurance

(In Thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2010
Life insurance in force	$4,804,095	$959,145	$72	$3,845,022
Premiums earned
Property and casualty insurance	$441,303	$32,598	$11,668	$420,373	2.78%
Life, accident and health insurance	51,222	2,123	1	49,100	0.00%
Total	$492,525	$34,721	$11,669	$469,473	2.49%
Year Ended December 31, 2009
Life insurance in force	$4,715,138	$910,775	$120	$3,804,483
Premiums earned
Property and casualty insurance	$464,698	$36,925	$7,904	$435,677	1.81%
Life, accident and health insurance	44,754	1,935	2	42,821	0.00%
Total	$509,452	$38,860	$7,906	$478,498	1.65%
Year Ended December 31, 2008
Life insurance in force	$4,588,688	$836,784	$322	$3,752,226
Premiums earned
Property and casualty insurance	$490,840	$38,212	$12,953	$465,581	2.78%
Life, accident and health insurance	39,513	1,729	10	37,794	0.03%
Total	$530,353	$39,941	$12,963	$503,375	2.58%

United Fire & Casualty Company Form 10-K | 2010

Schedule V. Valuation And Qualifying Accounts

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2010	$688	$313	$—	$1,001
Year Ended December 31, 2009	655	33	—	688
Year Ended December 31, 2008	631	24	—	655

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2010	$5,647	$—	$1,643	$4,004
Year Ended December 31, 2009	5,647	—	—	5,647
Year Ended December 31, 2008	5,647	—	—	5,647

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

United Fire & Casualty Company Form 10-K | 2010

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In Thousands)
Affiliation with Registrant: United Fire and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2010	$44,681	$603,090	$200,151	$420,373	$3,593	$34,787	$335,315	$(45,878)	$102,636	$297,638	$414,908
2009	$45,562	$606,045	$205,703	$435,677	$(6,815)	$31,542	$339,507	$26,215	$105,606	$327,032	$424,827
2008	$52,222	$586,109	$216,438	$465,581	$1,879	$33,452	$392,801	$548	$117,590	$317,031	$459,571

United Fire & Casualty Company Form 10-K | 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE & CASUALTY COMPANY

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/28/2011

By:	/s/ Dianne M. Lyons
Dianne M. Lyons, Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	2/28/2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ Christopher R. Drahozal
	Jack B. Evans, Chairman and Director		Christopher R. Drahozal, Director

Date	2/28/2011	Date	2/28/2011

By	/s/ Thomas W. Hanley	By:	/s/ Douglas M. Hultquist

	Thomas W. Hanley, Director		Douglas M. Hultquist, Director

Date	2/28/2011	Date	2/28/2011

By	/s/ Casey D. Mahon	By	/s/ George D. Milligan

	Casey D. Mahon, Director		George D. Milligan, Director

Date	2/28/2011	Date	2/28/2011

By	/s/ James W. Noyce	By	/s/ Mary K. Quass

	James W. Noyce, Director		Mary K. Quass, Director

Date	2/28/2011	Date	2/28/2011

By	/s/ John A. Rife	By	/s/ Kyle D. Skogman

	John A. Rife, Vice Chairman and Director		Kyle D. Skogman, Director

Date	2/28/2011	Date	2/28/2011

By	/s/ Frank S. Wilkinson Jr.

Frank S. Wilkinson Jr., Director

Date	2/28/2011

United Fire & Casualty Company Form 10-K | 2010

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Merger among United Fire, Acquisition Corp. and Mercer		8-K		2.1	12/1/2010
3.1		Fourth Restated Articles of Incorporation		10-Q	6/30/2008	3.1	8/4/2008
3.2		First Amendment to Fourth Restated Articles of Incorporation		10-Q	6/30/2008	3.2	8/4/2008
3.3		Second Amendment to Fourth Restated Articles of Incorporation		10-Q	6/30/2008	3.3	8/4/2008
3.4		Third Amendment to Fourth Restated Articles of Incorporation		10-Q	6/30/2008	3.4	8/4/2008
3.5		Bylaws of United Fire & Casualty Company		8-K		99.2	11/20/2009
10.1		United Fire & Casualty Company Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		S-8		4.1	11/23/2005
10.3	*	Description of employment arrangement between United Fire & Casualty Company and Randy A. Ramlo		10-Q	6/30/2007	10.1	7/27/2007
10.4	*	United Fire & Casualty Annual Incentive Plan (Amended October 19, 2007)		10-Q	9/30/2007	10.2	10/25/2007
10.5	*	United Fire & Casualty Company’s Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	Form of United Fire & Casualty Company Non-qualified Employee Stock Option Agreement		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Option Issued Pursuant to United Fire & Casualty Company Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	United Fire & Casualty Company 2008 Stock Plan		8-K		99.1	5/22/2008
10.9	*	Form of Stock Award Agreement under United Fire & Casualty Company 2008 Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under United Fire & Casualty Company 2008 Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under United Fire & Casualty Company 2008 Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13	*	Form of Shareholder Support Agreement		8-K		10.1	12/1/2010
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 13 of the Notes to Consolidated Financial Statements	X
12		Statement Re Computation of Ratios	X
*Indicates a management contract or compensatory plan or arrangement.

United Fire & Casualty Company Form 10-K | 2010

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
14	Code of Ethics		10-K	12/31/2006	3.4	3/1/2007
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3	Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	X
*Indicates a management contract or compensatory plan or arrangement.