Form 10-Q
period 2011-03-31
UNITED FIRE & CASUALTY CO
filed 2011-05-10
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

As of May 5, 2011, 26,196,882 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
March 31, 2011

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Per Share Data and Number of Shares)	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $5,936 in 2011 and $6,422 in 2010)	$5,859	$6,364
Available-for-sale, at fair value (amortized cost $2,529,946 in 2011 and $2,178,666 in 2010)	2,619,909	2,278,429
Equity securities, at fair value (cost $68,602 in 2011 and $54,139 in 2010)	168,886	149,706
Trading securities, at fair value (amortized cost $12,592 in 2011 and $12,322 in 2010)	13,323	12,886
Mortgage loans	6,468	6,497
Policy loans	7,289	7,875
Other long-term investments	20,143	20,041
Short-term investments	1,100	1,100
	$2,842,977	$2,482,898

Cash and cash equivalents	$165,772	$180,057
Accrued investment income	32,318	28,977
Premiums receivable (net of allowance for doubtful accounts of $581 in 2011 and $1,001 in 2010)	168,728	124,459
Deferred policy acquisition costs	120,609	87,524
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,029 in 2011 and $33,397 in 2010)	36,480	21,554
Reinsurance receivables and recoverables	104,094	46,731
Prepaid reinsurance premiums	8,009	1,586
Income taxes receivable	19,486	17,772
Goodwill and intangible assets	31,853	—
Other assets	19,203	15,881
TOTAL ASSETS	$3,549,529	$3,007,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$913,336	$603,090
Life insurance	1,399,136	1,389,331
Unearned premiums	281,680	200,341
Accrued expenses and other liabilities	123,294	78,439
Deferred income taxes	15,179	19,814
Debt	82,900	—
Trust preferred securities	15,614	—
TOTAL LIABILITIES	$2,831,139	$2,291,015
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 26,195,552 shares issued and outstanding in both 2011 and 2010	$87,318	$87,318
Additional paid-in capital	136,622	136,147
Retained earnings	417,862	415,981
Accumulated other comprehensive income, net of tax	76,588	76,978
TOTAL STOCKHOLDERS’ EQUITY	$718,390	$716,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,549,529	$3,007,439
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

(In Thousands, Except Per Share Data	Three Months Ended March 31,
and Number of Shares)	2011	2010

Revenues
Net premiums earned	$114,204	$114,308
Investment income, net of investment expenses	27,063	27,968
Net realized investment gains
Other-than-temporary impairment charges	—	(342)
All other net realized gains	2,653	3,068
Total net realized investment gains	2,653	2,726
Other income	156	123
	$144,076	$145,125

Benefits, Losses and Expenses
Losses and loss settlement expenses	$76,182	$68,363
Future policy benefits	8,182	6,390
Amortization of deferred policy acquisition costs	26,046	26,516
Other underwriting expenses	16,057	9,213
Interest on policyholders’ accounts	10,670	10,801
	$137,137	$121,283
Income before income taxes	$6,939	$23,842
Federal income tax expense	1,129	4,729
Net Income	$5,810	$19,113
Weighted average common shares outstanding	26,195,552	26,435,269
Basic earnings per common share	0.22	0.72
Diluted earnings per common share	0.22	0.72
Cash dividends declared per common share	0.15	0.15
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Three Months Ended March 31, 2011

Common stock
Balance, beginning of year	$87,318
Shares repurchased	—
Shares issued for stock-based awards	—
Balance, end of period	$87,318

Additional paid-in capital
Balance, beginning of year	$136,147
Compensation expense and related tax benefit for stock-based award grants	475
Shares repurchased	—
Shares issued for stock-based awards	—
Balance, end of period	$136,622

Retained earnings
Balance, beginning of year	$415,981
Net income	5,810
Dividends on common stock ($0.15 per share)	(3,929)
Balance, end of period	$417,862

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$76,978
Change in net unrealized appreciation (1)	(750)
Change in underfunded status of employee benefit plans	360
Balance, end of period	$76,588

Summary of changes
Balance, beginning of year	$716,424
Net income	5,810
All other changes in stockholders’ equity accounts	(3,844)
Balance, end of period	$718,390
(1) The change in net unrealized appreciation is net of reclassification adjustments.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$5,810	$19,113
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	1,705	834
Depreciation and amortization	706	735
Stock-based compensation expense	489	447
Net realized investment gains	(2,653)	(2,726)
Net cash flows from trading investments	(205)	752
Deferred income tax expense	117	2,313
Changes in:
Accrued investment income	400	(1,389)
Premiums receivable	(8,447)	(4,153)
Deferred policy acquisition costs	(1,719)	(2,935)
Reinsurance receivables	830	1,352
Prepaid reinsurance premiums	(135)	(58)
Income taxes receivable	1,018	17,435
Other assets	6,355	1,642
Future policy benefits and losses, claims and loss settlement expenses	7,146	3,480
Unearned premiums	9,090	5,186
Accrued expenses and other liabilities	11,507	(10,969)
Deferred income taxes	2	(1,537)
Other, net	(748)	194
Total adjustments	$25,458	$10,603
Net cash provided by operating activities	$31,268	$29,716
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$4,847	$603
Proceeds from call and maturity of held-to-maturity investments	486	984
Proceeds from call and maturity of available-for-sale investments	197,447	86,868
Proceeds from short-term and other investments	1,548	2,781
Purchase of available-for-sale investments	(154,923)	(165,250)
Purchase of short-term and other investments	(454)	(2,850)
Change in securities lending collateral	—	(78,769)
Net purchases and sales of property and equipment	(100)	(629)
Acquisition of property and casualty company, net of cash acquired	(172,619)	—
Net cash used in investing activities	$(123,768)	$(156,262)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$31,242	$34,378
Withdrawals from investment and universal life contracts	(28,984)	(26,521)
Borrowings of short-term debt	79,900	—
Change in securities lending payable	—	78,769
Payment of cash dividends	(3,929)	(3,955)
Repurchase of common stock	—	(2,758)
Issuance of common stock	—	1
Tax benefit from issuance of common stock	(14)	—
Net cash provided by financing activities	$78,215	$79,914
Net Change in Cash and Cash Equivalents	$(14,285)	$(46,632)
Cash and Cash Equivalents at Beginning of Period	180,057	190,852
Cash and Cash Equivalents at End of Period	$165,772	$144,220
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire & Casualty Company or United Fire & Casualty Company and its consolidated subsidiaries and its affiliate, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and as a life insurer in 29 states.
Basis of Presentation
We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles (“GAAP”), we have made adjustments to present the accompanying unaudited Consolidated Financial Statements in conformity with GAAP. Certain financial information that is included in our Annual Report on Form 10-K, including certain financial statement footnote disclosures, are not required by the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and have been condensed or omitted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; and future policy benefits and losses, claims and loss settlement expenses.
In the preparation of the accompanying unaudited Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.
Certain prior year amounts have been reclassified to conform to the current year presentation.
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The review report of Ernst & Young LLP as of and for the three-month periods ended March 31, 2011, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”
Acquisition of Mercer Insurance Group
On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group for cash consideration of $191.5 million. Accordingly, the results of operations for Mercer Insurance Group have been included in the accompanying unaudited Consolidated Financial Statements from that date forward. After the acquisition, we market through over 1,000 independent agencies. The acquisition allows us to diversify our exposure to weather and other catastrophe risks across our geographic markets.

This transaction was accounted for under the purchase method of accounting using Mercer Insurance Group historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date. For additional information related to this acquisition, see Note 11, “Business Combinations.”
In connection with this acquisition, we incurred $5.5 million of expense related to change in control payments made to the former executive officers of Mercer Insurance Group.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2011 and 2010, we made no payments for income taxes. For the three-month period ended March 31, 2011, we received no tax refunds compared to tax refunds of $13.5 million for the same period of 2010, due to the overpayment of prior year tax and operating loss carrybacks.
We made no significant payments of interest for the three-month periods ended March 31, 2011 and 2010, other than for interest credited to policyholders’ accounts.
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
We reported a federal income tax expense of $1.1 million (at an effective tax rate of 16.3 percent) and $4.9 million (at an effective tax rate of 20.1 percent) for the three-month periods ended March 31, 2011 and 2010, respectively. Our effective tax rate is less than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We have recognized no liability for unrecognized tax benefits at March 31, 2011 or December 31, 2010, or at any time during the three-month period ended March 31, 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Refer to Note 3 “Fair Value of Financial Instruments” for the information required to be disclosed upon our adoption of the guidance, effective January 1, 2011.
Pending Adoption of Accounting Standards
Policy Acquisition Costs
In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be incremental and directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact that our adoption of the guidance, effective January 1, 2012, will have on our Consolidated Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2011 and December 31, 2010, is as follows:

March 31, 2011	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	$732	$9	$—	$741
Special revenue	4,655	96	104	4,647
Collaterialized mortgage obligations	72	3	—	75
Mortgage-backed securities	400	73	—	473
Total Held-to-Maturity Fixed Maturities	$5,859	$181	$104	$5,936
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government- sponsored enterprises
U.S. Treasury	$40,550	$742	$8	$41,284
Agency	110,243	33	1,514	108,762
States, municipalities and political subdivisions
General obligations	411,125	22,150	396	432,879
Special revenue	297,387	8,995	667	305,715
Foreign bonds
Canadian	63,330	3,374	280	66,424
Other foreign	88,521	4,458	246	92,733
Public utilities
Electric	221,575	9,457	941	230,091
Natural gas	46,824	2,195	328	48,691
Other	687	90	—	777
Corporate bonds
Banks, trusts and insurance companies	343,522	12,849	2,228	354,143
Transportation	19,514	760	33	20,241
Energy	162,539	5,470	135	167,874
Technology	127,571	5,647	354	132,864
Basic industry	142,477	5,013	419	147,071
Pharmaceutical	41,112	1,284	42	42,354
Retail	31,521	1,548	130	32,939
Restaurants	12,464	381	162	12,683
Food and beverage	70,598	2,302	148	72,752
Other	202,147	9,793	707	211,233
Collaterialized mortgage obligations	17,591	1,890	—	19,481
Mortgage-backed securities
Government	53,938	—	—	53,938
Other	1,034	—	—	1,034
Asset-backed securities	23,215	469	199	23,485
Redeemable preferred stocks	461	—	—	461
Total Available-For-Sale Fixed Maturities	$2,529,946	$98,900	$8,937	$2,619,909
Equity securities
Common stocks
Public utilities
Electric	$6,087	$5,195	$1	$11,281
Natural gas	838	1,310	—	2,148
Banks, trusts and insurance companies
Banks	11,479	33,856	57	45,278
Insurance	3,210	11,427	32	14,605
Other	1,621	1,917	—	3,538
All other common stocks
Transportation	247	—	—	247
Energy	5,402	7,535	2	12,935
Technology	11,086	7,689	110	18,665
Basic industry	8,039	10,720	—	18,759
Pharmaceutical	8,789	6,941	36	15,694
Retail	2,847	—	—	2,847
Restaurants	380	—	—	380
Food and beverage	1,839	3,446	—	5,285
Other	4,584	10,626	50	15,160
Nonredeemable preferred stocks	2,154	2	92	2,064
Total Available-for-Sale Equity Securities	$68,602	$100,664	$380	$168,886
Total Available-for-Sale Securities	$2,598,548	$199,564	$9,317	$2,788,795

December 31, 2010	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	731	10	—	741
Special revenue	5,106	102	108	5,100
Collateralized mortgage obligations	83	4	—	87
Mortgage-backed securities	444	50	—	494
Total Held-to-Maturity Fixed Maturities	$6,364	$166	$108	$6,422
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government- sponsored enterprises
U.S. Treasury	38,133	943	—	39,076
Agency	104,049	96	1,014	103,131
States, municipalities and political subdivisions
General obligations	371,788	22,327	338	393,777
Special revenue	216,245	9,782	594	225,433
Foreign bonds
Canadian	69,209	3,908	194	72,923
Other	85,434	4,588	268	89,754
Public utilities
Electric	203,405	11,247	519	214,133
Natural gas	56,873	2,560	359	59,074
Other	687	96	—	783
Corporate bonds
Banks, trusts and insurance companies	291,953	13,621	2,891	302,683
Transportation	22,836	871	57	23,650
Energy	150,873	7,041	110	157,804
Technology	102,768	6,048	396	108,420
Basic industry	122,075	5,526	237	127,364
Pharmaceutical	18,087	1,446	—	19,533
Retail	22,338	1,662	148	23,852
Restaurants	11,493	418	182	11,729
Food and beverage	53,385	2,760	90	56,055
Other	212,715	10,508	873	222,350
Collateralized mortgage obligations	17,564	2,013	—	19,577
Mortgage-backed securities	2	—	—	2
Asset-backed securities	6,754	572		7,326
Total Available-For-Sale Fixed Maturities	$2,178,666	$108,033	$8,270	$2,278,429
Equity securities
Common stocks
Public utilities
Electric	$6,011	$4,751	$1	$10,761
Natural gas	838	1,159	—	1,997
Banks, trusts and insurance companies
Banks	8,013	33,255	100	41,168
Insurance	3,129	11,320	41	14,408
Other	1,621	2,048	—	3,669
All other common stocks
Transportation	1	—	—	1
Energy	5,211	6,235	2	11,444
Technology	8,100	6,692	139	14,653
Basic industry	7,789	9,116	—	16,905
Pharmaceutical	6,678	6,651	62	13,267
Food and beverage	668	3,428	—	4,096
Other	4,619	11,369	41	15,947
Nonredeemable preferred stocks	1,461	3	74	1,390
Total Available-for-Sale Equity Securities	$54,139	$96,027	$460	$149,706
Total Available-for-Sale Securities	$2,232,805	$204,060	$8,730	$2,428,135

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at March 31, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$230	$239	$240,102	$246,093	$2,768	$2,741
Due after one year through five years	5,154	5,146	1,219,111	1,273,349	3,059	3,103
Due after five years through 10 years	3	3	915,756	941,930	—	—
Due after 10 years	—	—	59,199	60,599	6,765	7,479
Asset-backed securities	—	—	23,215	23,485	—	—
Mortgage-backed securities	400	473	54,972	54,972	—	—
Collateralized mortgage obligations	72	75	17,591	19,481	—	—
	$5,859	$5,936	$2,529,946	$2,619,909	$12,592	$13,323
Net Realized Investment Gains and Losses
Net realized gains or losses on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of realized investment gains resulting from investment sales, calls and other-than-temporary impairment (“OTTI”) charges are as follows:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Net realized investment gains (losses)
Fixed maturities	$1,386	$489
Equity securities	1,116	2,344
Trading securities	316	(92)
Other long-term investments	(165)	(15)
Total net realized investment gains	$2,653	$2,726
The proceeds and gross realized gains and losses on the sale of available-for-sale securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Proceeds from sales	$4,847	$602
Gross realized gains	90	402
Gross realized losses	516	—
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2011 and 2010.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains and losses. Our portfolio of trading securities had a fair value of $13.3 million and $12.9 million at March 31, 2011 and December 31, 2010 respectively.

The realized gains and losses attributable to the change in fair value during the reporting period of trading securities held at March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Trading
Realized gains	$195	$—
Realized losses	27	300
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $11.0 million at March 31, 2011.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$(5,083)	$25,987
Deferred policy acquisition costs	3,930	(7,236)
Income tax effect	403	(6,550)
Total change in net unrealized appreciation, net of tax	$(750)	$12,201
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2011 and December 31, 2010. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2011, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until such time as the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the unrealized losses reported for all of our equity securities at March 31, 2011, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at March 31, 2011. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2011 was $0.1 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(In Thousands)
March 31, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$595	$104	$595	$104
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$595	$104	$595	$104
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	2	$1,812	$8	—	$—	$—	$1,812	$8
Agency	14	49,082	918	8	35,450	596	84,532	1,514
States, municipalities and political subdivisions
General obligations	12	11,926	362	1	494	34	12,420	396
Special revenue	20	20,739	411	5	5,710	256	26,449	667
Foreign bonds
Canadian	1	5,602	250	1	1,716	30	7,318	280
Other foreign	2	5,574	91	2	4,341	155	9,915	246
Public utilities
Electric	5	12,021	69	7	21,446	872	33,467	941
Natural gas	1	1,102	65	2	4,740	263	5,842	328
Corporate bonds
Banks, trusts and insurance companies	9	27,903	360	26	31,244	1,868	59,147	2,228
Transportation	2	4,165	33	—	—	—	4,165	33
Energy	1	3,324	109	2	3,636	26	6,960	135
Technology	4	6,867	117	2	6,226	237	13,093	354
Basic industry	2	4,599	77	5	17,974	342	22,573	419
Pharmaceutical	—	—	—	1	2,721	42	2,721	42
Retail	4	8,346	130	—	—	—	8,346	130
Restaurants	1	3,316	162	—	—	—	3,316	162
Food and beverage	1	1,997	20	3	11,603	128	13,600	148
Other	7	20,981	481	3	7,014	226	27,995	707
Asset-backed securities	1	486	199	—	—	—	486	199
Total Available-For-Sale Fixed Maturities	89	$189,842	$3,862	68	$154,315	$5,075	$344,157	$8,937
Equity securities
Common stocks
Public utilities
Electric	—	$—	$—	4	$—	$1	$—	$1
Banks, trusts and insurance companies
Banks	—	—	—	1	499	57	499	57
Insurance	3	431	20	1	45	12	476	32
All other common stocks
Energy	3	306	2	—	—	—	306	2
Technology	1	202	5	2	410	105	612	110
Pharmaceutical	2	1,472	28	3	90	8	1,562	36
Other	3	271	16	2	153	34	424	50
Nonredeemable preferred stocks	—	—	—	2	1,140	92	1,140	92
Total Available-for-Sale Equity Securities	12	$2,682	$71	16	$2,337	$309	$5,019	$380
Total Available-for-Sale Securities	101	$192,524	$3,933	84	$156,652	$5,384	$349,176	$9,317
Total	101	$192,524	$3,933	86	$157,247	$5,488	$349,771	$9,421

(In Thousands)
December 31, 2010	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$590	$108	$590	$108
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$590	$108	$590	$108
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
Agency	12	$41,374	$626	7	$30,661	$388	$72,035	$1,014
States, municipalities and political subdivisions
General obligations	9	6,876	306	1	497	32	7,373	338
Special revenue	12	15,331	342	5	5,880	252	21,211	594
Foreign bonds
Canadian	1	5,687	194	—	—	—	5,687	194
Other	2	6,634	235	2	2,873	33	9,507	268
Public utilities
Electric	3	4,490	100	3	10,003	419	14,493	519
Natural gas	—	—	—	3	5,840	359	5,840	359
Corporate bonds
Banks, trusts and insurance companies	6	22,451	355	32	38,821	2,536	61,272	2,891
Transportation	3	5,249	57	—	—	—	5,249	57
Energy	—	—	—	1	3,340	110	3,340	110
Technology	3	5,924	58	3	9,151	338	15,075	396
Basic industry	2	3,218	34	3	10,236	203	13,454	237
Retail	3	6,058	140	1	2,308	8	8,366	148
Restaurants	1	3,313	182	—	—	—	3,313	182
Food and beverage	1	2,006	12	1	3,009	78	5,015	90
Other	10	29,811	677	6	9,241	196	39,052	873
Total Available-For-Sale Fixed Maturities	68	$158,422	$3,318	68	$131,860	$4,952	$290,282	$8,270
Equity securities
Common stocks
Public utilities
Electric	—	$—	$—	4	$—	$1	$—	$1
Banks, trusts and insurance companies
Banks	2	594	32	1	488	68	1,082	100
Insurance	1	260	28	1	43	13	303	41
All other common stock
Energy	3	306	2	—	—	—	306	2
Technology	2	287	15	1	371	124	658	139
Pharmaceutical	2	1,437	62	—	—	—	1,437	62
Other	1	79	11	2	158	30	237	41
Nonredeemable preferred stocks	—	—	—	2	1,158	74	1,158	74
Total Available-for-Sale Equity Securities	11	$2,963	$150	11	$2,218	$310	$5,181	$460
Total Available-for-Sale Securities	79	$161,385	$3,468	79	$134,078	$5,262	$295,463	$8,730
Total	79	$161,385	$3,468	81	$134,668	$5,370	$296,053	$8,838

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

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$5,936	$5,859	$6,422	$6,364
Available-for-sale fixed maturities	2,619,909	2,619,909	2,278,429	2,278,429
Equity securities	168,886	168,886	149,706	149,706
Trading securities	13,323	13,323	12,886	12,886
Mortgage loans	7,490	6,468	7,658	6,497
Policy loans	7,289	7,289	7,875	7,875
Other long-term investments	20,143	20,143	20,041	20,041
Short-term investments	1,100	1,100	1,100	1,100
Cash and cash equivalents	165,772	165,772	180,057	180,057
Accrued investment income	32,318	32,318	28,977	28,977
Liabilities
Policy reserves
Annuity (accumulations) (1)	$979,960	$950,839	$965,932	$948,920
Annuity (benefit payments)	105,808	87,590	102,511	86,874
(1) Annuity accumulations represent deferred annuity contracts which are currently earning interest.

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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2011, was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

(In Thousands)		Fair Value Measurements
Description	March 31, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$41,284	$—	$41,284	$—
Agency	108,762	—	108,762	—
States, municipalities and political subdivisions
General obligations	432,879	—	432,879	—
Special revenue	305,715	—	304,715	1,000
Foreign bonds
Canadian	66,424	—	66,424	—
Other	92,733	—	91,618	1,115
Public utilities
Electric	230,091	—	230,091	—
Natural gas	48,691	—	48,691	—
Other	777	—	777	—
Corporate bonds
Banks, trusts and insurance companies	354,143	—	342,746	11,397
Transportation	20,241	—	20,241	—
Energy	167,874	—	167,874	—
Technology	132,864	—	132,864	—
Basic industry	147,071	—	141,697	5,374
Pharmaceutical	42,354	—	42,354	—
Retail	32,939	—	32,939	—
Restaurants	12,683	—	12,683	—
Food and beverage	72,752	—	72,752	—
Other	211,233	—	205,262	5,971
Collateralized mortgage obligations	19,481	—	19,481	—
Mortgage-backed securities
Government	53,938	—	53,938	—
Other	1,034	—	1,034	—
Asset-backed securities	23,485	—	22,062	1,423
Redeemable preferred stocks	461	—	461	—
Total Available-For-Sale Fixed Maturities	$2,619,909	$—	$2,593,629	$26,280
Equity securities
Common stocks
Public utilities
Electric	$11,281	$11,281	$—	$—
Natural gas	2,148	2,148	—	—
Banks, trusts and insurance companies
Banks	45,278	40,475	—	4,803
Insurance	14,605	14,605	—	—
Other	3,538	3,538	—	—
All other common stocks
Transportation	247	247	—	—
Energy	12,935	12,935	—	—
Technology	18,665	18,632	33	—
Basic industry	18,759	18,759	—	—
Pharmaceutical	15,694	15,694	—	—
Retail	2,847	2,847	—	—
Restaurants	380	380	—	—
Food and beverage	5,285	5,285	—	—
Other	15,160	15,160	—	—
Nonredeemable preferred stocks	2,064	1,832	232	—
Total Available-for-Sale Equity Securities	$168,886	$163,818	$265	$4,803
Total Available-for-Sale Securities	$2,788,795	$163,818	$2,593,894	$31,083
TRADING
Fixed maturities
Bonds
Foreign bonds	$1,364	$—	$1,364	$—
Corporate bonds
Banks, trusts and insurance companies	1,194	—	1,194	—
Energy	3,007	—	3,007	—
Technology	3,367	—	3,367	—
Basic industry	1,348	—	1,348	—
Other	1,598	—	1,598	—
Redeemable preferred stocks	1,445	—	1,445	—
Total Trading Securities	$13,323	$—	$13,323	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$67,734	$67,734	$—	$—
Total	$2,870,952	$232,652	$2,607,217	$31,083

(In Thousands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government- sponsored enterprises
U.S. Treasury	$39,076	$—	$39,076	$—
Agency	103,131	—	103,131	—
States, municipalities and political subdivisions
General obligations	393,777	—	393,777	—
Special revenue	225,433	—	224,432	1,001
Foreign bonds
Canadian	72,923	—	72,923	—
Other	89,754	—	88,639	1,115
Public utilities
Electric	214,133	—	214,098	35
Natural gas	59,074	—	59,074	—
Other	783	—	783	—
Corporate bonds
Banks, trusts and insurance companies	302,683	—	290,625	12,058
Transportation	23,650	—	23,650	—
Energy	157,804	—	157,804	—
Technology	108,420	—	108,420	—
Basic industry	127,364	—	121,964	5,400
Pharmaceutical	19,533	—	19,533	—
Retail	23,852	—	23,852	—
Restaurants	11,729	—	11,729	—
Food and beverages	56,055	—	56,055	—
Other	222,350	—	216,329	6,021
Collateralized mortgage obligations	19,577	—	19,577	—
Mortgage-backed securities	2	—	2	—
Asset-backed securities	7,326	—	7,326	—
Total Available-For-Sale Fixed Maturities	$2,278,429	$—	$2,252,799	$25,630
Equity securities
Common stocks
Public utilities
Electric	$10,761	$10,761	$—	$—
Natural gas	1,997	1,997	—	—
Banks, trusts and insurance companies
Banks	41,168	39,633	—	1,535
Insurance	14,408	14,408	—	—
Other	3,669	3,669	—	—
All other common stocks
Transportation	1	1	—	—
Energy	11,444	11,444	—	—
Technology	14,653	14,622	31	—
Basic industry	16,905	16,905	—	—
Pharmaceutical	13,267	13,267	—	—
Food and beverage	4,096	4,096	—	—
Other	15,947	15,947	—	—
Nonredeemable preferred stocks	1,390	1,158	232	—
Total Available-for-Sale Equity Securities	$149,706	$147,908	$263	$1,535
Total Available-for-Sale Securities	$2,428,135	$147,908	$2,253,062	$27,165
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,283	$—	$2,283	$—
Corporate bonds
Banks, trusts and insurance companies	1,198	—	1,198	—
Energy	3,311	—	3,311	—
Technology	2,844	—	2,844	—
Other	384	—	384	—
Redeemable preferred stocks	2,866	1,476	1,390	—
Total Trading Securities	$12,886	$1,476	$11,410	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$34,384	$34,384	$—	$—
Total	$2,476,505	$184,868	$2,264,472	$27,165

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
For the three-month period ended March 31, 2011, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases made during the period, which were made from funds held in our money market accounts, and an increase in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2011	$1,001	$1,115	$35	$23,479	$—	$1,535	$27,165
Realized gains (1)	—	—	—	—	—	—	—
Unrealized losses (1)	—	—	(2)	(465)	—	—	(467)
Amortization	—	—	—	—	—	—	—
Purchases	—	—	—	—	1,423	3,268	4,691
Disposals	(1)	—	(33)	(272)	—	—	(306)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2011	$1,000	$1,115	$—	$22,742	$1,423	$4,803	$31,083
(1) Realized gains are recorded as a component of current operations whereas unrealized losses are recorded as a component of comprehensive income.
As a result of our acquisition of Mercer Insurance Group, $1.5 million in Level 3 securities are held by Mercer Insurance Group at the date of acquisition have been reported as “purchases.” The reported “disposals” relates to the receipt of principal on calls or sink fund bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Pension and Postretirement Periodic Benefit Cost

The components of the net periodic benefit cost for our plans are as follows:

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$713	$687	$379	$337
Interest cost	1,143	1,054	356	305
Expected return on plan assets	(1,132)	(1,001)	—	—
Amortization of prior service cost	3	19	(14)	(13)
Amortization of net loss	545	603	20	—
Net periodic benefit cost	$1,272	$1,361	$741	$629

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expected to contribute $6.0 million to the pension plan for the 2011 plan year. For the three-month period ended March 31, 2011, we contributed $0.8 million to the pension plan. We anticipate that the total contribution for the 2011 plan year will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 659,258 authorized shares available for future issuance at March 31, 2011. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
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

The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2011	Inception to Date
Beginning balance	833,495	1,900,000
Number of awards granted	(174,737)	(1,313,967)
Number of awards forfeited or expired	500	73,225
Ending balance	659,258	659,258
Number of option awards exercised	—	167,292
Number of unrestricted stock awards vested	—	1,755
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
We have a non-employee director stock option and restricted stock plan that authorizes United Fire to grant restricted and unrestricted stock and non-qualified stock options to purchase 150,000 shares of United Fire’s common stock with 10,009 authorized shares available for future issuance at March 31, 2011. The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted and unrestricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the plan.

The activity in our non-employee director stock option and restricted stock plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2011	Inception to Date
Beginning balance	37,003	150,000
Number of awards granted	(33,000)	(152,000)
Number of awards forfeited or expired	6,006	12,009
Ending balance	10,009	10,009
Number of awards exercised	—	—

Stock-Based Compensation Expense

For each of the three-month periods ended March 31, 2011 and 2010, we recognized stock-based compensation expense of $0.5 million and $0.4 million, respectively. As of March 31, 2011, we had $5.1 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2011 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2011	$1,338
2012	1,432
2013	996
2014	765
2015	533
2016	58
Total	$5,122

NOTE 6. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has six domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies and are therefore aggregated. The life insurance segment operates from our home office. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.

We evaluate the two segments on the basis of both statutory accounting practices prescribed by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables for the three-month periods ended March 31, 2011 and 2010, have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2011
Net premiums earned	$101,764	$12,532	$114,296
Investment income, net of investment expenses	8,781	18,329	27,110
Net realized investment gains	1,208	1,445	2,653
Other income	8	148	156
Total reportable segment	$111,761	$32,454	$144,215
Intersegment eliminations	(44)	(95)	(139)
Total revenues	$111,717	$32,359	$144,076
Net income	$3,350	$2,460	$5,810
Assets	$1,864,823	$1,684,706	$3,549,529
Invested assets	$1,302,553	$1,540,424	$2,842,977

Three Months Ended March 31, 2010
Net premiums earned	$101,979	$12,408	$114,387
Investment income, net of investment expenses	8,682	19,331	28,013
Net realized investment gains	2,176	550	2,726
Other income	(58)	181	123
Total reportable segment	$112,779	$32,470	$145,249
Intersegment eliminations	(45)	(79)	(124)
Total revenues	$112,734	$32,391	$145,125
Net income	$15,797	$3,316	$19,113
Assets	$1,326,278	$1,692,989	$3,019,267
Invested assets	$953,963	$1,501,685	$2,455,648

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In Thousands Except Per Share Data)	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$5,810	$5,810	$19,113	$19,113
Weighted-average common shares outstanding	26,196	26,196	26,435	26,435
Add dilutive effect of restricted stock awards	—	50	—	19
Add dilutive effect of stock options	—	6	—	—
Weighted-average common shares for EPS calculation	26,196	26,252	26,435	26,454
Earnings per common share	$0.22	$0.22	$0.72	$0.72
Awards excluded from diluted EPS calculation(1)	—	978	—	972

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity during the reporting period except those resulting from investments by stockholders and dividends to stockholders.

The following table sets forth the components of our comprehensive income and the related tax effects for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(In Thousands)	2011	2010
Net income	$5,810	$19,113

Other comprehensive income
Change in net unrealized appreciation on investments	1,500	21,477
Adjustment for net realized gains included in income	(2,653)	(2,726)
Adjustment for costs included in employee benefit expense	554	615
Other comprehensive income (loss), before tax	(599)	19,366
Income tax effect	209	(6,765)
Other comprehensive income (loss), after tax	(390)	12,601

Comprehensive income	$5,420	$31,714

NOTE 9. CONTINGENT LIABILITIES
Legal Proceedings
We have been named as a defendant in various lawsuits, including actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders, relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. As of March 31, 2011, there were approximately 76 individual policyholder cases pending and four class action cases pending. These cases have been filed in Louisiana state courts and federal district courts and involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption. Certain of these cases also claim a breach of duty of good faith or violations of Louisiana insurance claims-handling laws or regulations and involve claims for punitive or exemplary damages. Other cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.
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
Following an April 2008 Louisiana Supreme Court decision finding that flood damage was clearly excluded from coverage, both state and federal courts have been reviewing pending lawsuits seeking class certification and other pending lawsuits in order to expedite pre-trial discovery and to move the cases towards trial. In the first three months of 2011, we concluded 14 of the approximately 90 lawsuits that were pending at December 31, 2010. Five new lawsuits were filed in 2010 against us, alleging entitlement to additional insurance recovery as a result of Katrina-related damage. We have asserted that these suits were not timely filed and should be dismissed, but the Louisiana Supreme Court issued an opinion on March 15, 2011 that appears to allow for filing of suit even at this late date by personal lines policyholders.
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
We intend to continue to defend the cases related to losses incurred as a consequence of Hurricane Katrina. We have established our loss and loss settlement expense reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves are adequate. Our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims. In the three-month periods ended March 31, 2011 and 2010, we incurred $3.8 million and $5.4 million in adverse development from our previous estimates for Hurricane Katrina claims litigation.
We are a defendant in two lawsuits filed in the Superior Court of New Jersey of Mercer County, Chancery Division, relating to our proposed merger with Mercer Insurance Group. Each of the lawsuits was filed as a class action on behalf of all of Mercer Insurance Group stockholders and alleges, among other things, that the consideration that stockholders will receive in connection with the merger is inadequate, that Mercer Insurance Group directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, and that we aided and abetted the breach of fiduciary duty by Mercer Insurance Group’s directors. Each of the complaints seeks various forms of relief, including injunctive relief that would have, if granted, prevented the merger from closing in accordance with the agreed-upon terms. We aggressively defended these cases  and while we believe that the claims asserted against United Fire, Mercer Insurance Group, and its directors are without merit, we, along with Mercer Insurance Group, have negotiated a resolution of the suits. Court approval of the settlement is pending and is expected within the second or third quarter of 2011.  The exposure under the terms of the negotiated resolution is not a material obligation of United Fire or Mercer Insurance Group.  In the event that the court does not approve the negotiated resolution of the litigation, we believe that the exposure faced by United Fire and Mercer Insurance Group does not represent a material obligation.
We consider all of our other litigation pending as of March 31, 2011, to be ordinary, routine, and incidental to our business.

NOTE 10. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
In the course of completing control procedures with respect to the accounting close for the three-month period ended March 31, 2011, management discovered an error in the information utilized in the calculation of deferrable acquisition costs for the property and casualty insurance segment throughout 2010. The use of the incorrect information did not impact the overall annual expense recognized for the year ended December 31, 2010; however it did have an impact of the pattern of expense recognition across quarters. The following table sets forth our selected 2010 unaudited quarterly financial information as originally presented in our Annual Report on Form 10-K that was filed on March 1, 2011 and as adjusted for the calculation error. The adjusted amounts have been used throughout this Form 10-Q for comparative purposes.

(In Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
As Originally Presented
Year Ended December 31, 2010
Total revenues	$145,125	$148,014	$147,904	$150,029	$591,072
Income before income taxes	24,271	20,591	2,595	10,926	58,383
Net income	19,392	15,394	3,640	9,087	47,513
Basic earnings per share (1)	$0.73	$0.58	$0.14	$0.35	$1.81
Diluted earnings per share (1)	0.73	0.58	0.14	0.35	1.80

As Adjusted
Year Ended December 31, 2010
Total revenues	$145,125	$148,014	$147,904	$150,029	$591,072
Income before income taxes	23,842	18,340	1,492	14,709	58,383
Net income	19,113	13,931	2,923	11,546	47,513
Basic earnings per share (1)	$0.72	$0.53	$0.11	$0.44	$1.81
Diluted earnings per share (1)	0.72	0.53	0.11	0.44	1.80

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

NOTE 11. BUSINESS COMBINATIONS

On March 28, 2011, we purchased 100.0 percent of the outstanding voting stock of Mercer Insurance Group, which was funded through a combination of cash and short-term debt. The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed at the acquisition date has been allocated to goodwill and other intangible assets of the property and casualty insurance segment.
Due to the short time frame since the acquisition date, our procedures to allocate the purchase price are not complete. We are in the process of completing valuation procedures of the separately identifiable intangible assets acquired and assessing the related useful lives of those assets. The purchase price allocations below have been established on a preliminary basis and may be subject to adjustment within one year from the acquisition date. We expect to continue to obtain further information during the measurement period to assist us in determining the fair value of certain of the assets acquired and liabilities assumed. Any adjustment to the fair values that have been preliminarily established will be recognized in the period that the adjustment is identified.

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed of Mercer Insurance Group at the date of acquisition based on preliminary purchase price allocations:

(In Thousands)	March 28, 2011

Assets
Available-for-sale fixed maturity securities	$401,548
Equity securities	10,666
Cash and cash equivalents	18,855
Accrued investment income	3,741
Premiums receivable	35,822
Value of business acquired	27,436
Property and equipment	15,516
Reinsurance receivables and recoverables	58,193
Prepaid reinsurance premiums	6,289
Income taxes receivable	2,732
Deferred income taxes	4,543
Goodwill and intangible assets	31,438
Other assets	10,107
Total assets	$626,886

Liabilities
Reserves for losses, claims and loss settlement expenses	$310,647
Unearned premiums	72,249
Accrued expenses and other liabilities	33,902
Debt	3,000
Trust preferred securities	15,614
Total liabilities	$435,412
Total net assets acquired	$191,474
The fair value of available-for-sale fixed maturity securities is primarily based on quoted prices for similar financial instruments in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument. The fair value of equity securities is primarily based on unadjusted quoted prices in active markets for identical financial instruments that we have the ability to access.
The value of business acquired (“VOBA”) at the acquisition date is an intangible asset relating to the difference between the unearned premium reserves assumed in the transaction and the estimated fair value of the unexpired insurance policies, which consists of two components: (1) a provision for loss and loss settlement expenses that will be incurred as the premium and exposure is earned and (2) a provision for policy maintenance costs related to servicing those policies until they expire. Loss and loss settlement expenses are valued in a manner identical to that used for loss reserve valuation. Policy maintenance costs are valued based on estimates of future cash flows that are discounted to present value using duration matched risk-free interest rates. VOBA is reported as a component of deferred policy acquisition costs in the accompanying unaudited Consolidated Balance Sheet and will be substantially amortized over a twelve-month period from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in-force business.
The fair value of reserves for losses, claims and loss settlement expenses related to incurred claims, and reinsurance receivables and recoverables is determined using a valuation model that is based on actuarial estimates of future cash flows for the underwriting liabilities. These future cash flows are adjusted for the time value of money using duration matched risk-free interest rates, which approximate current U.S. Treasury bill rates, and a risk margin to compensate the acquirer for the risk associated with these liabilities.
The fair value of all other tangible assets and liabilities approximated their carrying values at the acquisition date due to their short-term duration.
The following is a summary of our unaudited pro forma historical results, as if Mercer Insurance Group had been acquired on January 1, 2010:

(In Thousands)	Three Months Ended March 31,
	2011	2010
Revenue	$180,901	$184,294
Net income (1)	1,902	22,864
Basic earnings per share	0.07	0.86
Diluted earnings per share	0.07	0.86
(1) The three-month period ended March 31, 2011, includes transaction related expenses incurred which reduced net income by $11.4 million.
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at January 1, 2010, nor are they necessarily indicative of future operating results. Annualized revenues of Mercer Insurance Group approximates $147.3 million.

NOTE 12. DEBT

As a result of our acquisition of Mercer Insurance Group, we have the following debt outstanding at March 31, 2011:

(In Thousands)
	Repayment of Funds are Due on or Before	Amount Due
Federal Home Loan Bank	September 26, 2011	$29,900
Bankers Trust Company	March 23, 2012 (1)	50,000
Union Bank of California	November 16, 2011	3,000
Total		$82,900
(1) The borrowing under the line of credit is due on March 23, 2012; however, we have agreed to prepay to the lender the outstanding amount of any loan or loans, plus interest, on or before the nine-month anniversary of the loan issuance date, which was March 24, 2011.
In the first quarter of 2011, United Life Insurance Company borrowed $29.9 million from the Federal Home Loan Bank. Under the terms of the loan, the effective interest rate is 0.37 percent and is calculated on a ratio of a 360 day year and the actual days. The loan agreement contains customary terms and conditions. Interest payments are due at maturity on this line. We deposited $35.2 million in collateral with Federal Home Loan Bank to secure that loan.
In the first quarter of 2011, we entered into a $50.0 million line of credit with Bankers Trust Company. For the three-month period ended March 31, 2011, we utilized our entire line of credit to assist in the funding of our acquisition of Mercer Insurance Group.Under the terms of our credit agreement, interest on outstanding notes is adjusted monthly to the annual London Interbank Offered Rate (“LIBOR”), as published in the Wall Street Journal, plus 180 basis points, calculated using a 360 day year and the actual days of the month the principal is outstanding. In addition, annually the line of credit incurs a facility charge of $25,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants including covenants that require us to maintain our A.M. Best rating, a debt to capitalization ratio and minimum stockholders equity.
In addition, Mercer Insurance Group has the ability to borrow up to $7.5 million on a bank line of credit with Union Bank of California. Under the terms of our credit agreement, the line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of March 31, 2011 was 3.25 percent. In addition, annually the line of credit incurs a facility charge of $10,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants, including covenants that require Mercer Insurance Group to maintain a minimum statutory surplus and to distribute from subsidiaries no more than 50.0 percent of allowable dividends.
We were in compliance with all covenants for all credit agreements as of March 31, 2011.

NOTE 13. TRUST PREFERRED SECURITIES
In connection with our acquisition of Mercer Insurance Group, we acquired the following Trust Preferred Securities previously issued by a subsidiary of Mercer Insurance Group. The following Trust Preferred Securities were outstanding as of March 31, 2011:

	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust I	12/4/2002	$5,028	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,015	LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,571	LIBOR + 4.05%	9/30/2033
Total Trust Preferred Securities		$15,614
Mercer Insurance Group had previously formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust Preferred Securities) and investing the proceeds thereof in Junior Subordinated Debentures of Mercer Insurance Group. Mercer Insurance Group holds $.5 million of equity securities to capitalize the Trusts. Trust Preferred Securities totaling $15.5 million were issued to the public.
Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust. The Trust issued 5.0 million shares of the Trust Preferred Securities at a price of $1 per share for $5.0 million. The Trust purchased $5.0 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on December 4, 2032. The annual effective rate of interest at March 31, 2011 is 8.74 percent.
Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust. The Trust issued $3.0 million shares of the Trust Preferred Securities at a price of $1 per share for $3.0 million. The Trust purchased $3.0 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on May 15, 2033. The annual effective rate of interest at March 31, 2011 is 8.9 percent.
Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust. The Trust issued 7.5 million shares of the Trust Preferred Securities at a price of $1 per share for $7.5 million. The Trust purchased $7.6 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on September 30, 2033. The annual effective rate of interest at March 31, 2011 is 8.89 percent.
Mercer Insurance Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20.0 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. Mercer Insurance Group entered into three interest rate swap agreements to economically hedge the floating interest rate on the Junior Subordinated Debentures (see Note 14, “Derivative Instruments and Hedging Activities”).

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Mercer Insurance Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III. Mercer Insurance Group has not exercised these rights as of March 31, 2011.

NOTE 14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Upon the acquisition of Mercer Insurance Group, we acquired three interest-rate swap agreements that hedge against interest rate risk on the trust preferred securities. The interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities issued by Mercer Insurance Group into a fixed rate without exchanging the instruments themselves. As of March 31, 2011, the interest-rate swap agreements had an aggregate notional principal amount of $15.5 million.

The interest rate swaps are designated as non-hedge instruments. Accordingly, the fair value of the interest rate swaps is recognized as an asset or liability, with changes in fair value recognized in earnings. The estimated fair value of the interest rate swaps is based on the valuation received from the financial institution counterparty (“counterparty”).

By using financial instruments to manage exposure to changes in interest rates, we are exposed to market and credit risk. In this instance, market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations in interest rates. Credit risk is the potential failure of the counterparty to perform under the terms of the contract. If the fair value of a contract is positive, the counterparty would owe, therefore exposing us to credit risk. The credit risk inherent has been minimized by entering into transactions with high-quality counterparties, whose credit rating is higher than Aa, as rated by Moody's.

A summary of the fair value of interest rate swaps outstanding as of March 31, 2011, is as follows:

	Three Months Ended March 31, 2011
(In Thousands)	Balance Sheet Location	Fair Value Liability
Interest rate swaps
Union Bank of California (Trust I)	Accrued expenses and other liabilities	$355
Union Bank of California (Trust II)	Accrued expenses and other liabilities	260
Union Bank of California (Trust III)	Accrued expenses and other liabilities	682
Total derivatives		$1,297

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of March 31, 2011, and the related consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire & Casualty Company as of December 31, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
May 10, 2011

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

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities; and the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition costs asset. These critical accounting estimates are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

INTRODUCTION

The purpose of the Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2010. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

This discussion and analysis is presented in these sections:

•	Our Business

•	Consolidated Financial Highlights

•	Results of Operations for Property and Casualty Insurance, Life Insurance and Investment Portfolio

•	Liquidity and Capital Resources

•	Statutory Financial Measures

OUR BUSINESS

Founded in 1946, United Fire & Casualty Company provides insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by more than 1,000 independent agencies. Our life insurance subsidiary is licensed in 29 states and is represented by more than 900 independent agencies.

We operate two business segments, each with a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, surety bonds and assumed insurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products.

We manage these business segments separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

For the three months ended March 31, 2011, property and casualty business accounted for 89.1 percent of our net premiums earned, of which 90.1 percent was generated from commercial lines. Life insurance business made up 10.9 percent of our net premiums earned, of which 68.8 percent was generated from traditional life insurance products.

For the three months ended March 31, 2011, more than half of our property and casualty premiums were written in Iowa, Texas, Missouri, Louisiana, and Illinois, and over three-fourths of our life insurance premiums, which excludes annuities, were written in Iowa, Illinois, Wisconsin, Minnesota and Nebraska.

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 6 “Segment Information” to the Consolidated Financial Statements.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, changes in reserves for future policy benefits, operating expenses and interest on policyholders’ accounts.
The profitability of our company is influenced by many factors, including price, competition, economic conditions, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. Management believes that climate change considerations will not have a material impact on our profitability, unless a connection between future increased extreme weather events and climate change is ultimately proven true.
To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, and effective and efficient use of technology.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2011	2010	%
Revenues
Net premiums earned	$114,204	$114,308	(0.1)%
Investment income, net of investment expenses	27,063	27,968	(3.2)
Net realized investment gains
Other-than-temporary impairment charges	—	(342)	—
All other net realized gains	2,653	3,068	(13.5)
Total net realized investment gains	2,653	2,726	(2.7)
Other income	156	123	26.8
	$144,076	$145,125	(0.7)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$76,182	$68,363	11.4
Increase in liability for future policy benefits	8,182	6,390	28.0
Amortization of deferred policy acquisition costs	26,046	26,516	(1.8)
Other underwriting expenses	16,057	9,213	74.3
Interest on policyholders' accounts	10,670	10,801	(1.2)
	$137,137	$121,283	13.1%
Income before income taxes	$6,939	$23,842	(70.9)%
Federal income tax expense	1,129	4,729	(76.1)
Net Income	$5,810	$19,113	(69.6)%

The following is a summary of our financial performance for the three-month periods ended March 31, 2011:

Consolidated Results of Operations

•
Net income was $5.8 million for the three-month period ended March 31, 2011, compared to $19.1 million for the same period of 2010. The deterioration is largely attributable to the assumed reinsurance losses of $10.0 million related to the New Zealand earthquake and the earthquake and tsunami in Japan. Also contributing were transaction costs totaling $7.9 million related to our acquisition of Mercer Insurance Group, Inc.

•
Net premiums written for the property and casualty insurance segment increased 3.3 percent in the three-month period ended March 31, 2011, compared to the same period of 2010, reflecting an increase in new business being written and a slight increase in retention rates.

•
Deferred annuity deposits decreased 17.0 percent in the three-month period ended March 31, 2011, as compared to the same period of 2010. Deferred annuity sales continued to decline, as interest rates remain at historic lows and as some consumers with a greater tolerance for risk are choosing to surrender their annuities and place the funds in products with greater risk and potentially greater return. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned; however, they do generate investment income.

•
Pre-tax catastrophe losses totaled $12.4 million for the three-month period ended March 31, 2011 (compared to $3.2 million in the same period of 2010) of which $12.0 million was related to our assumed reinsurance portfolio, while the remaining $.4 million in losses were the result of business written directly through agents.

•
Our combined ratio was affected by our assumed reinsurance losses and acquisition expenses for Mercer Insurance Group. It increased 14.3 percentage points to 106.5 percent in the three-month period ended March 31, 2011, from 92.2 percent in the same period of 2010.

Consolidated Financial Condition

•
Net cash outflow related to our annuity business was $6.2 million in the three-month period ended March 31, 2011, compared to $1.1 million in the same period of 2010. The decline is attributable to the decline in annuity deposits.

•
As of March 31, 2011, the book value per share of our common stock was $27.42. Under our share repurchase program, which expires in August 2011, we are authorized to purchase an additional 172,826 shares of common stock. We did not purchase shares of our common stock in the first quarter of 2011.

•	Net unrealized investment gains totaled $101.9 million as of March 31, 2011, a decrease of $.8 million or 0.7 percent since December 31, 2010.

•	Our stockholders' equity increased to $718.4 million at March 31, 2011, from $716.4 million at December 31, 2010.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2011	2010
Net premiums written (1)	$110,726	$107,124
Net premiums earned	$101,764	$101,979
Losses and loss settlement expenses	(71,665)	(63,628)
Amortization of deferred policy acquisition costs	(24,030)	(24,043)
Other underwriting expenses	(12,726)	(6,360)
Underwriting gain (loss) (1)	$(6,657)	$7,948

Investment income, net of investment expenses	8,737	8,637
Net realized investment gains
Other-than-temporary impairment charges	—	(36)
All other net realized gains	1,208	2,212
Total net realized investment gains	1,208	2,176
Other income	8	(58)
Income before income taxes	$3,296	$18,703

GAAP Ratios:
Net loss ratio	58.2%	59.3%
Catastrophes - effect on net loss ratio	12.2	3.1
Net loss ratio	70.4%	62.4%
Expense ratio (2)	36.1	29.8
Combined ratio	106.5%	92.2%
(1) The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices which, is a comprehensive basis of accounting other than U.S. GAAP.
(2) Includes policyholder dividends.

•	Net premiums written increased in the first quarter of 2011, compared to the same period in 2010.

◦    Commercial lines - We are encouraged by the increase in net premiums written, reflecting an increase in new business being written and a slight increase in policy retention rates. Overall, a sluggish economy continues to create financial concerns for our insureds, and the competitive pricing environment continues to impact our business. During the first quarter of 2011, we slightly reduced our commercial lines renewal pricing levels to retain quality accounts, keeping approximately 80.0 percent of our accounts, which is in line with our retention goals. New business pricing remained unchanged.

◦    Personal lines continues to provide positive growth in written premium, and we continue to be successful in obtaining increases in personal lines rates in certain states.

•
Federal income tax decreased $3.1 million in the first quarter of 2011, as compared to the same period in 2010, due to lower pretax income in 2011, the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

•
GAAP combined ratio increased by 14.3 percentage points compared to the first quarter of 2010, due primarily to the assumed reinsurance losses of $10.0 million related to the New Zealand earthquake and the earthquake and tsunami in Japan. Also contributing to the increase were transaction costs totaling $7.9 million related to our acquisition of Mercer Insurance Group.

◦    Losses and loss settlement expenses increased 12.6 percent in the first quarter of 2011, as compared to the same period in 2010. The deterioration is primarily due to our assumed catastrophe losses during the quarter.

◦    Noncatastrophe claims experience - overall claims frequency was relatively flat in the first quarter of 2011, while claims severity decreased slightly.

◦    Other underwriting expenses increased 100.1 percent in the first quarter of 2011, primarily due to transaction costs of $7.9 million related to our acquisition of Mercer Insurance Group that were incurred during the quarter.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three-month periods ended March 31, 2011 and 2010:

Three Months Ended March 31,
	2011			2010
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$27,929	$11,181	40.0%	$28,214	$18,841	66.8%
Fire and allied lines (2)	23,898	19,668	82.3	24,384	19,799	81.2
Automobile	22,694	13,658	60.2	23,010	13,830	60.1
Workers' compensation	11,638	9,891	85.0	11,218	4,278	38.1
Fidelity and surety	4,061	(9)	(0.2)	4,679	209	4.5
Miscellaneous	203	217	106.9	202	36	17.8
Total commercial lines	$90,423	$54,606	60.4%	$91,707	$56,993	62.1%

Personal lines
Fire and allied lines (3)	$6,247	$2,199	35.2%	$5,979	$2,067	34.6%
Automobile	3,744	1,863	49.8	3,467	2,881	83.1
Miscellaneous	123	2	1.6	87	(27)	(31.0)
Total personal lines	$10,114	$4,064	40.2%	$9,533	$4,921	51.6%
Reinsurance assumed	$1,227	$12,995	N/A	$739	$1,714	231.9%
Total	$101,764	$71,665	70.5%	$101,979	$63,628	62.4%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.

•
Other liability - The loss ratio improved 26.8 percentage points to 40.0 percent in the three months ended March 31, 2011, from 66.8 percent in the three months ended March 31, 2010. The improvement in our loss ratio was due to an overall decline in severity quarter over quarter.

•
Workers' compensation - The loss ratio deteriorated 46.9 percentage points to 85.0 percent in the three months ended March 31, 2011, from 38.1 percent in the three months ended March 31, 2010. The deterioration in this line was due to an increase in severity, as the result of several large losses that occurred in the first quarter of 2011.

•
Fidelity and surety - In the three months ended March 31, 2011, we had favorable development of 0.2 percent compared to a loss ratio of 4.5 percent in the three months ended March 31, 2010. The favorable development in this line is due to minimal losses in the first quarter of 2011, along with recoveries from salvage and subrogation on prior year claims.

•
Personal lines automobile - The loss ratio improved 33.3 percentage points to 49.8 percent in the three months ended March 31, 2011, from 83.1 percent in the three months ended March 31, 2010. The improvement in our loss ratio was due to an increase in our premiums earned along with a slight decrease in frequency and a reduction in the average claim size.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2011	2010
Revenues
Net premiums earned	$12,440	$12,329
Investment income, net	18,326	19,331
Net realized investment gains
Other-than-temporary impairment charges	—	(306)
All other net realized gains	1,445	856
Total net realized investment gains	1,445	550
Other income	148	181
Total Revenues	$32,359	$32,391

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,517	$4,735
Increase in liability for future policy benefits	8,182	6,390
Amortization of deferred policy acquisition costs	2,016	2,473
Other underwriting expenses	3,331	2,853
Interest on policyholders' accounts	10,670	10,801
Total Benefits, Losses and Expenses	$28,716	$27,252

Income Before Income Taxes	$3,643	$5,139

•	Net premiums earned was flat in the first quarter of 2011, as compared to the same period of 2010, as we generally experience in the first quarter.

•
Investment income decreased 5.2 percent in the first quarter of 2011, compared to the same period of 2010; as our fixed maturity securities were called or matured, we were unable to obtain the same level of return on the reinvestment of these funds.

•
Increase in liability for future policy benefits increased 28.0 percent in the first quarter of 2011, compared to the same period of 2010. This reflects the impact on our reserves of the growth in the sale our single premium whole life insurance product and the demographics of insureds who purchased that product.

•
Interest on policyholders' accounts decreased 1.2 percent for the first quarter of 2011, as compared to the same period of 2010. As the guaranteed interest period on policies expires, the interest rate credited to the policies is lower due to market rates being lower than the rates at the inception of the policy.

•
Deferred annuity sales decreased 17.0 percent in the first quarter of 2011, as compared to the same period of 2010. Deferred annuity sales continued to decline, as interest rates remain at historic lows and as some consumers with a greater tolerance for risk are choosing to surrender their annuities and place the funds in products with greater risk and potentially greater return. Deferred annuity sales are not recorded as a component of net premiums written or net premiums earned; however, they do generate investment income.

•	Net cash outflow related to our annuity business was $6.2 million in the first quarter of 2011, compared to $1.1 million in the same period of 2010.

Investment Portfolio

Our invested assets totaled $2,843.0 million at March 31, 2011, compared to $2,482.9 million at December 31, 2010. At March 31, 2011, fixed maturity securities comprised 92.4 percent of our investment portfolio, while equity securities accounted for 5.9 percent of the value of our portfolio. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at March 31, 2011, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$1,124,211	86.4%	$1,501,557	97.5%	$2,625,768	92.4%
Equity securities	147,670	11.3	21,216	1.4	168,886	5.9
Trading securities	13,323	1.0	—	—	13,323	0.5
Mortgage loans	—	—	6,468	0.4	6,468	0.2
Policy loans	—	—	7,289	0.5	7,289	0.3
Other long-term investments	16,249	1.2	3,894	0.2	20,143	0.7
Short-term investments	1,100	0.1	—	—	1,100	—
Total	$1,302,553	100.0%	$1,540,424	100.0%	$2,842,977	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2011, we classified $2,619.9 million, or 99.8 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,278.4 million, or 99.7 percent, at December 31, 2010. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2011 and December 31, 2010, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles. Our exposure to derivative instruments and hedging is described in detail in Note 14, “Derivative Instruments and Hedging Activities.”

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2011 and December 31, 2010. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	March 31, 2011		December 31, 2010
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$392,289	14.9%	$279,009	12.1%
AA	613,854	23.3	480,478	20.9
A	591,780	22.4	476,044	20.7
Baa/BBB	919,223	34.8	938,781	40.9
Other/Not Rated	121,945	4.6	123,367	5.4
	$2,639,091	100.0%	$2,297,679	100.0%

Changes in the credit ratings of our fixed maturity securities portfolio at March 31, 2011, from December 31, 2010, is primarily due to the inclusion of Mercer Insurance Group's invested assets in our portfolio at March 31, 2011.

Duration
Our investment portfolio comprises primarily fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claims liabilities. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal and opposite effect on these accounts. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations. The primary purpose for matching invested assets and claims liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely.

Group

The weighted average duration of our portfolio of fixed maturity securities, at March 31, 2011, is 5.9 years compared to 5.2 years at December 31, 2010.

Property and Casualty Insurance Segment

The weighted average duration of our portfolio of fixed maturity securities, at March 31, 2011, is 7.2 years compared to 6.5 years at December 31, 2010.

Life Insurance Segment

The weighted average duration of our portfolio of fixed maturity securities, at both March 31, 2011 and December 31, 2010, is 3.6 years.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are: volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events.
Our net investment income decreased 3.2 percent in the first quarter of 2011, as compared to the same period of 2010, as interest rates remain at a historical low. Net realized investment gains were $2.7 million in both the first quarter of 2011 and 2010. There were no other-than-temporary impairment charges in the first quarter of 2011 compared to $0.3 million in the same period of 2010.
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
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2011, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment losses in future periods on securities that we own at March 31, 2011, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily for loss and loss settlement expenses, payment of policyholder benefits under life insurance contracts; annuity withdrawals, operating expenses, dividends, pension plan contributions, and in recent years, common share repurchases.
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

The following table displays a summary of cash sources and uses in 2011 and 2010.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2011	2010
Cash provided provided by (used in)
Operating activities	$31,268	$29,716
Investing activities	(123,768)	(156,262)
Financing activities	78,215	79,914
Net decrease in cash and cash equivalents	$(14,285)	$(46,632)
Operating Activities
Net cash flows provided by operating activities totaled $31.3 million and $29.7 million for the three-month periods ended March 31, 2011 and 2010, respectively. Cash flows for the three-month period ended March 31, 2011, reflected a higher level of: property and casualty insurance premiums collected; loss and loss settlement expense payments; and operating expenses paid, as compared to the same period of 2010. Additionally, we experienced a lower level of investment income received.
Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2011 and 2010.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and portfolio, see the “Investment Portfolio” section contained in this item.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.5 billion, or 56.1 percent of our fixed maturity portfolio will mature.

We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2011, our cash and cash equivalents included $67.7 million related to these money market accounts, compared to $34.4 million at December 31, 2010.
Net cash flows used in investing activities totaled $123.8 million and $156.3 million for the three-month periods ended March 31, 2011 and 2010, respectively. In the three-month period ended March 31, 2011, we had cash inflows from sales of investments, scheduled and unscheduled investment maturities, redemptions and prepayments that totaled $204.3 million compared to $91.2 million for the same period in 2010.
Our cash outflows for investment purchases totaled $155.4 million for the three-month period ended March 31, 2011, compared to $168.1 million for the same period in 2010. In 2011, as in 2010, we have purchased a higher level of fixed maturity securities rather than other investment vehicles, such as short-term investments, which continue to be less profitable due to the lower market interest rates. In the three-month period ended March 31, 2011, we had cash outflows totaling $172.6 million related to our acquisition of Mercer Insurance Group.
Financing Activities
Net cash flows provided by financing activities totaled $78.2 million and $79.9 million for the three-month periods ended March 31, 2011 and 2010, respectively. Included in our 2010 cash flows was $78.8 million related to the change in our securities lending collateral for a program that was terminated in December 2010. Also impacting cash flows were borrowed funds totaling $79.9 million related to our acquisition of Mercer Insurance Group. For further discussion of this, please see Note 12. “Debt.”
In the three-month period ended March 31, 2011, net cash inflows from our life insurance segment's annuity and universal life deposits totaled $2.3 million, compared to $7.9 million for the same period of 2010, as interest rates continue to remain at historic lows and some consumers sought products with greater risk. In the three-month period ended March 31, 2011, we made no repurchases of our common stock, compared to $2.8 million in the same period in 2010.
Line of Credit
In the first quarter of 2011, we entered into a $50.0 million line of credit with Bankers Trust Company. This line of credit is available if our operating and investing cash flows are not sufficient to support our operations. For the three-month period ended March 31, 2011, we utilized our entire line of credit to assist in the funding of our acquisition of Mercer Insurance Group. For further discussion of the utilization of our line of credit, please see Note 12. “Debt.”
Under the terms of our credit agreement, interest on outstanding notes is adjusted monthly to the annual London Interbank Offered Rate (“LIBOR”), as published in the Wall Street Journal, plus 180 basis points, calculated using a 360 day year and the actual days of the month the principal is outstanding. In addition, annually the line of credit incurs a facility charge of $25,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants including covenants that require us to maintain our A.M. Best rating, a debt to capitalization ratio and minimum stockholders equity.
In addition, Mercer Insurance Group has the ability to borrow up to $7.5 million on a bank line of credit with Union Bank of California. Under the terms of our credit agreement, the line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of March 31, 2011 was 3.25 percent. In addition, annually the line of credit incurs a facility charge of $10,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants, including covenants that require Mercer Insurance Group to maintain a minimum statutory surplus and to distribute from subsidiaries no more than 50 percent of allowable dividends.
At the date of acquisition, Mercer Insurance Group had utilized $3.0 million of the outstanding line of credit.
We were in compliance with all covenants for all credit agreements as of March 31, 2011.

Stockholders' Equity
Stockholders' equity increased 0.3 percent to $718.4 million at March 31, 2011, from $716.4 million at December 31, 2010. The increase in our stockholders' equity was primarily attributable to net income of $5.8 million. This was partially offset by stockholder dividends of $3.9 million and net unrealized investment depreciation of $0.8 million, net of tax. At March 31, 2011, book value per share was $27.42 compared to $27.35 at December 31, 2010.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of March 31, 2011, our remaining potential contractual obligation was $11.0 million.

STATUTORY FINANCIAL MEASURES
United Fire and its subsidiaries are required to file financial statements based on statutory accounting principles in each of the states where our insurance companies are domiciled and licensed to conduct business. Management analyzes financial data and statements that are prepared in accordance with statutory accounting principles and GAAP.
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

	Three Months Ended March 31,
(In Thousands)	2011	2010
Net premiums written	$123,159	$119,436
Net change in unearned premium	(9,090)	(5,186)
Net change in prepaid reinsurance premium	135	58
Net premiums earned	$114,204	$114,308
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

Underwriting gain (loss) is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses and loss settlement expenses, amortization of deferred policy acquisition costs, and other underwriting expenses. We use this financial measure in evaluating the results of our operations and to analyze the profitability of our property and casualty insurance segment separately from our investment results.

Statutory surplus is the excess of admitted assets, those recognized and accepted by the state insurance laws to determine solvency, over liabilities.

NON-GAAP FINANCIAL MEASURES

We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance. The following Non-GAAP financial measure is utilized in this filing:
Catastrophe losses utilize the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation, such as Hurricane Katrina. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Three Months Ended March 31,
(In Thousands)	2011	2010
ISO catastrophes (1)	$357	$3,027
Non-ISO catastrophes (2)	12,065	129
Total catastrophes	$12,422	$3,156
(1) This number does not include development for Hurricane Katrina claims litigation totaling $3.8 million and $5.4 million for the three-month periods ended March 31, 2011 and 2010.
(2) This number includes international assumed losses.

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

It is our philosophy that we do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. However, as a result of our acquisition of Mercer Insurance Group in 2011, our investment portfolio does utilize derivative instruments and hedges. Our exposure to derivative instruments and hedging is described in detail in Note 14, “Derivative Instruments and Hedging Activities.”

In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2011, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

While our primary market risk exposure is change in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a detailed discussion of our legal proceedings, refer to Note 9. “Contingent Liabilities” in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our Share Repurchase Program, first announced in August 2007, we may purchase common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing company stock on the open market if (i) the trading price on NASDAQ drops below 130 percent of its book value, (ii) sufficient excess capital is available to purchase the stock, and (iii) we are optimistic about future market trends and the performance of our company. Our Share Repurchase Program may be modified or discontinued at any time. It is currently set to expire in August 2011. For the three-month period ended March 31, 2011, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Filed herewith
10.1	Loan Agreement, dated as of February 4, 2011, among United Life and Federal Home Loan Bank of Des Moines.	X
10.2	Terms of Agreement, dated as of March 24, 2011, between Federal Home Loan Bank and United Life Insurance Company	X
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

UNITED FIRE & CASUALTY COMPANY
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 10, 2011	May 10, 2011
(Date)	(Date)