Form 10-Q
period 2011-06-30
UNITED FIRE & CASUALTY CO
filed 2011-08-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

As of August 1, 2011, 25,880,210 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
June 30, 2011

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Per Share Data and Number of Shares)	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $5,699 in 2011 and $6,422 in 2010)	$5,664	$6,364
Available-for-sale, at fair value (amortized cost $2,526,183 in 2011 and $2,178,666 in 2010)	2,644,475	2,278,429
Equity securities, at fair value (cost $69,858 in 2011 and $54,139 in 2010)	166,315	149,706
Trading securities, at fair value (amortized cost $14,763 in 2011 and $12,322 in 2010)	15,058	12,886
Mortgage loans	6,423	6,497
Policy loans	7,328	7,875
Other long-term investments	20,647	20,041
Short-term investments	1,500	1,100
	$2,867,410	$2,482,898

Cash and cash equivalents	$177,414	$180,057
Accrued investment income	32,211	28,977
Premiums receivable (net of allowance for doubtful accounts of $715 in 2011 and $1,001 in 2010)	189,582	124,459
Deferred policy acquisition costs	111,290	87,524
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,962 in 2011 and $33,397 in 2010)	36,929	21,554
Reinsurance receivables and recoverables	124,840	46,731
Prepaid reinsurance premiums	8,477	1,586
Income taxes receivable	24,432	17,772
Goodwill and intangible assets	31,681	—
Other assets	17,668	15,881
TOTAL ASSETS	$3,621,934	$3,007,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$949,668	$603,090
Life insurance	1,419,797	1,389,331
Unearned premiums	302,133	200,341
Accrued expenses and other liabilities	133,217	78,439
Deferred income taxes	13,828	19,814
Debt	82,900	—
Trust preferred securities	15,618	—
TOTAL LIABILITIES	$2,917,161	$2,291,015
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 25,880,210 and 26,195,552 shares issued and outstanding in 2011 and 2010, respectively	$86,267	$87,318
Additional paid-in capital	132,200	136,147
Retained earnings	396,037	415,981
Accumulated other comprehensive income, net of tax	90,269	76,978
TOTAL STOCKHOLDERS’ EQUITY	$704,773	$716,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,621,934	$3,007,439
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

(In Thousands, Except Per Share Data	Three Months Ended June 30,		Six Months Ended June 30,
and Number of Shares)	2011	2010	2011	2010

Revenues
Net premiums earned	$152,210	$117,082	$266,414	$231,390
Investment income, net of investment expenses	27,741	28,291	54,804	56,259
Net realized investment gains
Other-than-temporary impairment charges	—	(117)	—	(459)
All other net realized gains	1,124	2,463	3,777	5,531
Total net realized investment gains	1,124	2,346	3,777	5,072
Other income	729	295	885	418
	$181,804	$148,014	$325,880	$293,139

Benefits, Losses and Expenses
Losses and loss settlement expenses	$135,811	$72,757	$211,993	$141,120
Future policy benefits	7,880	7,375	16,062	13,765
Amortization of deferred policy acquisition costs	43,732	27,922	69,778	54,438
Other underwriting expenses	14,720	10,973	30,777	20,186
Interest on policyholders’ accounts	10,657	10,647	21,327	21,448
	$212,800	$129,674	$349,937	$250,957

Income (loss) before income taxes	$(30,996)	$18,340	$(24,057)	$42,182
Federal income tax expense (benefit)	(13,082)	4,409	(11,953)	9,138
Net Income (Loss)	$(17,914)	$13,931	$(12,104)	$33,044

Weighted average common shares outstanding	26,101,842	26,356,353	26,148,438	26,395,593
Basic earnings (loss) per common share	(0.69)	0.53	(0.46)	1.25
Diluted earnings (loss) per common share	(0.69)	0.53	(0.46)	1.25
Cash dividends declared per common share	0.15	0.15	0.30	0.30
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Six Months Ended June 30, 2011

Common stock
Balance, beginning of year	$87,318
Shares repurchased (323,597 shares)	(1,078)
Shares issued for stock-based awards (8,255 shares)	27
Balance, end of period	$86,267

Additional paid-in capital
Balance, beginning of year	$136,147
Compensation expense and related tax benefit for stock-based award grants	945
Shares repurchased	(5,004)
Shares issued for stock-based awards	112
Balance, end of period	$132,200

Retained earnings
Balance, beginning of year	$415,981
Net income (loss)	(12,104)
Dividends on common stock ($0.30 per share)	(7,840)
Balance, end of period	$396,037

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$76,978
Change in net unrealized appreciation (1)	12,455
Change in underfunded status of employee benefit plans	836
Balance, end of period	$90,269

Summary of changes
Balance, beginning of year	$716,424
Net income (loss)	(12,104)
All other changes in stockholders’ equity accounts	453
Balance, end of period	$704,773
(1) The change in net unrealized appreciation is net of reclassification adjustments.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(12,104)	$33,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net accretion of bond premium	3,768	1,891
Depreciation and amortization	1,708	1,455
Stock-based compensation expense	939	878
Net realized investment gains	(3,777)	(5,072)
Net cash flows from trading investments	(2,104)	2,379
Deferred income tax expense (benefit)	(7,571)	2,976
Changes in:
Accrued investment income	507	(761)
Premiums receivable	(29,226)	(16,915)
Deferred policy acquisition costs	(6,373)	(4,614)
Reinsurance receivables	(5,883)	(7,374)
Prepaid reinsurance premiums	(602)	(86)
Income taxes receivable	(4,029)	11,464
Other assets	(806)	1,859
Future policy benefits and losses, claims and loss settlement expenses	52,813	12,659
Unearned premiums	29,542	16,881
Accrued expenses and other liabilities	25,493	(4,377)
Deferred income taxes	(1,019)	(2,325)
Other, net	(486)	(494)
Total adjustments	$52,894	$10,424
Net cash provided by operating activities	$40,790	$43,468
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$21,367	$3,402
Proceeds from call and maturity of held-to-maturity investments	709	1,603
Proceeds from call and maturity of available-for-sale investments	316,235	192,888
Proceeds from short-term and other investments	1,554	3,200
Purchase of available-for-sale investments	(292,808)	(277,962)
Purchase of short-term and other investments	(1,706)	(3,308)
Change in securities lending collateral	—	(75,013)
Net purchases and sales of property and equipment	3,486	(960)
Acquisition of property and casualty company, net of cash acquired	(172,619)	—
Net cash used in investing activities	$(123,782)	$(156,150)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$71,489	$70,669
Withdrawals from investment and universal life contracts	(57,263)	(55,437)
Borrowings of short-term debt	79,900	—
Change in securities lending payable	—	75,013
Payment of cash dividends	(7,840)	(7,910)
Repurchase of common stock	(6,082)	(3,689)
Issuance of common stock	139	23
Tax benefit from issuance of common stock	6	1
Net cash provided by financing activities	$80,349	$78,670
Net Change in Cash and Cash Equivalents	$(2,643)	$(34,012)
Cash and Cash Equivalents at Beginning of Period	180,057	190,852
Cash and Cash Equivalents at End of Period	$177,414	$156,840
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; goodwill and intangible assets; and future policy benefits and losses, claims and loss settlement expenses.
In the preparation of the accompanying unaudited Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.
Certain prior year amounts have been reclassified to conform to the current year presentation.
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The review report of Ernst & Young LLP as of and for the three- and six-month periods ended June 30, 2011, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”
Acquisition of Mercer Insurance Group
On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group for cash consideration of $191.5 million. Accordingly, the results of operations for Mercer Insurance Group have been included in the accompanying unaudited Consolidated Financial Statements from that date forward. After the acquisition, we market through over 1,200 independent property and casualty agencies. In addition, the acquisition allows us to diversify our exposure to weather and other catastrophe risks across our geographic markets.

This transaction was accounted for under the purchase method of accounting using Mercer Insurance Group historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date. For additional information related to this acquisition, see Note 10, “Business Combinations.”
In connection with this acquisition, we incurred $5.5 million of expense in the first quarter of 2011 related to change in control payments made to the former executive officers of Mercer Insurance Group.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2011 and 2010, we made payments for income taxes of $0.6 million and $10.5 million, respectively. For the six-month period ended June 30, 2011, we received no tax refunds compared to tax refunds of $13.5 million for the same period of 2010, that were received due to the overpayment of prior year tax and operating loss carrybacks.
We made no significant payments of interest for the six-month periods ended June 30, 2011 and 2010, other than for interest credited to policyholders’ accounts.
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
We reported a federal income tax benefit of $12.0 million and a federal income tax expense of $9.1 million for the six-month periods ended June 30, 2011 and 2010, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We have recognized no liability for unrecognized tax benefits at June 30, 2011 or December 31, 2010, or at any time during the six-month period ended June 30, 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2006. There are ongoing examinations of income tax returns by the Internal Revenue Service of the 2008 tax year, by the State of Illinois of the 2007 and 2008 tax years and by the State of Florida of the 2008 through 2010 tax years.
Recently Issued Accounting Standards
Adopted Accounting Standards
Fair Value Measurements
In January 2010, the Financial Accounting Standards Board ("FASB") issued revised accounting guidance that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, along with an explanation for the transfers. Additionally, a separate disclosure is required for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements. The guidance also provides additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements for assets and liabilities categorized as Level 2 or Level 3.
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
Pending Adoption of Accounting Standards
Policy Acquisition Costs
In October 2010, the FASB issued updated accounting guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be incremental and directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact that our adoption of the guidance, effective January 1, 2012, will have on our Consolidated Financial Statements.
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. We are currently evaluating the impact that our adoption of the guidance, effective January 1, 2013, will have on the information disclosed in our Consolidated Financial Statements.
Comprehensive Income
In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity.  Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. This new guidance is to be applied retrospectively. We have not adopted this guidance and currently we are evaluating the impact that our adoption of this guidance will have on the presentation of our Consolidated Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2011 and December 31, 2010, is as follows:

June 30, 2011	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	$733	$8	$—	$741
Special revenue
Midwest
North central - East	353	20	—	373
North central - West	268	19	—	287
Northeast	230	6	—	236
South	793	2	94	701
West	2,838	30	—	2,868
Collaterialized mortgage obligations	64	3	—	67
Mortgage-backed securities	385	41	—	426
Total Held-to-Maturity Fixed Maturities	$5,664	$129	$94	$5,699
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government- sponsored enterprises
U.S. Treasury	$40,100	$1,163	$—	$41,263
Agency	107,197	195	433	106,959
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	123,304	8,439	84	131,659
North central - West	74,823	5,612	—	80,435
Northeast	38,952	2,343	—	41,295
South	104,747	8,136	12	112,871
West	67,618	4,241	20	71,839
Special revenue
Midwest
North central - East	69,969	3,526	44	73,451
North central - West	51,540	2,620	96	54,064
Northeast	13,907	470	2	14,375
South	95,604	4,622	40	100,186
West	55,804	3,090	3	58,891
Foreign bonds
Canadian	63,569	3,596	159	67,006
Other foreign	98,242	4,940	217	102,965
Public utilities
Electric	218,289	12,012	327	229,974
Oil and gas	27,430	1,584	106	28,908
Other	9,044	343	—	9,387
Corporate bonds
Oil and gas	179,621	6,665	306	185,980
Chemicals	66,191	3,159	160	69,190
Basic resources	18,609	564	182	18,991
Construction and materials	20,409	737	—	21,146
Industrial goods and services	162,890	7,318	370	169,838

Auto and parts	12,680	611	41	13,250
Food and beverage	73,454	2,708	39	76,123
Personal and household goods	64,197	3,053	127	67,123
Health care	109,703	6,050	45	115,708
Retail	49,796	2,290	31	52,055
Media	40,239	1,980	99	42,120
Travel and leisure	5,867	12	50	5,829
Telecommunications	42,250	1,851	7	44,094
Utilities	10,500	619	—	11,119
Banks	142,485	6,814	929	148,370
Insurance	28,926	1,031	—	29,957
Real estate	21,732	2,811	202	24,341
Financial services	109,912	3,766	756	112,922
Technology	29,857	1,174	196	30,835
Collaterialized mortgage obligations
Government	30,339	2,360	8	32,691
Other	302	2	—	304
Mortgage-backed securities	39,108	570	2	39,676
Asset-backed securities	6,572	524	220	6,876
Redeemable preferred stocks	405	4	—	409
Total Available-For-Sale Fixed Maturities	$2,526,183	$123,605	$5,313	$2,644,475
Equity securities
Common stocks
Public utilities
Electric	$5,921	$4,945	$1	$10,865
Oil and gas	928	2,004	—	2,932
Other	76	4	—	80
Corporate
Oil and gas	5,094	7,126	—	12,220
Chemicals	2,734	3,649	—	6,383
Industrial good and services	9,427	15,158	55	24,530
Auto and parts	257	621	—	878
Food and beverage	2,124	3,861	—	5,985
Personal and household goods	6,857	3,729	—	10,586
Health care	7,612	7,365	134	14,843
Retail	2,609	491	63	3,037
Media	147	—	3	144
Telecommunications	2,399	3,741	3	6,137
Utilities	1,502	138	—	1,640
Banks	12,971	31,708	178	44,501
Insurance	3,209	10,025	8	13,226
Real estate	393	782	43	1,132
Financial services	300	241	—	541
Technology	1,664	1,436	17	3,083
Nonredeemable preferred stocks	3,634	19	81	3,572
Total Available-for-Sale Equity Securities	$69,858	$97,043	$586	$166,315
Total Available-for-Sale Securities	$2,596,041	$220,648	$5,899	$2,810,790

December 31, 2010	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	731	10	—	741
Special revenue
Midwest
North central - East	364	27	—	391
North central - West	488	23	—	511
Northeast	230	12	—	242
South	1,067	4	108	963
West	2,957	36	—	2,993
Collateralized mortgage obligations	83	4	—	87
Mortgage-backed securities	444	50	—	494
Total Held-to-Maturity Fixed Maturities	$6,364	$166	$108	$6,422
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government- sponsored enterprises
U.S. Treasury	38,133	943	—	39,076
Agency	104,049	96	1,014	103,131
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	121,273	6,634	137	127,770
North central - West	76,699	4,491	58	81,132
Northeast	27,861	1,664	—	29,525
South	92,795	6,555	53	99,297
West	53,160	2,983	90	56,053
Special revenue
Midwest
North central - East	59,063	2,205	175	61,093
North central - West	38,827	1,744	266	40,305
Northeast	4,505	247	9	4,743
South	71,486	3,405	144	74,747
West	42,363	2,182	—	44,545
Foreign bonds
Canadian	69,209	3,908	194	72,923
Other foreign	85,434	4,588	268	89,754
Public utilities
Electric	207,047	12,179	519	218,707
Oil and gas	53,919	1,724	359	55,284
Corporate bonds
Oil and gas	150,692	6,957	138	157,511
Chemicals	58,570	2,808	35	61,343
Basic resources	8,043	582	—	8,625
Construction and materials	19,385	873	—	20,258
Industrial goods and services	141,509	7,102	481	148,130
Auto and parts	13,453	1,003	—	14,456

Food and beverage	70,613	3,531	111	74,033
Personal and household goods	65,525	2,953	289	68,189
Health care	78,595	4,933	186	83,342
Retail	42,150	2,139	329	43,960
Media	33,276	1,786	—	35,062
Travel and leisure	5,882	61	77	5,866
Telecommunications	33,131	2,094	51	35,174
Utilities	13,620	521	—	14,141
Banks	117,506	5,817	1,689	121,634
Insurance	25,682	799	14	26,467
Real estate	20,903	1,101	267	21,737
Financial services	94,036	3,770	983	96,823
Technology	15,952	1,070	334	16,688
Collateralized mortgage obligations	17,564	2,013	—	19,577
Mortgage-backed securities	2	—	—	2
Asset-backed securities	6,754	572	—	7,326
Total Available-For-Sale Fixed Maturities	$2,178,666	$108,033	$8,270	$2,278,429
Equity securities
Common stocks
Public utilities
Electric	$5,921	$4,164	$1	$10,084
Oil and gas	928	1,746	—	2,674
Corporate
Oil and gas	4,903	6,235	—	11,138
Chemicals	2,734	3,345	—	6,079
Industrical goods and services	8,112	15,185	—	23,297
Auto and parts	704	922	—	1,626
Food and beverage	682	3,792	—	4,474
Personal and household goods	4,785	2,985	—	7,770
Health care	6,366	6,368	187	12,547
Retail	380	348	—	728
Travel and leisure	1	—	—	1
Telecommunications	2,150	3,138	—	5,288
Utilities	1,102	47	2	1,147
Banks	9,517	34,636	100	44,053
Insurance	3,129	11,320	41	14,408
Real estate	619	967	40	1,546
Financial services	282	—	15	267
Technology	363	826	—	1,189
Nonredeemable preferred stocks	1,461	3	74	1,390
Total Available-for-Sale Equity Securities	$54,139	$96,027	$460	$149,706
Total Available-for-Sale Securities	$2,232,805	$204,060	$8,730	$2,428,135

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at June 30, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$245	$251	$261,784	$268,500	$2,712	$2,798
Due after one year through five years	4,967	4,952	1,173,647	1,240,235	4,645	4,681
Due after five years through 10 years	3	3	950,562	990,505	496	495
Due after 10 years	—	—	63,869	65,688	6,910	7,084
Asset-backed securities	—	—	6,572	6,876	—	—
Mortgage-backed securities	385	426	39,108	39,676	—	—
Collateralized mortgage obligations	64	67	30,641	32,995	—	—
	$5,664	$5,699	$2,526,183	$2,644,475	$14,763	$15,058
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains resulting from investment sales, calls and other-than-temporary impairment (“OTTI”) charges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net realized investment gains (losses)
Fixed maturities	$1,048	$373	$2,434	$862
Equity securities	218	2,565	1,334	4,909
Trading securities	(38)	(592)	278	(684)
Other long-term investments	(104)	—	(269)	(15)
Total net realized investment gains	$1,124	$2,346	$3,777	$5,072
The proceeds and gross realized gains and losses on the sale of available-for-sale securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Proceeds from sales	$16,520	$2,800	$21,367	$3,402
Gross realized gains	261	1,513	351	1,915
Gross realized losses	172	—	688	—
There were no sales of held-to-maturity securities during the six-month periods ended June 30, 2011 and 2010.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $15.1 million and $12.9 million at June 30, 2011 and December 31, 2010, respectively.

The realized gains and losses attributable to the change in fair value during the reporting period of trading securities held at June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Trading
Realized gains	$(164)	$—	$31	$—
Realized losses	273	609	300	896
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $10.1 million at June 30, 2011.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
(In Thousands)	2011	2010
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$19,419	$24,526
Deferred policy acquisition costs	(257)	(11,576)
Income tax effect	(6,707)	(4,533)
Total change in net unrealized appreciation, net of tax	$12,455	$8,417
In the above table, changes in deferred policy acquisition costs for our life insurance segment are affected by fluctuations that may occur in the interest rate environment from time to time.
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2011 and December 31, 2010. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2011, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until such time as the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the unrealized losses reported for all of our equity securities at June 30, 2011, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at June 30, 2011. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2011 was $0.1 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(In Thousands)
June 30, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue
South	—	$—	$—	1	$601	$94	$601	$94
Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$601	$94	$601	$94
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
Agency	13	52,606	433	—	—	—	52,606	433
States, municipalities and political subdivisions
General obligations
Midwest	5	2,688	84	—	—	—	2,688	84
South	3	1,992	12	—	—	—	1,992	12
West	1	771	20	—	—	—	771	20
Special revenue
Midwest
North central - East	—	—	—	1	866	44	866	44
North central - West	3	1,637	29	2	2,647	67	4,284	96
Northeast	—	—	—	1	618	2	618	2
South	6	4,461	40	—	—	—	4,461	40
West	1	245	3	—	—	—	245	3
Foreign bonds
Canadian	2	7,403	159	—	—	—	7,403	159
Other foreign	5	14,658	190	1	1,115	27	15,773	217
Public utilities
Electric	5	18,982	216	1	1,171	111	20,153	327
Oil and gas	2	4,558	106	—	—	—	4,558	106
Corporate bonds
Oil and gas	6	22,175	306	—	—	—	22,175	306
Chemicals	2	8,374	160	—	—	—	8,374	160
Basic resources	2	7,992	182	—	—	—	7,992	182
Industrial goods and services	10	22,094	268	1	2,897	102	24,991	370
Auto and parts	2	3,117	41	—	—	—	3,117	41
Food and beverage	1	3,060	19	1	1,449	20	4,509	39
Personal and household goods	2	6,201	127	—	—	—	6,201	127
Health care	1	3,005	45	—	—	—	3,005	45
Retail	1	3,431	31	—	—	—	3,431	31
Media	3	7,008	99	—	—	—	7,008	99
Travel and leisure	4	5,016	50	—	—	—	5,016	50
Telecommunications	1	1,975	7	—	—	—	1,975	7
Banks	4	2,845	1	8	17,488	928	20,333	929
Real estate	1	2,297	28	1	4,469	174	6,766	202
Financial services	2	8,378	109	15	5,297	647	13,675	756

Technology	4	9,390	196	—	—	—	9,390	196
Collateralized mortgage obligations	8	1,476	8	—	—	—	1,476	8
Mortgage backed securities	—	—	—	3	745	2	745	2
Asset backed securities	2	466	220	—	—	—	466	220
Total Available-For-Sale Fixed Maturities	102	$228,301	$3,189	35	$38,762	$2,124	$267,063	$5,313
Equity securities
Common stocks
Public utilities	—	$—	$—	4	$—	$1	$—	$1
Corporate
Industrial goods and services	12	1,564	55	—	—	—	1,564	55
Health care	4	439	25	1	385	109	824	134
Retail	6	689	63	—	—	—	689	63
Media	1	144	3	—	—	—	144	3
Telecommunications	1	16	3	—	—	—	16	3
Banks	2	360	65	1	441	113	801	178
Insurance	1	79	2	1	50	6	129	8
Real estate	1	78	11	2	156	32	234	43
Technology	3	575	17	—	—	—	575	17
Nonredeemable preferred stocks	—	—	—	2	1,151	81	1,151	81
Total Available-for-Sale Equity Securities	31	$3,944	$244	11	$2,183	$342	$6,127	$586
Total Available-for-Sale Securities	133	$232,245	$3,433	46	$40,945	$2,466	$273,190	$5,899
Total	133	$232,245	$3,433	47	$41,546	$2,560	$273,791	$5,993

(In Thousands)
December 31, 2010	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$590	$108	$590	$108
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$590	$108	$590	$108
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
Agency	12	$41,374	$626	7	$30,661	$388	$72,035	$1,014
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	3	2,346	105	1	497	32	2,843	137
North central - West	1	860	58	—	—	—	860	58
South	2	947	53	—	—	—	947	53
West	3	2,723	90	—	—	—	2,723	90
Special revenue
Midwest
North central - East	7	8,275	96	2	2,554	79	10,829	175
North central - West	2	3,092	102	2	2,555	164	5,647	266
Northeast	—	—	—	1	771	9	771	9
South	3	3,964	144	—	—	—	3,964	144
Foreign bonds
Canadian	1	5,687	194	—	—	—	5,687	194
Other foreign	2	6,634	235	2	2,873	33	9,507	268
Public utilities
Electric	3	4,490	100	3	10,003	419	14,493	519
Oil and gas	—	—	—	3	5,840	359	5,840	359
Corporate bonds
Oil and gas	—	—	—	2	5,748	138	5,748	138
Chemicals	3	3,366	19	1	4,939	16	8,305	35
Industrial goods and services	5	13,642	170	3	9,748	311	23,390	481
Food and beverage	1	2,006	12	2	4,491	99	6,497	111
Personal and household goods	3	9,233	241	2	3,039	48	12,272	289
Health care	4	14,416	186	—	—	—	14,416	186
Retail	4	9,370	322	1	2,308	7	11,678	329
Travel and leisure	1	2,013	69	2	792	8	2,805	77
Telecommunications	2	2,696	51	—	—	—	2,696	51
Banks	1	2,920	18	15	28,887	1,671	31,807	1,689
Insurance	1	2,169	14	—	—	—	2,169	14
Real estate	1	4,539	177	1	2,256	90	6,795	267
Financial services	3	11,660	236	15	5,270	747	16,930	983
Other	—	—	—	3	8,628	334	8,628	334

Total Available-For-Sale Fixed Maturities	68	$158,422	$3,318	68	$131,860	$4,952	$290,282	$8,270
Equity securities
Common stocks
Public utilities	—	$—	$—	4	$—	$1	$—	$1
Corporate
Health care	2	1,437	63	1	371	124	1,808	187
Utilities	3	306	2	—	—	—	306	2
Banks	2	594	32	1	488	68	1,082	100
Insurance	1	260	28	1	43	13	303	41
Real estate	1	79	10	2	158	30	237	40
Financial services	1	267	15	—	—	—	267	15
Nonredeemable preferred stocks	—	—	—	2	1,158	74	1,158	74
Total Available-for-Sale Equity Securities	11	$2,963	$150	11	$2,218	$310	$5,181	$460
Total Available-for-Sale Securities	79	$161,385	$3,468	79	$134,078	$5,262	$295,463	$8,730
Total	79	$161,385	$3,468	81	$134,668	$5,370	$296,053	$8,838

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
For cash and cash equivalents and accrued investment income, carrying value is a reasonable estimate of fair value due to the short-term nature of these financial instruments.
We calculate the fair value of the liabilities for all of our annuity products based upon the estimated value of the business, using current market rates and forecast assumptions and risk-adjusted discount rates, when relevant observable market data does not exist.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$5,699	$5,664	$6,422	$6,364
Available-for-sale fixed maturities	2,644,475	2,644,475	2,278,429	2,278,429
Equity securities	166,315	166,315	149,706	149,706
Trading securities	15,058	15,058	12,886	12,886
Mortgage loans	7,273	6,423	7,658	6,497
Policy loans	7,328	7,328	7,875	7,875
Other long-term investments	20,647	20,647	20,041	20,041
Short-term investments	1,500	1,500	1,100	1,100
Cash and cash equivalents	177,414	177,414	180,057	180,057
Accrued investment income	32,211	32,211	28,977	28,977
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,003,859	$962,819	$965,932	$948,920
Annuity (benefit payments)	110,213	90,359	102,511	86,874
(1) Annuity accumulations represent deferred annuity contracts which are currently earning interest.

Current accounting guidance on fair value measurements includes the application of a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial instruments that are recorded at fair value are categorized into a three-level hierarchy, which is based upon the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (i.e., Level 1) and the lowest priority to unobservable inputs (i.e., Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the financial instrument.
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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2011 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

(In Thousands)		Fair Value Measurements
Description	June 30, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$41,263	$—	$41,263	$—
Agency	106,959	—	106,959	—
States, municipalities and political subdivisions
General obligations
North central - East	131,659	—	131,659	—
North central - West	80,435	—	80,435	—
Northeast	41,295	—	41,295	—
South	112,871	—	112,871	—
West	71,839	—	71,839	—
Special revenue
North central - East	73,451	—	72,511	940
North central - West	54,064	—	54,064	—
Northeast	14,375	—	14,375	—
South	100,186	—	100,186	—
West	58,891	—	58,891	—
Foreign bonds
Canadian	67,006	—	67,006	—
Other foreign	102,965	—	101,850	1,115
Public utilities
Electric	229,974	—	229,974	—
Oil and gas	28,908	—	28,908	—
Other	9,387	—	9,387	—
Corporate bonds
Oil and gas	185,980	—	185,980	—
Chemicals	69,190	—	69,190	—
Basic resources	18,991	—	18,991	—
Construction and materials	21,146	—	21,146	—
Industrial goods and services	169,838	—	169,838	—
Auto and parts	13,250	—	13,250	—
Food and beverage	76,123	—	76,123	—
Personal and household goods	67,123	—	64,674	2,449
Health care	115,708	—	115,708	—
Retail	52,055	—	52,055	—
Media	42,120	—	42,120	—
Travel and leisure	5,829	—	5,829	—
Telecommunications	44,094	—	44,094	—
Utilities	11,119		11,119	—
Banks	148,370	—	148,370	—
Insurance	29,957	—	29,957	—
Real estate	24,341	—	20,934	3,407
Financial services	112,922	—	112,922	—
Technology	30,835	—	30,835	—
Collateralized mortgage obligations
Government	32,691	—	32,691	—
Other	304	—	304	—

Mortgage-backed securities	39,676	—	39,676	—
Asset-backed securities	6,876	—	6,561	315
Redeemable preferred stocks	409	—	409	—
Total Available-For-Sale Fixed Maturities	$2,644,475	$—	$2,636,249	$8,226
Equity securities
Common stocks
Public utilities
Electric	$10,865	$10,865	$—	$—
Oil and gas	2,932	2,932	—	—
Other	80	80	—	—
Corporate
Oil and gas	12,220	12,220	—	—
Chemicals	6,383	6,383	—	—
Industrial goods and services	24,530	24,530	—	—
Autos and parts	878	878	—	—
Food and beverage	5,985	5,985	—	—
Personal and household goods	10,586	10,586	—	—
Health care	14,843	14,843	—	—
Retail	3,037	3,037	—	—
Media	144	144	—	—
Telecommunications	6,137	6,137	—	—
Utilities	1,640	1,640	—	—
Banks	44,501	39,694	—	4,807
Insurance	13,226	13,226	—	—
Real estate	1,132	1,132	—	—
Financial services	541	541	—	—
Technology	3,083	3,083	—	—
Nonredeemable preferred stocks	3,572	1,853	1,719	—
Total Available-for-Sale Equity Securities	$166,315	$159,789	$1,719	$4,807
Total Available-for-Sale Securities	$2,810,790	$159,789	$2,637,968	$13,033
TRADING
Fixed maturities
Bonds
Foreign bonds
Canadian	1,566	—	1,566	—
Other foreign	1,372	—	1,372	—
Corporate
Basic resources	1,347	—	1,347	—
Food and beverage	1,098	—	1,098	—
Health care	1,952	—	1,952	—
Utilities	1,447	—	1,447	—
Banks	2,383	—	2,383	—
Insurance	495	—	495	—
Real estate	431	—	431	—
Redeemable preferred stocks	2,967	—	2,967	—
Total Trading Securities	$15,058	$—	$15,058	$—
Short-Term Investments	$1,500	$1,500	$—	$—
Money Market Accounts	$83,099	$83,099	$—	$—
Total	$2,910,447	$244,388	$2,653,026	$13,033

(In Thousands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government- sponsored enterprises
U.S. Treasury	$39,076	$—	$39,076	$—
Agency	103,131	—	103,131	—
States, municipalities and political subdivisions
General obligations
North central - East	127,770	—	127,770	—
North central - West	81,132	—	81,132	—
Northeast	29,525	—	29,525	—
South	99,297	—	99,297	—
West	56,053	—	56,053	—
Special revenue
North central - East	61,093	—	60,092	1,001
North central - West	40,305	—	40,305	—
Northeast	4,743	—	4,743	—
South	74,747	—	74,747	—
West	44,545	—	44,545	—
Foreign bonds
Canadian	72,923	—	72,923	—
Other foreign	89,754	—	88,639	1,115
Public utilities
Electric	218,707	—	218,672	35
Oil and gas	55,284	—	55,284	—
Corporate bonds
Oil and gas	157,511	—	157,511	—
Chemicals	61,343	—	61,343	—
Basic resources	8,625	—	8,625	—
Construction and materials	20,258	—	20,258	—
Industrial goods and services	148,130	—	145,233	2,897
Auto and parts	14,456	—	14,456	—
Food and beverage	74,033	—	72,551	1,482
Personal and household goods	68,189	—	65,686	2,503
Health care	83,342	—	83,342	—
Retail	43,960	—	43,960	—
Media	35,062	—	35,062	—
Travel and leisure	5,866	—	5,866	—
Telecommunications	35,174	—	35,174	—
Utilities	14,141	—	14,141	—
Banks	121,634	—	114,111	7,523
Insurance	26,467	—	26,467	—
Real estate	21,737	—	13,764	7,973
Financial services	96,823	—	95,722	1,101
Technology	16,688	—	16,688	—
Collateralized mortgage obligations	19,577	—	19,577	—
Mortgage-backed securities	2	—	2	—
Asset-backed securities	7,326	—	7,326	—
Total Available-For-Sale Fixed Maturities	$2,278,429	$—	$2,252,799	$25,630

Equity securities
Common stocks
Public utilities
Electric	$10,084	$10,084	$—	$—
Oil and gas	2,674	2,674	—	—
Corporate
Oil and gas	11,138	11,138	—	—
Chemicals	6,079	6,079	—	—
Industrial goods and services	23,297	23,297	—	—
Auto and parts	1,626	1,626	—	—
Food and beverage	4,474	4,474	—	—
Personal and household goods	7,770	7,770	—	—
Health care	12,547	12,547	—	—
Retail	728	728	—	—
Travel and leisure	1	1	—	—
Telecommunications	5,288	5,257	31	—
Utilities	1,147	1,147	—	—
Banks	44,053	42,518	—	1,535
Insurance	14,408	14,408	—	—
Real estate	1,546	1,546	—	—
Financial services	267	267	—	—
Technology	1,189	1,189	—	—
Nonredeemable preferred stocks	1,390	1,158	232	—
Total Available-for-Sale Equity Securities	$149,706	$147,908	$263	$1,535
Total Available-for-Sale Securities	$2,428,135	$147,908	$2,253,062	$27,165
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,283	$—	$2,283	$—
Corporate bonds
Oil and gas	2,843	—	2,843	—
Health care	1,917	—	1,917	—
Utilities	1,394	—	1,394	—
Banks	1,198	—	1,198	—
Financial services	384	—	384	—
Redeemable preferred stocks	2,867	1,476	1,391	—
Total Trading Securities	$12,886	$1,476	$11,410	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$34,384	$34,384	$—	$—
Total	$2,476,505	$184,868	$2,264,472	$27,165

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
For the six-month period ended June 30, 2011, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases (and disposals) made during the period, which were made from funds held in our money market accounts, and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the period.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at April 1, 2011	$1,000	$1,115	$22,742	$1,423	$4,803	$31,083
Realized gains (1)	—	—	—	12	—	12
Unrealized gains (1)	—	—	415	1	—	416
Amortization	—	—	—	(15)	—	(15)
Purchases	—	—	—	13	4	17
Disposals	(60)	—	(145)	(1,119)	—	(1,324)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	(17,156)	—	—	(17,156)
Balance at June 30, 2011	$940	$1,115	$5,856	$315	$4,807	$13,033
(1) Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The securities reported as “transfers out” relate to securities where an updated market value was available and the securities were transferred from Level 3 to either Level 1 or 2. The reported “disposals” relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2011	$1,001	$1,115	$35	$23,479	$—	$1,535	$27,165
Realized gains (1)	—	—	—	—	12	—	12
Unrealized gains (losses) (1)	—	—	(2)	(50)	1	—	(51)
Amortization	—	—	—	—	(15)	—	(15)
Purchases	—	—	—	—	1,436	3,272	4,708
Disposals	(61)	—	(33)	(417)	(1,119)	—	(1,630)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	(17,156)	—	—	(17,156)
Balance at June 30, 2011	$940	$1,115	$—	$5,856	$315	$4,807	$13,033
(1) Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The equity securities reported as “purchases” relate to our acquisition of Mercer Insurance Group. As a part of the acquisition financing, we purchased securities in the Federal Home Loan Bank of Des Moines, as a requirement to obtain membership and secure the loan. These securities were classified as Level 3 as we had no observable market price at June 30, 2011.
The securities reported as “transfers out” relate to securities where an updated market value was available and the securities were transferred from Level 3 to either Level 1 or 2. The reported “disposals” relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Pension and Postretirement Periodic Benefit Cost

The components of the net periodic benefit cost for our plans are as follows:

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$870	$739	$614	$337
Interest cost	1,237	1,231	439	306
Expected return on plan assets	(1,512)	(1,262)	—	—
Amortization of prior service cost	3	(14)	(2)	(15)
Amortization of net loss	639	488	92	—
Net periodic benefit cost	$1,236	$1,182	$1,143	$628

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$1,583	$1,426	$993	$674
Interest cost	2,380	2,285	795	611
Expected return on plan assets	(2,644)	(2,263)	—	—
Amortization of prior service cost	6	5	(16)	(28)
Amortization of net loss	1,184	1,091	112	—
Net periodic benefit cost	$2,509	$2,544	$1,884	$1,257

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expected to contribute $6.0 million to the pension plan for the 2011 plan year. For the six-month period ended June 30, 2011, we contributed $2.3 million to the pension plan. We anticipate that the total contribution for the 2011 plan year will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 671,808 authorized shares available for future issuance at June 30, 2011. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
Option awards granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10.0 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the 2008 Stock Plan are granted at the market value of our stock on the date of the grant. Restricted stock awards fully vest after 5.0 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2011	Inception to Date
Beginning balance	833,495	1,900,000
Number of awards granted	(174,987)	(1,314,217)
Number of awards forfeited or expired	13,300	86,025
Ending balance	671,808	671,808
Number of option awards exercised	6,325	173,617
Number of unrestricted stock awards vested	730	2,485
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
We have a non-employee director stock option and restricted stock plan that authorizes United Fire to grant restricted and unrestricted stock and non-qualified stock options to purchase shares of United Fire’s common stock. At our annual stockholders’ meeting on May 18, 2011, United Fire stockholders approved an amendment to the United Fire & Casualty Company 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan to increase from 150,000 to 300,000 the number of shares that may be issued under the Director Plan and to extend the life of the Director Plan from December 31, 2014 to December 31, 2020. At June 30, 2011, we had 160,009 authorized shares available for future issuance.
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

The activity in our non-employee director stock option and restricted and unrestricted stock plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2011	Inception to Date
Beginning balance	37,003	150,000
Additional authorization	150,000	150,000
Number of awards granted	(33,000)	(152,000)
Number of awards forfeited or expired	6,006	12,009
Ending balance	160,009	160,009
Number of awards exercised	—	—

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2011 and 2010, we recognized stock-based compensation expense of $0.5 million and $0.4 million, respectively. For both of the six-month periods ended June 30, 2011 and 2010, we recognized stock-based compensation expense of $0.9 million.

As of June 30, 2011, we had $4.7 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2011 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2011	$890
2012	1,432
2013	996
2014	765
2015	533
2016	58
Total	$4,674

NOTE 6. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. Mercer Insurance Group is included in the property and casualty insurance segment subsequent to their acquisition on March 28, 2011. The property and casualty insurance segment has six domestic locations from which it conducts its business. All offices target a similar customer base, market the same products and use the same marketing strategies and are therefore aggregated. The life insurance segment operates from our home office. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.

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

The following tables for the three-month periods ended June 30, 2011 and 2010 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended June 30, 2011
Net premiums earned	$139,009	$13,293	$152,302
Investment income, net of investment expenses	9,495	18,350	27,845
Net realized investment gains	393	731	1,124
Other income	530	199	729
Total reportable segment	$149,427	$32,573	$182,000
Intersegment eliminations	(44)	(152)	(196)
Total revenues	$149,383	$32,421	$181,804
Net income (loss)	$(19,574)	$1,660	$(17,914)
Assets at June 30, 2011	$1,902,215	$1,719,719	$3,621,934
Invested assets at June 30, 2011	$1,284,623	$1,582,787	$2,867,410

Three Months Ended June 30, 2010
Net premiums earned	$105,396	$11,766	$117,162
Investment income, net of investment expenses	9,049	19,288	28,337
Net realized investment gains (losses)	(721)	3,067	2,346
Other income	75	220	295
Total reportable segment	$113,799	$34,341	$148,140
Intersegment eliminations	(46)	(80)	(126)
Total revenues	$113,753	$34,261	$148,014
Net income	$9,961	$3,970	$13,931
Assets at June 30, 2010	$1,344,024	$1,712,555	$3,056,579
Invested assets at June 30, 2010	$956,108	$1,501,701	$2,457,809

The following tables for the six-month periods ended June 30, 2011 and 2010, have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2011
Net premiums earned	$240,773	$25,825	$266,598
Investment income, net of investment expenses	18,276	36,679	54,955
Net realized investment gains	1,601	2,176	3,777
Other income	538	347	885
Total reportable segment	$261,188	$65,027	$326,215
Intersegment eliminations	(88)	(247)	(335)
Total revenues	$261,100	$64,780	$325,880
Net income (loss)	$(16,224)	$4,120	$(12,104)
Assets at June 30, 2011	$1,902,215	$1,719,719	$3,621,934
Invested assets at June 30, 2011	$1,284,623	$1,582,787	$2,867,410

Six Months Ended June 30, 2010
Net premiums earned	$207,375	$24,174	$231,549
Investment income, net of investment expenses	17,731	38,619	56,350
Net realized investment gains	1,455	3,617	5,072
Other income	17	401	418
Total reportable segment	$226,578	$66,811	$293,389
Intersegment eliminations	(91)	(159)	(250)
Total revenues	$226,487	$66,652	$293,139
Net income	$25,758	$7,286	$33,044
Assets at June 30, 2010	$1,344,024	$1,712,555	$3,056,579
Invested assets at June 30, 2010	$956,108	$1,501,701	$2,457,809

NOTE 7. EARNINGS PER COMMON SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share gives effect to all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings (loss) per share calculation relate to our outstanding stock options and restricted stock awards.
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

The components of basic and diluted earnings (loss) per share were as follows for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(In Thousands Except Per Share Data)	2011		2010
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(17,914)	$(17,914)	$13,931	$13,931
Weighted-average common shares outstanding	26,102	26,102	26,356	26,356
Add dilutive effect of restricted stock awards	—	—	—	19
Add dilutive effect of stock options	—	—	—	25
Weighted-average common shares for EPS calculation	26,102	26,102	26,356	26,400
Earnings (loss) per common share	$(0.69)	$(0.69)	$0.53	$0.53
Awards excluded from diluted EPS calculation(1)	—	1,206	—	814

(1)	Outstanding awards were excluded from the diluted earnings (loss) per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings (loss) per share were as follows for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(In Thousands Except Per Share Data)	2011		2010
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(12,104)	$(12,104)	$33,044	$33,044
Weighted-average common shares outstanding	26,148	26,148	26,396	26,396
Add dilutive effect of restricted stock awards	—	—	—	19
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares for EPS calculation	26,148	26,148	26,396	26,415
Earnings (loss) per common share	$(0.46)	$(0.46)	$1.25	$1.25
Awards excluded from diluted EPS calculation(1)	—	1,206	—	814

(1)	Outstanding awards were excluded from the diluted earnings (loss) per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity during the reporting period except those resulting from investments by stockholders and dividends to stockholders.

The following table sets forth the components of our comprehensive income (loss) and the related tax effects for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(In Thousands)	2011	2010
Net income (loss)	$(17,914)	$13,931

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	21,439	(3,455)
Adjustment for net realized gains included in income	(1,124)	(2,346)
Adjustment for costs included in employee benefit expense	732	453
Other comprehensive income (loss), before tax	21,047	(5,348)
Income tax effect	(7,366)	1,858
Other comprehensive income (loss), after tax	13,681	(3,490)
Comprehensive income (loss)	$(4,233)	$10,441

The following table sets forth the components of our comprehensive income (loss) and the related tax effects for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(In Thousands)	2011	2010
Net income (loss)	$(12,104)	$33,044

Other comprehensive income
Change in net unrealized appreciation on investments	22,939	18,022
Adjustment for net realized gains included in income	(3,777)	(5,072)
Adjustment for costs included in employee benefit expense	1,286	1,068
Other comprehensive income, before tax	20,448	14,018
Income tax effect	(7,157)	(4,907)
Other comprehensive income, after tax	13,291	9,111
Comprehensive income	$1,187	$42,155

NOTE 9. CONTINGENT LIABILITIES
Legal Proceedings
We are named as a defendant in various lawsuits relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. These lawsuits include actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders. These cases involve, among other claims: disputes as to the amount of reimbursable claims in particular cases; the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption; breach of the duty of good faith or violations of Louisiana insurance claims-handling laws or regulations (which cases involve claims for statutory damages and, in some cases, punitive or exemplary damages); the applicability of Louisiana's so-called “Valued Policy Law,” pursuant to which insurers must pay the total insured value of a structure that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril; and the scope or enforceability of the water damage exclusion in the policies. We have established our loss and loss settlement expense reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves are adequate.
We intend to continue to defend the cases related to losses incurred as a consequence of Hurricane Katrina. There are approximately 69 individual policyholder cases pending and three class action cases pending as of June 30, 2011. Our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims. In the six-month periods ended June 30, 2011 and 2010, we incurred $5.8 million and $5.4 million of loss and loss settlement expenses from Hurricane Katrina claims and related litigation.
We are a defendant in two lawsuits filed in the Superior Court of Mercer County, New Jersey, Chancery Division, relating to our merger with Mercer Insurance Group. We have negotiated a settlement of both suits that is subject to court approval.  The obligation of United Fire and Mercer Insurance Group pursuant to settlement is not material.  If the court does not approve the settlement, we believe that the exposure faced by United Fire and Mercer Insurance Group is not material.
We consider all of our other litigation pending as of June 30, 2011, to be ordinary, routine, and incidental to our business.

NOTE 10. BUSINESS COMBINATIONS

On March 28, 2011, we purchased 100.0 percent of the outstanding voting stock of Mercer Insurance Group, which was funded through a combination of cash and short-term debt. The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed at the acquisition date has been allocated to goodwill and intangible assets of the property and casualty insurance segment.
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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed of Mercer Insurance Group at the date of acquisition based on preliminary purchase price allocations:

(In Thousands)	March 28, 2011

Assets
Available-for-sale fixed maturity securities	$401,548
Equity securities	10,666
Cash and cash equivalents	18,855
Accrued investment income	3,741
Premiums receivable	35,822
Value of business acquired	27,436
Property and equipment	15,228
Reinsurance receivables and recoverables	58,193
Prepaid reinsurance premiums	6,289
Income taxes receivable	2,732
Deferred income taxes	3,543
Goodwill and intangible assets	31,500
Other assets	11,333
Total assets	$626,886

Liabilities
Reserves for losses, claims and loss settlement expenses	$310,647
Unearned premiums	72,249
Accrued expenses and other liabilities	33,902
Debt	3,000
Trust preferred securities	15,614
Total liabilities	$435,412
Total net assets acquired	$191,474
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
The fair value of reserves for losses, claims and loss settlement expenses related to incurred claims and reinsurance receivables and recoverables is determined using a valuation model that is based on actuarial estimates of future cash flows for the underwriting liabilities. These future cash flows are adjusted for the time value of money using duration-matched risk-free interest rates, which approximate current U.S. Treasury bill rates, and a risk margin to compensate the acquirer for the risk associated with these liabilities.
The value of business acquired (“VOBA”) at the acquisition date is an intangible asset relating to the difference between the unearned premium reserves acquired in the transaction and the estimated fair value of the unexpired insurance policies, which consists of two components: (1) a provision for loss and loss settlement expenses that will be incurred as the premium is earned and (2) a provision for policy maintenance costs related to servicing those policies until they expire. Loss and loss settlement expenses are valued in a manner identical to that used for loss reserve valuation. Policy maintenance costs are valued based on estimates of future cash flows that are discounted to present value using duration-matched risk-free interest rates. VOBA is reported as a component of deferred policy acquisition costs in the accompanying unaudited Consolidated Balance Sheets and will be substantially amortized over a twelve-month period from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in-force business. The amortization pattern for the VOBA asset will be greater in the initial months subsequent to the acquisition date in correlation to the large number of six-month policies that were underwritten by Mercer Insurance Group.

The fair value of property and equipment related to land and buildings approximates the appraised value of the respective assets at the acquisition date.
The fair value of all other tangible assets and liabilities approximate their carrying values at the acquisition date due to their short-term duration.
The following is a summary of our unaudited pro forma historical results, as if Mercer Insurance Group had been acquired on January 1, 2010:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$181,804	$186,030	$362,705	$370,324
Net income (loss) (1)	(17,914)	17,711	(23,001)	40,296
Basic earnings (loss) per share	(0.69)	0.67	(0.88)	1.53
Diluted earnings (loss) per share	(0.69)	0.67	(0.88)	1.53
(1) The three- and six-month periods ended June 30, 2011, include transaction related expenses incurred that reduced net income by $0.1 million and $11.5 million, respectively.
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at January 1, 2010, and they are not necessarily indicative of future operating results. Annualized revenues of Mercer Insurance Group approximates $146.0 million for 2011. For both the three- and six-month periods ended June 30, 2011, total revenues and net loss recorded in our unaudited Consolidated Financial Statements related to Mercer Insurance Group was $36.2 million and $7.0 million, respectively.

NOTE 11. DEBT

We have the following debt outstanding at June 30, 2011:

(In Thousands)
	Repayment of Funds are Due on or Before	Amount Due
Federal Home Loan Bank of Des Moines	September 26, 2011	$29,900
Bankers Trust Company	March 23, 2012 (1)	50,000
Union Bank of California	November 16, 2011	3,000
Total		$82,900
(1) The borrowing under the line of credit is due on March 23, 2012; however, we have agreed to prepay to the lender the outstanding amount of any loan or loans, plus interest, on or before the nine-month anniversary of the loan issuance date, which was March 24, 2011.
The proceeds of our loans with Federal Home Loan Bank of Des Moines and Bankers Trust Company were used to finance our acquisition of Mercer Insurance Group.
In the first quarter of 2011, United Life Insurance Company borrowed $29.9 million from the Federal Home Loan Bank of Des Moines. Under the terms of the loan, the effective interest rate is 0.37 percent and is calculated on a ratio of a 360 day year and the actual days of the month the principal is outstanding. The loan agreement contains customary terms and conditions. Interest payments are due at maturity on this line. We deposited $35.2 million in collateral with the Federal Home Loan Bank of Des Moines to secure that loan.
In the first quarter of 2011, we entered into a $50.0 million line of credit with Bankers Trust Company. For the six-month period ended June 30, 2011, we utilized our entire line of credit to assist in the funding of our acquisition of Mercer Insurance Group. Under the terms of our credit agreement, interest on outstanding balances is adjusted monthly to the monthly London Interbank Offered Rate (“LIBOR”), as published in the Wall Street Journal, plus 180 basis points, calculated using a 360 day year and the actual days of the month the principal is outstanding. In addition, the line of credit incurs an annual facility charge of $25,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants including covenants that require us to maintain our A.M. Best rating, a debt to capitalization ratio and minimum stockholders equity.

In addition, Mercer Insurance Group has the ability to borrow up to $7.5 million on a bank line of credit with Union Bank of California. Under the terms of that credit agreement, the line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of June 30, 2011, was 3.25 percent. In addition, the line of credit incurs an annual facility charge of $10,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants, including covenants that require Mercer Insurance Group to maintain a minimum statutory surplus and to distribute from subsidiaries no more than 50.0 percent of allowable dividends.
We were in compliance with all covenants for all credit agreements as of June 30, 2011.

NOTE 12. TRUST PREFERRED SECURITIES
In connection with our acquisition of Mercer Insurance Group, we acquired the following Trust Preferred Securities, which were outstanding as of June 30, 2011:

(In Thousands)	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust I	12/4/2002	$5,029	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,016	LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,573	LIBOR + 4.05%	9/30/2033
Total Trust Preferred Securities		$15,618
The Trust Preferred Securities were issued by three statutory business trusts formed by Mercer Insurance Group to issue Floating Rate Capital Securities (“Trust Preferred Securities”) and to invest the proceeds in Junior Subordinated Debentures of Mercer Insurance Group. Mercer Insurance Group holds $.5 million of equity securities to capitalize the Trusts. The three trusts issued a total of $15.5 million Trust Preferred Securities to the public.
Financial Pacific Statutory Trust I (“Trust I”) is a Connecticut statutory business trust. The Trust issued 5.0 million shares of the Trust Preferred Securities at a price of $1 per share for $5.0 million. The Trust purchased $5.2 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on December 4, 2032. The annual effective rate of interest at June 30, 2011 is 8.74 percent.
Financial Pacific Statutory Trust II (“Trust II”) is a Connecticut statutory business trust. The Trust issued 3.0 million shares of the Trust Preferred Securities at a price of $1 per share for $3.0 million. The Trust purchased $3.1 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on May 15, 2033. The annual effective rate of interest at June 30, 2011 is 8.9 percent.
Financial Pacific Statutory Trust III (“Trust III”) is a Delaware statutory business trust. The Trust issued 7.5 million shares of the Trust Preferred Securities at a price of $1 per share for $7.5 million. The Trust purchased $7.7 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on September 30, 2033. The annual effective rate of interest at June 30, 2011 is 8.89 percent.
Mercer Insurance Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20.0 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. Mercer Insurance Group entered into three interest rate swap agreements to economically hedge the floating interest rate on the Junior Subordinated Debentures (see Note 13, “Derivative Instruments and Hedging Activities”).
The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Mercer Insurance Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III. Mercer Insurance Group has not exercised these rights as of June 30, 2011.

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In connection with our acquisition of Mercer Insurance Group, we acquired three interest-rate swap agreements that hedge against interest rate risk on the Trust Preferred Securities. The interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities described in Note 12, "Trust Preferred Securities" into a fixed rate without exchanging the instruments themselves. As of June 30, 2011, the interest-rate swap agreements had an aggregate notional principal amount of $15.5 million.

The interest rate swaps are designated as non-hedge instruments. Accordingly, the fair value of the interest rate swaps is recognized as an asset or liability, with changes in fair value recognized in earnings. The estimated fair value of the interest rate swaps is based on the valuation received from the financial institution counterparty (“counterparty”).

By using financial instruments to manage exposure to changes in interest rates, we are exposed to market and credit risk. In this instance, market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations in interest rates. Credit risk is the potential failure of the counterparty to perform under the terms of the contract. If the fair value of a contract is positive, the counterparty would owe, therefore exposing us to credit risk. The inherent credit risk has been minimized by entering into transactions with high-quality counterparties, whose credit rating is higher than Aa, as rated by Moody's.

A summary of the fair value of interest rate swaps outstanding as of June 30, 2011, is as follows:

(In Thousands)	Balance Sheet Location	Fair Value Liability
Interest rate swaps
Union Bank of California (Trust I)	Accrued expenses and other liabilities	$323
Union Bank of California (Trust II)	Accrued expenses and other liabilities	254
Union Bank of California (Trust III)	Accrued expenses and other liabilities	691
Total derivatives		$1,268

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2011. These financial statements are the responsibility of the Company's management.

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
August 5, 2011

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

OUR BUSINESS

Founded in 1946, United Fire & Casualty Company provides insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by more than 1,200 independent agencies. Our life insurance subsidiary is licensed in 29 states and is represented by more than 900 independent agencies.

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

For the six months ended June 30, 2011, property and casualty business accounted for 90.4 percent of our net premiums earned, of which 89.6 percent was generated from commercial lines. Life insurance business made up 9.6 percent of our net premiums earned, of which 61.3 percent was generated from traditional life insurance products.

For the six months ended June 30, 2011, more than half of our property and casualty direct premiums were written in Iowa, Texas, Missouri, California, Louisiana, and Illinois, and over three-fourths of our life insurance premiums, excluding annuities, were written in Iowa, Wisconsin, Illinois, Nebraska and Minnesota.

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 6 “Segment Information” to the unaudited Consolidated Financial Statements.
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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2011	2010	%	2011	2010	%
Revenues
Net premiums earned	$152,210	$117,082	30.0%	$266,414	$231,390	15.1%
Investment income, net of investment expenses	27,741	28,291	(1.9)	54,804	56,259	(2.6)
Net realized investment gains
Other-than-temporary impairment charges	—	(117)	—	—	(459)	—
All other net realized gains	1,124	2,463	(54.4)	3,777	5,531	(31.7)
Total net realized investment gains	1,124	2,346	(52.1)	3,777	5,072	(25.5)
Other income	729	295	147.1	885	418	111.7
	$181,804	$148,014	22.8%	$325,880	$293,139	11.2%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$135,811	$72,757	86.7	$211,993	$141,120	50.2
Future policy benefits	7,880	7,375	6.8	16,062	13,765	16.7
Amortization of deferred policy acquisition costs	43,732	27,922	56.6	69,778	54,438	28.2
Other underwriting expenses	14,720	10,973	34.1	30,777	20,186	52.5
Interest on policyholders' accounts	10,657	10,647	0.1	21,327	21,448	(0.6)
	$212,800	$129,674	64.1%	$349,937	$250,957	39.4%

Income (loss) before income taxes	$(30,996)	$18,340	NM	$(24,057)	$42,182	(157.0)%
Federal income tax expense (benefit)	(13,082)	4,409	NM	(11,953)	9,138	NM
Net Income (Loss)	$(17,914)	$13,931	NM	$(12,104)	$33,044	(136.6)%
NM = not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2011:

Consolidated Results of Operations

•
For the three-month period ended June 30, 2011, we incurred a net loss of $17.9 million, compared to net income of $13.9 million for the same period of 2010. The deterioration is primarily due to the following:

◦
Loss and loss settlement expenses increased due to our direct catastrophe loss experience, primarily from the storms that occurred in April in the southern states and in May in Joplin, Missouri. Also contributing were a few large losses that impacted our workers' compensation, other liability and fire and allied lines of business.

◦
Policy acquisition costs, transaction costs and the value of business acquired ("VOBA") asset related to our acquisition of Mercer Insurance Group led to a significant increase in both amortization of deferred policy acquisition costs and other underwriting expenses. We expect deferred policy acquisition costs related to Mercer Insurance Group to be higher than normal the remainder of 2011 and into the first quarter of 2012, as we amortize these costs in the first year from the date of acquisition.

•
For the six-month period ended June 30, 2011, we incurred a net loss of $12.1 million, compared to net income of $33.0 million for the same period of 2010. The deterioration is primarily due to the following:

◦	Loss and loss settlement expenses increased due to our direct catastrophe loss experience and our assumed reinsurance losses related to the New Zealand earthquake and the earthquake and tsunami in Japan in the first quarter of 2011. Also contributing were large losses in our workers' compensation, commercial auto, other liability and fire and allied lines of business.

◦
Policy acquisition costs, transaction costs and the VOBA asset related to our acquisition of Mercer Insurance Group led to a significant increase in both amortization of deferred policy acquisition costs and other underwriting expenses.

•
Net premiums written for the property and casualty insurance segment increased 35.8 percent and 20.3 percent in the three- and six-month periods ended June 30, 2011, compared to the same periods of 2010, reflecting our acquisition of Mercer Insurance Group, a combination of small rate increases, primarily in personal lines, and our internal initiatives to improve growth in several market segments and to increase penetration with existing agencies.

•
Deferred annuity deposits (sales) increased 24.3 percent and 4.5 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010. This increase is directly attributable to the activity of a new agency. However, we do not project increased deferred annuity sales as a trend. In fact, deferred annuity sales have continued to decline overall, as interest rates remain at historic lows and as some consumers with a greater tolerance for risk are choosing to surrender their annuities and place the funds in products with greater risk and potentially greater return. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned. However, they do generate investment income.

•
Pre-tax catastrophe losses totaled $34.9 million and $47.3 million for the three- and six-month periods ended June 30, 2011, respectively, compared to $7.6 million and $10.7 million in the same periods of 2010, due primarily to the storms that occurred in April and May. Also contributing to our year-to-date losses were assumed reinsurance losses related to the New Zealand earthquake and the earthquake and tsunami in Japan that occurred in the first quarter of 2011.

•
Our combined ratio was affected by our direct catastrophe losses, assumed reinsurance losses, amortization of deferred policy acquisition costs and expenses related to our acquisition of Mercer Insurance Group. The ratio increased 35.4 percentage points and 26.7 percentage points in the three- and six-month periods ended June 30, 2011, compared to the same periods of 2010.

Consolidated Financial Condition

•
Net cash inflow related to our annuity business was $3.6 million in the three-month period ended June 30, 2011, compared to $0.5 million net cash outflow in the same period of 2010, as a result of one-time activity of a new agency as described previously. For the six-month periods ended June 30, 2011 and 2010, net cash outflow was $2.6 million and $1.6 million, respectively.

•
As of June 30, 2011, the book value per share of our common stock was $27.23. In the three- and six-month periods ended June 30, 2011, United Fire repurchased 323,597 shares of our common stock for $6.1 million, at an average cost of $18.80 per share. Under our Share Repurchase Program, which expires in August 2013, we are authorized to purchase an additional 849,229 shares of common stock.

•
Net unrealized investment gains totaled $115.1 million as of June 30, 2011, an increase of $12.5 million or 12.1 percent since December 31, 2010. The increase in unrealized gains was driven by an increase in the value of both our fixed maturity and equity portfolios.

•	Our stockholders' equity decreased to $704.8 million at June 30, 2011, from $716.4 million at December 31, 2010, primarily as a result of our year-to-date net loss.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net premiums written (1)	$159,027	$117,099	$269,753	$224,223
Net premiums earned	$139,009	$105,396	$240,773	$207,375
Losses and loss settlement expenses	(130,124)	(68,253)	(201,789)	(131,881)
Amortization of deferred policy acquisition costs	(41,086)	(25,347)	(65,116)	(49,390)
Other underwriting expenses	(11,800)	(7,960)	(24,526)	(14,320)
Underwriting gain (loss) (1)	$(44,001)	$3,836	$(50,658)	$11,784

Investment income, net of investment expenses	9,451	9,003	18,188	17,640
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(117)	—	(153)
All other net realized gains (losses)	393	(604)	1,601	1,608
Total net realized investment gains (losses)	393	(721)	1,601	1,455
Other income	530	75	538	17
Income (loss) before income taxes	$(33,627)	$12,193	$(30,331)	$30,896

GAAP Ratios:
Net loss ratio	68.5%	57.6%	64.1%	58.4%
Catastrophes - effect on net loss ratio	25.1	7.2	19.7	5.2
Net loss ratio	93.6%	64.8%	83.8%	63.6%
Expense ratio (2)	38.1	31.5	37.2	30.7
Combined ratio	131.7%	96.3%	121.0%	94.3%
(1) The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices which, is a comprehensive basis of accounting other than U.S. GAAP.
(2) Includes policyholder dividends.

•	Net premiums written increased 35.8 percent in the three-month period ended June 30, 2011, which is attributable to:

◦
Acquisition of Mercer Insurance Group - Total net premiums written increased by 31.6 percent for the quarter as a result of our acquisition of Mercer Insurance Group, which was effective March 28, 2011. The acquisition of Mercer Insurance Group resulted in increases of $32.1 million and $4.9 million, respectively, in our commercial and personal lines net premiums written for the quarter.

◦
Organic growth - The additional increase in our net premiums written is the result of a combination of small rate increases, primarily in personal lines, and our internal initiatives to improve growth in several market segments, and to increase penetration with existing agencies.

•
Commercial lines - Competitive market conditions persisted during the quarter, with large accounts still very difficult to write and retain. However, we have seen improvement in our commercial lines renewal pricing on small accounts. Our pricing on new business remains unchanged, and new business premium written has increased compared to the second quarter of 2010. While the sluggish economy is still creating financial concerns for many of our policyholders, reductions in premium audit returns and out-of-business policy cancellations have moderated in some regions of the country.

•	Personal lines - We continue to see positive growth in our personal lines written premium, along with a second consecutive year of rate increases.

•	Policy retention rates remained strong for both commercial and personal lines, with approximately 81.0 percent of our policies renewing.

•
GAAP combined ratio increased by 35.4 and 26.7 percentage points in the three- and six-month periods ended June 30, 2011, respectively, compared with the same periods of 2010, attributable to the following factors:

◦    Losses and loss settlement expenses increased 90.7 percent and 53.0 percent in the three- and six-month periods ended June 30, 2011, respectively, compared with the same periods in 2010. The deterioration for the quarter is primarily due to our direct catastrophe loss experience, predominantly from the storms that occurred in April and May in the southern states and Joplin, Missouri. Also contributing to our year-to-date deterioration were assumed reinsurance losses related to the New Zealand earthquake and the earthquake and tsunami in Japan that occurred in the first quarter of 2011.

•	Non-catastrophe claims experience - overall claims frequency and severity were both relatively flat in the three-month period ended June 30, 2011.

•
Acquisition of Mercer Insurance Group accounted for $28.0 million, or an increase of 41.0 percent and 21.2 percent, in loss and loss settlement expenses in the three- and six-month periods ended June 30, 2011, respectively.

◦    Expense ratio is a component of the combined ratio, increased 6.6 percentage points and 6.5 percentage points in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010. This ratio is the highest we have experienced in recent years, which is attributable to:

•
Other underwriting expenses and amortization of deferred policy acquisition costs together increased 58.8 percent and 40.7 percent in the three- and six-month periods ended June 30, 2011, respectively, primarily due to an increase in both amortization of deferred acquisition costs and transaction costs related to our acquisition of Mercer Insurance Group. Mercer Insurance Group related costs totaled $19.5 million and $27.5 million in the three- and six-month periods ended June 30, 2011, respectively. Amortization of deferred policy acquisition costs related to Mercer Insurance Group will be higher than normal over the remainder of 2011 and into the first quarter of 2012, as we amortize the VOBA asset that was recognized in connection with the acquisition in the first year from the date of acquisition.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following table displays our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
	2011			2010
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$29,021	$10,629	36.6%	$28,507	$13,104	46.0%
Fire and allied lines (2)	44,270	67,009	151.4	24,460	19,482	79.6
Automobile	29,891	17,697	59.2	23,216	16,653	71.7
Workers' compensation	13,457	11,668	86.7	11,628	7,505	64.5
Fidelity and surety	3,844	28	0.7	4,297	2,273	52.9
Miscellaneous	208	168	80.8	197	9	4.6
Total commercial lines	$120,691	$107,199	88.8%	$92,305	$59,026	63.9%

Personal lines
Fire and allied lines (3)	$9,789	$17,310	176.8%	$6,108	$5,758	94.3%
Automobile	4,918	4,107	83.5	3,616	3,076	85.1
Miscellaneous	222	101	45.5	116	(49)	(42.2)
Total personal lines	$14,929	$21,518	144.1%	$9,840	$8,785	89.3%
Reinsurance assumed	$3,389	$1,407	41.5%	$3,251	$442	13.6%
Total	$139,009	$130,124	93.6%	$105,396	$68,253	64.8%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.

The following table displays our premiums earned, losses and loss settlement expenses and loss ratio by line of business for the six-month periods ended June 30, 2011 and 2010:

Six Months Ended June 30,
	2011			2010
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$56,950	$21,810	38.3%	$56,721	$31,945	56.3%
Fire and allied lines	68,168	86,677	127.2	48,844	39,281	80.4
Automobile	52,585	31,355	59.6	46,226	30,483	65.9
Workers' compensation	25,095	21,559	85.9	22,846	11,783	51.6
Fidelity and surety	7,905	19	0.2	8,976	2,482	27.7
Miscellaneous	411	385	93.7	399	45	11.3
Total commercial lines	$211,114	$161,805	76.6%	$184,012	$116,019	63.0%

Personal lines
Fire and allied lines	$16,036	$19,509	121.7%	$12,087	$7,825	64.7%
Automobile	8,662	5,970	68.9	7,083	5,957	84.1
Miscellaneous	345	103	29.9	203	(76)	(37.4)
Total personal lines	$25,043	$25,582	102.2%	$19,373	$13,706	70.7%
Reinsurance assumed	$4,616	$14,402	NM	$3,990	$2,156	54.0%
Total	$240,773	$201,789	83.9%	$207,375	$131,881	63.6%

•
Other liability - The loss ratio improved by 9.4 percentage points and 18.0 percentage points to 36.6 percent and 38.3 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010. The improvement in this line was due to a slight decrease in severity and frequency, as well as favorable development on prior year claims.

•
Commercial fire and allied lines - The loss ratio deteriorated by 71.8 percentage points and 46.8 percentage points to 151.4 percent and 127.2 percent in the three- and six-month periods ended June 30, 2011, respectively, as compared to the same periods of 2010, due primarily to our significant catastrophe loss experience in 2011.

•
Workers' compensation - The loss ratio deteriorated by 22.2 percentage points and 34.3 percentage points to 86.7 percent and 85.9 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010. The deterioration in this line was due to an increase in severity and frequency, as a result of several large losses that occurred in the first six months of 2011, as well as development incurred in 2011 on claims that occurred in 2010.

•
Fidelity and surety - The loss ratio improved by 52.2 percentage points and 27.5 percentage points to 0.7 percent and 0.2 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010. The improvement in this line is due to minimal losses in the first six months of 2011, along with recoveries from salvage and subrogation on prior year claims.

•
Personal fire and allied lines - The loss ratio deteriorated by 82.5 percentage points and 57.0 percentage points to 176.8 percent and 121.7 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010, due primarily to our significant catastrophe loss experience in 2011.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Revenues
Net premiums earned	$13,201	$11,686	$25,641	$24,015
Investment income, net	18,290	19,288	36,616	38,619
Net realized investment gains
Other-than-temporary impairment charges	—	—	—	(306)
All other net realized gains	731	3,067	2,176	3,923
Total net realized investment gains	731	3,067	2,176	3,617
Other income	199	220	347	401
Total revenues	$32,421	$34,261	$64,780	$66,652

Benefits, Losses and Expenses
Losses and loss settlement expenses	$5,687	$4,504	$10,204	$9,239
Future policy benefits	7,880	7,375	16,062	13,765
Amortization of deferred policy acquisition costs	2,646	2,575	4,662	5,048
Other underwriting expenses	2,920	3,013	6,251	5,866
Interest on policyholders' accounts	10,657	10,647	21,327	21,448
Total benefits, losses and expenses	$29,790	$28,114	$58,506	$55,366

Income before income taxes	$2,631	$6,147	$6,274	$11,286

•	Net income decreased 58.2 percent and 43.5 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010, which is attributable to:

◦
Net premiums earned increased 13.0 percent and 6.8 percent in the three- and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010, due to an increase in sales of single premium immediate annuities.

◦
Investment income decreased 5.2 percent in both the three- and six-month periods ended June 30, 2011, compared to the same periods of 2010, as we were unable to obtain the same level of return on the reinvestment of our fixed maturity securities that were called or matured.

◦
Loss and loss settlement expenses increased 26.3 percent and 10.4 percent in the three- and six-month periods ended June 30, 2011, compared to the same periods of 2010, reflecting a rise in both annuity benefits and traditional life insurance death benefits.

◦
Increase in liability for future policy benefits increased 16.7 percent in the six-month period ended June 30, 2011, compared to the same period of 2010, as a result of the growth of our single premium whole life and single premium immediate annuity products.

•
Deferred annuity deposits (sales) increased 24.3 percent and 4.5 percent in the three- and six-month periods ended June 30, 2011, respectively, compared with the same periods of 2010. This increase is directly attributable to the activity of a new agency. However, we do not project increased deferred annuity sales as a trend. In fact, deferred annuity sales have continued to decline overall, as interest rates remain at historic lows and as some consumers with a greater tolerance for risk are choosing to surrender their annuities and place the funds in products with greater risk and potentially greater return. Deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned. However, they do generate investment income.

•
Net cash inflow related to our annuity business was $3.6 million in the three-month period ended June 30, 2011, compared to $0.5 million net cash outflow in the same period of 2010, as a result of one-time activity of a new agency as described above. In the six-month periods ended June 30, 2011 and 2010, net cash outflow was $2.6 million and $1.6 million, respectively.

Investment Portfolio

Our invested assets totaled $2,867.4 million at June 30, 2011, compared to $2,482.9 million at December 31, 2010, an increase of $384.5 million, which is due primarily to our acquisition of Mercer Insurance Group. As of June 30, 2011, the portfolio acquired from Mercer Insurance Group accounted for $398.9 million of our invested assets.

At June 30, 2011, fixed maturity securities comprised 92.4 percent of our investment portfolio, while equity securities accounted for 5.8 percent of the value of our portfolio. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at June 30, 2011, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$1,105,438	86.1%	$1,544,701	97.6%	$2,650,139	92.4%
Equity securities	145,752	11.3	20,563	1.3	166,315	5.8
Trading securities	15,058	1.2	—	—	15,058	0.5
Mortgage loans	—	—	6,423	0.4	6,423	0.2
Policy loans	—	—	7,328	0.5	7,328	0.3
Other long-term investments	16,875	1.3	3,772	0.2	20,647	0.7
Short-term investments	1,500	0.1	—	—	1,500	0.1
Total	$1,284,623	100.0%	$1,582,787	100.0%	$2,867,410	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2011, we classified $2,644.5 million, or 99.8 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,278.4 million, or 99.7 percent, at December 31, 2010. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2011 and December 31, 2010, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles. Our exposure to derivative instruments and hedging is described in detail in Part I, Item 1, Note 13, “Derivative Instruments and Hedging Activities.”

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2011 and December 31, 2010. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	June 30, 2011		December 31, 2010
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$375,053	14.1%	$279,009	12.1%
AA	618,009	23.2	480,478	20.9
A	584,720	21.9	476,044	20.7
Baa/BBB	960,359	36.0	938,781	40.9
Other/Not Rated	127,056	4.8	123,367	5.4
	$2,665,197	100.0%	$2,297,679	100.0%

Changes in the credit ratings of our fixed maturity securities portfolio at June 30, 2011, from December 31, 2010, is primarily due to the inclusion of Mercer Insurance Group's invested assets in our portfolio at June 30, 2011.

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

Group

The weighted average duration of our portfolio of fixed maturity securities, at June 30, 2011, is 6.3 years compared to 5.2 years at December 31, 2010.

Property and Casualty Insurance Segment

The weighted average duration of our portfolio of fixed maturity securities, at June 30, 2011, is 7.4 years compared to 6.5 years at December 31, 2010.

Life Insurance Segment

The weighted average duration of our portfolio of fixed maturity securities, at June 30, 2011 is 3.8 years compared to 3.6 years at December 31, 2010.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are: volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events.

In our life insurance segment, net investment income decreased 5.2 percent in both the three- and six-month periods ended June 30, 2011, compared with the same periods of 2010, due to historically low yields, which we have been mitigating by increasing the duration of our investments in order to achieve better yields.
In our property and casualty insurance segment, our acquisition of Mercer Insurance Group contributed to the 5.0 percent and 3.1 percent increase in net investment income in the three- and six-month periods ended June 30, 2011, compared to with the same periods of 2010. The increase was somewhat offset by the impact of low interest rates and a decrease in the value of our investments in limited liability partnership holdings. Our property and casualty insurance segment holds certain investments in limited liability partnership that are accounted for under the equity method of accounting, with changes in the value of these investments recorded in investment income.
Net realized investment gains were $1.1 million and $3.8 million in the three- and six-month periods ended June 30, 2011, compared to $2.3 million and $5.1 million in the same periods of 2010. There were no other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2011, compared to $0.1 million and $0.5 million in the same periods of 2010.
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
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2011, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment losses in future periods on securities that we own at June 30, 2011, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily for loss and loss settlement expenses, payment of policyholder benefits under life insurance contracts; annuity withdrawals, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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

The following table displays a summary of cash sources and uses in 2011 and 2010.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2011	2010
Cash used in
Operating activities	$40,790	$43,468
Investing activities	(123,782)	(156,150)
Financing activities	80,349	78,670
Net decrease in cash and cash equivalents	$(2,643)	$(34,012)
Operating Activities
Net cash flows provided by operating activities totaled $40.8 million and $43.5 million for the six-month periods ended June 30, 2011 and 2010, respectively. Cash flows for the six-month period ended June 30, 2011, reflected a higher level of property and casualty insurance premiums collected, which was somewhat offset by a higher level of loss and loss settlement expense payments and operating expenses paid, compared to the same period of 2010. Additionally, we experienced a lower level of investment income received.
Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2011 and 2010.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.5 billion, or 57.1 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2011, our cash and cash equivalents included $83.1 million related to these money market accounts, compared to $34.4 million at December 31, 2010.
Net cash flows used in investing activities totaled $123.8 million and 156.2 million for the six-month periods ended June 30, 2011 and 2010, respectively. In the six-month period ended June 30, 2011, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $339.9 million compared to $201.1 million for the same period in 2010.
Our cash outflows for investment purchases totaled $294.5 million for the six-month period ended June 30, 2011, compared to $281.3 million for the same period in 2010. In 2011, as in 2010, we purchased a higher level of fixed maturity securities rather than other investment vehicles, such as short-term investments, which continue to be less profitable due to the lower market interest rates. In the six-month period ended June 30, 2011, we had net cash outflows totaling $172.6 million related to our acquisition of Mercer Insurance Group.
Financing Activities
Net cash flows provided by financing activities totaled $80.3 million and $78.7 million for the six-month periods ended June 30, 2011 and 2010, respectively. Included in our 2010 cash flows was $75.0 million related to the change in our securities lending collateral for a program that we terminated in December 2010. In addition, impacting our 2011 cash flows were borrowed funds totaling $79.9 million related to our acquisition of Mercer Insurance Group. For further discussion of our outstanding debt, please see Part I, Item 1, Note 11, “Debt.”

In the six-month period ended June 30, 2011, net cash inflows from our life insurance segment's annuity and universal life deposits totaled $14.2 million, compared to $15.2 million for the same period of 2010, as interest rates continue to remain at historic lows, some consumers continue to seek products with greater risk. In the six-month period ended June 30, 2011, we repurchased $6.1 million of our common stock, compared to $3.7 million in the same period in 2010.
Line of Credit
In the first quarter of 2011, we entered into a $50.0 million line of credit with Bankers Trust Company. This line of credit is available if our operating and investing cash flows are not sufficient to support our operations. For the six-month period ended June 30, 2011, we utilized our entire line of credit to assist in the funding of our acquisition of Mercer Insurance Group. For further discussion of the utilization of our line of credit, please see Part I, Item 1, Note 11, “Debt.”
Under the terms of our credit agreement with Bankers Trust Company, interest on outstanding notes is adjusted monthly to the monthly London Interbank Offered Rate (“LIBOR”), as published in the Wall Street Journal, plus 180 basis points, calculated using a 360 day year and the actual days of the month the principal is outstanding. In addition, the line of credit incurs an annual facility charge of $25,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants including covenants that require us to maintain our A.M. Best rating, a debt to capitalization ratio and minimum stockholders equity.
In addition, Mercer Insurance Group has the ability to borrow up to $7.5 million on a bank line of credit with Union Bank of California. Under the terms of that credit agreement with Union Bank of California, the line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of June 30, 2011 was 3.25 percent. In addition, the line of credit incurs an annual facility charge of $10,000. Interest payments are due monthly on this line. The line of credit contains certain financial covenants, including covenants that require Mercer Insurance Group to maintain a minimum statutory surplus and to distribute from subsidiaries no more than 50.0 percent of allowable dividends.
As of June 30, 2011, Mercer Insurance Group has utilized $3.0 million of the outstanding line of credit.
We were in compliance with all covenants for all credit agreements as of June 30, 2011.
Stockholders' Equity
Stockholders' equity decreased 1.6 percent to $704.8 million at June 30, 2011, from $716.4 million at December 31, 2010. The decrease in our stockholders' equity was primarily attributable to a net loss of $12.1 million, along with stockholder dividends of $7.8 million and stock repurchases of $6.1 million. The decrease was somewhat offset by net unrealized investment appreciation of $12.5 million, net of tax. At June 30, 2011, book value per share was $27.23 compared to $27.35 at December 31, 2010.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of June 30, 2011, our remaining potential contractual obligation was $10.1 million.

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
Premiums written is a measure of our overall business volume. Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written is the amount of premiums charged for policies issued during the period. For the property and casualty insurance segment there are no differences between direct statutory premiums written and direct premiums written under GAAP. However, for the life insurance segment, deferred annuity deposits (i.e., sales) are included in direct statutory premiums written, whereas they are excluded for GAAP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net premiums written	$172,196	$128,749	$295,355	$248,185
Net change in unearned premium	(20,453)	(11,695)	(29,543)	(16,881)
Net change in prepaid reinsurance premium	467	28	602	86
Net premiums earned	$152,210	$117,082	$266,414	$231,390
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

Underwriting gain (loss) is the gain or loss by an insurance company from the business of insurance. Underwriting income is equal to net premiums earned less incurred losses and loss settlement expenses, amortization of deferred policy acquisition costs, and other underwriting expenses. We use this financial measure in evaluating the results of our operations and to analyze the profitability of our property and casualty insurance segment underwriting operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
ISO catastrophes (1)	$32,535	$7,545	$32,892	$10,573
Non-ISO catastrophes (2)	2,371	25	14,436	153
Total catastrophes	$34,906	$7,570	$47,328	$10,726
(1) This number does not include loss and loss settlement expenses incurred for Hurricane Katrina claims and related litigation totaling $1.9 million for the three-month period ended June 30, 2011. There were no loss and loss settlement expenses incurred in the same period of 2010. For the six-month periods ended June 30, 2011 and 2010, loss and loss settlement expenses incurred totaled $5.8 million and $5.4 million, respectively.
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

It is our philosophy that we do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. However, as a result of our acquisition of Mercer Insurance Group in 2011, our investment portfolio does utilize derivative instruments and hedges. Our exposure to derivative instruments and hedging is described in detail in Part I, Item 1, Note 13, “Derivative Instruments and Hedging Activities.”

In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2011, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a detailed discussion of our legal proceedings, refer to Note 9, “Contingent Liabilities” in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our Share Repurchase Program, first announced in August 2007, we may purchase United Fire common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing our common stock on the open market if (i) the trading price on NASDAQ drops below 130 percent of its book value, (ii) sufficient excess capital is available to purchase the stock, and (iii) we are optimistic about future market trends and the performance of our company. Our Share Repurchase Program may be modified or discontinued at any time.

Our Board of Directors has authorized us to purchase up to an additional 1,000,000 shares of common stock through August 2013 with remaining authorization at June 30, 2011 of 849,229 shares.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended June 30, 2011.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
4/1/2011 - 4/30/2011	—	$—	—	172,826
5/1/2011 - 5/31/2011	147,977	19.19	147,977	1,024,849
6/1/2011 - 6/30/2011	175,620	18.46	175,620	849,229

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
101.1
The following financial information from United Fire & Casualty Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three months and six months ended June 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 5, 2011	August 5, 2011
(Date)	(Date)