Form 10-Q
period 2011-09-30
UNITED FIRE & CASUALTY CO
filed 2011-11-07
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

As of October 31, 2011, 25,502,667 shares of common stock were outstanding.

United Fire & Casualty Company and Subsidiaries
Index to Quarterly Report on Form 10-Q
September 30, 2011

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire & Casualty Company and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Per Share Data and Number of Shares)	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $5,380 in 2011 and $6,422 in 2010)	$5,330	$6,364
Available-for-sale, at fair value (amortized cost $2,541,736 in 2011 and $2,178,666 in 2010)	2,670,784	2,278,429
Equity securities, at fair value (cost $69,833 in 2011 and $54,139 in 2010)	144,483	149,706
Trading securities, at fair value (amortized cost $14,079 in 2011 and $12,322 in 2010)	13,916	12,886
Mortgage loans	4,876	6,497
Policy loans	7,191	7,875
Other long-term investments	19,342	20,041
Short-term investments	1,500	1,100
	$2,867,422	$2,482,898

Cash and cash equivalents	$154,477	$180,057
Accrued investment income	31,819	28,977
Premiums receivable (net of allowance for doubtful accounts of $976 in 2011 and $1,001 in 2010)	185,987	124,459
Deferred policy acquisition costs	109,940	87,524
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,147 in 2011 and $33,397 in 2010)	45,044	21,554
Reinsurance receivables and recoverables	126,559	46,731
Prepaid reinsurance premiums	7,301	1,586
Income taxes receivable	26,904	17,772
Goodwill and intangible assets	31,531	—
Other assets	17,761	15,881
TOTAL ASSETS	$3,604,745	$3,007,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$952,476	$603,090
Life insurance	1,459,838	1,389,331
Unearned premiums	300,291	200,341
Accrued expenses and other liabilities	129,773	78,439
Deferred income taxes	8,288	19,814
Debt	53,000	—
Trust preferred securities	15,622	—
TOTAL LIABILITIES	$2,919,288	$2,291,015
Stockholders’ Equity
Common stock, $3.33 1/3 par value; authorized 75,000,000 shares; 25,502,667 and 26,195,552 shares issued and outstanding in 2011 and 2010, respectively	$85,009	$87,318
Additional paid-in capital	127,589	136,147
Retained earnings	387,419	415,981
Accumulated other comprehensive income, net of tax	85,440	76,978
TOTAL STOCKHOLDERS’ EQUITY	$685,457	$716,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,604,745	$3,007,439
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Income (Unaudited)

(In Thousands, Except Per Share Data	Three Months Ended September 30,		Nine Months Ended September 30,
and Number of Shares)	2011	2010	2011	2010

Revenues
Net premiums earned	$158,704	119,158	$425,118	$350,548
Investment income, net of investment expenses	26,926	27,084	81,730	83,343
Net realized investment gains
Other-than-temporary impairment charges	—	—	—	(459)
All other net realized gains	1,219	1,322	4,996	6,853
Total net realized investment gains	1,219	1,322	4,996	6,394
Other income	725	340	1,610	758
	$187,574	$147,904	$513,454	$441,043

Benefits, Losses and Expenses
Losses and loss settlement expenses	$120,861	$89,312	$332,854	$230,432
Future policy benefits	9,167	7,218	25,229	20,983
Amortization of deferred policy acquisition costs	43,022	28,491	112,800	82,929
Other underwriting expenses	14,101	10,468	44,878	30,654
Interest on policyholders’ accounts	10,897	10,923	32,224	32,371
	$198,048	$146,412	$547,985	$397,369

Income (loss) before income taxes	$(10,474)	$1,492	$(34,531)	$43,674
Federal income tax expense (benefit)	(5,698)	(1,431)	(17,651)	7,707
Net Income (Loss)	$(4,776)	$2,923	$(16,880)	$35,967

Weighted average common shares outstanding	25,722,572	26,279,382	26,004,923	26,356,431
Basic earnings (loss) per common share	(0.19)	0.11	(0.65)	1.36
Diluted earnings (loss) per common share	(0.19)	0.11	(0.65)	1.36
Cash dividends declared per common share	0.15	0.15	0.45	0.45
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Nine Months Ended September 30, 2011

Common stock
Balance, beginning of year	$87,318
Shares repurchased (701,140 shares)	(2,336)
Shares issued for stock-based awards (8,255 shares)	27
Balance, end of period	$85,009

Additional paid-in capital
Balance, beginning of year	$136,147
Compensation expense and related tax benefit for stock-based award grants	1,390
Shares repurchased	(10,060)
Shares issued for stock-based awards	112
Balance, end of period	$127,589

Retained earnings
Balance, beginning of year	$415,981
Net loss	(16,880)
Dividends on common stock ($0.45 per share)	(11,682)
Balance, end of period	$387,419

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$76,978
Change in net unrealized appreciation (1)	7,208
Change in underfunded status of employee benefit plans	1,254
Balance, end of period	$85,440

Summary of changes
Balance, beginning of year	$716,424
Net loss	(16,880)
All other changes in stockholders’ equity accounts	(14,087)
Balance, end of period	$685,457
(1) The change in net unrealized appreciation is net of reclassification adjustments.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire & Casualty Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(16,880)	$35,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net accretion of bond premium	7,710	3,500
Depreciation and amortization	2,559	2,163
Stock-based compensation expense	1,384	1,295
Net realized investment gains	(4,996)	(6,394)
Net cash flows from trading investments	(1,604)	(835)
Deferred income tax expense (benefit)	(11,901)	2,424
Changes in:
Accrued investment income	899	(824)
Premiums receivable	(25,706)	(10,202)
Deferred policy acquisition costs	(2,239)	(2,572)
Reinsurance receivables	(7,527)	(12,061)
Prepaid reinsurance premiums	574	(4)
Income taxes receivable	(6,471)	7,772
Other assets	(1,162)	3,729
Future policy benefits and losses, claims and loss settlement expenses	68,139	31,014
Unearned premiums	27,701	10,552
Accrued expenses and other liabilities	21,795	(6,174)
Deferred income taxes	158	(3,119)
Other, net	2,153	110
Total adjustments	$71,466	$20,374
Net cash provided by operating activities	$54,586	$56,341
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$21,871	$3,402
Proceeds from call and maturity of held-to-maturity investments	1,050	2,553
Proceeds from call and maturity of available-for-sale investments	438,472	323,859
Proceeds from short-term and other investments	4,583	4,385
Purchase of available-for-sale investments	(432,892)	(439,755)
Purchase of short-term and other investments	(2,907)	(4,708)
Change in securities lending collateral	—	(77,845)
Net purchases and sales of property and equipment	(6,766)	(1,509)
Acquisition of property and casualty company, net of cash acquired	(171,394)	—
Net cash used in investing activities	$(147,983)	$(189,618)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$128,257	$111,621
Withdrawals from investment and universal life contracts	(86,507)	(81,936)
Borrowings of short-term debt	79,900	—
Repayment of short-term debt	(29,900)	—
Change in securities lending payable	—	77,845
Payment of cash dividends	(11,682)	(11,845)
Repurchase of common stock	(12,396)	(5,507)
Issuance of common stock	139	54
Tax benefit from issuance of common stock	6	5
Net cash provided by financing activities	$67,817	$90,237
Net Change in Cash and Cash Equivalents	$(25,580)	$(43,040)
Cash and Cash Equivalents at Beginning of Period	180,057	190,852
Cash and Cash Equivalents at End of Period	$154,477	$147,812
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables (for net realizable value); goodwill and intangible assets (for recoverability); and future policy benefits and losses, claims and loss settlement expenses.
In the preparation of the accompanying unaudited Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.
Certain prior year amounts have been reclassified to conform to the current year presentation.
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ended September 30, 2011, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”
Acquisition of Mercer Insurance Group
On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group for $191.5 million, which was funded through a combination of cash and $79.9 million of short-term debt. Accordingly, the results of operations for Mercer Insurance Group have been included in the accompanying unaudited Consolidated Financial Statements from that date forward. After the acquisition, we market our products through over 1,200 independent property and casualty agencies. In addition, the acquisition allows us to diversify our exposure to weather and other catastrophe risks across our geographic markets.
This transaction was accounted for under the acquisition method using Mercer Insurance Group historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date. For additional information related to this acquisition, see Note 10 “Business Combinations.”
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
For the nine-month periods ended September 30, 2011 and 2010, we made payments for income taxes of $0.6 million and $14.1 million, respectively. For the nine-month period ended September 30, 2011, we received no tax refunds compared to tax refunds of $13.5 million for the same period of 2010, that were received due to the overpayment of prior year tax and operating loss carrybacks.
For the nine-month period ended September 30, 2011, we made interest payments totaling $1.3 million, compared to no payments for interest for the same period of 2010, other than for interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs
The expenses associated with issuing insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the underlying policies. The table below shows the reconciliation of the components of our deferred policy acquisition costs asset, including the related amortization recognized for the nine-month period ended September 30, 2011.

(In Thousands)	Property & Casualty	Life Insurance	Total
Deferred policy acquisition costs at December 31, 2010	$44,681	$42,843	$87,524
Value of business acquired (see Note 10)	27,436	—	27,436
Amortization of value of business acquired	(21,702)	—	(21,702)
Current deferred costs	98,802	6,451	105,253
Current amortization	(83,961)	(7,137)	(91,098)
Ending unamortized deferred policy acquisition costs	$65,256	$42,157	$107,413
Change in "shadow" deferred policy acquisition costs	—	2,527	2,527
Recorded deferred policy acquisition costs at September 30, 2011	$65,256	$44,684	$109,940
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
We reported a federal income tax benefit of $17.7 million and a federal income tax expense of $7.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We have recognized no liability for unrecognized tax benefits at September 30, 2011 or December 31, 2010, or at any time during the nine-month period ended September 30, 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. This new guidance is to be applied prospectively. We are currently evaluating the impact that our adoption of the guidance, effective January 1, 2013, will have on the information disclosed in our Consolidated Financial Statements.

Comprehensive Income
In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity.  Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The guidance will be effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption permitted. This new guidance is to be applied retrospectively. We are currently evaluating the impact that our adoption of this guidance, effective January 1, 2012, will have on the presentation of our Consolidated Financial Statements.
Goodwill Impairment
In September 2011, the FASB issued updated accounting guidance that is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The updated guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In addition, the updated guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact that our adoption of the guidance, effective January 1, 2012, will have on our Consolidated Financial Statements.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2011 and December 31, 2010, is as follows:

September 30, 2011	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	$734	$8	$—	$742
Special revenue
Midwest
North central - East	353	16	—	369
North central - West	218	14	—	232
Northeast	230	2	—	232
South	632	2	66	568
West	2,737	36	—	2,773
Collaterialized mortgage obligations	56	2	—	58
Mortgage-backed securities	370	36	—	406
Total Held-to-Maturity Fixed Maturities	$5,330	$116	$66	$5,380
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$39,628	$1,494	$—	$41,122
Agency	98,928	585	11	99,502
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	123,825	9,970	11	133,784
North central - West	76,991	6,577	—	83,568
Northeast	37,502	2,982	—	40,484
South	103,670	9,702	—	113,372
West	67,550	5,362	—	72,912
Special revenue
Midwest
North central - East	69,649	4,458	3	74,104
North central - West	50,718	3,795	—	54,513
Northeast	13,844	744	—	14,588
South	97,058	6,534	—	103,592
West	53,824	4,209	—	58,033
Foreign bonds
Canadian	69,233	3,577	171	72,639
Other foreign	138,084	5,465	668	142,881
Public utilities
Electric	226,302	13,043	313	239,032
Gas distribution	17,606	1,538	58	19,086
Other	10,115	820	—	10,935
Corporate bonds
Oil and gas	194,730	7,625	440	201,915
Chemicals	55,333	2,980	—	58,313
Basic resources	24,485	244	645	24,084
Construction and materials	20,381	405	172	20,614
Industrial goods and services	173,176	7,824	186	180,814

Auto and parts	16,640	790	345	17,085
Food and beverage	64,834	2,664	177	67,321
Personal and household goods	67,130	2,987	302	69,815
Health care	101,002	7,038	—	108,040
Retail	51,865	2,571	—	54,436
Media	40,430	1,636	214	41,852
Travel and leisure	2,859	—	87	2,772
Telecommunications	45,562	1,890	—	47,452
Banks	130,510	4,254	1,367	133,397
Insurance	28,902	794	10	29,686
Real estate	20,848	2,468	224	23,092
Financial services	97,909	2,790	1,054	99,645
Technology	29,811	1,499	55	31,255
Collaterialized mortgage obligations
Government	36,791	3,028	22	39,797
Other	278	—	36	242
Mortgage-backed securities	36,973	1,046	12	38,007
Asset-backed securities	6,355	528	286	6,597
Redeemable preferred stocks	405	1	—	406
Total Available-For-Sale Fixed Maturities	$2,541,736	$135,917	$6,869	$2,670,784
Equity securities
Common stocks
Public utilities
Electric	$6,229	$4,981	$86	$11,124
Gas distribution	90	632	—	722
Other	76	9	—	85
Corporate
Oil and gas	5,932	6,563	14	12,481
Chemicals	2,734	1,184	—	3,918
Industrial good and services	9,427	10,570	454	19,543
Auto and parts	269	310	4	575
Food and beverage	2,124	3,579	15	5,688
Personal and household goods	6,030	3,011	—	9,041
Health care	8,212	6,708	322	14,598
Retail	2,836	356	292	2,900
Media	147	—	37	110
Telecommunications	2,399	3,364	14	5,749
Banks	12,970	25,967	388	38,549
Insurance	3,209	8,452	136	11,525
Real estate	393	646	70	969
Financial services	300	131	45	386
Technology	2,822	692	184	3,330
Nonredeemable preferred stocks	3,634	32	476	3,190
Total Available-for-Sale Equity Securities	$69,833	$77,187	$2,537	$144,483
Total Available-for-Sale Securities	$2,611,569	$213,104	$9,406	$2,815,267

December 31, 2010	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	38,133	943	—	39,076
Agency	104,049	96	1,014	103,131
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	121,273	6,634	137	127,770
North central - West	76,699	4,491	58	81,132
Northeast	27,861	1,664	—	29,525
South	92,795	6,555	53	99,297
West	53,160	2,983	90	56,053
Special revenue
Midwest
North central - East	59,063	2,205	175	61,093
North central - West	38,827	1,744	266	40,305
Northeast	4,505	247	9	4,743
South	71,486	3,405	144	74,747
West	42,363	2,182	—	44,545
Foreign bonds
Canadian	69,209	3,908	194	72,923
Other foreign	85,434	4,588	268	89,754
Public utilities
Electric	213,636	12,207	519	225,324
Gas distribution	21,131	1,124	70	22,185
Other	21,029	551	—	21,580
Corporate bonds
Oil and gas	177,973	7,890	427	185,436
Chemicals	52,561	2,445	35	54,971
Basic resources	6,971	456	—	7,427
Construction and materials	19,385	873	—	20,258
Industrial goods and services	148,212	7,208	362	155,058

Auto and parts	17,500	1,003	119	18,384
Food and beverage	70,613	3,531	111	74,033
Personal and household goods	66,597	3,079	289	69,387
Health care	78,595	4,933	186	83,342
Retail	42,150	2,139	329	43,960
Media	31,702	1,552	—	33,254
Travel and leisure	5,882	61	77	5,866
Telecommunications	34,706	2,329	51	36,984
Banks	117,506	5,817	1,689	121,634
Insurance	25,682	799	14	26,467
Real estate	20,903	1,101	267	21,737
Financial services	80,803	3,635	983	83,455
Technology	15,952	1,070	334	16,688
Collateralized mortgage obligations	17,564	2,013	—	19,577
Mortgage-backed securities	2	—	—	2
Asset-backed securities	6,754	572	—	7,326
Total Available-For-Sale Fixed Maturities	$2,178,666	$108,033	$8,270	$2,278,429
Equity securities
Common stocks
Public utilities
Electric	$6,229	$4,164	$3	$10,390
Gas distribution	90	586	—	676
Corporate
Oil and gas	5,740	7,394	—	13,134
Chemicals	2,734	3,345	—	6,079
Industrial goods and services	8,112	15,185	—	23,297
Auto and parts	257	537	—	794
Food and beverage	682	3,792	—	4,474
Personal and household goods	5,233	3,370	—	8,603
Health care	6,367	6,367	186	12,548
Retail	380	348	—	728
Travel and leisure	1	—	—	1
Telecommunications	2,376	3,438	—	5,814
Banks	9,498	34,363	101	43,760
Insurance	3,129	11,320	41	14,408
Real estate	393	667	40	1,020
Financial services	300	274	15	559
Technology	1,157	874	—	2,031
Nonredeemable preferred stocks	1,461	3	74	1,390
Total Available-for-Sale Equity Securities	$54,139	$96,027	$460	$149,706
Total Available-for-Sale Securities	$2,232,805	$204,060	$8,730	$2,428,135

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at September 30, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$245	$247	$274,007	$279,734	$2,626	$2,905
Due after one year through five years	4,659	4,669	1,119,740	1,176,492	4,563	4,274
Due after five years through 10 years	—	—	971,535	1,030,764	496	452
Due after 10 years	—	—	96,057	99,151	6,394	6,285
Asset-backed securities	—	—	6,355	6,597	—	—
Mortgage-backed securities	370	406	36,973	38,007	—	—
Collateralized mortgage obligations	56	58	37,069	40,039	—	—
	$5,330	$5,380	$2,541,736	$2,670,784	$14,079	$13,916
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains resulting from investment sales, calls and other-than-temporary impairment (“OTTI”) charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net realized investment gains (losses)
Fixed maturities	$813	$897	$3,247	$1,759
Equity securities	792	121	2,126	5,030
Trading securities	(457)	665	(179)	(19)
Mortgage loans	—	(361)	—	(361)
Other long-term investments	(78)	—	(347)	(15)
Mark-to-market valuation gain for interest rate swaps	149	—	149	—
Total net realized investment gains	$1,219	$1,322	$4,996	$6,394
The proceeds and gross realized gains and losses on the sale of available-for-sale securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Proceeds from sales	$830	$—	$21,871	$3,402
Gross realized gains	793	—	1,144	1,915
Gross realized losses	—	—	688	—
There were no sales of held-to-maturity securities during the nine-month periods ended September 30, 2011 and 2010.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $13.9 million and $12.9 million at September 30, 2011 and December 31, 2010, respectively.

The realized gains and losses attributable to the change in fair value during the reporting period of trading securities held at September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Trading
Realized gains	$(3)	$681	$28	$—
Realized losses	455	—	755	215
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $9.6 million at September 30, 2011.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
(In Thousands)	2011	2010
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$8,368	$67,113
Deferred policy acquisition costs	2,527	(19,133)
Income tax effect	(3,687)	(16,793)
Total change in net unrealized appreciation, net of tax	$7,208	$31,187
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2011, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
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
We have evaluated the unrealized losses reported for all of our equity securities at September 30, 2011, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at September 30, 2011. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2011 was $0.2 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(In Thousands)
September 30, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue
South	1	$467	$66	—	$—	$—	$467	$66
Total Held-to-Maturity Fixed Maturities	1	$467	$66	—	$—	$—	$467	$66
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
Agency	1	4,996	4	1	4,993	7	9,989	11
States, municipalities and political subdivisions
General obligations
Midwest	4	2,438	11	—	—	—	2,438	11
Special revenue					—
Midwest	3	1,557	3	—	—	—	1,557	3
Foreign bonds
Canadian	3	8,657	171	—	—	—	8,657	171
Other foreign	19	15,802	358	4	10,749	310	26,551	668
Public utilities
Electric	4	7,413	272	3	7,265	41	14,678	313
Gas distribution	1	1,984	58	—	—	—	1,984	58
Corporate bonds
Oil and gas	7	16,251	440	—	—	—	16,251	440
Basic resources	5	16,008	645	—	—	—	16,008	645
Construction and materials	2	9,900	172	—	—	—	9,900	172
Industrial goods and services	8	19,519	186	—	—	—	19,519	186
Auto and parts	1	2,655	345	—	—	—	2,655	345
Food and beverage	6	4,942	177	—	—	—	4,942	177
Personal and household goods	2	5,061	297	1	2,546	5	7,607	302
Media	1	4,725	190	1	2,186	24	6,911	214
Travel and leisure	3	2,771	87	—	—	—	2,771	87
Banks	27	30,081	1,367	—	—	—	30,081	1,367
Insurance	2	506	10	—	—	—	506	10
Real estate	4	7,084	224	—	—	—	7,084	224
Financial services	21	12,110	1,054	—	—	—	12,110	1,054
Technology	1	2,160	55	—	—	—	2,160	55
Collateralized mortgage obligations
Government	7	1,430	22	—	—	—	1,430	22
Other	1	241	36	—	—	—	241	36
Mortgage-backed securities	7	908	12	—	—	—	908	12
Asset-backed securities	3	585	286	—	—	—	585	286
Total Available-For-Sale Fixed Maturities	143	$179,784	$6,482	10	$27,739	$387	$207,523	$6,869
Equity securities

Common stocks
Public utilities	7	$223	$86	—	$—	$—	$223	$86
Corporate
Oil and gas	1	177	14	—	—	—	177	14
Industrial goods and services	14	1,618	454	—	—	—	1,618	454
Autos and parts	3	8	4	—	—	—	8	4
Food and beverage	3	509	15	—	—	—	509	15
Health care	8	961	160	1	332	162	1,293	322
Retail	11	1,189	292	—	—	—	1,189	292
Media	1	111	37	—	—	—	111	37
Telecommunications	4	61	7	1	12	7	73	14
Banks	10	975	212	1	380	176	1,355	388
Insurance	8	1,198	127	1	48	9	1,246	136
Real estate	—	—	—	3	207	70	207	70
Financial services	1	237	45	—	—	—	237	45
Technology	4	628	184	—	—	—	628	184
Nonredeemable preferred stocks	6	2,380	476	—	—	—	2,380	476
Total Available-for-Sale Equity Securities	81	$10,275	$2,113	7	$979	$424	$11,254	$2,537
Total Available-for-Sale Securities	224	$190,059	$8,595	17	$28,718	$811	$218,777	$9,406
Total	225	$190,526	$8,661	17	$28,718	$811	$219,244	$9,472

(In Thousands)
December 31, 2010	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$590	$108	$590	$108
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$590	$108	$590	$108
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
Agency	12	$41,374	$626	7	$30,661	$388	$72,035	$1,014
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	3	2,346	105	1	497	32	2,843	137
North central - West	1	860	58	—	—	—	860	58
South	2	947	53	—	—	—	947	53
West	3	2,723	90	—	—	—	2,723	90
Special revenue
Midwest
North central - East	7	8,275	96	2	2,553	79	10,828	175
North central - West	2	3,092	102	2	2,555	164	5,647	266
Northeast	—	—	—	1	771	9	771	9
South	3	3,964	144	—	—	—	3,964	144
Foreign bonds
Canadian	1	5,687	194	—	—	—	5,687	194
Other foreign	2	6,634	235	2	2,873	33	9,507	268
Public utilities
Electric	3	4,490	100	3	10,003	419	14,493	519
Gas distribution	—	—	—	1	1,420	70	1,420	70
Corporate bonds
Oil and gas	—	—	—	4	10,168	427	10,168	427
Chemicals	3	3,366	19	1	4,939	16	8,305	35
Industrial goods and services	5	13,642	171	2	5,821	191	19,463	362
Auto and parts	—	—	—	1	3,928	119	3,928	119
Food and beverage	1	2,006	12	2	4,491	99	6,497	111
Personal and household goods	3	9,233	241	2	3,039	48	12,272	289
Health care	4	14,416	186	—	—	—	14,416	186
Retail	4	9,370	321	1	2,308	8	11,678	329
Travel and leisure	1	2,013	69	2	792	8	2,805	77
Telecommunications	2	2,696	51	—	—	—	2,696	51
Banks	1	2,920	18	15	28,887	1,671	31,807	1,689
Insurance	1	2,169	14	—	—	—	2,169	14
Real estate	1	4,539	177	1	2,256	90	6,795	267
Financial services	3	11,660	236	15	5,270	747	16,930	983
Technology	—	—	—	3	8,628	334	8,628	334

Total Available-For-Sale Fixed Maturities	68	$158,422	$3,318	68	$131,860	$4,952	$290,282	$8,270
Equity securities
Common stocks
Public utilities	3	$306	$2	4	$—	$1	$306	$3
Corporate
Health care	2	1,437	62	1	371	124	1,808	186
Banks	2	614	33	1	488	68	1,102	101
Insurance	1	260	28	1	43	13	303	41
Real estate	1	79	10	2	158	30	237	40
Financial services	1	267	15	—	—	—	267	15
Nonredeemable preferred stocks	—	—	—	2	1,158	74	1,158	74
Total Available-for-Sale Equity Securities	10	$2,963	$150	11	$2,218	$310	$5,181	$460
Total Available-for-Sale Securities	78	$161,385	$3,468	79	$134,078	$5,262	$295,463	$8,730
Total	78	$161,385	$3,468	81	$134,668	$5,370	$296,053	$8,838

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

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011		December 31, 2010
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$5,380	$5,330	$6,422	$6,364
Available-for-sale fixed maturities	2,670,784	2,670,784	2,278,429	2,278,429
Equity securities	144,483	144,483	149,706	149,706
Trading securities	13,916	13,916	12,886	12,886
Mortgage loans	5,321	4,876	7,658	6,497
Policy loans	7,191	7,191	7,875	7,875
Other long-term investments	19,342	19,342	20,041	20,041
Short-term investments	1,500	1,500	1,100	1,100
Cash and cash equivalents	154,477	154,477	180,057	180,057
Accrued investment income	31,819	31,819	28,977	28,977
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,074,161	$990,516	$965,932	$948,920
Annuity (benefit payments)	118,484	93,714	102,511	86,874
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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2011 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

(In Thousands)		Fair Value Measurements
Description	September 30, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$41,122	$—	$41,122	$—
Agency	99,502	—	99,502	—
States, municipalities and political subdivisions
General obligations
North central - East	133,784	—	133,784	—
North central - West	83,568	—	83,568	—
Northeast	40,484	—	40,484	—
South	113,372	—	113,372	—
West	72,912	—	72,912	—
Special revenue
North central - East	74,104	—	73,164	940
North central - West	54,513	—	54,513	—
Northeast	14,588	—	14,588	—
South	103,592	—	103,592	—
West	58,033	—	58,033	—
Foreign bonds
Canadian	72,639	—	72,639	—
Other foreign	142,881	—	141,766	1,115
Public utilities
Electric	239,032	—	239,032	—
Gas distribution	19,086	—	19,086	—
Other	10,935	—	10,935	—
Corporate bonds
Oil and gas	201,915	—	201,915	—
Chemicals	58,313	—	58,313	—
Basic resources	24,084	—	24,084	—
Construction and materials	20,614	—	20,614	—
Industrial goods and services	180,814	—	177,917	2,897
Auto and parts	17,085	—	17,085	—
Food and beverage	67,321	—	65,889	1,432
Personal and household goods	69,815	—	67,366	2,449
Health care	108,040	—	108,040	—
Retail	54,436	—	54,436	—
Media	41,852	—	41,852	—
Travel and leisure	2,772	—	2,772	—
Telecommunications	47,452	—	47,452	—
Banks	133,397	—	126,166	7,231
Insurance	29,686	—	29,686	—
Real estate	23,092	—	15,266	7,826
Financial services	99,645	—	98,682	963
Technology	31,255	—	31,255	—
Collateralized mortgage obligations
Government	39,797	—	39,797	—
Other	242	—	242	—
Mortgage-backed securities	38,007	—	38,007	—

Asset-backed securities	6,597	—	6,282	315
Redeemable preferred stocks	406	405	1	—
Total Available-For-Sale Fixed Maturities	$2,670,784	$405	$2,645,211	$25,168
Equity securities
Common stocks
Public utilities
Electric	$11,124	$11,124	$—	$—
Gas distribution	722	722	—	—
Other	85	85	—	—
Corporate
Oil and gas	12,481	12,481	—	—
Chemicals	3,918	3,918	—	—
Industrial goods and services	19,543	19,543	—	—
Autos and parts	575	575	—	—
Food and beverage	5,688	5,688	—	—
Personal and household goods	9,041	9,041	—	—
Health care	14,598	14,598	—	—
Retail	2,900	2,900	—	—
Media	110	110	—	—
Telecommunications	5,749	5,749	—	—
Banks	38,549	33,742	—	4,807
Insurance	11,525	11,525	—	—
Real estate	969	969	—	—
Financial services	386	386	—	—
Technology	3,330	3,330	—	—
Nonredeemable preferred stocks	3,190	2,933	257	—
Total Available-for-Sale Equity Securities	$144,483	$139,419	$257	$4,807
Total Available-for-Sale Securities	$2,815,267	$139,824	$2,645,468	$29,975
TRADING
Fixed maturities
Bonds
Foreign bonds
Canadian	1,555	—	1,555	—
Other foreign	1,357	—	1,357	—
Corporate
Basic resources	1,519	—	1,519	—
Food and beverage	1,051	—	1,051	—
Health care	1,429	—	1,429	—
Banks	2,187	—	2,187	—
Insurance	451	—	451	—
Financial services	385	—	385	—
Technology	1,419	—	1,419	—
Redeemable preferred stocks	2,563	1,177	1,386	—
Total Trading Securities	$13,916	$1,177	$12,739	$—
Short-Term Investments	$1,500	$1,500	$—	$—
Money Market Accounts	$69,433	$69,433	$—	$—
Total	$2,900,116	$211,934	$2,658,207	$29,975

(In Thousands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$39,076	$—	$39,076	$—
Agency	103,131	—	103,131	—
States, municipalities and political subdivisions
General obligations
North central - East	127,770	—	127,770	—
North central - West	81,132	—	81,132	—
Northeast	29,525	—	29,525	—
South	99,297	—	99,297	—
West	56,053	—	56,053	—
Special revenue
North central - East	61,093	—	60,092	1,001
North central - West	40,305	—	40,305	—
Northeast	4,743	—	4,743	—
South	74,747	—	74,747	—
West	44,545	—	44,545	—
Foreign bonds
Canadian	72,923	—	72,923	—
Other foreign	89,754	—	88,639	1,115
Public utilities
Electric	225,324	—	225,289	35
Gas distribution	22,185	—	22,185	—
Other	21,580	—	21,580	—
Corporate bonds
Oil and gas	185,436	—	185,436	—
Chemicals	54,971	—	54,971	—
Basic resources	7,427	—	7,427	—
Construction and materials	20,258	—	20,258	—
Industrial goods and services	155,058	—	152,161	2,897
Auto and parts	18,384	—	18,384	—
Food and beverage	74,033	—	72,551	1,482
Personal and household goods	69,387	—	66,884	2,503
Health care	83,342	—	83,342	—
Retail	43,960	—	43,960	—
Media	33,254	—	33,254	—
Travel and leisure	5,866	—	5,866	—
Telecommunications	36,984	—	36,984	—
Banks	121,634	—	114,111	7,523
Insurance	26,467	—	26,467	—
Real estate	21,737	—	13,764	7,973
Financial services	83,455	—	82,354	1,101
Technology	16,688	—	16,688	—
Collateralized mortgage obligations	19,577	—	19,577	—
Mortgage-backed securities	2	—	2	—
Asset-backed securities	7,326	—	7,326	—
Total Available-For-Sale Fixed Maturities	$2,278,429	$—	$2,252,799	$25,630

Equity securities
Common stocks
Public utilities
Electric	$10,390	$10,390	$—	$—
Gas distribution	676	676	—	—
Corporate
Oil and gas	13,134	13,134	—	—
Chemicals	6,079	6,079	—	—
Industrial goods and services	23,297	23,297	—	—
Auto and parts	794	794	—	—
Food and beverage	4,474	4,474	—	—
Personal and household goods	8,603	8,603	—	—
Health care	12,548	12,548	—	—
Retail	728	728	—	—
Travel and leisure	1	1	—	—
Telecommunications	5,814	5,783	31	—
Banks	43,760	42,225	—	1,535
Insurance	14,408	14,408	—	—
Real estate	1,020	1,020	—	—
Financial services	559	559	—	—
Technology	2,031	2,031	—	—
Nonredeemable preferred stocks	1,390	1,158	232	—
Total Available-for-Sale Equity Securities	$149,706	$147,908	$263	$1,535
Total Available-for-Sale Securities	$2,428,135	$147,908	$2,253,062	$27,165
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,283	$—	$2,283	$—
Corporate bonds
Oil and gas	2,843	—	2,843	—
Health care	1,917	—	1,917	—
Banks	1,198	—	1,198	—
Financial services	384	—	384	—
Technology	1,394	—	1,394	—
Redeemable preferred stocks	2,867	1,476	1,391	—
Total Trading Securities	$12,886	$1,476	$11,410	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$34,384	$34,384	$—	$—
Total	$2,476,505	$184,868	$2,264,472	$27,165

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
For the nine-month period ended September 30, 2011, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases (and disposals) made during the period, which were made from funds held in our money market accounts, and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
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
The fair value of our Level 3 impaired securities was determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows. If a security has been written down or the issuer is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management’s expertise to determine fair value. We have the ability and the positive intent to hold securities until such time that we are able to recover all or a portion of our original investment. If a security does not have a market value at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor securities after the balance sheet date to confirm that their estimated fair value is reasonable.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at July 1, 2011	$940	$1,115	$5,856	$315	$4,807	$13,033
Realized gains (1)	—	—	—	—	—	—
Unrealized gains (1)	—	—	233	—	—	233
Amortization	—	—	—	—	—	—
Purchases	—	—	6	—	—	6
Disposals	—	—	(253)	—	—	(253)
Transfers in	—	—	16,956	—	—	16,956
Transfers out	—	—	—	—	—	—
Balance at September 30, 2011	$940	$1,115	$22,798	$315	$4,807	$29,975
(1) Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The securities reported as “transfers in” relate to securities where an updated market value was not available and the securities were transferred from either Level 1 or 2 to Level 3. The reported “disposals” relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2011	$1,001	$1,115	$35	$23,479	$—	$1,535	$27,165
Realized gains (1)	—	—	—	—	12	—	12
Unrealized gains (1)	—	—	(2)	183	1	—	182
Amortization	—	—	—	—	(15)	—	(15)
Purchases	—	—	—	6	1,436	3,272	4,714
Disposals	(61)	—	(33)	(670)	(1,119)	—	(1,883)
Transfers in	—	—	—	16,956	—	—	16,956
Transfers out	—	—	—	(17,156)	—	—	(17,156)
Balance at September 30, 2011	$940	$1,115	$—	$22,798	$315	$4,807	$29,975
(1) Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The equity securities reported as “purchases” primarily relate to our acquisition of Mercer Insurance Group. As a part of the acquisition financing, we purchased securities in the Federal Home Loan Bank of Des Moines, as a requirement to obtain membership and secure the loan we had with them. These securities were classified as Level 3 as we had no observable market price at September 30, 2011. The reported “disposals” relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.
The securities reported as “transfers in” relate to securities where an updated market value was not available and the securities were transferred from either Level 1 or 2 to Level 3. The securities reported as “transfers out” relate to securities where an updated market value was available and the securities were transferred from Level 3 to either Level 1 or 2.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$792	$713	$496	$463
Interest cost	1,190	1,142	398	464
Expected return on plan assets	(1,322)	(1,131)	—	—
Amortization of prior service cost	2	3	(8)	(13)
Amortization of net loss	592	545	56	53
Net periodic benefit cost	$1,254	$1,272	$942	$967

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2011	2010	2011	2010

Net periodic benefit cost
Service cost	$2,375	$2,140	$1,489	$1,136
Interest cost	3,570	3,426	1,193	1,075
Expected return on plan assets	(3,966)	(3,394)	—	—
Amortization of prior service cost	8	8	(24)	(40)
Amortization of net loss	1,776	1,636	168	53
Net periodic benefit cost	$3,763	$3,816	$2,826	$2,224

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expected to contribute $6.0 million to the pension plan for the 2011 plan year. For the nine-month period ended September 30, 2011, we contributed $3.8 million to the pension plan. We anticipate that the total contribution for the 2011 plan year will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire & Casualty Company 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 671,578 authorized shares available for future issuance at September 30, 2011. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to employees of United Fire or any of its affiliated companies who are in positions of substantial responsibility with United Fire.
Option awards granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the 2008 Stock Plan are granted at the market value of our stock on the date of the grant. Restricted stock awards fully vest after 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2011	Inception to Date
Beginning balance	833,495	1,900,000
Number of awards granted	(175,717)	(1,314,947)
Number of awards forfeited or expired	13,800	86,525
Ending balance	671,578	671,578
Number of option awards exercised	6,325	173,617
Number of unrestricted stock awards vested	730	2,485
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire & Casualty Company 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes United Fire to grant restricted and unrestricted stock and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At our annual stockholders’ meeting on May 18, 2011, United Fire stockholders approved an amendment to the Director Plan to increase from 150,000 to 300,000 the number of shares that may be issued under the Director Plan and to extend the life of the Director Plan from December 31, 2014 to December 31, 2020. At September 30, 2011, we had 160,009 authorized shares available for future issuance.
The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted and unrestricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Plan.

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2011	Inception to Date
Beginning balance	37,003	150,000
Additional authorization	150,000	150,000
Number of awards granted	(33,000)	(152,000)
Number of awards forfeited or expired	6,006	12,009
Ending balance	160,009	160,009
Number of option awards exercised	—	—

Stock-Based Compensation Expense

For each of the three-month periods ended September 30, 2011 and 2010, we recognized stock-based compensation expense of $0.4 million. For the nine-month periods ended September 30, 2011 and 2010, we recognized stock-based compensation expense of $1.4 million and $1.3 million, respectively.

As of September 30, 2011, we had $4.2 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2011 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2011	$445
2012	1,432
2013	996
2014	765
2015	533
2016	58
Total	$4,229

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

We evaluate the two segments on the basis of both statutory accounting practices prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables for the three-month periods ended September 30, 2011 and 2010 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2011
Net premiums earned	$144,065	$14,731	$158,796
Investment income, net of investment expenses	8,129	18,743	26,872
Net realized investment gains	692	527	1,219
Other income	504	221	725
Total reportable segment	$153,390	$34,222	$187,612
Intersegment eliminations	(44)	6	(38)
Total revenues	$153,346	$34,228	$187,574
Net income (loss)	$(6,671)	$1,895	$(4,776)
Assets at September 30, 2011	$1,878,705	$1,726,040	$3,604,745
Invested assets at September 30, 2011	$1,265,170	$1,602,252	$2,867,422

Three Months Ended September 30, 2010
Net premiums earned	$106,174	$13,061	$119,235
Investment income, net of investment expenses	7,899	19,230	27,129
Net realized investment gains	1,220	102	1,322
Other income	99	241	340
Total reportable segment	$115,392	$32,634	$148,026
Intersegment eliminations	(45)	(77)	(122)
Total revenues	$115,347	$32,557	$147,904
Net income	$890	$2,033	$2,923
Assets at September 30, 2010	$1,360,136	$1,752,583	$3,112,719
Invested assets at September 30, 2010	$968,183	$1,564,607	$2,532,790

The following tables for the nine-month periods ended September 30, 2011 and 2010, have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2011
Net premiums earned	$384,838	$40,556	$425,394
Investment income, net of investment expenses	26,405	55,422	81,827
Net realized investment gains	2,293	2,703	4,996
Other income	1,042	568	1,610
Total reportable segment	$414,578	$99,249	$513,827
Intersegment eliminations	(132)	(241)	(373)
Total revenues	$414,446	$99,008	$513,454
Net income (loss)	$(22,895)	$6,015	$(16,880)
Assets at September 30, 2011	$1,878,705	$1,726,040	$3,604,745
Invested assets at September 30, 2011	$1,265,170	$1,602,252	$2,867,422

Nine Months Ended September 30, 2010
Net premiums earned	$313,549	$37,236	$350,785
Investment income, net of investment expenses	25,630	57,849	83,479
Net realized investment gains	2,675	3,719	6,394
Other income	116	642	758
Total reportable segment	$341,970	$99,446	$441,416
Intersegment eliminations	(136)	(237)	(373)
Total revenues	$341,834	$99,209	$441,043
Net income	$26,648	$9,319	$35,967
Assets at September 30, 2010	$1,360,136	$1,752,583	$3,112,719
Invested assets at September 30, 2010	$968,183	$1,564,607	$2,532,790

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

The components of basic and diluted earnings (loss) per share were as follows for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(In Thousands Except Per Share Data)	2011		2010
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(4,776)	$(4,776)	$2,923	$2,923
Weighted-average common shares outstanding	25,723	25,723	26,279	26,279
Add dilutive effect of restricted stock awards	—	—	—	19
Add dilutive effect of stock options	—	—	—	26
Weighted-average common shares for EPS calculation	25,723	25,723	26,279	26,324
Earnings (loss) per common share	$(0.19)	$(0.19)	$0.11	$0.11
Awards excluded from diluted EPS calculation(1)	—	1,206	—	812

(1)	Outstanding awards were excluded from the diluted earnings (loss) per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings (loss) per share were as follows for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(In Thousands Except Per Share Data)	2011		2010
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(16,880)	$(16,880)	$35,967	$35,967
Weighted-average common shares outstanding	26,005	26,005	26,356	26,356
Add dilutive effect of restricted stock awards	—	—	—	19
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares for EPS calculation	26,005	26,005	26,356	26,375
Earnings (loss) per common share	$(0.65)	$(0.65)	$1.36	$1.36
Awards excluded from diluted EPS calculation(1)	—	1,206	—	812

(1)	Outstanding awards were excluded from the diluted earnings (loss) per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity during the reporting period except those resulting from investments by stockholders and dividends to stockholders.

The following table sets forth the components of our comprehensive income (loss) and the related tax effects for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(In Thousands)	2011	2010
Net income (loss)	$(4,776)	$2,923

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	(7,048)	36,352
Adjustment for net realized gains included in income	(1,219)	(1,322)
Adjustment for costs included in employee benefit expense	643	588
Other comprehensive income (loss), before tax	(7,624)	35,618
Income tax effect	2,795	(12,465)
Other comprehensive income (loss), after tax	(4,829)	23,153
Comprehensive income (loss)	$(9,605)	$26,076

The following table sets forth the components of our comprehensive income (loss) and the related tax effects for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(In Thousands)	2011	2010
Net income (loss)	$(16,880)	$35,967

Other comprehensive income
Change in net unrealized appreciation on investments	15,891	54,374
Adjustment for net realized gains included in income	(4,996)	(6,394)
Adjustment for costs included in employee benefit expense	1,929	1,657
Other comprehensive income, before tax	12,824	49,637
Income tax effect	(4,362)	(17,373)
Other comprehensive income, after tax	8,462	32,264
Comprehensive income (loss)	$(8,418)	$68,231

NOTE 9. CONTINGENT LIABILITIES

Legal Proceedings

We are named as a defendant in various lawsuits relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. These lawsuits originally included actions seeking certification from the court to proceed as a class action suit and actions filed by individual policyholders. All suits seeking class relief have been dismissed by the courts. The individual policyholder suits involve among other claims: disputes as to the amount of reimbursable claims; the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption; breach of the duty of good faith or violations of Louisiana insurance claims-handling laws or regulations (which cases involve claims for statutory damages and, in some cases, punitive or exemplary damages); the applicability of Louisiana's so-called “Valued Policy Law,” pursuant to which insurers must pay the total insured value of a structure that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril; and the scope or enforceability of the water damage exclusion in the policies. We have established our loss and loss settlement expense reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves are adequate.

We intend to continue to defend the cases related to losses incurred as a consequence of Hurricane Katrina. There are approximately 59 individual policyholder cases pending as of September 30, 2011. Our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims. In the nine-month periods ended September 30, 2011 and 2010, we incurred $6.0 million and $7.6 million of loss and loss settlement expenses from Hurricane Katrina claims and related litigation.

We are a defendant in two lawsuits filed in the Superior Court of Mercer County, New Jersey, Chancery Division, relating to our merger with Mercer Insurance Group. We have negotiated a settlement of both suits that is subject to court approval. Preliminary court approval has been granted and the court has scheduled a hearing for final approval in December 2011. The obligation of United Fire and Mercer Insurance Group pursuant to settlement is not material. If the court does not approve the settlement, we believe that the exposure faced by United Fire and Mercer Insurance Group is not material.

We consider all of our other litigation pending as of September 30, 2011, to be ordinary, routine, and incidental to our business.

NOTE 10. BUSINESS COMBINATIONS

On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group. The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed at the acquisition date has been allocated to goodwill and intangible assets of our property and casualty insurance segment.

We are in the process of completing valuation procedures of the separately identifiable intangible assets acquired and assessing the related useful lives of those assets. Provisional amounts have been recognized for these intangible assets that may be subject to adjustment within one year from the acquisition date. We expect to continue to obtain additional information during the measurement period to assist us in determining the fair value of certain of the assets acquired and liabilities assumed. Any adjustment to the provisional amounts that have been established will be recognized in the period that the adjustment is identified in accordance with the acquisition method.

The following is a summary of the fair value of the tangible and intangible assets acquired and liabilities assumed of Mercer Insurance Group at the date of acquisition based on provisional estimates of fair value:

(In Thousands)	March 28, 2011

Assets
Available-for-sale fixed maturity securities	$401,548
Equity securities	10,266
Short-term investments	400
Cash and cash equivalents	20,081
Accrued investment income	3,741
Premiums receivable	35,822
Value of business acquired	27,436
Property and equipment	14,985
Reinsurance receivables and recoverables	58,193
Prepaid reinsurance premiums	6,289
Income taxes receivable	2,660
Deferred income taxes	3,024
Goodwill and intangible assets	32,122
Other assets	10,108
Total assets	$626,675

Liabilities
Reserves for losses, claims and loss settlement expenses	$310,647
Unearned premiums	72,249
Accrued expenses and other liabilities	33,690
Debt	3,000
Trust preferred securities	15,614
Total liabilities	$435,200
Total net assets acquired	$191,475
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
The value of business acquired (“VOBA”) at the acquisition date is an intangible asset relating to the difference between the unearned premium reserves acquired in the transaction and the estimated fair value of the unexpired insurance policies, which consists of two components: (1) a provision for loss and loss settlement expenses that will be incurred as the premium is earned and (2) a provision for policy maintenance costs related to servicing those policies until they expire. Loss and loss settlement expenses are valued in a manner identical to that used for loss reserve valuation. Policy maintenance costs are valued based on estimates of future cash flows that are discounted to present value using duration-matched risk-free interest rates. VOBA is reported as a component of deferred policy acquisition costs in the accompanying unaudited Consolidated Balance Sheets and will be substantially amortized over a twelve-month period from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in-force business. The amortization pattern for the VOBA asset will be greater in the initial months subsequent to the acquisition date in correlation to the remaining term of the policies that were underwritten by Mercer Insurance Group.

The fair value of property and equipment related to land and buildings approximates the appraised value of the respective assets at the acquisition date.
The fair value of all other tangible assets and liabilities approximates their carrying values at the acquisition date due to their short-term duration.
The following is a summary of our unaudited pro forma historical results, as if Mercer Insurance Group had been acquired on January 1, 2010:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$187,574	$189,457	$551,021	$559,781
Net income (loss) (1)	(4,776)	8,607	6,340	48,903
Basic earnings (loss) per share	(0.19)	0.33	0.24	1.86
Diluted earnings (loss) per share	(0.19)	0.33	0.24	1.85
(1) The three- and nine-month periods ended September 30, 2011, exclude transaction related expenses incurred that reduced net income by $0.4 million and $11.9 million, respectively.
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at January 1, 2010, and they are not necessarily indicative of future operating results. Annualized revenues of Mercer Insurance Group approximates $146.5 million for 2011. Total revenues and net loss recorded in the accompanying unaudited Consolidated Statements of Income related to Mercer Insurance Group was $36.9 million and $5.6 million for the three-month period ended September 30, 2011 and $73.0 million and $12.6 million for the nine-month period ended September 30, 2011, respectively.

NOTE 11. DEBT

We have the following debt outstanding at September 30, 2011:

(In Thousands)
	Repayment of Funds are Due on or Before	Amount Due
Bankers Trust Company	March 23, 2012 (1)	50,000
Union Bank of California	November 16, 2011	3,000
Total		$53,000
(1) The borrowing under the line of credit is due on March 23, 2012; however, we have agreed to prepay to the lender the outstanding amount of any loan or loans, plus interest, on or before the nine-month anniversary of the loan issuance date, which was March 24, 2011.
In the first quarter of 2011, we entered into a $50.0 million line of credit with Bankers Trust Company. The proceeds of our loan was used to finance our acquisition of Mercer Insurance Group. Under the terms of our credit agreement, interest on outstanding balances is adjusted monthly to the monthly London Interbank Offered Rate (“LIBOR”), as published in the Wall Street Journal, plus 180 basis points, calculated using a 360 day year and the actual days of the month the principal is outstanding. Interest payments are due monthly. In addition, the line of credit incurs an annual facility charge of $25,000. The line of credit contains certain financial covenants including covenants that require us to maintain our A.M. Best rating, a debt to capitalization ratio and minimum stockholders equity. For the nine-month period ended September 30, 2011, we have incurred $.5 million in interest expense related to this line of credit.
In addition, Mercer Insurance Group has the ability to borrow up to $7.5 million on a bank line of credit with Union Bank of California. Under the terms of that credit agreement, the line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of September 30, 2011, was 3.25 percent. Interest payments are due monthly. In addition, the line of credit incurs an annual facility charge of $10,000. The line of credit contains certain financial covenants, including covenants that require Mercer Insurance Group to maintain a minimum statutory surplus and to distribute from subsidiaries no more than 50.0 percent of allowable dividends.
We were in compliance with all covenants for all credit agreements as of September 30, 2011.

NOTE 12. TRUST PREFERRED SECURITIES
In connection with our acquisition of Mercer Insurance Group, we acquired the following Trust Preferred Securities, which were outstanding as of September 30, 2011:

(In Thousands)	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust I	12/4/2002	$5,030	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,017	LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,575	LIBOR + 4.05%	9/30/2033
Total Trust Preferred Securities		$15,622
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
Financial Pacific Statutory Trust I (“Trust I”) is a Connecticut statutory business trust. The Trust issued 5.0 million shares of the Trust Preferred Securities at a price of $1 per share for $5.0 million. The Trust purchased $5.2 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on December 4, 2032. The annual effective rate of interest at September 30, 2011 is 8.74 percent.
Financial Pacific Statutory Trust II (“Trust II”) is a Connecticut statutory business trust. The Trust issued 3.0 million shares of the Trust Preferred Securities at a price of $1 per share for $3.0 million. The Trust purchased $3.1 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on May 15, 2033. The annual effective rate of interest at September 30, 2011 is 8.9 percent.
Financial Pacific Statutory Trust III (“Trust III”) is a Delaware statutory business trust. The Trust issued 7.5 million shares of the Trust Preferred Securities at a price of $1 per share for $7.5 million. The Trust purchased $7.7 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on September 30, 2033. The annual effective rate of interest at September 30, 2011 is 8.89 percent.
Mercer Insurance Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. Total interest expense for the nine-month period ended September 30, 2011 was $0.7 million. Mercer Insurance Group entered into three interest rate swap agreements to economically hedge the floating interest rate on the Junior Subordinated Debentures (see Note 13 “Derivative Instruments and Hedging Activities”).
The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Mercer Insurance Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III. Mercer Insurance Group has not exercised these rights as of September 30, 2011.

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In connection with our acquisition of Mercer Insurance Group, we acquired three interest-rate swap agreements that hedge against interest rate risk on the Trust Preferred Securities. The interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities described in Note 12 "Trust Preferred Securities" into a fixed rate without exchanging the instruments themselves. As of September 30, 2011, the interest-rate swap agreements had an aggregate notional principal amount of $15.5 million.

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

A summary of the fair value of interest rate swaps outstanding as of September 30, 2011, is as follows:

(In Thousands)	Balance Sheet Location	Fair Value Liability
Interest rate swaps
Union Bank of California (Trust I)	Accrued expenses and other liabilities	$266
Union Bank of California (Trust II)	Accrued expenses and other liabilities	227
Union Bank of California (Trust III)	Accrued expenses and other liabilities	647
Total derivatives		$1,140

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
United Fire & Casualty Company

We have reviewed the consolidated balance sheet of United Fire & Casualty Company as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2011. These financial statements are the responsibility of the Company's management.

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
November 4, 2011

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

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses and the related valuation of reinsurance recoverable on paid and unpaid losses; the valuation of reserves for future policy benefits; and the calculation of the deferred policy acquisition costs asset. These critical accounting estimates are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

INTRODUCTION

The purpose of the Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2010. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

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

For the nine-month period ended September 30, 2011, property and casualty business accounted for 90.5 percent of our net premiums earned, of which 89.6 percent was generated from commercial lines. Life insurance business made up 9.5 percent of our net premiums earned, of which 60.0 percent was generated from traditional life insurance products.

For the nine-month period ended September 30, 2011, more than half of our property and casualty direct premiums were written in Iowa, Texas, California, Missouri, Louisiana, and Illinois, and over three-fourths of our life insurance premiums, excluding annuities, were written in Iowa, Illinois, Wisconsin, Nebraska and Minnesota.

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
The profitability of our company is influenced by many factors, including price, competition, economic conditions, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. Unless a connection between future increased extreme weather events and climate change is ultimately proven true, management believes that climate change considerations will not have a material impact on our profitability.
To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, and effective and efficient use of technology.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2011	2010	%	2011	2010	%
Revenues
Net premiums earned	$158,704	$119,158	33.2%	$425,118	$350,548	21.3%
Investment income, net of investment expenses	26,926	27,084	(0.6)	81,730	83,343	(1.9)
Net realized investment gains
Other-than-temporary impairment charges	—	—	—	—	(459)	—
All other net realized gains	1,219	1,322	(7.8)	4,996	6,853	(27.1)
Total net realized investment gains	1,219	1,322	(7.8)	4,996	6,394	(21.9)
Other income	725	340	113.2	1,610	758	112.4
	$187,574	$147,904	26.8%	$513,454	$441,043	16.4%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$120,861	$89,312	35.3	$332,854	$230,432	44.4
Future policy benefits	9,167	7,218	27.0	25,229	20,983	20.2
Amortization of deferred policy acquisition costs	43,022	28,491	51.0	112,800	82,929	36.0
Other underwriting expenses	14,101	10,468	34.7	44,878	30,654	46.4
Interest on policyholders' accounts	10,897	10,923	(0.2)	32,224	32,371	(0.5)
	$198,048	$146,412	35.3%	$547,985	$397,369	37.9%

Income (loss) before income taxes	$(10,474)	$1,492	NM	$(34,531)	$43,674	(179.1)%
Federal income tax expense (benefit)	(5,698)	(1,431)	NM	(17,651)	7,707	NM
Net Income (Loss)	$(4,776)	$2,923	NM	$(16,880)	$35,967	(146.9)%
NM = not meaningful

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2011:

Consolidated Results of Operations

•
For the three-month period ended September 30, 2011, we incurred a net loss of $4.8 million, compared to net income of $2.9 million for the same period of 2010. The deterioration is primarily due to the following:

◦
Loss and loss settlement expenses increased due primarily to our direct catastrophe losses in the third quarter of 2011, which included a powerful, long-lasting straight-line windstorm known as a derecho that hit Iowa in July 2011. Losses from this storm totaled $5.0 million. In August 2011, a wind and hail event affected United Fire policyholders in Western Iowa, South Dakota, Nebraska and Northwest Missouri, with losses totaling $4.6 million. Also contributing was development on severe storm losses that occurred during the second quarter of 2011 and assumed reinsurance losses that occurred during the first quarter of 2011. In addition, we experienced a large loss that impacted our other liability line of business.

◦
Policy acquisition costs and the value of business acquired ("VOBA") asset related to our acquisition of Mercer Insurance Group led to a significant increase in both amortization of deferred policy acquisition costs and other underwriting expenses. We expect the amortization of deferred policy acquisition costs to be higher than normal the remainder of 2011 and into the first quarter of 2012, as deferred policy acquisition costs related to Mercer Insurance Group are amortized in the first 12 months of operations subsequent to the acquisition in accordance with the remaining term of the policies that were underwritten by Mercer Insurance Group.

•
For the nine-month period ended September 30, 2011, we incurred a net loss of $16.9 million, compared to net income of $36.0 million for the same period of 2010. The deterioration is primarily due to the following:

◦
Loss and loss settlement expenses increased due primarily to severe storm losses that occurred during the second and third quarters of 2011 and assumed reinsurance losses that occurred during the first quarter of 2011. Also contributing were large losses in our workers' compensation, commercial auto, other liability and fire and allied lines of business. In addition, an increase in both immediate annuity benefits and traditional life death benefits for our life insurance segment contributed to the increase in this expense.

◦
Policy acquisition costs, transaction costs and the VOBA asset related to our acquisition of Mercer Insurance Group led to a significant increase in both amortization of deferred policy acquisition costs and other underwriting expenses.

•
Net premiums written for the property and casualty insurance segment increased 43.5 percent and 27.5 percent in the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010, reflecting our acquisition of Mercer Insurance Group, a combination of controlled single-digit rate increases in many of our lines, and our internal initiatives to improve growth in several market segments and to increase penetration with existing agencies.

•
Deferred annuity deposits (sales) increased 56.2 percent and 24.5 percent in the three- and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010. We attribute the increase to two reasons, consumers seeking products with guaranteed rates of return as equity markets remain volatile and a new agency that began writing deferred annuities with us in the second quarter and continued this activity in the third quarter. We are also working to increase production of life sales and anticipate that this new agency will also play a part in that effort. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

•
Pre-tax catastrophe losses totaled $23.7 million and $71.0 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to $4.7 million and $15.4 million in the same periods of 2010, due primarily to severe storm losses that occurred during the second and third quarters as well as assumed reinsurance losses related to the New Zealand earthquake, and the earthquake and tsunami in Japan that occurred during the first quarter.

•
Our combined ratio was affected by our direct catastrophe losses, assumed reinsurance losses, amortization of deferred policy acquisition costs and expenses related to our acquisition of Mercer Insurance Group. The ratio increased 5.4 percentage points and 19.4 percentage points in the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010.

Consolidated Financial Condition

•
Net cash inflow related to our annuity business was $19.5 million and $16.9 million in the three- and nine-month periods ended September 30, 2011, respectively, compared to $5.9 million and $4.3 million in the same periods of 2010. We attribute this to the activity described previously.

•
As of September 30, 2011, the book value per share of our common stock was $26.88. In the three-month period ended September 30, 2011, we repurchased 377,543 shares of our common stock for $6.3 million, at an average cost of $16.72 per share. In the nine-month period ended September 30, 2011, we repurchased 701,140 shares of our common stock for $12.4 million, at an average cost of $17.68 per share. Under our Share Repurchase Program, which expires in August 2013, we are authorized to purchase an additional 471,686 shares of common stock.

•
Net unrealized investment gains totaled $109.9 million as of September 30, 2011, an increase of $7.2 million or 7.0 percent since December 31, 2010. An increase in the value of our fixed maturity portfolio more than offset a decline in the value of our equity portfolio.

•
Our stockholders' equity decreased to $685.5 million at September 30, 2011, from $716.4 million at December 31, 2010. The deterioration was primarily attributable to a net loss of $16.9 million, along with stockholder dividends of $11.7 million and stock repurchases of $12.4 million. The decrease was somewhat offset by the increase in net unrealized investment gains on our investment portfolio.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net premiums written (1)	$143,412	$99,962	$413,165	$324,185
Net premiums earned	$144,065	$106,174	$384,838	$313,549
Losses and loss settlement expenses	(115,127)	(83,610)	(316,916)	(215,491)
Amortization of deferred policy acquisition costs	(40,547)	(25,983)	(105,663)	(75,373)
Other underwriting expenses	(11,050)	(7,506)	(35,576)	(21,826)
Underwriting gain (loss) (1)	$(22,659)	$(10,925)	$(73,317)	$859

Investment income, net of investment expenses	8,085	7,854	26,273	25,494
Net realized investment gains
Other-than-temporary impairment charges	—	—	—	(153)
All other net realized gains	692	1,220	2,293	2,828
Total net realized investment gains	692	1,220	2,293	2,675
Other income	504	99	1,042	116
Income (loss) before income taxes	$(13,378)	$(1,752)	$(43,709)	$29,144

GAAP Ratios:
Net loss ratio	63.5%	74.4%	63.9%	63.8%
Catastrophes - effect on net loss ratio	16.4	4.4	18.5	4.9
Net loss ratio	79.9%	78.8%	82.4%	68.7%
Expense ratio (2)	35.8	31.5	36.7	31.0
Combined ratio	115.7%	110.3%	119.1%	99.7%
(1) The Statutory Financial Measures section of this report defines data prepared in accordance with statutory accounting practices which, is a comprehensive basis of accounting other than U.S. GAAP.
(2) Includes policyholder dividends.

•	Net premiums written increased 43.5 percent in the three-month period ended September 30, 2011, which is attributable to:

◦
Acquisition of Mercer Insurance Group - Total net premiums written increased $43.5 million or 33.1 percent in the three-month period ended September 30, 2011. The acquisition of Mercer Insurance Group contributed $33.1 million of the increase, with $28.0 million and $5.1 million, respectively, in our commercial and personal lines.

◦
Organic growth - The additional increase in our net premiums written is the result of a combination of controlled single-digit rate increases in many of our lines, coupled with the internal growth initiatives we implemented at the beginning of 2011.

•
Commercial lines - Competitive market conditions eased slightly on renewals, but persisted on new business during the quarter. We were encouraged by commercial pricing trends in the third quarter, which turned slightly positive in small accounts under $10,000 in premium and commercial property business. In the three-month period ended September 30, 2011, net premiums written, not including Mercer Insurance Group, increased 11.1 percent. Despite the slow economy, exposure unit reductions and out-of-business policy cancellations have slowed in some areas of the country.

•
Personal lines pricing improved again in the three-month period ended September 30, 2011, with mid-single-digit increases in auto insurance and upper-single-digit increases in homeowners insurance. This continues a trend that began over two years ago.

•	Policy retention rates remained strong for both commercial and personal lines, with approximately 81.0 percent of our policies renewing.

•
GAAP combined ratio increased by 5.4 percentage points in the three-month period ended September 30, 2011, compared with the same period of 2010. For the nine-month period ended September 30, 2011, our combined ratio increased by 19.4 percentage points as compared to the same period of 2010. These increases are attributable to the following:

◦
Losses and loss settlement expenses increased 37.7 percent in the three-month period ended September 30, 2011 and 47.1 percent in the nine-month period ended September 30, 2011, as compared with the same periods in 2010. The primary cause for this deterioration for the quarterly and year-to-date period is our direct catastrophe losses in the third quarter, along with severe storm losses that occurred during the second quarter and assumed reinsurance losses related to the New Zealand earthquake and the earthquake and tsunami in Japan that occurred during the first quarter. We continued to see a reduction in legal expenses, which helped keep overall loss settlement expenses flat for the year.

•
Non-catastrophe claims experience - While a small number of severe workers' compensation losses contributed to the increase in losses and loss settlement expenses, in general, we've seen claims frequency and severity continue their downward trajectory in workers' compensation and other casualty lines during the three-month period ended September 30, 2011. For example, other liability loss and loss settlement expenses decreased $17.5 million year-to-date as a result of a reduction in severity and frequency, as well as favorable development on prior year claims.

•
Acquisition of Mercer Insurance Group - the acquisition of Mercer Insurance Group accounted for $27.7 million and $55.7 million of the increase in loss and loss settlement expenses for the three- and nine-month periods ended September 30, 2011, respectively.

◦
Expense ratio, a component of the combined ratio, increased 4.3 percentage points and 5.7 percentage points in the three- and nine-month periods ended September 30, 2011, respectively, as compared to the same periods of 2010. This ratio is higher than our historical expense ratio, which is attributable to:

•
Other underwriting expenses and amortization of deferred policy acquisition costs together increased 54.1 percent and 45.3 percent in the three- and nine-month periods ended September 30, 2011, respectively, primarily due to an increase in amortization of deferred policy acquisition costs and transaction costs that are related to our acquisition of Mercer Insurance Group. These costs totaled $17.9 million and $45.4 million in the three- and nine-month periods ended September 30, 2011, respectively. Amortization of deferred policy acquisition costs will be higher than normal the remainder of 2011 and into the first quarter of 2012, as deferred policy acquisition costs related to Mercer Insurance Group are amortized in the first 12 months of operations subsequent to the acquisition in accordance with the remaining term of the policies that were underwritten by Mercer Insurance Group.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business:

Three Months Ended September 30,
	2011			2010
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$29,846	$9,213	30.9%	$28,335	$26,699	94.2%
Fire and allied lines (2)	45,402	46,611	102.7	24,910	21,686	87.1
Automobile	30,999	26,364	85.1	23,506	18,837	80.1
Workers' compensation	14,257	11,572	81.2	11,459	8,116	70.8
Fidelity and surety	4,375	925	21.1	4,993	275	5.5
Miscellaneous	216	(134)	(62.0)	198	31	15.7
Total commercial lines	$125,095	$94,551	75.6%	$93,401	$75,644	81.0%

Personal lines
Fire and allied lines (3)	$10,009	$10,962	109.5%	$6,230	$3,198	51.3%
Automobile	5,012	5,025	100.3	3,735	3,308	88.6
Miscellaneous	226	90	39.8	121	(143)	(118.2)
Total personal lines	$15,247	$16,077	105.4%	$10,086	$6,363	63.1%
Reinsurance assumed	$3,723	$4,499	120.8%	$2,687	$1,603	59.7%
Total	$144,065	$115,127	79.9%	$106,174	$83,610	78.8%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.

Nine Months Ended September 30,
	2011			2010
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$86,796	$31,023	35.7%	$85,056	$58,644	68.9%
Fire and allied lines	113,570	133,288	117.4	73,754	60,967	82.7
Automobile	83,584	57,719	69.1	69,732	49,320	70.7
Workers' compensation	39,352	33,131	84.2	34,305	19,899	58.0
Fidelity and surety	12,280	944	7.7	13,969	2,757	19.7
Miscellaneous	627	251	40.0	597	76	12.7
Total commercial lines	$336,209	$256,356	76.2%	$277,413	$191,663	69.1%

Personal lines
Fire and allied lines	$26,045	$30,471	117.0%	$18,317	$11,023	60.2%
Automobile	13,674	10,995	80.4	10,818	9,265	85.6
Miscellaneous	571	193	33.8	324	(219)	(67.6)
Total personal lines	$40,290	$41,659	103.4%	$29,459	$20,069	68.1%
Reinsurance assumed	$8,339	$18,901	NM	$6,677	$3,759	56.3%
Total	$384,838	$316,916	82.4%	$313,549	$215,491	68.7%

•
Other liability - The loss ratio improved by 63.3 percentage points and 33.2 percentage points to 30.9 percent and 35.7 percent in the three- and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010. The improvement in this line was due to a decrease in severity and frequency, as well as favorable development on prior year claims.

•
Commercial fire and allied lines - The loss ratio deteriorated by 15.6 percentage points and 34.7 percentage points to 102.7 percent and 117.4 percent in the three- and nine-month periods ended September 30, 2011, respectively, as compared to the same periods of 2010, due primarily to our significant catastrophe loss experience in 2011.

•
Workers' compensation - The loss ratio deteriorated by 10.4 percentage points and 26.2 percentage points to 81.2 percent and 84.2 percent in the three- and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010. The deterioration in this line was due to an increase in severity and frequency, as a result of several large losses that occurred in the first nine months of 2011, as well as development incurred in 2011 on claims that occurred in 2010.

•
Fidelity and surety - The loss ratio deteriorated by 15.6 percentage points to 21.1 percent for the three-month period ended September 30, 2011, compared to the same period of 2010. The deterioration is a result of development on claims from prior periods and the reporting of a small number of new claims. However, for the nine-month period ended September 30, 2011, the loss ratio as compared to the same period of 2010 improved by 12.0 percentage points to 7.7 percent. The year-to-date improvement is due to minimal losses overall in 2011 as compared to the same period in 2010, along with recoveries from salvage and subrogation on prior year claims.

•
Personal fire and allied lines - The loss ratio deteriorated by 58.2 percentage points and 56.8 percentage points to 109.5 percent and 117.0 percent in the three- and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010, due primarily to our significant catastrophe loss experience in 2011.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Revenues
Net premiums earned	$14,639	$12,984	$40,280	$36,999
Investment income, net	18,841	19,230	55,457	57,849
Net realized investment gains
Other-than-temporary impairment charges	—	—	—	(306)
All other net realized gains	527	102	2,703	4,025
Total net realized investment gains	527	102	2,703	3,719
Other income	221	241	568	642
Total revenues	$34,228	$32,557	$99,008	$99,209

Benefits, Losses and Expenses
Losses and loss settlement expenses	$5,734	$5,702	$15,938	$14,941
Future policy benefits	9,167	7,218	25,229	20,983
Amortization of deferred policy acquisition costs	2,475	2,508	7,137	7,556
Other underwriting expenses	3,051	2,962	9,302	8,828
Interest on policyholders' accounts	10,897	10,923	32,224	32,371
Total benefits, losses and expenses	$31,324	$29,313	$89,830	$84,679

Income before income taxes	$2,904	$3,244	$9,178	$14,530

•
Net income decreased 6.8 percent and 35.5 percent in the three- and nine-month periods ended September 30, 2011, respectively, as compared to the same periods of 2010. The decrease is attributable to decreased investment results and an increase in future policy benefits, which were somewhat offset by an increase in net premiums earned.

◦
Net premiums earned increased 12.8 percent and 8.9 percent in the three- and nine-month periods ended September 30, 2011, respectively, as compared to the same periods of 2010. This was driven by our effort to increase sales of our single premium whole life product and an increase in single premium immediate annuity products.

◦
Investment income decreased 2.0 percent and 4.1 percent in the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010, due to historically low investment yields. As our fixed maturity securities were called or matured, we were unable to obtain the same level of return on the reinvestment of these funds.

◦
Loss and loss settlement expenses increased 0.6 percent and 6.7 percent in the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010, due to an increase in both immediate annuity benefits and traditional life insurance death benefits.

◦
Increase in liability for future policy benefits increased 27.0 percent and 20.2 percent in the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010, due to the demographics of our insureds.

•
Deferred annuity sales increased 56.2 percent and 24.5 percent in the three- and nine-month periods ended September 30, 2011, respectively, as compared with the same periods of 2010. We attribute the increase to two reasons, consumers seeking products with guaranteed rates of return as equity markets remain volatile and a new agency that began writing deferred annuities with us in the second quarter and continued this activity in the third quarter. We are also working to increase production of life sales and anticipate that this new agency will also play a part in that effort. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

•
Net cash inflow related to our annuity business was $19.5 million and $16.9 million in the three- and nine-month periods ended September 30, 2011, respectively, compared to $5.9 million and $4.3 million in the same periods of 2010. We attribute this to the activity described previously.

Investment Portfolio

Our invested assets totaled $2,867.4 million at September 30, 2011, compared to $2,482.9 million at December 31, 2010, an increase of $384.5 million, which is due primarily to our acquisition of Mercer Insurance Group. As of September 30, 2011, the portfolio acquired from Mercer Insurance Group accounted for $407.2 million of our invested assets.

At September 30, 2011, fixed maturity securities and equity securities comprised 93.3 percent and 5.0 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at September 30, 2011, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$1,106,868	87.5%	$1,569,246	98.0%	$2,676,114	93.3%
Equity securities	127,043	10.0	17,440	1.1	144,483	5.0
Trading securities	13,916	1.1	—	—	13,916	0.5
Mortgage loans	—	—	4,876	0.3	4,876	0.2
Policy loans	—	—	7,191	0.4	7,191	0.3
Other long-term investments	15,843	1.3	3,499	0.2	19,342	0.7
Short-term investments	1,500	0.1	—	—	1,500	—
Total	$1,265,170	100.0%	$1,602,252	100.0%	$2,867,422	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2011, we classified $2,670.8 million, or 99.8 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,278.4 million, or 99.7 percent, at December 31, 2010. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2011 and December 31, 2010, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles. Our exposure to derivative instruments and hedging is described in detail in Part I, Item 1, Note 13 “Derivative Instruments and Hedging Activities.”

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2011 and December 31, 2010. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	September 30, 2011		December 31, 2010
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$364,120	13.6%	$279,009	12.1%
AA	640,076	23.8	480,478	20.9
A	616,623	22.9	476,044	20.7
Baa/BBB	947,689	35.2	938,781	40.9
Other/Not Rated	121,522	4.5	123,367	5.4
	$2,690,030	100.0%	$2,297,679	100.0%

Changes in the credit ratings of our fixed maturity securities portfolio at September 30, 2011, from December 31, 2010, is primarily due to the inclusion of Mercer Insurance Group's invested assets in our portfolio at September 30, 2011.

Concentration

The following table summarizes the carrying value of our ten largest investment exposures excluding investments in U.S. Government and Government Agencies:

(In Thousands)	September 30, 2011
Issuer and Type of Security	Carrying Value	% of Total Investments at Carrying Value
Abbott Laboratories - Fixed Maturities and Equity Securities	$19,559	0.7%
AT&T Inc - Fixed Maturities and Equity Securities	18,812	0.7
General Electric Company - Fixed Maturities and Equity Securities	18,176	0.6
U S Bancorp - Fixed Maturities and Equity Securities	16,595	0.6
Boeing Company - Fixed Maturities and Equity Securities	14,748	0.5
Goldman Sachs Group Inc - Fixed Maturities and Money Market Fund	12,903	0.5
Coca-Cola - Fixed Maturities and Equity Securities	12,228	0.4
Banc Fund VIII LP - Limited Liability Partnership	12,100	0.4
Astrazeneca PLC - Fixed Maturities	11,658	0.4
Eaton Corporation - Fixed Maturities	11,624	0.4
Total	$148,403	5.2%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2011, is 3.5 years compared to 3.7 years at December 31, 2010.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2011, is 4.2 years compared to 5.3 years at December 31, 2010.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2011 is 3.1 years compared to 2.8 years at December 31, 2010.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are: volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. In our life insurance segment, net investment income decreased 2.0 percent and 4.1 percent in the three- and nine-month periods ended September 30, 2011, compared with the same periods of 2010, due to historically low yields, which we have been mitigating by increasing the duration of our investments in order to achieve better yields. In addition, as our fixed maturity securities were called or matured, we were unable to obtain the same level of return on the reinvestment of these funds.
In our property and casualty insurance segment, our acquisition of Mercer Insurance Group contributed to the 2.9 percent and 3.1 percent increase in net investment income in the three- and nine-month periods ended September 30, 2011, compared to with the same periods of 2010. The increase was somewhat offset by the impact of low interest rates and a decline in the value of our investments in limited liability partnership holdings. Our property and casualty insurance segment holds certain investments in limited liability partnership that are accounted for under the equity method of accounting, with changes in the value of these investments recorded in investment income.
Net realized investment gains were $1.2 million and $5.0 million in the three- and nine-month periods ended September 30, 2011, compared to $1.3 million and $6.4 million in the same periods of 2010. OTTI charges totaling $0.5 million were incurred for the nine-month period ended September 30, 2010. No OTTI charges were incurred in the three-month periods ended September 30, 2011 and 2010 or in the nine-month period ended September 30, 2011.
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
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2011, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment losses in future periods on securities that we own at September 30, 2011, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily to fund loss and loss settlement expenses, payment of policyholder benefits under life insurance contracts, annuity withdrawals, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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
The following table displays a summary of cash sources and uses in 2011 and 2010.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2011	2010
Cash used in
Operating activities	$54,586	$56,341
Investing activities	(147,983)	(189,618)
Financing activities	67,817	90,237
Net decrease in cash and cash equivalents	$(25,580)	$(43,040)
Operating Activities
Net cash flows provided by operating activities totaled $54.6 million and $56.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Cash flows for the nine-month period ended September 30, 2011, reflected a higher level of property and casualty insurance premiums collected, which was offset by a higher level of loss and loss settlement expense payments and operating expenses paid, compared to the same period of 2010. Additionally, we experienced a lower level of investment income received.
Our cash flows from operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2011 and 2010.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.4 billion, or 52.3 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2011, our cash and cash equivalents included $69.4 million related to these money market accounts, compared to $34.4 million at December 31, 2010.

Net cash flows used in investing activities totaled $148.0 million and $189.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively. In the nine-month period ended September 30, 2011, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $466.0 million compared to $334.2 million for the same period in 2010.
Our cash outflows for investment purchases totaled $435.8 million for the nine-month period ended September 30, 2011, compared to $444.5 million for the same period in 2010. In 2011, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other investment vehicles when market interest rates are low. In the nine-month period ended September 30, 2011, we had net cash outflows totaling $171.4 million related to our acquisition of Mercer Insurance Group.
Financing Activities
Net cash flows provided by financing activities totaled $67.8 million and $90.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Included in our 2010 cash flows was $77.8 million related to the change in our securities lending collateral for a program that we terminated in December 2010. In addition, impacting our 2011 cash flows were borrowed funds totaling $79.9 million related to our acquisition of Mercer Insurance Group, of which $29.9 million was repaid in the third quarter of 2011. For further discussion of our outstanding debt, please see Part I, Item 1, Note 11 “Debt.”
In the nine-month period ended September 30, 2011, net cash inflows from our life insurance segment's annuity and universal life deposits totaled $41.8 million, compared to $29.7 million for the same period of 2010, as a result of consumers seeking products with a guaranteed rate of return when the equity markets are volatile coupled with a new life insurance agency that began writing deferred annuities with us in the second quarter of 2011. In the nine-month period ended September 30, 2011, we repurchased $12.4 million of our common stock, compared to $5.5 million in the same period in 2010.
Line of Credit
In the first quarter of 2011, we entered into a $50.0 million line of credit with Bankers Trust Company. This line of credit is available if our operating and investing cash flows are not sufficient to support our operations. For the nine-month period ended September 30, 2011, we utilized our entire line of credit to assist in the funding of our acquisition of Mercer Insurance Group. For further discussion of the utilization of our line of credit, please see Part I, Item 1, Note 11 “Debt.”
Under the terms of our credit agreement with Bankers Trust Company, interest on outstanding balances is adjusted monthly to the monthly London Interbank Offered Rate (“LIBOR”), as published in the Wall Street Journal, plus 180 basis points, calculated using a 360 day year and the actual days of the month the principal is outstanding. Interest payments are due monthly. In addition, the line of credit incurs an annual facility charge of $25,000. The line of credit contains certain financial covenants including covenants that require us to maintain our A.M. Best rating, a debt to capitalization ratio and minimum stockholders equity.
In addition, Mercer Insurance Group has the ability to borrow up to $7.5 million on a bank line of credit with Union Bank of California. Under the terms of that credit agreement, the line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of September 30, 2011 was 3.25 percent. Interest payments are due monthly. In addition, the line of credit incurs an annual facility charge of $10,000. The line of credit contains certain financial covenants, including covenants that require Mercer Insurance Group to maintain a minimum statutory surplus and to distribute from subsidiaries no more than 50.0 percent of allowable dividends.
As of September 30, 2011, Mercer Insurance Group has utilized $3.0 million of the outstanding line of credit.
We were in compliance with all covenants for all credit agreements as of September 30, 2011.

Stockholders' Equity
Stockholders' equity decreased 4.3 percent to $685.5 million at September 30, 2011, from $716.4 million at December 31, 2010. The decrease in our stockholders' equity was primarily attributable to a net loss of $16.9 million, along with stockholder dividends of $11.7 million and stock repurchases of $12.4 million. The decrease was somewhat offset by an increase net unrealized investment gains of $7.2 million, net of tax. At September 30, 2011, book value per share was $26.88 compared to $27.35 at December 31, 2010.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership holdings, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of September 30, 2011, our remaining potential contractual obligation was $9.6 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net premiums written	$158,036	$112,912	$453,391	$361,097
Net change in unearned premium	1,843	6,329	(27,700)	(10,552)
Net change in prepaid reinsurance premium	(1,175)	(83)	(573)	3
Net premiums earned	$158,704	$119,158	$425,118	$350,548
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
ISO catastrophes (1)	$20,169	$4,015	$53,061	$14,588
Non-ISO catastrophes (2)	3,528	690	17,964	843
Total catastrophes	$23,697	$4,705	$71,025	$15,431
(1) This number does not include loss and loss settlement expenses incurred for Hurricane Katrina claims and related litigation.
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

It is our philosophy that we do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. However, as a result of our acquisition of Mercer Insurance Group in 2011, our investment portfolio does utilize derivative instruments and hedges. Our exposure to derivative instruments and hedging is described in detail in Part I, Item 1, Note 13 “Derivative Instruments and Hedging Activities.”

In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2011, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a detailed discussion of our legal proceedings, refer to Note 9 “Contingent Liabilities” in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

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

Our Board of Directors has authorized us to purchase up to an additional 1,000,000 shares of common stock through August 2013 with remaining authorization at September 30, 2011 of 471,686 shares.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended September 30, 2011.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
7/1/2011 - 7/31/2011	14,600	$17.23	14,600	834,629
8/1/2011 - 8/31/2011	253,040	16.70	253,040	581,589
9/1/2011 - 9/30/2011	109,903	17.13	109,903	471,686

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
101.1
The following financial information from United Fire & Casualty Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three months and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE & CASUALTY COMPANY
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 4, 2011	November 4, 2011
(Date)	(Date)