Form 10-K
period 2011-12-31
UNITED FIRE GROUP INC
filed 2012-03-15
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
 FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission File Number 001-34257

UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)

Iowa	45-2302834
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue SE
PO Box 73909
Cedar Rapids, Iowa 52407-3909
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (319) 399-5700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2011, was approximately $372.7 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of March 13, 2012, 25,506,809 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual stockholders meeting to be held on May 16, 2012.

FORM 10-K TABLE OF CONTENTS

United Fire Group, Inc. Form 10-K | 2011

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

GENERAL DESCRIPTION
The terms “Company,” “we,” “us,” or “our” refer, as the context requires, to United Fire Group, Inc., United Fire & Casualty Company, United Fire Group, Inc. and its consolidated subsidiaries and affiliates, or to United Fire & Casualty Company and its consolidated subsidiaries and affiliates. We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Telephone: 319-399-5700.
Holding Company
On February 1, 2012, we completed a holding company reorganization (the "Reoganization") of United Fire Group, Inc., United Fire & Casualty Company, and UFC MergeCo, Inc., an Iowa corporation formed for the purpose of facilitating the Reorganization. The Reorganization Agreement was approved and adopted by United Fire & Casualty Company stockholders at a special meeting of stockholders, held on January 24, 2012.
The Reorganization Agreement provided for the merger of United Fire & Casualty Company with UFC MergeCo, Inc., with United Fire & Casualty Company surviving the Merger as a wholly owned subsidiary of United Fire Group, Inc.. Each share of common stock, par value $3.33 1/3 per share, of United Fire & Casualty Company issued and outstanding immediately prior to the effective time of the Merger into one duly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of United Fire Group, Inc. At the time of completion of the Reorganization, the separate existence of UFC MergeCo, Inc. terminated. In addition, each outstanding option to purchase or other right to acquire shares of United Fire & Casualty Company Common Stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. Common Stock.
Upon completion of the Reorganization, United Fire Group, Inc., an Iowa corporation, replaced United Fire & Casualty Company, an Iowa corporation, as the publicly held corporation, and the holders of United Fire & Casualty Company Common Stock now hold the same number of shares and same ownership percentage of United Fire Group, Inc. as they held of United Fire & Casualty Company immediately prior to the Reorganization. On February 2, 2012, shares of United Fire Group, Inc. Common Stock commenced trading on the NASDAQ Global Select Market under the symbol “UFCS.”
The directors and executive officers of United Fire Group, Inc. immediately following the Reorganization are the same individuals who were directors and executive officers, respectively, of United Fire & Casualty Company immediately prior to the Reorganization.
Employees
As of December 31, 2011, we employed 868 full-time employees and 26 part-time employees. We are not a party to any collective bargaining agreement.

United Fire Group, Inc. Form 10-K | 2011

Reportable Segments
We report our operations in two business segments: property and casualty insurance and life insurance. Our property and casualty insurance segment is comprised of commercial lines insurance, including surety bonds, personal lines insurance and assumed insurance. Our life insurance segment is comprised of deferred and immediate annuities, universal life insurance products and traditional life insurance products. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 10 “Segment Information.” All intercompany balances have been eliminated in consolidation.
All of our property and casualty insurance subsidiaries belong to one of two reinsurance pooling arrangement, with the exception of Texas General Indemnity Company, are members of an intercompany reinsurance pooling arrangement. The insurance entities of Mercer Insurance Group, Inc. ("Mercer Insurance Group") participated in their own pooling arrangement in 2011, which was in place when we acquired Mercer Insurance Group on March 28, 2011. Effective January 1, 2012, one pooling arrangement exists to cover all participating insurance subsidiaries of United Fire Group, Inc. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
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
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. In addition, you may read and copy any materials we file with or furnish to the SEC at the SEC Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. For more information on the operation of the SEC Public Reference Room, call the SEC at 1-800-SEC-0330.
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Acquisition of Mercer Insurance Group, Inc.
On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group for $191.5 million; the acquisition was funded through a combination of cash and $79.9 million of short-term debt. Accordingly, the results of operations for Mercer Insurance Group have been included in the accompanying

United Fire Group, Inc. Form 10-K | 2011

Consolidated Financial Statements from that date forward. After the acquisition, we market our products through over 1,300 independent property and casualty agencies. In addition, the acquisition allows us to diversify our exposure to weather and other catastrophe risks across our geographic markets.
This transaction was accounted for under the acquisition method using Mercer Insurance Group historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date. For additional information related to this acquisition, see Note 16 “Business Combinations” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire Group, Inc. Form 10-K | 2011

Our organizational structure as of December 31, 2011 is as follows:

United Fire & Casualty Company
Iowa P&C Insurer
United Fire Group, Inc.
Iowa Holding Company
Wholly Owned Subsidiary
United Life Insurance Company
Iowa Life Insurer
Wholly Owned Subsidiary
Addison Insurance Company
Iowa P&C Insurer
Wholly Owned Subsidiary
Mercer Insurance Group, Inc.
Pennsylvania Holding Company
Wholly Owned Subsidiary
Lafayette Insurance Company
Louisiana P&C Insurer
Wholly Owned Subsidiary
United Fire & Indemnity Company
Texas P&C Insurer
Wholly Owned Subsidiary
American Indemnity Financial Corporation
Delaware Holding Company
Wholly Owned Subsidiary
UFC MergeCo, Inc.
Iowa Corporation
Wholly Owned Subsidiary
Mercer Insurance Company
Pennsylvania P&C Insurer
Wholly Owned Subsidiary
Financial Pacific Insurance Group, Inc.
Delaware Holding Company
Wholly Owned Subsidiary
United Fire Lloyds
Texas P&C Insurer
(Lloyds Association)
Affiliate of United Fire & Indemnity Company
Texas General Indemnity Company
Colorado P&C Insurer
Wholly Owned Subsidiary
Mercer Insurance Company of New Jersey, Inc.
New Jersey P&C Insurer
Wholly Owned Subsidiary
Franklin Insurance Company
Pennsylvania P&C Insurer
Wholly Owned Subsidiary
BICUS Services Corporation
Pennsylvania Corporation
Wholly Owned Subsidiary
Financial Pacific Insurance Company
California P&C Insurer
Wholly Owned Subsidiary
Financial Pacific Insurance Agency
California Corporation
Wholly Owned Subsidiary
Financial Pacific Statutory Trust I
Connecticut Trust
Affiliate of Financial Pacific Insurance Group, Inc.
Financial Pacific Statutory Trust II
Connecticut Trust
Affiliate of Financial Pacific Insurance Group, Inc.
Financial Pacific Statutory Trust III
Delaware Trust
Affiliate of Financial Pacific Insurance Group, Inc.

United Fire Group, Inc. Form 10-K | 2011

Our organizational structure as of February 1, 2012 is as follows:

United Fire Group, Inc.
Iowa Holding Company
Parent Company
United Fire & Casualty Company
Iowa P&C Insurer
Wholly Owned Subsidiary
United Life Insurance Company
Iowa Life Insurer
Wholly Owned Subsidiary
Addison Insurance Company
Iowa P&C Insurer
Wholly Owned Subsidiary
Mercer Insurance Group, Inc.
Pennsylvania Holding Company
Wholly Owned Subsidiary
Lafayette Insurance Company
Louisiana P&C Insurer
Wholly Owned Subsidiary
United Fire & Indemnity Company
Texas P&C Insurer
Wholly Owned Subsidiary
American Indemnity Financial Corporation
Delaware Holding Company
Wholly Owned Subsidiary
Mercer Insurance Company
Pennsylvania P&C Insurer
Wholly Owned Subsidiary
Financial Pacific Insurance Group, Inc.
Delaware Holding Company
Wholly Owned Subsidiary
United Fire Lloyds
Texas P&C Insurer
(Lloyds Association)
Affiliate of United Fire & Indemnity Company
Texas General Indemnity Company
Colorado P&C Insurer
Wholly Owned Subsidiary
Mercer Insurance Company of New Jersey, Inc.
New Jersey P&C Insurer
Wholly Owned Subsidiary
Franklin Insurance Company
Pennsylvania P&C Insurer
Wholly Owned Subsidiary
BICUS Services Corporation
Pennsylvania Corporation
Wholly Owned Subsidiary
Financial Pacific Insurance Company
California P&C Insurer
Wholly Owned Subsidiary
Financial Pacific Insurance Agency
California Corporation
Wholly Owned Subsidiary
Financial Pacific Statutory Trust I
Connecticut Trust
Affiliate of Financial Pacific Insurance Group, Inc.
Financial Pacific Statutory Trust II
Connecticut Trust
Affiliate of Financial Pacific Insurance Group, Inc.
Financial Pacific Statutory Trust III
Delaware Trust
Affiliate of Financial Pacific Insurance Group, Inc.

United Fire Group, Inc. Form 10-K | 2011

GEOGRAPHIC DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and four regional locations: Westminster, Colorado, a suburb of Denver; Galveston, Texas; Pennington, New Jersey; and Rocklin, California.
We are licensed as a property and casualty insurer in 43 states, primarily in the Midwest, West and South, plus the District of Columbia. We have 1,302 independent agencies representing us and our property and casualty insurance subsidiaries. In 2011, 2010 and 2009 the direct premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2011	2010	2009	2011	2010	2009
Texas	$74,845	$68,655	$69,900	12.9%	15.8%	15.4%
Iowa	73,762	68,373	69,515	12.7	15.7	15.3
California	61,500	13	6	10.6	—	—
Missouri	42,202	40,342	41,185	7.3	9.3	9.1
Louisiana	36,685	37,263	41,743	6.3	8.6	9.2
New Jersey	33,793	—	—	5.8	—	—
Illinois	32,241	31,330	33,465	5.6	7.2	7.4
Colorado	29,250	28,775	33,938	5.0	6.6	7.5
All Other States	196,610	160,955	164,294	33.8	36.8	36.1
Direct Premiums Written (1)	$580,888	$435,706	$454,046	100.0%	100.0%	100.0%

(1)	The Measurement of Results section of Part II, Item 7, defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

Our life insurance subsidiary is licensed in 33 states, primarily in the Midwest and West, and is represented by 950 independent agencies. In 2011, 2010 and 2009 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31			% of Total
(In Thousands)	2011	2010	2009	2011	2010	2009
Iowa	$51,132	$45,336	$94,658	29.7%	32.6%	36.8%
Minnesota	20,409	11,875	23,128	11.9	8.5	9.0
Illinois	17,643	13,629	17,720	10.2	9.8	6.9
Nebraska	16,553	11,317	33,103	9.6	8.1	12.9
Wisconsin	16,507	13,942	21,548	9.6	10.0	8.4
All Other States	49,915	42,901	67,083	29.0	31.0	26.0
Direct Statutory Premiums Written (1)	$172,159	$139,000	$257,240	100.0%	100.0%	100.0%

(1)	The Measurement of Results section of Part II, Item 7, defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
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

United Fire Group, Inc. Form 10-K | 2011

PRICING
Incorporated by reference from Note 10 “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency and, competition to retain qualified independent agents. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers.
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty insurance agencies will receive profit-sharing payments of $9.7 million in 2012, based on business produced by the agencies in 2011. In 2011 for 2010 business, agencies received $7.0 million in profit-sharing payments and in 2010 for 2009 business, agencies received $5.7 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	The average tenure of our employees, approximately 12.0 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

◦	We have relatively fewer agents appointed to each state than our competitors, which is valued by our agents, as they do not have to compete with other agents in their area to represent the Company.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.

United Fire Group, Inc. Form 10-K | 2011

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

OPERATING SEGMENTS
Incorporated by reference from Note 10 “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, for a detailed discussion of our operating results by segment, refer to the Results of Operations section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REINSURANCE
Incorporated by reference from Note 4 “Reinsurance” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
Liabilities for loss and loss settlement expenses reflect management’s best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported (“IBNR”), based on facts, circumstances and historical trends then known.
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

United Fire Group, Inc. Form 10-K | 2011

The following table sets forth a reconciliation of our beginning and ending net reserves for unpaid losses and loss settlement expenses for 2011, 2010 and 2009:

(In Thousands)
Years Ended December 31	2011	2010	2009
Gross liability for losses and loss settlement expenses at beginning of year	$603,090	$606,045	$586,109
Ceded loss and loss settlement expenses	(39,000)	(33,754)	(52,508)
Net liability for losses and loss settlement expenses at beginning of year	$564,090	$572,291	$533,601
Reserves acquired in Mercer Insurance Group acquisition, net	252,598	—	—
Beginning balance, as adjusted	$816,688	$572,291	$533,601
Losses and loss settlement expenses incurred for claims occurring during
Current year	$468,926	$335,315	$339,506
Prior years	(61,095)	(45,878)	26,215
Total incurred	$407,831	$289,437	$365,721
Losses and loss settlement expense payments for claims occurring during
Current year	$253,175	$132,592	$131,507
Prior years	146,653	165,046	195,524
Total paid	$399,828	$297,638	$327,031
Net liability for losses and loss settlement expenses at end of year	$824,692	$564,090	$572,291
Ceded loss and loss settlement expenses(1)	120,359	39,000	33,754
Gross liability for losses and loss settlement expenses at end of year	$945,051	$603,090	$606,045
(1) Reflects our acquisition of Mercer Insurance Group in 2011.
The table on the following page illustrates the change in our estimate of loss reserves for our property and casualty insurance companies for the years 2001 through 2010. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest re-estimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to project future redundancies or deficiencies based on this table.
Amounts shown in the 2011 column of the table include both 2011 and prior to 2011 accident year development for Mercer Insurance Group, which was acquired on March 28, 2011 and accounted for under the acquisition method.

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)
Years Ended December 31	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Gross liability for loss and loss settlement expenses	$363,819	$392,649	$427,049	$464,889	$620,100	$518,886	$496,083	$586,109	$606,045	$603,090	$945,051
Ceded loss and loss settlement expenses	36,909	35,760	27,309	28,609	60,137	40,560	38,800	52,508	33,754	39,000	120,359
Net liability for loss and loss settlement expenses	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692
Cumulative net paid as of:
One year later	$112,546	$107,271	$100,895	$110,016	$230,455	$148,593	$140,149	$195,524	$165,046	$146,653
Two years later	172,538	172,158	167,384	166,592	321,110	235,975	265,361	304,622	260,872
Three years later	215,002	214,307	203,861	213,144	380,294	332,768	345,092	373,765
Four years later	240,973	237,150	231,278	242,579	456,919	390,763	392,676
Five years later	252,969	253,026	250,787	264,015	502,455	422,669
Six years later	264,311	265,304	263,631	276,214	527,136
Seven years later	273,153	273,066	272,826	282,654
Eight years later	277,868	280,152	277,645
Nine years later	282,970	283,635
Ten years later	285,334
Net liability re-estimated as of:
End of year	$326,910	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692
One year later	315,854	344,590	361,153	358,796	534,998	433,125	457,831	559,816	526,413	502,995
Two years later	323,354	340,502	331,693	330,137	508,774	453,474	502,177	547,824	497,136
Three years later	321,168	324,582	317,187	319,335	538,451	497,629	503,992	537,912
Four years later	318,125	313,745	309,146	326,340	574,484	500,071	503,720
Five years later	309,033	308,304	316,227	327,626	582,343	507,507
Six years later	307,790	312,188	314,522	327,741	592,772
Seven years later	311,367	314,680	316,705	322,875
Eight years later	312,433	316,378	311,385
Nine years later	313,953	310,478
Ten years later	309,044
Net redundancy (deficiency)	$17,866	$46,411	$88,355	$113,405	$(32,809)	$(29,181)	$(46,437)	$(4,311)	$75,155	$61,095
Net re-estimated liability	309,044	310,478	311,385	322,875	592,772	507,507	503,720	537,912	497,136	502,995
Re-estimated ceded loss and loss settlement expenses	$44,288	$44,980	$39,724	$39,582	$97,622	$63,562	$57,220	$64,209	$48,366	$49,198
Gross re-estimated liability	$353,333	$355,459	$351,109	$362,457	$690,394	$571,069	$560,940	$602,121	$545,502	$552,193
Gross redundancy (deficiency)	$10,486	$37,190	$75,940	$102,432	$(70,294)	$(52,183)	$(64,857)	$(16,012)	$60,543	$50,897
For a more detailed discussion of our loss reserves, refer to the “Critical Accounting Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, “Reserves for Loss and Loss Settlement Expenses” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
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

United Fire Group, Inc. Form 10-K | 2011

Company (“Griffith”), an independent actuary, assists us in developing and analyzing our reserves on both a GAAP and statutory basis.
For further discussion of our life insurance segment’s reserves, refer to the “Critical Accounting Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENTS
Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Investments” and “Critical Accounting Estimates”; Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”; and Note 1 “Significant Accounting Policies” under the headings “Investments,” Note 2 “Summary of Investments,” and Note 3 “Fair Value of Financial Instruments,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our stockholders. These rules have a substantial effect on our business and relate to a wide variety of matters including:

•	insurance company licensing and examination and the licensing of agents and adjusters;

•	price setting or premium rates;

•	trade practices;

•	approval of policy forms;

•	accounting methods;

•	the nature, quality and concentration of investments;

•	claims practices;

•	participation in shared markets and guaranty funds;

•	reserve adequacy;

•	insurer solvency;

•	restrictions on transactions between our subsidiaries and their affiliates;

•	restrictions on the payment of dividends;

•	underwriting standards;

United Fire Group, Inc. Form 10-K | 2011

•	advertising and marketing practices; and

•	the collection, remittance and reporting of certain taxes and fees.
The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty insurance companies and life insurance subsidiary: Iowa (United Fire & Casualty Company, United Life Insurance Company, and Addison Insurance Company), California (Financial Pacific Insurance Company), Louisiana (Lafayette Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), Pennsylvania (Mercer Insurance Company and Franklin Insurance Company, Texas (United Fire & Indemnity Company and United Fire Lloyds), and Colorado (Texas General Indemnity Company). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance codes of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity within its holding company system. In addition, some of those transactions cannot be finalized without the commissioner's prior approval.
Stockholder Dividends
Our capacity to pay dividends, and that of our subsidiaries, is regulated by the laws of the applicable state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its stockholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an extraordinary dividend as defined under the state’s insurance code. In all cases, we may pay ordinary dividends only from our earned surplus. Refer to the Market Information section of Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Note 6 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions,” contained in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information about the dividends we paid during 2011.
Price Regulation
Nearly all states have insurance laws requiring us to file rate schedules, policy or coverage forms, and other information with the state's regulatory authority. In certain states, rate schedules, policy forms, or both, must be approved prior to use. While insurance laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the willingness of state regulators to allow adequate rates for the business we write.
Investment Regulation
We are subject to various state regulations requiring investment portfolio diversification and limiting the concentration of investments we may maintain in certain asset categories. Failure to comply with these regulations leads to the treatment of nonconforming investments as nonadmitted assets for purposes of measuring statutory surplus. Further, in some instances, state regulations require us to sell certain nonconforming investments.
Exiting Geographic Markets; Canceling and Nonrenewing Policies
Most states regulate our ability to exit a market. For example, states limit, to varying degrees, our ability to cancel and nonrenew insurance policies. Some states prohibit us from withdrawing one or more types of insurance business from the state, except upon prior regulatory approval. Regulations that limit policy cancellation and nonrenewal may restrict our ability to exit unprofitable markets.

United Fire Group, Inc. Form 10-K | 2011

Insurance Guaranty Associations
Each state has insurance guaranty association laws. Membership in a state's insurance guaranty association is generally mandatory for insurers wishing to do business in that state. Under these laws, associations may assess their members for certain obligations that insolvent insurance companies have to their policyholders and claimants. Typically, states assess each solvent member in an amount related to that member's proportionate share of business written by all members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.
Shared Market and Joint Underwriting Plans
State insurance regulations often require insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. These are mechanisms that generally provide applicants with various types of basic insurance coverage that may not otherwise be available to them through voluntary markets. Such mechanisms are most commonly instituted for automobile and workers' compensation insurance, but many states also mandate participation in Fair Access to Insurance Requirements (“FAIR”) Plans or Windstorm Plans, which provide basic property coverage. Participation is based upon the amount of a company's voluntary market share in a particular state for the classes of insurance involved. Policies written through these mechanisms may require different underwriting standards and may pose greater risk than those written through our voluntary application process.
Statutory Accounting
For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the National Association of Insurance Commissioner's (“NAIC”) Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
Insurance Reserves
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our reserves are adequate for policy claims-paying obligations and related expenses.
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2011, all of our insurance companies had capital well in excess of the required levels.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on our business. Some of the current and proposed federal measures that may significantly affect our business are discussed below.
Dodd-Frank Act
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed

United Fire Group, Inc. Form 10-K | 2011

into law. The Dodd-Frank Act marks a profound increase in the regulation of the financial services industry. Among other things, the Dodd-Frank Act forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study is required to be delivered to Congress and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in insurance regulation. The Dodd-Frank Act also requires, among other things: (i) a nonbinding stockholder vote on executive compensation at least once every three years; (ii) a vote, at least once every six years, on the frequency of the nonbinding stockholder vote on executive compensation; and (iii) that all members of our compensation committee be independent.
In response to the Dodd-Frank Act, the SEC has issued, or is expected to propose, rules regarding a variety of disclosure and governance matters, including director independence, director and officer hedging activities, executive compensation clawback policies, compensation advisor independence, pay versus performance disclosures, internal pay equity disclosures, and shareholder proxy access.

FINANCIAL STRENGTH RATING
Our financial strength, as measured by statutory accounting principles, is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders’ surplus requirements.

United Fire & Casualty Company and Mercer Insurance Group pooled groups have each received a group rating of “A” (Excellent) with a “negative” outlook from A.M. Best Company (“A.M. Best”). All of our property and casualty insurers have an “A” (Excellent) rating, except one non-pooled insurance subsidiary that is in a runoff status, which A.M. Best has designated as NR (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating with a “stable” outlook from A.M. Best. According to A.M. Best, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
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

United Fire Group, Inc. Form 10-K | 2011

business. We have exposure for catastrophe losses under both our commercial insurance policies and our personal insurance policies. In addition, our automobile and inland marine business exposes us to losses arising from floods and other perils.
Longer-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change; a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. The emerging science regarding climate change and its connection to extreme weather events is far from conclusive. If a connection to increased extreme weather events related to climate change is ultimately proven true, this could increase the frequency and severity of catastrophe losses we experience in both coastal and non-coastal areas.
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

•
Our reserves for property and casualty insurance losses and costs related to settlement of property and casualty insurance losses and our life insurance reserves for future policy benefits may be inadequate, which would have an unfavorable impact on our financial results.

Our reserves for claims and future policy benefits may prove to be inadequate, which may result in future charges to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries.
We establish property and casualty insurance loss reserves based on assumptions and estimates of damages and liabilities incurred. On a quarterly basis, Regnier, the independent actuary for our property and casualty insurance segment, estimates property and casualty insurance product reserves based on many assumptions to validate the reasonableness of our claims reserves.
Our property and casualty insurance loss reserves are only estimates; we determine the amount of these loss reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Because of the uncertainties that surround estimating loss reserves, we cannot precisely determine the ultimate amounts of benefits and claims that we will pay or the timing of payment of benefits and claims. For a detailed discussion of our reserving process and the factors we consider in estimating reserves, refer to the Critical Accounting Estimates section in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Actual losses and loss settlement expenses paid might exceed our reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we will have to increase our loss reserves and incur charges to our earnings, which could indicate that premium levels were insufficient. These charges may be material.
Griffith, the independent actuary for our life insurance segment, calculates life insurance product reserves based on our assumptions, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements.

United Fire Group, Inc. Form 10-K | 2011

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
During periods of declining interest rates, we may be unable to achieve similar rates of return on our maturing assets. Moreover, this risk may be exacerbated by borrowers prepaying fixed income securities, commercial mortgages, and mortgage-backed securities held in our investment portfolio in order to refinance at lower rates. Because we are only entitled to reset the interest rates on our annuities at limited, pre-established intervals, and because many of our annuity contracts have guaranteed interest rates, the profitability of these products could decrease or become negative.
Due to the reinvestment risk described above, a decline in market interest rates available on investments could also reduce our return from investments of capital that do not support particular policy obligations, which could also have a material adverse effect on our results of operations. The adverse effect on us from fluctuations in interest rates may be exacerbated because we currently maintain, and intend to continue to maintain, a large portion (93.4 percent at December 31, 2011) of our investment portfolio in fixed income securities, particularly corporate bonds, including our portfolio of trading securities. The fair value of these investments generally increases or decreases in an inverse relationship with changes in interest rates. We classify the majority (99.4 percent, at December 31, 2011) of our fixed income securities, including our entire portfolio of trading securities, as available-for-sale. We report the value of those investments at their current fair value. Accordingly, fluctuations in interest rates may result in fluctuations in the valuation of our fixed income investments, which would affect our stockholders' equity.
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
Terrorism and the threat of terrorism within the U.S. and abroad, ongoing military and other actions, and heightened

United Fire Group, Inc. Form 10-K | 2011

security measures, may cause significant volatility in the equity markets and in interest rates. Such activities may result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets or changes in interest rates caused by these activities.
The fair value of securities in our investment portfolio may also fluctuate, depending on general economic and market conditions or events relating to a particular issuer of securities. Changes in the fair value of securities in our investment portfolio could result in realized or unrealized investment losses, thereby affecting our stockholders' equity.
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
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Recently, concerns over the slow economic recovery, level of U.S. national debt, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and global capital markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. These concerns expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade. Although liquidity has improved, the market for fixed income instruments continues to experience some price volatility, credit downgrade events and elevated probabilities of default.
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
At December 31, 2011, 25.3 percent of our total investment portfolio at fair value, and 27.5 percent of our total fixed maturity investments at fair value, were invested in municipal bonds that are primarily tax-exempt. During or following an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The prolonged economic downturn that began in 2008 has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could adversely impact the collectability and valuation of our municipal bond portfolio.

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

United Fire Group, Inc. Form 10-K | 2011

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
In addition to exposure to credit risk related to our investment portfolio, we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents, brokers and reinsurers.
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
We are exposed to credit risk with respect to our purchase of reinsurance. See the discussion in the risk factor titled “Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all,” for a discussion of the credit risk associated with our reinsurance program.
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

United Fire Group, Inc. Form 10-K | 2011

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

•
Restrictions on cancellation, nonrenewal or withdrawal. Many states have laws and regulations restricting an insurance company's ability to cease or significantly reduce its sales of certain types of insurance in that state, except pursuant to a plan that is approved by the state insurance agencies. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, the State of Louisiana has a law prohibiting the nonrenewal of homeowners policies written for longer than three years except under certain circumstances, such as for nonpayment of premium or fraud committed by the insured.

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

•
Transactions between insurance companies and their affiliates. Transactions between us, our subsidiary insurance companies and our affiliates generally must be disclosed to, and in some cases approved by, state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

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

United Fire Group, Inc. Form 10-K | 2011

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

•
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA")requires the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. For further information about TRIPRA and its effect on our operations, refer to the information in the Results of Operations section in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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
Third-party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based on criteria established by the agencies. Our property and casualty insurers have been assigned a financial strength rating of "A" (Excellent) from A.M. Best since 1994; except for one insurance subsidiary that is in a run-off status, which A.M. Best has designated as NR-3 (Rating Procedure Inapplicable). Prior to Mercer Insurance Group's acquisition by us, it was rated "A" (Excellent) by A.M. Best since 2001. Our life insurance subsidiary has been assigned a financial strength rating of “A-” (Excellent) from A.M. Best since 1998. Our property and casualty insurance companies are rated on a group basis. Financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in

United Fire Group, Inc. Form 10-K | 2011

the future. Perceptions of the Company by investors, producers, other businesses and consumers could also be significantly impaired.
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
The following states provided 49.8 percent of the direct statutory premium written for the property and casualty insurance segment in 2011: Texas (12.9 percent), Iowa (12.7 percent), California (10.6 percent), Missouri (7.3 percent) and Louisiana (6.3 percent). The following states provided 71.0 percent of the direct statutory premium written for the life insurance segment in 2011: Iowa (29.7 percent), Minnesota (11.9 percent), Illinois (10.2 percent), Nebraska (9.6 percent), and Wisconsin (9.6 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.

United Fire Group, Inc. Form 10-K | 2011

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
Our business depends on our employees' ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions.
In the event that a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was successfully tested during 2008, both by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Ike that affected our Gulf Coast regional office in Galveston, Texas.

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.
Although capital market conditions have improved, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the capital and credit markets.
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, in the event our current internal sources of liquidity do not satisfy our needs, we have entered into a $100.0 million revolving unsecured credit facility that we can access.
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

United Fire Group, Inc. Form 10-K | 2011

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) enacted in July, 2010, expands the federal presence in insurance oversight. The Dodd-Frank Act's requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Dodd-Frank Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with regulatory authority over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office has the power to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances.
The Dodd-Frank Act provides a framework for further regulation and governance initiatives. These regulations and initiatives cover many aspects of public company governance including, but not limited to, new and enhanced executive compensation disclosures, nonbinding stockholder votes on executive compensation, new independence standards for compensation committee membership, and incentive compensation clawback policies. Because the SEC has not yet completed its required rulemaking under the Dodd-Frank Act, we are unable to predict with certainty the overall impact these new regulations and initiatives will have on us. However, the cost of compliance with new regulations and initiatives could be significant, and adversely impact our results of operations, equity, business, and insurer financial strength and debt ratings.
Risks Relating to Our Acquisition of Mercer Insurance Group
On March 28, 2011, we completed the acquisition of 100 percent of the outstanding capital stock of Mercer Insurance Group for $28.25 per share in cash consideration (representing $191.5 million in total consideration).

•
We incurred significant costs and expenses in connection with the acquisition; the integration of Mercer Insurance Group into our business operations may result in significant expenses and accounting charges, all of which will adversely affect our operating results and financial condition.

During 2011, we incurred one-time transaction costs totaling $8.3 million in connection with the acquisition transaction. We expect to incur additional costs associated with the integration of Mercer Insurance Group into our business operations. In addition to one-time transaction costs, we also incurred accounting charges related to the amortization of the value of business acquired ("VOBA") asset. VOBA is being amortized in the first 12 months of

United Fire Group, Inc. Form 10-K | 2011

operations subsequent to the acquisition. As of December 31, 2011, the VOBA asset was $1.7 million, which will be fully amortized in the first quarter of 2012.
We continue to integrate a large number of systems and functions, including management information, purchasing, accounting and finance, claims, underwriting, billing, payroll and benefits, fixed assets and lease administration, and regulatory compliance. Many of the expenses that will be incurred, by their nature, are impracticable to estimate. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies.
To the extent that our financial results are materially affected by additional integration-related expenses and costs, the price of our common stock could decline.

•
Integrating Mercer Insurance Group into our existing operations involves considerable risks and may not be successful, and we may fail to realize the potential benefits of the acquisition of Mercer Insurance Group.

The integration of Mercer Insurance Group into our existing operations has been a complex, time-consuming and expensive process and may disrupt our existing operations if not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, we may not realize the anticipated benefits of the acquisition. Realizing the benefits of the acquisition will depend, in part, on the successful integration of technology, operations, and personnel, while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating Mercer Insurance Group, including the following, any one or a combination of which could seriously harm our results of operations, business, financial condition and/or the price of our common stock:

•	difficulties and delays in the integration of Mercer Insurance Group's operations, personnel, technologies, products, services, business relationships and information and other systems;

•	the diversion of management's attention from normal daily operations of our business;

•	difficulties associated with managing a larger, more complex, combined business;

•	the occurrence of adverse development of loss reserves;

•	contractual and/or intellectual property disputes;

•	lost agents, agencies or policyholders as a result of agents, agencies or policyholders of either of the two companies deciding not to do business with the combined companies;

•	conflicts in agency, marketing or other important relationships;

•	difficulties caused by entering geographic and business markets in which we have limited or no prior experience;

•	acquired products and services that may not attract policyholders;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures; and

•	failure to achieve anticipated levels of revenue, profitability or productivity.
Our operating expenses may increase significantly over the near term due to the increased number of employees, expanded operations and changes related to the acquisition. Our business, operating results and financial condition may be adversely affected to the extent that our expenses increase but our revenues do not, there are unanticipated

United Fire Group, Inc. Form 10-K | 2011

expenses related to the integration process, or there are significant costs associated with presently unknown liabilities. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the price of our common stock.

•	We incurred debt as part of the acquisition transaction.
As of December 31, 2011, we had a $45.0 million loan outstanding. Our ability to meet our ongoing debt service obligations under this loan will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control. These debt arrangements, and any restrictions included therein, may have an adverse impact on our business operations and financial results and could adversely affect the value of our common stock.

•	Integration of Mercer Insurance Group's information technology systems with ours may result in a loss of technical support from some information technology vendors.
Since the acquisition we are working to combine our data and Mercer Insurance Group's data to a single, integrated information technology platform. This process has involved, and will likely continue to involve, terminating the existing relationship with one or more of our or Mercer Insurance Group's current information technology vendors. If the integration process does not progress smoothly or within the time frame anticipated by management, we could have difficulty receiving adequate technical support from cancelled vendors who might have little incentive to continue cooperating with us. Lack of adequate vendor technical support could also delay the technology integration process and lead to increased costs which, in turn, could have a material adverse effect on our business and operations.
Risks Relating to Our Common Stock

•	The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.
United Fire Group, Inc. is a holding company with no significant independent operations. Its principal asset is the stock of United Fire & Casualty Company and its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance companies. In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments to us. At times we may not be able to pay dividends on our common stock, or we may be required to seek prior approval from the applicable regulatory authority before we can pay any such dividends. Limits on the ability of our insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders, service our debt, and make share repurchases. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

•	The price of our common stock may be volatile.
The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results.

•	Investor perceptions of the insurance industry in general and the Company in particular.

•	Market conditions in the insurance industry and any significant volatility in the market.

United Fire Group, Inc. Form 10-K | 2011

•	Major catastrophic events.

•	Departure of key personnel.

•
Certain provisions of our organizational documents, as well as applicable insurance laws, could impede an attempt to replace or remove our management, prevent the sale of the Company or prevent or frustrate any attempt by stockholders to change the direction of the Company, each of which could diminish the value of our common stock.

Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of the Company that, in either case, stockholders might consider being in their best interests. For example:

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

•
Our articles of incorporation set the minimum number of directors constituting the entire Board of Directors at nine and the maximum at 15, and they require approval of holders of 60.0 percent of all outstanding shares to amend these provisions. Within the range, the Board of Directors may increase by one each year the number of directors serving on the Board of Directors.

•
Our articles of incorporation require the affirmative vote of 60.0 percent of all outstanding shares to approve any plan of merger, consolidation, or sale or exchange of all, or substantially all, of our assets.

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
These provisions of our articles of incorporation and bylaws, and these state laws governing corporations and insurance companies, may discourage potential acquisition proposals. These provisions and state laws may also delay, deter or prevent a change of control of the Company, in particular through unsolicited transactions that some or all of our stockholders might consider to be desirable. As a result, efforts by our stockholders to change the direction or the Company's management may be unsuccessful, and the existence of such provisions may adversely affect market prices for our common stock if they are viewed as discouraging takeover attempts.

United Fire Group, Inc. Form 10-K | 2011

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own three buildings in Cedar Rapids, Iowa, that we use as our corporate headquarters including: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 6.0 percent of the building’s square footage) is leased to tenants, and related parking facilities. All three buildings are connected by a skywalk system. We also own a 250-space parking ramp for use by our employees. The parking ramp is located adjacent to our corporate headquarters upon one parcel of real estate that we own and another parcel that we lease with an option to purchase.
In addition, three of our regional locations in Lock Haven, Pennsylvania, Pennington, New Jersey, and Rocklin, California, conduct operations in office space that we own. A portion of the Lock Haven (approximately 20.0 percent) and Pennington (approximately 4.0 percent) office space is leased to tenants. We also own a tract of land adjacent to the Pennington office and a townhouse located near the Rocklin office that is used for corporate purposes.
Our other two regional locations in Westminster, Colorado, and Galveston, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space.
The following table shows a brief description of our owned and leased office space. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our leased and owned facilities.

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters –
Cedar Rapids, Iowa (118 Second Avenue SE)	Corporate Administration, Property and Casualty Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (119 Second Avenue SE)	Corporate Administration, Life Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (109 Second Street SE)	Property and Casualty Insurance Segment	Owned	N/A
Denver Regional Office – Westminster, Colorado	Property and Casualty Insurance Segment	Leased	June 30, 2015
Gulf Coast Regional Office – Galveston, Texas	Property and Casualty Insurance Segment	Leased	November 30, 2014
Lock Haven Regional Office - Lock Haven, Pennsylvania	Property and Casualty Insurance Segment	Owned	N/A
New Orleans Claims Office – Metairie, Louisiana	Property and Casualty Insurance Segment	Leased	September 30, 2012
Pennington Regional Office - Pennington, New Jersey	Property and Casualty Insurance Segment	Owned	N/A
Rocklin Townhouse - Rocklin, California	Property and Casualty Insurance Segment	Owned	N/A
Rocklin Regional Office - Rocklin, California	Property and Casualty Insurance Segment	Owned	N/A

United Fire Group, Inc. Form 10-K | 2011

ITEM 3. LEGAL PROCEEDINGS
Incorporated by reference from Note 15 “Contingent Liabilities” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stockholders
United Fire Group, Inc.’s common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “UFCS.” On February 1, 2012, there were 877 holders of record of United Fire Group, Inc.common stock. The number of record holders does not reflect stockholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock ownership plan.
See “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” in Part III, Item 12 of this Form 10-K, which incorporates by reference our definitive Proxy Statement for our annual meeting of stockholders to be held on May 16, 2012. The Proxy Statement will be filed with the SEC within 120 days after the end of our fiscal year (the “2012 Proxy Statement”) and is incorporated herein by reference.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
The table in the following section shows the quarterly cash dividends declared in 2011 and 2010. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
State law permits the payment of dividends only from earned surplus arising from business operations. Furthermore, under Iowa law we may pay dividends only if after giving effect to the payment we are either able to pay our debts as they become due in the normal course of business or our total assets would be equal to or more than the sum of our total liabilities. Our subsidiaries are also subject to similar state law restrictions on dividends. Additional information about these restrictions is incorporated by reference from Note 6 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
Market Information
The following table sets forth the high and low trading price for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

United Fire Group, Inc. Form 10-K | 2011

	Share Price		Cash Dividends Declared
	High	Low
2011
Quarter Ended:
March 31	$23.29	$18.50	$0.15
June 30	21.95	17.10	0.15
September 30	18.52	14.79	0.15
December 31	21.16	16.20	0.15

2010
Quarter Ended:
March 31	$18.92	$15.99	$0.15
June 30	24.57	17.55	0.15
September 30	22.67	18.86	0.15
December 31	23.41	19.82	0.15
Issuer Purchases of Equity Securities

Under our share repurchase program, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. We will generally consider repurchasing our common stock on the open market if (i) the trading price on NASDAQ drops below 130 percent of its book value, (ii) sufficient excess capital is available to purchase the stock, and (iii) we are optimistic about future market trends and the performance of the Company. Our Share Repurchase Program may be modified or discontinued at any time.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended December 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
10/1/11 - 10/31/11	—	$—	—	471,686
11/1/11 - 11/30/11	—	—	—	471,686
12/1/11 - 12/31/11	1,807	20.14	1,807	469,879
(1) Our share repurchase program was originally announced in August 2007. Our Board of Directors authorized us, in May 2011, to purchase up to an additional 1,000,000 shares of common stock through August 2013.
United Fire & Casualty Company Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire & Casualty Company's common stock from December 31, 2006, through December 31, 2011, with the Standard & Poor’s 500 Index (“S&P 500 Index”), and the Standard & Poor’s 600 Property and Casualty Index (“S&P 600 P&C Index”). The graph assumes $100 was invested on December 31, 2006, in each of our common stock and the above listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

United Fire Group, Inc. Form 10-K | 2011

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
United Fire & Casualty Company
S&P 500 Index
S&P 600 Property & Casualty Index

The following table shows the data used in the Total Return Performance graph above.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
United Fire & Casualty Company	$100.00	$83.82	$91.36	$55.40	$69.86	$65.18
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 600 P&C Index	100.00	87.92	81.36	70.15	85.53	93.56

United Fire Group, Inc. Form 10-K | 2011

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data derived from the Consolidated Financial Statements of United Fire & Casualty Company and its subsidiaries and affiliates. The data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire Group, Inc. Form 10-K | 2011

(In Thousands, Except Per Share Data)
Years Ended December 31	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total cash and investments	$3,052,535	$2,662,955	$2,542,693	$2,205,355	$2,399,141
Total assets	3,618,924	3,007,439	2,902,544	2,687,130	2,760,554

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance (1)	945,051	603,090	606,045	586,109	496,083
Life insurance	1,476,281	1,389,331	1,321,600	1,167,665	1,184,977
Unearned premiums	288,991	200,341	206,010	216,966	224,530

Total liabilities	2,922,783	2,291,015	2,229,809	2,045,389	2,009,057
Net unrealized gains, after tax (2)	124,376	102,649	82,491	25,543	85,579
Repurchase of United Fire & Casualty Company common stock	(12,433)	(6,280)	(1,545)	(14,817)	(16,078)
Total stockholders’ equity (3)	696,141	716,424	672,735	641,741	751,497

Book value per share	27.29	27.35	25.35	24.10	27.63

Consolidated Income Statement Data:
Revenues
Net premiums written (4)	$604,867	$463,892	$467,427	$496,897	$501,849
Net premiums earned	586,783	469,473	478,498	503,375	505,763
Investment income, net of investment expenses (5)	109,494	111,685	106,075	107,577	122,439
Realized investment gains (losses) (6)	6,440	8,489	(13,179)	(10,383)	9,670
Other income	2,291	1,425	799	880	654
Consolidated revenues	$705,008	$591,072	$572,193	$601,449	$638,526

Losses and loss settlement expenses
Property and casualty insurance (7)	407,831	289,437	365,721	393,349	245,845
Life insurance	22,558	20,359	16,773	13,291	14,869
Amortization of deferred policy acquisition costs (8)	153,176	113,371	114,893	129,158	136,805
Other underwriting expenses (9)	58,757	39,321	39,298	28,252	22,918
Net income (loss) (10)	11	47,513	(10,441)	(13,064)	111,392

Property and Casualty Insurance Segment Data:
Net premiums written (4)	551,923	414,908	424,827	459,571	470,402
Net premiums earned	533,771	420,373	435,677	465,581	473,134
Net income (loss)	(7,639)	34,726	(17,677)	(15,156)	98,225
Combined ratio (4)	112.1%	99.9%	115.2%	113.9%	81.3%

Life Insurance Segment Data:
Net premiums earned	53,012	49,100	42,821	37,794	32,629
Net income	7,650	12,787	7,236	2,092	13,167

Earnings Per Share Data:
Basic earnings (loss) per common share (11)	—	1.81	(0.39)	(0.48)	4.04
Diluted earnings (loss) per common share	—	1.80	(0.39)	(0.48)	4.03

Other Supplemental Data:
Cash dividends declared per common share	0.60	0.60	0.60	0.60	0.555

(1)
Property and casualty reserves may be affected by both internal and external events, such as changes in claims handling procedures, judicial or legislative actions, inflation, and catastrophes. In 2011, our acquisition of Mercer Insurance Group and a significant level of catastrophes were factors in the change in our reserves. In prior years, the fluctuations in our reserves primarily related to losses incurred from Hurricanes Ike and Gustav, which occurred in 2008, and the adverse claims litigation that has resulted from Hurricane Katrina, which occurred in 2005. For further discussion of our acquisition of Mercer Insurance Group, refer to Note 16, “Business Combinations” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Net unrealized gains, after tax, were impacted in 2008 by the volatility in the financial markets. The severe downturn in the financial

United Fire Group, Inc. Form 10-K | 2011

markets resulted in a significant decrease to our net unrealized gains in 2008, while in subsequent years our net unrealized gains returned to levels similar to years prior to 2008. In addition, our 2011 net unrealized gains were impacted by our acquisition of the investment portfolio of Mercer Insurance Group.

(3)
In 2011, our stockholders' equity decreased as a result of stockholder dividends, stock repurchases and an increase in the underfunded status of our employee benefit plans. The decrease was somewhat offset by an increase in net unrealized gains. In 2010, our stockholders' equity improved due to an increase in net unrealized gains and a significant improvement in our earnings. In 2008 and 2009, our stockholders’ equity was impacted by the overall state of the economy and the volatility in the financial markets, which impaired our ability to generate an underwriting profit and reduced our net investment income and net unrealized investment gains.

(4)	For further information on this line, please refer to the Results of Operations and Measurement of Results sections in Part II, Item 7.

(5)
The decline in investment income since 2007 was due to lower market interest rates earned on our investment portfolio, which affected the amount we earned on our short-term investments and cash and cash equivalents, and the changes in the value of certain investments in limited liability partnerships. Additionally in 2009 and 2008, investment income was affected by agency bonds that were called during 2009, the proceeds were reinvested at a lower interest rate than was previously available in prior years, and the reduction or discontinuation of dividend payments by some of our equity securities that previously had paid regular dividends.

(6)
Realized investment gains and losses could be material to our results of operations over the long term, and the occurrence and timing of realized gains and losses may cause our earnings to fluctuate substantially. GAAP requires us to recognize gains and losses from certain changes in the fair value of securities without the actual sale of those securities. The realized investment losses in 2009 and 2008 were primarily due to pre-tax realized losses from other-than-temporary investment charges incurred on our fixed maturity securities and equity securities. We recorded other-than-temporary investment charges of $0.4 million, $0.5 million, $18.3 million, $9.9 million and $0.1 million in 2011, 2010, 2009, 2008 and 2007, respectively.

(7)	For further information on this line, please refer to the Results of Operations section in Part II, Item 7.

(8)
Amortization of deferred policy acquisitions costs increased in 2011 as a result of our acquisition of Mercer Insurance Group and the impact of amortization of the value of business acquired ("VOBA") asset. The VOBA asset is being amortized in the first 12 months of operations subsequent to the acquisition, in correlation to the remaining term of Mercer Insurance Group policies that we acquired.

(9)
In 2011, our acquisition of Mercer Insurance Group primarily accounts for the fluctuation in other underwriting expenses when compared to prior years. The two factors that historically cause most of the fluctuation in other underwriting expenses are the level of deferrable underwriting expenses, which generally correlates to our level of written premiums, and changes in the expense for our employee benefit plans.

(10)
Our net income in 2011 reflects an increase in loss and loss settlement expenses from catastrophes and an increased level of other underwriting expenses, primarily as a result of our acquisition of Mercer Insurance Group. Our net losses in 2009 and 2008 were due to lower revenues from premiums earned, a decrease in net investment income, realized losses, higher expenses from losses, and other underwriting expenses. For further discussion of net income (loss) refer to our “Results of Operations” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(11)	Our basic earnings (loss) per common share is calculated by dividing our net income (loss) by the weighted average common shares outstanding during the reporting period.

United Fire Group, Inc. Form 10-K | 2011

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),”
“seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A, “Risk Factors” of this document. Among the factors that could cause our actual outcomes and results to differ are:

•	The frequency and severity of claims, including those related to catastrophe losses, and the impact those claims have on our loss reserve adequacy.

•	Developments in the domestic and global financial markets that could affect our investment portfolio.

•	The calculation and recovery of deferred policy acquisition costs (“DAC”).

•	The valuation of pension and other postretirement benefit obligations.

•	Our relationship with our agencies and agents.

•	Our relationship with our reinsurers.

•	The financial strength rating of our reinsurers.

•	Changes in industry trends and significant industry developments.

•	Our exposure to international catastrophes through our assumed reinsurance program.

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

United Fire Group, Inc. Form 10-K | 2011

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

This discussion and analysis is presented in these sections:

•	Our Business

•	Measurement of Results

•	Consolidated Financial Highlights

•	Results of Operations for the Years Ended December 31, 2011, 2010, and 2009

•	Investments

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Pending Accounting Standards

OUR BUSINESS
Founded in 1946, United Fire & Casualty Company and its subsidiaries provide insurance protection for individuals and businesses through several regional companies. We are represented nationally by 1,302 independent property and casualty insurance agencies and predominantly in the Midwest by 950 independent life insurance agencies.
Segments
We operate two business segments that are comprised of a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, and assumed insurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products.
These business segments are managed separately, as they generally do not share the same customer base, and they each have different products, pricing, and expense structures.
For 2011, property and casualty business accounted for approximately 90.0 percent of our net premiums earned, of which 89.6 percent was generated from commercial insurance. Life insurance business made up approximately 10.0 percent of our net premiums earned, of which over 61.0 percent was generated from traditional life insurance products.
Pooling Arrangement
All of our property and casualty insurance subsidiaries, with the exception of Texas General Indemnity Company, are members of an intercompany reinsurance pooling arrangement. The insurance entities of Mercer Insurance

United Fire Group, Inc. Form 10-K | 2011

Group participated in their own pooling arrangement in 2011, which was in place when we acquired Mercer Insurance Group on March 28, 2011. Effective January 1, 2012, one pooling arrangement exists to cover all participating insurance subsidiaries of United Fire Group, Inc. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.
Geographic Concentration
For 2011, approximately 50.0 percent of our property and casualty premiums were written in Texas, Iowa, California, Missouri, and Louisiana; over 70.0 percent of our life insurance premiums were written in Iowa, Minnesota, Illinois, Nebraska, and Wisconsin.
Sources of Revenue and Expense
We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of Management’s Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part II, Item 8, Note 10 “Segment Information” to the Consolidated Financial Statements.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, changes in reserves for future policy benefits, operating (i.e., underwriting) expenses and interest on policyholders’ accounts.
Profit Factors
The profitability of the Company is influenced by many factors, including price, competition, economic conditions, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. Unless a connection to increased extreme weather events related to climate change is ultimately proven true, management believes that climate change considerations will not have a material impact on our profitability.
How We Achieve Profitability
To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, and effective and efficient use of technology.

United Fire Group, Inc. Form 10-K | 2011

MEASUREMENT OF RESULTS
Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance subsidiaries based on statutory accounting principles; these statements are filed with insurance regulatory authorities in the states where they do business.
Management evaluates our operations by monitoring key measures of growth and profitability. The following provides further explanation of the key measures management uses to evaluate the results:
Premiums written is a statutory measure of our overall business volume. Premiums written is an important measure of business production for the period under review. Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written is the amount of premiums charged for policies issued during the period. For the property and casualty insurance segment there are no differences between direct statutory premiums written and direct premiums written under GAAP. However, for the life insurance segment, deferred annuity deposits (i.e., sales) are included in direct statutory premiums written, whereas they are excluded for GAAP.
Assumed premiums written is consideration or payment we receive in exchange for insurance we provide to other insurance companies. We report these premiums as revenue as they are earned over the underlying policy period. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts.

	Years Ended December 31
(In Thousands)	2011	2010	2009
Net premiums written	$604,867	$463,892	$467,427
Net change in unearned premium	(16,401)	5,669	10,956
Net change in prepaid reinsurance premium	(1,683)	(88)	115
Net premiums earned	$586,783	$469,473	$478,498
Combined ratio is a commonly used statutory financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”). If the combined ratio is at or above 100.0 percent, an insurance company is not underwriting profitably and may not be profitable unless investment income is sufficient to offset underwriting losses.
When prepared in accordance with GAAP, the net loss ratio is calculated as the ratio of losses and loss settlement expenses incurred to net premiums earned and measures the underwriting profitability of a company’s insurance business. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements.
When prepared in accordance with GAAP, the underwriting expense ratio is calculated as the ratio of amortization of deferred policy acquisition costs and nondeferred underwriting expenses to net premiums earned. The underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business.
When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned; the expense ratio is calculated by dividing underwriting expenses by net premiums written.
Catastrophe losses is a commonly used non-GAAP financial measure, which utilize the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single

United Fire Group, Inc. Form 10-K | 2011

unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation, such as Hurricane Katrina. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Years Ended December 31
(In Thousands)	2011	2010	2009
ISO catastrophes (1)	$57,238	$16,230	$20,781
Non-ISO catastrophes (2)	23,555	3,540	1,616
Total catastrophes	$80,793	$19,770	$22,397
(1) This number does not include loss and loss settlement expenses incurred for Hurricane Katrina claims and related litigation.
(2) This number includes international assumed losses.

United Fire Group, Inc. Form 10-K | 2011

CONSOLIDATED FINANCIAL HIGHLIGHTS
Consolidated Results of Operations

				% Change
(In Thousands)				2011	2010
Years ended December 31	2011	2010	2009	vs. 2010	vs. 2009
Revenues
Net premiums earned	$586,783	$469,473	$478,498	25.0%	(1.9)%
Investment income, net	109,494	111,685	106,075	(2.0)	5.3
Realized investment gains (losses)
Other-than-temporary impairment charges	(395)	(459)	(18,307)	13.9	97.5
Other realized gains, net	6,835	8,948	5,128	(23.6)	74.5
Total realized investment gains (losses)	6,440	8,489	(13,179)	(24.1)	164.4
Other income	2,291	1,425	799	60.8	78.3
Total Revenues	$705,008	$591,072	$572,193	19.3%	3.3%
Benefits, Losses and Expenses
Loss and loss settlement expenses	$430,389	$309,796	$382,494	38.9%	(19.0)%
Liability for future policy benefits	32,567	27,229	23,897	19.6	13.9
Amortization of deferred policy acquisition costs	153,176	113,371	114,893	35.1	(1.3)
Other underwriting expenses	58,757	39,321	39,298	49.4	0.1
Disaster charges and other related expenses, net of recoveries	—	(16)	(1,335)	NM	98.8
Interest on policyholders’ accounts	42,834	42,988	41,652	(0.4)	3.2
Total Benefits, Losses and Expenses	$717,723	$532,689	$600,899	34.7%	(11.4)%
Income (loss) before income taxes	(12,715)	58,383	(28,706)	(121.8)	NM
Federal income tax expense (benefit)	(12,726)	10,870	(18,265)	NM	159.5
Net Income (Loss)	$11	$47,513	$(10,441)	(100.0)%	NM

Basic earnings (loss) per share	$—	$1.81	$(0.39)	(100.0)%	NM
Diluted earnings (loss) per share	$—	$1.80	$(0.39)	(100.0)	NM
NM = not meaningful
Consolidated Results of Operations
The year 2011 will be remembered for its devastating catastrophes, both domestic and abroad. According to various reports, 2011 was the costliest catastrophe year on record for the property and casualty insurance industry globally. We experienced losses in our direct and assumed books of business that negatively impacted our full-year results. However, premium rates increased across all lines of business, and there were some positive signs in the overall economy. Additionally, we have taken steps to improve and strengthen our underwriting guidelines based on our catastrophe experiences of the past year. Internal analyses of our catastrophe exposures, utilizing various approaches including the results of the updated RMS Model Version 11, supported the underwriting changes.
We also focused on our capital management strategy through our stock repurchase program and by entering into a new banking relationship with KeyBank National Association that established a $100.0 million syndicated line of credit, allowing us to reduce our cash position.
During 2011 we began the process of integrating Mercer Insurance Group into our operations. Mercer Insurance Group agents have represented our new combined companies and as a group have increased their production over the past year. We began integrating Mercer Insurance Group's policy renewals into our processing systems, and we

United Fire Group, Inc. Form 10-K | 2011

remain on schedule to convert the West Coast business to our systems in 2012. We also began the initial planning for integration of the East Coast business. In addition, we consolidated Mercer Insurance Group's core and catastrophe reinsurance programs into our programs, resulting in increased coverage and reduction in Mercer Insurance Group's historical costs. We expect to realize cost savings of approximately $1.5 million in 2012 from the consolidation of these programs.
In 2011, our life insurance subsidiary received approval to operate in New Jersey, North Carolina, Pennsylvania,Virginia and West Virginia, continuing to leverage the Mercer Insurance Group acquisition by expanding the life insurance segment's geographical footprint. Our life management team continues to improve service to our agents by increasing marketing support and automating life product processes.
At a special meeting held on January 24, 2012, our stockholders approved our reorganization into a new holding company structure. United Fire Group, Inc. has replaced United Fire & Casualty Company as the publicly held corporation, and United Fire & Casualty Company is now a wholly owned subsidiary of United Fire Group, Inc. In addition to creating a more streamlined corporate structure, the new holding company's organizational documents enhanced our stockholder rights by reducing the percentage of stockholders required to amend our Articles of Incorporation, approve the merger or sale of substantially all company assets, and call a special meeting. This new structure will potentially provide us with more flexibility to operate and finance our businesses, particularly if we should need to raise capital in the future.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Property and Casualty Insurance Segment

Property & Casualty Insurance Segment Results of Operations				% Change
(In Thousands)				2011	2010
Years ended December 31	2011	2010	2009	vs. 2010	vs. 2009
Net premiums written (1)	$551,923	$414,908	$424,827	33.0%	(2.3)%
Net premiums earned	$533,771	$420,373	$435,677	27.0	(3.5)
Loss and loss settlement expenses	407,831	289,437	365,721	40.9	(20.9)
Amortization of deferred policy acquisition costs	143,952	100,310	105,606	43.5	(5.0)
Other underwriting expenses	46,404	30,329	30,553	53.0	(0.7)
Underwriting income (loss)	$(64,416)	$297	$(66,203)	NM	100.4%

Investment income, net	35,513	34,787	31,542	2.1%	10.3%
Realized investment gains (losses)
Other-than-temporary impairment charges	—	(153)	(9,824)	100.0	98.4
Other realized gains, net	3,081	3,746	3,009	(17.8)	24.5
Total realized investment gains (losses)	3,081	3,593	(6,815)	(14.2)	152.7
Other income	1,592	147	194	NM	(24.2)
Disaster charges and other related expenses, net of recoveries	—	(16)	(1,335)	100.0	98.8
Income (loss) before income taxes	$(24,230)	$38,824	$(39,947)	(162.4)%	197.2%
NM = not meaningful

(1)	The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

United Fire Group, Inc. Form 10-K | 2011

				Increase (Decrease) in Ratios
				2011	2010
Years ended December 31	2011	2010	2009	vs. 2010	vs. 2009
GAAP combined ratio:
Net loss ratio (without catastrophes)	61.3%	64.2%	78.8%	(4.5)%	(18.5)%
Catastrophe losses - effect on net loss ratio	15.1	4.7	5.1	221.3	(7.8)
Net loss ratio	76.4%	68.9%	83.9%	10.9%	(17.9)%
Expense ratio (1)	35.7	31.0	31.3	15.2	(1.0)
Combined ratio	112.1%	99.9%	115.2%	12.2%	(13.3)%
Statutory combined ratio:(2)
Net loss ratio (without catastrophes)	61.3%	64.2%	78.8%	(4.5)%	(18.5)%
Catastrophe losses - effect on net loss ratio	15.1	4.7	5.1	221.3	(7.8)
Net loss ratio	76.4%	68.9%	83.9%	10.9%	(17.9)%
Expense ratio (1)	32.2	31.0	30.3	3.9	2.3
Combined ratio	108.6%	99.9%	114.2%	8.7%	(12.5)%
Industry statutory combined ratio: (2)(3)
Net loss ratio	79.1%	72.0%	70.8%	9.9%	1.7%
Expense ratio (1)	28.4	29.0	28.7	(2.1)	1.0
Combined ratio	107.5%	101.0%	99.5%	6.4%	1.5%
Combined ratio (without catastrophes)	97.4%	96.4%	96.1%	1.0%	0.3%
NM = not meaningful

(1)	Includes policyholder dividends.

(2)	The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.

(3)	A.M. Best Company estimate.
Our property and casualty insurance segment reported pre-tax losses of $24.2 million and $39.9 million in 2011 and 2009, respectively, compared to pre-tax income of $38.8 million in 2010. The deterioration in our 2011 results is due to an increase in loss and loss settlement expenses primarily from catastrophe losses and one-time acquisition-related costs and other expenses associated with our acquisition of Mercer Insurance Group, as explained in more detail throughout this section.
In 2010, our loss and loss settlement expenses decreased by 20.9 percent or $76.3 million from 2009 due in large part to the adverse reserve development experienced in 2009. A decrease in non-catastrophe claims severity, accompanied by a slight decrease in frequency in 2010, also contributed to the reduction in losses and loss settlement expenses. Other underwriting expenses decreased 0.7 percent in 2010, primarily as the result of a higher level of deferrable underwriting expenses in 2010 as compared to 2009. However, included in this line were transaction costs totaling $1.2 million that were incurred in 2010 related to our acquisition of Mercer Insurance Group.
Our 2009 results were negatively impacted by the weak economy. Additionally, in 2009, we incurred OTTI charges of $9.8 million and $38.0 million in adverse development from Hurricane Katrina, which impacted our pre-tax earnings.

United Fire Group, Inc. Form 10-K | 2011

Premiums
The following table shows our premiums written and earned for 2011, 2010 and 2009:

				% Change
(In Thousands)				2011	2010
Years ended December 31	2011	2010	2009	vs. 2010	vs. 2009
Direct premiums written	$580,890	$435,706	$454,046	33.3%	(4.0)%
Assumed premiums written	14,954	11,713	7,820	27.7	49.8
Ceded premiums written	(43,921)	(32,511)	(37,039)	35.1	(12.2)
Net premiums written (1)	$551,923	$414,908	$424,827	33.0%	(2.3)%
Net premiums earned	533,771	420,373	435,677	27.0	(3.5)

(1)	The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
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
Direct Premiums Written
Direct premiums written increased $145.2 million in 2011, of which $115.3 million resulted from our acquisition of Mercer Insurance Group. The remaining $29.9 million reflects low-to mid-single-digit rate increases across all lines, along with growth from internal initiatives we implemented at the beginning of 2011.
In our commercial lines, competitive market conditions eased during 2011, although not equally among all regions. New business increased by $15.7 million over 2010. All regions continued to see commercial lines policy cancellations, though at a declining rate, due to insureds going out of business. In our personal lines, pricing continued to improve during 2011, continuing a trend that began over two years ago. In both our commercial and personal lines, policy retention rates remained strong with approximately 82.0 percent of our policies renewing.
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
In 2009, direct premiums written were negatively impacted by continued competition and the weak economy along with the nonrenewal of accounts that no longer met our underwriting or pricing guidelines. Our policy retention rate in both the personal and commercial lines of business was approximately 80.0 percent in 2009, as our underwriters continued to focus on writing good business at an adequate price, preferring quality to volume.
Assumed Premiums Written
In 2011, we increased our participation on one active contract, while renewing all other active contracts. Our increased participation and pricing increases in recent years led to the increase in assumed premiums written in both

United Fire Group, Inc. Form 10-K | 2011

2011 and 2010. For 2012, using the results of our catastrophe expense analysis we renewed our participation levels in all of our active assumed programs, with the exception of one contract for which we decreased our participation level.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2011, the increase in ceded premiums written is primarily related to our acquisition of Mercer Insurance Group. The reduction in ceded premiums written in 2010 as compared to 2009 was due to the lower level of direct premiums written, which also affected the premiums we pay for our property catastrophe reinsurance program.
We consolidated both Mercer Insurance Group's non-catastrophe and catastrophe reinsurance programs into our programs, effective January 1, 2012, resulting in increased coverage for Mercer Insurance Group and an expected cost savings of $1.5 million because of synergies. The change in programs increased Mercer Insurance Group's catastrophe protection from $55.0 million to $200.0 million and increased their catastrophe retention from $5.0 million to $20.0 million. Mercer Insurance Group's non-catastrophe retention was increased from $1.0 million to $2.0 million. We had no other significant changes to coverage, limits, or retentions for our catastrophe or non-catastrophe programs.
In comparison, the renewal pricing for our 2011 non-catastrophe reinsurance program increased approximately 4.0 percent due to losses in 2010, in the first and second layers of our casualty program. Our catastrophe reinsurance program pricing decreased approximately 8.0 percent because of the soft market conditions and because we had no losses to the program during 2010.
The renewal pricing for our 2010 non-catastrophe reinsurance program experienced a slight decrease due to the inclusion of umbrella coverage under the non-catastrophe program rather than maintaining it as a separate program. The renewal for our 2010 catastrophe reinsurance program also decreased as the soft market conditions impacted catastrophe reinsurance pricing.
Losses and Loss Settlement Expenses
Catastrophe Exposures
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters. We also face man-made exposures to losses resulting from, without limitation, acts of war, acts of terrorism and political instability. Such events result in insured losses that can be, and may continue to be, a material factor in our results of operations and financial position, as the extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. Because the level of insured losses that may occur in any one year cannot be accurately predicted, these losses contribute to fluctuations in our year-to-year results of operations and financial position. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas; we have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas of the United States, such as California and the Gulf and East Coasts, as well as in natural catastrophe exposed areas of other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our nonrenewal of

United Fire Group, Inc. Form 10-K | 2011

some accounts and refraining from writing others.
A new version of a third-party catastrophe modeling tool that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released in 2011. Overall, the model is indicating higher risk estimates for our exposure to hurricanes in the United States, but the impact of the new model on our book of business varies significantly among the regions that we model for hurricanes. Based on our analysis, and the indications of other catastrophe models, we have begun to implement more targeted underwriting and rate initiatives in some regions. We will continue to take underwriting actions and/or purchase additional reinsurance to reduce our exposure as we believe is warranted.
Catastrophe modeling generally relies on multiple inputs based on experience, science, engineering and history, and the selection of those inputs requires a significant amount of judgment. The modeling results may also fail to account for risks that are outside the range of normal probability or are otherwise unforeseen. Because of this, actual results may differ materially from those derived from our modeling exercises.
Despite our efforts to manage our catastrophe exposure, the occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material effect on our results of operations, financial condition or liquidity.
The process of estimating and establishing reserves for losses incurred from catastrophic events is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. Although we reinsure a portion of our exposure, reinsurance may prove to be inadequate if a major catastrophic event exceeds our reinsurance limits or if we experience a number of small catastrophic events that individually fall below our reinsurance retention level.
Catastrophes Losses
In 2011, our pre-tax catastrophe losses, not including adverse development from Hurricane Katrina claims litigation, were $80.8 million. In comparison, our 2010 and 2009 pre-tax catastrophe losses were $19.8 million and $22.4 million, respectively. Our 2011 losses were the result of several large natural disasters in both our direct business and assumed reinsurance business. The losses in our direct business totaled $59.7 million and resulted from a string of devastating tornadoes that tore through the southern states in April 2011, followed by storms that included a multiple-vortex tornado that destroyed Joplin, Missouri in May 2011. In July 2011, a powerful, long-lasting straightline windstorm known as a derecho hit Iowa, and in August 2011, Hurricane Irene impacted our East Coast policyholders. Our assumed reinsurance business contributed $21.1 million of catastrophe losses from prior year development and current year losses as a result of natural disasters (i.e., earthquakes and tsunamis) in New Zealand and Japan.
Our 2010 losses were the result of 26 catastrophes with our largest single pre-tax catastrophe loss totaling $2.5 million. That loss was the result of a hailstorm that primarily affected the state of Colorado, but also impacted some areas in Wyoming, South Dakota and Nebraska. In 2009, we also experienced 26 catastrophes, with our largest single loss coming from a Midwest storm that caused wind and hail damage that resulted in a pre-tax loss totaling $3.6 million.
Catastrophe Reinsurance
In 2011, only Mercer Insurance Group exceeded their $5.0 million catastrophe retention due to losses incurred from Hurricane Irene. In both 2010 and 2009, we did not exceed our catastrophe retention of $20.0 million. Effective January 1, 2012, Mercer Insurance Group is included in our catastrophe reinsurance program.
Our planned reduction in southern Louisiana that began after Hurricane Katrina was completed in 2011 and reduced our estimated 100-year maximum probable loss by over 60.0 percent. To maintain profitability of our remaining southern Louisiana business, we employed portfolio optimizing techniques (i.e., proximity to the coast, type of construction, the reduction of geographic risk concentration and higher deductibles) to reduce the impact of any one future catastrophe.

United Fire Group, Inc. Form 10-K | 2011

In 2011, we developed earthquake underwriting guidelines to significantly decrease our earthquake exposure in the New Madrid fault area of the Midwest. The guidelines were implemented with most agents in the New Madrid fault area in July 2011. The reduction in exposure has occurred through business being non-renewed, moved by the agent, the use of sublimits rather than using full earthquake limits, and a waiver signed by the insured rejecting earthquake coverage. As of December 31, 2011, our earthquake exposure has been reduced by $111.2 million, with an ultimate reduction goal of $405.4 million to be accomplished by the end of 2013.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. All reinsurers we do business with must meet the following minimum criteria: capital and surplus of at least $250.0 million and an A.M. Best rating or an S&P rating of at least “A-.” If a reinsurer is rated by both rating agencies, then both ratings must be at least an “A-.”
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2011:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A+	A+
Argo Re Ltd	A	N/A
FM Global Group	A+	N/A
Hannover Rueckversicherung AG (1) (2)	A	AA-
Lloyd's	A	A+
Platinum Underwriters Reinsurance, Inc	A	A-
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	AA-
SCOR Reinsurance Company	A	A
Tokio Millennium Re Ltd	A++	AA-

(1)	Primary insurers participating on the property and casualty excess of loss programs.

(2)	Primary insurers participating on the surety excess of loss program.
Refer to Part II, Item 8, Note 4 “Reinsurance” for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law on December 27, 2007. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100.0 trillion aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2011 and remains the same for 2012. Our TRIPRA deductible was $55.9 million for 2011 and our TRIPRA deductible will be $78.2 million for 2012. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
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

United Fire Group, Inc. Form 10-K | 2011

factors, as well as others, in estimating our loss reserves. As conditions or trends with respect to these factors change, we change our estimate for loss reserves accordingly. Refer to “Critical Accounting Estimates” in this section for a more detailed discussion of our property and casualty insurance segment’s loss and loss settlement expenses reserves.
2011 Results
In 2011, our loss and loss settlement expenses were affected by significant catastrophe activity in both our direct business and assumed reinsurance business. However, our non-catastrophe results improved, which is reflected in our favorable development of reserves established for claims that occurred in prior years of $61.1 million. This level of development is consistent with our historical experience, excluding the impact of Hurricane Katrina. The favorable development included $6.5 million in adverse development from Hurricane Katrina as a result of our continuing resolution of outstanding claims litigation.
We experienced favorable development in all lines of business with the exception of assumed reinsurance, which experienced a $4.6 million incurred loss as a result of development on 2010 catastrophe activity, and direct commercial multi peril, which experienced a slight deficiency. Our other liability and products liability lines had significant decreases in losses as a result of a lower level of required reserves for incurred but not reported ("IBNR") losses in 2011; a reduction in our legal expenses is a result of an initiative we implemented in 2009; and an overall improvement in our underwriting results.
2010 Results
In 2010, we saw an improvement in our loss and loss settlement expenses due to favorable reserve development of $45.9 million. This level of development is consistent with our historical experience, excluding the impact of Hurricane Katrina. The favorable development included $8.6 million in adverse development from Hurricane Katrina as a result of our continuing resolution of outstanding claims litigation.
We experienced favorable development in all lines of business with the exception of fire and allied lines, which experienced a slight deficiency, primarily due to Hurricane Katrina. Our workers’ compensation line had a significant decrease in losses as a result of a reduction in frequency as well as favorable reserve development on resolved cases. Additionally, we experienced an overall decrease in claims severity accompanied by a slight decrease in claims frequency, which contributed to the improvement.
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

United Fire Group, Inc. Form 10-K | 2011

Reserve Development
The following table illustrates the major components of the net redundancy (deficiency) we experienced in our reserves for 2011, 2010 and 2009:

(In Thousands)
Years ended December 31	2011	2010	2009
Savings from:
Salvage and subrogation	$4,905	$4,070	$5,968
Estimated alternative dispute resolution	10,129	11,182	12,957
Workers’ compensation medical bill review	5,225	3,830	3,516
Other	47,364	35,372	(10,680)
Net redundancy excluding Hurricane Katrina	67,623	54,454	11,761
Adverse development from Hurricane Katrina	(6,528)	(8,576)	(37,976)
Net redundancy (deficiency)	$61,095	45,878	$(26,215)
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

United Fire Group, Inc. Form 10-K | 2011

Net Loss Ratios by Line
The following table depicts our net loss ratio for 2011, 2010 and 2009:

Years ended December 31	2011			2010			2009
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$159,977	$75,589	47.2%	$113,555	$94,645	83.3%	$119,587	$119,200	99.7%
Fire and allied lines	117,812	123,418	104.8	98,673	78,174	79.2	102,265	100,436	98.2
Automobile	115,230	84,221	73.1	93,160	66,946	71.9	97,948	75,123	76.7
Workers’ compensation	54,404	47,153	86.7	45,174	27,238	60.3	51,992	41,283	79.4
Fidelity and surety	16,665	1,349	8.1	19,113	3,133	16.4	21,354	1,838	8.6
Other	854	(410)	(48.0)	804	1,048	130.3	854	214	25.1
Total commercial lines	$464,942	$331,320	71.3%	$370,479	$271,184	73.2%	$394,000	$338,094	85.8%

Personal lines
Fire and allied lines	$36,027	$36,086	100.2%	$24,668	$13,850	56.1%	$22,317	$12,254	54.9%
Automobile	18,744	15,542	82.9	14,616	12,642	86.5	13,053	10,725	82.2
Other	797	97	12.2	447	(916)	(204.9)	365	662	181.4
Total personal lines	$55,568	$51,725	93.1%	$39,731	$25,576	64.4%	$35,735	$23,641	66.2%
Reinsurance assumed	$13,261	$24,786	186.9%	$10,163	$(7,323)	(72.1)%	$5,942	$3,986	67.1%
Total	$533,771	$407,831	76.4%	$420,373	$289,437	68.9%	$435,677	$365,721	83.9%

United Fire Group, Inc. Form 10-K | 2011

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, improved to 71.3 percent in 2011 from 73.2 percent in 2010 and 85.8 percent in 2009. Our acquisition of Mercer Insurance Group added 1.5 points to this ratio. For 2011, commercial lines without Mercer Insurance Group experienced a slight improvement, primarily in the other liability lines of business, that was somewhat offset by the fire and allied lines, as these lines were affected by a significant amount of catastrophe losses during the year.
The significant decrease in our net loss ratio in 2010 as compared to 2009 was the result of a decrease in our loss and loss settlement expenses, in spite of the lower level of premiums earned during the year. The decrease occurred in our largest lines of business, other liability, fire and allied, automobile, and workers’ compensation, as a result of favorable reserve development, consistent with our historical level of development, excluding the impact of Hurricane Katrina.
In 2009, our other liability lines experienced unfavorable reserve development from the re-estimation of certain of our recorded reserves and a slight increase in severity as a result of larger jury awards and continuing construction defect claims and loss settlement expenses.
Commercial Fire and Allied Lines
Commercial fire and allied lines include fire, allied lines, commercial multiple peril and inland marine. The insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio for our commercial fire and allied lines was 104.8 percent in 2011, 79.2 percent in 2010, and 98.2 percent in 2009.
The deterioration in 2011 was due to the significant increase in catastrophe activity during the year as compared to 2010. The improvement in 2010 was due to a reduction in adverse development from Hurricane Katrina as compared to 2009, and a decrease in severity.
In 2011, premiums earned in these lines increased to $117.8 million, of which $19.2 million was related to our acquisition of Mercer Insurance Group. Without Mercer Insurance Group, the premiums earned in this line were flat.
In 2010 premiums earned in these lines decreased to $98.7 million as our premium writings were affected by ongoing competition in a soft commercial lines market. Also contributing to the reduction in direct premiums written was the nonrenewal of accounts in 2009 that no longer met our underwriting or pricing guidelines. As pricing in the industry continued to decrease, we avoided accounts that became too underpriced for the risk.
Other Liability
Other liability is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold. We reported a net loss ratio in this line of 47.2 percent in 2011, 83.3 percent in 2010 and 99.7 percent in 2009.
The other liability line experienced a slight increase in premiums earned in 2011 as compared to 2010, which were similar to the premiums earned in 2009. The decline in premiums earned in 2010 was due to the effect competition and the weak economy had on residential and commercial construction. Our other liability losses and loss settlement expenses incurred were $75.6 million in 2011, compared to $94.6 million in 2010 and $119.2 million in 2009. The improvement in this line is the result of a lower level of required reserves for IBNR losses in 2011; a reduction in our legal expenses as a result of an initiative we implemented in 2009; and an overall improvement in our underwriting results.
Construction Defect Losses
Losses from construction defect claims were $11.1 million in 2011 compared to $9.7 million and $6.0 million in 2010 and 2009, respectively. At December 31, 2011, we had $42.3 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves), which consisted of 1,861 claims. The acquisition of Mercer

United Fire Group, Inc. Form 10-K | 2011

Insurance Group contributed $24.9 million in construction defect loss and loss settlement expense reserves at December 31, 2011, representing 1,535 claims. In comparison, at December 31, 2010 and 2009, we had reserves of $21.1 million and $15.2 million, excluding IBNR reserves, consisting of 326 claims and 234 claims, respectively.
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
A majority of our exposure to construction defect claims has been in Colorado, and surrounding states. We have historically insured small- to medium-sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we have implemented policy exclusions in recent years that limit subcontractor coverage on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. We also changed our underwriting guidelines to add a professional liability exclusion when contractors prepare their own design work or blueprints and implemented the multi-family exclusion and tract home building limitation form for the state of Colorado and our other western states as a means to reduce our exposure in future years.
As a result of our acquisition of Mercer Insurance Group, we have construction defect exposure in the states of California, Nevada and Arizona. Mercer Insurance Group has been writing in these states for more than 20 years. We expect to leverage recent improvements in Mercer Insurance Group's program that focus on targeted risk selection, tailored policy forms and the utilization of an in-house legal department staffed by ten attorneys.
Other Liability Losses — Other Than Construction Defect
Within our other liability lines of business (other than construction defect), frequency decreased in 2011 as compared to 2010, with losses incurred on 3,962 claims in 2011 as compared to 6,134 in 2010 and 4,936 in 2009. In 2011, our average direct losses incurred per other liability claim (other than construction defect) were $15,952 per claim compared to $15,930 per claim in 2010 and $23,699 per claim in 2009.
In 2011, better underwriting results and improvement in the economy contributed to the decrease in frequency. In 2010, the increase in frequency was due to continued deterioration of the economy with an associated increase in new claims submitted, primarily bodily injury claims.
Because of the long-tail nature of liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. In 2009, over 37.0 percent of our other liability losses incurred (other than construction defect) resulted from losses that occurred in prior years.
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
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Generally, our policy is to write standard automobile insurance. Our net loss ratio in the

United Fire Group, Inc. Form 10-K | 2011

commercial automobile was 73.1 percent in 2011, 71.9 percent in 2010 and 76.7 percent in 2009.
In 2011, our commercial automobile premium writings increased as a result of our acquisition of Mercer Insurance Group, whereas without this acquisition our premium writings would have remained flat. Our premium writings in 2010 continued to be affected by the slow recovery in the economy, which resulted in a lower level of premiums earned as compared to 2009. Losses and loss settlement expenses were $84.2 million in 2011, of which Mercer Insurance Group contributed $13.8 million, compared to $66.9 million and $75.1 million in 2010 and 2009, respectively. The deterioration in 2011 is primarily attributable to including Mercer Insurance Group's loss and loss settlement expenses in our results; otherwise the line remained relatively flat year-over-year. We attribute the improvement in 2010 to a decrease in claims severity.
Workers’ Compensation
Our net loss ratio in the workers’ compensation line of business was 86.7 percent in 2011, 60.3 percent in 2010 and 79.4 percent in 2009. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.
The deterioration in this line for 2011 was due to an increase in severity and frequency as a result of several large losses that occurred during the year and development in 2011 on claims that occurred in 2010. Generally changes in experience year-over-year in this line are considered normal fluctuations that generally occurs in the workers' compensation line of business.
In 2010 and 2009, both the nonrenewal of accounts that no longer met our underwriting or pricing guidelines and avoiding accounts that had become too underpriced for the risk contributed to the reduction in premiums earned in this line. Also in 2010, cancellations due to non-payment and/or companies going out of business contributed to the decline in our premium writings.
The challenges faced by workers’ compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Despite these pricing issues, we continue to believe that we can improve the results of this line of business. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intent of increasing the quality of our workers’ compensation book of business. In 2011, we introduced predictive modeling analytics into our workers’ compensation underwriting process. We are currently using this model to assist us in risk selection, and we will continue to evaluate the model results.
The improvement in loss and loss settlement expenses in 2010 was the result of a reduction in frequency as well as favorable reserve development on resolved cases.
Fidelity and Surety
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The net loss ratio in this line was 8.1 percent in 2011, 16.4 percent in 2010 and 8.6 percent in 2009.
In 2011, we experienced an improvement in our net loss ratio, that is the result of continued underwriting discipline and some favorable development on losses incurred in prior years.  The improvement in our loss and loss settlement expense for 2011 was also the result of a slight decrease in claims frequency.
In 2010, we had an increase in our loss and loss settlement expenses, which is primarily the result of one large claim. Also, in 2010, the construction environment continued to be impacted by the economy and competition remained strong, especially in the Midwest.

United Fire Group, Inc. Form 10-K | 2011

There were no new claims that exceeded our $1.5 million reinsurance retention level in 2011, 2010 and 2009.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio was 93.1 percent in 2011, 64.4 percent in 2010 and 66.2 percent in 2009.
The deterioration in 2011 was due to the significant increase in catastrophe activity during the year as compared to 2010. Personal lines pricing continued to improve during 2011, continuing a trend that began over two years ago. Policy retention rates remained strong, with approximately 82.0 percent of our policies renewing.
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
In late 2009, we averaged low- to mid-single-digit percentage increases in premium rates for our homeowner and personal auto lines of business and experienced an increase in the policy counts for homeowners, automobile and umbrella lines.
Assumed Reinsurance
Our assumed reinsurance line of business had a net loss ratio of 186.9 percent, a negative net loss ratio of 72.1 percent and a net loss ratio of 67.1 percent in 2011, 2010 and 2009, respectively. The net loss ratio experienced in 2011 was the result of significant losses from natural disasters, including catastrophes impacting New Zealand and Japan.
The favorable loss ratio in 2010 resulted from our process to evaluate the overall adequacy of our property and casualty insurance reserves. We re-estimated our reserve requirement for this line of business as our largest assumed contract has been in run-off for many years and we believe any new claims on this contract will be minimal.  In addition, our current participation level in assumed business is much lower than our historical participation level through selective renewal of the number and type of assumed contracts we have elected to continue writing.
In both 2011 and 2010, we increased our participation in assumed business, which led to the increase in assumed premium writings for these years. In 2009 we terminated one of our assumed reinsurance contracts and reduced our participation level on another contract. We also concluded some of our assumed business in early 2009 that had been in run-off since late 2006.
In 2011, losses and loss settlement expenses were $24.8 million compared to $(7.3) million in 2010. In 2009, we incurred $4.0 million of losses and loss settlement expenses, of which $0.9 million of the losses were attributable to Hurricanes Gustav and Ike. We continue to have exposure, primarily with respect to environmental and asbestos coverage related to the runoff of some business, as well as exposure to catastrophe losses for the small number of assumed reinsurance contracts that we have continued to underwrite.
Other Underwriting Expenses
Our underwriting expense ratios, which are a percentage of other underwriting expenses over premiums earned, were 35.7 percent, 31.0 percent and 31.3 percent for 2011, 2010 and 2009, respectively. In 2011, our other underwriting expenses were higher than our historical experience as a result of increased amortization of deferred policy acquisition costs and the impact of amortization of the value of business acquired ("VOBA") asset recorded in connection with the acquisition of Mercer Insurance Group. The VOBA asset is being amortized in the first 12 months of operations subsequent to the acquisition in correlation to the remaining term of Mercer Insurance Group policies that were acquired. As of December 31, 2011, the VOBA asset was $1.7 million, which will be fully

United Fire Group, Inc. Form 10-K | 2011

amortized in the first quarter of 2012. In addition, we incurred one-time acquisition-related costs in connection with this transaction totaling $8.3 million, which included change in control payments, legal expenses and other acquisition related expenses.
In 2010, our other underwriting expense ratio decreased slightly primarily as the result of a higher level of deferrable underwriting expenses in 2010 as compared to 2009. Included in this line for 2010 are transaction costs totaling $1.2 million that were incurred during the fourth quarter related to our acquisition of Mercer Insurance Group.
Life Insurance Segment

Life Insurance Segment Results of Operations				% Change
(In Thousands)				2011	2010
Years ended December 31	2011	2010	2009	vs. 2010	vs. 2009
Revenues
Net premiums written (1)	$52,944	$48,984	$42,600	8.1%	15.0%
Net premiums earned	$53,012	$49,100	$42,821	8.0%	14.7%
Investment income, net	73,981	76,898	74,533	(3.8)	3.2
Realized investment gains (losses)
Other-than-temporary impairment charges	(395)	(306)	(8,482)	(29.1)	96.4
Other realized gains, net	3,754	5,202	2,118	(27.8)	145.6
Total realized investment gains (losses)	3,359	4,896	(6,364)	(31.4)	176.9
Other income	699	1,278	605	(45.3)	111.2
Total Revenues	$131,051	$132,172	$111,595	(0.8)%	18.4%

Benefits, Losses and Expenses
Loss and loss settlement expenses	$22,558	$20,359	$16,773	10.8%	21.4%
Increase in liability for future policy benefits	32,567	27,229	23,897	19.6	13.9
Amortization of deferred policy acquisition costs	9,224	10,735	9,287	(14.1)	15.6
Other underwriting expenses	12,353	11,318	8,745	9.1	29.4
Interest on policyholders’ accounts	42,834	42,988	41,652	(0.4)	3.2
Total Benefits, Losses and Expenses	$119,536	$112,629	$100,354	6.1%	12.2%

Income Before Income Taxes	$11,515	$19,543	$11,241	(41.1)%	73.9%

(1)	The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (71.7 percent), traditional life products (18.9 percent), universal life products (8.3 percent), and other life products (1.1 percent) comprised our 2011 life insurance premium revenues, as determined on the basis of statutory accounting practices. We do not write variable annuities or variable insurance products.
Our life insurance segment recorded pre-tax income of $11.5 million in 2011, compared to $19.5 million in 2010 and $11.2 million in 2009. The deterioration in our 2011 results is primarily due to historically low investment yields, but it was also affected by an increase in future policy benefits and an increase in death benefits due to our preliminary review of available Social Security records that identified deceased policy holders whose beneficiaries had not submitted claims.
The improvement in our 2010 results, as compared to 2009, is attributable to the reduction in other-than-temporary-

United Fire Group, Inc. Form 10-K | 2011

impairment ("OTTI") charges, which are reported as realized investment losses, as compared to the level experienced in 2009. In 2011, 2010 and 2009, OTTI charges recorded totaled $0.4 million, $0.3 million and $8.5 million, respectively.
Net premiums earned increased 8.0 percent in 2011 as compared to 2010, and 14.7 percent in 2010 compared to 2009, due to an increase in sales of our single premium whole life product and sales of single premium immediate annuities, which are attractive to consumers seeking a consistent rate of return. Also contributing to increased sales was our strategy to emphasize the marketing of our traditional life insurance products to our independent life insurance agents in order to achieve a more balanced mix of traditional life insurance products to annuities.
Net investment income in 2011 was lower than in 2010 and 2009. This was driven by the continuing low interest rate environment. In the fourth quarter of 2011, we began taking advantage of the decreasing spread between AAA- and A-rated fixed maturity securities to improve the quality of our fixed maturity purchases. Additionally, in 2011 we began increasing the duration of our investment portfolio to more closely match our liabilities, which have increased in conjunction with sales of our single premium whole life product. For discussion of our consolidated investment results, see the “Investments” section contained in this item.
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
Our deferred annuity deposits increased 33.7 percent in 2011 compared to 2010, and decreased 57.3 percent in 2010 compared to 2009. Annuity deposit levels increased from 2010 to 2011 as some consumers continued to seek products with a consistent rate of return as the equity markets remained volatile and interest rates remained low.
Although interest on policyholders’ accounts remained flat in 2011, we experienced an increase in interest on policyholders' accounts due to the higher average deferred annuity balance in 2010 as compared to 2009. In 2009, annuity deposits increased during the year and we experienced the lowest level of surrenders and withdrawals since 2005.
Federal Income Taxes
We reported a federal income tax benefit of $12.7 million in 2011 and $18.3 million in 2009, respectively, compared to a federal income tax expense of 10.9 million in 2010. The benefit in 2011 and 2009 resulted from a taxable loss in our property and casualty insurance operations. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2011, we have a net operating loss (“NOL”) carryforward of $24.1 million, $13.1 million of which is due to the net operating loss generated in 2011 and $11.0 million of which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2012.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations, we have recorded a valuation allowance against the NOLs that totaled $3.5 million at December 31,2011. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset.  The valuation allowance was reduced by $.5 million in 2011 due to the expiration of $1.6 million in  NOLs.

United Fire Group, Inc. Form 10-K | 2011

INVESTMENTS
Investment Environment
In 2011, volatility across investment classes was at the highest level since the financial crisis of 2008 and 2009. Credit rating downgrades of major economies (including the U.S.), natural disasters, and extraordinary political events dominated investor sentiment and the investment landscape. Fixed maturity security yields are at or near historic lows, due in part to a combination of investors wanting safety and the massive amount of monetary and fiscal stimulus in the world's financial system. We continue to carefully monitor global markets and remain disciplined in our approach to managing the risks and maximizing returns in the investment portfolio. We believe our investment strategy is prudent during this period of heightened uncertainty.
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
Investment Portfolio
Our invested assets at December 31, 2011, totaled $2.9 billion, compared to $2.5 billion at December 31, 2010. At December 31, 2011, fixed maturity securities and equity securities comprised 93.4 percent and 5.5 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.
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
The composition of our investment portfolio at December 31, 2011, is presented in the following table:

United Fire Group, Inc. Form 10-K | 2011

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
(In Thousands)		% of Total		% of Total		% of Total
Fixed maturities (1)	$1,083,860	86.1%	$1,617,531	98.0%	$2,701,391	92.9%
Equity securities	141,693	11.3	17,758	1.1	159,451	5.5
Trading securities	13,454	1.1	—	—	13,454	0.5
Mortgage loans	—	—	4,829	0.3	4,829	0.2
Policy loans	—	—	7,209	0.4	7,209	0.2
Other long-term investments	17,249	1.4	3,325	0.2	20,574	0.7
Short-term investments	1,100	0.1	—	—	1,100	—
Total	$1,257,356	100.0%	$1,650,652	100.0%	$2,908,008	100.0%

(1)	Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.
At December 31, 2011, $2.7 billion, or 99.4 percent, of our fixed maturities were classified as available-for-sale, compared with $2.3 billion, or 99.2 percent, at December 31, 2010, due to the addition of Mercer Insurance Group's investment portfolio. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.
Credit Quality
The following table is a breakdown of the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating, at December 31, 2011 and 2010, respectively. Information contained in the table is based upon issue credit ratings provided by Moody’s unless the rating is unavailable, and then it is obtained from Standard & Poor’s:

(In Thousands)	December 31, 2011		December 31, 2010
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$409,124	15.0%	$279,009	12.1%
AA	631,250	23.3	480,478	20.9
A	626,927	23.1	476,044	20.7
Baa/BBB	929,188	34.2	938,781	40.9
Other/Not Rated	118,356	4.4	123,367	5.4
	$2,714,845	100.0%	$2,297,679	100.0%
Changes in the credit ratings of our fixed maturity securities at December 31, 2011, as compared to December 31, 2010, are primarily due to the inclusion of Mercer Insurance Group's invested assets in our portfolio. In addition during the fourth quarter of 2011, we began taking advantage of the decreasing spread between AAA- and A-rated fixed maturity securities to improve the quality of our fixed maturity purchases.
Duration
Our investment portfolio is comprised primarily of fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claim liabilities. If our invested assets and claim liabilities have similar durations, then any change in interest rates will have an equal and opposite effect on these account balances. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations. The primary purpose for matching invested assets and claim liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely.

United Fire Group, Inc. Form 10-K | 2011

Group
The weighted average effective duration of our holdings of fixed maturity securities, at December 31, 2011, is 3.6 years compared to 3.7 years at December 31, 2010.
Property and Casualty Insurance Segment
For our property and casualty insurance segment, the weighted average effective duration of our holdings of fixed maturity securities, at December 31, 2011, is 4.0 years compared to 5.3 years at December 31, 2010.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2011	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$395	$397	$56,442	$56,777	$2,544	$2,860
Due after one year through five years	2,969	2,955	276,288	288,784	4,880	4,749
Due after five years through 10 years	—	—	577,503	633,598	497	439
Due after 10 years	—	—	46,484	48,521	5,508	5,406
Asset-backed securities	—	—	967	1,024	—	—
Mortgage-backed securities	3	3	34,353	35,390	—	—
Collateralized mortgage obligations	—	—	15,563	16,399	—	—
	$3,367	$3,355	$1,007,600	$1,080,493	$13,429	$13,454
Life Insurance Segment
For our life insurance segment, weighted average effective duration of our holdings of fixed maturity securities, at December 31, 2011, is 3.4 years compared to 2.8 years at December 31, 2010.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2011	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$214,812	$218,583
Due after one year through five years	375	378	808,506	851,218
Due after five years through 10 years	—	—	386,949	396,992
Due after 10 years	—	—	76,103	78,238
Asset-backed securities	—	—	4,834	5,272
Mortgage-backed securities	353	378	—	—
Collateralized mortgage obligations	48	50	63,982	66,452
	$776	$806	$1,555,186	$1,616,755

United Fire Group, Inc. Form 10-K | 2011

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
Our investment results are summarized in the following table:

(In Thousands)				% Change
				2011	2010
As of and for the Years Ended December 31	2011	2010	2009	vs. 2010	vs. 2009
Investment income, net	$109,494	$111,685	$106,075	(2.0)%	5.3%
Realized investment gains (losses)
Other-than-temporary impairment charges	$(395)	$(459)	$(18,307)	13.9	97.5
Other realized gains, net	6,835	8,948	5,128	(23.6)	74.5
Total realized investment gains (losses)	$6,440	$8,489	$(13,179)	(24.1)%	164.4%
Net unrealized gains, after tax	$124,376	$102,649	$82,491	21.2%	24.4%
Net Investment Income
In 2011, our investment income, net of investment expenses, decreased $2.2 million to $109.5 million as compared to 2010. This decrease is attributable to ongoing low investment yields in 2011 and interest expense paid in 2011 in connection with our purchases of Mercer Insurance Group. We are preparing for an extended period of low interest rates by increasing our purchases of long-term fixed maturity securities and a small number of equity securities.
In 2010, our investment income, net of investment expenses, increased $5.6 million to $111.7 million as compared to 2009. The growth in our annuity sales in 2009 contributed to an increase in our invested assets and our investment income generated in 2010, despite historically low interest rates.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31	2011	2010	2009
Investment income
Interest on fixed maturities	$109,467	$108,754	$106,023
Dividends on equity securities	4,628	3,675	3,950
Income (loss) on other long-term investments
Interest	224	24	(6)
Change in value (1)	(137)	387	(1,127)
Interest on mortgage loans	285	479	587
Interest on short-term investments	4	6	558
Interest on cash and cash equivalents	913	1,064	1,094
Other	2,542	2,686	1,253
Total investment income	$117,926	$117,075	$112,332
Less investment expenses	8,432	5,390	6,257
Investment income, net	$109,494	$111,685	$106,075

(1)	Represents the change in value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.

United Fire Group, Inc. Form 10-K | 2011

In 2011, 92.8 percent of our gross investment income originated from interest on fixed maturities, compared to 92.9 percent and 94.4 percent in 2010 and 2009, respectively.
The following table details our yield on average invested assets for 2011, 2010 and 2009, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2011	$2,744,095	$109,494	4.0%
2010	2,482,643	111,685	4.5%
2009	2,307,260	106,075	4.6%
Realized Investment Gains and Losses
In 2011 and 2010, we reported realized investment gains of $6.4 million and $8.5 million, respectively, compared to losses of $13.2 million in 2009. The following table summarizes the components of our realized investment gains or losses:

(In Thousands) Years Ended December 31	2011	2010	2009
Realized investment gains (losses)
Fixed maturities	$4,389	$4,079	$(4,117)
Equity securities	2,984	5,030	(11,362)
Trading securities	(865)	(127)	1,965
Mortgage loans	—	(362)	—
Other long-term investments	(68)	(131)	332
Short-term investments	—	—	3
Total realized investment gains (losses)	$6,440	$8,489	$(13,179)
The improvement in our realized investment gains in 2011 and 2010, as compared to the losses incurred in 2009, was primarily due to a significant reduction in pre-tax realized losses from OTTI charges on our fixed maturity securities and equity securities. We incurred substantial OTTI charges in 2009 as a result of the credit crisis that impacted the financial markets.
We recorded the following pre-tax OTTI charges in 2011, in 2010 and 2009, respectively:

(In Thousands) Years Ended December 31	2011	2010	2009
Other-than-temporary-impairment charges
Fixed maturities	$395	$—	$5,759
Equity securities	—	459	12,548
Total other-than-temporary-impairment charges	$395	$459	$18,307

Net Unrealized Gains and Losses
As of December 31, 2011, net unrealized gains, after tax, totaled $124.4 million, compared to $102.6 million and $82.5 million as of December 31, 2010 and 2009, respectively. In 2011, our acquisition of Mercer Insurance Group increased our holdings of fixed maturity securities that, in connection with a decrease in market interest rates, led to an increase in our net unrealized gains. In 2010, the improvement in the equity markets and a decrease in market

United Fire Group, Inc. Form 10-K | 2011

interest rates led to an increase in our net unrealized gains. We have and will continue to closely monitor market conditions and evaluate the long-term impact of the market volatility experienced in recent years on all of our investment holdings.
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share, but do impact comprehensive income, stockholders’ equity and book value per share. Based upon both our current analysis of the issuers of the securities that we hold and on current market conditions, we believe that our unrealized losses on available-for-sale securities at December 31, 2011, are temporary. If future events and information cause us to determine that a decline in value is other-than-temporary, it is possible that we could recognize impairment write-downs in future periods on securities that we own at December 31, 2011. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs. The following table summarizes the change in our net unrealized gains:

(In Thousands) Years Ended December 31	2011	2010	2009
Changes in net unrealized investment gains
Available-for-sale fixed maturity securities	$34,699	$17,105	$126,555
Equity securities	(4,675)	16,155	24,673
Deferred policy acquisition costs	3,402	(2,172)	(63,425)
Income tax effect	(11,699)	(10,930)	(30,855)
Total change in net unrealized gains, net of tax	$21,727	$20,158	$56,948
Refer to “Critical Accounting Estimates” in this section for a detailed discussion of our policy for recording OTTI charges.
Market Risk
Our Consolidated Balance Sheets include financial instruments whose fair values are subject to market risk. The active management of market risk is integral to our operations. Market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations such as: interest rate risk, equity price risk, foreign exchange risk, credit risk, inflation, or world political conditions. Our primary market risk exposure is to changes in interest rates. We also have limited exposure to equity price risk and foreign exchange risk.
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed maturity security or portfolio of securities to changes in interest rates. We invest in fixed maturity and other interest rate sensitive securities. While it is generally our intent to hold our investments in fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. Available-for-sale fixed maturity securities are carried at fair value on the balance sheet with unrealized gains or losses reported net of tax in accumulated other comprehensive income.
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
Market Risk and Duration
We analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment portfolio and reserve liabilities is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will match the estimated cash required for the payment of the

United Fire Group, Inc. Form 10-K | 2011

related reserves. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2011, our life insurance segment had $999.5 million in deferred annuity liabilities that were specifically allocated to investments in fixed maturity securities.
The duration of the life insurance segment's investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.
Impact of Interest Rate Changes
The amounts set forth in the following tables detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2011 and 2010. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.34 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, the duration of the investments supporting the deferred annuity liabilities would be 0.75 years shorter than the projected duration of the liabilities.
The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

United Fire Group, Inc. Form 10-K | 2011

December 31, 2011	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	$502	$502	$501	$501	$500
Special revenue
Midwest
North central - East	257	256	254	252	251
North central - West	231	230	230	230	230
South	586	580	573	567	561
West	2,177	2,174	2,172	2,169	2,154
Collateralized mortgage obligations	50	50	50	49	48
Mortgage-backed securities	391	388	381	374	366
Total Held-to-Maturity Fixed Maturities	$4,194	$4,180	$4,161	$4,142	$4,110
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$46,012	$44,963	$43,951	$42,974	$42,030
Agency	97,679	97,161	96,395	92,542	86,056
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	139,247	134,349	129,605	124,797	119,641
North central - West	90,417	87,322	84,311	81,334	78,242
Northeast	44,269	42,524	40,863	39,240	37,569
South	123,952	119,628	115,473	111,350	107,101
West	80,522	77,412	74,378	71,294	68,027
Special revenue
Midwest
North central - East	76,002	73,353	70,813	68,295	65,657
North central - West	60,837	58,002	55,236	52,421	49,550
Northeast	15,932	15,316	14,733	14,176	13,634
South	111,824	107,354	103,074	98,859	94,684
West	65,291	62,376	59,621	56,959	54,305
Foreign bonds
Canadian	76,525	74,305	72,176	70,061	68,007
Other foreign	155,017	148,627	142,639	137,018	131,734
Public utilities
Electric	251,265	242,099	233,479	225,368	217,715
Gas distribution	28,109	26,839	25,658	24,557	23,532
Other	11,706	11,310	10,934	10,577	10,237
Corporate bonds
Oil and gas	212,074	204,406	197,192	190,396	183,983
Chemicals	66,783	64,452	62,261	60,197	58,251
Basic resources	26,729	25,345	24,061	22,867	21,760
Construction and materials	25,514	24,907	24,330	23,779	23,253
Industrial goods and services	200,057	192,293	185,025	178,112	171,515
Autos and parts	20,117	19,140	18,229	17,378	16,582
Food and beverage	73,665	71,388	69,241	67,215	65,298
Personal and household goods	65,936	63,892	61,963	60,137	58,409
Health care	125,233	120,292	115,671	111,344	107,284
Retail	64,555	62,239	60,063	58,014	56,084
Media	45,591	43,711	41,969	40,351	38,846
Travel and leisure	2,858	2,766	2,678	2,593	2,511

United Fire Group, Inc. Form 10-K | 2011

Telecommunications	42,464	41,149	39,915	38,755	37,663
Banks	137,620	134,682	131,876	129,114	126,430
Insurance	25,326	24,490	23,700	22,952	22,242
Real estate	24,956	23,952	23,022	22,159	21,356
Financial services	90,597	88,609	86,703	84,873	83,113
Technology	33,652	32,321	31,064	29,876	28,750
Collateralized mortgage obligations
Government	90,704	87,682	82,691	76,357	69,576
Other	232	191	160	147	134
Mortgage backed securities	35,480	35,646	35,390	34,474	32,910
Asset-backed securities	6,660	6,474	6,296	6,128	5,967
Redeemable preferred stock	439	424	409	395	382
Total Available-For-Sale Fixed Maturities	$2,891,848	$2,793,391	$2,697,248	$2,599,435	$2,500,020
TRADING
Fixed maturities
Bonds
Foreign bonds
Canadian	$1,612	$1,570	$1,530	$1,490	$1,452
Other foreign	1,471	1,455	1,376	1,166	952
Corporate bonds
Basic resources	1,448	1,445	1,443	1,440	1,437
Food and beverage	1,093	1,076	1,059	1,042	1,026
Health care	1,943	1,671	1,450	1,271	1,126
Banks	1,565	1,399	1,237	1,095	971
Insurance	490	464	440	416	394
Financial services	479	429	386	349	317
Technology	2,127	1,754	1,458	1,220	1,030
Redeemable preferred stock	3,102	3,089	3,075	3,063	3,050
Total Trading Fixed Maturities	$15,330	$14,352	$13,454	$12,552	$11,755
Total Fixed Maturity Securities	$2,911,372	$2,811,923	$2,714,863	$2,616,129	$2,515,885

United Fire Group, Inc. Form 10-K | 2011

December 31, 2010	-200 Basis	-100 Basis		+100 Basis	+200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	$782	$761	$741	$722	$704
Special revenue
Midwest
North central - East	405	397	391	383	376
North central - West	536	523	511	499	487
Northeast	247	244	242	240	238
South	1,006	984	963	944	924
West	3,189	3,089	2,993	2,900	2,811
Collateralized mortgage obligations	89	88	87	86	84
Mortgage-backed securities	508	502	494	485	475
Total Held-to-Maturity Fixed Maturities	$6,762	$6,588	$6,422	$6,259	$6,099
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$41,057	$40,048	$39,076	$38,141	$37,240
Agency	105,348	104,868	103,131	98,919	93,668
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	145,061	136,082	127,770	120,069	112,929
North central - West	91,965	86,348	81,132	76,282	71,774
Northeast	33,299	31,343	29,525	27,836	26,265
South	112,383	105,595	99,297	93,452	88,021
West	64,210	59,966	56,053	52,444	49,110
Special revenue
Midwest
North central - East	68,036	64,445	61,093	57,962	55,035
North central - West	45,709	42,897	40,305	37,912	35,703
Northeast	5,385	5,051	4,743	4,457	4,193
South	84,160	79,271	74,747	70,558	66,676
West	50,035	47,188	44,545	42,089	39,807
Foreign bonds
Canadian	77,147	75,020	72,923	70,878	68,915
Other foreign	95,475	92,553	89,754	87,073	84,503
Public utilities
Electric	239,027	232,018	225,324	218,938	212,835
Gas distribution	23,516	22,831	22,185	21,574	20,996
Other	21,964	21,769	21,580	21,398	21,222
Corporate bonds
Oil and gas	195,117	190,179	185,436	180,885	176,513
Chemicals	58,091	56,499	54,971	53,497	52,055
Basic resources	7,793	7,607	7,427	7,252	7,082
Construction and materials	21,241	20,741	20,258	19,789	19,336
Industrial goods and services	162,848	158,887	155,058	151,193	147,416
Autos and parts	19,361	18,860	18,384	17,929	17,496
Food and beverage	76,973	75,475	74,033	72,648	71,314
Personal and household goods	73,331	71,319	69,387	67,534	65,755
Health care	89,875	86,512	83,342	80,351	77,524
Retail	46,727	45,309	43,960	42,675	41,453
Media	35,874	34,520	33,254	32,067	30,952

United Fire Group, Inc. Form 10-K | 2011

Travel and leisure	6,143	6,002	5,866	5,735	5,609
Telecommunications	38,444	37,703	36,984	36,285	35,592
Banks	128,570	125,057	121,634	118,278	115,048
Insurance	27,886	27,160	26,467	25,805	25,173
Real estate	23,808	22,733	21,737	20,812	19,951
Financial services	87,856	85,611	83,455	81,386	79,398
Technology	18,312	17,476	16,688	15,947	15,248
Collateralized mortgage obligations	21,178	20,435	19,577	18,682	17,793
Mortgage backed securities	2	2	2	2	2
Asset-backed securities	7,953	7,630	7,326	7,039	6,769
Total Available-For-Sale Fixed Maturities	$2,451,160	$2,363,010	$2,278,429	$2,195,773	$2,116,371
TRADING
Fixed maturities
Bonds
Foreign bonds	$3,336	$2,751	$2,283	$1,907	$1,603
Corporate bonds
Oil and gas	3,371	3,087	2,843	2,636	2,457
Health care	2,563	2,208	1,917	1,678	1,480
Banks	1,533	1,349	1,198	1,072	967
Financial services	384	384	384	384	384
Technology	2,060	1,688	1,394	1,162	977
Redeemable preferred stock	2,866	2,866	2,867	2,866	2,866
Total Trading Fixed Maturities	$16,113	$14,333	$12,886	$11,705	$10,734
Total Fixed Maturity Securities	$2,474,035	$2,383,931	$2,297,737	$2,213,737	$2,133,204
To the extent actual results differ from the assumptions utilized our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.
Equity Price Risk
Equity price risk is the potential loss arising from changes in the fair value of equity securities held in our portfolio. The carrying values of our equity securities are based on quoted market prices as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon the future sale of the securities to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the issuer of securities, the relative price of alternative investments, general market conditions, and supply and demand imbalances for a particular security.
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2011 and 2010:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities at
December 31, 2011	$143,506	$159,451	$175,396
December 31, 2010	134,735	149,706	164,677
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.

United Fire Group, Inc. Form 10-K | 2011

Credit Risk
We base our investment decisions on the credit characteristics of individual securities; however, we have within our municipal bond portfolio a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2011 and 2010 resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 93.0 percent and 88.4 percent were rated single “A” or above, and 57.9 percent and 65.4 percent were rated “AA” or above at December 31, 2011 and 2010, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors that guarantee our investments. Our largest indirect exposure with a single guarantor totaled $133.8 million or 28.8 percent of our insured municipal securities at December 31, 2011, as compared to $134.4 million or 31.2 percent at December 31, 2010. Our five largest indirect exposures to financial guarantors accounted for 77.6 percent and 79.6 percent of our insured municipal securities at December 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of collection of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily to fund loss and loss settlement expenses, payment of policyholder benefits under life insurance contracts, annuity withdrawals, stockholder dividends, pension plan contributions, commissions, premium taxes, income taxes, operating expenses, and, in recent years, common stock repurchases. Insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Over the past three years, cash receipts from premiums along with investment income, have been more than sufficient to pay claims and operating expenses. Capital resources consist of stockholders' equity and debt, representing our overall financial strength to support writing and growth in our insurance businesses.
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
The following table displays a summary of cash sources and uses in 2011, 2010 and 2009:

Cash Flow Summary	Years Ended December 31
(In Thousands)	2011	2010	2009
Cash provided by (used in)
Operating activities	$74,430	$71,216	$100,409
Investing activities	(175,191)	(94,711)	(130,089)
Financing activities	65,231	12,700	110,950
Net increase (decrease) in cash and cash equivalents	$(35,530)	$(10,795)	$81,270

United Fire Group, Inc. Form 10-K | 2011

Operating Activities
Net cash flows provided by operating activities totaled $74.4 million in 2011, compared to $71.2 million in 2010 and $100.4 million in 2009, respectively. Operating cash flows in 2011 reflected a higher level of loss and loss settlement expense payments, and a lower level of investment income received from the prior year.
Operating cash flows in 2010 reflected a lower level of loss and loss settlement expense payments, a lower level of operating expenses paid and an increased level of investment income received from the prior year. Negatively impacting operating cash flows was a lower level of property and casualty insurance premiums collected. The 2009 operating cash flows include a reduction in other assets of $29.0 million for the conclusion of certain litigation related to Hurricane Katrina; and a reduction in reinsurance recoveries due to the collection of payments during the year and an improvement in our catastrophe experience.
Our cash flows from operations were sufficient to meet our liquidity needs in 2011, 2010 and 2009.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide potential dividend income, potential dividend income growth or reduction and potential appreciation or depreciation. For further discussion of our investments, including our philosophy and portfolio, see the “Investments” section contained in this item.
In addition to investment income, sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $1.3 billion, or 49.1 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2011, our cash and cash equivalents included $62.9 million related to these money market accounts, compared with $34.4 million at December 31, 2010.
Net cash flows used in investment activities totaled $175.2 million in 2011, compared to $94.7 million in 2010 and $130.1 million in 2009. In 2011, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $610.0 million compared to $482.5 million and $399.6 million for the same period in 2010 and 2009, respectively. The increasing cash inflows over the last three years primarily relates to redemptions of fixed maturity securities that are reissued at lower interest rates as interest rates have been declining during this period.
Our cash outflows for investment purchases totaled $598.5 million in 2011, compared to $575.2 million and $519.1 million for the same period in 2010 and 2009, respectively. We also had a net cash outflow in 2011 of $172.6 million related to our acquisition of Mercer Insurance Group.
Financing Activities
Net cash flows provided by financing activities totaled $65.2 million, $12.7 million, and $111.0 million in 2011, 2010, and 2009, respectively. Net cash from financing activities increased in 2011 because our life insurance segment's annuity and universal life contract deposits exceeded withdrawals. Also affecting 2011 cash flows were borrowed funds totaling $124.9 million related to our acquisition of Mercer Insurance Group, of which $82.9 million was repaid in 2011. For further discussion of our outstanding debt, refer to Part II, Item 8, Note 17 “Debt.”
In 2010, net cash from financing activities decreased due to a lower volume of annuity deposits. Net cash flows from financing activities in 2009 were primarily due to deposits from annuity and universal life contracts exceeding withdrawals. In 2009, we experienced the largest reduction of withdrawals since 2005, which was indicative of the change in economic conditions and the inclination of consumers to choose products with less risk and guaranteed returns.

United Fire Group, Inc. Form 10-K | 2011

Net cash inflows from our life insurance segment's annuity and universal life deposits totaled $51.0 million, in 2011, compared to $34.6 million and $128.4 million for the same period in 2010 and 2009, respectively.
Dividends
Dividends paid to stockholders totaled $15.5 million, $15.8 million and $16.0 million in 2011, 2010 and 2009, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
State laws permit United Fire & Casualty Company to pay dividends to United Fire Group, Inc. for distribution to stockholders only from earned surplus arising from business operations. Furthermore, under Iowa law United Fire & Casualty Company may pay dividends only if after giving effect to the payment either that the company is able to pay our debts as they become due in the normal course of business or our total assets would be equal to or more than the sum of our total liabilities. Based on these restrictions, in 2012, United Fire & Casualty will be allowed to make a maximum of $56.6 million in dividend distributions without prior approval. Dividend payments by the other insurance subsidiaries in the holding company system are subject to similar restrictions in the states in which they are domiciled. These restrictions will not have a material impact in meeting our cash obligations.
Stock Repurchases
Under our share repurchase program, first announced in August 2007, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time.
During 2011, 2010 and 2009, pursuant to authorization by our Board of Directors, we repurchased 702,947; 343,328; and 92,721 shares of our common stock respectively, which used cash totaling $12.4 million in 2011, $6.3 million in 2010 and $1.5 million in 2009. At December 31, 2011, we were authorized to purchase an additional 469,879 shares of our common stock under our share repurchase program, which expires in August 2013.
Credit Facilities
In the fourth quarter of 2011, United Fire & Casualty Company entered into a credit agreement with a syndicate of financial institutions as lenders party thereto, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million.
During the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million, provided that no event of default has occurred or is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either the London Interbank Offered Rate (“LIBOR”) or a base rate plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly. The credit facility replaced a $50.0 million revolving credit facility with Bankers Trust Company, which was repaid and terminated in connection with entering into the new credit agreement.
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company,

United Fire Group, Inc. Form 10-K | 2011

grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders' equity. The credit agreement contains terms that allow the agreement to continue after the formation of our holding company, United Fire Group, Inc., which occurred on February 1, 2012.
As of December 31, 2011, we were in compliance with the covenants for the credit agreement.
Stockholders' Equity
Stockholders' equity decreased from $716.4 million at December 31, 2010, to $696.1 million at December 31, 2011, a decrease of 2.8 percent. The decline was attributable to stockholder dividends of $15.5 million, stock repurchases of $12.4 million, and an increase in the underfunded status of our employee benefit plans of $16.1 million, net of tax. The decrease was somewhat offset by net unrealized investment appreciation of $21.7 million, net of tax. This increase is due to an appreciation in the market value of our holdings of fixed maturity securities, which was somewhat offset by a decline in the market value of our holdings of equity securities. The book value per share of our common stock was $27.29 at December 31, 2011, compared with $27.35 at December 31, 2010.
Risk-Based Capital
The National Association of Insurance Commissioner’s (“NAIC”) adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2011, all of our insurance companies had capital well in excess of required levels.
Acquisition of Mercer Insurance Group
On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group for $191.5 million. The acquisition was funded through a combination of cash and $79.9 million of short-term debt. Accordingly, the results of operations for Mercer Insurance Group are included in our Consolidated Financial Statements from that date forward. After the acquisition, we market our products through over 1,300 independent property and casualty agencies. In addition, the acquisition allows us to diversify our exposure to weather and other catastrophe risks across our geographic markets.
This transaction was accounted for under the acquisition method using Mercer Insurance Group historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date. Refer to Part II, Item 8, Note 16 “Business Combinations” for additional information related to this acquisition.
In connection with this acquisition, we incurred $8.3 million of transactions costs, which included $5.5 million of expense in the first quarter of 2011 related to change in control payments made to the former executive officers of Mercer Insurance Group.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2011:

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	2,314,309	228,157	460,169	374,271	1,251,712
Loss and loss settlement expense reserves	945,051	304,165	281,801	141,758	217,327
Line of credit	45,000	—	—	45,000	—
Operating leases	19,968	6,024	9,996	3,061	887
Trust preferred securities	15,626	—	—	—	15,626
Interest expense	19,669	1,719	3,208	3,210	11,532
Profit-sharing commissions	9,699	9,699	—	—	—
Pension plan contributions	7,000	7,000	—	—	—
Total	3,376,322	556,764	755,174	567,300	1,497,084

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
Future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The future policy benefit reserves for our life insurance segment presented on the Consolidated Balance Sheets are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2011.
Loss and Loss Settlement Expense Reserves
The amounts presented above are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. Because the timing of future payments may vary from the stated contractual obligation, these amounts are estimates based upon historical payment patterns and may not represent actual future payments. Refer to “Critical Accounting Estimates: Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment” in this section for further discussion.
Credit Facility
For a discussion of our credit facility, refer to Part II, Item 8, Note 17 “Debt.”
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 14 “Lease Commitments.”
Trust Preferred Securities
We are obligated under three statutory trusts to repay $15.5 million in trust preferred securities upon their maturities, with the first maturity in December of 2032 and the last maturity in September of 2033. We have the ability to prepay this commitment and are exercising that right. All three statutory trusts will be retired by April 2, 2012. For a discussion of our trust preferred securities, refer to Part II, Item 8, Note 18 “Trust Preferred Securities.”

United Fire Group, Inc. Form 10-K | 2011

Interest Expense
Our interest expense is primarily related to our three Trust Preferred Securities, as discussed in Part II, Item 8, Note 18 “Trust Preferred Securities.” The remaining interest expense is related to our credit facility, as discussed in Part II, Item 8, Note 17 “Debt.”
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2011, we estimate property and casualty agencies will receive profit-sharing payments of $9.7 million in 2012.
Pension Plan Payments
We estimated the pension contribution for 2012 in accordance with the Pension Protection Act of 2006 (“the Act”). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2012, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership funds, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $9.2 million at December 31, 2011.

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities; and the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that our most critical accounting estimates are as follows.
Investment Valuation
Upon acquisition, we classify investments in marketable securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturities at amortized cost. We record available-for-sale fixed maturity securities, trading securities and equity securities at fair value. Other long-term investments consist primarily of our interests in limited liability partnerships or joint ventures and are recorded on the equity method of accounting. We record mortgage loans at their unpaid principal balance and policy loans at the outstanding loan amount due from policyholders.
In general, investment securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Therefore, it is reasonably possible that changes in the fair value of our investment securities, reported at fair value, will occur in the near term and such changes could materially affect the amounts reported in the Consolidated Financial Statements. Also, it is reasonably possible that changes in the value of our investments in limited liability partnerships could occur in the future and such changes could materially affect our results of operations as reported in our Consolidated Financial Statements.

United Fire Group, Inc. Form 10-K | 2011

Determining Fair Value
We value our available-for-sale fixed maturity and trading securities, equity securities, short-term investments and money market accounts at fair value in accordance with the current accounting guidance on fair value measurements. We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income, and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.
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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2011, was reasonable.
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
The following table presents the categorization for our financial instruments measured at fair value on a recurring

United Fire Group, Inc. Form 10-K | 2011

basis in our Consolidated Balance Sheets at December 31, 2011 and 2010:

(In Thousands)		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Assets as of December 31, 2011
Available-for-sale fixed maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities	159,451	155,667	258	3,526
Trading securities	13,454	1,659	11,795	—
Short-term investments	1,100	1,100	—	—
Money market accounts	62,899	62,899	—	—
Total assets measured at fair value	$2,934,152	$221,734	$2,686,576	$25,842

Assets as of December 31, 2010
Available-for-sale fixed maturities	$2,278,429	$—	$2,252,799	$25,630
Equity securities	149,706	147,908	263	1,535
Trading securities	12,886	1,476	11,410	—
Short-term investments	1,100	1,100	—	—
Money market accounts	34,384	34,384	—	—
Total assets measured at fair value	$2,476,505	$184,868	$2,264,472	$27,165
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
For the year ended December 31, 2011, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases and disposals made during the period, which were made from funds held in our money market accounts, and an increase in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the year.
Securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing could not be obtained from these sources, management performs an analysis of the contractual cash flows of the underlying security to estimate fair value.
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

United Fire Group, Inc. Form 10-K | 2011

The following table provides a summary of the changes in fair value of our Level 3 securities for 2011:

(In Thousands)	Available-for-sale fixed maturities	Equity securities	Total
Balance at January 1, 2011	$25,630	$1,535	$27,165
Realized gains (1)	12	10	22
Unrealized gains (losses) (1)	184	(8)	176
Amortization	(15)	—	(15)
Purchases	1,543	3,271	4,814
Disposals	(4,838)	(1,282)	(6,120)
Transfers in	16,956	—	16,956
Transfers out	(17,156)	—	(17,156)
Balance at December 31, 2011	$22,316	$3,526	$25,842

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The equity securities reported as “purchases” primarily relate to our acquisition of Mercer Insurance Group. We purchased securities in the Federal Home Loan Bank of Des Moines, as a requirement to obtain membership and secure a loan used as part of the acquisition financing. These securities were classified as Level 3 because we had no observable market price at December 31, 2011. The reported “disposals” relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.
The securities reported as “transfers in” relate to securities transferred from either level 1 or 2 to level 3 because an updated market value was not available. The securities reported as “transfers out” relate to securities transferred from Level 3 to either Level 1 or 2 because an updated market value was available.

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

The $5.4 million reported as “disposals” included $1.9 million of corporate bonds that were called as a result of debt restructuring by the issuer and $2.0 million of corporate bonds that matured. Of the $1.9 million, $.3 million were short-term investments that were transferred to corporate bonds as a result of the restructuring of debt by the issuer. The remaining $1.5 million in disposals relates to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

United Fire Group, Inc. Form 10-K | 2011

The following table presents the composition of our Level 3 securities at December 31, 2011:

(In Thousands)	Level Three	% of Level Three	Total from Balance Sheet	% of Total Fair Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$—	—%	$43,951	1.6%
Agency	—	—	96,395	3.6
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	—	—	129,605	4.8
North central - West	—	—	84,311	3.1
Northeast	—	—	40,863	1.5
South	—	—	115,473	4.3
West	—	—	74,378	2.7
Special revenue
Midwest
North central - East	880	3.9	70,813	2.6
North central - West	—	—	55,236	2.0
Northeast	—	—	14,733	0.5
South	—	—	103,074	3.8
West	—	—	59,621	2.2
Foreign bonds
Canadian	—	—	72,176	2.7
Other foreign	836	3.7	142,639	5.3
Public utilities
Electric	—	—	233,479	8.7
Gas distribution	—	—	25,658	0.9
Other	—	—	10,934	0.4
Corporate bonds
Oil and gas	—	—	197,192	7.3
Chemicals	—	—	62,261	2.3
Basic resources	—	—	24,061	0.9
Construction and materials	—	—	24,330	0.9
Industrial goods and services	2,897	13.0	185,025	6.9
Autos and parts	—	—	18,229	0.7
Food and beverage	1,415	6.4	69,241	2.6
Personal and household goods	—	—	61,963	2.3
Health care	—	—	115,671	4.3
Retail	—	—	60,063	2.2
Media	—	—	41,969	1.6
Travel and leisure	—	—	2,678	0.1
Telecommunications	—	—	39,915	1.5
Banks	7,230	32.4	131,876	4.9
Insurance	—	—	23,700	0.9
Real estate	7,780	34.9	23,022	0.9
Financial services	963	4.3	86,703	3.2
Technology	—	—	31,064	1.2
Collateralized mortgage obligations
Government	—	—	82,691	3.1

United Fire Group, Inc. Form 10-K | 2011

Other	—	—	160	—
Mortgage-backed securities	—	—	35,390	1.3
Asset-backed securities	315	1.4	6,296	0.2
Redeemable preferred stock	—	—	409	—
Total Available-For-Sale Fixed Maturities	$22,316	100.0%	$2,697,248	100.0%
Equity securities
Common stocks
Public utilities
Electric	$—	—%	$12,419	7.8%
Gas distribution	—	—	2,223	1.4
Other	—	—	93	—
Corporate
Oil and gas	—	—	12,210	7.7
Chemicals	—	—	5,039	3.2
Industrial goods and services	—	—	23,517	14.7
Autos and parts	—	—	580	0.4
Food and beverage	—	—	6,106	3.8
Personal and household goods	—	—	8,671	5.4
Health care	—	—	15,988	10.0
Retail	—	—	3,207	2.0
Media	—	—	134	0.1
Telecommunications	—	—	6,160	3.9
Banks	3,526	100.0	41,514	26.0
Insurance	—	—	13,034	8.2
Real Estate	—	—	1,114	0.7
Financial services	—	—	428	0.3
Technology	—	—	3,724	2.3
Nonredeemable preferred stocks	—	—	3,290	2.1
Total Available-for-Sale Equity Securities	$3,526	100.0%	$159,451	100.0%

United Fire Group, Inc. Form 10-K | 2011

The following table presents the composition of our Level 3 securities at December 31, 2010:

(In Thousands)	Level Three	% of Level Three	Total from Balance Sheet	% of Total Fair Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$—	—%	$39,076	1.7%
Agency	—	—	103,131	4.5
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	—	—	127,770	5.6
North central - West	—	—	81,132	3.6
Northeast	—	—	29,525	1.3
South	—	—	99,297	4.4
West	—	—	56,053	2.5
Special revenue
Midwest
North central - East	1,001	3.9	61,093	2.7
North central - West	—	—	40,305	1.8
Northeast	—	—	4,743	0.2
South	—	—	74,747	3.3
West	—	—	44,545	1.9
Foreign bonds
Canadian	—	—	72,923	3.2
Other foreign	1,115	4.3	89,754	3.9
Public utilities
Electric	35	0.1	225,324	9.9
Gas distribution	—	—	22,185	1.0
Other	—	—	21,580	0.9
Corporate bonds
Oil and gas	—	—	185,436	8.1
Chemicals	—	—	54,971	2.4
Basic resources	—	—	7,427	0.3
Construction and materials	—	—	20,258	0.9
Industrial goods and services	2,897	11.3	155,058	6.8
Autos and parts	—	—	18,384	0.8
Food and beverage	1,482	5.8	74,033	3.2
Personal and household goods	2,503	9.8	69,387	3.0
Health care	—	—	83,342	3.7
Retail	—	—	43,960	1.9
Media	—	—	33,254	1.5
Travel and leisure	—	—	5,866	0.3
Telecommunications	—	—	36,984	1.6
Banks	7,523	29.4	121,634	5.3
Insurance	—	—	26,467	1.2
Real estate	7,973	31.1	21,737	1.0
Financial services	1,101	4.3	83,455	3.7
Technology	—	—	16,688	0.7
Collateralized mortgage obligations	—	—	19,577	0.9
Mortgage-backed securities	—	—	2	—

United Fire Group, Inc. Form 10-K | 2011

Asset-backed securities	—	—	7,326	0.3
Total Available-For-Sale Fixed Maturities	25,630	100.0	2,278,429	100.0
Equity securities
Common stocks
Public utilities
Electric	—	—	10,390	6.9
Gas distribution	—	—	676	0.4
Corporate
Oil and gas	—	—	13,134	8.8
Chemicals	—	—	6,079	4.1
Industrial goods and services	—	—	23,297	15.6
Autos and parts	—	—	794	0.5
Food and beverage	—	—	4,474	3.0
Personal and household goods	—	—	8,603	5.7
Health care	—	—	12,548	8.4
Retail	—	—	728	0.5
Travel and leisure	—	—	1	—
Telecommunications	—	—	5,814	3.9
Banks	1,535	100.0	43,760	29.2
Insurance	—	—	14,408	9.6
Real Estate	—	—	1,020	0.7
Financial services	—	—	559	0.4
Technology	—	—	2,031	1.4
Nonredeemable preferred stocks	—	—	1,390	0.9
Total Available-for-Sale Equity Securities	1,535	100.0	149,706	100.0
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
As of December 31, 2011 and 2010, we had a number of securities where fair value was less than our cost. The total unrealized depreciation on these securities was $7.5 million at December 31, 2011, compared with $8.8 million at December 31, 2010. At December 31, 2011, the largest pre-tax unrealized loss on an individual equity security was $0.2 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 “Summary of Investments.”

United Fire Group, Inc. Form 10-K | 2011

Deferred Policy Acquisition Costs — Property and Casualty Insurance Segment
We record an asset for certain costs of underwriting new business, such as commissions, premium taxes and other variable costs that have been deferred.
The following table summarizes the activity related to our DAC asset for December 31, 2011 and 2010:

	Year Ended December 31,
(In Thousands)	2011	2010
Deferred policy acquisition costs at December 31, 2010	$44,681	$45,562
Value of business acquired	27,436	—
Amortization of value of business acquired	(25,763)	—
Current deferred costs	132,503	101,755
Current amortization	(118,189)	(102,636)
Recorded deferred policy acquisition costs at December 31, 2011	$60,668	$44,681
This asset is amortized over the life of the policies written, generally one year. We assess the recoverability of DAC on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized DAC and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium (i.e., the line of business is expected to generate an operating loss), the excess is recognized as an offset against the established DAC asset. We refer to this offset as a premium deficiency charge.
To calculate the premium deficiency charge by line of business, we estimate expected losses and loss settlement expenses by using an expected loss and loss settlement expense ratio which is based on an analysis of actual experience of the line of business in recent years. This calculation is performed on a quarterly basis. This is the only assumption process we utilize in our calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge calculated for a line of business.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2011, of reasonably likely changes in the assumed loss and loss settlement expense ratio utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the established DAC asset as of December 31, 2011.

Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$619	$1,325	$2,598	$6,518	$11,735
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2011, was $2.6 million as compared to the premium deficiency charge of $4.9 million calculated for the quarter ended December 31, 2010. The reduction in the premium deficiency charge resulted in a comparatively larger DAC asset at December 31, 2011, than at December 31, 2010.

United Fire Group, Inc. Form 10-K | 2011

Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions and related underwriting, agency and policy issue expenses.
The following table summarizes the activity related to our DAC asset for 2011 and 2010. The majority of the DAC asset relates to our universal life and annuity contracts, hereafter referred to as non-traditional business.

	Years Ended December 31
(In Thousands)	2011	2010
Deferred policy acquisition costs at December 31, 2010	$42,843	$46,943
Underwriting costs deferred	8,965	8,807
Amortization of deferred costs	(9,224)	(10,735)
Ending unamortized deferred policy acquisition costs	$42,584	$45,015
Change in “shadow” deferred policy acquisition costs	3,402	(2,172)
Recorded deferred policy acquisition costs at December 31, 2011	$45,986	$42,843
We defer and amortize policy acquisition costs, with interest, on traditional life insurance policies, over the anticipated premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. The expected total premium revenue is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volumes.
We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The components of expected gross profits include investment spread, mortality and expense margins and surrender charges. Of these factors, we anticipate that investment returns, expenses and persistency are reasonably likely to significantly impact the rate of DAC amortization.
We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the amortization of the DAC asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2011. The entire impact of the changes illustrated would be recognized through operations as an increase or decrease to amortization expense.

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	3,137	(3,612)
Policy lapse experience	2,381	(2,207)
Changes in assumptions	-1%	+1%
Interest rate spread	(2,329)	1,984
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders’ equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry

United Fire Group, Inc. Form 10-K | 2011

available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called “shadow” DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2011 and 2010, the “shadow” DAC adjustment decreased our DAC asset by $33.9 million and $37.3 million, respectively.
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $945.1 million and $603.1 million at December 31, 2011 and 2010, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $120.4 million for 2011 and $39.0 million for 2010. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2011, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$49,824	$15,023	$17,096	$81,943
Other liability	150,058	208,015	147,882	505,955
Automobile	70,228	31,599	21,586	123,413
Workers' compensation	131,061	6,340	20,086	157,487
Fidelity and surety	6,213	6,337	1,564	14,114
Miscellaneous	716	893	226	1,835
Total commercial lines	$408,100	$268,207	$208,440	$884,747
Personal lines
Automobile	$6,921	$2,359	$1,640	$10,920
Fire and allied lines	14,410	6,149	2,723	23,282
Miscellaneous	254	337	121	712
Total personal lines	$21,585	$8,845	$4,484	$34,914
Reinsurance assumed	17,568	7,720	102	25,390
Total	$447,253	$284,772	$213,026	$945,051
Case-Basis Reserves
For each of our lines of business, with respect to reported claims, we establish reserves on a case-by-case basis. Our experienced claims personnel estimate these case-basis reserves using adjusting guidelines established by management. Our goal is to set the case-basis reserves at the ultimate expected loss amount as soon as possible after information about the claim becomes available.
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
Most of our insurance policies are written on an occurrence basis that provides coverage if a loss occurs in the policy period, even if the insured reports the loss many years later. For example, some liability claims are reported

United Fire Group, Inc. Form 10-K | 2011

10 years or more after the policy period, and the workers’ compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant’s injury up to the lifetime of the claimant. In addition, final settlement of certain claims can be delayed for years due to litigation or other reasons. Reserves for these claims require us to estimate future costs, including the effect of judicial actions, litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change in years after the policy was issued.
Our loss reserves include amounts related to both short-tail and long-tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the ultimate settlement of the claim. A short-tail insurance product is one where ultimate losses are known and settled comparatively quickly. Ultimate losses under a long-tail insurance product are sometimes not known and settled for many years. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary from the reserves initially established. Accordingly, long-tail insurance products can have significant implications on the reserving process.
Our short-tail lines of business include fire and allied lines, homeowners, commercial property, auto physical damage and inland marine. The amounts of the case-based reserves that we establish for claims in these lines depend upon various factors, such as individual claim facts (including type of coverage and severity of loss), our historical loss experience and trends in general economic conditions (including changes in replacement costs, medical costs and inflation).
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
The amounts of the case-basis loss reserves that we establish for claims in long-tail lines of business depends upon various factors, including individual claim facts (including type of coverage, severity of loss and underlying policy limits), Company historical loss experience, changes in underwriting practice, legislative enactments, judicial decisions, legal developments in the awarding of damages, changes in political attitudes and trends in general economic conditions, including inflation. As with our short-tail lines of business, we review and make changes to long-tail case-based reserves based on our review of continually evolving facts as they become available to us during the claims settlement process. Our adjustments to case-based reserves are reported in the financial statements in the period that new information arises about the claim. Examples of facts that become known that could cause us to change our case-based reserves include, but are not limited to: evidence that loss severity is different than previously assessed; new claimants who have presented claims; and the assessment that no coverage exists.
Incurred But Not Reported (IBNR) Reserves
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

United Fire Group, Inc. Form 10-K | 2011

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
For our short-tail lines of business, IBNR reserves constitute a small portion of the overall reserves. As these claims are generally reported and settled shortly after the loss occurs. In our long-tail lines of business, IBNR reserves constitute a relatively higher proportion of total reserves, because, for many liability claims, significant periods of time may elapse between the initial occurrence of the loss, the reporting of the loss to us and the ultimate settlement of the claim.
Loss Settlement Expense Reserves
Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish loss settlement expense reserves on a claim-by-claim basis. Instead, on a quarterly basis, our actuary performs a detailed statistical analysis (using historical data) to estimate the required reserve for unpaid loss settlement expenses. On a monthly basis, the required reserve estimate is adjusted to reflect additional earned exposure and expense payments that have occurred subsequent to completion of the quarterly analysis.
Generally, the loss settlement expense reserves for long-tail lines of business are a greater portion of the overall reserves, as there are often substantial legal fees and other costs associated with the complex liability claims that are associated with long-tail coverages. Because short-tail lines of business settle much more quickly and the costs are easier to determine, loss settlement expense reserves for such claims constitute a smaller portion of the total reserves.
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
Key Assumptions
In establishing an estimate of loss and loss settlement expense reserves, management uses a number of key assumptions, which are as follows:

•	To the best of our knowledge, there are no new latent trends that would impact our case-basis reserves;

•	Our case-basis reserves reflect the most up-to-date information available about the unique circumstances of each claim;

•	No new judicial decisions or regulatory actions will increase our case-basis obligations;

•	The historical patterns of claim frequency and claim severity utilized within our IBNR reserve calculation, without considering unusual events, are consistent and will continue to be consistent; and

•	The Company’s historical ratio of loss settlement expenses paid to losses paid is consistent and will continue to be consistent.
Our key assumptions are subject to change as actual claims occur and as we gain additional information about the variables that underlie our assumptions. Accordingly, management reviews and updates these assumptions periodically to ensure that the assumptions continue to be valid. If necessary, management makes changes not only

United Fire Group, Inc. Form 10-K | 2011

in the estimates derived from the use of these assumptions, but also in the assumptions themselves. Due to the inherent uncertainty in the loss reserving process, management believes that there is a reasonable chance that modification to key assumptions could individually, or in aggregate, result in reserve levels that are either significantly above or below the actual amount for which the related claims will eventually settle.
As an example, if our loss and loss settlement expense reserves of $945.1 million as of December 31, 2011, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $94.5 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved.

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

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$19,918	$39,836

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

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$11,629	$23,258

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$1,938	$3,875
In 2011, we did not change the key assumptions on which we based our reserving calculations. In estimating our 2011 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
Certain of our lines of business are subject to the potential for greater loss and loss settlement expense development than others, which are discussed below.

United Fire Group, Inc. Form 10-K | 2011

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
Factors that can cause reserve uncertainty in estimating reserves in this line include:

•	Reporting time lag;

•	The number of parties involved in the underlying tort action;

•	Whether the “event” triggering coverage is confined to only one time period or is spread over multiple time periods;

•	The potential dollars involved in the individual claim actions;

•	Whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage disputes); and

•	The potential for mass claim actions.
Claims with longer reporting time lags may result in greater inherent risk. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential time lag between writing a policy in a certain market and the recognition that such policy has potential mass tort and/or latent claim exposure.
Our reserve for other liability claims at December 31, 2011, is $506.0 million and consists of 5,358 claims, compared with $282.7 million, consisting of 3,419 claims at December 31, 2010. Of the $506.0 million total reserve for other liability claims, $79.0 million is identified as defense costs and $15.5 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2011, we had $42.3 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves, which consisted of 1,861 claims. The acquisition of Mercer Insurance Group contributed $24.9 million in construction defect loss and loss settlement expense reserves at December 31, 2011, representing 1,535 claims. At December 31, 2010, our reserves, excluding IBNR reserves, totaled $21.1 million, which consisted of 326 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, court decisions in recent years have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor’s policy.
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

United Fire Group, Inc. Form 10-K | 2011

that we anticipate will mitigate the amount of construction defect losses experienced. These initiatives include increased care regarding additional insured endorsements and stricter underwriting guidelines on the writing of residential contractors and an increased utilization of loss control.
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2011 and 2010, we had $1.8 million and $3.4 million in direct and assumed asbestos and environmental loss reserves. In addition, we had ceded asbestos and environmental loss reserves of $0.3 million and $0.5 million at December 31, 2011 and 2010, respectively. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers’ Compensation Reserves
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2011, is $157.5 million and consists of 2,015 claims, compared with $128.5 million, consisting of 1,967 claims, at December 31, 2010.
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
In 2011 and 2010, our development resulted in a redundancy in our net reserves for prior accident years totaling $61.1 million and $45.9 million, respectively, which is consistent with our historical development, excluding the impact of Hurricane Katrina. In 2009, our development resulted in deficiencies in our net reserves for prior accident years totaling $26.2 million. Our development in these years was negatively impacted by adverse development from Hurricane Katrina claims and related litigation totaling $6.5 million, $8.6 million and $38.0 million in 2011, 2010 and 2009, respectively. Also contributing to our development in 2009 was the deterioration in our other liability lines of business which includes claims for construction defects.
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

United Fire Group, Inc. Form 10-K | 2011

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
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Based upon this comparison, we believe that our total established reserves at December 31, 2011, are unlikely to vary by more than 10 percent of the recorded amounts, either positively or negatively. Reserve development is discussed in detail under the heading “Reserve Development” in the “Property and Casualty Insurance Segment” of the “Results of Operations” section in this item.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(50,596)	$(25,298)	$25,298	$50,596
Workers' compensation	(15,749)	(7,874)	7,874	15,749
Automobile	(13,433)	(6,717)	6,717	13,433

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(7,364)	$(4,418)	$4,418	$7,364
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves we establish. There were no material differences between our statutory reserves and those established under GAAP. During 2011 and 2010, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2012.
It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. In addition, management consults with Regnier throughout the year as deemed necessary. On an annual basis, we compare our estimate of total reserves to

United Fire Group, Inc. Form 10-K | 2011

point estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier performs an extensive review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. If the carried reserves were deemed unreasonable, we would adjust reserves. In 2011 and 2010, after considering the actuary’s range of reasonable estimates, management believed that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
The actuarial analysis performed by Regnier indicated a reasonable range for our net reserves of $705.3 million to $887.3 million at December 31, 2011. Our net reserves for losses and loss settlement expenses as of December 31, 2011 were $824.7 million.
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

United Fire Group, Inc. Form 10-K | 2011

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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $3.6 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.2 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $2.3 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.7 million.
Independent Actuary
We engage an independent actuarial firm to render opinions as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2011 and 2010, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2012.
Recoverability of Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed.We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment was recognized. We did not recognize an impairment charge on our goodwill in 2011.

United Fire Group, Inc. Form 10-K | 2011

Pension and Postretirement Benefit Obligations
The process of estimating our pension and postretirement benefit obligations and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our benefit obligations are:

•	Estimated mortality of the employees and retirees eligible for benefits;

•	Estimated expected long-term rates of returns on investments;

•	Estimated compensation increases;

•	Estimated employee turnover;

•	Estimated medical trend rate; and

•	Estimated rate used to discount the ultimate estimated liability to a present value.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and postretirement benefit obligation at December 31, 2011, by $19.9 million and $7.1 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2011, by $15.8 million and $5.6 million, respectively.
In addition, for the postretirement benefit plan, a 100 basis point increase in the medical trend rate would increase the postretirement benefit obligation at December 31, 2011, by $7.1 million, while a 100 basis point decrease in the medical trend rate would decrease the benefit obligation at December 31, 2011, by $5.6 million.
A 100 basis point decrease in our estimated long-term rate of return on plan assets would increase the pension benefit expense for the year ended December 31, 2011, by $0.6 million, while a 100 basis point increase in the rate would decrease benefit expense by $0.6 million, for the same period.
For the postretirement benefit plan, an increase in our estimated medical trend rate would increase the postretirement benefit expense for the year ended December 31, 2011, by $0.8 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.6 million, for the same period.

PENDING ACCOUNTING STANDARDS
Incorporated by reference from Note 1 “Significant Accounting Policies” under the heading “Pending Accounting Standards,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

United Fire Group, Inc. Form 10-K | 2011

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations” under the headings “Investments” and “Market Risk.”

United Fire Group, Inc. Form 10-K | 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2011 and 2010

(In Thousands, Except Per Share Data and Number of Shares)	2011	2010
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $4,161 in 2011 and $6,422 in 2010)	$4,143	$6,364
Available-for-sale, at fair value (amortized cost $2,562,786 in 2011 and $2,178,666 in 2010)	2,697,248	2,278,429
Equity securities, at fair value (cost $68,559 in 2011 and $54,139 in 2010	159,451	149,706
Trading securities, at fair value (amortized cost $13,429 in 2011 and $12,322 in 2010)	13,454	12,886
Mortgage loans	4,829	6,497
Policy loans	7,209	7,875
Other long-term investments	20,574	20,041
Short-term investments	1,100	1,100
	$2,908,008	$2,482,898
Cash and cash equivalents	$144,527	$180,057
Accrued investment income	32,219	28,977
Premiums receivable (net of allowance for doubtful accounts of $825 in 2011 and $1,001 in 2010)	172,348	124,459
Deferred policy acquisition costs	106,654	87,524
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $35,248 in 2011 and $33,397 in 2010)	45,644	21,554
Reinsurance receivables and recoverables	128,574	46,731
Prepaid reinsurance premiums	6,191	1,586
Income taxes receivable	26,742	17,772
Goodwill and intangible assets	30,801	430
Other assets	17,216	15,451
TOTAL ASSETS	$3,618,924	$3,007,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$945,051	$603,090
Life insurance	1,476,281	1,389,331
Unearned premiums	288,991	200,341
Accrued expenses and other liabilities	138,210	78,439
Deferred income taxes	13,624	19,814
Debt	45,000	—
Trust preferred securities	15,626	—
TOTAL LIABILITIES	$2,922,783	$2,291,015
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,505,350 and 26,195,552 shares issued and outstanding in 2011 and 2010, respectively	$25	$26
Additional paid-in capital	213,045	223,439
Retained earnings	400,485	415,981
Accumulated other comprehensive income, net of tax	82,586	76,978
TOTAL STOCKHOLDERS' EQUITY	$696,141	$716,424
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,618,924	$3,007,439
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc. Form 10-K | 2011

Consolidated Statements of Income
Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data and Number of Shares)	2011	2010	2009

Revenues
Net premiums earned	$586,783	$469,473	$478,498
Investment income, net of investment expenses	109,494	111,685	106,075
Realized investment gains (losses)
Other-than-temporary impairment charges	(395)	(459)	(18,307)
Other realized gains, net	6,835	8,948	5,128
Total realized investment gains (losses)	6,440	8,489	(13,179)
Other income	2,291	1,425	799
	$705,008	$591,072	$572,193

Benefits, Losses and Expenses
Losses and loss settlement expenses	$430,389	$309,796	$382,494
Increase in liability for future policy benefits	32,567	27,229	23,897
Amortization of deferred policy acquisition costs	153,176	113,371	114,893
Other underwriting expenses	58,757	39,321	39,298
Disaster charges and other related expenses, net of recoveries	—	(16)	(1,335)
Interest on policyholders’ accounts	42,834	42,988	41,652
	$717,723	$532,689	$600,899

Income (loss) before income taxes	$(12,715)	$58,383	$(28,706)
Federal income tax expense (benefit)	(12,726)	10,870	(18,265)
Net income (loss)	$11	$47,513	$(10,441)

Weighted average common shares outstanding	25,878,535	26,318,214	26,590,458
Basic earnings (loss) per share	$—	$1.81	$(0.39)
Diluted earnings (loss) per share	$—	$1.80	$(0.39)
Cash dividends declared per share	$0.60	$0.60	$0.60
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc. Form 10-K | 2011

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data and Number of Shares)	2011	2010	2009

Common stock
Balance, beginning of year	$26	$26	$26
Shares repurchased (702,947 in 2011; 343,328 in 2010; and 92,721 in 2009)	(1)	—	—
Shares issued for stock-based awards (12,745 in 2011; 5,840 in 2010; and 1,675 in 2009)	—	—	—
Balance, end of year	$25	$26	$26

Additional paid-in capital
Balance, beginning of year	$223,439	$227,820	$227,232
Compensation expense and related tax benefit for stock-based award grants	1,830	1,801	2,107
Shares repurchased	(12,432)	(6,280)	(1,545)
Shares issued for stock-based awards	208	98	26
Balance, end of year	$213,045	$223,439	$227,820

Retained earnings
Balance, beginning of year	$415,981	$384,242	$410,634
Net income (loss)	11	47,513	(10,441)
Dividends on common stock ($0.60 per share in 2011, 2010 and 2009)	(15,507)	(15,774)	(15,951)
Balance, end of year	$400,485	$415,981	$384,242

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$76,978	$60,647	$3,849
Change in net unrealized appreciation (1)	21,727	20,158	56,948
Change in underfunded status of employee benefit plans (2)	(16,119)	(3,827)	(150)
Balance, end of year	$82,586	$76,978	$60,647

Summary of changes
Balance, beginning of year	$716,424	$672,735	$641,741
Net income (loss)	11	47,513	(10,441)
All other changes in stockholders' equity accounts	(20,294)	(3,824)	41,435
Balance, end of year	$696,141	$716,424	$672,735

Comprehensive income (loss)
Net income (loss)	$11	$47,513	$(10,441)
Change in net unrealized appreciation (1)	21,727	20,158	56,948
Change in underfunded status of employee benefit plans (2)	(16,119)	(3,827)	(150)
Comprehensive income for the year	$5,619	$63,844	$46,357

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc. Form 10-K | 2011

Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

(In Thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$11	$47,513	$(10,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net accretion of bond premium	$11,638	$4,727	$2,951
Depreciation and amortization	5,583	2,872	3,533
Stock-based compensation expense	1,829	1,787	2,084
Realized investment (gains) losses	(6,440)	(8,489)	13,179
Net cash flows from trading investments	(1,993)	(585)	(2,492)
Deferred income tax expense (benefit)	(6,288)	977	(10,858)
Changes in
Accrued investment income	499	(280)	(848)
Premiums receivable	(12,067)	2,997	6,839
Deferred policy acquisition costs	11,709	2,340	2,804
Reinsurance receivables	(23,649)	(5,795)	19,339
Prepaid reinsurance premiums	1,684	87	(114)
Income taxes receivable/payable	(6,310)	10,425	(1,223)
Other assets	9,970	2,228	1,851
Funds on deposit for Hurricane Katrina litigation	—	—	29,026
Future policy benefits and losses, claims and loss settlement expenses	67,302	30,134	45,474
Unearned premiums	16,401	(5,669)	(10,956)
Accrued expenses and other liabilities	3,504	(12,382)	10,054
Deferred income taxes	(82)	(1,177)	(275)
Other, net	1,130	(494)	482
Total adjustments	$74,420	$23,703	$110,850
Net cash provided by operating activities	$74,431	$71,216	$100,409
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$39,496	$3,402	$13,432
Proceeds from call and maturity of held-to-maturity investments	2,243	3,278	5,600
Proceeds from call and maturity of available-for-sale investments	563,515	471,499	348,581
Proceeds from short-term and other investments	4,741	4,353	31,937
Purchase of available-for-sale investments	(595,162)	(567,499)	(502,392)
Purchase of short-term and other investments	(3,357)	(7,653)	(16,672)
Net purchases and sales of property and equipment	(14,048)	(2,091)	(10,575)
Acquisition of property and casualty company, net of cash acquired	(172,620)	—	—
Net cash used in investing activities	$(175,192)	$(94,711)	$(130,089)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$170,678	$141,614	$264,994
Withdrawals from investment and universal life contracts	(119,716)	(106,972)	(136,597)
Borrowings of short-term debt	124,900	—	—
Repayment of short-term debt	(82,900)	—	—
Payment of cash dividends	(15,507)	(15,774)	(15,951)
Repurchase of common stock	(12,433)	(6,280)	(1,545)
Issuance of common stock	208	98	26
Tax impact from issuance of common stock	1	14	23
Net cash provided by financing activities	$65,231	$12,700	$110,950
Net change in cash and cash equivalents	$(35,530)	$(10,795)	$81,270
Cash and cash equivalents at beginning of year	180,057	190,852	109,582
Cash and cash equivalents at end of year	$144,527	$180,057	$190,852
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc. Form 10-K | 2011

United Fire Group, Inc. Form 10-K | 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. (“United Fire”) and its consolidated subsidiaries and affiliates is engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. At December 31, 2011, we were licensed as a property and casualty insurer in 43 states plus the District of Columbia and as a life insurer in 33 states.

On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group, Inc. for $191,475,000. The acquisition was funded through a combination of cash and $79,900,000 of short-term debt. Accordingly, the results of operations for Mercer Insurance Group, Inc. have been included in the accompanying consolidated financial statements from that date forward. After the acquisition, we market our products through over 1,300 independent property and casualty agencies. In addition, the acquisition allows us to diversify our exposure to weather and other catastrophe risks across our geographic markets. In connection with this acquisition, we incurred $8,318,000 of transaction costs, which included $5,540,000 of expense related to change in control payments made to the former executive officers of Mercer Insurance Group, Inc.. Refer to Note 16 "Business Combinations" for additional information on this acquisition.
Holding Company Reorganization
On February 1, 2012, United Fire & Casualty Company completed a corporate reorganization that resulted in the creation of United Fire Group, Inc., an Iowa corporation, as the holding company and sole owner of United Fire & Casualty Company. In connection with the reorganization transaction, each share of United Fire & Casualty Company common stock (par value $3.33 1/3 per share) that was issued and outstanding immediately prior to the effective date was automatically converted into a share of United Fire Group, Inc. common stock (par value $0.001 per share). In addition, each outstanding option to purchase or other right to acquire shares of United Fire & Casualty Company common stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. common stock. United Fire Group, Inc. became the publicly held corporation upon completion of the reorganization.
We have accounted for the reorganization as a merger of entities under common control, which is similar to the former "pooling of interests method" to account for business combinations. Accordingly, the accompanying Consolidated Financial Statements include the consolidated financial position and results of operations of United Fire & Casualty Company on the same basis as was historically presented, except that the amount reported for common stock at par value has been retrospectively restated to report the par value of United Fire Group, Inc. common stock. The resulting difference has been recorded in additional paid-in capital for all periods presented.
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire Group, Inc. and its wholly owned subsidiaries: United Fire & Casualty Company, United Life Insurance Company (“United Life”), Addison Insurance Company, American Indemnity Financial Corporation, Lafayette Insurance Company, United Fire & Indemnity Company, Texas General Indemnity Company and Mercer Insurance Group, Inc. which includes BICUS Services Corporation, Financial Pacific Insurance Agency (currently inactive), Financial Pacific Insurance Company, Financial Pacific Insurance Group, Inc., Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc. (collectively, "Mercer Insurance Group").
United Fire Lloyds, an affiliate of United Fire & Indemnity Company, is organized as a Texas Lloyds plan, which is an aggregation of underwriters who, under a common name, engage in the business of insurance through a corporate attorney-in-fact. United Fire Lloyds is financially and operationally controlled by United Fire & Indemnity

United Fire Group, Inc. Form 10-K | 2011

Company, its corporate attorney-in-fact, pursuant to three types of agreements: trust agreements between United Fire & Indemnity Company and certain individuals who agree to serve as trustees; articles of agreement among the trustees who agree to act as underwriters to establish how the Lloyds plan will be operated; and powers of attorney from each of the underwriters appointing a corporate attorney-in-fact, who is authorized to operate the Lloyds plan. Because United Fire & Indemnity Company can name the trustees, the Lloyds plan is perpetual, subject only to United Fire & Indemnity Company’s desire to terminate it.
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
United Fire Lloyds and three statutory trusts affiliated with Financial Pacific Insurance Group, Inc., have also been included in consolidation. Refer to Note 18 “Trust Preferred Securities” for a discussion of the nature and purpose of the trusts. All intercompany balances have been eliminated in consolidation.
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
Certain costs of underwriting new business, principally commissions, premium taxes and variable underwriting and

United Fire Group, Inc. Form 10-K | 2011

policy issue expenses, have been deferred. Such costs are amortized as premium revenue is recognized. Policy acquisition costs deferred in 2011, 2010 and 2009 totaled $132,503,000, $101,755,000 and $98,946,000, respectively. Amortization of DAC, which included $25,763,000 from the amortization of the value of business acquired asset, which was recorded as a result of our acquisition of Mercer Insurance Group, totaled $143,952,000 in 2011. Amortization of DAC in 2010 and 2009 totaled $100,310,000 and $105,606,000, respectively. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and loss settlement expenses to be incurred and certain other costs expected to be incurred as the premium is earned.
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
The costs of acquiring new life business, principally commissions and certain variable underwriting, agency and policy issue expenses, have been deferred. These costs are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated terms of non-traditional policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. Policy acquisition costs deferred in 2011, 2010 and 2009 totaled $8,965,000, $8,807,000 and $13,612,000, respectively. Amortization of DAC in 2011, 2010 and 2009 totaled $9,224,000, $10,735,000 and $9,287,000, respectively. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of DAC for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional business is recognized with an offset to net unrealized investment appreciation as of the balance sheet dates. The DAC asset increased by $3,402,000 in 2011 and decreased by $2,172,000 and $63,425,000 in 2010 and 2009, respectively, as a result of this adjustment.
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

United Fire Group, Inc. Form 10-K | 2011

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
Other long-term investments consist primarily of our interests in limited liability partnerships or joint ventures and are recorded on the equity method of accounting. Mortgage loans are recorded at their unpaid principal balance. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2011 and 2010, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,682,525,000 and $1,563,821,000, respectively.
Realized gains or losses on disposition of investments are computed using the specific identification method and are included in the computation of net income.
In 2011, 2010 and 2009, we recorded a pre-tax realized loss of $395,000, $459,000 and $18,307,000, respectively, as a result of the recognition of other-than-temporary impairment (“OTTI”) charges on certain holdings in our investment portfolio. None of the OTTI charges were considered to have a noncredit related loss component. We review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” for a discussion of our accounting policy for impairment recognition.
Reinsurance
Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 4 “Reinsurance” for a discussion of our reinsurance operations.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less.
We made payments for income taxes of $570,000, $14,124,000 and $4,324,000 during 2011, 2010 and 2009, respectively. In addition, we received refunds totaling $13,491,000 and $10,256,000 in 2010 and 2009, respectively, due to the overpayment of prior year tax and carryback of operating losses. In 2011, we received no refunds. We made payments of interest totaling $1,926,000 during 2011, which does not include payments to policyholders' accounts related to non-traditional life insurance business. In 2010 and 2009, there were no significant payments of interest, other than payments to policyholders’ accounts.
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

United Fire Group, Inc. Form 10-K | 2011

Useful Life
Computer equipment	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven to thirty-nine years
Software	Three years
Depreciation expense totaled $3,661,000, $2,812,000 and $3,473,000 for 2011, 2010 and 2009, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment was recognized. We did not recognize an impairment charge on our goodwill in 2011.
Our intangible assets, which consist primarily of agency relationships, trade names, licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of licenses, which are indefinite-lived and not amortized. We did not recognize an impairment charge on our intangible assets in 2011, 2010 and 2009. Amortization expense, which is allocated to the property and casualty insurance segment, totaled $1,922,000 for 2011, and $60,000 for both 2010 and 2009, respectively.
Income Taxes
Deferred tax assets and liabilities are established based on differences between the financial statement bases of assets and liabilities and the tax basis of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the year-to-year change in the net deferred tax asset or liability, except for certain changes in deferred tax amounts that affect stockholders' equity and do not impact federal income tax expense.
We have recognized no liability for unrecognized tax benefits at December 31, 2011 or 2010 or at any time during 2011 or 2010. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2006. There are ongoing examinations of income tax returns by the Internal Revenue Service of the 2008 tax year and by the State of Florida for the 2008 through 2010 tax years.
Stock-Based Compensation
We currently have two equity compensation plans. One plan allows us to grant restricted and unrestricted stock, stock appreciation rights, incentive stock options, and non-qualified stock options to employees. The other plan allows us to grant restricted and unrestricted stock and non-qualified stock options to non-employee directors.
For our non-qualified stock options, we utilize the Black-Scholes option pricing method to establish the fair value of options granted under our equity compensation plans. Our determination of the fair value of stock options on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected volatility in our stock price, the expected term of the award, the expected dividends to be paid over the term of the award and the expected risk-free interest rate. Any changes in these assumptions may materially affect the estimated fair value of the award. For our restricted

United Fire Group, Inc. Form 10-K | 2011

and unrestricted stock awards, we utilize the fair value of our common stock on the date of grant to establish the fair value of the award. Refer to Note 9 “Stock Option Plans” for further discussion.
Recently Issued Accounting Standards
Adoption of Accounting Standards
Goodwill Impairment
In September 2011, the FASB issued updated accounting guidance that is intended to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The updated guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In addition, the updated guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to early adopt this guidance, which did not impact the amounts reported in our Consolidated Financial Statements.
Pending Adoption of Accounting Standards
Policy Acquisition Costs
In October 2010, the FASB issued updated accounting guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be incremental and directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We will adopt this guidance prospectively effective January 1, 2012.The implementation of this guidance will reduce the amount of acquisition costs we can capitalize and report as an asset in the accompanying Consolidated Balance Sheets. We currently estimate that the corresponding reduction in pretax income will be approximately $11,000,000 to $17,000,000 in 2012. However, this estimate is preliminary in nature and the actual amount of the reduction may be above or below the range.
Comprehensive Income
In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The revised guidance will be effective for public companies for interim and annual reporting periods beginning after December 15, 2011 with early adoption permitted, and is to be applied retrospectively. We will adopt this guidance effective January 1, 2012, which will not change the items that constitute net income or other comprehensive income as currently reported.
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. The updated guidance is to be applied prospectively for public companies for interim and annual reporting periods beginning after December 15, 2011. We will adopt this guidance effective January 1, 2012 and anticipate no impact

United Fire Group, Inc. Form 10-K | 2011

on our financial position or results of operations.

United Fire Group, Inc. Form 10-K | 2011

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities at December 31, 2011 and 2010, is as follows:

December 31, 2011	(In Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	$496	$5	$—	$501
Special revenue
North central - East	242	12	—	254
North central - West	218	12	—	230
South	633	1	61	573
West	2,150	22	—	2,172
Collateralized mortgage obligations	48	2	—	50
Mortgage-backed securities	356	25	—	381
Total Held-to-Maturity Fixed Maturities	$4,143	$79	$61	$4,161
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$42,530	$1,421	$—	$43,951
Agency	95,813	582	—	96,395
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	118,456	11,149	—	129,605
North central - West	76,986	7,325	—	84,311
Northeast	37,436	3,428	1	40,863
South	105,034	10,439	—	115,473
West	68,329	6,049	—	74,378
Special revenue
Midwest
North central - East	66,188	4,625	—	70,813
North central - West	50,658	4,578	—	55,236
Northeast	13,780	955	2	14,733
South	95,565	7,514	5	103,074
West	54,607	5,014	—	59,621
Foreign bonds
Canadian	69,107	3,269	200	72,176
Other foreign	137,765	5,497	623	142,639
Public utilities
Electric	220,682	13,047	250	233,479
Gas distribution	24,044	1,677	63	25,658
Other	10,096	838	—	10,934
Corporate bonds
Oil and gas	189,902	7,567	277	197,192
Chemicals	59,569	2,692	—	62,261
Basic resources	24,448	129	516	24,061
Construction and materials	23,962	384	16	24,330
Industrial goods and services	177,717	7,426	118	185,025
Autos and parts	17,743	801	315	18,229
Food and beverage	66,753	2,621	133	69,241
Personal and household goods	59,256	2,721	14	61,963
Health care	109,219	6,497	45	115,671
Retail	57,345	2,718	—	60,063
Media	40,346	1,670	47	41,969
Travel and leisure	2,851	11	184	2,678
Telecommunications	38,203	1,715	3	39,915
Banks	129,326	3,755	1,205	131,876
Insurance	22,878	831	9	23,700
Real estate	20,981	2,222	181	23,022
Financial services	85,341	2,267	905	86,703

United Fire Group, Inc. Form 10-K | 2011

Technology	29,766	1,566	268	31,064
Collateralized mortgage obligations
Government	79,269	3,490	68	82,691
Other	276	—	116	160
Mortgage-backed securities	34,353	1,041	4	35,390
Asset-backed securities	5,801	495	—	6,296
Redeemable preferred stock	405	4	—	409
Total Available-For-Sale Fixed Maturities	$2,562,786	$140,030	$5,568	$2,697,248
Equity securities
Common stocks
Public utilities
Electric	$6,227	$6,290	$98	$12,419
Gas distribution	928	1,295	—	2,223
Other	76	17	—	93
Corporate
Oil and gas	5,094	7,116	—	12,210
Chemicals	2,734	2,305	—	5,039
Industrial goods and services	9,944	13,848	275	23,517
Autos and parts	277	310	7	580
Food and beverage	2,124	3,982	—	6,106
Personal and household goods	5,513	3,158	—	8,671
Health care	8,212	8,008	232	15,988
Retail	2,836	532	161	3,207
Media	147	—	13	134
Telecommunications	2,399	3,778	17	6,160
Banks	11,690	30,196	372	41,514
Insurance	3,209	9,902	77	13,034
Real estate	393	793	72	1,114
Financial services	300	150	22	428
Technology	2,822	1,018	116	3,724
Nonredeemable preferred stocks	3,634	40	384	3,290
Total Available-for-Sale Equity Securities	$68,559	$92,738	$1,846	$159,451
Total Available-for-Sale Securities	$2,631,345	$232,768	$7,414	$2,856,699

United Fire Group, Inc. Form 10-K | 2011

December 31, 2010	(In Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
General obligations	$731	$10	$—	$741
Special revenue
North central - East	364	27	—	391
North central - West	488	23	—	511
Northeast	230	12	—	242
South	1,067	4	108	963
West	2,957	36	—	2,993
Collateralized mortgage obligations	83	4	—	87
Mortgage-backed securities	444	50	—	494
Total Held-to-Maturity Fixed Maturities	$6,364	$166	$108	$6,422
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$38,133	$943	$—	$39,076
Agency	104,049	96	1,014	103,131
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	121,273	6,634	137	127,770
North central - West	76,699	4,491	58	81,132
Northeast	27,861	1,664	—	29,525
South	92,795	6,555	53	99,297
West	53,160	2,983	90	56,053
Special revenue
Midwest
North central - East	59,063	2,205	175	61,093
North central - West	38,827	1,744	266	40,305
Northeast	4,505	247	9	4,743
South	71,486	3,405	144	74,747
West	42,363	2,182	—	44,545
Foreign bonds
Canadian	69,209	3,908	194	72,923
Other foreign	85,434	4,588	268	89,754
Public utilities
Electric	213,636	12,207	519	225,324
Gas distribution	21,131	1,124	70	22,185
Other	21,029	551	—	21,580
Corporate bonds
Oil and gas	177,973	7,890	427	185,436
Chemicals	52,561	2,445	35	54,971
Basic resources	6,971	456	—	7,427
Construction and materials	19,385	873	—	20,258
Industrial goods and services	148,212	7,208	362	155,058
Autos and parts	17,500	1,003	119	18,384
Food and beverage	70,613	3,531	111	74,033
Personal and household goods	66,597	3,079	289	69,387
Health care	78,595	4,933	186	83,342
Retail	42,150	2,139	329	43,960
Media	31,702	1,552	—	33,254
Travel and leisure	5,882	61	77	5,866
Telecommunications	34,706	2,329	51	36,984
Banks	117,506	5,817	1,689	121,634
Insurance	25,682	799	14	26,467
Real estate	20,903	1,101	267	21,737
Financial services	80,803	3,635	983	83,455
Technology	15,952	1,070	334	16,688
Collateralized mortgage obligations	17,564	2,013	—	19,577
Mortgage-backed securities	2	—	—	2
Asset-backed securities	6,754	572	—	7,326
Total Available-For-Sale Fixed Maturities	$2,178,666	$108,033	$8,270	$2,278,429
Equity securities
Common stocks
Public utilities

United Fire Group, Inc. Form 10-K | 2011

Electric	$6,229	$4,164	$3	$10,390
Gas distribution	90	586	—	676
Corporate
Oil and gas	5,740	7,394	—	13,134
Chemicals	2,734	3,345	—	6,079
Industrial goods and services	8,112	15,185	—	23,297
Autos and parts	257	537	—	794
Food and beverage	682	3,792	—	4,474
Personal and household goods	5,233	3,370	—	8,603
Health care	6,367	6,367	186	12,548
Retail	380	348	—	728
Travel and leisure	1	—	—	1
Telecommunications	2,376	3,438	—	5,814
Banks	9,498	34,363	101	43,760
Insurance	3,129	11,320	41	14,408
Real estate	393	667	40	1,020
Financial services	300	274	15	559
Technology	1,157	874	—	2,031
Nonredeemable preferred stocks	1,461	3	74	1,390
Total Available-for-Sale Equity Securities	$54,139	$96,027	$460	$149,706
Total Available-for-Sale Securities	$2,232,805	$204,060	$8,730	$2,428,135
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at December 31, 2011, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2011	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$395	$397	$271,254	$275,360	$2,544	$2,860
Due after one year through five years	3,344	3,333	1,084,794	1,140,002	4,880	4,749
Due after five years through 10 years	—	—	964,452	1,030,590	497	439
Due after 10 years	—	—	122,587	126,759	5,508	5,406
Asset-backed securities	—	—	5,801	6,296	—	—
Mortgage-backed securities	356	381	34,353	35,390	—	—
Collateralized mortgage obligations	48	50	79,545	82,851	—	—
	$4,143	$4,161	$2,562,786	$2,697,248	$13,429	$13,454

United Fire Group, Inc. Form 10-K | 2011

Realized Investment Gains and Losses
A summary of realized investment gains (losses) for 2011, 2010 and 2009, is as follows:

(In Thousands)
Years Ended December 31	2011	2010	2009
Realized investment gains (losses)
Fixed maturities	$4,389	$4,079	$(4,117)
Equity securities	2,984	5,030	(11,362)
Trading securities
Change in fair value	(539)	(325)	1,547
Sales	(326)	198	418
Mortgage loans	—	(362)	—
Other long-term investments	(68)	(131)	332
Short-term investments	—	—	3
Total realized investment gains (losses)	$6,440	$8,489	$(13,179)
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2011, 2010 and 2009, were as follows:

(In Thousands)
Years Ended December 31	2011	2010	2009
Proceeds from sales	$39,496	$3,402	$13,432
Gross realized gains	1,144	1,915	2,009
Gross realized losses	(1,562)	—	(890)
There were no sales of held-to-maturity securities in 2011, 2010 and 2009.
Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of realized investment gains (losses). Our portfolio of trading securities had a fair value of $13,454,000 and $12,886,000 at December 31, 2011 and 2010, respectively.

United Fire Group, Inc. Form 10-K | 2011

Net Investment Income
Net investment income for the years ended December 31, 2011, 2010 and 2009, is comprised of the following:

(In Thousands)
Years Ended December 31	2011	2010	2009
Investment income
Interest on fixed maturities	$109,467	$108,754	$106,023
Dividends on equity securities	4,628	3,675	3,950
Income (loss) on other long-term investments
Interest	224	24	(6)
Change in value (1)	(137)	387	(1,127)
Interest on mortgage loans	285	479	587
Interest on short-term investments	4	6	558
Interest on cash and cash equivalents	913	1,064	1,094
Other	2,542	2,686	1,253
Total investment income	$117,926	$117,075	$112,332
Less investment expenses	8,432	5,390	6,257
Investment income, net	$109,494	$111,685	$106,075

(1)	Represents the change in value of our holdings in limited liability partnership funds, which are accounted for under the equity method of accounting.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership funds, we are contractually committed to make capital contributions up to $15,000,000, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $9,156,000 at December 31, 2011.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation is as follows:

(In Thousands)
Years Ended December 31	2011	2010	2009
Changes in net unrealized investment appreciation
Available-for-sale fixed maturities	$34,699	$17,105	$126,555
Equity securities	(4,675)	16,155	24,673
Deferred policy acquisition costs	3,402	(2,172)	(63,425)
Income tax effect	(11,699)	(10,930)	(30,855)
Total change in net unrealized appreciation, net of tax	$21,727	$20,158	$56,948
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

United Fire Group, Inc. Form 10-K | 2011

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2011 and 2010. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2011, if future events or information cause us to determine that a decline in fair value is other-than-temporary.

We believe the unrealized depreciation in value of our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell the securities until such time that the fair value recovers or the securities mature.

We have evaluated the unrealized losses reported for all of our equity securities at December 31, 2011, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at December 31, 2011. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2011, was $122,000. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)
December 31, 2011	Less than 12 months			12 months or longer			Total
			Gross			Gross		Gross
	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Values	Depreciation	Values	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	1	$473	$61	$473	$61
Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$473	$61	$473	$61
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
States, municipalities and political subdivisions
General obligations	2	$1,506	$1	—	$—	$—	$1,506	$1
Special revenue
Northeast	—	—	—	1	619	2	619	2
South	4	2,049	5	—	—	—	2,049	5
Foreign bonds
Canadian	1	5,667	97	2	2,930	103	8,597	200
Other foreign	12	12,334	391	4	11,193	232	23,527	623
Public utilities
Electric	4	6,486	97	1	1,068	153	7,554	250
Gas distribution	2	3,093	63	—	—	—	3,093	63
Corporate bonds
Oil and gas	2	5,436	53	1	5,223	224	10,659	277
Basic resources	3	10,861	328	2	5,238	188	16,099	516
Construction and materials	3	10,560	16	—	—	—	10,560	16
Industrial goods and services	3	4,243	15	1	2,897	103	7,140	118
Autos and parts	1	2,685	315	—	—	—	2,685	315
Food and beverage	1	1,012	1	5	3,932	132	4,944	133
Personal and household goods	1	1,047	14	—	—	—	1,047	14
Health care	2	5,027	45	—	—	—	5,027	45
Media	2	7,081	47	—	—	—	7,081	47
Travel and leisure	2	616	184	—	—	—	616	184
Telecommunications	1	1,966	3	—	—	—	1,966	3
Banks	18	16,946	264	8	17,267	941	34,213	1,205
Insurance	2	504	9	—	—	—	504	9
Real estate	2	378	10	1	4,396	171	4,774	181
Financial services	1	2,245	9	17	7,229	896	9,474	905
Technology	10	5,101	268	—	—	—	5,101	268
Collateralized mortgage obligations
Government	6	4,306	25	3	5,209	43	9,515	68
Other	1	160	116	—	—	—	160	116
Mortgage-backed securities	5	684	4	—	—	—	684	4
Total Available-For-Sale Fixed Maturities	91	$111,993	$2,380	46	$67,201	$3,188	$179,194	$5,568
Equity securities
Common stocks
Public utilities
Electric	3	$210	$98	—	$—	$—	$210	$98
Corporate

United Fire Group, Inc. Form 10-K | 2011

Industrial goods and services	7	975	155	8	577	120	1,552	275
Autos and parts	6	14	7	—	—	—	14	7
Health care	5	768	94	4	455	138	1,223	232
Retail	6	611	143	3	431	18	1,042	161
Media	—	—	—	1	134	13	134	13
Telecommunications	4	60	8	1	10	9	70	17
Banks	11	875	250	1	434	122	1,309	372
Insurance	4	742	47	2	107	30	849	77
Real estate	—	—	—	3	205	72	205	72
Financial services	1	259	22	—	—	—	259	22
Technology	3	511	116	—	—	—	511	116
Nonredeemable preferred stocks	3	1,171	31	2	878	353	2049	384
Total Available-for-Sale Equity Securities	53	$6,196	$971	25	$3,231	$875	$9,427	$1,846
Total Available-for-Sale Securities	144	$118,189	$3,351	71	$70,432	$4,063	$188,621	$7,414
Total	144	$118,189	$3,351	72	$70,905	$4,124	$189,094	$7,475

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)
December 31, 2010	Less than 12 months			12 months or longer			Total
			Gross			Gross		Gross
	Number	Fair	Unrealized	Number	Fair	Unrealized	Fair	Unrealized
Type of Investment	of Issues	Value	Depreciation	of Issues	Values	Depreciation	Values	Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions
Special revenue	—	$—	$—	2	$590	$108	$590	$108
Total Held-to-Maturity Fixed Maturities	—	$—	$—	2	$590	$108	$590	$108
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
Agency	12	$41,374	$626	7	$30,661	$388	$72,035	$1,014
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	3	2,346	105	1	497	32	2,843	137
North central - West	1	860	58	—	—	—	860	58
South	2	947	53	—	—	—	947	53
West	3	2,723	90	—	—	—	2,723	90
Special revenue
Midwest
North central - East	7	8,275	96	2	2,553	79	10,828	175
North central - West	2	3,092	102	2	2,555	164	5,647	266
Northeast	—	—	—	1	771	9	771	9
South	3	3,964	144	—	—	—	3,964	144
Foreign bonds
Canadian	1	5,687	194	—	—	—	5,687	194
Other foreign	2	6,634	235	2	2,873	33	9,507	268
Public utilities
Electric	3	4,490	100	3	10,003	419	14,493	519
Gas distribution	—	—	—	1	1,420	70	1,420	70
Corporate bonds
Oil and gas	—	—	—	4	10,168	427	10,168	427
Chemicals	3	3,366	19	1	4,939	16	8,305	35
Industrial goods and services	5	13,642	171	2	5,821	191	19,463	362
Autos and parts	—	—	—	1	3,928	119	3,928	119
Food and beverage	1	2,006	12	2	4,491	99	6,497	111
Personal and household goods	3	9,233	241	2	3,039	48	12,272	289
Health care	4	14,416	186	—	—	—	14,416	186
Retail	4	9,370	321	1	2,308	8	11,678	329
Travel and leisure	1	2,013	69	2	792	8	2,805	77
Telecommunications	2	2,696	51	—	—	—	2,696	51
Banks	1	2,920	18	15	28,887	1,671	31,807	1,689
Insurance	1	2,169	14	—	—	—	2,169	14
Real Estate	1	4,539	177	1	2,256	90	6,795	267
Financial services	3	11,660	236	15	5,270	747	16,930	983
Technology	—	—	—	3	8,628	334	8,628	334

United Fire Group, Inc. Form 10-K | 2011

Total Available-For-Sale Fixed Maturities	68	$158,422	$3,318	68	$131,860	$4,952	$290,282	$8,270
Equity securities
Common stocks
Public utilities
Electric	3	$306	$2	4	$—	$1	$306	$3
Corporate
Health care	2	1,437	62	1	371	124	1,808	186
Banks	2	614	33	1	488	68	1,102	101
Insurance	1	260	28	1	43	13	303	41
Real estate	1	79	10	2	158	30	237	40
Financial services	1	267	15	—	—	—	267	15
Nonredeemable preferred stocks	—	—	—	2	1,158	74	1,158	74
Total Available-for-Sale Equity Securities	10	$2,963	$150	11	$2,218	$310	$5,181	$460
Total Available-for-Sale Securities	78	$161,385	$3,468	79	$134,078	$5,262	$295,463	$8,730
Total	78	$161,385	$3,468	81	$134,668	$5,370	$296,053	$8,838

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the specific asset or liability.
In most cases, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. When quoted market prices do not exist, we estimate fair value based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.
We estimate the fair value of mortgage loans based on discounted cash flows, utilizing the market rate of interest for similar loans in effect at the valuation date.
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

United Fire Group, Inc. Form 10-K | 2011

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2011 and 2010, is as follows:

At December 31	2011		2010
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$4,161	$4,143	$6,422	$6,364
Available-for-sale fixed maturities	2,697,248	2,697,248	2,278,429	2,278,429
Trading securities	13,454	13,454	12,886	12,886
Equity securities	159,451	159,451	149,706	149,706
Mortgage loans	5,219	4,829	7,658	6,497
Policy loans	7,209	7,209	7,875	7,875
Other long-term investments	20,574	20,574	20,041	20,041
Short-term investments	1,100	1,100	1,100	1,100
Cash and cash equivalents	144,527	144,527	180,057	180,057
Accrued investment income	32,219	32,219	28,977	28,977
Liabilities
Policy Reserves
Annuity (accumulations) (1)	$1,074,661	$999,534	$965,932	$948,920
Annuity (benefit payments)	133,921	94,465	102,511	86,874

(1)	Annuity accumulations represent deferred annuity contracts that are currently earning interest.

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

United Fire Group, Inc. Form 10-K | 2011

request and utilize one broker quote per security.
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2011 was reasonable.
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
The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2011 and 2010:

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$43,951	$—	$43,951	$—
Agency	96,395	—	96,395	—
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	129,605	—	129,605	—
North central - West	84,311	—	84,311	—
Northeast	40,863	—	40,863	—
South	115,473	—	115,473	—
West	74,378	—	74,378	—
Special revenue
Midwest
North central - East	70,813	—	69,933	880
North central - West	55,236	—	55,236	—
Northeast	14,733	—	14,733	—
South	103,074	—	103,074	—
West	59,621	—	59,621	—
Foreign bonds
Canadian	72,176	—	72,176	—
Other foreign	142,639	—	141,803	836
Public utilities
Electric	233,479	—	233,479	—
Gas distribution	25,658	—	25,658	—
Other	10,934	—	10,934	—
Corporate bonds
Oil and gas	197,192	—	197,192	—
Chemicals	62,261	—	62,261	—
Basic resources	24,061	—	24,061	—
Construction and materials	24,330	—	24,330	—
Industrial goods and services	185,025	—	182,128	2,897
Autos and parts	18,229	—	18,229	—
Food and beverage	69,241	—	67,826	1,415
Personal and household goods	61,963	—	61,963	—
Health care	115,671	—	115,671	—
Retail	60,063	—	60,063	—
Media	41,969	—	41,969	—
Travel and leisure	2,678	—	2,678	—
Telecommunications	39,915	—	39,915	—
Banks	131,876	—	124,646	7,230
Insurance	23,700	—	23,700	—
Real estate	23,022	—	15,242	7,780
Financial services	86,703	—	85,740	963
Technology	31,064	—	31,064	—
Collateralized mortgage obligations
Government	82,691	—	82,691	—
Other	160	—	160	—
Mortgage-backed securities	35,390	—	35,390	—
Asset-backed securities	6,296	—	5,981	315
Redeemable preferred stock	409	409	—	—
Total Available-For-Sale Fixed Maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities
Common stocks
Public utilities
Electric	$12,419	$12,419	$—	$—

United Fire Group, Inc. Form 10-K | 2011

Gas distribution	2,223	2,223	—	—
Other	93	93	—	—
Corporate
Oil and gas	12,210	12,210	—	—
Chemicals	5,039	5,039	—	—
Industrial goods and services	23,517	23,517	—	—
Autos and parts	580	580	—	—
Food and beverage	6,106	6,106	—	—
Personal and household goods	8,671	8,671	—	—
Health care	15,988	15,988	—	—
Retail	3,207	3,207	—	—
Media	134	134	—	—
Telecommunications	6,160	6,160	—	—
Banks	41,514	37,988	—	3,526
Insurance	13,034	13,034	—	—
Real Estate	1,114	1,114	—	—
Financial services	428	428	—	—
Technology	3,724	3,724	—	—
Nonredeemable preferred stocks	3,290	3,032	258	—
Total Available-for-Sale Equity Securities	$159,451	$155,667	$258	$3,526
Total Available-for-Sale Securities	$2,856,699	$156,076	$2,674,781	$25,842
TRADING
Fixed maturities
Bonds
Foreign bonds
Canadian	$1,530	$—	$1,530	$—
Other foreign	1,376	—	1,376	—
Corporate bonds
Basic resources	1,443	—	1,443	—
Food and beverage	1,059	—	1,059	—
Health care	1,450	—	1,450	—
Banks	1,237	—	1,237	—
Insurance	440	—	440	—
Financial services	386	—	386	—
Technology	1,458	—	1,458	—
Redeemable Preferred Stock	3,075	1,659	1,416	—
Total Trading Fixed Maturities	$13,454	$1,659	$11,795	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$62,899	$62,899	$—	$—
Total Assets Measured at Fair Value	$2,934,152	$221,734	$2,686,576	$25,842

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government and government-sponsored enterprises
U.S. Treasury	$39,076	$—	$39,076	$—
Agency	103,131	—	103,131	—
States, municipalities and political subdivisions
General obligations
Midwest
North central - East	127,770	—	127,770	—
North central - West	81,132	—	81,132	—
Northeast	29,525	—	29,525	—
South	99,297	—	99,297	—
West	56,053	—	56,053	—
Special revenue
Midwest
North central - East	61,093	—	60,092	1,001
North central - West	40,305	—	40,305	—
Northeast	4,743	—	4,743	—
South	74,747	—	74,747	—
West	44,545	—	44,545	—
Foreign bonds
Canadian	72,923	—	72,923	—
Other foreign	89,754	—	88,639	1,115
Public utilities
Electric	225,324	—	225,289	35
Gas distribution	22,185	—	22,185	—
Other	21,580	—	21,580	—
Corporate bonds
Oil and gas	185,436	—	185,436	—
Chemicals	54,971	—	54,971	—
Basic resources	7,427	—	7,427	—
Construction and materials	20,258	—	20,258	—
Industrial goods and services	155,058	—	152,161	2,897
Autos and parts	18,384	—	18,384	—
Food and beverage	74,033	—	72,551	1,482
Personal and household goods	69,387	—	66,884	2,503
Health care	83,342	—	83,342	—
Retail	43,960	—	43,960	—
Media	33,254	—	33,254	—
Travel and leisure	5,866	—	5,866	—
Telecommunications	36,984	—	36,984	—
Banks	121,634	—	114,111	7,523
Insurance	26,467	—	26,467	—
Real estate	21,737	—	13,764	7,973
Financial services	83,455	—	82,354	1,101
Technology	16,688	—	16,688	—
Collateralized mortgage obligations	19,577	—	19,577	—
Mortgage-backed securities	2	—	2	—
Asset-backed securities	7,326	—	7,326	—
Total Available-For-Sale Fixed Maturities	$2,278,429	$—	$2,252,799	$25,630
Equity securities
Common stocks
Public utilities
Electric	$10,390	$10,390	$—	$—
Gas distribution	676	676	—	—
Corporate
Oil and gas	13,134	13,134	—	—
Chemicals	6,079	6,079	—	—

United Fire Group, Inc. Form 10-K | 2011

Industrial goods and services	23,297	23,297	—	—
Autos and parts	794	794	—	—
Food and beverage	4,474	4,474	—	—
Personal and household goods	8,603	8,603	—	—
Health care	12,548	12,548	—	—
Retail	728	728	—	—
Travel and leisure	1	1	—	—
Telecommunications	5,814	5,783	31	—
Banks	43,760	42,225	—	1,535
Insurance	14,408	14,408	—	—
Real Estate	1,020	1,020	—	—
Financial services	559	559	—	—
Technology	2,031	2,031	—	—
Nonredeemable preferred stocks	1,390	1,158	232	—
Total Available-for-Sale Equity Securities	$149,706	$147,908	$263	$1,535
Total Available-for-Sale Securities	$2,428,135	$147,908	$2,253,062	$27,165
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,283	$—	$2,283	$—
Corporate bonds
Oil and gas	2,843	—	2,843	—
Health care	1,917	—	1,917	—
Banks	1,198	—	1,198	—
Financial services	384	—	384	—
Technology	1,394	—	1,394	—
Redeemable Preferred Stock	2,867	1,476	1,391	—
Total Trading Fixed Maturities	$12,886	$1,476	$11,410	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$34,384	$34,384	$—	$—
Total Assets Measured at Fair Value	$2,476,505	$184,868	$2,264,472	$27,165
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
For the year ended December 31, 2011, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases and disposals made during the period, which were made from funds held in our money market accounts, and an increase in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the year.
Securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing could not be obtained from these sources, management performs an analysis of the contractual cash flows of the underlying security to estimate fair value.
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

United Fire Group, Inc. Form 10-K | 2011

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
The following table provides a summary of the changes in fair value of our Level 3 securities for 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2011	$1,001	$1,115	$35	$23,479	$—	$1,535	$27,165
Realized gains (1)	—	—	—	—	12	10	22
Unrealized gains (losses) (1)	—	7	(2)	178	1	(8)	176
Amortization	—	—	—	—	(15)	—	(15)
Purchases	—	—	—	106	1,437	3,271	4,814
Disposals	(121)	(286)	(33)	(3,278)	(1,120)	(1,282)	(6,120)
Transfers in	—	—	—	16,956	—	—	16,956
Transfers out	—	—	—	(17,156)	—	—	(17,156)
Balance at December 31, 2011	$880	$836	$—	$20,285	$315	$3,526	$25,842

(1)	Realized gains are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The equity securities reported as “purchases” primarily relate to our acquisition of Mercer Insurance Group. We purchased securities in the Federal Home Loan Bank of Des Moines, as a requirement to obtain membership and secure a loan used as part of the acquisition financing. These securities were classified as Level 3 because we had no observable market price at December 31, 2011. The reported “disposals” relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.
The securities reported as “transfers in” relate to securities transferred from either Level 1 or 2 to Level 3 because an updated market value was not available. The securities reported as “transfers out” relate to securities transferred from Level 3 to either Level 1 or 2 because an updated market value was available.
The following table provides a summary of the changes in fair value of our Level 3 securities for 2010:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Equities	Short-term investments	Total
Balance at January 1, 2010	$1,110	$1,394	$70	$27,885	$—	$254	$30,713
Realized losses (1)	—	—	—	—	—	—	—
Unrealized gains (losses) (1)	—	7	(1)	345	—	—	351
Amortization	—	—	(1)	(1)	—	—	(2)
Purchases	—	—	—	7	1,535	—	1,542
Disposals	(109)	(286)	(33)	(5,011)	—	—	(5,439)
Transfers in	—	—	—	254	—	—	254
Transfers out	—	—	—	—	—	(254)	(254)
Balance at December 31, 2010	$1,001	$1,115	$35	$23,479	$1,535	$—	$27,165

(1)	Realized losses are recorded as a component of current operations whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The $5,439,000 reported as “disposals” included $1,930,000 of corporate bonds that were called as a result of debt restructuring by the issuer and $2,000,000 of corporate bonds that matured. Of the $1,930,000, $254,000 were short-term investments that were transferred to corporate bonds as a result of the restructuring. The remaining $1,509,000

United Fire Group, Inc. Form 10-K | 2011

in disposals relates to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

United Fire Group, Inc. Form 10-K | 2011

NOTE 4. REINSURANCE
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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2011, for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $2,590,000 and $2,207,000 at December 31, 2011 and 2010, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and loss and loss settlement expenses related to our ceded and assumed business is as follows:

(In Thousands)
Years Ended December 31	2011	2010	2009
Ceded Business
Ceded premiums written	$43,921	$32,511	$37,039
Ceded premiums earned	45,604	32,598	36,925
Loss and loss settlement expenses ceded	39,335	17,381	5,942

Assumed Business
Assumed premiums written	$14,954	$11,713	$7,820
Assumed premiums earned	14,869	11,668	7,904
Loss and loss settlement expenses assumed	24,151	(4,276)	5,818
In 2011, we renewed our participation in all of our assumed programs, while increasing the participation level on one contract, which generated the growth of our assumed premiums written and earned. Loss and loss settlement expenses increased significantly in 2011 due to several natural disasters, primarily in New Zealand and Japan, that impacted our assumed program.
In 2010, we increased our participation in assumed business, which led to the increase in assumed premium writings for the year. The benefit reported for loss and loss settlement expenses incurred from assumed business in 2010 is the result of our process to evaluate the overall reserve adequacy of our property and casualty insurance segment. We re-estimated our reserve requirement for assumed business as our largest assumed reinsurance contract has been in run-off for many years and we believe any new claims on this contract would not be significant. In addition, our participation level in assumed business was much lower than our historical participation level. The re-estimation of reserve estimates specific to the assumed reinsurance line of business was part of an overall review of reserves by line of business and did not have a direct impact on the net income reported for our property and casualty insurance segment in 2010.

United Fire Group, Inc. Form 10-K | 2011

Refer to Note 5 “Reserves for Loss and Loss Settlement Expenses” for an analysis of changes in our overall property and casualty insurance reserves.
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs, for 2011 and 2010. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program.

(In Thousands)	2011 & 2010 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100% of $38,000
Property excess of loss	2,000	15,000	100% of $13,000
Surety excess of loss	1,500	28,000	91% of $26,500
Property catastrophe, excess	20,000	200,000	95% of $180,000
Boiler and machinery	N/A	50,000	100% of $50,000
The following table provides a summary of Mercer Insurance Group's primary reinsurance programs for 2011:

(In Thousands)	2011 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss (1)	$1,000	$5,000	100% of $4,000
Property excess of loss (1)	1,000	10,000	100% of $9,000
Umbrella excess of loss(1)	1,000	11,000	75% of first $1,000 and 100% of remaining $9,000
Surety excess of loss	500	4,500	90% of $4,000 less $500 deductible
Property catastrophe, excess	5,000	55,000	100% of $50,000
Boiler and machinery	N/A	50,000	100% of $50,000
(1) On August 1, 2011, Mercer Insurance Group's property and casualty reinsurance retention and limits were changed to match the rest of the property and casualty insurance segment.
If we incur catastrophe losses and loss settlement expenses that exceed the coverage limits of our reinsurance program, our property catastrophe program provides one guaranteed reinstatement. In such an instance, we are required to pay the reinsurers a reinstatement premium equal to the full amount of the original premium, which will reinstate the full amount of reinsurance available under the property catastrophe program.
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

United Fire Group, Inc. Form 10-K | 2011

Premiums and losses and loss settlement expenses related to our ceded business is as follows:

(In Thousands)
Years Ended December 31	2011	2010	2009
Ceded Business
Ceded insurance in-force	$974,556	$959,145	$910,775
Ceded premiums earned	2,318	2,123	1,935
Loss and loss settlement expenses ceded	3,786	3,072	809
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99.0 percent of ceded life insurance in force as of December 31, 2011, has been ceded to five reinsurers.

United Fire Group, Inc. Form 10-K | 2011

NOTE 5. RESERVES FOR LOSS AND LOSS SETTLEMENT EXPENSES
Because property and casualty insurance reserves are estimates of the unpaid portions of incurred losses that have been reported to us, as well as losses that have been incurred but not reported ("IBNR"), the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts, which are based on management’s best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in losses and loss settlement expenses in the accompanying Consolidated Statements of Income in the period such changes are determined.
The following table provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2011, 2010 and 2009 (net of reinsurance amounts):

(In Thousands)
Years Ended December 31	2011	2010	2009
Gross liability for losses and loss settlement expenses at beginning of year	$603,090	$606,045	$586,109
Ceded loss and loss settlement expenses	(39,000)	(33,754)	(52,508)
Net liability for losses and loss settlement expenses at beginning of year	$564,090	$572,291	$533,601
Reserves acquired in Mercer Insurance Group acquisition, net	252,598	—	—
Beginning balance, as adjusted	$816,688	$572,291	$533,601
Losses and loss settlement expenses incurred for claims occurring during
Current year	$468,926	$335,315	$339,506
Prior years	(61,095)	(45,878)	26,215
Total incurred	$407,831	$289,437	$365,721
Losses and loss settlement expense payments for claims occurring during
Current year	$253,175	$132,592	$131,507
Prior years	146,653	165,046	195,524
Total paid	$399,828	$297,638	$327,031
Net liability for losses and loss settlement expenses at end of year	$824,692	$564,090	$572,291
Ceded loss and loss settlement expenses	120,359	39,000	33,754
Gross liability for losses and loss settlement expenses at end of year	$945,051	$603,090	$606,045
The favorable development in 2011 and 2010 on claims that occurred in prior years, resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This re-estimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and changes in loss reserves mainly in the other liability and commercial automobile lines due to additional information on individual claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized is the development of reserves for IBNR loss and loss settlement expenses at a level significantly less than anticipated at December 31 of the prior year. We attribute the favorable development to the fact that we have experienced overall lower levels of claims severity during recent years.
The unfavorable development in 2009 was attributable to an increase we made in our prior accident year loss reserves due to additional development from Hurricane Katrina, which included a federal court ruling and subsequent judgment of $28,868,000, which we paid in 2009. We also experienced deterioration in our other liability lines of business, which includes claims for construction defects.

United Fire Group, Inc. Form 10-K | 2011

We did not alter our reserving process during 2011. However, conditions and trends that have affected the reserve development for a given year may change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.
We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2011, 2010 and 2009 and statutory net income (loss) for the years then ended are as follows:

(In Thousands)	Statutory Capital and Surplus	Statutory Net Income (Loss)
2011
Property and casualty (1)	$565,843	$10,529
Life, accident and health	167,164	6,180
2010
Property and casualty (1)	$594,308	$52,803
Life, accident and health	158,379	13,443
2009
Property and casualty (1)	$556,265	$(12,350)
Life, accident and health	160,179	3,523

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
Our property and casualty and life insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No permitted accounting practices were used to prepare our statutory-basis financial statements during 2011, 2010 and 2009.
We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2011.

United Fire Group, Inc. Form 10-K | 2011

The State of Iowa Insurance Department governs the amount of dividends that we may pay to stockholders without prior approval by the department. Based on these restrictions, we are allowed to make a maximum of $56,584,000 in dividend distributions to stockholders in 2012 without prior approval. We paid dividends of $15,507,000, $15,774,000 and $15,951,000 in 2011, 2010 and 2009, respectively. Dividend payments by the insurance subsidiaries to United Fire Group, Inc. are subject to similar restrictions in the states in which they are domiciled. In 2011, United Fire & Casualty Company received dividends from Addison Insurance Company, American Indemnity Financial Corporation, and Lafayette Insurance Company for $3,000,000, $1,700,000 and $6,750,000, respectively. In 2010 and 2009, United Fire & Casualty Company received a dividend from United Life of $15,000,000 and $4,000,000, respectively. These intercompany dividend payments are eliminated in our Consolidated Financial Statements.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

(In Thousands)
Years Ended December 31	2011	2010	2009
Current	$(3,517)	$11,070	$(7,132)
Deferred	(9,209)	(200)	(11,133)
Total	$(12,726)	$10,870	$(18,265)
A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 35 percent to the amount recorded in the accompanying Consolidated Statements of Income is as follows:

(In Thousands)
Years Ended December 31	2011	2010	2009
Computed expected income tax expense (benefit)	$(4,451)	$20,434	$(10,048)
Tax-exempt municipal bond interest income	(7,908)	(7,287)	(7,411)
Nontaxable dividend income	(859)	(751)	(788)
Valuation allowance reduction	—	(1,643)	—
Acquisition related expenses	860	403	—
Other, net	(368)	(286)	(18)
Federal income tax expense (benefit)	$(12,726)	$10,870	$(18,265)

United Fire Group, Inc. Form 10-K | 2011

The significant components of the net deferred tax liability at December 31, 2011 and 2010, are as follows:

(In Thousands)
December 31	2011	2010
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	31,812	33,448
All other securities	47,026	34,882
Deferred policy acquisition costs	32,795	26,279
Prepaid pension cost	3,053	2,709
Net bond discount accretion and premium amortization	3,678	3,161
Depreciation	2,844	632
Revaluation of investment basis (1)	5,734	—
Identifiable intangible assets (1)	5,328	—
Other	2,594	960
Gross deferred tax liability	$134,864	$102,071
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$42,273	$30,476
Unearned premium adjustment	19,771	13,842
Net operating loss carryforwards	8,055	4,004
Underfunded benefit plan obligation	22,503	13,823
Postretirement benefits other than pensions	8,599	7,597
Investment impairments	8,124	8,824
Contingent ceding commission accrual (1)	6,672	—
Salvage and subrogation	1,526	1,748
Compensation expense related to stock options	3,392	2,750
Other	3,781	3,197
Gross deferred tax asset	$124,696	$86,261
Valuation allowance	(3,456)	(4,004)
Deferred tax asset	$121,240	$82,257
Net deferred tax liability	$13,624	$19,814
(1) Related to our acquisition of Mercer Insurance Group
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations, we have recorded a valuation allowance against the NOLs that totaled $3,456,000 at December 31, 2011. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset.  The valuation allowance was reduced by $548,000 in 2011 due to the expiration of $1,643,000 in  NOLs. No portion of the NOLs will expire in 2012.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service

United Fire Group, Inc. Form 10-K | 2011

requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $7,000,000 to the pension plan in 2012.
We also offer a health and dental benefit plan (the “postretirement benefit plan") to all of our eligible employees and retirees that consists of two programs: (1) the self-funded retiree health and dental benefit plan and (2) the self-funded employee health and dental benefit plan. The postretirement benefit plan provides health and dental benefits to our employees and retirees (and covered dependents) who have met the service and participation requirements stipulated by the postretirement benefit plan. The third party administrators for the postretirement benefit plan are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the postretirement benefit plan in the accompanying Consolidated Balance Sheets.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income, by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan’s benefit obligation.
The investments held by the pension plan at December 31, 2011, include the following asset categories:

•	Fixed maturity securities, which may include bonds and convertible securities.

•	Equity securities, which may include various types of stock, such as large-cap, mid-cap and small-cap stocks, international stocks and our common stock.

•	An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets.

•	A group annuity contract that is administered by United Life.

•	Cash and cash equivalents, which include money market funds.
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
As of December 31, 2011, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan’s investment return while minimizing risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager’s goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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

United Fire Group, Inc. Form 10-K | 2011

an external actuarial firm to verify that the expected long-term rate of return is reasonable.
The following is a summary of the pension plan’s actual and target asset allocations at December 31, 2011 and 2010, by asset category:

Pension Plan Assets					Target
(In Thousands)	2011	% of Total	2010	% of Total	Allocation
Fixed maturity securities
Corporate bonds	$4,000	6.1%	$3,686	5.9%	0 - 10%
Redeemable preferred stock	2,067	3.2	1,524	2.4	0 - 5%
U.S. government securities	—	—	—	—	0 - 10%
Equity securities
United Fire Group, Inc. common stock	4,078	6.3	4,510	7.2	0 - 10%
Unaffiliated common stock	34,085	52.2	35,018	55.8	50 - 70%
Arbitrage fund	5,239	8.0	4,073	6.5	0 - 10%
United Life annuity	7,803	12.0	9,376	15.0	10 - 20%
Cash and cash equivalents	7,995	12.2	4,543	7.2	10 - 25%
Total plan assets	$65,267	100.0%	$62,730	100.0%
The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, equity securities comprise the largest portion of our pension plan assets, as they yield the highest rate of return. The United Life annuity, which is the third largest asset category and was originally written by our life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the group annuity contract is determined annually.
The availability of assets held in cash and cash equivalents enables the pension plan to mitigate market risk that is associated with other types of investments and allows the pension plan to maintain liquidity both for the purpose of making future benefit payments to participants and their beneficiaries and for future investment opportunities.
The pension plan also had a significant investment in United Fire Group, Inc. common stock. We believe that even though market fluctuations impact the fair value of this investment, the target allocation is reasonable and the shares held have historically generated investment income, through dividend payments, for the pension plan. Dividends on shares of United Fire Group, Inc. common stock totaled $121,000 for 2011, 2010 and 2009, respectively.
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

United Fire Group, Inc. Form 10-K | 2011

United Fire Group, Inc. Common Stock
The investment in United Fire Group, Inc. common stock is stated at fair value based upon the closing sales price reported on a recognized securities exchange on the last business day of the year or, when no sales are reported, the bid price on that date. Our common stock is actively traded.
Arbitrage Fund
The fair value of the arbitrage fund is determined based on its net asset value, which is obtained from the custodian and determined monthly with issuances and redemptions of units of the fund made, based on the net asset value per unit as determined on the valuation date. We have not adjusted the net asset value provided by the custodian.
Fair Value Measurement
The following tables present the categorization of the pension plan’s assets measured at fair value on a recurring basis at December 31, 2011 and 2010:

(In Thousands)		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$4,000	$—	$4,000	$—
Redeemable preferred stock	2,067	2,067	—	—
Equity securities
United Fire Group, Inc. common stock	4,078	4,078	—	—
Unaffiliated common stock	34,085	34,085	—	—
Arbitrage fund	5,239	—	5,239
Money market funds	4,763	4,763	—	—
Total assets measured at fair value	$54,232	$44,993	$9,239	$—

(In Thousands)		Fair Value Measurements
Description	December 31, 2010	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$3,686	$—	$3,686	$—
Redeemable preferred stock	1,524	1,524	—	—
Equity securities
United Fire Group, Inc. common stock	4,510	4,510	—	—
Unaffiliated common stock	35,018	35,018	—	—
Arbitrage fund	4,073	—	4,073
Money market funds	2,354	2,354	—	—
Total assets measured at fair value	$51,165	$43,406	$7,759	$—
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

United Fire Group, Inc. Form 10-K | 2011

The fair value of the arbitrage fund is categorized as Level 2 since there are no restrictions as to the pension plan's ability to redeem its investment at the net asset value of the fund as of the reporting date.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. We annually establish the discount rate, which is an estimate of the interest rate at which these benefits could be effectively settled, that is used to determine the present value of the respective plan’s benefit obligations as of December 31. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the respective plan’s benefit obligations.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Postretirement Benefits
December 31	2011	2010	2011	2010
Discount rate	4.50%	5.50%	4.50%	5.50%
Rate of compensation increase	3.75	4.00	N/A	N/A
The low interest rate environment has resulted in a significant decline in the discount rates we use to value our respective plan's benefit obligations. As a result, the valuation of the benefit obligations has increased, which has reduced the funded status of those plans. A prolonged low interest rate environment could require a higher level of cash contributions to fund our pension plan.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Postretirement Benefits
January 1	2011	2010	2009	2011	2010	2009
Discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Expected long-term rate of return on plan assets	8.00	8.25	8.25	N/A	N/A	N/A
Rate of compensation increase	3.75	4.00	4.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31	2011	2010	2011	2010
Health care cost trend rates assumed for next year	10.00%	10.00%	5.25%	5.25%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	5.25%	5.25%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2017	2016	N/A	N/A

United Fire Group, Inc. Form 10-K | 2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease
Effect on the net periodic postretirement health care benefit cost	$807	$(631)
Effect on the accumulated postretirement benefit obligation	7,054	(5,632)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

(In Thousands)	Pension Benefits		Postretirement Benefits
Years Ended December 31	2011	2010	2011	2010
Reconciliation of benefit obligation (1)
Benefit obligation at beginning of year	$88,723	$76,410	$28,886	$23,096
Service cost	3,166	2,853	1,985	1,514
Interest cost	4,761	4,569	1,590	1,433
Actuarial loss	17,379	7,489	4,421	3,338
Benefit payments and adjustments	(2,689)	(2,598)	(548)	(495)
Benefit obligation at end of year	$111,340	$88,723	$36,334	$28,886
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$62,730	$54,822	$—	$—
Actual return on plan assets	(74)	7,145	—	—
Employer contributions	5,300	3,361	548	495
Benefit payments and adjustments	(2,689)	(2,598)	(548)	(495)
Fair value of plan assets at end of year	$65,267	$62,730	$—	$—
Funded status at end of year	$(46,073)	$(25,993)	$(36,334)	$(28,886)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $93,769,000 and $73,762,000 at December 31, 2011 and 2010, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income (“AOCI”), as reported in the accompanying Consolidated Balance Sheets:

(In Thousands)	Pension Benefits		Postretirement Benefits
Years Ended December 31	2011	2010	2011	2010
Amounts recognized in AOCI
Unrecognized prior service cost	$8	$18	$(6)	$(38)
Unrecognized actuarial loss	53,076	32,719	11,216	6,795
Total amounts recognized in AOCI	$53,084	$32,737	$11,210	$6,757
The unrecognized prior service cost is being amortized on a straight-line basis over an average period of approximately 10 years. We anticipate amortization of prior service costs and net actuarial losses for our pension plan in 2012 to be $8,000 and $4,450,000, respectively. We anticipate amortization of our prior service costs and net actuarial losses for our postretirement benefit plan in 2012 to be $(6,000) and $726,000, respectively.

United Fire Group, Inc. Form 10-K | 2011

Net Periodic Benefit Cost
The components of the net periodic benefit cost for our plans are as follows:

(In Thousands)	Pension benefits			Postretirement Benefits
Years Ended December 31	2011	2010	2009	2011	2010	2009
Net periodic benefit cost
Service cost	$3,166	$2,853	$2,747	$1,985	$1,514	$1,347
Interest cost	4,761	4,569	4,218	1,590	1,433	1,222
Expected return on plan assets	(5,288)	(4,526)	(4,003)	—	—	—
Amortization of prior service cost	10	11	74	(32)	(54)	(55)
Amortization of net loss	2,368	2,181	2,411	224	71	—
Net periodic benefit cost	$5,017	$5,088	$5,447	$3,767	$2,964	$2,514
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

(In Thousands)	2012	2013	2014	2015	2016	2017 - 2021
Pension benefits	$3,088	$3,262	$3,532	$3,769	$3,976	$23,864
Postretirement benefits
Excluding Modernization Act subsidy	837	938	1,052	1,192	1,343	9,884
Expected Modernization Act subsidy	(97)	(113)	(132)	(150)	(169)	(1,226)
Postretirement benefits	$740	$825	$920	$1,042	$1,174	$8,658
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2011, 2010 and 2009, was $1,092,000, $2,074,000 and $927,000, respectively.
We have an employee stock ownership plan (the “ESOP”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the ESOP upon completion of one year of service, meeting the hourly employment requirements and attaining 21 years of age. Contributions to the ESOP are made at our discretion. When made, these contributions are based upon a percentage of the total payroll and are allocated to participants on the basis of compensation. We can make contributions in stock or cash, which the trustee uses to acquire shares of our stock to allocate to participants’ accounts. As of December 31, 2011, 2010 and 2009, the ESOP owned 226,375, 234,107, and 241,741 shares of United Fire Group, Inc. common stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the ESOP of $175,000 in 2011, $100,000 in 2010, and $150,000 in 2009.

United Fire Group, Inc. Form 10-K | 2011

NOTE 9. STOCK OPTION PLANS
Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of our common stock to employees, with 653,511 authorized shares available for future issuance at December 31, 2011. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the 2008 Stock Plan are granted to buy shares of our common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the 2008 Stock Plan are granted at the market value of our stock on the date of the grant. Restricted stock awards fully vest after 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time common stock will be issued to the awardee. All awards are generally granted free of charge to eligible employees as designated by the Board of Directors.
The activity in the 2008 Stock Plan is displayed in the following table:

	Year-Ended	Inception
Authorized Shares Available for Future Award Grants	December 31, 2011	to Date
Beginning balance	833,495	1,900,000
Number of awards granted	(206,459)	(1,345,689)
Number of awards forfeited or expired	26,475	99,200
Ending balance	653,511	653,511
Number of option awards exercised	10,725	178,017
Number of unrestricted stock awards vested	730	2,485
Number of restricted stock awards vested	—	—
Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes us to grant restricted and unrestricted stock and non-qualified stock options to purchase shares of our common stock to non-employee directors. At our annual stockholders’ meeting on May 18, 2011, our stockholders approved an amendment to the Director Plan to increase from 150,000 to 300,000 the number of shares that may be issued under the Director Plan and to extend the life of the Director Plan from December 31, 2014 to December 31, 2020. At December 31, 2011, we had 160,009 authorized shares available for future issuance.
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

United Fire Group, Inc. Form 10-K | 2011

The activity in the Director Plan is displayed in the following table:

	Year-Ended	Inception
Authorized Shares Available for Future Award Grants	December 31, 2011	to Date
Beginning balance	37,003	150,000
Additional authorization	150,000	150,000
Number of awards granted	(26,994)	(145,994)
Number of awards forfeited or expired	—	6,003
Ending balance	160,009	160,009
Number of awards exercised	—	—
Stock-Based Compensation Expense
For 2011, 2010 and 2009, we recognized stock-based compensation expense of $1,829,000, $1,787,000, and $2,084,000, respectively.
As of December 31, 2011, we had $3,784,000 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards for which the Board of Directors accelerates vesting, which will result in the recognition of any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2012	$1,432
2013	996
2014	765
2015	533
2016	58
Total	$3,784
Analysis of Award Activity
The analysis below details the award activity for 2011 and the awards outstanding at December 31, 2011, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Yrs)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2011	1,025,191	$29.30
Granted	204,984	20.52
Exercised	(11,925)	15.99
Forfeited or expired	(29,478)	27.10
Outstanding at December 31, 2011	1,188,772	$27.95	5.89	$555
Exercisable at December 31, 2011	710,003	$31.09	4.49	$268
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2011) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $35,000, $27,000 and $4,000 in 2011, 2010 and 2009, respectively.

United Fire Group, Inc. Form 10-K | 2011

At December 31, 2011, we had 50,206 restricted stock awards outstanding, of which 19,464, were granted in May 2008 at a fair market value of $33.43 per share and 30,742 were granted in February 2011 at a fair market value of $20.54, which resulted in compensation expense that is recognized over a five-year vesting period from the date of grant. In 2011, we recognized $245,000 in compensation expense related to these awards. In each of 2010 and 2009, we recognized $127,000 in compensation expense. At December 31, 2011, we had $662,000 in compensation expense that has yet to be recognized through our results of operations related to these awards. The intrinsic value of the unvested restricted stock awards outstanding totaled $1,013,000 and $434,000 at December 31, 2011 and 2010, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2011	2010	2009
Risk-free interest rate	2.99%	3.03%	2.72%
Expected volatility	55.47%	59.03%	54.88%
Expected option life (in years)	7	7	7
Expected dividends	$0.60	$0.60	$0.60
Weighted-average grant-date fair value of options granted during the year	$8.99	$9.00	$7.52

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$15.01 - 21.00	401,959	7.72	$18.97	91,775	$17.26
21.01 - 28.00	149,647	5.04	22.64	94,450	22.76
28.01 - 35.00	328,166	5.15	33.01	250,878	32.80
35.01 - 41.00	309,000	4.71	36.85	272,900	37.07
$15.01 - 41.00	1,188,772	5.89	$27.95	710,003	$31.09

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
Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 89.6 percent of our property and casualty insurance premiums earned for 2011. Our personal lines represented 10.4 percent of our property and casualty insurance premiums earned for 2011.
Products
Our primary commercial policies are tailored business packages that include the following coverages: fire and allied

United Fire Group, Inc. Form 10-K | 2011

lines, other liability, automobile, workers’ compensation and surety. Our personal lines consist primarily of automobile and fire and allied lines coverage, including homeowners.
Pricing
Pricing levels for our property and casualty insurance products are influenced by many factors, including an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. We have a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share. Our insurance subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. Our ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.
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
Life insurance in force, before ceded reinsurance, totaled $4,916,875,000 and $4,804,167,000 as of December 31, 2011 and 2010, respectively. Traditional life insurance products represented 65.5 percent and 64.1 percent of our insurance in-force at December 31, 2011 and 2010, respectively. Universal life insurance represented 31.8 percent and 33.2 percent of insurance in force at December 31, 2011 and 2010, respectively.
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

United Fire Group, Inc. Form 10-K | 2011

Premiums Earned by Segment
The following table sets forth our net premiums earned by segment before intersegment eliminations:

(In Thousands)
Years Ended December 31	2011	2010	2009
Property and Casualty Insurance Segment
Net premiums earned
Fire and allied lines	$153,839	$123,341	$124,582
Other liability	159,977	113,555	119,587
Automobile	133,974	107,776	111,001
Workers’ compensation	54,404	45,174	51,992
Fidelity and surety	16,665	19,113	21,354
Reinsurance assumed	13,261	10,163	5,942
Other	1,651	1,251	1,219
Total net premiums earned	$533,771	$420,373	$435,677
Life Insurance Segment
Net premiums earned
Ordinary life (excluding Universal life)	$30,374	$28,463	$23,842
Universal life policy fees	10,995	10,774	10,554
Accident and health	1,472	1,538	1,634
Immediate annuities with life contingencies	10,276	8,354	6,755
Credit life	46	76	140
Group life	216	210	206
Total net premiums earned	$53,379	$49,415	$43,131
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation expense and property and equipment acquisitions for 2011, 2010 and 2009, are reported in the property and casualty insurance segment.

United Fire Group, Inc. Form 10-K | 2011

(In Thousands)
Years Ended December 31	2011	2010	2009
Property and Casualty Insurance Segment
Revenues
Net premiums earned	$533,771	$420,373	$435,677
Investment income, net of investment expenses	35,690	34,968	31,715
Realized investment gains (losses)	3,066	3,402	(6,815)
Other income	1,592	147	194
Total reportable segment	$574,119	$458,890	$460,771
Intersegment eliminations	(162)	10	(173)
Total revenues	$573,957	$458,900	$460,598
Net income (loss) before income taxes
Revenues	$574,119	$458,890	$460,771
Benefits, losses and expenses	598,684	420,374	500,855
Total reportable segment	$(24,565)	$38,516	$(40,084)
Intersegment eliminations	335	324	137
Income (loss) before income taxes	$(24,230)	$38,840	$(39,947)
Income tax expense (benefit)	(16,591)	4,114	(22,270)
Net income (loss)	$(7,639)	$34,726	$(17,677)
Assets
Total reportable segment	$2,117,352	$1,591,392	$1,561,474
Intersegment eliminations	(252,205)	(245,419)	(237,165)
Total assets	$1,865,147	$1,345,973	$1,324,309
Life Insurance Segment
Revenues
Net premiums earned	$53,379	$49,415	$43,131
Investment income, net of investment expenses	73,977	76,898	74,533
Realized investment gains (losses)	3,647	4,896	(6,364)
Other income	699	1,278	605
Total reportable segment	$131,702	$132,487	$111,905
Intersegment eliminations	(651)	(315)	(310)
Total revenues	$131,051	$132,172	$111,595
Net income before income taxes
Revenues	$131,702	$132,487	$111,905
Benefits, losses and expenses	119,712	112,810	100,528
Total reportable segment	$11,990	$19,677	$11,377
Intersegment eliminations	(475)	(134)	(136)
Income before income taxes	$11,515	$19,543	$11,241
Income tax expense	3,865	6,756	4,005
Net income	$7,650	$12,787	$7,236
Assets	$1,753,777	$1,661,466	$1,578,235
Consolidated Totals
Total consolidated revenues	$705,008	$591,072	$572,193
Total consolidated net income (loss)	$11	$47,513	$(10,441)
Total consolidated assets	$3,618,924	$3,007,439	$2,902,544

United Fire Group, Inc. Form 10-K | 2011

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2011
Total revenues	$144,076	$181,804	$187,574	$191,554	$705,008
Income (loss) before income taxes	6,939	(30,996)	(10,474)	21,816	(12,715)
Net income (loss)	$5,810	$(17,914)	$(4,776)	$16,891	$11
Basic earnings per share (1)	$0.22	$(0.69)	$(0.19)	$0.66	$—
Diluted earnings per share (1)	0.22	(0.69)	(0.19)	0.66	—
Year Ended December 31, 2010
Total revenues	$145,125	$148,014	$147,904	$150,029	$591,072
Income before income taxes	23,842	18,340	1,492	14,709	58,383
Net income	$19,113	$13,931	$2,923	$11,546	$47,513
Basic earnings per share (1)	$0.72	$0.53	$0.11	$0.44	$1.81
Diluted earnings per share (1)	0.72	0.53	0.11	0.44	1.80

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

NOTE 12. EARNINGS PER COMMON SHARE
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
The components of basic and diluted earnings (loss) per share were as follows:

Years ended December 31	2011		2010		2009
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$11	$11	$47,513	$47,513	$(10,441)	$(10,441)
Weighted-average common shares outstanding	25,879	25,879	26,318	26,318	26,590	26,590
Add dilutive effect of restricted stock awards	—	50	—	19	—	—
Add dilutive effect of stock options	—	30	—	1	—	—
Weighted-average common shares for EPS calculation	25,879	25,959	26,318	26,338	26,590	26,590
Earnings (loss) per share	$—	$—	$1.81	$1.80	$(0.39)	$(0.39)
Awards excluded from diluted EPS calculation (1)	—	989	—	806	—	932
(1) Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

United Fire Group, Inc. Form 10-K | 2011

NOTE 13. COMPREHENSIVE INCOME
Comprehensive income includes changes in stockholders’ equity during a period except those resulting from investments by and dividends to stockholders.
The following table sets forth the components of our comprehensive income and the related tax effects for 2011, 2010 and 2009:

	Years Ended December 31
(In Thousands)	2011	2010	2009
Net income (loss)	$11	$47,513	$(10,441)

Other comprehensive income
Change in net unrealized appreciation on investments	$39,866	$39,577	$74,624
Adjustment for net realized (gains) losses included in income	(6,440)	(8,489)	13,179
Change in unrecognized employee benefit costs	(27,528)	(8,097)	(2,661)
Adjustment for costs included in employee benefit expense	2,570	2,209	2,430
Other comprehensive income, before tax	$8,468	$25,200	$87,572
Income tax effect	(2,860)	(8,869)	(30,774)
Other comprehensive income, after tax	$5,608	$16,331	$56,798

Comprehensive income	$5,619	$63,844	$46,357

NOTE 14. LEASE COMMITMENTS
At December 31, 2011, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $5,232,000, $4,506,000 and $4,209,000 for 2011, 2010 and 2009, respectively. Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expires in December 2014. The annual lease payments for this office space total approximately $2,100,000.
At December 31, 2011, our future minimum rental payments are as follows:

(In Thousands)
2012	$6,024
2013	5,682
2014	4,314
2015	1,720
2016	1,341
Thereafter	887
Total	$19,968

United Fire Group, Inc. Form 10-K | 2011

NOTE 15. CONTINGENT LIABILITIES
Legal Proceedings

We are named as a defendant in various lawsuits relating to disputes arising from damages that occurred as a result of Hurricane Katrina in 2005. These lawsuits involve, among other claims: disputes as to the amount of reimbursable claims; the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of use and business interruption; breach of the duty of good faith or violations of Louisiana insurance claims-handling laws or regulations (which cases involve claims for statutory damages and, in some cases, punitive or exemplary damages); the applicability of Louisiana's so-called “Valued Policy Law,” pursuant to which insurers must pay the total insured value of a structure that is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril; and the scope or enforceability of the water damage exclusion in the policies. We have established our loss and loss settlement expense reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered. We believe that, in the aggregate, these reserves are adequate.

We intend to continue to defend the cases related to losses incurred as a consequence of Hurricane Katrina. There are approximately 49 individual policyholder cases pending as of December 31, 2011. Our evaluation of these claims and the adequacy of recorded reserves may change if we encounter adverse developments in the further defense of these claims. For the years ended December 31, 2011, 2010, and 2009, we incurred $6,528,000,$8,576,000, and $37,976,000, respectively, of loss and loss settlement expenses from Hurricane Katrina claims and related litigation.

We consider all of our other litigation pending as of December 31, 2011, to be ordinary, routine, and incidental to our business.

United Fire Group, Inc. Form 10-K | 2011

NOTE 16. BUSINESS COMBINATIONS

The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed at the acquisition date has been allocated to goodwill and intangible assets of our property and casualty insurance segment. The following is a summary of the fair value of the tangible and intangible assets acquired and liabilities assumed of Mercer Insurance Group at the date of acquisition:

(In Thousands)	March 28, 2011

Assets
Available-for-sale fixed maturity securities	$401,548
Equity securities	10,266
Short-term investments	400
Cash and cash equivalents	18,855
Accrued investment income	3,741
Premiums receivable	35,822
Value of business acquired	27,436
Property and equipment	14,985
Reinsurance receivables and recoverables	58,193
Prepaid reinsurance premiums	6,289
Income taxes receivable	2,657
Deferred income taxes	2,837
Goodwill and intangible assets	32,293
Other assets	11,353
Total assets	$626,675

Liabilities
Reserves for losses, claims and loss settlement expenses	$310,647
Unearned premiums	72,249
Accrued expenses and other liabilities	33,690
Debt	3,000
Trust preferred securities	15,614
Total liabilities	$435,200
Total net assets acquired	$191,475
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
The fair value of reserves for losses, claims and loss settlement expenses related to incurred claims and reinsurance receivables and recoverables is determined using a valuation model that is based on actuarial estimates of future cash flows for the underwriting liabilities. These future cash flows are adjusted for the time value of money using duration-matched risk-free interest rates that approximate current U.S. Treasury bill rates and a risk margin to compensate the acquirer for the risk associated with these liabilities.
The value of business acquired (“VOBA”) at the acquisition date is an intangible asset relating to the difference between the unearned premium reserves acquired in the transaction and the estimated fair value of the unexpired insurance policies, which consists of two components: (1) a provision for loss and loss settlement expenses that will be incurred as the premium is earned and (2) a provision for policy maintenance costs related to servicing those policies until they expire. Loss and loss settlement expenses are valued in a manner identical to that used for loss reserve valuation. Policy maintenance costs are valued based on estimates of future cash flows that are discounted to present value using duration-matched risk-free interest rates. VOBA is reported as a component of deferred policy acquisition costs in the accompanying Consolidated Balance Sheets and is amortized over a twelve-month period

United Fire Group, Inc. Form 10-K | 2011

from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in-force business. The amortization pattern for the VOBA asset will be greater in the initial months subsequent to the acquisition date in correlation to the remaining term of the policies that were underwritten by Mercer Insurance Group. We recorded amortization expense of $25,763,000 in 2011. The VOBA asset was $1,673,000 at December 31, 2011, which will be fully amortized in the first quarter of 2012.
The fair value of property and equipment related to land and buildings approximates the appraised value of the respective assets at the acquisition date.
The fair value of the intangible asset for agency relationships was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management using market participant assumptions. Fair value has been estimated as the present value of the benefits anticipated from our continued relationship with these agencies that are in excess of the return required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits is based on a risk-adjusted rate that takes into consideration market-based rates of return and is representative of the relative risk of the acquired asset.
The fair value of the intangible asset for software was established using the replacement cost method, which estimates the cost to recreate the utility of the subject asset in consideration of the technological and functional obsolescence of the acquired software.
The fair value of the intangible asset for trade names was established using the relief from royalty method, which treats the trade name as being licensed in an arm’s length transaction to a third party. A review was performed of comparable arm’s length royalty or license agreements involving assets that reflect similar risk and return investment characteristics with the subject trade name. The royalty rate selected is then multiplied by the net revenue expected to be generated by the trade names over the course of the assumed life of the trade names. The product of the royalty rate and the revenue provides an estimate of the royalty income that could be generated hypothetically by licensing the subject trade name.
The fair value of the intangible asset for licenses was estimated by assigning values to state insurance licenses to determine the value of the company if it were sold as a “shell company” (i.e., no policies in force but with the license to write business in certain states). Value is derived from the states having limited the number of insurers licensed or from the significant expense of obtaining a new license from the state.
The fair value of all other tangible assets and liabilities approximates their carrying values at the acquisition date due to their short-term duration.
The following is a summary of our unaudited pro forma historical results as if Mercer Insurance Group had been acquired on January 1, 2010:

(In Thousands)	Year Ended December 31,
	2011	2010
Revenue	$741,833	$744,630
Net income (1)	8,139	62,249
Basic earnings per share	0.31	2.37
Diluted earnings per share	0.31	2.36
(1) The year ended December 31, 2011, excludes transaction related expenses incurred that reduced net income by $11.9 million.
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at January 1, 2010, and they are not necessarily indicative of future operating results. Annualized revenues of Mercer Insurance Group were $145,868,000 for 2011. Total revenues and net loss recorded in the accompanying Consolidated Statements of Income related to Mercer Insurance Group was $109,043,000 and $14,650,000 for the year ended December 31, 2011, respectively.

United Fire Group, Inc. Form 10-K | 2011

NOTE 17. DEBT
In the fourth quarter of 2011, United Fire & Casualty Company entered into a credit agreement with a syndicate of financial institutions as lenders party thereto, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100,000,000 unsecured revolving credit facility that includes a $20,000,000 letter of credit subfacility and a swing line subfacility in the amount of up to $5,000,000.
During the term of this credit facility, we have the right to increase the total facility from $100,000,000 up to $125,000,000, provided that no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either the London Interbank Offered Rate (“LIBOR”) or a base rate plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly. The credit facility replaced a $50,000,000 revolving credit facility with Bankers Trust Company, which was repaid and terminated in connection with entering into the new credit agreement.
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders equity. The credit agreement contains terms that allowed the agreement to continue after the formation of the holding company, United Fire Group, Inc., which was completed on February 1, 2012.
We were in compliance with all covenants for the credit agreement as of December 31, 2011.

NOTE 18. TRUST PREFERRED SECURITIES
In connection with our acquisition of Mercer Insurance Group, we acquired three statutory business trusts formed by Mercer Insurance Group to issue floating rate capital securities (“Trust Preferred Securities”) and to invest the proceeds in junior subordinated debentures of Mercer Insurance Group. Mercer Insurance Group holds $488,000 of equity securities to capitalize the Trusts. The three trusts issued a total of $15,500,000 Trust Preferred Securities to the public. The following Trust Preferred Securities were outstanding as of December 31, 2011:

(In Thousands)	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust I	12/4/2002	$5,032	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,017	LIBOR + 4.10%	5/15/2033
Financial Pacific Trust III	9/30/2003	7,577	LIBOR + 4.05%	9/30/2033
Total Trust Preferred Securities		$15,626
Financial Pacific Statutory Trust I (“Trust I”) is a Connecticut statutory business trust. Trust I issued 5,000,000 shares of the Trust Preferred Securities at a price of $1 per share for $5,000,000 and purchased $5,155,000 in junior subordinated debentures from Mercer Insurance Group that mature on December 4, 2032. The annual effective rate of interest at December 31, 2011 is 4.527 percent.
Financial Pacific Statutory Trust II (“Trust II”) is a Connecticut statutory business trust. Trust II issued 3,000,000 shares of the Trust Preferred Securities at a price of $1 per share for $3,000,000 and purchased $3,093,000 in junior subordinated debentures from Mercer Insurance Group that mature on May 15, 2033. The annual effective rate of interest at December 31, 2011 is 4.557 percent.

United Fire Group, Inc. Form 10-K | 2011

Financial Pacific Trust III (“Trust III”) is a Delaware statutory business trust. Trust III issued 7,500,000 shares of the Trust Preferred Securities at a price of $1 per share for $7,500,000 and purchased $7,740,000 in junior subordinated debentures from Mercer Insurance Group that mature on September 30, 2033. The annual effective rate of interest at December 31, 2011 is 4.419 percent.
We have the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. Total interest expense for the year ended December 31, 2011 was $1,055,000.
The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. We have the right to redeem the junior subordinated debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III. Mercer Insurance Group has not exercised these rights as of December 31, 2011.
Trust II was redeemed along with the corresponding junior subordinated debentures on February 15, 2012 for $3,129,000 and Trust I was redeemed along with the corresponding junior subordinated debentures on March 5, 2012 for $5,214,000.

United Fire Group, Inc. Form 10-K | 2011

NOTE 19. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091,000 at December 31, 2011.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
(In Thousands)	2011	2010
Agency relationships	$10,338	$1,680
Accumulated amortization - agency relationships	(1,743)	(1,250)
	$8,595	$430
		—
Software	$3,260	$—
Accumulated amortization - software	(1,223)	—
	$2,037	$—

Trade names	$1,978	$—
Accumulated amortization - trade names	(99)	—
	$1,879	$—

Favorable contract	$286	$—
Accumulated amortization - favorable contract	(107)	—
	$179	$—

State insurance licenses (1)	$3,020	$—

Net intangible assets	$15,710	$430
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.
The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

In Thousands
2012	$2,542
2013	1,212
2014	769
2015	769
2016	769

United Fire Group, Inc. Form 10-K | 2011

Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Stockholders
United Fire Group, Inc.
We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (United Fire) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of United Fire’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 15, 2012, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 15, 2012

United Fire Group, Inc. Form 10-K | 2011

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of United Fire Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. United Fire Group, Inc.’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its Consolidated Financial Statements for external purposes in accordance with GAAP.
As of December 31, 2011, United Fire Group, Inc.’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, United Fire Group, Inc.’s management determined that effective internal control over financial reporting is maintained as of December 31, 2011, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2011. Their report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.’s internal control over financial reporting as of December 31, 2011, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Dated: March 15, 2012

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

United Fire Group, Inc. Form 10-K | 2011

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
United Fire Group, Inc.

We have audited United Fire Group, Inc.’s (United Fire) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Fire’s internal control over financial reporting based on our audit.
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
In our opinion, United Fire Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 15, 2012

United Fire Group, Inc. Form 10-K | 2011

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES
The following table sets forth information as of December 31, 2011, concerning the following executive officers and other significant employees:

Name	Age	Position
Randy A. Ramlo (1)	50	President and Chief Executive Officer
Michael T. Wilkins (1)	48	Executive Vice President, Corporate Administration
Dianne M. Lyons (1)	48	Vice President and Chief Financial Officer
Brian S. Berta	47	Vice President, Great Lakes regional office
David E. Conner (1)	53	Vice President and Chief Claims Officer
Raymond E. Dudonis	55	Vice President, East Coast regional office
Barrie W. Ernst (1)	57	Vice President and Chief Investment Officer
Kevin W. Helbing	46	Controller
David L. Hellen	59	Vice President, Denver regional office
Joseph B. Johnson	59	Vice President, Gulf Coast regional office
David A. Lange	54	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	50	Treasurer
Scott A. Minkel	49	Vice President, Information Services
Douglas L. Penn	62	Vice President, Midwest regional office
Dennis J. Richmann	47	Vice President, Fidelity and Surety
Neal R. Scharmer (1)	55	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley (1)	51	Vice President and Chief Operating Officer, United Life Insurance Company
Allen R. Sorensen	53	Vice President, Corporate Underwriting
Colleen R. Sova	56	Vice President, e-Solutions
Timothy G. Spain	59	Vice President, Human Resources
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
Michael T. Wilkins became our Executive Vice President, Corporate Administration, in May 2007. He was our

United Fire Group, Inc. Form 10-K | 2011

Senior Vice President, Corporate Administration, from May 2004 until May 2007, our Vice President, Corporate Administration, from August 2002 until May 2004 and the resident Vice President in our Lincoln regional office from 1998 until 2002. Prior to 1998, Mr. Wilkins held various other positions within the Company since joining us in 1985.
Dianne M. Lyons was appointed Chief Financial Officer in May 2006. She was appointed Vice President in May 2003 and served as our Controller from 1999 until May 2006. Ms. Lyons has been employed by us in the accounting department since 1983.
Brian S. Berta is Vice President of our Great Lakes region, a position he has held since May 2006. Mr. Berta previously worked as an underwriting manager in our Great Lakes region and has been employed by us since 1993.
David E. Conner has served as our Vice President and Chief Claims Officer since January 2005. Mr. Conner has served in various capacities within the claims department, including claims manager and Assistant Vice President, since joining us in 1998.
Raymond E. Dudonis was appointed Vice President of our East Coast regional office, effective August 18, 2011. Mr. Dudonis had been a member of the Mercer Insurance Group's management team since December of 2006, serving as an Assistant Vice President of Underwriting in its Pennington, New Jersey office at the time of the acquisition in March of 2011. Mr. Dudonis has over 30 years of experience in the insurance industry.
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
Janice A. Martin was named Treasurer in May 2008. Ms. Martin has served in various capacities since joining us in 1988, including as a tax accountant and as tax manager since January 2006.
Scott A. Minkel is our Vice President, Information Services, a position he has held since May 2007. Mr. Minkel previously served in various capacities within the information services department since joining us in 1984, including as Assistant Vice President, Director of Information Services and programming manager.
Douglas L. Penn is Vice President of our Midwest regional office, a position he has held since May 2007. Since joining us in 1974, Mr. Penn has served in a variety of capacities, including as an underwriting manager, marketing representative and commercial underwriter.
Dennis J. Richmann was named our Vice President, Fidelity and Surety, in May 2006. He has been employed by us in various capacities since joining us in August 1988, most recently as surety bond underwriting manager.
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in

United Fire Group, Inc. Form 10-K | 2011

May 2006. He joined us in 1995.
Michael J. Sheeley was appointed Vice President and Chief Operating Officer of our life insurance subsidiary, United Life Insurance Company, on March 8, 2011. Prior to assuming leadership of United Life Insurance Company, Mr. Sheeley served us as personal lines underwriting manager from 1991 to 2011. He also served us in various capacities including commercial underwriting and claims since joining us in 1985.
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
Timothy G. Spain became our Vice President, Human Resources, in July 2006. Mr. Spain began his employment with us in December 1994 as our training director.
The information required by this Item regarding our directors and corporate governance matters is included under the captions “Board of Directors,” subheading “Corporate Governance” and “Proposal 1-Election of Directors,” in our 2012 Proxy Statement, and is incorporated herein by reference. The information required by this Item regarding our Code of Ethics is included under the caption “Board of Directors,” subheading “Corporate Governance,” subpart “Code of Ethics” in our 2012 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the captions “Executive Compensation” and “Report of the Compensation Committee” in our 2012 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption “Board of Directors,” subheading “Compensation Committee,” subpart “Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the caption “Transactions with Related Persons” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is included under the caption “Proposal Two - Ratification of the Appointment of Independent Registered Public Accounting Firm,” subheading “Information About Our Independent Registered Public Accounting Firm” in our 2012 Proxy Statement and is incorporated herein by reference.

United Fire Group, Inc. Form 10-K | 2011

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2011 and 2010	92
Consolidated Statements of Income for the three years ended December 31, 2011	93
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011	94
Consolidated Statements of Cash Flows for the three years ended December 31, 2011	95
Notes to Consolidated Financial Statements	96

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	157
Schedule III: Supplementary Insurance Information	158
Schedule IV: Reinsurance	159
Schedule V: Valuation and Qualifying Accounts	160
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	161
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

United Fire Group, Inc. Form 10-K | 2011

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2011	(In Thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$252,369	$258,858	$258,831
States, municipalities and political subdivisions	690,778	751,837	751,846
Foreign governments	209,773	217,721	217,721
Public utilities	254,822	270,071	270,071
All other corporate bonds	1,169,018	1,212,892	1,212,892
Redeemable preferred stock	3,598	3,484	3,484
Total fixed maturities	$2,580,358	$2,714,863	$2,714,845
Equity securities
Common stocks
Public utilities	$7,231	$14,735	$14,735
Banks, trusts and insurance companies	15,199	54,976	54,976
Industrial, miscellaneous and all other	42,495	86,450	86,450
Nonredeemable preferred stocks	3,634	3,290	3,290
Total equity securities	$68,559	$159,451	$159,451
Mortgage loans on real estate	$4,829	$5,219	$4,829
Policy loans	7,209	7,209	7,209
Other long-term investments	20,574	20,574	20,574
Short-term investments	1,100	1,100	1,100
Total investments	$2,682,629	$2,908,416	$2,908,008

United Fire Group, Inc. Form 10-K | 2011

Schedule III. Supplementary Insurance Information

(In Thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs (4)	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2011
Property and casualty	$60,668	$945,051	$288,868	$533,771	$35,513	$407,831	$143,952	$46,404	$—	$551,923
Life, accident and health (1)	45,986	1,476,281	123	53,012	73,981	55,125	9,224	12,353	42,834	—
Total	$106,654	$2,421,332	$288,991	$586,783	$109,494	$462,956	$153,176	$58,757	$42,834	$551,923
Year Ended December 31, 2010
Property and casualty (3)	$44,681	$603,090	$200,151	$420,373	$34,787	$289,437	$100,310	$30,329	$—	$414,908
Life, accident and health (1)	42,843	1,389,331	190	49,100	76,898	47,588	10,735	11,318	42,988	—
Total	$87,524	$1,992,421	$200,341	$469,473	$111,685	$337,025	$111,045	$41,647	$42,988	$414,908
Year Ended December 31, 2009
Property and casualty (3)	$45,562	$606,045	$205,703	$435,677	$31,542	$365,721	$105,606	$30,553	$—	$424,827
Life, accident and health (1)	46,943	1,321,600	307	42,821	74,533	40,670	9,287	8,745	41,652	—
Total	$92,505	$1,927,645	$206,010	$478,498	$106,075	$406,391	$114,893	$39,298	$41,652	$424,827

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies. Please refer to the Measurement of Results section of Part II, Item 7, for further explanation of this measure.

(3)	Disaster charges and other related expenses incurred in 2010 and 2009 are not included in this table. Please refer to the Consolidated Statements of Income for this amount.

(4)	For 2011, this line includes amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group totaling $25,763,000.

United Fire Group, Inc. Form 10-K | 2011

Schedule IV. Reinsurance

(In Thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2011
Life insurance in force	$4,916,833	$974,556	$42	$3,942,319
Premiums earned
Property and casualty insurance	$564,506	$45,604	$14,869	$533,771	2.79%
Life, accident and health insurance	55,330	2,318	—	53,012	—%
Total	$619,836	$47,922	$14,869	$586,783	2.53%
Year Ended December 31, 2010
Life insurance in force	$4,804,095	$959,145	$72	$3,845,022
Premiums earned
Property and casualty insurance	$441,303	$32,598	$11,668	$420,373	2.78%
Life, accident and health insurance	51,222	2,123	1	49,100	—%
Total	$492,525	$34,721	$11,669	$469,473	2.49%
Year Ended December 31, 2009
Life insurance in force	$4,715,138	$910,775	$120	$3,804,483
Premiums earned
Property and casualty insurance	$464,698	$36,925	$7,904	$435,677	1.81%
Life, accident and health insurance	44,754	1,935	2	42,821	—%
Total	$509,452	$38,860	$7,906	$478,498	1.65%

United Fire Group, Inc. Form 10-K | 2011

Schedule V. Valuation And Qualifying Accounts

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2011	$1,001	$—	$176	$825
Year Ended December 31, 2010	688	313	—	1,001
Year Ended December 31, 2009	655	33	—	688

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2011	$4,004	$—	$548	$3,456
Year Ended December 31, 2010	5,647	—	1,643	4,004
Year Ended December 31, 2009	5,647	—	—	5,647

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

United Fire Group, Inc. Form 10-K | 2011

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In Thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2011	$60,668	$945,051	$288,868	$533,771	$3,081	$35,513	$468,926	$(61,095)	$143,952	$399,828	$551,923
2010	$44,681	$603,090	$200,151	$420,373	$3,593	$34,787	$335,315	$(45,878)	$100,310	$297,638	$414,908
2009	$45,562	$606,045	$205,703	$435,677	$(6,815)	$31,542	$339,507	$26,215	$105,606	$327,032	$424,827

(1)	For 2011, this line includes amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group totaling $25,763,000.

United Fire Group, Inc. Form 10-K | 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	3/15/2012

By:	/s/ Dianne M. Lyons
Dianne M. Lyons, Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	3/15/2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ Christopher R. Drahozal
	Jack B. Evans, Chairman and Director		Christopher R. Drahozal, Director

Date	3/15/2012	Date	3/15/2012

By	/s/ Thomas W. Hanley	By:	/s/ Douglas M. Hultquist

	Thomas W. Hanley, Director		Douglas M. Hultquist, Director

Date	3/15/2012	Date	3/15/2012

By	/s/ Casey D. Mahon	By	/s/ George D. Milligan

	Casey D. Mahon, Director		George D. Milligan, Director

Date	3/15/2012	Date	3/15/2012

By	/s/ James W. Noyce	By	/s/ Michael W. Phillips

	James W. Noyce, Director		Michael W. Phillips, Director

Date	3/15/2012	Date	3/15/2012

By	/s/ Mary K. Quass	By	/s/ John A. Rife

	Mary K. Quass, Director		John A. Rife, Vice Chairman and Director

Date	3/15/2012	Date	3/15/2012

By	/s/ Kyle D. Skogman	By	/s/ Frank S. Wilkinson Jr.

	Kyle D. Skogman, Director		Frank S. Wilkinson Jr., Director

Date	3/15/2012	Date	3/15/2012

United Fire Group, Inc. Form 10-K | 2011

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Merger among United Fire & Casualty Company, Red Oak Acquisition Corp.and Mercer Insurance Group, Inc.		8-K		2.1	12/1/2010
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Bylaws of United Fire Group, Inc.		S-4		Annex II	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		S-8		4.1	11/23/2005
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan (Amended February 24, 2012)	X
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	Form of Non-qualified Employee Stock Option Agreement under the 2008 Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Option Issued Pursuant to the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	2008 Stock Plan		8-K		99.1	5/22/2008
10.9	*	Form of Stock Award Agreement under 2008 Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under 2008 Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under 2008 Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13		Credit Agreement		8-K		10.1	12/23/2011
10.14	*	Form of Restricted Stock Agreement under 2005 Nonqualified Non-employee Director Stock Option Plan	X
10.15	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team	X
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
12		Statement Re Computation of Ratios	X
14		Code of Ethics		10-K	12/31/2006	3.4	3/1/2007
*Indicates a management contract or compensatory plan or arrangement.

United Fire Group, Inc. Form 10-K | 2011

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3	Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

X
*Indicates a management contract or compensatory plan or arrangement.