Form 10-Q
period 2012-03-31
UNITED FIRE GROUP INC
filed 2012-05-10
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

Commission File Number 001-34257
____________________________

UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)
____________________________

Iowa	45-2302834
(State of Incorporation)	(IRS Employer Identification No.)

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

As of May 7, 2012, 25,508,614 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2012

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Per Share Data and Number of Shares)	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $4,148 in 2012 and $4,161 in 2011)	$4,072	$4,143
Available-for-sale, at fair value (amortized cost $2,661,561 in 2012 and $2,562,786 in 2011)	2,791,622	2,697,248
Equity securities, at fair value (amortized cost $70,059 in 2012 and $68,559 in 2011)	176,057	159,451
Trading securities, at fair value (amortized cost $15,015 in 2012 and $13,429 in 2011)	15,230	13,454
Mortgage loans	4,781	4,829
Policy loans	7,168	7,209
Other long-term investments	22,154	20,574
Short-term investments	1,100	1,100
	$3,022,184	$2,908,008

Cash and cash equivalents	$74,000	$144,527
Accrued investment income	32,563	32,219
Premiums receivable (net of allowance for doubtful accounts of $700 in 2012 and $825 in 2011)	186,908	172,348
Deferred policy acquisition costs	105,231	106,654
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $36,040 in 2012 and $35,248 in 2011)	44,888	45,644
Reinsurance receivables and recoverables	150,520	128,574
Prepaid reinsurance premiums	3,541	6,191
Income taxes receivable	22,816	26,742
Goodwill and intangible assets	30,166	30,801
Other assets	14,525	17,216
TOTAL ASSETS	$3,687,342	$3,618,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$954,860	$945,051
Life insurance	1,493,772	1,476,281
Unearned premiums	304,219	288,991
Accrued expenses and other liabilities	143,288	138,210
Deferred income taxes	19,234	13,624
Debt	45,000	45,000
Trust preferred securities	7,579	15,626
TOTAL LIABILITIES	$2,967,952	$2,922,783
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,507,809 and 25,505,350 shares issued and outstanding in 2012 and 2011, respectively	$26	$25
Additional paid-in capital	213,492	213,045
Retained earnings	415,843	400,485
Accumulated other comprehensive income, net of tax	90,029	82,586
TOTAL STOCKHOLDERS’ EQUITY	$719,390	$696,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,687,342	$3,618,924
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data and Number of Shares)	2012	2011

Revenues
Net premiums earned	$161,503	$114,204
Investment income, net of investment expenses	29,146	27,063
Net realized investment gains	2,794	2,653
Other income	256	156
	$193,699	$144,076

Benefits, Losses and Expenses
Losses and loss settlement expenses	$91,484	$76,182
Future policy benefits	10,138	8,182
Amortization of deferred policy acquisition costs	34,551	26,046
Other underwriting expenses	21,994	16,057
Interest on policyholders’ accounts	10,656	10,670
	$168,823	$137,137

Income before income taxes	$24,876	$6,939
Federal income tax expense	5,692	1,129
Net income	$19,184	$5,810

Other comprehensive income
Change in net unrealized appreciation on investments	13,603	1,500
Adjustment for net realized gains included in income	(2,794)	(2,653)
Adjustment for costs included in employee benefit expense	643	554
	$11,452	$(599)
Income tax effect of components of other comprehensive income	(4,009)	209
	$7,443	$(390)
Comprehensive income	$26,627	$5,420

Weighted average common shares outstanding	25,505,962	26,195,552
Basic earnings per common share	0.75	0.22
Diluted earnings per common share	0.75	0.22
Cash dividends declared per common share	0.15	0.15
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Three Months Ended March 31, 2012

Common stock
Balance, beginning of year	$25
Shares repurchased	—
Shares issued for stock-based awards (97,000 shares)	1
Balance, end of period	$26

Additional paid-in capital
Balance, beginning of year	$213,045
Compensation expense and related tax benefit for stock-based award grants	405
Shares repurchased	—
Shares issued for stock-based awards	42
Balance, end of period	$213,492

Retained earnings
Balance, beginning of year	$400,485
Net income	19,184
Dividends on common stock ($0.15 per share)	(3,826)
Balance, end of period	$415,843

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$82,586
Change in net unrealized appreciation (1)	7,025
Change in underfunded status of employee benefit plans (2)	418
Balance, end of period	$90,029

Summary of changes
Balance, beginning of year	$696,141
Net income	19,184
All other changes in stockholders’ equity accounts	4,065
Balance, end of period	$719,390

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The recognition of the underfunded status of employee benefit plans is net of income taxes.
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$19,184	$5,810
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,520	1,705
Depreciation and amortization	2,285	706
Stock-based compensation expense	396	489
Net realized investment gains	(2,794)	(2,653)
Net cash flows from trading investments	(1,343)	(205)
Deferred income tax expense	5,011	117
Changes in:
Accrued investment income	(344)	400
Premiums receivable	(14,560)	(8,447)
Deferred policy acquisition costs	1,526	(1,719)
Reinsurance receivables	(23,199)	830
Prepaid reinsurance premiums	2,650	(135)
Income taxes receivable	3,926	1,018
Other assets	2,691	6,355
Future policy benefits and losses, claims and loss settlement expenses	20,596	7,146
Unearned premiums	15,228	9,090
Accrued expenses and other liabilities	5,721	11,507
Deferred income taxes	(3,409)	2
Other, net	(1,200)	(747)
Total adjustments	$16,701	$25,459
Net cash provided by operating activities	$35,885	$31,269
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,000	$4,847
Proceeds from call and maturity of held-to-maturity investments	75	486
Proceeds from call and maturity of available-for-sale investments	149,285	197,447
Proceeds from short-term and other investments	2,590	1,548
Purchase of available-for-sale investments	(252,345)	(154,923)
Purchase of short-term and other investments	(2,950)	(454)
Net purchases and sales of property and equipment	(893)	(100)
Acquisition of property and casualty company, net of cash acquired	—	(172,620)
Net cash used in investing activities	$(101,238)	$(123,769)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$40,390	$31,242
Withdrawals from investment and universal life contracts	(33,743)	(28,984)
Borrowings of short-term debt	—	79,900
Repayment of trust preferred securities	(8,047)	—
Payment of cash dividends	(3,826)	(3,929)
Issuance of common stock	43	—
Tax impact from issuance of common stock	9	(14)
Net cash (used in) provided by financing activities	$(5,174)	$78,215
Net Change in Cash and Cash Equivalents	$(70,527)	$(14,285)
Cash and Cash Equivalents at Beginning of Period	144,527	180,057
Cash and Cash Equivalents at End of Period	$74,000	$165,772
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire Group, Inc., and its consolidated subsidiaries and affiliates, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and as a life insurer in 35 states.
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
In the preparation of the accompanying unaudited Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure.
Certain prior year amounts have been reclassified to conform to the current year presentation.
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. The review report of Ernst & Young LLP as of and for the three-month period ended March 31, 2012, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month period ended March 31, 2012, we made payments for income taxes totaling $0.2 million, compared to no income tax payments for the same period of 2011. We received no tax refunds in either period. On April 6, 2012 we received a federal tax refund of $15.5 million. The refund resulted from the utilization of our 2009 net operating losses and net capital losses in the carryback period.
For the three-month period ended March 31, 2012, we made interest payments totaling $0.4 million, compared to no payments for interest for the same period of 2011. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs
The costs associated with underwriting new business – primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts – are deferred and amortized over the terms of the underlying policies. The table below shows the reconciliation of the components of our deferred policy acquisition costs asset, including the related amortization recognized for the three-month period ended March 31, 2012.

(In Thousands)	Property & Casualty	Life Insurance	Total
Deferred policy acquisition costs at December 31, 2011	$60,668	$45,986	$106,654
Amortization of value of business acquired	(1,674)	—	(1,674)
Current deferred costs	31,279	1,745	33,024
Current amortization	(30,739)	(2,138)	(32,877)
Ending unamortized deferred policy acquisition costs	$59,534	$45,593	$105,127
Change in "shadow" deferred policy acquisition costs	—	104	104
Recorded deferred policy acquisition costs at March 31, 2012	$59,534	$45,697	$105,231

In October 2010, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be incremental and directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.
Effective January 1, 2012, we adopted the updated accounting guidance and elected to do so on a prospective basis. As a result of the change, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recoverability assessment, which we refer to as a premium deficiency charge, and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $4.2 million of additional expense on a pretax basis, in the three-month period ended March 31, 2012 than we would have recognized had the rules remained the same. The impact of the adoption on the Consolidated Statements of Income and Comprehensive Income for the three-month period ended March 31, 2012 was an increase to other underwriting expenses of $6.5 million, a decrease to amortization of deferred policy acquisition recoverability of $2.3 million and a decrease to net income of $2.7 million. The decrease to net income represents $0.11 per share.

The impact of the new accounting rules on our results for the full year will be influenced by a number of factors including: the volume of premiums written; our assessment of successful acquisition efforts; the profitability of our lines of property and casualty business, which impacts the level of premium deficiency charge recorded; and the normal amortization pattern of these deferred policy acquisition costs, which is generally over one year. The greatest impact will be experienced in the most current quarter as the recorded deferred policy acquisitions costs would amortize to expense in succeeding quarters to offset a portion of the initial impact when assessed on an annual basis. Accordingly, the impact of the new accounting rules on our results reported for the three-month period ended March 31, 2012 should not be considered to be representative of the impact for the full year.

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
We reported a federal income tax expense of $5.7 million and $1.1 million for the three-month periods ended March 31, 2012 and 2011, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We have recognized no liability for unrecognized tax benefits at March 31, 2012 or December 31, 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2006. There is an ongoing examination of income tax returns by the State of Florida of the 2008 through 2010 tax years.
Recently Issued Accounting Standards
Adopted Accounting Standards

Comprehensive Income

In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. This new guidance is to be applied retrospectively. We adopted the new guidance in the first quarter of 2012 by electing to report comprehensive income in a single continuous statement as shown in the accompanying Consolidated Statements of Income and Comprehensive Income. The new guidance affects presentation only and therefore had no impact on our results of operations or financial position.
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. We adopted the updated guidance on a prospective basis effective January 1, 2012. The adoption did not have any impact on our financial position or results of operations. The additional disclosures required have been provided in "Note 3. Fair Value of Financial Instruments".
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2012 and December 31, 2011, is as follows:

March 31, 2012	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$3,729	$56	$—	$3,785
Mortgage-backed securities	305	19	—	324
Collateralized mortgage obligations	38	1	—	39
Total Held-to-Maturity Fixed Maturities	$4,072	$76	$—	$4,148
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,067	$1,173	$26	$43,214
U.S. government agency	78,383	358	604	78,137
States, municipalities and political subdivisions	699,745	56,614	658	755,701
Foreign bonds	225,686	9,857	306	235,237
Public utilities	250,079	14,592	559	264,112
Corporate bonds
Energy	188,677	7,053	253	195,477
Industrials	323,822	12,014	736	335,100
Consumer goods and services	195,916	8,605	286	204,235
Health care	112,081	6,514	—	118,595
Technology, media and telecommunications	118,364	5,460	371	123,453
Financial services	287,327	9,113	1,988	294,452
Mortgage-backed securities	31,869	1,080	5	32,944
Collateralized mortgage obligations	101,826	3,641	627	104,840
Asset-backed securities	5,341	453	55	5,739
Redeemable preferred stocks	378	8	—	386
Total Available-For-Sale Fixed Maturities	$2,661,561	$136,535	$6,474	$2,791,622
Equity securities
Common stocks
Public utilities	$7,231	$7,059	$141	$14,149
Energy	5,094	7,247	—	12,341
Industrials	13,030	20,582	102	33,510
Consumer goods and services	10,373	8,239	87	18,525
Health care	8,212	9,316	157	17,371
Technology, media and telecommunications	5,367	5,242	77	10,532
Financial services	17,118	49,146	175	66,089
Nonredeemable preferred stocks	3,634	118	212	3,540
Total Available-for-Sale Equity Securities	$70,059	$106,949	$951	$176,057
Total Available-for-Sale Securities	$2,731,620	$243,484	$7,425	$2,967,679

December 31, 2011	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$3,739	$52	$61	$3,730
Mortgage-backed securities	356	25	—	381
Collateralized mortgage obligations	48	2	—	50
Total Held-to-Maturity Fixed Maturities	$4,143	$79	$61	$4,161
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,530	$1,421	$—	$43,951
U.S. government agency	95,813	582	—	96,395
States, municipalities and political subdivisions	687,039	61,076	8	748,107
Foreign bonds	206,872	8,766	823	214,815
Public utilities	254,822	15,562	313	270,071
Corporate bonds
Energy	189,902	7,567	277	197,192
Industrials	285,696	10,631	650	295,677
Consumer goods and services	203,948	8,872	646	212,174
Health care	109,219	6,497	45	115,671
Technology, media and telecommunications	108,315	4,951	318	112,948
Financial services	258,526	9,075	2,300	265,301
Mortgage-backed securities	34,353	1,041	4	35,390
Collateralized mortgage obligations	79,545	3,490	184	82,851
Asset-backed securities	5,801	495	—	6,296
Redeemable preferred stocks	405	4	—	409
Total Available-For-Sale Fixed Maturities	$2,562,786	$140,030	$5,568	$2,697,248
Equity securities
Common stocks
Public utilities	$7,231	$7,602	$98	$14,735
Energy	5,094	7,116	—	12,210
Industrials	12,678	16,153	275	28,556
Consumer goods and services	10,750	7,982	168	18,564
Health care	8,212	8,008	232	15,988
Technology, media and telecommunications	5,368	4,796	146	10,018
Financial services	15,592	41,041	543	56,090
Nonredeemable preferred stocks	3,634	40	384	3,290
Total Available-for-Sale Equity Securities	$68,559	$92,738	$1,846	$159,451
Total Available-for-Sale Securities	$2,631,345	$232,768	$7,414	$2,856,699

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at March 31, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$396	$397	$263,128	$267,824	$1,891	$1,920
Due after one year through five years	3,333	3,388	1,045,934	1,103,107	6,708	6,649
Due after five years through 10 years	—	—	1,052,661	1,114,410	1,864	1,808
Due after 10 years	—	—	160,802	162,758	4,552	4,853
Asset-backed securities	—	—	5,341	5,739	—	—
Mortgage-backed securities	305	324	31,869	32,944	—	—
Collateralized mortgage obligations	38	39	101,826	104,840	—	—
	$4,072	$4,148	$2,661,561	$2,791,622	$15,015	$15,230
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) resulting from investment sales and calls is as follows:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Net realized investment gains (losses)
Fixed maturities	$1,531	$1,386
Equity securities	701	1,116
Trading securities	562	316
Other long-term investments	—	(165)
Total net realized investment gains	$2,794	$2,653
The proceeds and gross realized gains and losses on the sale of available-for-sale securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Proceeds from sales	$3,000	$4,847
Gross realized gains	470	90
Gross realized losses	25	516
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2012 and 2011.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $15.2 million and $13.5 million at March 31, 2012 and December 31, 2011, respectively.

Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership funds, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $8.7 million at March 31, 2012.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation (depreciation) during the reporting period is as follows:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$10,705	$(5,083)
Deferred policy acquisition costs	104	3,930
Income tax effect	(3,784)	403
Total change in net unrealized investment appreciation, net of tax	$7,025	$(750)
In the above table, the amount reported as changes in deferred policy acquisition costs for our life insurance segment represents the impact of fluctuations that occur in the interest rate environment from time to time.
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment ("OTTI") charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2012, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
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
We have evaluated the unrealized losses reported for all of our equity securities at March 31, 2012, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at March 31, 2012. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2012 was $0.1 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(In Thousands)
March 31, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	5	$3,961	$26	—	$—	$—	$3,961	$26
U.S. government agency	19	52,880	604	—	—	—	52,880	604
States, municipalities and political subdivisions	37	19,242	658	—	—	—	19,242	658
Foreign bonds	12	23,193	285	1	836	21	24,029	306
Public utilities	15	27,734	498	1	1,159	61	28,893	559
Corporate bonds
Energy	9	24,102	253	—	—	—	24,102	253
Industrials	16	35,852	633	1	2,897	103	38,749	736
Consumer goods and services	10	15,223	267	1	1,397	19	16,620	286
Technology, media and telecommunications	7	21,860	371	—	—	—	21,860	371
Financial services	16	42,725	571	22	22,202	1,417	64,927	1,988
Mortgage-backed securities	6	636	5	—	—	—	636	5
Collateralized mortgage obligations	18	32,649	627	—	—	—	32,649	627
Asset-backed securities	1	193	55	—	—	—	193	55
Total Available-For-Sale Fixed Maturities	171	$300,250	$4,853	26	$28,491	$1,621	$328,741	$6,474
Equity securities
Common stocks
Public utilities	3	$167	$141	—	$—	$—	$167	$141
Industrials	6	497	42	6	487	60	984	102
Consumer goods and services	11	687	83	1	—	4	687	87
Health care	2	488	36	4	473	121	961	157
Technology, media and telecommunications	9	596	66	1	8	11	604	77
Financial services	2	120	17	5	940	158	1,060	175
Nonredeemable preferred stocks	2	144	1	2	1,021	211	1,165	212
Total Available-for-Sale Equity Securities	35	$2,699	$386	19	$2,929	$565	$5,628	$951
Total Available-for-Sale Securities	206	$302,949	$5,239	45	$31,420	2,186	$334,369	$7,425

(In Thousands)
December 31, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	—	$—	$—	1	$473	$61	$473	$61
Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$473	$61	$473	$61
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
States, municipalities and political subdivisions	6	3,555	6	1	619	2	4,174	8
Foreign bonds	13	18,001	488	6	14,123	335	32,124	823
Public utilities	6	9,579	160	1	1,068	153	10,647	313
Corporate bonds
Energy	2	5,436	53	1	5,223	224	10,659	277
Industrials	9	25,664	359	3	8,135	291	33,799	650
Consumer goods and services	5	5,360	514	5	3,932	132	9,292	646
Health care	2	5,027	45	—	—	—	5,027	45
Technology, media and telecommunications	13	14,148	318	—	—	—	14,148	318
Financial services	23	20,073	292	26	28,892	2,008	48,965	2,300
Mortgage-backed securities	5	684	4	—	—	—	684	4
Collateralized mortgage obligations	7	4,466	141	3	5,209	43	9,675	184
Total Available-For-Sale Fixed Maturities	91	$111,993	$2,380	46	$67,201	$3,188	$179,194	$5,568
Equity securities
Common stocks
Public utilities	3	$210	$98	—	$—	$—	$210	$98
Industrials	7	975	155	8	577	120	1,552	275
Consumer goods and services	12	625	150	3	431	18	1,056	168
Health care	5	768	94	4	455	138	1,223	232
Technology, media and telecommunications	7	571	124	2	144	22	715	146
Financial services	16	1,876	319	6	746	224	2,622	543
Nonredeemable preferred stocks	3	1,171	31	2	878	353	2,049	384
Total Available-for-Sale Equity Securities	53	$6,196	$971	25	$3,231	$875	$9,427	$1,846
Total Available-for-Sale Securities	144	$118,189	$3,351	71	$70,432	4,063	$188,621	$7,414
Total	144	$118,189	$3,351	72	$70,905	$4,124	$189,094	$7,475

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
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments as per the loan agreement.  These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value, which is a Level 3 fair value measurement.
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

Policy reserves are developed and recorded for deferred annuities, which is an interest-sensitive product, and income annuities.  The fair value of the reserve liability for these annuity products is based upon an estimate of the discounted pre-tax cash flows that are forecast for the underlying business, which is a Level 3 fair value measurement.  We base the discount rate on the current U.S. Treasury spot yield curve, which is then risk-adjusted for nonperformance risk and, for interest-sensitive business, market risk factors.  The risk-adjusted discount rate is developed using interest rates that are available in the market and representative of the risks applicable to the underlying business.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$4,148	$4,072	$4,161	$4,143
Available-for-sale fixed maturities	2,791,622	2,791,622	2,697,248	2,697,248
Trading securities	15,230	15,230	13,454	13,454
Equity securities	176,057	176,057	159,451	159,451
Mortgage loans	5,312	4,781	5,219	4,829
Policy loans	7,168	7,168	7,209	7,209
Other long-term investments	22,154	22,154	20,574	20,574
Short-term investments	1,100	1,100	1,100	1,100
Cash and cash equivalents	74,000	74,000	144,527	144,527
Accrued investment income	32,563	32,563	32,219	32,219
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,083,711	$1,006,363	$1,074,661	$999,534
Annuity (benefit payments)	139,640	97,211	133,921	94,465

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
We validate the prices obtained from pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2012 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our consolidated balance sheets at March 31, 2012 and December 31, 2011:

(In Thousands)		Fair Value Measurements
Description	March 31, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$43,214	$—	$43,214	$—
U.S. government agency	78,137	—	78,137	—
States, municipalities and political subdivisions	755,701	—	754,821	880
Foreign bonds	235,237	—	234,401	836
Public utilities	264,112	—	264,112	—
Corporate bonds
Energy	195,477	—	195,477	—
Industrials	335,100	—	332,203	2,897
Consumer goods and services	204,235	—	202,838	1,397
Health care	118,595	—	118,595	—
Technology, media and telecommunications	123,453	—	123,453	—
Financial services	294,452	—	278,671	15,781
Mortgage-backed securities	32,944	—	32,944	—
Collateralized mortgage obligations	104,840	—	104,840	—
Asset-backed securities	5,739	—	5,424	315
Redeemable preferred stocks	386	386	—	—
Total Available-For-Sale Fixed Maturities	$2,791,622	$386	$2,769,130	$22,106
Equity securities
Common stocks
Public utilities	$14,149	$14,149	$—	$—
Energy	12,341	12,341	—	—
Industrials	33,510	33,360	150	—
Consumer goods and services	18,525	18,525	—	—
Health care	17,371	17,371	—	—
Technology, media and telecommunications	10,532	10,532	—	—
Financial services	66,089	62,613	—	3,476
Nonredeemable preferred stocks	3,540	3,285	255	—
Total Available-for-Sale Equity Securities	$176,057	$172,176	$405	$3,476
Total Available-for-Sale Securities	$2,967,679	$172,562	$2,769,535	$25,582
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,894	$—	$2,894	$—
Corporate bonds
Industrials	1,315	—	1,315	—
Consumer goods and services	1,612	—	1,612	—
Health care	1,789	—	1,789	—
Technology, media and telecommunications	1,611	—	1,611	—
Financial services	2,350	—	2,350	—
Redeemable preferred stocks	$3,659	$2,252	$1,407	$—

Total Trading Fixed Maturities	$15,230	$2,252	$12,978	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$17,859	$17,859	$—	$—
Total Assets Measured at Fair Value	$3,001,868	$193,773	$2,782,513	$25,582

(In Thousands)		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$43,951	$—	$43,951	$—
U.S. government agency	96,395	—	96,395	—
States, municipalities and political subdivisions	748,107	—	747,227	880
Foreign bonds	214,815	—	213,979	836
Public utilities	270,071	—	270,071	—
Corporate bonds
Energy	197,192	—	197,192	—
Industrials	295,677	—	292,780	2,897
Consumer goods and services	212,174	—	210,759	1,415
Health care	115,671	—	115,671	—
Technology, media and telecommunications	112,948	—	112,948	—
Financial services	265,301	—	249,328	15,973
Mortgage-backed securities	35,390	—	35,390	—
Collateralized mortgage obligations	82,851	—	82,851	—
Asset-backed securities	6,296	—	5,981	315
Redeemable preferred stocks	409	409	—	—
Total Available-For-Sale Fixed Maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities
Common stocks
Public utilities	$14,735	$14,735	$—	$—
Energy	12,210	12,210	—	—
Industrials	28,556	28,556	—	—
Consumer goods and services	18,564	18,564	—	—
Health care	15,988	15,988	—	—
Technology, media and telecommunications	10,018	10,018	—	—
Financial services	56,090	52,564	—	3,526
Nonredeemable preferred stocks	3,290	3,032	258	—
Total Available-for-Sale Equity Securities	$159,451	$155,667	$258	$3,526
Total Available-for-Sale Securities	$2,856,699	$156,076	$2,674,781	$25,842
TRADING
Fixed maturities
Bonds
Foreign bonds	$2,906	$—	$2,906	$—
Corporate bonds
Industrials	1,443	—	1,443	—
Consumer goods and services	1,059	—	1,059	—
Health care	1,450	—	1,450	—
Technology, media and telecommunications	1,458	—	1,458	—
Financial services	2,063	—	2,063	—
Redeemable preferred stocks	3,075	1,659	1,416	—
Total Trading Fixed Maturities	$13,454	$1,659	$11,795	$—
Short-Term Investments	$1,100	$1,100	$—	$—

Money Market Accounts	$62,899	$62,899	$—	$—
Total Assets Measured at Fair Value	$2,934,152	$221,734	$2,686,576	$25,842

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
For the three-month period ended March 31, 2012, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases, which were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
Securities that may be categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing could not be obtained from these sources, management performed an analysis of the contractual cash flows of the underlying security to estimate fair value.
The fair value of our Level 3 impaired securities was determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows. If a security has been written down or the issuer is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management’s expertise to determine fair value. We have the ability and the positive intent to hold securities until such time that we are able to recover all or a portion of our original investment. If there is no market for the impaired security at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor securities after the balance sheet date to confirm that their estimated fair value is reasonable.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2012:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at December 31, 2011	$880	$836	$20,285	$315	$3,526	$25,842
Realized gains (1)	—	—	—	—	—	—
Unrealized gains (1)	—	—	40	—	—	40
Amortization	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Disposals	—	—	(250)	—	(50)	(300)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2012	$880	$836	$20,075	$315	$3,476	$25,582
(1) Realized gains are recorded as a component of current operations whereas unrealized gains are recorded as a component of comprehensive income.
The reported “disposals” relate to the sale of an equity security and receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2012	2011	2012	2011

Net periodic benefit cost
Service cost	$791	$713	$496	$379
Interest cost	1,190	1,143	398	356
Expected return on plan assets	(1,322)	(1,132)	—	—
Amortization of prior service cost	3	3	(8)	(14)
Amortization of net loss	592	545	56	20
Net periodic benefit cost	$1,254	$1,272	$942	$741

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expected to contribute $7.0 million to the pension plan for the 2012 plan year. For the three-month period ended March 31, 2012, we contributed $1.5 million to the pension plan. We anticipate that the total contribution for the 2012 plan year will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 557,011 authorized shares available for future issuance at March 31, 2012. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2012	Inception to Date
Beginning balance	653,511	1,900,000
Number of awards granted	(97,000)	(1,442,689)
Number of awards forfeited or expired	500	99,700
Ending balance	557,011	557,011
Number of option awards exercised	459	178,476
Number of unrestricted stock awards vested	90	2,575
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted and unrestricted stock and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At March 31, 2012, we had 160,009 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2012	Inception to Date
Beginning balance	160,009	300,000
Number of awards granted	—	(145,994)
Number of awards forfeited or expired	—	6,003
Ending balance	160,009	160,009
Number of option awards exercised	—	—

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2012 and 2011, we recognized stock-based compensation expense of $0.4 million and $0.5 million, respectively.

As of March 31, 2012, we had $4.0 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2012 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2012	$1,151
2013	1,108
2014	878
2015	646
2016	171
2017	14
Total	$3,968

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

We evaluate the two segments on the basis of both statutory accounting practices prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables for the three-month periods ended March 31, 2012 and 2011 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2012
Net premiums earned	$146,756	$14,858	$161,614
Investment income, net of investment expenses	10,678	18,508	29,186
Net realized investment gains	1,133	1,614	2,747
Other income	100	156	256
Total reportable segment	$158,667	$35,136	$193,803
Intersegment eliminations	7	(111)	(104)
Total revenues	$158,674	$35,025	$193,699
Net income	$16,636	$2,548	$19,184
Assets	$1,901,748	$1,785,427	$3,687,175
Invested assets	$1,325,793	$1,696,391	$3,022,184

Three Months Ended March 31, 2011
Net premiums earned	$101,764	$12,532	$114,296
Investment income, net of investment expenses	8,781	18,329	27,110
Net realized investment gains	1,208	1,445	2,653
Other income	8	148	156
Total reportable segment	$111,761	$32,454	$144,215
Intersegment eliminations	(44)	(95)	(139)
Total revenues	$111,717	$32,359	$144,076
Net income	$3,350	$2,460	$5,810
Assets	$1,864,823	$1,684,706	$3,549,529
Invested assets	$1,302,553	$1,540,424	$2,842,977

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands Except Per Share Data)	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$19,184	$19,184	$5,810	$5,810
Weighted-average common shares outstanding	25,506	25,506	26,196	26,196
Add dilutive effect of restricted stock awards	—	50	—	50
Add dilutive effect of stock options	—	16	—	6
Weighted-average common shares for EPS calculation	25,506	25,572	26,196	26,252
Earnings per common share	$0.75	$0.75	$0.22	$0.22
Awards excluded from diluted EPS calculation(1)	—	1,086	—	978

(1)	Outstanding awards were excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. DEBT
In the fourth quarter of 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million.
During the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million if, no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
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
The outstanding balance on the line of credit was $45.0 million at March 31, 2012 at an interest rate of 2.0 percent. For the three-month period ended March 31, 2012 , we have incurred $0.4 million in interest expense related to this line of credit. We were in compliance with all covenants for the credit agreement at March 31, 2012.

NOTE 9. TRUST PREFERRED SECURITIES
In connection with our acquisition of Mercer Insurance Group, we acquired three issuances of Trust Preferred Securities with an outstanding balance as of the acquisition date of $15.5 million. During the three-month period ending March 31, 2012, we redeemed two of the issuances totaling $8.0 million. The following Trust Preferred Security was outstanding as of March 31, 2012:

(In Thousands)	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust III	9/30/2003	$7,579	LIBOR + 4.05%	9/30/2033
Financial Pacific Statutory Trust III (“Trust III”) is a Delaware statutory business trust. Trust III issued 7.5 million shares of the Trust Preferred Securities at a price of $1 per share for $7.5 million and purchased $7.7 million in Junior Subordinated Debentures from Mercer Insurance Group that mature on September 30, 2033. The annual effective rate of interest at March 31, 2012 is 4.63 percent.
We redeemed this issuance in full on April 2, 2012.
Total interest expense for the three-month period ended March 31, 2012 was $0.2 million.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of March 31, 2012, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2012 and 2011, the consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2012. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated March 15, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
May 10, 2012

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

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses and the related valuation of reinsurance recoverable on paid and unpaid losses; the valuation of reserves for future policy benefits; the calculation of the deferred policy acquisition costs asset; the recoverability of goodwill and other intangible assets; and the valuation of pension and postretirement benefit obligations. These critical accounting estimates are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

INTRODUCTION

The purpose of the Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2011. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

This discussion and analysis is presented in these sections:

•	Our Business

•	Consolidated Financial Highlights

•	Results of Operations for Property and Casualty Insurance, Life Insurance and Investment Portfolio

•	Liquidity and Capital Resources

•	Measurement of Results

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company we provide insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by more than 1,300 independent agencies. Our life insurance subsidiary is licensed in 35 states and is represented by more than 900 independent agencies.

Segments

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

For the three-month period ended March 31, 2012, property and casualty business accounted for 90.9 percent of our net premiums earned, of which 89.4 percent was generated from commercial lines. Life insurance business made up 9.1 percent of our net premiums earned, of which 66.8 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries, with the exception of Texas General Indemnity Company, are members of an intercompany reinsurance pooling arrangement. The insurance entities of Mercer Insurance Group participated in their own pooling arrangement in 2011, which was in place when we acquired Mercer Insurance Group on March 28, 2011. Effective January 1, 2012, one pooling arrangement covers all participating insurance subsidiaries of United Fire Group, Inc. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2012, more than half of our property and casualty direct premiums were written in Iowa, Texas, California, New Jersey, and Missouri, and over three-fourths of our life insurance premiums, excluding annuities, were written in Iowa, Nebraska, Illinois, Wisconsin, and Minnesota.

Segment Revenue and Expense

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
Profit Factors
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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2012	2011(1)%
Revenues
Net premiums earned	$161,503	$114,204	41.4%
Investment income, net of investment expenses	29,146	27,063	7.7
Net realized investment gains	2,794	2,653	5.3
Other income	256	156	64.1
	$193,699	$144,076	34.4%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$91,484	$76,182	20.1%
Future policy benefits	10,138	8,182	23.9
Amortization of deferred policy acquisition costs	34,551	26,046	32.7
Other underwriting expenses	21,994	16,057	37.0
Interest on policyholders' accounts	10,656	10,670	(0.1)
	$168,823	$137,137	23.1%

Income before income taxes	$24,876	$6,939	NM(2)
Federal income tax expense	5,692	1,129	NM(2)
Net income	$19,184	$5,810	230.2%
(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2012:

Consolidated Results of Operations

•	Net income was $19.2 million, compared to $5.8 million for the same period of 2011. The improvement is primarily due to the following:

◦
Net premiums earned increased to $161.5 million, compared to $114.2 million for the same period of 2011. The increase is primarily attributable to the acquisition of Mercer Insurance Group, which accounted for $34.9 million of the earned premium increase. Excluding Mercer Insurance Group, our organic growth was $10.9 million over the same period of 2011.

◦
Losses and loss settlement expenses increased due primarily to our acquisition of Mercer Insurance Group, but our profitability improved as shown by our property and casualty loss ratio of 59.5 percent for the three-month period ended March 31, 2012 compared to 70.4 percent for the same period of 2011. This improvement occurred despite a large property and casualty segment catastrophe loss the last week of February 2012 of $11.9 million net of reinsurance that related to our commercial fire and allied lines for storms in the Midwest.

•
Pre-tax catastrophe losses totaled $14.1 million for the three-month period ended March 31, 2012, compared to $16.2 million in the same period of 2011. The 2012 catastrophe amount is primarily due to severe storm losses that occurred in the Midwest the last week of February that resulted in $11.9 million of losses and loss settlement expenses net of reinsurance related to our commercial fire and allied lines.

•
Effective January 1, 2012, we elected to adopt the updated accounting guidance that limits the amount of underwriting expenses eligible for deferral on a prospective basis. The adoption of the updated accounting guidance resulted in the recognition of approximately $4.2 million ($3.7 million for our property and casualty insurance segment; $0.5 million for our Life insurance segment) of additional expense in the three-month period ended March 31, 2012 than we would have recognized had the accounting rules remained the same. This represents a net of tax reduction to net income of $0.11 per share. Refer to the results of operations section of this item for further discussion of the impact of the new accounting rules related to deferred policy acquisition costs on our results.

Consolidated Financial Condition

•
Deferred annuity deposits increased 55.4 percent in the three-month period ended March 31, 2012, compared to the same period of 2011. We attribute the increase to some consumers seeking products with guaranteed rates of return as equity markets remain volatile. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

•
Net cash outflow related to our annuity business was $0.3 million in the three-month period ended March 31, 2012, compared to $6.2 million in the same period of 2011. We attribute this to the activity described above.

•
As of March 31, 2012, the book value per share of our common stock was $28.20. There were no shares repurchased in the three-month period ended March 31, 2012. Under our share repurchase program, which expires in August 2013, we are authorized to purchase an additional 469,879 shares of common stock.

•
Net unrealized investment gains totaled $131.4 million as of March 31, 2012, an increase of $7.0 million or 5.7 percent since December 31, 2011. An increase in the value of our equity portfolio more than offset a decline in the value of our fixed maturity portfolio.

•
Our stockholders' equity increased to $719.4 million at March 31, 2012, from $696.1 million at December 31, 2011. The improvement was primarily attributable to net income of $19.2 million, along with the increase in net unrealized gains of $7.0 million, which was somewhat offset by stockholder dividends of $3.8 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2012	2011(1)
Net premiums written (2)	$164,633	$110,726
Net premiums earned	$146,756	$101,764
Losses and loss settlement expenses	(87,310)	(71,665)
Amortization of deferred policy acquisition costs	(32,413)	(24,030)
Other underwriting expenses	(17,868)	(12,726)
Underwriting gain (loss) (2)	$9,165	$(6,657)

Investment income, net of investment expenses	10,638	8,737
Net realized investment gains	1,180	1,208
Other income	100	8
Income before income taxes	$21,083	$3,296

GAAP Ratios:
Net loss ratio	49.9%	54.5%
Catastrophes - effect on net loss ratio	9.6	15.9
Net loss ratio	59.5%	70.4%
Expense ratio (3)	34.3	36.1
Combined ratio	93.8%	106.5%
(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices which is a comprehensive basis of accounting other than U.S. GAAP.
(3) Includes policyholder dividends.

•	Net premiums earned increased 44.2 percent in the first quarter of 2012, compared to the first quarter of 2011, due to:

◦
Acquisition of Mercer Insurance Group - Total net premiums earned increased by $45.0 million. The acquisition of Mercer Insurance Group contributed $34.9 million of the increase, with $30.0 million and $4.9 million, respectively, in commercial and personal lines.

◦
Organic growth - The additional increase in our net premiums earned is the result of a combination of rate increases across most lines, coupled with the internal growth initiatives we implemented at the beginning of 2011, such as appointing new agencies in geographic markets where United Fire Group was under-represented. Those new agencies produced nearly $5.0 million in new business, exceeding our $4.0 million goal.

•
Commercial lines pricing increased for the second consecutive quarter, with average increases in the low- to mid-single digits. Competitive market conditions continued to ease with respect to renewals, but persisted on new business during the quarter.

•	Personal lines pricing remains steady, averaging mid-single digit pricing increases for both homeowners and personal auto rates.

•	Policy retention rates remained very strong for both commercial and personal lines, with approximately 82.3 percent of our policies renewing.

•	GAAP combined ratio decreased 12.7 percentage points to 93.8 percent for the three-month period ended March 31, 2012, compared with the same period of 2011. This is attributable to the following:

◦
Net loss ratio, a component of the combined ratio, decreased by 10.9 percentage points. The net loss ratio was affected positively by the growth in net premiums earned and reduced losses related to our workers' compensation line of business.

◦	Expense ratio, a component of the combined ratio, decreased 1.8 percentage points. This ratio is higher than our historical expense ratio, which is attributable to:

•
Amortization of deferred policy acquisition costs increased 34.9 percent primarily due to our acquisition of Mercer Insurance Group and the impact of amortization of the value of business acquired ("VOBA") asset. As of March 31, 2012, the remaining $1.7 million VOBA asset was fully amortized.

•
Other underwriting expenses increased 40.4 percent primarily due to our acquisition of Mercer Insurance Group. In addition, in the first quarter of 2011, we incurred $7.9 million of nonrecurring transaction costs related to the acquisition. There were no such transaction costs in the first quarter of 2012.

•
Accounting rules related to deferred policy acquisition costs - Effective January 1, 2012, we adopted the updated accounting guidance related to deferred policy acquisition costs and elected to do so on a prospective basis. As a result, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recoverability assessment, which we refer to as a premium deficiency charge, and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $3.7 million of additional expense in the three-month period ended March 31, 2012 than we would have recognized had the accounting rules remained the same.

The impact of the new accounting rules on our results for the full year will be influenced by a number of factors including: the volume of premiums written; our assessment of successful acquisition efforts; the profitability of our lines of property and casualty business, which impacts the level of premium deficiency charge recorded; and the normal amortization pattern of these deferred policy acquisition costs, which is generally over one year. The greatest impact will be experienced in the most current quarter as the recorded deferred policy acquisitions costs would amortize to expense in succeeding quarters to offset a portion of the initial impact when assessed on an annual basis. Accordingly, the impact of the new accounting rules on our results reported for the three-month period ended March 31, 2012 should not be considered to be representative of the impact for the full year.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business:

Three Months Ended March 31,
	2012			2011
		Losses			Losses
		and Loss			and Loss
		Settlement			Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$46,120	$22,348	48.5%	$27,929	$11,181	40.0%
Fire and allied lines (2)	31,546	25,842	81.9	23,898	19,668	82.3
Automobile	31,609	23,269	73.6	22,694	13,658	60.2
Workers' compensation	15,609	5,492	35.2	11,638	9,891	85.0
Fidelity and surety	4,297	(44)	(1.0)	4,061	(9)	(0.2)
Miscellaneous	232	1	0.4	203	217	106.9
Total commercial lines	$129,413	$76,908	59.4%	$90,423	$54,606	60.4%

Personal lines
Fire and allied lines (3)	$10,153	$3,618	35.6%	$6,247	$2,199	35.2%
Automobile	5,129	3,136	61.1	3,744	1,863	49.8
Miscellaneous	222	185	83.3	123	2	1.6
Total personal lines	$15,504	$6,939	44.8%	$10,114	$4,064	40.2%
Reinsurance assumed	$1,839	$3,463	188.3%	$1,227	$12,995	NM(4)
Total	$146,756	$87,310	59.5%	$101,764	$71,665	70.4%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.
(4) Not meaningful

•
Other liability - The loss ratio deteriorated by 8.5 percentage points to 48.5 percent in the three-month period ended March 31, 2012, compared to the same period of 2011. The deterioration in this line was due to the addition of Mercer Insurance Group and their higher loss ratio influencing this line.

•
Commercial Automobile - The loss ratio deteriorated by 13.4 percentage points to 73.6 percent as compared to the same period of 2011, due primarily to adverse development on four severe claims that occurred in 2011.

•
Workers' compensation - The loss ratio improved by 49.8 percentage points to 35.2 percent in the three-month period ended March 31, 2012, compared to the same period of 2011. The improvement in this line reflects the high severity and frequency that occurred in the first quarter of 2011, as well as adverse development incurred in first quarter 2011 on claims that occurred in 2010.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2012	2011
Revenues
Net premiums earned	$14,747	$12,440
Investment income, net	18,508	18,326
Net realized investment gains	1,614	1,445
Other income	156	148
Total revenues	$35,025	$32,359

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,174	$4,517
Future policy benefits	10,138	8,182
Amortization of deferred policy acquisition costs	2,138	2,016
Other underwriting expenses	4,126	3,331
Interest on policyholders' accounts	10,656	10,670
Total benefits, losses and expenses	$31,232	$28,716

Income before income taxes	$3,793	$3,643

•	Income before income taxes increased $0.2 million in the three-month period ended March 31, 2012 to $3.8 million from $3.6 million in the same period of 2011 as a result of the following factors:

◦	Net premiums earned increased 18.5 percent during the three-month period ended March 31, 2012. This was due to our focus on increasing sales of our single premium whole life product.

◦
Investment income increased $0.2 million in the three-month period ended March 31, 2012. While the annualized net investment yield rate was 4.4 percent for the three-month period ended March 31, 2012, compared to 4.6 percent for the same period in 2011, we had approximately $99 million more of average invested assets in the first quarter of 2012 compared to a year ago. In early 2011 we began the process of increasing the duration of our investment portfolio in order to more closely match our liabilities, which have increased in conjunction with sales of our single premium whole life product. We are maintaining the quality of our investments while we achieve our duration goals.

◦	Increase in liability for future policy benefits increased 23.9 percent in the first quarter of 2012, due to an increase in sales as mentioned above, and the demographics of our insureds.

◦	Other underwriting expenses increased $0.5 million in the first quarter of 2012, due to the change in accounting rules related to deferred policy acquisition costs previously discussed.

•
Deferred annuity deposits increased 55.4 percent in the three-month period ended March 31, 2012, as compared with the same period of 2011. We attribute this to some consumers seeking products with guaranteed rates of return as interest rates remain low. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

•
Net cash outflow related to our annuity business was $0.3 million in the three-month period ended March 31, 2012, compared to $6.2 million in the same period of 2011. We attribute this to the activity described above.

Investment Portfolio

Our invested assets totaled $3,022.2 million at March 31, 2012, compared to 2,908.0 million at December 31, 2011, an increase of $114.2 million, which is due primarily to investing the cash we had on hand at year-end and a change in philosophy to keep less cash on hand in the low interest rate environment. If extra cash is needed we have an ability to borrow funds available on our revolving credit facility.

At March 31, 2012, fixed maturity securities and equity securities comprised 92.5 percent and 5.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at March 31, 2012, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$1,134,428	85.6%	$1,661,266	97.9%	$2,795,694	92.5%
Equity securities	156,205	11.8	19,852	1.2	176,057	5.8
Trading securities	15,230	1.1	—	—	15,230	0.5
Mortgage loans	—	—	4,781	0.3	4,781	0.2
Policy loans	—	—	7,168	0.4	7,168	0.2
Other long-term investments	18,830	1.4	3,324	0.2	22,154	0.8
Short-term investments	1,100	0.1	—	—	1,100	—
Total	$1,325,793	100.0%	$1,696,391	100.0%	$3,022,184	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2012, we classified $2,791.6 million, or 99.3 percent, of our fixed maturities portfolio as available-for-sale, compared to 2,697.2 million, or 99.4 percent, at December 31, 2011. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2012 and December 31, 2011, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2012 and December 31, 2011. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	March 31, 2012		December 31, 2011
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$408,677	14.5%	$409,124	15.0%
AA	650,421	23.1	631,250	23.3
A	653,246	23.3	626,927	23.1
Baa/BBB	996,593	35.5	929,188	34.2
Other/Not Rated	101,987	3.6	118,356	4.4
	$2,810,924	100.0%	$2,714,845	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2012, is 4.1 years compared to 3.6 years at December 31, 2011.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2012, is 4.4 years compared to 4.0 years at December 31, 2011.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2012 is 3.9 years compared to 3.4 years at December 31, 2011.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are: volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. In our life insurance segment, net investment income increased 1.0 percent in the three-month period ended March 31, 2012, compared with the same period of 2011, due to an increase in our average invested assets of approximately $99 million compared to the same period a year ago. In early 2011 we began the process of increasing the duration of our investment portfolio in order to more closely match our liabilities, which have increased in conjunction with sales of our single premium whole life product. In the process of achieving our duration goals we are maintaining the quality of our investments.
In our property and casualty insurance segment, our acquisition of Mercer Insurance Group and an increase in the value of our investments in limited liability partnership funds contributed to the 21.8 percent increase in net investment income in the three-month period ended March 31, 2012, compared to with the same period of 2011. The increase was somewhat offset by the impact of low interest rates. Our property and casualty insurance segment holds certain investments in limited liability partnerships that are accounted for under the equity method of accounting, with changes in the value of these investments recorded in investment income.

Net realized investment gains were $2.8 million in the three-month period ended March 31, 2012, compared to $2.7 million in the same period of 2011. No other-than-temporary impairment ("OTTI") charges were incurred in the three-month periods ended March 31, 2012 and 2011.
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
Changes in unrealized gains on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2012, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment losses in future periods on securities that we own at March 31, 2012, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily to fund loss and loss settlement expenses, policyholder benefits under life insurance contracts, annuity withdrawals, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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
The following table displays a summary of cash sources and uses in 2012 and 2011.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2012	2011
Cash used in
Operating activities	$35,885	$31,269
Investing activities	(101,238)	(123,769)
Financing activities	(5,174)	78,215
Net decrease in cash and cash equivalents	$(70,527)	$(14,285)
Operating Activities
Net cash flows provided by operating activities totaled $35.9 million and $31.3 million for the three-month periods ended March 31, 2012 and 2011, respectively. Cash flows for the three-month period ended March 31, 2012, reflected a higher level of property and casualty insurance premiums collected, which was offset by loss and loss settlement expense payments and operating expenses paid, compared to the same period of 2011.

Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2012 and 2011.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.3 billion, or 45.8 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2012, our cash and cash equivalents included $17.9 million related to these money market accounts, compared to $62.9 million at December 31, 2011.
Net cash flows used in investing activities totaled $101.2 million and $123.8 million for the three-month periods ended March 31, 2012 and 2011, respectively. In the three-month period ended March 31, 2012, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $155.0 million compared to $204.3 million for the same period in 2011.
Our cash outflows for investment purchases totaled $255.3 million for the three-month period ended March 31, 2012, compared to $155.4 million for the same period in 2011. In 2012, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other investment vehicles when market interest rates are low.
Financing Activities
Net cash flows provided by financing activities totaled $5.2 million and $78.2 million for the three-month periods ended March 31, 2012 and 2011, respectively. In the three-month period ended March 31, 2012 we repaid $8.0 million of the trust preferred securities outstanding. In the three-month period ended March 31, 2011, we borrowed funds totaling $79.9 million related to our acquisition of Mercer Insurance Group. For further discussion of our outstanding debt, please see Part I, Item 1, Note 8 “Debt.”
In the three-month period ended March 31, 2012, net cash inflows from our life insurance segment's annuity and universal life deposits totaled $6.6 million, compared to $2.3 million for the same period of 2011, as a result of consumers seeking products with a guaranteed rate of return when the equity markets are volatile.

Credit Facilities
In the fourth quarter of 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million.
During the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million if, no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
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
As of March 31, 2012, we were in compliance with all covenants for the credit agreement.
Stockholders' Equity
Stockholders' equity increased 3.3 percent to $719.4 million at March 31, 2012, from $696.1 million at December 31, 2011. The increase was primarily attributable to net income of $19.2 million and unrealized investment appreciation of $7.0 million, net of tax, offset by stockholder dividends of $3.8 million. As of March 31, 2012, the book value per share of our common stock was $28.20 compared to $27.29 at December 31, 2011.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership funds, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. As of March 31, 2012, our remaining potential contractual obligation was $8.7 million.

MEASUREMENT OF RESULTS
Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance subsidiaries based on statutory accounting principles that are filed with insurance regulatory authorities in the states where they do business. We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance.
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

	Three Months Ended March 31,
(In Thousands)	2012	2011
Net premiums written	$179,380	$123,159
Net change in unearned premium	(14,806)	(9,090)
Net change in prepaid reinsurance premium	(3,071)	135
Net premiums earned	$161,503	$114,204
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
Catastrophe losses is a commonly used non-GAAP financial measure, which utilize the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Three Months Ended March 31,
(In Thousands)	2012	2011
ISO catastrophes	$13,988	$4,165
Non-ISO catastrophes (1)	110	12,065
Total catastrophes	$14,098	$16,230
(1) This number includes international assumed losses.
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

It is our philosophy that we do not utilize financial instrument hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2012, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from that reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of March 31, 2012, to be ordinary, routine, and incidental to our business.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

We are authorized to purchase 469,879 shares at March 31, 2012, with the program scheduled to end in August 2013.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended March 31, 2012.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
1/1/2012 - 1/31/2012	—	$—	—	469,879
2/1/2012 - 2/29/2012	—	—	—	469,879
3/1/2012 - 3/31/2012	—	—	—	469,879

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2012; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 10, 2012	May 10, 2012
(Date)	(Date)