Form 10-Q
period 2012-06-30
UNITED FIRE GROUP INC
filed 2012-08-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

As of August 6, 2012, 25,435,181 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2012

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $3,927 in 2012 and $4,161 in 2011)	$3,864	$4,143
Available-for-sale, at fair value (amortized cost $2,657,938 in 2012 and $2,562,786 in 2011)	2,800,624	2,697,248
Equity securities, at fair value (amortized cost $68,663 in 2012 and $68,559 in 2011)	174,359	159,451
Trading securities, at fair value (amortized cost $14,263 in 2012 and $13,429 in 2011)	14,249	13,454
Mortgage loans	4,732	4,829
Policy loans	7,393	7,209
Other long-term investments	24,399	20,574
Short-term investments	1,100	1,100
Total investments	$3,030,720	$2,908,008

Cash and cash equivalents	$101,978	$144,527
Accrued investment income	32,750	32,219
Premiums receivable (net of allowance for doubtful accounts of $728 in 2012 and $825 in 2011)	211,205	172,348
Deferred policy acquisition costs	107,058	106,654
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,510 in 2012 and $35,248 in 2011)	44,098	45,644
Reinsurance receivables and recoverables	152,898	128,574
Prepaid reinsurance premiums	3,315	6,191
Income taxes receivable	14,454	26,742
Goodwill and intangible assets	29,530	30,801
Other assets	13,257	17,216
TOTAL ASSETS	$3,741,263	$3,618,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$960,291	$945,051
Life insurance	1,504,178	1,476,281
Unearned premiums	330,297	288,991
Accrued expenses and other liabilities	140,883	138,210
Deferred income taxes	25,252	13,624
Debt	45,000	45,000
Trust preferred securities	—	15,626
TOTAL LIABILITIES	$3,005,901	$2,922,783
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,432,681 and 25,505,350 shares issued and outstanding in 2012 and 2011, respectively	$25	$25
Additional paid-in capital	212,171	213,045
Retained earnings	426,744	400,485
Accumulated other comprehensive income, net of tax	96,422	82,586
TOTAL STOCKHOLDERS’ EQUITY	$735,362	$696,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,741,263	$3,618,924
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Revenues
Net premiums earned	$170,090	$152,210	$331,593	$266,414
Investment income, net of investment expenses	28,749	27,741	57,895	54,804
Net realized investment gains
Other-than-temporary impairment charges	(4)	—	(4)	—
All other net realized gains	568	1,124	3,362	3,777
Net realized investment gains	564	1,124	3,358	3,777
Other income	243	729	499	885
Total revenues	$199,646	$181,804	$393,345	$325,880

Benefits, Losses and Expenses
Losses and loss settlement expenses	$106,766	$135,811	$198,250	$211,993
Future policy benefits	8,356	7,880	18,494	16,062
Amortization of deferred policy acquisition costs	34,179	43,732	68,730	69,778
Other underwriting expenses	20,541	14,720	42,535	30,777
Interest on policyholders’ accounts	10,627	10,657	21,283	21,327
Total expenses	$180,469	$212,800	$349,292	$349,937

Income (loss) before income taxes	$19,177	$(30,996)	$44,053	$(24,057)
Federal income tax expense (benefit)	4,461	(13,082)	10,153	(11,953)
Net income (loss)	$14,716	$(17,914)	$33,900	$(12,104)

Other comprehensive income
Change in net unrealized appreciation on investments	8,667	21,439	22,270	22,939
Adjustment for net realized gains included in income	(564)	(1,124)	(3,358)	(3,777)
Adjustment for employee benefit costs included in expense	1,732	732	2,375	1,286
	$9,835	$21,047	$21,287	$20,448
Income tax effect of components of other comprehensive income	(3,442)	(7,366)	(7,451)	(7,157)
	$6,393	$13,681	$13,836	$13,291
Comprehensive income (loss)	$21,109	$(4,233)	$47,736	$1,187

Weighted average common shares outstanding	25,476,220	26,101,842	25,491,091	26,148,438
Basic earnings (loss) per common share	$0.58	$(0.69)	$1.33	$(0.46)
Diluted earnings (loss) per common share	0.58	(0.69)	1.33	(0.46)
Cash dividends declared per common share	0.15	0.15	0.30	0.30
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Six Months Ended June 30, 2012

Common stock
Balance, beginning of year	$25
Shares repurchased (101,901 shares)	(1)
Shares issued for stock-based awards (29,232 shares)	1
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$213,045
Compensation expense and related tax benefit for stock-based award grants	859
Shares repurchased	(2,133)
Shares issued for stock-based awards	400
Balance, end of period	$212,171

Retained earnings
Balance, beginning of year	$400,485
Net income	33,900
Dividends on common stock ($0.30 per share)	(7,641)
Balance, end of period	$426,744

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$82,586
Change in net unrealized investment appreciation (1)	12,292
Change in liability for underfunded employee benefit plans	1,544
Balance, end of period	$96,422

Summary of changes
Balance, beginning of year	$696,141
Net income	33,900
All other changes in stockholders’ equity accounts	5,321
Balance, end of period	$735,362

(1)	The change in net unrealized appreciation is net of reclassification adjustments.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$33,900	$(12,104)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,127	3,768
Depreciation and amortization	3,671	1,708
Stock-based compensation expense	916	939
Net realized investment gains	(3,358)	(3,777)
Net cash flows from trading investments	(748)	(2,104)
Deferred income tax expense (benefit)	6,626	(7,571)
Changes in:
Accrued investment income	(531)	507
Premiums receivable	(38,857)	(29,226)
Deferred policy acquisition costs	(4,520)	(6,373)
Reinsurance receivables	(24,324)	(5,883)
Prepaid reinsurance premiums	2,876	(602)
Income taxes receivable	12,288	(4,029)
Other assets	3,959	(806)
Future policy benefits and losses, claims and loss settlement expenses	34,345	52,813
Unearned premiums	41,306	29,542
Accrued expenses and other liabilities	5,048	25,493
Deferred income taxes	(2,448)	(1,019)
Other, net	(2,131)	(486)
Total adjustments	$41,245	$52,894
Net cash provided by operating activities	$75,145	$40,790
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$13,412	$21,367
Proceeds from call and maturity of held-to-maturity investments	285	709
Proceeds from call and maturity of available-for-sale investments	302,334	316,235
Proceeds from short-term and other investments	2,875	1,554
Purchase of available-for-sale investments	(414,828)	(292,808)
Purchase of short-term and other investments	(4,650)	(1,706)
Net purchases and sales of property and equipment	(857)	3,486
Acquisition of property and casualty company, net of cash acquired	—	(172,619)
Net cash used in investing activities	$(101,429)	$(123,782)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$78,313	$71,489
Withdrawals from investment and universal life contracts	(69,521)	(57,263)
Borrowings of short-term debt	—	79,900
Repayment of trust preferred securities	(15,626)	—
Payment of cash dividends	(7,641)	(7,840)
Repurchase of common stock	(2,134)	(6,082)
Issuance of common stock	401	139
Tax impact from issuance of common stock	(57)	6
Net cash (used in) provided by financing activities	$(16,265)	$80,349
Net Change in Cash and Cash Equivalents	$(42,549)	$(2,643)
Cash and Cash Equivalents at Beginning of Period	144,527	180,057
Cash and Cash Equivalents at End of Period	$101,978	$177,414
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire Group, Inc., and its consolidated subsidiaries and affiliates, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and as a life insurer in 36 states.
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
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. The review report of Ernst & Young LLP as of and for the three- and six-month periods ended June 30, 2012, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2012 and 2011, we made payments for income taxes totaling $8.9 million and $0.6 million, respectively. For the six-month period ended June 30, 2012, we received a federal tax refund of $15.5 million that resulted from the utilization of our 2009 net operating losses and net capital losses in the carryback period. No tax refunds were received for the six-month period ended June 30, 2011.
For the six-month periods ended June 30, 2012 and 2011, we made interest payments totaling $0.8 million and $0.4 million, respectively. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs
The costs associated with underwriting new business – primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts – are deferred and amortized over the terms of the underlying policies. The following table shows the reconciliation of the components of our deferred policy acquisition costs asset, including the related amortization recognized for the six-month period ended June 30, 2012.

(In Thousands)	Property & Casualty	Life Insurance	Total
Recorded asset at December 31, 2011	$60,668	$45,986	$106,654
Amortization of value of business acquired	(1,674)	—	(1,674)
Underwriting costs deferred	69,742	3,508	73,250
Amortization of deferred policy acquisition costs	(62,621)	(4,435)	(67,056)
	$66,115	$45,059	$111,174
Change in "shadow" deferred policy acquisition costs	—	(4,116)	(4,116)
Recorded asset at June 30, 2012	$66,115	$40,943	$107,058

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
Effective January 1, 2012, we elected to adopt the updated accounting guidance on a prospective basis. As a result of the adoption, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recoverability assessment, which we refer to as a premium deficiency charge, and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $8.1 million of pretax expense in the six-month period ended June 30, 2012 that we would not have recognized had the guidance remained the same. The impact of the adoption on the Consolidated Statements of Income and Comprehensive Income for the six-month period ended June 30, 2012 was an increase to other underwriting expenses of $13.9 million, a decrease to deferred policy acquisition cost amortization of $5.8 million and a decrease to net income of $5.3 million. This represents a reduction to net income of $0.21 per share.

The impact of the updated accounting guidance on our results for the full year will be influenced by a number of factors including: the volume of premiums written; our assessment of successful acquisition efforts; the profitability of our lines of property and casualty business, which impacts the level of premium deficiency charge recorded; and the normal amortization pattern of these deferred policy acquisition costs, which is generally over one year. The greatest impact will be experienced in the most current quarter as the recorded deferred policy acquisitions costs would amortize to expense in succeeding quarters to offset a portion of the initial impact when assessed on an annual basis. Accordingly, the impact of the updated accounting guidance on our results reported for the six-month period ended June 30, 2012 should not be considered to be representative of the impact for the full year.

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
We reported a federal income tax expense of $10.2 million and a federal income tax benefit of $12.0 million for the six-month periods ended June 30, 2012 and 2011, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We have recognized no liability for unrecognized tax benefits at June 30, 2012 or December 31, 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2006.
Recently Issued Accounting Standards
Adopted Accounting Standards

Comprehensive Income

In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. This new guidance is to be applied retrospectively. We adopted the new guidance in the first quarter of 2012 by electing to report comprehensive income in a single continuous statement as shown in the accompanying Consolidated Statements of Income and Comprehensive Income. The adoption of the new guidance affects presentation only and therefore had no impact on our results of operations or financial position.
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance that changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards. The guidance also requires additional disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. We adopted the updated guidance on a prospective basis effective January 1, 2012, and we have provided the additional disclosures required in "Note 3. Fair Value of Financial Instruments". The adoption of the new guidance did not have any impact on our financial position or results of operations.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2012 and December 31, 2011, is as follows:

June 30, 2012	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$3,556	$44	$—	$3,600
Mortgage-backed securities	280	18	—	298
Collateralized mortgage obligations	28	1	—	29
Total Held-to-Maturity Fixed Maturities	$3,864	$63	$—	$3,927
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,364	$1,140	$—	$43,504
U.S. government agency	39,722	490	—	40,212
States, municipalities and political subdivisions	699,803	58,080	269	757,614
Foreign bonds	226,172	10,089	627	235,634
Public utilities	241,811	15,203	55	256,959
Corporate bonds
Energy	178,831	7,718	1	186,548
Industrials	307,282	12,987	484	319,785
Consumer goods and services	209,643	9,232	271	218,604
Health care	120,500	7,130	7	127,623
Technology, media and telecommunications	123,527	5,910	106	129,331
Financial services	299,318	10,538	1,746	308,110
Mortgage-backed securities	33,884	1,130	22	34,992
Collateralized mortgage obligations	129,515	6,644	301	135,858
Asset-backed securities	5,188	432	151	5,469
Redeemable preferred stocks	378	3	—	381
Total Available-For-Sale Fixed Maturities	$2,657,938	$146,726	$4,040	$2,800,624
Equity securities
Common stocks
Public utilities	$7,231	$7,952	$172	$15,011
Energy	5,094	6,679	—	11,773
Industrials	13,032	18,206	240	30,998
Consumer goods and services	10,394	7,701	134	17,961
Health care	8,212	10,018	187	18,043
Technology, media and telecommunications	5,367	5,822	134	11,055
Financial services	15,699	50,549	342	65,906
Nonredeemable preferred stocks	3,634	119	141	3,612
Total Available-for-Sale Equity Securities	$68,663	$107,046	$1,350	$174,359
Total Available-for-Sale Securities	$2,726,601	$253,772	$5,390	$2,974,983

December 31, 2011	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$3,739	$52	$61	$3,730
Mortgage-backed securities	356	25	—	381
Collateralized mortgage obligations	48	2	—	50
Total Held-to-Maturity Fixed Maturities	$4,143	$79	$61	$4,161
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,530	$1,421	$—	$43,951
U.S. government agency	95,813	582	—	96,395
States, municipalities and political subdivisions	687,039	61,076	8	748,107
Foreign bonds	206,872	8,766	823	214,815
Public utilities	254,822	15,562	313	270,071
Corporate bonds
Energy	189,902	7,567	277	197,192
Industrials	285,696	10,631	650	295,677
Consumer goods and services	203,948	8,872	646	212,174
Health care	109,219	6,497	45	115,671
Technology, media and telecommunications	108,315	4,951	318	112,948
Financial services	258,526	9,075	2,300	265,301
Mortgage-backed securities	34,353	1,041	4	35,390
Collateralized mortgage obligations	79,545	3,490	184	82,851
Asset-backed securities	5,801	495	—	6,296
Redeemable preferred stocks	405	4	—	409
Total Available-For-Sale Fixed Maturities	$2,562,786	$140,030	$5,568	$2,697,248
Equity securities
Common stocks
Public utilities	$7,231	$7,602	$98	$14,735
Energy	5,094	7,116	—	12,210
Industrials	12,678	16,153	275	28,556
Consumer goods and services	10,750	7,982	168	18,564
Health care	8,212	8,008	232	15,988
Technology, media and telecommunications	5,368	4,796	146	10,018
Financial services	15,592	41,041	543	56,090
Nonredeemable preferred stocks	3,634	40	384	3,290
Total Available-for-Sale Equity Securities	$68,559	$92,738	$1,846	$159,451
Total Available-for-Sale Securities	$2,631,345	$232,768	$7,414	$2,856,699

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at June 30, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$406	$416	$241,061	$245,155	$490	$520
Due after one year through five years	3,150	3,184	1,051,843	1,107,127	7,376	7,171
Due after five years through 10 years	—	—	1,054,621	1,123,705	1,844	1,776
Due after 10 years	—	—	141,826	148,318	4,553	4,782
Asset-backed securities	—	—	5,188	5,469	—	—
Mortgage-backed securities	280	298	33,884	34,992	—	—
Collateralized mortgage obligations	28	29	129,515	135,858	—	—
	$3,864	$3,927	$2,657,938	$2,800,624	$14,263	$14,249
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and recognized as a component of earnings for the current period. A summary of net realized investment gains (losses) resulting from investment sales and calls is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Net realized investment gains (losses)
Fixed maturities	$792	$1,048	$2,323	$2,434
Equity securities	(4)	218	697	1,334
Trading securities	(224)	(38)	338	278
Other long-term investments	—	(104)	—	(269)
Total net realized investment gains	$564	$1,124	$3,358	$3,777
The proceeds and gross realized gains and losses on the sale of available-for-sale securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Proceeds from sales	$10,412	$16,520	$13,412	$21,367
Gross realized gains	8	261	478	351
Gross realized losses	—	172	25	688
There were no sales of held-to-maturity securities during the six-month periods ended June 30, 2012 and 2011.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $14.2 million and $13.5 million at June 30, 2012 and December 31, 2011, respectively.

Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $7.4 million at June 30, 2012.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation (depreciation) during the reporting period is as follows:

	Six Months Ended June 30,
(In Thousands)	2012	2011
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$23,028	$19,419
Deferred policy acquisition costs	(4,116)	(257)
Income tax effect	(6,620)	(6,707)
Total change in net unrealized investment appreciation, net of tax	$12,292	$12,455
In the above table, the amount reported as changes in deferred policy acquisition costs pertains to our life insurance segment and represents the impact of fluctuations that occur in the interest rate environment from time to time.
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2012, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
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
We have evaluated the unrealized losses reported for all of our equity securities at June 30, 2012, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at June 30, 2012. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2012 was $0.2 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(In Thousands)
June 30, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
States, municipalities and political subdivisions	36	$21,466	$269	—	$—	$—	$21,466	$269
Foreign bonds	14	23,083	488	2	3,982	139	27,065	627
Public utilities	1	989	11	1	1,117	44	2,106	55
Corporate bonds
Energy	1	2,526	1	—	—	—	2,526	1
Industrials	9	27,584	381	1	2,897	103	30,481	484
Consumer goods and services	12	17,088	252	1	1,379	19	18,467	271
Health care	1	1,715	7	—	—	—	1,715	7
Technology, media and telecommunications	3	10,589	47	1	2,135	59	12,724	106
Financial services	16	24,317	340	22	22,061	1,406	46,378	1,746
Mortgage-backed securities	6	5,034	22	—	—	—	5,034	22
Collateralized mortgage obligations	5	18,857	117	7	303	184	19,160	301
Asset-backed securities	1	96	151	—	—	—	96	151
Total Available-For-Sale Fixed Maturities	105	$153,344	$2,086	35	$33,874	$1,954	$187,218	$4,040
Equity securities
Common stocks
Public utilities	4	$462	$172	—	$—	$—	$462	$172
Industrials	9	876	123	6	504	117	1,380	240
Consumer goods and services	5	94	16	6	345	118	439	134
Health care	3	446	18	5	789	169	1,235	187
Technology, media and telecommunications	10	200	16	4	528	118	728	134
Financial services	4	663	125	7	1,018	217	1,681	342
Nonredeemable preferred stocks	—	—	—	3	1,135	141	1,135	141
Total Available-for-Sale Equity Securities	35	$2,741	$470	31	$4,319	$880	$7,060	$1,350
Total Available-for-Sale Securities	140	$156,085	$2,556	66	$38,193	$2,834	$194,278	$5,390

(In Thousands)
December 31, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	—	$—	$—	1	$473	$61	$473	$61
Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$473	$61	$473	$61
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
States, municipalities and political subdivisions	6	$3,555	$6	1	$619	$2	$4,174	$8
Foreign bonds	13	18,001	488	6	14,123	335	32,124	823
Public utilities	6	9,579	160	1	1,068	153	10,647	313
Corporate bonds
Energy	2	5,436	53	1	5,223	224	10,659	277
Industrials	9	25,664	359	3	8,135	291	33,799	650
Consumer goods and services	5	5,360	514	5	3,932	132	9,292	646
Health care	2	5,027	45	—	—	—	5,027	45
Technology, media and telecommunications	13	14,148	318	—	—	—	14,148	318
Financial services	23	20,073	292	26	28,892	2,008	48,965	2,300
Mortgage-backed securities	5	684	4	—	—	—	684	4
Collateralized mortgage obligations	7	4,466	141	3	5,209	43	9,675	184
Total Available-For-Sale Fixed Maturities	91	$111,993	$2,380	46	$67,201	$3,188	$179,194	$5,568
Equity securities
Common stocks
Public utilities	3	$210	$98	—	$—	$—	$210	$98
Industrials	7	975	155	8	577	120	1,552	275
Consumer goods and services	12	625	150	3	431	18	1,056	168
Health care	5	768	94	4	455	138	1,223	232
Technology, media and telecommunications	7	571	124	2	144	22	715	146
Financial services	16	1,876	319	6	746	224	2,622	543
Nonredeemable preferred stocks	3	1,171	31	2	878	353	2,049	384
Total Available-for-Sale Equity Securities	53	$6,196	$971	25	$3,231	$875	$9,427	$1,846
Total Available-for-Sale Securities	144	$118,189	$3,351	71	$70,432	$4,063	$188,621	$7,414
Total	144	$118,189	$3,351	72	$70,905	$4,124	$189,094	$7,475

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
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreement. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value, which is a Level 3 fair value measurement.
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

Policy reserves are developed and recorded for deferred annuities, which is an interest-sensitive product, and income annuities. The fair value of the reserve liability for these annuity products is based upon an estimate of the discounted pretax cash flows that are forecast for the underlying business, which is a Level 3 fair value measurement. We base the discount rate on the current U.S. Treasury spot yield curve, which is then risk-adjusted for nonperformance risk and, for interest-sensitive business, market risk factors. The risk-adjusted discount rate is developed using interest rates that are available in the market and representative of the risks applicable to the underlying business.

The fair value of our debt approximates carrying value due to the variable interest rates and short-term nature of these financial instruments.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$3,927	$3,864	$4,161	$4,143
Available-for-sale fixed maturities	2,800,624	2,800,624	2,697,248	2,697,248
Trading securities	14,249	14,249	13,454	13,454
Equity securities	174,359	174,359	159,451	159,451
Mortgage loans	5,234	4,732	5,219	4,829
Policy loans	7,393	7,393	7,209	7,209
Other long-term investments	24,399	24,399	20,574	20,574
Short-term investments	1,100	1,100	1,100	1,100
Cash and cash equivalents	101,978	101,978	144,527	144,527
Accrued investment income	32,750	32,750	32,219	32,219
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,114,522	$1,008,607	$1,074,661	$999,534
Annuity (benefit payments)	144,274	98,579	133,921	94,465
Debt	45,000	45,000	45,000	45,000
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

We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2012 was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable accounting guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis at which time the classification of certain financial instruments may change if the input observations have changed.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011:

(In Thousands)		Fair Value Measurements
Description	June 30, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$43,504	$—	$43,504	$—
U.S. government agency	40,212	—	40,212	—
States, municipalities and political subdivisions	757,614	—	756,799	815
Foreign bonds	235,634	—	234,798	836
Public utilities	256,959	—	256,959	—
Corporate bonds
Energy	186,548	—	186,548	—
Industrials	319,785	—	316,887	2,898
Consumer goods and services	218,604	—	217,225	1,379
Health care	127,623	—	127,623	—
Technology, media and telecommunications	129,331	—	129,331	—
Financial services	308,110	—	295,888	12,222
Mortgage-backed securities	34,992	—	34,992	—
Collateralized mortgage obligations	135,858	—	135,858	—
Asset-backed securities	5,469	—	5,154	315
Redeemable preferred stocks	381	381	—	—
Total Available-For-Sale Fixed Maturities	$2,800,624	$381	$2,781,778	$18,465
Equity securities
Common stocks
Public utilities	$15,011	$15,011	$—	$—
Energy	11,773	11,773	—	—
Industrials	30,998	30,923	75	—
Consumer goods and services	17,961	17,961	—	—
Health care	18,043	18,043	—	—
Technology, media and telecommunications	11,055	11,055	—	—
Financial services	65,906	62,251	—	3,655
Nonredeemable preferred stocks	3,612	3,372	240	—
Total Available-for-Sale Equity Securities	$174,359	$170,389	$315	$3,655
Total Available-for-Sale Securities	$2,974,983	$170,770	$2,782,093	$22,120
TRADING
Bonds
Foreign bonds	$2,801	$—	$2,801	$—
Corporate bonds
Industrials	1,327	—	1,327	—

Consumer goods and services	1,563	—	1,563	—
Health care	1,814	—	1,814	—
Technology, media and telecommunications	2,387	—	2,387	—
Financial services	2,265	—	2,265	—
Redeemable preferred stocks	2,092	2,092	—	—
Total Trading Securities	$14,249	$2,092	$12,157	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$38,414	$38,414	$—	$—
Total Assets Measured at Fair Value	$3,028,746	$212,376	$2,794,250	$22,120

(In Thousands)		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$43,951	$—	$43,951	$—
U.S. government agency	96,395	—	96,395	—
States, municipalities and political subdivisions	748,107	—	747,227	880
Foreign bonds	214,815	—	213,979	836
Public utilities	270,071	—	270,071	—
Corporate bonds
Energy	197,192	—	197,192	—
Industrials	295,677	—	292,780	2,897
Consumer goods and services	212,174	—	210,759	1,415
Health care	115,671	—	115,671	—
Technology, media and telecommunications	112,948	—	112,948	—
Financial services	265,301	—	249,328	15,973
Mortgage-backed securities	35,390	—	35,390	—
Collateralized mortgage obligations	82,851	—	82,851	—
Asset-backed securities	6,296	—	5,981	315
Redeemable preferred stocks	409	409	—	—
Total Available-For-Sale Fixed Maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities
Common stocks
Public utilities	$14,735	$14,735	$—	$—
Energy	12,210	12,210	—	—
Industrials	28,556	28,556	—	—
Consumer goods and services	18,564	18,564	—	—
Health care	15,988	15,988	—	—
Technology, media and telecommunications	10,018	10,018	—	—
Financial services	56,090	52,564	—	3,526
Nonredeemable preferred stocks	3,290	3,032	258	—
Total Available-for-Sale Equity Securities	$159,451	$155,667	$258	$3,526
Total Available-for-Sale Securities	$2,856,699	$156,076	$2,674,781	$25,842
TRADING
Bonds
Foreign bonds	$2,906	$—	$2,906	$—
Corporate bonds
Industrials	1,443	—	1,443	—
Consumer goods and services	1,059	—	1,059	—
Health care	1,450	—	1,450	—
Technology, media and telecommunications	1,458	—	1,458	—

Financial services	2,063	—	2,063	—
Redeemable preferred stocks	3,075	1,659	1,416	—
Total Trading Securities	$13,454	$1,659	$11,795	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$62,899	$62,899	$—	$—
Total Assets Measured at Fair Value	$2,934,152	$221,734	$2,686,576	$25,842

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
For the six-month period ended June 30, 2012, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases, which were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing could not be obtained from these sources, which occurs on a limited basis, management performed an analysis of the contractual cash flows of the underlying security to estimate fair value.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2012:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2012	$880	$836	$20,075	$315	$3,476	$25,582
Realized gains (1)	—	—	646	—	—	646
Unrealized losses (1)	—	—	(408)	—	—	(408)
Purchases	—	—	—	—	179	179
Disposals	(65)	—	(3,814)	—	—	(3,879)
Balance at June 30, 2012	$815	$836	$16,499	$315	$3,655	$22,120
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The reported disposals relate to receipt of principal on calls or sinking fund bonds, in accordance with the indentures, and a bond that was called by the issuer.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2012:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at December 31, 2011	$880	$836	$20,285	$315	$3,526	$25,842
Realized gains (1)	—	—	646	—	—	646
Unrealized losses (1)	—	—	(368)	—	—	(368)
Purchases	—	—	—	—	179	179
Disposals	(65)	—	(4,064)	—	(50)	(4,179)
Balance at June 30, 2012	$815	$836	$16,499	$315	$3,655	$22,120
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The reported disposals relate to the sale of an equity security and receipt of principal on calls or sinking fund bonds, in accordance with the indentures, and a bond that was called by the issuer.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2012	2011	2012	2011

Net periodic benefit cost
Service cost	$1,278	$870	$496	$614
Interest cost	1,334	1,237	398	439
Expected return on plan assets	(1,360)	(1,512)	—	—
Amortization of prior service cost	—	3	(8)	(2)
Amortization of net loss	1,684	639	56	92
Net periodic benefit cost	$2,936	$1,237	$942	$1,143

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2012	2011	2012	2011

Net periodic benefit cost
Service cost	$2,069	$1,583	$992	$993
Interest cost	2,524	2,380	796	795
Expected return on plan assets	(2,682)	(2,644)	—	—
Amortization of prior service cost	3	6	(17)	(16)
Amortization of net loss	2,276	1,184	112	112
Net periodic benefit cost	$4,190	$2,509	$1,883	$1,884

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expected to contribute $7.0 million to the pension plan for the 2012 plan year. For the six-month period ended June 30, 2012, we contributed $3.3 million to the pension plan. We anticipate that the total contribution for the 2012 plan year will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 564,716 authorized shares available for future issuance at June 30, 2012. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2012	Inception to Date
Beginning balance	653,511	1,900,000
Number of awards granted	(97,895)	(1,443,584)
Number of awards forfeited or expired	9,100	108,300
Ending balance	564,716	564,716
Number of option awards exercised	20,025	198,042
Number of unrestricted stock awards granted	895	3,380
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted and unrestricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At June 30, 2012, we had 130,012 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2012	Inception to Date
Beginning balance	160,009	300,000
Number of awards granted	(29,997)	(175,991)
Number of awards forfeited or expired	—	6,003
Ending balance	130,012	130,012
Number of option awards exercised	—	—

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2012 and 2011, we recognized stock-based compensation expense of $0.5 million and $0.5 million, respectively. For the six-month periods ended June 30, 2012 and 2011, we recognized stock-based compensation expense of $0.9 million and $0.9 million, respectively.

As of June 30, 2012, we had $3.7 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2012 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2012	$800
2013	1,139
2014	863
2015	646
2016	191
2017	23
Total	$3,662

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

The following tables for the three-month periods ended June 30, 2012 and 2011 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended June 30, 2012
Net premiums earned	$153,914	$16,287	$170,201
Investment income, net of investment expenses	11,762	17,029	28,791
Net realized investment gains (losses)	(582)	1,193	611
Other income	96	147	243
Total reportable segment	$165,190	$34,656	$199,846
Intersegment eliminations	(89)	(111)	(200)
Total revenues	$165,101	$34,545	$199,646
Net income	$13,355	$1,361	$14,716
Assets	$1,947,895	$1,793,368	$3,741,263
Invested assets	$1,323,303	$1,707,417	$3,030,720

Three Months Ended June 30, 2011
Net premiums earned	$139,009	$13,293	$152,302
Investment income, net of investment expenses	9,495	18,350	27,845
Net realized investment gains	393	731	1,124
Other income	530	199	729
Total reportable segment	$149,427	$32,573	$182,000
Intersegment eliminations	(44)	(152)	(196)
Total revenues	$149,383	$32,421	$181,804
Net income (loss)	$(19,574)	$1,660	$(17,914)
Assets	$1,902,215	$1,719,719	$3,621,934
Invested assets	$1,284,623	$1,582,787	$2,867,410

The following tables for the six-month periods ended June 30, 2012 and 2011 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2012
Net premiums earned	$300,670	$31,145	$331,815
Investment income, net of investment expenses	22,440	35,537	57,977
Net realized investment gains	551	2,807	3,358
Other income	196	303	499
Total reportable segment	$323,857	$69,792	$393,649
Intersegment eliminations	(82)	(222)	(304)
Total revenues	$323,775	$69,570	$393,345
Net income	$29,991	$3,909	$33,900
Assets	$1,947,895	$1,793,368	$3,741,263
Invested assets	$1,323,303	$1,707,417	$3,030,720

Six Months Ended June 30, 2011
Net premiums earned	$240,773	$25,825	$266,598
Investment income, net of investment expenses	18,276	36,679	54,955
Net realized investment gains	1,601	2,176	3,777
Other income	538	347	885
Total reportable segment	$261,188	$65,027	$326,215
Intersegment eliminations	(88)	(247)	(335)
Total revenues	$261,100	$64,780	$325,880
Net income (loss)	$(16,224)	$4,120	$(12,104)
Assets	$1,902,215	$1,719,719	$3,621,934
Invested assets	$1,284,623	$1,582,787	$2,867,410

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
We determine the dilutive effect of our outstanding stock options using the “treasury stock” method. Under this method, we assume the exercise of all of the outstanding stock options whose exercise price is less than the weighted-average market value of our common stock during the reporting period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of our common stock at the weighted-average market value of the stock during the reporting period. The net of the assumed stock options exercised and assumed common shares repurchased represents the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(In Thousands Except Per Share Data)	2012		2011
	Basic	Diluted	Basic	Diluted
Net income (loss)	$14,716	$14,716	$(17,914)	$(17,914)
Weighted-average common shares outstanding	25,476	25,476	26,102	26,102
Add dilutive effect of restricted stock awards	—	57	—	—
Add dilutive effect of stock options	—	25	—	—
Weighted-average common shares for EPS calculation	25,476	25,558	26,102	26,102
Earnings (loss) per common share	$0.58	$0.58	$(0.69)	$(0.69)
Awards excluded from diluted EPS calculation(1)	—	1,103	—	1,206

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(In Thousands Except Per Share Data)	2012		2011
	Basic	Diluted	Basic	Diluted
Net income (loss)	$33,900	$33,900	$(12,104)	$(12,104)
Weighted-average common shares outstanding	25,491	25,491	26,148	26,148
Add dilutive effect of restricted stock awards	—	57	—	—
Add dilutive effect of stock options	—	31	—	—
Weighted-average common shares for EPS calculation	25,491	25,579	26,148	26,148
Earnings (loss) per common share	$1.33	$1.33	$(0.46)	$(0.46)
Awards excluded from diluted EPS calculation(1)	—	1,103	—	1,206

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
During the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
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
The outstanding balance on the line of credit was $45.0 million at June 30, 2012 at an interest rate of 2.0% percent. For the six-month period ended June 30, 2012, we have incurred $0.6 million in interest expense related to this line of credit. We were in compliance with all covenants for the credit agreement at June 30, 2012.
In connection with our acquisition of Mercer Insurance Group, we acquired three issuances of trust preferred securities with an outstanding balance as of the acquisition date of $15.5 million. During the six-month period ended June 30, 2012, we redeemed each of the issuances in full. We incurred $0.5 million of interest expense related to these trust preferred securities for the six-month period ended June 30, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2012. These financial statements are the responsibility of the Company's management.

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
August 8, 2012

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

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting estimates are: the valuation of investments; the valuation of reserves for losses, claims, and loss settlement expenses and the related valuation of reinsurance recoverable on paid and unpaid losses; the valuation of reserves for future policy benefits; the calculation of the deferred policy acquisition costs asset; the recoverability of goodwill and other intangible assets; and the valuation of pension and postretirement benefit obligations. These critical accounting estimates are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, we provide insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by more than 1,200 independent agencies. Our life insurance subsidiary is licensed in 36 states and is represented by more than 900 independent agencies.

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

For the six-month period ended June 30, 2012, property and casualty business accounted for 90.7 percent of our net premiums earned, of which 89.7 percent was generated from commercial lines. Life insurance business made up 9.3 percent of our net premiums earned, of which 68.7 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the six-month period ended June 30, 2012, more than half of our property and casualty direct premiums were written in Iowa, Texas, California, New Jersey, and Missouri, and over three-fourths of our life insurance premiums, excluding annuities, were written in Iowa, Nebraska, Illinois, Wisconsin, and Minnesota.

Segment Revenue and Expense

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 6 “Segment Information” to the unaudited Consolidated Financial Statements.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, operating expenses and interest on policyholders’ accounts.
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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2012	2011	%	2012	2011(1)%
Revenues
Net premiums earned	$170,090	$152,210	11.7%	$331,593	$266,414	24.5%
Investment income, net of investment expenses	28,749	27,741	3.6	57,895	54,804	5.6
Net realized investment gains
Other-than-temporary impairment charges	(4)	—	NM(2)	(4)	—	NM(2)
All other net realized gains	568	1,124	(49.5)	3,362	3,777	(11.0)
Net realized investment gains	564	1,124	(49.8)	3,358	3,777	(11.1)
Other income	243	729	(66.7)	499	885	(43.6)
	$199,646	$181,804	9.8%	$393,345	$325,880	20.7%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$106,766	$135,811	(21.4)%	$198,250	$211,993	(6.5)%
Future policy benefits	8,356	7,880	6.0	18,494	16,062	15.1
Amortization of deferred policy acquisition costs	34,179	43,732	(21.8)	68,730	69,778	(1.5)
Other underwriting expenses	20,541	14,720	39.5	42,535	30,777	38.2
Interest on policyholders' accounts	10,627	10,657	(0.3)	21,283	21,327	(0.2)
	$180,469	$212,800	(15.2)%	$349,292	$349,937	(0.2)%

Income (loss) before income taxes	$19,177	$(30,996)	161.9%	$44,053	$(24,057)	NM(2)
Federal income tax expense (benefit)	4,461	(13,082)	134.1	10,153	(11,953)	184.9%
Net income (Loss)	$14,716	$(17,914)	182.1%	$33,900	$(12,104)	NM(2)
(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) Not meaningful.

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2012:

Consolidated Results of Operations

•	For the three-month period ended June 30, 2012, net income was $14.7 million, compared to a net loss of $17.9 million for the same period of 2011. The improvement is primarily due to the following:

◦
Net premiums earned increased to $170.1 million, compared to $152.2 million for the same period of 2011. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines, modest growth in premium audit collections, and new business writings.

◦
Losses and loss settlement expenses decreased to $106.8 million, compared to $135.8 million for the same period of 2011. This decrease is due primarily to reduced catastrophe loss experience. In 2011 we incurred significant catastrophe losses from storms that occurred in the southern states and Joplin, Missouri.

•	For the six-month period ended June 30, 2012, net income was $33.9 million, compared to a net loss of $12.1 million for the same period of 2011. The improvement is primarily due to the following:

◦
Net premiums earned increased to $331.6 million, compared to $266.4 million for the same period of 2011 due primarily to the acquisition of Mercer Insurance Group in March 2011, which accounted for $34.9 million of additional earned premium. Our organic growth was $30.3 million over the same period of 2011.

◦
Losses and loss settlement expenses decreased to $198.3 million for the six-month period ended June 30, 2012, compared to $212.0 million for the same period of 2011. The decrease is due to reduced catastrophe loss experience offset in part by the acquisition of Mercer Insurance Group in March 2011, which accounted for $24.7 million of additional incurred losses and loss settlement expenses as compared to the same period of 2011.

•
Pre-tax catastrophe losses totaled $12.0 million and $26.1 million for the three- and six-month periods ended June 30, 2012, compared to $36.9 million and $53.1 million in the same periods of 2011. In 2011 we incurred significant catastrophe losses from storms that occurred in the southern states and Joplin, Missouri, as well as assumed reinsurance losses related to the New Zealand earthquakes and the earthquake and tsunami in Japan.

•
Effective January 1, 2012, we elected to adopt the updated accounting guidance that limits the amount of underwriting expenses eligible for deferral on a prospective basis. The adoption of the updated accounting guidance resulted in the recognition of approximately $8.1 million ($7.2 million for our property and casualty insurance segment; $0.9 million for our life insurance segment) of expense in the six-month period ended June 30, 2012 that we would not have recognized had the accounting guidance remained unchanged. This represents a reduction to net income of $0.21 per share. Refer to the results of operations section of this item for further discussion of the impact of the updated accounting guidance related to deferred policy acquisition costs on our reported results.

Consolidated Financial Condition

•
Deferred annuity deposits decreased 13.0 percent and increased 13.0 percent for the three- and six-month periods ended June 30, 2012, compared to the same periods of 2011. We attribute the fluctuations to the impact of the low interest rate environment on credited interest rates and customer demand. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

•
Net cash outflow related to our annuity business was $5.3 million and $5.6 million in the three- and six-month periods ended June 30, 2012, compared to a net cash inflow of $3.6 million and a net cash outflow of $2.6 million in the same periods of 2011. We attribute this to the activity described in the prior bullet point.

•
As of June 30, 2012, the book value per share of our common stock was $28.91. We repurchased 101,901 shares in the three- and six-month periods ended June 30, 2012. Under our share repurchase program, which expires in August 2014, we are authorized to purchase an additional 1,367,978 shares of common stock.

•
Net unrealized investment gains totaled $136.7 million as of June 30, 2012, an increase of $12.3 million, net of tax, or 9.9 percent since December 31, 2011. The increase in unrealized gains resulted from an increase in the fair value of both our fixed maturity and equity portfolios.

•
Our stockholders' equity increased to $735.4 million at June 30, 2012, from $696.1 million at December 31, 2011. The increase was primarily attributable to net income of $33.9 million and net unrealized investment gains of $12.3 million, net of tax, less stockholder dividends of $7.6 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011(1)
Net premiums written (2)	$180,237	$159,027	$344,870	$269,753
Net premiums earned	$153,914	$139,009	$300,670	$240,773
Losses and loss settlement expenses	(100,220)	(130,124)	(187,530)	(201,789)
Amortization of deferred policy acquisition costs	(31,882)	(41,086)	(64,295)	(65,116)
Other underwriting expenses	(16,153)	(11,800)	(34,021)	(24,526)
Underwriting gain (loss) (2)	$5,659	$(44,001)	$14,824	$(50,658)

Investment income, net of investment expenses	11,720	9,451	22,358	18,188
Net realized investment gains (losses)
Other-than-temporary impairment charges	(4)	—	(4)	—
All other net realized gains (losses)	(625)	393	555	1,601
Net realized investment gains (losses)	(629)	393	551	1,601
Other income	96	530	196	538
Income (loss) before income taxes	$16,846	$(33,627)	$37,929	$(30,331)

GAAP Ratios:
Net loss ratio	57.3%	67.1%	53.7%	61.8%
Catastrophes - effect on net loss ratio	7.8	26.5	8.7	22.0
Net loss ratio	65.1%	93.6%	62.4%	83.8%
Expense ratio (3)	31.2	38.1	32.7	37.2
Combined ratio	96.3%	131.7%	95.1%	121.0%
(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
(3) Includes policyholder dividends.

•	Net premiums earned increased 10.7 percent in the second quarter of 2012, compared to the second quarter of 2011, due to:

◦	Organic growth - The increase in our net premiums earned is the result of a combination of rate increases across most lines, modest growth in premium audit collections, and new business writings.

◦
Commercial lines renewal pricing was steady to slightly higher for the third consecutive quarter, with average increases in the mid-single digits. Competitive market conditions continued to ease on renewals, but persisted on new business during the quarter.

◦	Personal lines pricing has improved, with larger mid- to upper-single digit increases for homeowners and smaller increases for personal auto.

◦	Policy retention rates remained strong for both commercial and personal lines.

•
GAAP combined ratio decreased by 35.4 percentage points and 25.9 percentage points for the three- and six-month periods ended June 30, 2012, compared with the same periods in 2011. This improvement is attributable to the following:

◦	Net loss ratio, a component of the combined ratio, decreased by 28.5 percentage points and 21.4 percentage points in the three- and six-month periods ended June 30, 2012, as compared to the same periods in 2011. The improvement is due primarily to reduced catastrophe loss experience. In 2011 we incurred significant catastrophe losses from storms that occurred in the southern states and Joplin, Missouri as well as assumed reinsurance losses related to the New Zealand earthquakes and the earthquake and tsunami in Japan.

◦
Expense ratio, a component of the combined ratio, decreased 6.9 percentage points and 4.5 percentage points for the three- and six-month periods ended June 30, 2012, as compared to the same periods in 2011. The expenses associated with the acquisition of the Mercer Insurance Group increased the 2011 reported expense ratio.

•
Accounting rules related to deferred policy acquisition costs - Effective January 1, 2012, we elected to adopt the updated accounting guidance related to deferred policy acquisition costs on a prospective basis. As a result, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recovery assessment, which we refer to as a premium deficiency charge, and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $3.5 million and $7.2 million of expense in the three- and six-month periods ended June 30, 2012 that we would not have recognized had the guidance remained unchanged.

The impact of the adoption of the updated accounting guidance on our results for the full year will be influenced by a number of factors including: the volume of premiums written; our assessment of successful acquisition efforts; the profitability of our lines of property and casualty business, which impacts the level of premium deficiency charge recorded; and the normal amortization pattern of these deferred policy acquisition costs, which is generally over one year. The greatest impact will be experienced in the most current quarter as the recorded deferred policy acquisitions costs would amortize to expense in succeeding quarters to offset a portion of the initial impact when assessed on an annual basis. Accordingly, the impact of the adoption of the updated accounting guidance on our results reported for the three- and six-month periods ended June 30, 2012 should not be considered to be representative of the impact for the full year.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business:

Three Months Ended June 30,
	2012			2011(4)
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$48,597	$19,866	40.9%	$42,897	$21,944	51.2%
Fire and allied lines (2)	32,245	31,489	97.7	30,394	55,694	183.2
Automobile	33,089	27,919	84.4	29,891	17,697	59.2
Workers' compensation	16,853	7,835	46.5	13,457	11,668	86.7
Fidelity and surety	4,118	(311)	(7.6)	3,844	28	0.7
Miscellaneous	245	63	25.7	208	168	80.8
Total commercial lines	$135,147	$86,861	64.3%	$120,691	$107,199	88.8%

Personal lines
Fire and allied lines (3)	$10,079	$7,257	72.0%	$9,789	$17,310	176.8%
Automobile	5,056	4,301	85.1	4,918	4,107	83.5
Miscellaneous	234	(69)	(29.5)	222	101	45.5
Total personal lines	$15,369	$11,489	74.8%	$14,929	$21,518	144.1%
Reinsurance assumed	$3,398	$1,870	55.0%	$3,389	$1,407	41.5%
Total	$153,914	$100,220	65.1%	$139,009	$130,124	93.6%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.
(4) The Form 10-Q we filed on August 5, 2011 and the Form 8-K we filed on August 6, 2012, contained a misclassification between two lines of business for net premiums earned and losses and loss settlement expenses incurred. The two lines of business affected were other liability and fire and allied lines. Those reports showed net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $29,021, $10,629 and 36.6%, respectively, for other liability, and net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $44,270, $67,009 and 151.4%, respectively, for fire and allied lines. The reclassification for these lines shown in this table reflect a reclassification to other liability from fire and allied lines of $13,876 in net premiums earned and $11,315 in losses and loss settlement expenses incurred. The reclassification had no impact on net income.

Six Months Ended June 30,
	2012			2011(1)(3)
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$94,717	$42,214	44.6%	$70,826	$33,125	46.8%
Fire and allied lines	63,791	57,331	89.9	54,292	75,362	138.8
Automobile	64,698	51,188	79.1	52,585	31,355	59.6
Workers' compensation	32,462	13,327	41.1	25,095	21,559	85.9
Fidelity and surety	8,415	(355)	(4.2)	7,905	19	0.2
Miscellaneous	477	64	13.4	411	385	93.7
Total commercial lines	$264,560	$163,769	61.9%	$211,114	$161,805	76.6%

Personal lines
Fire and allied lines	$20,232	$10,875	53.8%	$16,036	$19,509	121.7%
Automobile	10,185	7,437	73.0	8,662	5,970	68.9
Miscellaneous	456	116	25.4	345	103	29.9
Total personal lines	$30,873	$18,428	59.7%	$25,043	$25,582	102.2%
Reinsurance assumed	$5,237	$5,333	101.8%	$4,616	$14,402	NM(2)
Total	$300,670	$187,530	62.4%	$240,773	$201,789	83.8%

(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) Not meaningful
(3) The Form 10-Q we filed on August 5, 2011 and the Form 8-K we filed on August 6, 2012, contained a misclassification between two lines of business for net premiums earned and losses and loss settlement expenses incurred. The two lines of business affected were other liability and fire and allied lines. Those reports showed net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $56,950, $21,810 and 38.3%, respectively, for other liability, and net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $68,168, $86,677 and 127.2%, respectively, for fire and allied lines. The reclassification for these lines shown in this table reflect a reclassification to other liability from fire and allied lines of $13,876 in net premiums earned and $11,315 in losses and loss settlement expenses incurred. The reclassification had no impact on net income.

•
Commercial fire and allied lines - The loss ratio improved by 85.5 percentage points and 48.9 percentage points to 97.7 percent and 89.9 percent in the three- and six-month periods ended June 30, 2012, compared to the same periods of 2011. The improvement in this line was due to the reduction in our catastrophe loss experience.

•
Commercial automobile - The loss ratio deteriorated by 25.2 percentage points and 19.5 percentage points to 84.4 percent and 79.1 percent in the three- and six-month periods ended June 30, 2012, compared to the same periods of 2011. The deterioration in this line was due to an influx of severe losses in the West Coast commercial automobile book of business.

•
Workers' compensation - The loss ratio improved by 40.2 percentage points and 44.8 percentage points to 46.5 percent and 41.1 percent in the three- and six-month periods ended June 30, 2012, compared to the same periods of 2011. The improvement in this line reflects the high severity and frequency that occurred in 2011, as well as adverse development incurred in 2011 on claims that occurred in 2010.

•
Personal fire and allied lines - The loss ratio improved by 104.8 percentage points and 67.9 percentage points to 72.0 percent and 53.8 percent in the three- and six-month periods ended June 30, 2012, compared to the same periods of 2011. The improvement in this line was due to the reduction in our catastrophe loss experience.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Revenues
Net premiums earned	$16,176	$13,201	$30,923	$25,641
Investment income, net	17,029	18,290	35,537	36,616
Net realized investment gains	1,193	731	2,807	2,176
Other income	147	199	303	347
Total revenues	$34,545	$32,421	$69,570	$64,780

Benefits, Losses and Expenses
Losses and loss settlement expenses	$6,546	$5,687	$10,720	$10,204
Future policy benefits	8,356	7,880	18,494	16,062
Amortization of deferred policy acquisition costs	2,297	2,646	4,435	4,662
Other underwriting expenses	4,388	2,920	8,514	6,251
Interest on policyholders' accounts	10,627	10,657	21,283	21,327
Total benefits, losses and expenses	$32,214	$29,790	$63,446	$58,506

Income before income taxes	$2,331	$2,631	$6,124	$6,274

•
Net income decreased by $0.3 million and $0.2 million in the three- and six-month periods ended June 30, 2012, respectively, as compared to the same periods of 2011 as a result of the following factors:

◦
Net premiums earned increased 22.5 percent and 20.6 percent in the three- and six-month periods ended June 30, 2012, respectively, as compared to the same periods of 2011. This was due to increased sales of our single premium whole life product.

◦
Investment income decreased 6.9 percent and 2.9 percent in the three- and six-month periods ended June 30, 2012, respectively, as compared to the same periods of 2011. Interest rates continued to remain at historically low levels, reducing both our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing quality investments rated investment grade or better and are more closely matching the duration of our investment portfolio to our liabilities. Additionally, we regularly review our annuity products to ensure we are pricing them appropriately for this low interest rate environment.

◦
Loss and loss settlement expenses increased 15.1 percent and 5.1 percent in the three- and six-month periods ended June 30, 2012, respectively, as compared to the same periods of 2011, due to an increase in both annuity benefits and traditional life insurance death benefits.

◦
Future policy benefits increased 6.0 percent and 15.1 percent in the three- and six-month periods ended June 30, 2012, respectively, as compared to the same periods of 2011, due to an increase in sales as mentioned above and the demographics of our insureds.

•
Deferred annuity deposits decreased 13.0 percent for the three-month period ended June 30, 2012 and increased 13.0 percent for the six-month period ended June 30, 2012, as compared with the same periods in 2011; this reflects the impact on pricing of the low interest rate environment. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

•
Net cash outflow related to our annuity business was $5.3 million and $5.6 million in the three- and six-month periods ended June 30, 2012, compared to a net cash inflow of $3.6 million and a net cash outflow of $2.6 million in the same periods of 2011. We attribute this to the activity described in the prior bullet point.

Investment Portfolio

Our invested assets totaled $3,030.7 million at June 30, 2012, compared to $2,908.0 million at December 31, 2011, an increase of $122.7 million, which is due primarily to an overall change in strategy to keep less cash on hand in the low interest rate environment. If extra cash is needed we have an ability to borrow funds available under our revolving credit facility.

At June 30, 2012, fixed maturity securities and equity securities comprised 93.0 percent and 5.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy, investing in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at June 30, 2012, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$1,130,954	85.5%	$1,673,534	98.0%	$2,804,488	92.5%
Equity securities	155,937	11.8	18,422	1.1	174,359	5.8
Trading securities	14,249	1.1	—	—	14,249	0.5
Mortgage loans	—	—	4,732	0.3	4,732	0.2
Policy loans	—	—	7,393	0.4	7,393	0.2
Other long-term investments	21,063	1.5	3,336	0.2	24,399	0.8
Short-term investments	1,100	0.1	—	—	1,100	—
Total	$1,323,303	100.0%	$1,707,417	100.0%	$3,030,720	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2012, we classified $2,800.6 million, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,697.2 million, or 99.4 percent, at December 31, 2011. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2012 and December 31, 2011, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2012 and December 31, 2011. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	June 30, 2012		December 31, 2011
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$397,533	14.1%	$409,124	15.0%
AA	639,768	22.7	631,250	23.3
A	683,869	24.3	626,927	23.1
Baa/BBB	1,009,607	35.8	929,188	34.2
Other/Not Rated	87,960	3.1	118,356	4.4
	$2,818,737	100.0%	$2,714,845	100.0%

Duration
Our investment portfolio is comprised primarily of fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claims liabilities. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal effect on these accounts. The primary purpose for matching invested assets and claims liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations.

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at June 30, 2012, is 4.0 years compared to 3.6 years at December 31, 2011.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at June 30, 2012, is 4.2 years compared to 4.0 years at December 31, 2011.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at June 30, 2012 is 3.9 years compared to 3.4 years at December 31, 2011.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are: volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. In our life insurance segment, net investment income decreased 6.9 percent and 2.9 percent in the three- and six-month periods ended June 30, 2012, compared with the same periods of 2011, due to historically low yields that reduce both our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing quality investments rated investment grade or better, and we are more closely matching the duration of our investment portfolio to our liabilities.
In our property and casualty insurance segment, our acquisition of Mercer Insurance Group and an increase in the value of our investments in limited liability partnerships contributed to the increase of 24.0 percent and 22.9 percent in net investment income in the three- and six-month periods ended June 30, 2012, respectively, compared to with the same periods of 2011. The increases were somewhat offset by the impact of low interest rates. Our property and casualty insurance segment holds certain investments in limited liability partnerships that are accounted for under the equity method of accounting, with changes in the value of these investments recorded in investment income.
We regularly monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2012, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2012, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily to fund the payment of losses and loss settlement expenses, policyholder benefits under life insurance contracts, annuity withdrawals, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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
The following table displays a summary of cash sources and uses in 2012 and 2011.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2012	2011
Cash provided by (used in)
Operating activities	$75,145	$40,790
Investing activities	(101,429)	(123,782)
Financing activities	(16,265)	80,349
Net decrease in cash and cash equivalents	$(42,549)	$(2,643)
Operating Activities
Net cash flows provided by operating activities totaled $75.1 million and $40.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. Cash flows for the six-month period ended June 30, 2012, reflected a higher level of property and casualty insurance premiums collected, which was offset by loss and loss settlement expense payments and operating expenses paid, compared to the same period of 2011.
Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2012 and 2011.

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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.3 billion, or 45.2 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2012, our cash and cash equivalents included $38.4 million related to these money market accounts, compared to $62.9 million at December 31, 2011.
Net cash flows used in investing activities totaled $101.4 million and $123.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. In the six-month period ended June 30, 2012, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $318.9 million compared to $339.9 million for the same period in 2011.
Our cash outflows for investment purchases totaled $419.5 million for the six-month period ended June 30, 2012, compared to $294.5 million for the same period in 2011. In 2012, we purchased a higher level of fixed maturity securities than we have historically purchased. Such securities are more profitable than other investment vehicles when market interest rates are low.
Financing Activities
Net cash flows used in financing activities totaled $16.3 million for the six-month period ended June 30, 2012 compared to net cash flows provided of $80.3 million for the six-month period ended June 30, 2011. In the six-month period ended June 30, 2012 we fully repaid the $15.6 million of trust preferred securities outstanding at December 31, 2011. For further discussion of our outstanding debt at June 30, 2012, please see Part I, Item 1, Note 8 “Debt.” In the six-month period ended June 30, 2011, we borrowed short-term debt totaling $79.9 million related to our acquisition of Mercer Insurance Group.
In the six-month period ended June 30, 2012, net cash inflows from our life insurance segment's annuity and universal life deposits totaled $8.8 million, compared to $14.2 million for the same period of 2011. This reflects the impact on pricing of the low interest rate environment.

Credit Facilities
In the fourth quarter of 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million.
During the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
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
As of June 30, 2012, we were in compliance with all covenants of the credit agreement.
Stockholders' Equity
Stockholders' equity increased 5.6 percent to $735.4 million at June 30, 2012, from $696.1 million at December 31, 2011. The increase was primarily attributable to net income of $33.9 million and an increase in net unrealized investment gains of $12.3 million, net of tax, less stockholder dividends of $7.6 million. As of June 30, 2012, the book value per share of our common stock was $28.91 compared to $27.29 at December 31, 2011.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $7.4 million at June 30, 2012.

MEASUREMENT OF RESULTS
Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.
Management evaluates our operations by monitoring key measures of growth and profitability. We believe that disclosure of certain Non-GAAP financial measures enhances investor understanding of our financial performance. The following provides further explanation of the key measures management uses to evaluate our results:
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011(1)
Net premiums written	$196,395	$172,196	$375,775	$295,355
Net change in unearned premium	(26,078)	(20,453)	(41,306)	(29,543)
Net change in prepaid reinsurance premium	(227)	467	(2,876)	602
Net premiums earned	$170,090	$152,210	$331,593	$266,414
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
When prepared in accordance with GAAP, the net loss ratio is calculated as the ratio of losses and loss settlement expenses incurred to net premiums earned, and measures the underwriting profitability of a company’s insurance business. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements.
When prepared in accordance with GAAP, the underwriting expense ratio is calculated as the ratio of amortization of deferred policy acquisition costs and nondeferred underwriting expenses to net premiums earned. The underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business.
When prepared in accordance with statutory accounting principles, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned, and the expense ratio is calculated by dividing underwriting expenses by net premiums written.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
ISO catastrophes	$10,061	$34,480	$24,049	$38,646
Non-ISO catastrophes (1)	1,894	2,371	2,004	14,436
Total catastrophes	$11,955	$36,851	$26,053	$53,082
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2012, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of June 30, 2012, to be ordinary, routine, and incidental to our business.
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

We are authorized to purchase 1,367,978 shares at June 30, 2012. Our stock repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended June 30, 2012.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
4/1/2012 - 4/30/2012	—	$—	—	469,879
5/1/2012 - 5/31/2012	83,874	20.94	83,874	1,386,005
6/1/2012 - 6/30/2012	18,027	20.95	18,027	1,367,978

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2012; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 8, 2012	August 8, 2012
(Date)	(Date)