Form 10-Q
period 2012-09-30
UNITED FIRE GROUP INC
filed 2012-11-07
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

As of November 5, 2012, 25,417,390 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2012

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $1,883 in 2012 and $4,161 in 2011)	$1,847	$4,143
Available-for-sale, at fair value (amortized cost $2,667,040 in 2012 and $2,562,786 in 2011)	2,830,707	2,697,248
Equity securities, at fair value (amortized cost $68,959 in 2012 and $68,559 in 2011)	179,724	159,451
Trading securities, at fair value (amortized cost $13,547 in 2012 and $13,429 in 2011)	14,498	13,454
Mortgage loans	4,683	4,829
Policy loans	7,308	7,209
Other long-term investments	29,499	20,574
Short-term investments	800	1,100
Total investments	$3,069,066	$2,908,008

Cash and cash equivalents	$82,566	$144,527
Accrued investment income	31,229	32,219
Premiums receivable (net of allowance for doubtful accounts of $849 in 2012 and $825 in 2011)	203,592	172,348
Deferred policy acquisition costs	100,146	106,654
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,891 in 2012 and $35,248 in 2011)	43,105	45,644
Reinsurance receivables and recoverables	147,625	128,574
Prepaid reinsurance premiums	3,162	6,191
Income taxes receivable	15,783	26,742
Goodwill and intangible assets	28,895	30,801
Other assets	12,641	17,216
TOTAL ASSETS	$3,737,810	$3,618,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$965,685	$945,051
Life insurance	1,508,998	1,476,281
Unearned premiums	324,338	288,991
Accrued expenses and other liabilities	152,503	138,210
Deferred income taxes	32,464	13,624
Debt	—	45,000
Trust preferred securities	—	15,626
TOTAL LIABILITIES	$2,983,988	$2,922,783
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,417,390 and 25,505,350 shares issued and outstanding in 2012 and 2011, respectively	$25	$25
Additional paid-in capital	212,281	213,045
Retained earnings	431,660	400,485
Accumulated other comprehensive income, net of tax	109,856	82,586
TOTAL STOCKHOLDERS’ EQUITY	$753,822	$696,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,737,810	$3,618,924
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Revenues
Net premiums earned	$176,531	$158,704	$508,124	$425,118
Investment income, net of investment expenses	28,665	26,926	86,560	81,730
Net realized investment gains
Other-than-temporary impairment charges	—	—	(4)	—
All other net realized gains	1,300	1,219	4,662	4,996
	1,300	1,219	4,658	4,996
Other income	85	725	584	1,610
Total revenues	$206,581	$187,574	$599,926	$513,454

Benefits, Losses and Expenses
Losses and loss settlement expenses	$119,756	$120,861	$318,006	$332,854
Future policy benefits	9,815	9,167	28,309	25,229
Amortization of deferred policy acquisition costs	36,167	43,022	104,897	112,800
Other underwriting expenses	20,496	14,101	63,031	44,878
Interest on policyholders’ accounts	10,327	10,897	31,610	32,224
Total expenses	$196,561	$198,048	$545,853	$547,985

Income (loss) before income taxes	$10,020	$(10,474)	$54,073	$(34,531)
Federal income tax expense (benefit)	1,290	(5,698)	11,443	(17,651)
Net income (loss)	$8,730	$(4,776)	$42,630	$(16,880)

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$20,613	$(7,048)	$42,882	$15,891
Adjustment for net realized gains included in income	(1,300)	(1,219)	(4,658)	(4,996)
Adjustment for employee benefit costs included in expense	1,085	643	3,460	1,929
	$20,398	$(7,624)	$41,684	$12,824
Income tax effect	(6,964)	2,795	(14,414)	(4,362)
	$13,434	$(4,829)	$27,270	$8,462
Comprehensive income (loss)	$22,164	$(9,605)	$69,900	$(8,418)

Weighted average common shares outstanding	25,423,191	25,722,572	25,468,293	26,004,923
Basic earnings (loss) per common share	$0.34	$(0.19)	$1.67	$(0.65)
Diluted earnings (loss) per common share	0.34	(0.19)	1.67	(0.65)
Cash dividends declared per common share	0.15	0.15	0.45	0.45
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Nine Months Ended September 30, 2012

Common stock
Balance, beginning of year	$25
Shares repurchased (137,792 shares)	(1)
Shares issued for stock-based awards (49,832 shares)	1
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$213,045
Compensation expense and related tax benefit for stock-based award grants	1,229
Shares repurchased	(2,899)
Shares issued for stock-based awards	906
Balance, end of period	$212,281

Retained earnings
Balance, beginning of year	$400,485
Net income (loss)	42,630
Dividends on common stock ($0.45 per share)	(11,455)
Balance, end of period	$431,660

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$82,586
Change in net unrealized investment appreciation (1)	24,954
Change in liability for underfunded employee benefit plans	2,316
Balance, end of period	$109,856

Summary of changes
Balance, beginning of year	$696,141
Net income	42,630
All other changes in stockholders’ equity accounts	15,051
Balance, end of period	$753,822

(1)	The change in net unrealized appreciation is net of reclassification adjustments.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$42,630	$(16,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net accretion of bond premium	10,909	7,710
Depreciation and amortization	5,989	2,559
Stock-based compensation expense	1,318	1,384
Net realized investment gains	(4,658)	(4,996)
Net cash flows from trading investments	(337)	(1,604)
Deferred income tax expense (benefit)	7,143	(11,901)
Changes in:
Accrued investment income	990	899
Premiums receivable	(31,244)	(25,706)
Deferred policy acquisition costs	(4,345)	(2,239)
Reinsurance receivables	(19,051)	(7,527)
Prepaid reinsurance premiums	3,029	574
Income taxes receivable	10,959	(6,471)
Other assets	4,575	(1,162)
Future policy benefits and losses, claims and loss settlement expenses	50,429	68,139
Unearned premiums	35,347	27,701
Accrued expenses and other liabilities	17,856	21,795
Deferred income taxes	(2,820)	158
Other, net	(3,373)	2,153
Total adjustments	$82,716	$71,466
Net cash provided by operating activities	$125,346	$54,586
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$12,003	$21,871
Proceeds from call and maturity of held-to-maturity investments	2,316	1,050
Proceeds from call and maturity of available-for-sale investments	433,619	438,472
Proceeds from short-term and other investments	3,791	4,583
Purchase of available-for-sale investments	(557,257)	(432,892)
Purchase of short-term and other investments	(9,000)	(2,907)
Net purchases and sales of property and equipment	(1,391)	(6,766)
Acquisition of property and casualty company, net of cash acquired	—	(171,394)
Net cash used in investing activities	$(115,919)	$(147,983)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$109,900	$128,257
Withdrawals from investment and universal life contracts	(106,978)	(86,507)
Borrowings of short-term debt	—	79,900
Repayment of short-term debt	(45,000)	(29,900)
Repayment of trust preferred securities	(15,626)	—
Payment of cash dividends	(11,455)	(11,682)
Repurchase of common stock	(2,900)	(12,396)
Issuance of common stock	760	139
Tax impact from issuance of common stock	(89)	6
Net cash (used in) provided by financing activities	$(71,388)	$67,817
Net Change in Cash and Cash Equivalents	$(61,961)	$(25,580)
Cash and Cash Equivalents at Beginning of Period	144,527	180,057
Cash and Cash Equivalents at End of Period	$82,566	$154,477
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
The terms “United Fire,” “we,” “us,” or “our” refer to United Fire Group, Inc., and its consolidated subsidiaries and affiliates, as the context requires. We are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states, plus the District of Columbia, and as a life insurer in 36 states.
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
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. The review report of Ernst & Young LLP as of and for the three- and nine-month periods ended September 30, 2012, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 “Financial Statements.”
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2012 and 2011, we made payments for income taxes totaling $11.4 million and $0.6 million, respectively. For the nine-month period ended September 30, 2012, we received a federal tax refund of $15.5 million, that resulted from the utilization of our 2009 net operating losses and net capital losses in the carryback period. No tax refunds were received for the nine-month period ended September 30, 2011.
For the nine-month periods ended September 30, 2012 and 2011, we made interest payments totaling $1.0 million and $1.3 million, respectively. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs
The costs associated with underwriting new business – primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts – are deferred and amortized over the terms of the underlying policies. The following table shows the reconciliation of the components of our deferred policy acquisition costs asset, including the related amortization recognized for the nine-month period ended September 30, 2012.

(In Thousands)	Property & Casualty	Life Insurance	Total
Recorded asset at December 31, 2011	$60,668	$45,986	$106,654
Amortization of value of business acquired	(1,674)	—	(1,674)
Underwriting costs deferred	104,225	5,018	109,243
Amortization of deferred policy acquisition costs	(96,681)	(6,542)	(103,223)
	$66,538	$44,462	$111,000
Change in "shadow" deferred policy acquisition costs	—	(10,854)	(10,854)
Recorded asset at September 30, 2012	$66,538	$33,608	$100,146

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
Effective January 1, 2012, we elected to adopt the updated accounting guidance on a prospective basis. As a result of the adoption, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recoverability assessment, which we refer to as a premium deficiency charge, and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $9.9 million of pretax expense in the nine-month period ended September 30, 2012 that we would not have recognized had the guidance remained the same. The impact of the adoption on the amounts reported in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended September 30, 2012 was an increase to other underwriting expenses of $20.3 million, a decrease to deferred policy acquisition cost amortization of $10.4 million and a decrease to net income of $6.5 million. This represents a reduction to net income of $0.25 per share.

The impact of the updated accounting guidance on our results for the full year will be influenced by a number of factors including: the volume of premiums written; our assessment of successful acquisition efforts; the profitability of our lines of property and casualty business, which impacts the level of premium deficiency charge recorded; and the normal amortization pattern of these deferred policy acquisition costs, which is generally over one year. The greatest impact will be experienced in the most current quarter as the recorded deferred policy acquisitions costs would amortize to expense in succeeding quarters to offset a portion of the initial impact when assessed on an annual basis. Accordingly, the impact of the updated accounting guidance on our results reported for the nine-month period ended September 30, 2012 should not be considered to be representative of the impact for the full year.

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
We reported a federal income tax expense of $11.4 million and a federal income tax benefit of $17.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We have recognized no liability for unrecognized tax benefits at September 30, 2012 or December 31, 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009.
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
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2012 and December 31, 2011, is as follows:

September 30, 2012	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,559	$20	$—	$1,579
Mortgage-backed securities	267	16	—	283
Collateralized mortgage obligations	21	—	—	21
Total Held-to-Maturity Fixed Maturities	$1,847	$36	$—	$1,883
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$44,776	$1,096	$—	$45,872
U.S. government agency	27,864	462	29	28,297
States, municipalities and political subdivisions	714,000	60,739	63	774,676
Foreign bonds	209,772	12,301	209	221,864
Public utilities	245,161	16,045	59	261,147
Corporate bonds
Energy	173,486	9,949	—	183,435
Industrials	300,958	15,233	277	315,914
Consumer goods and services	197,861	10,868	147	208,582
Health care	117,779	7,684	39	125,424
Technology, media and telecommunications	126,996	7,895	21	134,870
Financial services	284,895	15,571	1,260	299,206
Mortgage-backed securities	30,752	1,144	1	31,895
Collateralized mortgage obligations	187,788	6,990	621	194,157
Asset-backed securities	4,574	412	—	4,986
Redeemable preferred stocks	378	4	—	382
Total Available-For-Sale Fixed Maturities	$2,667,040	$166,393	$2,726	$2,830,707
Equity securities
Common stocks
Public utilities	$7,231	$7,376	$105	$14,502
Energy	5,094	7,346	—	12,440
Industrials	13,030	17,870	217	30,683
Consumer goods and services	10,394	8,548	47	18,895
Health care	8,255	10,996	109	19,142
Technology, media and telecommunications	5,367	5,913	124	11,156
Financial services	15,701	53,588	219	69,070
Nonredeemable preferred stocks	3,887	34	85	3,836
Total Available-for-Sale Equity Securities	$68,959	$111,671	$906	$179,724
Total Available-for-Sale Securities	$2,735,999	$278,064	$3,632	$3,010,431

December 31, 2011	(Dollars in Thousands)
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$3,739	$52	$61	$3,730
Mortgage-backed securities	356	25	—	381
Collateralized mortgage obligations	48	2	—	50
Total Held-to-Maturity Fixed Maturities	$4,143	$79	$61	$4,161
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,530	$1,421	$—	$43,951
U.S. government agency	95,813	582	—	96,395
States, municipalities and political subdivisions	687,039	61,076	8	748,107
Foreign bonds	206,872	8,766	823	214,815
Public utilities	254,822	15,562	313	270,071
Corporate bonds
Energy	189,902	7,567	277	197,192
Industrials	285,696	10,631	650	295,677
Consumer goods and services	203,948	8,872	646	212,174
Health care	109,219	6,497	45	115,671
Technology, media and telecommunications	108,315	4,951	318	112,948
Financial services	258,526	9,075	2,300	265,301
Mortgage-backed securities	34,353	1,041	4	35,390
Collateralized mortgage obligations	79,545	3,490	184	82,851
Asset-backed securities	5,801	495	—	6,296
Redeemable preferred stocks	405	4	—	409
Total Available-For-Sale Fixed Maturities	$2,562,786	$140,030	$5,568	$2,697,248
Equity securities
Common stocks
Public utilities	$7,231	$7,602	$98	$14,735
Energy	5,094	7,116	—	12,210
Industrials	12,678	16,153	275	28,556
Consumer goods and services	10,750	7,982	168	18,564
Health care	8,212	8,008	232	15,988
Technology, media and telecommunications	5,368	4,796	146	10,018
Financial services	15,592	41,041	543	56,090
Nonredeemable preferred stocks	3,634	40	384	3,290
Total Available-for-Sale Equity Securities	$68,559	$92,738	$1,846	$159,451
Total Available-for-Sale Securities	$2,631,345	$232,768	$7,414	$2,856,699

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at September 30, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$271	$276	$261,755	$267,088	$2,821	$2,713
Due after one year through five years	1,288	1,303	1,028,748	1,091,315	6,649	7,412
Due after five years through 10 years	—	—	1,000,318	1,079,653	—	—
Due after 10 years	—	—	153,105	161,613	4,077	4,373
Asset-backed securities	—	—	4,574	4,986	—	—
Mortgage-backed securities	267	283	30,752	31,895	—	—
Collateralized mortgage obligations	21	21	187,788	194,157	—	—
	$1,847	$1,883	$2,667,040	$2,830,707	$13,547	$14,498
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and recognized as a component of earnings for the current period. A summary of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Net realized investment gains (losses)
Fixed maturities	$102	$813	$2,425	$3,247
Equity securities	—	792	697	2,126
Trading securities	1,198	(457)	1,536	(179)
Other long-term investments	—	(78)	—	(347)
Mark-to-market valuation gain for interest rate swaps	—	149	—	149
Total net realized investment gains	$1,300	$1,219	$4,658	$4,996
The proceeds and gross realized gains and losses on the sale of available-for-sale securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Proceeds from sales	$—	$830	$12,003	$21,871
Gross realized gains	—	793	472	1,144
Gross realized losses	—	—	25	688
There were no sales of held-to-maturity securities during the nine-month periods ended September 30, 2012 and 2011.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $14.5 million and $13.5 million at September 30, 2012 and December 31, 2011, respectively.

Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $6.5 million at September 30, 2012.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation (depreciation) during the reporting period is as follows:

	Nine Months Ended September 30,
(In Thousands)	2012	2011
Change in net unrealized investment appreciation
Available-for-sale fixed maturities and equity securities	$49,078	$8,368
Deferred policy acquisition costs	(10,854)	2,527
Income tax effect	(13,270)	(3,687)
Total change in net unrealized investment appreciation, net of tax	$24,954	$7,208
In the above table, the amount reported as changes in deferred policy acquisition costs pertains to certain investments of our life insurance segment and represents the impact of fluctuations that occur in the interest rate environment from time to time.
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2012, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
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
We have evaluated the unrealized losses reported for all of our equity securities at September 30, 2012, and have concluded that the duration and severity of these losses do not warrant the recognition of an OTTI charge at September 30, 2012. Our largest unrealized loss greater than 12 months on an individual security at September 30, 2012 was $0.4 million. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

(In Thousands)
September 30, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. government agency	4	$9,971	$29	—	$—	$—	$9,971	$29
States, municipalities and political subdivisions	18	13,965	63	—	—	—	13,965	63
Foreign bonds	4	7,224	188	1	836	21	8,060	209
Public utilities	5	7,366	59	—	—	—	7,366	59
Corporate bonds
Industrials	3	9,076	174	1	2,897	103	11,973	277
Consumer goods and services	4	2,579	27	3	2,058	120	4,637	147
Health care	3	9,022	39	—	—	—	9,022	39
Technology, media and telecommunications	2	6,839	21	—	—	—	6,839	21
Financial services	4	3,072	162	23	22,157	1,098	25,229	1,260
Mortgage-backed securities	5	668	1	—	—	—	668	1
Collateralized mortgage obligations	17	42,084	414	4	85	207	42,169	621
Total Available-For-Sale Fixed Maturities	69	$111,866	$1,177	32	$28,033	$1,549	$139,899	$2,726
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$203	$105	$203	$105
Industrials	7	716	103	7	508	114	1,224	217
Consumer goods and services	1	73	4	10	428	43	501	47
Health care	3	325	13	3	922	96	1,247	109
Technology, media and telecommunications	2	205	8	7	552	116	757	124
Financial services	4	744	44	7	1,060	175	1,804	219
Nonredeemable preferred stocks	—	—	—	2	1,146	85	1,146	85
Total Available-for-Sale Equity Securities	17	$2,063	$172	39	$4,819	$734	$6,882	$906
Total Available-for-Sale Securities	86	$113,929	$1,349	71	$32,852	$2,283	$146,781	$3,632

(In Thousands)
December 31, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	—	$—	$—	1	$473	$61	$473	$61
Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$473	$61	$473	$61
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
States, municipalities and political subdivisions	6	$3,555	$6	1	$619	$2	$4,174	$8
Foreign bonds	13	18,001	488	6	14,123	335	32,124	823
Public utilities	6	9,579	160	1	1,068	153	10,647	313
Corporate bonds
Energy	2	5,436	53	1	5,223	224	10,659	277
Industrials	9	25,664	359	3	8,135	291	33,799	650
Consumer goods and services	5	5,360	514	5	3,932	132	9,292	646
Health care	2	5,027	45	—	—	—	5,027	45
Technology, media and telecommunications	13	14,148	318	—	—	—	14,148	318
Financial services	23	20,073	292	26	28,892	2,008	48,965	2,300
Mortgage-backed securities	5	684	4	—	—	—	684	4
Collateralized mortgage obligations	7	4,466	141	3	5,209	43	9,675	184
Total Available-For-Sale Fixed Maturities	91	$111,993	$2,380	46	$67,201	$3,188	$179,194	$5,568
Equity securities
Common stocks
Public utilities	3	$210	$98	—	$—	$—	$210	$98
Industrials	7	975	155	8	577	120	1,552	275
Consumer goods and services	12	625	150	3	431	18	1,056	168
Health care	5	768	94	4	455	138	1,223	232
Technology, media and telecommunications	7	571	124	2	144	22	715	146
Financial services	16	1,876	319	6	746	224	2,622	543
Nonredeemable preferred stocks	3	1,171	31	2	878	353	2,049	384
Total Available-for-Sale Equity Securities	53	$6,196	$971	25	$3,231	$875	$9,427	$1,846
Total Available-for-Sale Securities	144	$118,189	$3,351	71	$70,432	$4,063	$188,621	$7,414

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

The fair value of our debt approximates carrying value due to the variable interest rates and short-term nature of the outstanding amounts.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
(In Thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Held-to-maturity fixed maturities	$1,883	$1,847	$4,161	$4,143
Available-for-sale fixed maturities	2,830,707	2,830,707	2,697,248	2,697,248
Equity securities	179,724	179,724	159,451	159,451
Trading securities	14,498	14,498	13,454	13,454
Mortgage loans	5,157	4,683	5,219	4,829
Policy loans	7,308	7,308	7,209	7,209
Other long-term investments	29,499	29,499	20,574	20,574
Short-term investments	800	800	1,100	1,100
Cash and cash equivalents	82,566	82,566	144,527	144,527
Accrued investment income	31,229	31,229	32,219	32,219
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,143,235	$1,035,062	$1,074,661	$999,534
Annuity (benefit payments)	143,195	97,746	133,921	94,465
Debt	—	—	45,000	45,000
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

We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2012 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2012 and December 31, 2011:

(In Thousands)		Fair Value Measurements
Description	September 30, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$45,872	$—	$45,872	$—
U.S. government agency	28,297	—	28,297	—
States, municipalities and political subdivisions	774,676	—	773,861	815
Foreign bonds	221,864	—	221,028	836
Public utilities	261,147	—	261,147	—
Corporate bonds
Energy	183,435	—	183,435	—
Industrials	315,914	—	313,017	2,897
Consumer goods and services	208,582	—	207,222	1,360
Health care	125,424	—	125,424	—
Technology, media and telecommunications	134,870	—	134,870	—
Financial services	299,206	—	287,185	12,021
Mortgage-backed securities	31,895	—	31,895	—
Collateralized mortgage obligations	194,157	—	194,157	—
Asset-backed securities	4,986	—	2,397	2,589
Redeemable preferred stocks	382	382	—	—
Total Available-For-Sale Fixed Maturities	$2,830,707	$382	$2,809,807	$20,518
Equity securities
Common stocks
Public utilities	$14,502	$14,502	$—	$—
Energy	12,440	12,440	—	—
Industrials	30,683	30,608	75	—
Consumer goods and services	18,895	18,895	—	—
Health care	19,142	19,142	—	—
Technology, media and telecommunications	11,156	11,156	—	—
Financial services	69,070	65,366	—	3,704
Nonredeemable preferred stocks	3,836	3,591	245	—
Total Available-for-Sale Equity Securities	$179,724	$175,700	$320	$3,704
Total Available-for-Sale Securities	$3,010,431	$176,082	$2,810,127	$24,222
TRADING
Bonds
Foreign bonds	$2,905	$—	$2,905	$—
Corporate bonds
Industrials	1,449	—	1,449	—

Consumer goods and services	1,557	—	1,557	—
Health care	2,120	—	2,120	—
Technology, media and telecommunications	2,388	—	2,388	—
Financial services	1,446	—	1,446	—
Redeemable preferred stocks	2,633	2,633	—	—
Total Trading Securities	$14,498	$2,633	$11,865	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$31,047	$31,047	$—	$—
Total Assets Measured at Fair Value	$3,056,776	$210,562	$2,821,992	$24,222

(In Thousands)		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$43,951	$—	$43,951	$—
U.S. government agency	96,395	—	96,395	—
States, municipalities and political subdivisions	748,107	—	747,227	880
Foreign bonds	214,815	—	213,979	836
Public utilities	270,071	—	270,071	—
Corporate bonds
Energy	197,192	—	197,192	—
Industrials	295,677	—	292,780	2,897
Consumer goods and services	212,174	—	210,759	1,415
Health care	115,671	—	115,671	—
Technology, media and telecommunications	112,948	—	112,948	—
Financial services	265,301	—	249,328	15,973
Mortgage-backed securities	35,390	—	35,390	—
Collateralized mortgage obligations	82,851	—	82,851	—
Asset-backed securities	6,296	—	5,981	315
Redeemable preferred stocks	409	409	—	—
Total Available-For-Sale Fixed Maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities
Common stocks
Public utilities	$14,735	$14,735	$—	$—
Energy	12,210	12,210	—	—
Industrials	28,556	28,556	—	—
Consumer goods and services	18,564	18,564	—	—
Health care	15,988	15,988	—	—
Technology, media and telecommunications	10,018	10,018	—	—
Financial services	56,090	52,564	—	3,526
Nonredeemable preferred stocks	3,290	3,032	258	—
Total Available-for-Sale Equity Securities	$159,451	$155,667	$258	$3,526
Total Available-for-Sale Securities	$2,856,699	$156,076	$2,674,781	$25,842
TRADING
Bonds
Foreign bonds	$2,906	$—	$2,906	$—
Corporate bonds
Industrials	1,443	—	1,443	—
Consumer goods and services	1,059	—	1,059	—
Health care	1,450	—	1,450	—
Technology, media and telecommunications	1,458	—	1,458	—

Financial services	2,063	—	2,063	—
Redeemable preferred stocks	3,075	1,659	1,416	—
Total Trading Securities	$13,454	$1,659	$11,795	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$62,899	$62,899	$—	$—
Total Assets Measured at Fair Value	$2,934,152	$221,734	$2,686,576	$25,842

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
For the nine-month period ended September 30, 2012, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases, which were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing can not be obtained from these sources, which occurs on a limited basis, management will perform an analysis of the contractual cash flows of the underlying security to estimate fair value.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2012:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2012	$815	$836	$16,499	$315	$3,655	$22,120
Realized gains (1)	—	—	—	—	—	—
Unrealized gains (losses) (1)	—	—	11	(3)	(3)	5
Purchases	—	—	5	—	—	5
Disposals	—	—	(237)	(30)	—	(267)
Transfers in	—	—	—	2,307	52	2,359
Balance at September 30, 2012	$815	$836	$16,278	$2,589	$3,704	$24,222
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The reported disposals relate to receipt of principal on calls or sinking fund bonds, in accordance with the indentures, and a bond that was called by the issuer. The transfers in is related to stale pricing due to lack of current trading activity.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2012:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at December 31, 2011	$880	$836	$20,285	$315	$3,526	$25,842
Realized gains (1)	—	—	646	—	—	646
Unrealized gains (losses) (1)	—	—	(357)	(3)	(3)	(363)
Purchases	—	—	5	—	179	184
Disposals	(65)	—	(4,301)	(30)	(50)	(4,446)
Transfers in	—	—	—	2,307	52	2,359
Balance at September 30, 2012	$815	$836	$16,278	$2,589	$3,704	$24,222
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The reported disposals relate to the sale of an equity security and receipt of principal on calls or sinking fund bonds, in accordance with the indentures, and a bond that was called by the issuer. The reported transfers in relate to securities with stale pricing due to a lack of current trading activity.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2012	2011	2012	2011

Net periodic benefit cost
Service cost	$1,777	$792	$496	$496
Interest cost	1,263	1,190	398	398
Expected return on plan assets	(1,341)	(1,322)	—	—
Amortization of prior service cost	2	2	(8)	(8)
Amortization of net loss	1,035	592	56	56
Net periodic benefit cost	$2,736	$1,254	$942	$942

(In Thousands)	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2012	2011	2012	2011

Net periodic benefit cost
Service cost	$3,846	$2,375	$1,488	$1,489
Interest cost	3,787	3,570	1,194	1,193
Expected return on plan assets	(4,023)	(3,966)	—	—
Amortization of prior service cost	5	8	(24)	(24)
Amortization of net loss	3,311	1,776	168	168
Net periodic benefit cost	$6,926	$3,763	$2,826	$2,826

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expected to contribute $7.0 million to the pension plan for the 2012 plan year. For the nine-month period ended

September 30, 2012, we contributed $5.0 million to the pension plan. We anticipate that the total contribution for the 2012 plan year will not vary significantly from our expected contribution.

Effective July 1, 2012, the former employees of Mercer Insurance Group, Inc., became eligible to participate in our pension plan. The inclusion of these employees resulted in an additional $0.6 million of net periodic benefit cost for the three- and nine-month periods ended September 30, 2012.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 565,216 authorized shares available for future issuance at September 30, 2012. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the 2008 Stock Plan are granted at the market value of our stock on the date of the grant. Restricted stock awards fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2012	Inception to Date
Beginning balance	653,511	1,900,000
Number of awards granted	(97,895)	(1,443,584)
Number of awards forfeited or expired	9,600	108,800
Ending balance	565,216	565,216
Number of option awards exercised	38,625	216,642
Number of unrestricted stock awards granted	895	3,380
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted and unrestricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At September 30, 2012, we had 130,012 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table.

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2012	Inception to Date
Beginning balance	160,009	300,000
Number of awards granted	(29,997)	(175,991)
Number of awards forfeited or expired	—	6,003
Ending balance	130,012	130,012
Number of option awards exercised	—	—

Stock-Based Compensation Expense

For each of the three-month periods ended September 30, 2012 and 2011, we recognized stock-based compensation expense of $0.4 million. For the nine-month periods ended September 30, 2012 and 2011, we recognized stock-based compensation expense of $1.3 million and $1.4 million, respectively.

As of September 30, 2012, we had $3.3 million in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2012 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

(In Thousands)
2012	$398
2013	1,138
2014	862
2015	646
2016	190
2017	23
Total	$3,257

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

The following tables for the three-month periods ended September 30, 2012 and 2011 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2012
Net premiums earned	$161,232	$15,412	$176,644
Investment income, net of investment expenses	11,093	17,614	28,707
Net realized investment gains	1,214	86	1,300
Other income	(19)	104	85
Total reportable segment	$173,520	$33,216	$206,736
Intersegment eliminations	(42)	(113)	(155)
Total revenues	$173,478	$33,103	$206,581
Net income	$7,616	$1,114	$8,730
Assets	$1,923,407	$1,814,403	$3,737,810
Invested assets	$1,334,278	$1,734,788	$3,069,066

Three Months Ended September 30, 2011
Net premiums earned	$144,065	$14,731	$158,796
Investment income, net of investment expenses	8,129	18,743	26,872
Net realized investment gains	692	527	1,219
Other income	504	221	725
Total reportable segment	$153,390	$34,222	$187,612
Intersegment eliminations	(44)	6	(38)
Total revenues	$153,346	$34,228	$187,574
Net income (loss)	$(6,671)	$1,895	$(4,776)
Assets	$1,878,705	$1,726,040	$3,604,745
Invested assets	$1,265,170	$1,602,252	$2,867,422

The following tables for the nine-month periods ended September 30, 2012 and 2011 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

(In Thousands)	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2012
Net premiums earned	$461,902	$46,557	$508,459
Investment income, net of investment expenses	33,533	53,151	86,684
Net realized investment gains	1,765	2,893	4,658
Other income	177	407	584
Total reportable segment	$497,377	$103,008	$600,385
Intersegment eliminations	(124)	(335)	(459)
Total revenues	$497,253	$102,673	$599,926
Net income	$37,607	$5,023	$42,630
Assets	$1,923,407	$1,814,403	$3,737,810
Invested assets	$1,334,278	$1,734,788	$3,069,066

Nine Months Ended September 30, 2011
Net premiums earned	$384,838	$40,556	$425,394
Investment income, net of investment expenses	26,405	55,422	81,827
Net realized investment gains	2,293	2,703	4,996
Other income	1,042	568	1,610
Total reportable segment	$414,578	$99,249	$513,827
Intersegment eliminations	(132)	(241)	(373)
Total revenues	$414,446	$99,008	$513,454
Net income (loss)	$(22,895)	$6,015	$(16,880)
Assets	$1,878,705	$1,726,040	$3,604,745
Invested assets	$1,265,170	$1,602,252	$2,867,422

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(In Thousands Except Per Share Data)	2012		2011
	Basic	Diluted	Basic	Diluted
Net income (loss)	$8,730	$8,730	$(4,776)	$(4,776)
Weighted-average common shares outstanding	25,423	25,423	25,723	25,723
Add dilutive effect of restricted stock awards	—	57	—	—
Add dilutive effect of stock options	—	47	—	—
Weighted-average common shares for EPS calculation	25,423	25,527	25,723	25,723
Earnings (loss) per common share	$0.34	$0.34	$(0.19)	$(0.19)
Awards excluded from diluted EPS calculation(1)	—	720	—	1,206

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(In Thousands Except Per Share Data)	2012		2011
	Basic	Diluted	Basic	Diluted
Net income (loss)	$42,630	$42,630	$(16,880)	$(16,880)
Weighted-average common shares outstanding	25,468	25,468	26,005	26,005
Add dilutive effect of restricted stock awards	—	57	—	—
Add dilutive effect of stock options	—	42	—	—
Weighted-average common shares for EPS calculation	25,468	25,567	26,005	26,005
Earnings (loss) per common share	$1.67	$1.67	$(0.65)	$(0.65)
Awards excluded from diluted EPS calculation(1)	—	1,098	—	1,206

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
During the term of this credit agreement, we have the right to increase the total credit facility from $100.0 million up to $125.0 million if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
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
There was no outstanding balance on the credit facility at September 30, 2012. For the nine-month period ended September 30, 2012, we have incurred $0.8 million in interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at September 30, 2012.
In connection with our acquisition of Mercer Insurance Group, we acquired three issuances of trust preferred securities with an outstanding balance as of the acquisition date of $15.6 million. We redeemed each of the issuances in full in 2012. We incurred $0.5 million of interest expense related to these trust preferred securities for the nine-month period ended September 30, 2012.

NOTE 9. SUBSEQUENT EVENT
On October 29, 2012, Hurricane Sandy made landfall along the Atlantic seaboard and in the northeast, affecting a number of United Fire policyholders. We expect both direct and assumed losses to impact our fourth quarter results. We estimate after-tax direct losses after reinsurance recoveries of $13.0 million to $19.5 million, with an impact of $0.51 to $0.76 per share. On our assumed book of business, the insurance we provide other insurance companies, we estimate after-tax losses of $2.0 million to $3.0 million, with an impact of $0.08 to $0.12 per share. The combined net after tax estimate of losses is $15.0 million to $22.5 million, with an impact of $0.59 to $0.88 per share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2012. These financial statements are the responsibility of the Company's management.

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
November 7, 2012

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, we provide insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 36 states and is represented by more than 900 independent agencies.

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

For the nine-month period ended September 30, 2012, property and casualty business accounted for 90.9 percent of our net premiums earned, of which 89.8 percent was generated from commercial lines. Life insurance business made up 9.1 percent of our net premiums earned, of which 70.7 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the nine-month period ended September 30, 2012, premium revenues for our property and casualty insurance segment were generated from approximately 90 percent commercial lines business and 10 percent personal lines business. Our top five states for direct premiums written were Texas, Iowa, California, New Jersey and Missouri. In our life insurance company, according to statutory financial measures that include annuities as premium income, our top five states for business were Iowa, Minnesota, Illinois, Wisconsin and Nebraska, for the nine months ended September 30, 2012.

Segment Revenue and Expense

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of the Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 6 “Segment Information” to the unaudited Consolidated Financial Statements.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders’ accounts.
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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2012	2011	%	2012	2011(1)%
Revenues
Net premiums earned	$176,531	$158,704	11.2%	$508,124	$425,118	19.5%
Investment income, net of investment expenses	28,665	26,926	6.5	86,560	81,730	5.9
Net realized investment gains
Other-than-temporary impairment charges	—	—	—	(4)	—	—
All other net realized gains	1,300	1,219	6.6	4,662	4,996	(6.7)
	1,300	1,219	6.6	4,658	4,996	(6.8)
Other income	85	725	(88.3)	584	1,610	(63.7)
	$206,581	$187,574	10.1%	$599,926	$513,454	16.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$119,756	$120,861	(0.9)%	$318,006	$332,854	(4.5)%
Future policy benefits	9,815	9,167	7.1	28,309	25,229	12.2
Amortization of deferred policy acquisition costs	36,167	43,022	(15.9)	104,897	112,800	(7.0)
Other underwriting expenses	20,496	14,101	45.4	63,031	44,878	40.4
Interest on policyholders' accounts	10,327	10,897	(5.2)	31,610	32,224	(1.9)
	$196,561	$198,048	(0.8)%	$545,853	$547,985	(0.4)%

Income (loss) before income taxes	$10,020	$(10,474)	NM(2)	$54,073	$(34,531)	NM(2)
Federal income tax expense (benefit)	1,290	(5,698)	122.6	11,443	(17,651)	164.8%
Net income (Loss)	$8,730	$(4,776)	NM(2)	$42,630	$(16,880)	NM(2)
(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) Not meaningful.

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2012:

Consolidated Results of Operations

For the three-month period ended September 30, 2012, net income was $8.7 million, compared to a net loss of $4.8 million for the same period of 2011, driven primarily by growth in property and casualty premium revenue, combined with a reduction in the combined ratio. Consolidated net premiums earned increased to $176.5 million, compared to $158.7 million for the same period of 2011. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines, growth in premium audit collections, and new business writings.

For the nine-month period ended September 30, 2012, net income was $42.6 million, compared to a net loss of $16.9 million for the same period of 2011. Like the quarterly results, the improvement was driven by growth in property and casualty premium revenue and a reduction in the combined ratio. Year to date consolidated net premiums earned increased to $508.1 million, compared to $425.1 million for the same period of 2011 due in part to the acquisition of Mercer Insurance Group in March 2011, which accounted for $34.9 million of additional earned premium. Our organic growth was $48.1 million over the same period of 2011.

Losses and loss settlement expenses remained flat between the third quarter of 2012 compared to the third quarter of 2011, in spite of the growth in premium noted above. This was due to reduced catastrophe loss experience, offset by an increase in severity in the other liability and workers' compensation lines of business. Pre-tax catastrophe losses totaled $8.5 million compared to $23.9 million in the third quarter of 2011. In the third quarter of 2011, we recorded losses from two storms; a straight-line windstorm known as a derecho hit Iowa, and a wind and hail event affected United Fire policyholders in Western Iowa, South Dakota, Nebraska and Northwest Missouri.

Losses and loss settlement expenses decreased to $318.0 million for the nine-month period ended September 30, 2012, compared to $332.9 million for the same period of 2011. The decrease is due to primarily to reduced catastrophe loss experience. Pre-tax catastrophe losses totaled $34.5 million for the nine-month period ended September 30, 2012, compared to $77.0 million in the same period of 2011. Through September 30, 2011, in addition to the third quarter catastrophe losses, we also experienced severe storm losses that occurred during the second quarter and assumed reinsurance losses related to the New Zealand earthquake and the earthquake and tsunami in Japan that occurred during the first quarter.

Effective January 1, 2012, we adopted the updated accounting guidance that limits the amount of underwriting expenses eligible for deferral on a prospective basis. The adoption of the updated accounting guidance resulted in the recognition of approximately $9.9 million ($8.6 million for our property and casualty insurance segment; $1.3 million for our life insurance segment) of expense in the nine-month period ended September 30, 2012 that we would not have recognized had the accounting guidance remained unchanged. This represents a reduction to net income of $0.25 per share. Refer to the "Deferred Policy Acquisition Costs" under "Note 1 of the Notes to Unaudited Financial Statements" for further discussion of the impact of the updated accounting guidance related to deferred policy acquisition costs on our reported results.

Consolidated Financial Condition

As of September 30, 2012, the book value per share of our common stock was $29.66. We repurchased 35,891 and 137,792 shares in the three- and nine-month periods ended September 30, 2012. Under our share repurchase program, which expires in August 2014, we are authorized to purchase an additional 1,332,087 shares of common stock.

Net unrealized investment gains totaled $149.3 million as of September 30, 2012, an increase of $25.0 million, net of tax, or 20.1 percent since December 31, 2011. The increase in net unrealized gains resulted from an increase in the fair value of both our fixed maturity and equity portfolios.

Our stockholders' equity increased to $753.8 million at September 30, 2012, from $696.1 million at December 31, 2011. The increase was primarily attributable to net income of $42.6 million and net unrealized investment gains of $25.0 million, net of tax, less stockholder dividends of $11.5 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011(1)
Net premiums written (2)	$155,433	$143,412	$500,303	$413,165
Net premiums earned	$161,232	$144,065	$461,902	$384,838
Losses and loss settlement expenses	(114,846)	(115,127)	(302,376)	(316,916)
Amortization of deferred policy acquisition costs	(34,060)	(40,547)	(98,355)	(105,663)
Other underwriting expenses	(16,332)	(11,050)	(50,353)	(35,576)
Underwriting gain (loss) (2)	$(4,006)	$(22,659)	$10,818	$(73,317)

Investment income, net of investment expenses	11,051	8,085	33,409	26,273
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(4)	—
All other net realized gains	1,214	692	1,769	2,293
	1,214	692	1,765	2,293
Other income	(19)	504	177	1,042
Income (loss) before income taxes	$8,240	$(13,378)	$46,169	$(43,709)

GAAP Ratios:
Net loss ratio	65.9%	63.3%	58.0%	62.4%
Catastrophes - effect on net loss ratio	5.3	16.6	7.5	20.0
Net loss ratio	71.2%	79.9%	65.5%	82.4%
Expense ratio (3)	31.3	35.8	32.2	36.7
Combined ratio	102.5%	115.7%	97.7%	119.1%
(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
(3) Includes policyholder dividends.

Net premiums earned increased 12 percent in the third quarter of 2012, compared to the third quarter of 2011, due to organic growth, rate increases and an increase in audit premiums. Audit premiums result from business policies that are audited after the policy period to determine accurate premiums based on sales or payrolls or endorsements. An increase in audit premiums indicates that our commercial customers are increasing their business.

Commercial lines renewal pricing experienced mid-single digit percentage increases for the fourth consecutive quarter. Competitive market conditions continued to ease on renewals, but persisted on new business during the quarter. In addition to the increase in audit premiums, we are also seeing growth in premium from policy changes and a decline in the number of out-of-business policy cancellations. Personal lines pricing has also improved, with upper-single digit percentage increases for homeowners and low-to-mid single-digit percentage increases for personal auto. Policy retention rates dropped slightly due to our rate increases.

The GAAP combined ratio decreased 13.2 percentage points for the three-month period ended September 30, 2012, compared with the same period of 2011. For the nine-month period ended September 30, 2012, our combined ratio decreased by 21.4 percentage points as compared to the same period of 2011. These decreases are attributable to reductions in net loss ratio and expense ratio from 2011.

The net loss ratio, a component of the combined ratio, decreased by 8.7 percentage points and 16.9 percentage points in the three- and nine-month periods ended September 30, 2012, as compared to the same periods in 2011. The decrease is due primarily to reduced catastrophe loss experience. Pre-tax catastrophe losses totaled $8.5 million and $34.5 million for the three- and nine-month periods ended September 30, 2012, as compared to $23.9 million and $77.0 million for the same periods of 2011. Through September 30, 2011, in addition to the third quarter catastrophe losses, we also experienced severe storm losses that occurred during the second quarter and assumed reinsurance losses related to the New Zealand earthquake and the earthquake and tsunami in Japan that occurred during the first quarter.

Non-catastrophe loss severity declined in the second quarter compared to the first quarter of 2012. In the third quarter, however, we experienced an increase in the number and severity of losses in our other liability and workers' compensation lines of business losses that were within our retained limits.

The expense ratio, a component of the combined ratio, decreased 4.5 percentage points for both the three- and nine-month periods ended September 30, 2012, as compared to the same periods in 2011. The expenses associated with the acquisition of the Mercer Insurance Group increased the expense ratio reported for 2011.

As explained in "Deferred Policy Acquisition Costs" under "Note 1 of the Notes to Unaudited Financial Statements", we adopted new accounting guidance that limits the amount of underwriting expenses eligible for deferral, effective January 1, 2012. The adoption of the updated accounting guidance resulted in the recognition of approximately $1.4 million and $8.6 million of additional expense for the three- and nine- month periods ended September 30, 2012 in our property and casualty insurance segment.

The impact of the new accounting guidance on our results for the full year will be influenced by a number of factors including: the volume of premiums written; our assessment of successful acquisition efforts; the profitability of our lines of property and casualty business, which impacts the level of premium deficiency charge recorded; and the normal amortization pattern of these deferred policy acquisition costs, which is generally over one year. The greatest impact will be experienced in the most current quarter as the recorded deferred policy acquisitions costs would amortize to expense in succeeding quarters to offset a portion of the initial impact when assessed on an annual basis. Accordingly, the impact of the new accounting guidance on our results reported for the three- and nine-month periods ended September 30, 2012 should not be considered to be representative of the impact for the full year.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business:

Three Months Ended September 30,
	2012			2011(4)
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability (1)	$50,887	$28,579	56.2%	$43,692	$18,114	41.5%
Fire and allied lines (2)	33,574	24,637	73.4	31,556	37,710	119.5
Automobile	34,087	24,703	72.5	30,999	26,364	85.0
Workers' compensation	17,606	16,933	96.2	14,257	11,572	81.2
Fidelity and surety	4,365	1,962	44.9	4,375	925	21.1
Miscellaneous	258	214	82.9	216	(134)	(62.0)
Total commercial lines	$140,777	$97,028	68.9%	$125,095	$94,551	75.6%

Personal lines
Fire and allied lines (3)	$10,247	$11,758	114.7%	$10,009	$10,962	109.5%
Automobile	5,711	3,562	62.4	5,012	5,025	100.3
Miscellaneous	235	42	17.9	226	90	39.8
Total personal lines	$16,193	$15,362	94.9%	$15,247	$16,077	105.4%
Reinsurance assumed	$4,262	$2,456	57.6%	$3,723	$4,499	120.8%
Total	$161,232	$114,846	71.2%	$144,065	$115,127	79.9%

(1) “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises, and products manufactured or sold.
(2) “Fire and allied lines” includes fire, allied lines, commercial multiple peril, and inland marine.
(3) “Fire and allied lines” includes fire, allied lines, homeowners, and inland marine.
(4) The Form 10-Q we filed on November 7, 2011, contained a misclassification between two lines of business for net premiums earned and losses and loss settlement expenses incurred. The two lines of business affected were other liability and fire and allied lines. That report showed net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $29,846, $9,213 and 30.9%, respectively, for other liability, and net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $45,402, $46,611 and 102.7%, respectively, for fire and allied lines. The reclassification for these lines shown in this table reflect a reclassification to other liability from fire and allied lines of $13,846 in net premiums earned and $8,901 in losses and loss settlement expenses incurred. The reclassification had no impact on net income.

Nine Months Ended September 30,
	2012			2011(1)(3)
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$145,604	$70,793	48.6%	$114,518	$51,239	44.7%
Fire and allied lines	97,365	81,968	84.2	85,848	113,072	131.7
Automobile	98,785	75,891	76.8	83,584	57,719	69.1
Workers' compensation	50,068	30,260	60.4	39,352	33,131	84.2
Fidelity and surety	12,780	1,607	12.6	12,280	944	7.7
Miscellaneous	735	278	37.8	627	251	40.0
Total commercial lines	$405,337	$260,797	64.3%	$336,209	$256,356	76.2%

Personal lines
Fire and allied lines	$30,479	$22,633	74.3%	$26,045	$30,471	117.0%
Automobile	15,896	10,999	69.2	13,674	10,995	80.4
Miscellaneous	691	158	22.9	571	193	33.8
Total personal lines	$47,066	$33,790	71.8%	$40,290	$41,659	103.4%
Reinsurance assumed	$9,499	$7,789	82.0%	$8,339	$18,901	NM(2)
Total	$461,902	$302,376	65.5%	$384,838	$316,916	82.4%

(1) The information presented for 2011 includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) Not meaningful.
(3) The Form 10-Q we filed on November 7, 2011 contained a misclassification between two lines of business for net premiums earned and losses and loss settlement expenses incurred. The two lines of business affected were other liability and fire and allied lines. That report showed net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $86,796, $31,023 and 35.7%, respectively, for other liability, and net premiums earned, losses and loss settlement expenses incurred, and loss ratio of $113,570, $133,288 and 117.4%, respectively, for fire and allied lines. The reclassification for these lines shown in this table reflect a reclassification to other liability from fire and allied lines of $27,722 in net premiums earned and $20,216 in losses and loss settlement expenses incurred. The reclassification had no impact on net income.

•
Other liability - The loss ratio deteriorated in the three- and nine-month periods ended September 30, 2012, compared to the same periods of 2011. The deterioration in this line was due to an influx of severe losses in the three-month period ended September 30, 2012.

•
Commercial fire and allied lines - The loss ratio improved in the three- and nine-month periods ended September 30, 2012, compared to the same periods of 2011. The improvement in this line was due to the reduction in our catastrophe loss experience.

•
Commercial automobile - The loss ratio improved in the three-month period ended September 30, 2012 and deteriorated in the nine-month period ended September 30, 2012, compared to the same periods of 2011. The deterioration in this line was due to an influx of severe losses in the West Coast regional operations commercial automobile book of business. Most of these severe losses were recorded in the first two quarters of 2012.

•
Workers' compensation - The loss ratio deteriorated in the three-month period ended September 30, 2012 compared to the same period of 2011 due to an increase in severity related to several large claims incurred during this time period in 2012. However, the loss ratio improved in the nine-month period ended September 30, 2012, compared to the same period of 2011. The improvement in this line reflects the high severity and frequency that occurred in 2011, as well as adverse development incurred in 2011 on claims that occurred in 2010.

•	Personal fire and allied lines - The loss ratio deteriorated in the three-month period ended September 30,

2012, compared to the same period of 2011 due to an increase in catastrophe losses in this time period in 2012. However, the loss ratio improved in the nine-month period ended September 30, 2012, compared to the same period of 2011. The improvement in this line was due to the reduction in our catastrophe loss experience.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Revenues
Net premiums earned	$15,299	$14,639	$46,222	$40,280
Investment income, net	17,614	18,841	53,151	55,457
Net realized investment gains	86	527	2,893	2,703
Other income	104	221	407	568
Total revenues	$33,103	$34,228	$102,673	$99,008

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,910	$5,734	$15,630	$15,938
Future policy benefits	9,815	9,167	28,309	25,229
Amortization of deferred policy acquisition costs	2,107	2,475	6,542	7,137
Other underwriting expenses	4,164	3,051	12,678	9,302
Interest on policyholders' accounts	10,327	10,897	31,610	32,224
Total benefits, losses and expenses	$31,323	$31,324	$94,769	$89,830

Income before income taxes	$1,780	$2,904	$7,904	$9,178

Income before income taxes decreased by $1.1 million and $1.3 million in the three- and nine-month periods ended September 30, 2012, respectively, as compared to the same periods of 2011. Net premiums earned increased 4.5 percent and 14.8 percent in the three- and nine-month periods ended September 30, 2012, respectively, as compared to the same periods of 2011, due to increased sales of our single premium whole life product.

Investment income decreased 6.5 percent and 4.2 percent in the three- and nine-month periods ended September 30, 2012, respectively, as compared to the same periods of 2011. The historically low interest rates continue to reduce both our investment income and margin on earnings.

Loss and loss settlement expenses decreased 14.4 percent and 1.9 percent in the three- and nine-month periods ended September 30, 2012, respectively, as compared to the same periods of 2011, due to a decrease in both annuity benefits and traditional life insurance death benefits. Future policy benefits increased 7.1 percent and 12.2 percent in the three- and nine-month periods ended September 30, 2012, respectively, as compared to the same periods of 2011, due to both the increase in sales of our single premium whole life product and the demographics of our insureds.

Amortization of deferred policy acquisition costs decreased as result of a change in accounting rules related to the recognition of deferred policy acquisition costs. As previously described in our Property and Casualty Insurance Segment, we prospectively adopted this rules change on January 1, 2012, and as a result, the amount of underwriting expenses eligible for deferral has decreased.

Other underwriting expenses have increased. This was primarily driven by the increase in sales of our single premium whole life product, resulting in an increase in incentives and commissions paid to our agencies, along with the impact of the change in accounting guidance, as mentioned above.

Deferred annuity deposits decreased 58.6 percent and 21.7 percent for the three- and nine-month periods ended September 30, 2012, as compared with the same periods in 2011. It has been prudent to lower the credited rate we have offered during the low investment return environment, thus affecting current deposits. Sales of single premium deferred annuities have also decreased in regard to overall portfolio production, due to strong sales of traditional life products. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.
Net cash outflow related to our annuity business was $13.2 million and $18.8 million in the three- and nine-month periods ended September 30, 2012, compared to a net cash inflow of $19.5 million and a net cash outflow of $16.9 million in the same periods of 2011. We attribute this to the activity described in the prior paragraph.

Investment Portfolio

Our invested assets totaled $3,069.1 million at September 30, 2012, compared to $2,908.0 million at December 31, 2011, an increase of $161.1 million, which is due primarily to an overall strategy to keep less cash on hand in the low interest rate environment. If extra cash is needed we have an ability to borrow funds available under our revolving credit facility.

At September 30, 2012, fixed maturity securities and equity securities comprised 92.3 percent and 5.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we follow a conservative investment philosophy, investing most of our funds in a diversified portfolio of high quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at September 30, 2012, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(Dollars in Thousands)		of Total		of Total		of Total
Fixed maturities (1)	$1,134,375	85.0%	$1,698,179	97.9%	$2,832,554	92.3%
Equity securities	161,374	12.1	18,350	1.0	179,724	5.8
Trading securities	14,498	1.1	—	—	14,498	0.5
Mortgage loans	—	—	4,683	0.3	4,683	0.2
Policy loans	—	—	7,308	0.4	7,308	0.2
Other long-term investments	23,231	1.7	6,268	0.4	29,499	1.0
Short-term investments	800	0.1	—	—	800	—
Total	$1,334,278	100.0%	$1,734,788	100.0%	$3,069,066	100.0%
(1) Available-for-sale fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2012, we classified $2,830.7 million, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,697.2 million, or 99.4 percent, at December 31, 2011. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2012 and December 31, 2011, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2012 and December 31, 2011. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	September 30, 2012		December 31, 2011
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$458,483	16.1%	$409,124	15.0%
AA	635,677	22.3	631,250	23.3
A	662,484	23.3	626,927	23.1
Baa/BBB	1,007,310	35.4	929,188	34.2
Other/Not Rated	83,098	2.9	118,356	4.4
	$2,847,052	100.0%	$2,714,845	100.0%

Duration
Our investment portfolio is invested primarily in fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our claims liabilities. If our invested assets and claims liabilities have similar durations, then any change in interest rates will have an equal effect on these accounts. The primary purpose for matching invested assets and claims liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations.

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2012, is 3.9 years compared to 3.6 years at December 31, 2011.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2012, is 3.9 years compared to 4.0 years at December 31, 2011.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2012 is 3.9 years compared to 3.4 years at December 31, 2011.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are: volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. In our life insurance segment, net investment income decreased 6.5 percent and 4.2 percent in the three- and nine-month periods ended September 30, 2012, compared with the same periods of 2011, due to historically low yields that reduce both our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing quality investments rated investment grade or better, and we are more closely matching the duration of our investment portfolio to our liabilities.
In our property and casualty insurance segment, our acquisition of Mercer Insurance Group and an increase in the value of our investments in limited liability partnerships contributed to the increase of 36.7 percent and 27.2 percent in net investment income in the three- and nine-month periods ended September 30, 2012, respectively, compared to with the same periods of 2011. The increases were somewhat offset by the impact of low interest rates. Our property and casualty insurance segment holds certain investments in limited liability partnerships that are accounted for under the equity method of accounting, with changes in the value of these investments recorded in investment income.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2012, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2012, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily to fund the payment of losses and loss settlement expenses, policyholder benefits under life insurance contracts, annuity withdrawals, purchase of investments, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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
The following table displays a summary of cash sources and uses in 2012 and 2011.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2012	2011
Cash provided by (used in)
Operating activities	$125,346	$54,586
Investing activities	(115,919)	(147,983)
Financing activities	(71,388)	67,817
Net decrease in cash and cash equivalents	$(61,961)	$(25,580)
Operating Activities
Net cash flows provided by operating activities totaled $125.3 million and $54.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The increase reflects the higher level of property and casualty premiums collected, and a lower level of property and casualty loss payments.
Our cash flows from operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2012 and 2011.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.3 billion, or 44.3 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2012, our cash and cash equivalents included $31.0 million related to these money market accounts, compared to $62.9 million at December 31, 2011.
Net cash flows used in investing activities totaled $115.9 million and $148.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively. While we purchased $130.5 million more in investments in the nine-month period ended September 30, 2012, we had cash outflows for investing activities of $171.4 in the nine-month period ended September 30, 2011 due to the acquisition of Mercer Insurance Group.
Financing Activities
Net cash flows used in financing activities totaled $71.4 million for the nine-month period ended September 30, 2012 compared to net cash flows provided of $67.8 million for the nine-month period ended September 30, 2011. In the first quarter of 2011, we borrowed $79.9 million to partially finance the purchase of Mercer Insurance Group. In 2012, we paid the remaining balance of $45.0 million outstanding on our credit facility. In 2012, we also fully repaid the $15.6 million of trust preferred securities outstanding at December 31, 2011.

Credit Facilities
In December of 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million. As of September 30, 2012, there were no balances outstanding under this credit agreement.
If no event of default has occurred or is continuing to occur, and certain other conditions are satisfied during the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders' equity. As of September 30, 2012, we have not been in default and were in compliance with all covenants of the credit agreement.
Stockholders' Equity
Stockholders' equity increased 8.3 percent to $753.8 million at September 30, 2012, from $696.1 million at December 31, 2011. The increase was primarily attributable to net income of $42.6 million and an increase in net unrealized investment gains of $25.0 million, net of tax, less stockholder dividends of $11.5 million. As of September 30, 2012, the book value per share of our common stock was $29.66, compared to $27.29 at December 31, 2011.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $6.5 million at September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011(1)
Net premiums written	$170,725	$158,036	$546,500	$453,391
Net change in unearned premium	5,959	1,843	(35,347)	(27,700)
Net change in prepaid reinsurance premium	(153)	(1,175)	(3,029)	(573)
Net premiums earned	$176,531	$158,704	$508,124	$425,118
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
ISO catastrophes	$7,204	$20,365	$33,148	$59,011
Non-ISO catastrophes (1)	1,289	3,528	1,398	17,964
Total catastrophes	$8,493	$23,893	$34,546	$76,975
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2012, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of September 30, 2012, to be ordinary, routine, and incidental to our business.
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

We are authorized to purchase 1,332,087 shares at September 30, 2012. Our share repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended September 30, 2012.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
7/1/2012 - 7/31/2012	—	$—	—	1,367,978
8/1/2012 - 8/31/2012	35,891	21.34	35,891	1,332,087
9/1/2012 - 9/30/2012	—	—	—	1,332,087

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2012; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 7, 2012	November 7, 2012
(Date)	(Date)