Form 10-K
period 2012-12-31
UNITED FIRE GROUP INC
filed 2013-03-04
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2012, was approximately $444.7 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 28, 2013, 25,240,538 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual stockholders meeting to be held on May 15, 2013.

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

GENERAL DESCRIPTION
The terms the "Company,” “we,” “us,” or “our” refer, as the context requires, to United Fire Group, Inc., United Fire & Casualty Company, United Fire Group, Inc. and its consolidated subsidiaries and affiliate, or to United Fire & Casualty Company and its consolidated subsidiaries and affiliate. We are engaged in the business of writing property and casualty insurance and life insurance and selling fixed annuities through a network of independent agencies. The Company is currently licensed as a property and casualty insurer in 43 states, plus the District of Columbia and as a life insurer in 36 states. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, P.O. Box 73909, Cedar Rapids, Iowa 52407-3909. Telephone: 319-399-5700.
Holding Company
On February 1, 2012, we completed a holding company reorganization (the "Reorganization") of United Fire Group, Inc., United Fire & Casualty Company, and UFC MergeCo, Inc., an Iowa corporation formed for the purpose of facilitating the Reorganization. The Reorganization agreement was approved and adopted by United Fire & Casualty Company stockholders at a special meeting of stockholders, held on January 24, 2012.
The Reorganization agreement provided for the merger of United Fire & Casualty Company with UFC MergeCo, Inc., with United Fire & Casualty Company surviving the merger as a wholly owned subsidiary of United Fire Group, Inc. Each share of common stock, par value $3.33 1/3 per share, of United Fire & Casualty Company issued and outstanding immediately prior to the effective time of the merger, converted into one duly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of United Fire Group, Inc. In addition, each outstanding option to purchase or other right to acquire shares of United Fire & Casualty Company common stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. common stock.
Upon completion of the Reorganization, United Fire Group, Inc., an Iowa corporation, replaced United Fire & Casualty Company, an Iowa corporation, as the publicly held corporation, and the holders of United Fire & Casualty Company common stock now hold the same number of shares at the same ownership percentage of United Fire Group, Inc. as they held of United Fire & Casualty Company immediately prior to the Reorganization. On February 2, 2012, shares of United Fire Group, Inc. common stock commenced trading on the NASDAQ Global Select Market under the ticker symbol “UFCS.”
The directors and executive officers of United Fire Group, Inc. immediately following the Reorganization were the same individuals who were directors and executive officers, respectively, of United Fire & Casualty Company immediately prior to the Reorganization.
Immediately following the Reorganization, United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of six subsidiaries: United Life Insurance Company, Addison Insurance Company, Mercer Insurance Group, Inc., Lafayette Insurance Company, United Fire & Indemnity Company and American Indemnity Financial Corporation.
In addition, Mercer Insurance Group, Inc. owns 100 percent of two subsidiaries: Mercer Insurance Company and Financial Pacific Insurance Group, Inc. Mercer Insurance Company owns 100 percent of three subsidiaries: Mercer

Insurance Company of New Jersey, Inc., Franklin Insurance Company and BICUS Services Corporation. Financial Pacific Insurance Group, Inc. owns 100% of two subsidiaries: Financial Pacific Insurance Company and Financial Pacific Insurance Agency. United Fire & Indemnity Company has one affiliate: United Fire Lloyds. American Indemnity Financial Corporation owns 100% of one subsidiary: Texas General Indemnity Company.
Employees
As of December 31, 2012, we employed 896 full-time employees and 13 part-time employees. We are not a party to any collective bargaining agreement.
Reportable Segments
We report our operations in two business segments: property and casualty insurance and life insurance. Our property and casualty insurance segment is comprised of commercial lines insurance, including surety bonds, personal lines insurance and assumed reinsurance. Our life insurance segment is comprised of deferred and immediate fixed annuities, universal life insurance products and traditional life insurance products. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 10 “Segment Information.” All intercompany transactions have been eliminated in consolidation.
All of our property and casualty insurance subsidiaries and affiliate belong to an intercompany reinsurance pooling arrangement, with the exception of Texas General Indemnity Company. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Our life insurance segment consists solely of the operations of United Life Insurance Company.
Available Information
United Fire Group provides free and timely access to all Company reports filed with the Securities and Exchange Commission (“SEC”) in the Investor Relations section of our website at www.unitedfiregroup.com. Select “Financial Information” and then “SEC Filings” to view the list of filings, which includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.
Our Code of Ethics is also available at www.unitedfiregroup.com in the Investor Relations section. To view it, select “Corporate Governance” and then “Code of Ethics and Business Conduct.”
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., P.O. Box 73909, Cedar Rapids, Iowa 52407-3909.
Acquisition of Mercer Insurance Group, Inc.
On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group for $191.5 million. The acquisition was funded through a combination of cash and $79.9 million of short-term debt. Accordingly, the results of operations for Mercer Insurance Group have been included in the accompanying Consolidated Financial Statements from that date forward. After the acquisition, we market our products primarily in the Midwest, West, East Coast and South. In addition, the acquisition allowed us to diversify our exposure to weather and other catastrophe risks across our geographic markets.
This transaction was accounted for under the acquisition method in accordance with Accounting Standards Codification ("ASC") 805 Business Combinations, using Mercer Insurance Group's historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date.

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and four regional locations: Westminster, Colorado, a suburb of Denver; Galveston, Texas; Pennington, New Jersey; and Rocklin, California. We are represented through approximately 1,200 independent property and casualty agencies.
Property and Casualty Insurance Segment
In 2012, 2011 and 2010 the direct premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2012	2011	2010	2012	2011	2010
Texas	$88,046	$74,845	$68,655	12.9%	12.9%	15.8%
Iowa	83,906	73,762	68,373	12.3	12.7	15.7
California	79,485	61,500	13	11.6	10.6	—
New Jersey	47,859	33,793	—	7.0	5.8	—
Missouri	44,736	42,202	40,342	6.6	7.3	9.3
Louisiana	38,508	36,685	37,263	5.6	6.3	8.6
Illinois	35,237	32,241	31,330	5.2	5.6	7.2
Colorado	31,790	29,250	28,775	4.7	5.0	6.6
All Other States	232,823	196,610	160,955	34.1	33.8	36.8
Direct Statutory Premiums Written (1)	$682,390	$580,888	$435,706	100.0%	100.0%	100.0%

(1)	The Measurement of Results section of Part II, Item 7, defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than GAAP.
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
In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency and competition to retain qualified independent agents. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers.
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty insurance agencies will receive profit-sharing payments of $16.9 million in 2013, based on business produced by the agencies in 2012. In 2012 for 2011 business, agencies received $9.7 million in profit-sharing payments and in 2011 for 2010 business, agencies received $7.0 million in payments.

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
Life Insurance Segment

Our life insurance subsidiary is represented by approximately 900 independent agencies that market our products primarily in the Midwest, East Coast and West. In 2012, 2011 and 2010 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31			% of Total
(In Thousands)	2012	2011	2010	2012	2011	2010
Iowa	$60,761	$51,132	$45,336	38.8%	29.7%	32.6%
Minnesota	16,987	20,409	11,875	10.8	11.9	8.5
Illinois	16,312	17,643	13,629	10.4	10.2	9.8
Wisconsin	14,505	16,507	13,942	9.3	9.6	10.0
Nebraska	9,192	16,553	11,317	5.9	9.6	8.1
All Other States	38,800	49,915	42,901	24.8	29.0	31.0
Direct Statutory Premiums Written (1)	$156,557	$172,159	$139,000	100.0%	100.0%	100.0%

(1)	The Measurement of Results section of Part II, Item 7, defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than GAAP.
Competition
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
OPERATING SEGMENTS
Information specific to the reportable business segments in our operations, including products, pricing and seasonality of premiums written is incorporated by reference from Note 10 “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, for a detailed discussion of our operating results by segment, refer to the Results of Operations section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Liabilities for loss and loss settlement expenses reflect management's best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported (“IBNR”), based on known facts, circumstances, and historical trends.

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer delays for claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. As required by state law, we engage an independent actuary, Regnier Consulting Group, Inc. (“Regnier”), to render an opinion as to the adequacy of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

On a quarterly basis, United Fire's internal actuary performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of IBNR reserves completed by both our internal and external actuaries. Senior management meets with our internal actuary to review, on a quarterly basis, the adequacy of carried reserves based on results from these actuarial analyses. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for “normal” kinds of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate the recognition of specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money. There are no material differences between our reserves established under U.S. generally accepted accounting principles ("GAAP") and our statutory reserves.

The following table illustrates the change in our estimate of loss reserves for our property and casualty insurance companies for the years 2002 through 2012. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest re-estimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to project future redundancies or deficiencies based on this table.

(In Thousands)
Years Ended December 31	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011 (1)	2012
Gross liability for loss and loss settlement expenses	$392,649	$427,049	$464,889	$620,100	$518,886	$496,083	$586,109	$606,045	$603,090	$945,051	$971,911
Ceded loss and loss settlement expenses	35,760	27,309	28,609	60,137	40,560	38,800	52,508	33,754	39,000	120,359	103,870
Net liability for loss and loss settlement expenses	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041
Cumulative net paid as of:
One year later	$107,271	$100,895	$110,016	$230,455	$148,593	$140,149	$195,524	$165,046	$146,653	$194,156
Two years later	172,158	167,384	166,592	321,110	235,975	265,361	304,622	260,872	230,800
Three years later	214,307	203,861	213,144	380,294	332,768	345,092	373,765	312,451
Four years later	237,150	231,278	242,579	456,919	390,763	392,676	406,773
Five years later	253,026	250,787	264,015	502,455	422,669	416,656
Six years later	265,304	263,631	276,214	527,136	441,202
Seven years later	273,066	272,826	282,654	540,740
Eight years later	280,152	277,645	287,825
Nine years later	283,635	281,930
Ten years later	286,790
Net liability re-estimated as of:
End of year	$356,889	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041
One year later	344,590	361,153	358,796	534,998	433,125	457,831	559,816	526,413	502,995	751,265
Two years later	340,502	331,693	330,137	508,774	453,474	502,177	547,824	497,136	457,532
Three years later	324,582	317,187	319,335	538,451	497,629	503,992	537,912	461,677
Four years later	313,745	309,146	326,340	574,484	500,071	503,720	514,763
Five years later	308,304	316,227	327,626	582,343	507,507	494,027
Six years later	312,188	314,522	327,741	592,772	503,510
Seven years later	314,680	316,705	322,875	589,661
Eight years later	316,378	311,385	320,893
Nine years later	310,478	309,465
Ten years later	310,924
Net redundancy (deficiency)	$45,965	$90,275	$115,387	$(29,698)	$(25,184)	$(36,744)	$18,838	$110,614	$106,558	$73,427
Net re-estimated liability	310,924	309,465	320,893	589,661	503,510	494,027	514,763	461,677	457,532	751,265
Re-estimated ceded loss and loss settlement expenses	$43,040	$37,962	$37,899	$96,192	$62,158	$55,867	$63,991	$48,418	$49,569	$102,261
Gross re-estimated liability	$353,964	$347,427	$358,792	$685,853	$565,668	$549,894	$578,754	$510,095	$507,101	$853,526
Gross redundancy (deficiency)	$38,685	$79,622	$106,097	$(65,753)	$(46,782)	$(53,811)	$7,355	$95,950	$95,989	$91,525
(1) Amounts shown in the 2011 column of the table include both 2011 and prior to 2011 accident year development for Mercer Insurance Group, which was acquired on March 28, 2011 and accounted for in accordance with ASC 805 Business Combinations.
For a more detailed discussion of our loss reserves, refer to the “Critical Accounting Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Reserves for Loss and Loss Settlement Expenses” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
REGULATION
The insurance industry is subject to comprehensive and detailed regulation and supervision. Each jurisdiction in which we operate has established supervisory agencies with broad administrative powers. While we are not aware of any currently proposed or recently enacted state or federal regulation that would have a material impact on our operations, we cannot predict the effect future regulatory changes might have on us.
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our stockholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination and the licensing of agents and adjusters; price setting or premium rates; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates; underwriting standards; advertising and marketing practices; and the collection, remittance and reporting of certain taxes and fees.
The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty insurance companies and life insurance subsidiary: Iowa (United Fire & Casualty Company, United Life Insurance Company, and Addison Insurance Company), California (Financial Pacific Insurance Company), Colorado (Texas General Indemnity Company), Louisiana (Lafayette Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), Pennsylvania (Mercer Insurance Company and Franklin Insurance Company), and Texas (United Fire & Indemnity Company and United Fire Lloyds). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance codes of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity within its holding company system. In addition, some of those transactions cannot be finalized without the commissioner's prior approval.
In December 2010, the "National Association Of Insurance Commissioners" ("NAIC") adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act”) to introduce the concept of “enterprise risk” within an insurance company holding system. Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. Several states have already adopted the Amended Model Act, or have it on their current or proposed legislative agendas for adoption. If and when adopted by the states in which our insurance companies are domiciled, the Amended Model Act will impose more extensive informational requirements on us, including requiring us to prepare an annual enterprise risk report that identifies the material risks within our insurance company holding system that could pose enterprise risk to our licensed insurers. Compliance with new reporting requirements under the Amended Model Act will begin for us in 2014 for the 2013 fiscal year.
Stockholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our stockholders is based on the ability of our insurance operating subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their applicable state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its stockholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an extraordinary dividend as defined under the state’s insurance code. In all cases, we may pay dividends only from our earned surplus. Refer to the Market Information section of Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Note 6 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions,” contained in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information about the dividends we paid during 2012.
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

Insurance Guaranty Associations
Each state has insurance guaranty association laws. Membership in a state's insurance guaranty association is generally mandatory for insurers wishing to do business in that state. Under these laws, associations may assess their members for certain obligations that insolvent insurance companies have to their policyholders and claimants. Typically, states assess each solvent association member in an amount related to that member's proportionate share of business written by all association members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.
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
Statutory Accounting
For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
Insurance Reserves
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our statutory reserves are adequate to meet policy claims-paying obligations and related expenses.
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2012, all of our insurance companies had capital well in excess of the required levels.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives and legislation often have an impact on our business. These initiatives and legislation include tort reform proposals, proposals addressing natural catastrophe exposures, terrorism risk mechanisms, federal financial services reforms, various tax proposals affecting insurance companies, and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Patient Protection and Affordable Care Act, both enacted in 2010.

Various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures have from time to time considered legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting is expected to continue to be difficult in commercial lines, professional liability and other specialty coverages.
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") expanded the federal presence in insurance oversight and may increase regulatory requirements that we are subject to. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also established a new Federal Insurance Office within the U.S. Department of the Treasury that is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.
Dodd-Frank also contains a number of provisions related to corporate governance and disclosure matters. In response to Dodd-Frank, the SEC has issued, or is expected to propose, rules regarding director independence, director and officer hedging activities, executive compensation clawback policies, compensation advisor independence, pay versus performance disclosures, internal pay equity disclosures, and shareholder proxy access. We will closely monitor future developments under Dodd-Frank for their impact on us, insurers of similar size and the insurance industry as a whole.
The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act may increase our operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for us, particularly with respect to our workers' compensation products.
FINANCIAL STRENGTH AND ISSUER CREDIT RATING
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
Except for one non-pooled insurance subsidiary that is in run-off status, our property and casualty insurers are rated by A.M. Best Company ("A.M. Best") on a group basis. Our pooled property and casualty insurers have all received an "A" (Excellent) rating from A.M. Best. A.M. Best has designated our non-pooled insurance subsidiary in run-off as NR (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating from A.M. Best. According to A.M. Best, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
A.M. Best also issues issuer credit ratings based on a company's ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of "a" from A.M. Best, except for our non-pooled subsidiary which is in run-off status, and therefore not rated. Our life insurance subsidiary has received an issuer credit rating of "a-" from A.M. Best. Beginning in 2011, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of "bbb."

ITEM 1A. RISK FACTORS
We provide readers with the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from our historic or anticipated results. We could also be adversely affected by other factors, in addition to those listed here. Additional information concerning factors that could cause actual results to differ materially from those contained in the forward-looking statements is set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Relating to Our Business
The occurrence, frequency and severity of catastrophe losses are unpredictable and may adversely affect our results of operations, liquidity and financial condition.
Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders, which can be caused by various natural and man-made disasters, including, but not limited to, hurricanes, tornadoes, windstorms, hailstorms, fires, explosions, earthquakes, tropical storms and terrorist acts. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. We have exposure to catastrophe losses under both our commercial insurance policies and our personal insurance policies. In addition, our automobile and inland marine business exposes us to losses arising from floods and other perils.
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
Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year and region to region, historical results of operations may not be indicative of future results of operations. In addition, as with catastrophe losses generally, it can take a long time for us to determine our ultimate losses associated with a particular catastrophic event. As our claims experience for a particular catastrophe develops, we may be required to adjust our reserves to reflect our revised estimates of the total cost of claims. Catastrophes may also negatively affect our ability to write new business. Increases in the value and geographic concentration of insured property could impact claims severity for future catastrophic events. In addition, severity may increase after catastrophic events, as the demand for resources such as building materials and labor to repair damaged structures may inflate costs, and the amount of salvage value received for damaged property may decline.
Our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserves for future policy benefits are based on estimates and may be inadequate, adversely impacting our financial results.
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
The following states provided 50.4 percent of the direct statutory premium written for the property and casualty insurance segment in 2012: Texas (12.9 percent), Iowa (12.3 percent), California (11.6 percent), New Jersey (7.0 percent) and Missouri (6.6 percent). The following states provided 75.2 percent of the direct statutory premium written for the life insurance segment in 2012: Iowa (38.8 percent), Minnesota (10.8 percent), Illinois (10.4 percent), Wisconsin (9.3 percent), and Nebraska (5.9 percent). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.
We are subject to certain risks related to our investment portfolio that could negatively affect our profitability.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. Investment income is an important component of our net income. We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our board of directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. The vast majority of our investments are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (92.7 percent at December 31, 2012) consists of fixed income securities, primarily corporate and municipal bonds (71.5 percent at December 31, 2012). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair market value of fixed income securities. In addition, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of our book value. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, surrenders and withdrawals of life insurance policies and annuity contracts, along with policy loans, may increase as policyholders seek to buy products with perceived higher rates of return.
Interest rates are highly sensitive to many factors beyond our control including general economic conditions, changes in governmental regulations and monetary policy, and national and international political conditions.

•
Liquidity Risk - We seek to match the maturities of our investment portfolio with the estimated payment date of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. Risk such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. This could result in significant realized losses depending on the conditions of the general market, interest rates and credit profile of individual securities.

•
Market Risk - Our investments are subject to risks inherent in the global financial system and capital markets. The value and risks of our investments may be adversely affected if the functioning of those markets is disrupted or otherwise affected by local, national or international events, such as: changes in regulation or tax policy; infrastructure failures; wars or terrorist attacks; the overall health of global economies; a significant change in inflation expectations; a significant devaluation of government or private sector credit and/or currency values; and other factors or events not specifically attributable to changes in interest rates, credit losses, and liquidity needs.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (25.8 percent at December 31, 2012) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.
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

Unauthorized data access, cyber-attacks and other security breaches could have an adverse impact on our business and reputation.
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
Security breaches, cyber-attacks and other improper accessing of data in our facilities, networks or databases, or those of our vendors may occur, exposing us to liability and having an adverse impact on our business. Moreover, any compromise of the security of our data could harm our reputation, which could affect our business and results of operations. There can be no assurances that we will be able to implement security measures adequate to prevent every security breach.
The cyclical nature of the property and casualty insurance industry may affect our financial performance.
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
In addition to exposure to credit risk related to our investment portfolio, we are exposed to credit risk in several other areas of our business operations, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements. See the risk factor titled “Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all,” for a discussion of the credit risk associated with our reinsurance program.

•	Some of our independent agents, who collect premiums from policyholders on our behalf and are required to remit the collected premiums to us.

•	Some of our policyholders, who are responsible for paying deductibles and/or premiums directly to us.

•
Our surety insurance operations, where we guarantee to a third party that our bonded principal will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder.

To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk during periods of economic downturn. While we attempt to manage these risks through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. As a result, our exposure to credit risk could materially and adversely affect our results of operation and financial condition.
We are subject to comprehensive laws and regulations, changes to which may have an adverse effect on our financial condition and results of operations.
Insurance is a highly regulated industry. We are subject to extensive supervision and regulation by the states in which we operate. As a public company, we are also subject to increased regulation at the federal level. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is, and will continue to be, critical to our success and ability to earn profits.
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

•
Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. When our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise premium rates, even if the property and casualty industry generally is not experiencing regulatory resistance to premium rate increases. If premium rate increases we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state could be substantially impaired.

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

•
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") requires the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. For further information about TRIPRA and its effect on our operations, refer to the information in the Results of Operations section in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

•
Accounting standards. Our Consolidated Financial Statements are subject to the application of GAAP accounting guidance, which is periodically revised and/or expanded by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). During the last several years, the SEC has been evaluating whether, when and how International Financial Reporting Standards ("IFRS") should be incorporated into the U.S. financial reporting system. The FASB and the International Accounting Standards Board ("IASB") are working on a long-term project to converge GAAP and IFRS. Additionally, the IASB and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB's and IASB's views, it is not likely that the two boards will achieve convergence on this project. As a result of this, it is currently unclear what changes, if any, may be made to the accounting for insurance contracts under GAAP as a result of this project, and we are not able to predict whether we will be required to adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the project for valuing insurance contract liabilities) may impact our financial statements in the future. Changes in accounting standards may have an impact on the content and presentation of our financial results and could have adverse consequences on our financial results.

•
Corporate Governance and Public Disclosure Regulation. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. Additional regulation under these laws in the area of compensation disclosure, particularly regarding internal pay equity, officer and director hedging activities and compensation clawback policies is still expected.

Compliance with these laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely premium rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets and otherwise continue to operate our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.
A downgrade or a potential downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
Third-party rating agencies assess and rate the claims-paying ability and credit worthiness of insurers and reinsurers based on criteria established by the agencies. A.M. Best rates our property and casualty insurance companies on a group basis. Our life insurance subsidiary receives a separate rating. Since 2011, A.M. Best has also given an issuer credit rating to our parent holding company. The table below shows the current ratings assigned to our companies by A.M. Best.

	Financial Strength Rating	Issuer Credit Rating	Rating Held Since
Property and Casualty Insurers*	A	a	1994
Life Insurer	A-	a-	1998
United Fire Group, Inc.	N/A	bbb	2011
* Except for one insurance subsidiary that is in run-off and designated NR-3 (Rating Procedure Inapplicable) by A.M. Best.
Financial strength and issuer credit ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and credit worthiness of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of the Company by investors, producers, other businesses and consumers could also be significantly impaired.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline. If that happens, our premium revenue and earnings would decrease. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best ratings below “A-” would prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements. A reduction in our issuer credit rating could limit our ability to access capital markets or significantly increase the cost to us of raising capital.
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
We face significant competitive pressures in our business that could cause demand for our products to fall or hinder our ability to introduce new products or services and keep pace with advances in technology, reducing our revenue and profitability.
The insurance industry is highly competitive. In our property and casualty insurance business and in our life insurance business, we compete, and will continue to compete, with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies.
The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. There is no guarantee we will be able to introduce new or improved products, or that our products will achieve market acceptance. We may also not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements, causing our products or services to become obsolete.
We price our insurance products based on estimated profit margins, and we may not be able to react in a timely manner to reprice our insurance products to respond to changes in the market. Some of our competitors may be larger and have far greater financial, technology and marketing resources than we do. If new or existing competitors decide to target our policyholder base by offering similar or enhance product offerings or technologies at lower prices than we are able to offer, our premium revenue and our profitability could decline.

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
If a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was successfully tested during 2008, both by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Ike that affected our Gulf Coast regional office in Galveston, Texas. Also, to a lesser extent by Super Storm Sandy, which affected our East Coast regional office in Pennington, New Jersey.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to and the cost of capital.
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
Risks Relating to Our Common Stock
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
The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results.

•	Investor perceptions of the insurance industry in general and the Company in particular.

•	Market conditions in the insurance industry and any significant volatility in the market.

•	Major catastrophic events.

•	Departure of key personnel.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own three buildings and related parking facilities in Cedar Rapids, Iowa, that we use as our corporate headquarters. Our corporate headquarters includes: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 6.0 percent of the building’s square footage) is leased to tenants. All three buildings are connected by a skywalk system. We also own a 250-space parking ramp for use by our employees. The parking ramp is located adjacent to our corporate headquarters upon one parcel of real estate that we own and another parcel that we lease with an option to purchase.
In addition, three of our regional locations in Lock Haven, Pennsylvania, Pennington, New Jersey, and Rocklin, California, conduct operations in office space that we own. A portion of the Lock Haven (approximately 20.0 percent) office space is leased to tenants. We also own a tract of land adjacent to the Pennington office and a townhouse located near the Rocklin office that is used for corporate purposes.
Our other two regional locations in Westminster, Colorado, and Galveston, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space.
The following table shows a brief description of our owned and leased office space. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our leased and owned facilities:

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters –
Cedar Rapids, Iowa (118 Second Avenue SE)	Corporate Administration, Property and Casualty Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (119 Second Avenue SE)	Corporate Administration, Life Insurance Segment	Owned	N/A
Cedar Rapids, Iowa (109 Second Street SE)	Property and Casualty Insurance Segment	Owned	N/A
Denver Regional Office – Westminster, Colorado	Property and Casualty Insurance Segment	Leased	June 30, 2015
East Coast Regional Office –
Lock Haven Regional Office - Lock Haven, Pennsylvania	Property and Casualty Insurance Segment	Owned	N/A
Pennington Regional Office - Pennington, New Jersey	Property and Casualty Insurance Segment	Owned	N/A
Gulf Coast Regional Office – Galveston, Texas	Property and Casualty Insurance Segment	Leased	November 30, 2014
New Orleans Claims Office – Metairie, Louisiana	Property and Casualty Insurance Segment	Leased	September 30, 2015
West Coast Regional Office - Rocklin, California	Property and Casualty Insurance Segment	Owned	N/A
Rocklin Townhouse - Rocklin, California	Property and Casualty Insurance Segment	Owned	N/A

ITEM 3. LEGAL PROCEEDINGS
Incorporated by reference from Note 1 “Summary of Significant Accounting Policies” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stockholders
United Fire Group, Inc.’s common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “UFCS.” On December 31, 2012, there were 871 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect stockholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
See “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” in Part III, Item 12 of this Form 10-K, which incorporates by reference our definitive Proxy Statement (the "2013 Proxy Statement") for our annual meeting of stockholders to be held on May 15, 2013. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
The table in the following section shows the quarterly cash dividends declared in 2012 and 2011. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
State law permits the payment of dividends by insurance companies only from earned surplus arising from business operations. Furthermore, under state law our insurance operating subsidiaries may pay dividends to us only if after giving effect to the payment they are either able to pay their debts as they become due in the normal course of business or their total assets would be equal to or greater than the sum of their total liabilities. Additional information about these restrictions is incorporated by reference from Note 6 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

Market Information
The following table sets forth the high and low trading price for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Share Price		Cash Dividends Declared
	High	Low
2012
Quarter Ended:
March 31	$21.16	$17.88	$0.15
June 30	22.31	15.90	0.15
September 30	26.07	18.55	0.15
December 31	26.33	18.49	0.15

2011
Quarter Ended:
March 31	$23.29	$18.50	$0.15
June 30	21.95	17.10	0.15
September 30	18.52	14.79	0.15
December 31	21.16	16.20	0.15
Issuer Purchases of Equity Securities

Under our share repurchase program, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
10/1/12 - 10/31/12	—	$—	—	1,332,087
11/1/12 - 11/30/12	—	—	—	1,332,087
12/1/12 - 12/31/12	202,367	21.75	202,367	1,129,720
(1) Our share repurchase program was originally announced in August 2007. During 2012, our Board of Directors authorized us to purchase up to an additional 1,000,000 shares of common stock through August 2014.

United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2007, through December 31, 2012, with the Standard & Poor’s 500 Index (“S&P 500 Index”), and the Standard & Poor’s 600 Property and Casualty Index (“S&P 600 Property & Casualty Index”). The graph assumes $100 was invested on December 31, 2007, in our common stock and each of the above listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of 5 Year Cumulative Total Return
United Fire Group, Inc.
S&P 500 Index
S&P 600 Property & Casualty Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
DOLLARS
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

The following table shows the data used in the Total Return Performance graph above.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
United Fire Group, Inc.	$100.00	$108.99	$66.10	$83.34	$77.76	$86.53
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
S&P 600 P&C Index	100.00	92.54	79.79	97.28	106.42	115.27

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data derived from the Consolidated Financial Statements of United Fire Group, Inc. and its subsidiaries and affiliates. The data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

(In Thousands, Except Per Share Data)
Years Ended December 31	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total cash and investments	$3,151,829	$3,052,535	$2,662,955	$2,542,693	$2,205,355
Total assets	3,694,653	3,618,924	3,007,439	2,902,544	2,687,130

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	971,911	945,051	603,090	606,045	586,109
Life insurance	1,498,176	1,476,281	1,389,331	1,321,600	1,167,665
Unearned premiums	311,650	288,991	200,341	206,010	216,966
Total liabilities	2,965,476	2,922,783	2,291,015	2,229,809	2,045,389

Net unrealized investment gains, after tax	144,096	124,376	102,649	82,491	25,543
Repurchase of United Fire Group, Inc. common stock	(7,301)	(12,433)	(6,280)	(1,545)	(14,817)
Total stockholders’ equity	729,177	696,141	716,424	672,735	641,741

Book value per share	28.90	27.29	27.35	25.35	24.10

Consolidated Income Statement Data:
Revenues
Net premiums written (1)	$720,881	$604,867	$463,892	$467,427	$496,897
Net premiums earned	694,994	586,783	469,473	478,498	503,375
Investment income, net of investment expenses	111,905	109,494	111,685	106,075	107,577
Net realized investment gains (losses)	5,453	6,440	8,489	(13,179)	(10,383)
Other income	891	2,291	1,425	799	880
Consolidated revenues	$813,243	$705,008	$591,072	$572,193	$601,449

Losses and loss settlement expenses
Property and casualty insurance	439,137	407,831	289,437	365,721	393,349
Life insurance	20,569	22,558	20,359	16,773	13,291
Amortization of deferred policy acquisition costs (2)	141,834	153,176	113,371	114,893	129,158
Other underwriting expenses (2)	81,125	58,757	39,321	39,298	28,252
Net income (loss)	40,212	11	47,513	(10,441)	(13,064)

Property and Casualty Insurance Segment Data:
Net premiums written (1)	655,331	551,923	414,908	424,827	459,571
Net premiums earned	629,411	533,771	420,373	435,677	465,581
Net income (loss)	33,512	(7,639)	34,726	(17,677)	(15,156)
Combined ratio (1)	101.2%	112.1%	99.9%	115.2%	113.9%

Life Insurance Segment Data:
Net premiums earned	65,583	53,012	49,100	42,821	37,794
Net income	6,700	7,650	12,787	7,236	2,092

Earnings Per Share Data:
Basic earnings (loss) per common share	1.58	—	1.81	(0.39)	(0.48)
Diluted earnings (loss) per common share	1.58	—	1.80	(0.39)	(0.48)

Other Supplemental Data:
Cash dividends declared per common share	0.60	0.60	0.60	0.60	0.60

(1)	For further information on this line, please refer to the Measurement of Results section in Part II, Item 7.

(2)
In 2012, we adopted new deferred policy acquisition cost accounting guidance on a prospective basis. As a result of the adoption, the amount of underwriting expenses eligible for deferral has decreased. For further information on the impact of adopting the new accounting guidance, please refer to Part II, Item 8, Note 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Part II, Item 6, “Selected Financial Data” and Part II, Item 8, “Financial Statements and Supplementary Data.” Amounts (except per share amounts) are presented in thousands, unless otherwise noted.

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part II Item 1A, “Risk Factors” of this document. Risks and uncertainties that may affect the actual financial condition and results of the Company include but are not limited to the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	Occurrence of catastrophic events, occurrence of significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	Developments in the domestic and global financial markets and "other-than-temporary" impairment losses that could affect our investment portfolio;

•	The calculation and recovery of deferred policy acquisition costs (“DAC”);

•	The valuation of pension and other postretirement benefit obligations;

•	Our relationship with our agencies and agents;

•	Our relationship with our reinsurers;

•	The financial strength rating of our reinsurers;

•	Our exposure to international catastrophes through our assumed reinsurance program;

•
Lowering of one or more of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;

•	Changes in general economic conditions, interest rates, industry trends, increase in competition and significant industry developments;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products;

•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

•
Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions; and

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

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("United Fire", the "Company", "we", "us", "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 36 states and is represented by approximately 900 independent agencies.
Segments
We operate two business segments that are comprised of a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, and assumed reinsurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products.
We manage these business segments separately, as they generally do not share the same customer base, and they each have different products, pricing, and expense structures.
For 2012, property and casualty business accounted for approximately 90.0 percent of our net premiums earned, of which 90.0 percent was generated from commercial insurance. Life insurance business made up approximately 10.0 percent of our net premiums earned, of which over 71.0 percent was generated from traditional life insurance products.
Pooling Arrangement
All of our property and casualty insurance subsidiaries, with the exception of Texas General Indemnity Company, and our affiliate are members of an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.
Geographic Concentration
For 2012, approximately 50.0 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 75.0 percent of our life insurance premiums were written in Iowa, Minnesota, Illinois, Wisconsin and Nebraska.
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
Profit Factors
Our profitability is influenced by many factors, including price, competition, economic conditions, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, and effective and efficient use of technology.

MEASUREMENT OF RESULTS
Our consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principals ("GAAP"). We also prepare financial statements for each of our insurance subsidiaries based on statutory accounting principles ("SAP") and file them with insurance regulatory authorities in the states where they do business.
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

	Years Ended December 31,
(In Thousands)	2012	2011(1)	2010
Net premiums written	$720,881	$604,867	$463,892
Net change in unearned premium	(22,659)	(16,401)	5,669
Net change in prepaid reinsurance premium	(3,228)	(1,683)	(88)
Net premiums earned	$694,994	$586,783	$469,473
(1) The information presented for 2011 and after includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
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
When prepared in accordance with SAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned, and the expense ratio is calculated by dividing underwriting expenses by net premiums written.
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

	Years Ended December 31,
(In Thousands)	2012	2011	2010
ISO catastrophes	$58,875	$57,238	$16,230
Non-ISO catastrophes (1)	5,847	23,555	3,540
Total catastrophes	$64,722	$80,793	$19,770
(1) Includes international assumed losses.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2012	2011
(In Thousands)	2012	2011(1)	2010	vs. 2011	vs. 2010
Revenues
Net premiums earned	$694,994	$586,783	$469,473	18.4%	25.0%
Investment income, net of investment expenses	111,905	109,494	111,685	2.2	(2.0)
Net realized investment gains (losses)
Other-than-temporary impairment charges	(4)	(395)	(459)	99.0	13.9
All other net realized gains	5,457	6,835	8,948	(20.2)	(23.6)
Total net realized investment gains	5,453	6,440	8,489	(15.3)	(24.1)
Other income	891	2,291	1,425	(61.1)	60.8
Total revenues	$813,243	$705,008	$591,072	15.4%	19.3%

Benefits, losses and expenses
Losses and loss settlement expenses	$459,706	$430,389	$309,796	6.8%	38.9%
Future policy benefits	43,095	32,567	27,229	32.3	19.6
Amortization of deferred policy acquisition costs	141,834	153,176	113,371	(7.4)	35.1
Other underwriting expenses	81,125	58,757	39,305	38.1	49.5
Interest on policyholders' accounts	41,409	42,834	42,988	(3.3)	(0.4)
Total benefits, losses and expenses	$767,169	$717,723	$532,689	6.9%	34.7%

Income (loss) before income taxes	$46,074	$(12,715)	$58,383	NM	(121.8)%
Federal income tax expense (benefit)	5,862	(12,726)	10,870	146.1%	NM
Net income	$40,212	$11	$47,513	NM	(100.0)%
NM = not meaningful
(1) The information presented for 2011 and after includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
Consolidated Results of Operations
During 2012 the increase in net income was driven by growth in property and casualty premium revenue and a reduction in the combined ratio. The reduction in the combined ratio resulted from lower catastrophe losses as well as improvement in non-catastrophe loss experience. In addition, the combined ratio improved due to an improvement in the expense ratio.
Net premiums earned increased to $695.0 million, compared to $586.8 million for the same period of 2011 due in part to the acquisition of Mercer Insurance Group in March 2011, which accounted for $34.9 million of additional earned premium. Our organic growth was $73.3 million over the same period of 2011.

Effective January 1, 2012, we prospectively adopted the change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. The adoption of the updated accounting guidance resulted in the recognition of approximately $10.3 million ($8.7 million for our property and casualty insurance segment; $1.6 million for our life insurance segment) of additional expense during 2012 that we would not have recognized had the accounting guidance remained unchanged. This represents a reduction to net income of $0.26 per share. Refer to the "Deferred Policy Acquisition Costs" section of Part II, Item 8, Note 1 "Summary of Significant Accounting Policies" for further discussion of the impact of the updated accounting guidance on our reported results.
The year 2011 will be remembered for its devastating catastrophes, both domestic and abroad. According to various reports, 2011 was the costliest catastrophe year on record for the property and casualty insurance industry globally. We experienced losses in our direct and assumed books of business that negatively impacted our full-year results.

However, premium rates increased across all lines of business, and there were some positive signs in the overall economy. Additionally, we took steps to improve and strengthen our underwriting guidelines in response to our catastrophe experiences. Internal analyses of our catastrophe exposures, utilizing various approaches including the results of the updated RMS Model Version 11, supported the underwriting changes.
We also focused on our capital management strategy through our stock repurchase program and by entering into a new banking relationship with KeyBank National Association that established a $100.0 million syndicated line of credit, allowing us to reduce our cash position.
During 2011, we began the process of integrating Mercer Insurance Group into our operations. The integration of the West Coast business of Mercer Insurance Group's policy renewals into our processing systems was completed in 2012. We began the integration of the East Coast policy renewals into our processing systems which are on schedule to be completed in 2013. In addition, effective January 1, 2012, we consolidated Mercer Insurance Group's core and catastrophe reinsurance programs into our programs, resulting in increased coverage and reduction in Mercer Insurance Group's historical costs.
In 2012, we continued to expand the geographical footprint of our life insurance subsidiary by receiving approval to operate in California, Maryland and Delaware after receiving approval in 2011 to operate in New Jersey, North Carolina, Pennsylvania,Virginia and West Virginia, further leveraging the Mercer Insurance Group acquisition. Our life management team continues to improve service to our agents by increasing marketing support and automating life product processes.
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Property and Casualty Insurance Segment

	Years Ended December 31,			% Change
				2012	2011
(In Thousands)	2012	2011(1)	2010	vs. 2011	vs. 2010
Net premiums written (2)	$655,331	$551,923	$414,908	18.7%	33.0%
Net premiums earned	$629,411	$533,771	$420,373	17.9	27.0
Losses and loss settlement expenses	(439,137)	(407,831)	(289,437)	7.7	40.9
Amortization of deferred policy acquisition costs	(134,444)	(143,952)	(100,310)	(6.6)	43.5
Other underwriting expenses	(63,620)	(46,404)	(30,313)	37.1	53.1
Underwriting gain (loss) (2)	$(7,790)	$(64,416)	$313	87.9%	NM

Investment income, net of investment expenses	41,879	35,513	34,787	17.9%	2.1%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(153)	—%	100.0%
All other net realized gains	1,676	3,081	3,746	(45.6)	(17.8)
Total net realized investment gains	1,676	3,081	3,593	(45.6)%	(14.2)%
Other income	316	1,592	147	(80.2)	NM
Income (loss) before income taxes	$36,081	$(24,230)	$38,840	NM	(162.4)%

GAAP Ratios:
Net loss ratio (without catastrophes)	59.5%	61.3%	64.2%	(2.9)%	(4.5)%
Catastrophes - effect on net loss ratio	10.3	15.1	4.7	(31.8)	221.3
Net loss ratio	69.8%	76.4%	68.9%	(8.6)%	10.9%
Expense ratio (3)	31.4	35.7	31.0	(12.0)	15.2
Combined ratio	101.2%	112.1%	99.9%	(9.7)%	12.2%

Statutory Ratios:(2)
Net loss ratio (without catastrophes)	60.2%	61.3%	64.2%	(1.8)%	(4.5)%
Catastrophes - effect on net loss ratio	10.3	15.1	4.7	(31.8)	221.3
Net loss ratio	70.5%	76.4%	68.9%	(7.7)%	10.9%
Expense ratio (3)	31.3	32.2	31.0	(2.8)	3.9
Combined ratio	101.8%	108.6%	99.9%	(6.3)%	8.7%
NM = not meaningful
(1) The information presented for 2011 and after includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than GAAP.
(3) Includes policyholder dividends.

For the year ended December 31, 2012, our property and casualty segment reported income before income taxes of $36.1 million compared to losses before income taxes of $24.2 million in the same period in 2011. The increase in income before income taxes during 2012 as compared to 2011 is primarily a result of a 17.9 percent increase in net premiums earned, a decrease in catastrophe losses, and a decrease in the amortization of deferred policy acquisition costs, partially offset by an increase in underwriting expenses, and an increase in loss and loss settlement expenses all discussed in more detail throughout this section.

Amortization of deferred policy acquisition costs decreased as the result of a change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. We prospectively adopted the new accounting guidance effective January 1, 2012. As a result, the amount of underwriting expenses eligible for deferral has decreased, which resulted in the recognition of $8.7 million of additional expense in 2012 in our property and casualty insurance segment than would have been recognized had the guidance remained the same.

Premiums
The following table shows our premiums written and earned for 2012, 2011 and 2010:

				% Change
(In Thousands)				2012	2011
Years ended December 31	2012	2011 (1)	2010	vs. 2011	vs. 2010
Direct premiums written	$682,390	$580,890	$435,706	17.5%	33.3%
Assumed premiums written	17,181	14,954	11,713	14.9	27.7
Ceded premiums written	(44,240)	(43,921)	(32,511)	0.7	35.1
Net premiums written (2)	$655,331	$551,923	$414,908	18.7%	33.0%
Net premiums earned	629,411	533,771	420,373	17.9	27.0
(1) The information presented for 2011 and after includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.
(2) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than GAAP.
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
Direct Premiums Written
Direct premiums written increased $101.5 million in 2012 as compared to 2011, of which $37.2 million resulted from our acquisition of Mercer Insurance Group. The remaining $64.3 million is due to organic growth primarily the result of rate increases and increase in audit premiums.
Direct premiums written increased $145.2 million in 2011 as compared to 2010, of which $115.3 million resulted from our acquisition of Mercer Insurance Group. The remaining $29.9 million reflects low-to mid-single-digit rate increases across all lines, along with growth from internal initiatives we implemented at the beginning of 2011.
In our commercial lines, competitive market conditions eased during 2011, although not equally among all regions. New business increased by $15.7 million as compared to 2010. All regions continued to see commercial lines policy cancellations, though at a declining rate, due to insureds going out of business. In our personal lines, pricing continued to improve during 2011, continuing a trend that began over two years ago. In both our commercial and personal lines, policy retention rates remained strong with approximately 82.0 percent of our policies renewing.
Assumed Premiums Written
Assumed premiums written increased $2.2 million in 2012 as compared to 2011 due to pricing increases in recent years and our renewal of our participation levels in all of our active assumed programs, with the exception of one contract for which we decreased our participation level after a review of the results of our catastrophe experience.
In 2011, we increased our participation on one active contract, while renewing all other active contracts. Our increased participation and pricing increases in recent years led to the increase in assumed premiums written in 2011 as compared to 2010.

Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2012, ceded premiums written increased slightly compared to 2011. For 2011, the increase in ceded premiums written is primarily related to our acquisition of Mercer Insurance Group.
We consolidated both Mercer Insurance Group's non-catastrophe and catastrophe reinsurance programs into our programs, effective January 1, 2012, resulting in increased coverage for Mercer Insurance Group and an expected annual cost savings of $1.5 million because of synergies in comparison to their historical costs of obtaining coverage on a separate company basis. The change in programs increased Mercer Insurance Group's catastrophe protection from $55.0 million to $200.0 million and increased their catastrophe retention from $5.0 million to $20.0 million. Mercer Insurance Group's non-catastrophe retention was increased from $1.0 million to $2.0 million and the surety retention was increased from $0.5 million to $1.5 million. We had no other significant changes to coverage, limits, or retentions for our catastrophe or non-catastrophe programs.
In comparison, the renewal pricing for our 2011 non-catastrophe reinsurance program increased approximately 4.0 percent due to losses in 2010 in the first and second layers of our casualty program. Our catastrophe reinsurance program pricing decreased approximately 8.0 percent because of the soft market conditions and because we had no losses to the program during 2010.
Losses and Loss Settlement Expenses
Catastrophe Exposures
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters, along with man-made exposures to losses resulting from, without limitation, acts of war, acts of terrorism and political instability. Such events result in insured losses that can be, and may continue to be, a material factor in our results of operations and financial position, as the extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. Because the level of insured losses that may occur in any one year cannot be accurately predicted, these losses contribute to fluctuations in our year-to-year results of operations and financial position. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas of the United States, such as the Gulf and East Coasts, as well as in areas of exposure in other countries where we are exposed to a portion of an insurer's underwriting risk under our assumed reinsurance contracts.
A new version of a third-party catastrophe modeling tool that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released in 2011. Overall, the model increased risk estimates for our exposure to hurricanes in the United States, but the impact of the new model on our book of business varies significantly among the regions that we model for hurricanes. Based on our analysis, and the indications of other catastrophe models, we have begun to implement more targeted underwriting and rate initiatives in some regions. We will continue to take underwriting actions and/or purchase additional reinsurance as necessary to reduce our exposure.

Catastrophe modeling generally relies on multiple inputs based on experience, science, engineering and history, and the selection of those inputs requires a significant amount of judgment. The modeling results may also fail to account for risks that are outside the range of normal probability or are otherwise unforeseen. Because of this, actual results may differ materially from those derived from our modeling assumptions.
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
Catastrophes Losses
In 2012, our pre-tax catastrophe losses were $64.7 million as compared to $80.8 million and $19.8 million in 2011 and 2010, respectively. Our 2012 losses included Super Storm Sandy, which occurred in October 2012, which represented $25.0 million ($20.0 million direct and $5.0 million assumed) of incurred losses and 26 other catastrophes, where our largest single pre-tax catastrophe loss totaled $12.3 million.
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
Catastrophe Reinsurance
In 2012 and 2010, we did not exceed our catastrophe retention of $20.0 million. In 2011, only Mercer Insurance Group exceeded their $5.0 million catastrophe retention due to losses incurred from Hurricane Irene. Effective January 1, 2012, Mercer Insurance Group is included in our catastrophe reinsurance program.
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
In 2011, we developed earthquake underwriting guidelines to significantly decrease our earthquake exposure in the New Madrid fault area of the Midwest. The guidelines were implemented with most agencies in the New Madrid fault area in July 2011. The reduction in exposure has occurred through business being non-renewed, moved by the agent, the use of sublimits rather than using full earthquake limits, and a waiver signed by the insured rejecting earthquake coverage. As of December 31, 2012, our earthquake exposure has been reduced by $347.0 million, with an ultimate reduction goal of $405.5 million to be accomplished by the end of July 2014.
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
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2012:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A	A+
FM Global Group	A+	N/A
Hannover Rueckversicherung AG (1) (2)	A	AA-
Lloyd's	A	A+
Partner Re	A+	AA-
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	A+
SCOR Reinsurance Company	A	A
Tokio Millennium Re Ltd	A++	AA-

(1)	Primary reinsurers participating on the property and casualty excess of loss programs.

(2)	Primary reinsurers participating on the surety excess of loss program.
Refer to Part II, Item 8, Note 4 “Reinsurance” for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law on December 27, 2007. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100.0 trillion aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2012 and remains the same for 2013. Our TRIPRA deductible was $78.2 million for 2012 and our TRIPRA deductible will be $82.1 million for 2013. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2012 Results
In 2012, our loss and loss settlement expenses were affected by catastrophe losses of $64.7 million in both our direct business and assumed reinsurance business. However, our non-catastrophe results improved, which is reflected in our favorable development of reserves established for claims that occurred in prior years of $73.4 million.
We experienced favorable development in all lines of business with the exception of assumed reinsurance which adversely developed as a result of additional reported losses of $4.6 million on 2011 catastrophe activity, and direct commercial multi-peril, which experienced a slight deficiency. Other liability and products liability had a reduction in legal expenses as a result of an initiative we implemented in 2009, and an overall improvement in our underwriting results.
2011 Results
In 2011, our loss and loss settlement expenses were affected by significant catastrophe activity in both our direct business and assumed reinsurance business. However, our non-catastrophe results improved, which is reflected in our favorable development of reserves established for claims that occurred in prior years of $61.1 million, which included $6.5 million in adverse development from Hurricane Katrina as a result of our continuing resolution of outstanding claims litigation.
We experienced favorable development in all lines of business with the exception of assumed reinsurance which adversely developed as a result of additional reported losses of $4.6 million on 2010 catastrophe activity, and direct commercial multi-peril, which experienced a slight deficiency. Our other liability and products liability lines had significant decreases in losses as a result of a lower level of required reserves for IBNR losses in 2011, a reduction in our legal expenses as a result of an initiative we implemented in 2009, and an overall improvement in our underwriting results.
2010 Results
In 2010, we reported favorable reserve development on prior year claims of $45.9 million, which included $8.6 million in adverse development from Hurricane Katrina as a result of our continuing resolution of outstanding claims litigation.
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
Reserve Development
The following table illustrates the major components of the net redundancy we experienced in our reserves for 2012, 2011 and 2010:

(In Thousands)
Years ended December 31	2012	2011	2010
Savings from:
Salvage and subrogation	$7,365	$4,905	$4,070
Estimated alternative dispute resolution	9,053	10,129	11,182
Workers’ compensation medical bill review	5,603	5,225	3,830
Other	52,829	47,364	35,372
Net redundancy excluding Hurricane Katrina	74,850	67,623	54,454
Adverse development from Hurricane Katrina	(1,423)	(6,528)	(8,576)
Net redundancy	$73,427	$61,095	$45,878
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
Our “other” redundancy is attributable to both the payment of claims in amounts other than the amounts reserved and changes in reserves due to additional information on individual claims that we received after the reserves for those claims had been established. The additional information we consider is unique to each claim. Such information may include facts that reveal we have no coverage obligation for a particular claim, change in applicable laws that reduce or increase our liability or coverage exposure on a particular claim, facts that implicate other parties as being liable on a particular claim and favorable or unfavorable court rulings that change our liability for a particular claim.

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

Net Loss Ratios by Line
The following table depicts our net loss ratio for 2012, 2011 and 2010:

Years ended December 31	2012			2011 (1)			2010
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$197,842	$98,225	49.6%	$159,977	$75,659	47.3%	$113,555	$94,645	83.3%
Fire and allied lines	131,975	110,429	83.7	117,812	123,418	104.8	98,673	78,174	79.2
Automobile	134,682	103,234	76.7	115,230	84,151	73.0	93,160	66,946	71.9
Workers’ compensation	68,643	52,017	75.8	54,404	47,153	86.7	45,174	27,238	60.3
Fidelity and surety	17,713	3,038	17.2	16,665	1,349	8.1	19,113	3,133	16.4
Other	991	265	26.7	854	(410)	(48.0)	804	1,048	130.3
Total commercial lines	$551,846	$367,208	66.5%	$464,942	$331,320	71.3%	$370,479	$271,184	73.2%

Personal lines
Fire and allied lines	$41,274	$39,319	95.3%	$36,027	$36,086	100.2%	$24,668	$13,850	56.1%
Automobile	20,890	15,372	73.6	18,744	15,542	82.9	14,616	12,642	86.5
Other	928	(423)	(45.6)	797	97	12.2	447	(916)	(204.9)
Total personal lines	$63,092	$54,268	86.0%	$55,568	$51,725	93.1%	$39,731	$25,576	64.4%
Reinsurance assumed	$14,473	$17,661	122.0%	$13,261	$24,786	186.9%	$10,163	$(7,323)	(72.1)%
Total	$629,411	$439,137	69.8%	$533,771	$407,831	76.4%	$420,373	$289,437	68.9%
(1) The information presented for 2011 and after includes Mercer Insurance Group's results after the March 28, 2011 acquisition date.

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, improved to 66.5 percent in 2012 from 71.3 percent in 2011 and 73.2 percent in 2010. The improvement in 2012 as compared to 2011 was primarily the result of an increase in net premiums earned and a reduction in catastrophe losses.
For 2011, commercial lines without Mercer Insurance Group experienced a slight improvement, primarily in the other liability lines of business that was somewhat offset by the fire and allied lines, as these lines were affected by a significant amount of catastrophe losses during the year.
Commercial Fire and Allied Lines
Commercial fire and allied lines include fire, allied lines, commercial multiple peril and inland marine. The insurance covers losses to an insured’s property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies. The net loss ratio for our commercial fire and allied lines was 83.7 percent in 2012, 104.8 percent in 2011, and 79.2 percent in 2010.
The improvement in 2012 was due to a decrease in catastrophe activity as compared to 2011. The deterioration in 2011 was due to the significant increase in catastrophe activity during the year as compared to 2010.
In 2012, net premiums earned in these lines increased by 12.0 percent to $132.0 million as compared to 2011. The increase in 2012 primarily resulted from an increase in renewal pricing. In 2011, premiums earned in these lines increased to $117.8 million, of which $19.2 million was related to our acquisition of Mercer Insurance Group. Without Mercer Insurance Group, the premiums earned in this line were flat.
Other Liability
Other liability is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold. We reported a net loss ratio in this line of 49.6 percent in 2012, 47.3 percent in 2011 and 83.3 percent in 2010.
The other liability line experienced a slight increase in the net loss ratio in 2012 as compared to 2011. In 2011, there was a significant improvement in the net loss ratio as compared to 2010 due to a reduction in our legal expenses as a result of initiatives we first implemented in 2009 and an overall improvement in our underwriting results. Our other liability losses and loss settlement expenses incurred were $98.2 million in 2012, compared to $75.7 million in 2011 and $94.6 million in 2010.
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
Construction Defect Losses
Losses from construction defect claims were $9.6 million in 2012 compared to $11.1 million and $9.7 million in 2011 and 2010, respectively. At December 31, 2012, we had $34.0 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which is calculated at the overall other liability commercial line), which consisted of 1,839 claims. In comparison, at December 31, 2011 and 2010, we had reserves of $42.3 million and $21.1 million, excluding IBNR reserves, consisting of 1,861 claims and 326 claims, respectively. The acquisition of Mercer Insurance Group contributed $24.9 million in construction defect loss and loss settlement expense reserves at December 31, 2011, representing 1,535 claims.

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

We have exposure to construction defect liabilities in Colorado, and surrounding states. We have historically insured small- to medium-sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we have implemented policy exclusions in recent years that limit subcontractor coverage on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. We also changed our underwriting guidelines to add a professional liability exclusion when contractors prepare their own design work or blueprints and implemented the multi-family exclusion and tract home building limitation form for the state of Colorado and our other western states as a means to reduce our exposure in future years.
As a result of our acquisition of Mercer Insurance Group, we added construction defect exposure in the states of California, Nevada and Arizona. Mercer Insurance Group has been writing in these states for more than 20 years. In order to minimize our exposure to construction defect claims in this region, we continually review the coverage we offer and our pricing models. In an effort to limit our exposure from multi-unit buildings, we have condominium and townhouse construction policy exclusions in all of our contracting policies in this region. For the majority of our residential contractors we limit the size of any tracts the contractor is working on to 25 homes or less and removed the continuous trigger with our designated work exclusion. In a majority of our small service, repair and remodel contractors program, we added a new residential construction exclusion. We also apply strict guidelines when additional insured forms are required and changed our underwriting guidelines to limit our exposure to large, multi-party construction defect claims.
Other Liability Losses — Other Than Construction Defect
Within our other liability lines of business (other than construction defect), frequency as measured by claim counts indexed to net premium, continued to decrease in 2012 as compared to 2011 and 2010, primarily due to better underwriting results and improvement in the economy.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. Generally, our policy is to write standard automobile insurance. Our net loss ratio in the commercial automobile line was 76.7 percent in 2012, 73.0 percent in 2011 and 71.9 percent in 2010.
The deterioration in our commercial automobile insurance line in 2012 was driven by severity, with frequency down slightly. In 2011, our commercial automobile premium writings increased as a result of our acquisition of Mercer Insurance Group, whereas without this acquisition our premium writings would have remained flat. Losses and loss settlement expenses were $103.2 million in 2012, compared to $84.2 million in 2011 and $66.9 million in 2010. The increase in 2011 is primarily attributable to including Mercer Insurance Group's loss and loss settlement expenses of $13.8 million in our results; otherwise the line remained relatively flat year-over-year.
Workers’ Compensation
Our net loss ratio in the workers’ compensation line of business was 75.8 percent in 2012, 86.7 percent in 2011 and 60.3 percent in 2010. We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.
The improvement in this line for 2012 was the result of a decrease in frequency. The deterioration in this line for 2011 was due to an increase in severity and frequency as a result of several large losses that occurred during the year and development in 2011 on claims that occurred in 2010. Generally changes in experience year-over-year in this line are considered normal fluctuations that generally occur in the workers' compensation line of business.
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
Fidelity and Surety
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor’s unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The net loss ratio in this line was 17.2 percent in 2012, 8.1 percent in 2011 and 16.4 percent in 2010.

In 2012, our claims frequency remained stable, yet we had an increase in our loss and loss settlement expenses, which is primarily the result of one large claim. In 2012, net premiums earned on the surety line increased by 6.3 percent to $17.7 million as compared to 2011. In 2011, we experienced an improvement in our net loss ratio that resulted from continued underwriting discipline and some favorable development on losses incurred in prior years.  The improvement in our loss and loss settlement expense for 2011 was also the result of a slight decrease in claims frequency.

During 2012, there was one claim that exceeded our $1.5 million reinsurance retention level; there were none in 2011 or 2010.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio was 86.0 percent in 2012, 93.1 percent in 2011 and 64.4 percent in 2010.
While catastrophe activity remained elevated in 2012, primarily due to Super Storm Sandy, personal lines results improved as catastrophe losses decreased compared to 2011. Personal lines pricing remained consistent in 2012, with increases for homeowners' line of business and personal auto line of business. Policy retention rates remained strong, up slightly during the year as compared to 2011.
The deterioration in 2011 was due to the significant increase in catastrophe activity during the year as compared to 2010. Personal lines pricing continued to improve during 2011, continuing a trend that began over two years ago. Policy retention rates remained strong, with approximately 82.0 percent of our policies renewing.
In 2010, we averaged low- to mid-single digit percentage increases in our personal lines premium rates, with a retention rate of approximately 87.0 percent.
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
Assumed Reinsurance
Our assumed reinsurance line of business had a net loss ratio of 122.0 percent, 186.9 percent and a negative net loss ratio of 72.1 percent in 2012, 2011 and 2010, respectively. The net loss ratio in 2012 was impacted by catastrophe losses associated with Super Storm Sandy as well as the adverse development from Thailand floods. The net loss ratio in 2011 was impacted by significant losses from natural disasters, including catastrophes in New Zealand and Japan.

In 2012, we renewed our participation in all of our assumed programs although with reduced participation in programs with heavier Northeast U.S. exposure, in response to the exposure added in this region from the Mercer Insurance Group acquisition. Loss and loss settlement expenses assumed were less than 2011 but still elevated from historic levels due to several natural disasters, primarily the Thailand floods and Super Storm Sandy.
In 2011, we renewed our participation in all of our assumed programs, while increasing the participation level on one contract, which generated the growth of our assumed premiums written and earned. Loss and loss settlement expenses increased significantly in 2011 due to several natural disasters, primarily in New Zealand and Japan, that impacted our assumed program.
The favorable net loss ratio in 2010 resulted from our process to evaluate the overall adequacy of our property and casualty insurance reserves. We re-estimated our reserve requirement for this line of business as our largest assumed contract had been in run-off for many years and we believe any new claims on this contract in future years will be minimal. In addition, our participation levels in assumed business were much lower than our historical participation levels through selective renewal of the number and type of assumed contracts we have elected to continue writing.
Other Underwriting Expenses
Our underwriting expense ratios, which are a percentage of other underwriting expenses over premiums earned, were 31.4 percent, 35.7 percent and 31.0 percent for 2012, 2011 and 2010, respectively. In 2012, the decrease in the underwriting expense ratio was primarily due to expenses recorded in 2011 related to the Mercer Insurance Group acquisition, which was partially offset by the prospective adoption of new accounting guidance that limits the deferral of policy acquisition costs in 2012. In 2011, the underwriting expense ratio increased over 2010 due to the increase in amortization of deferred policy acquisition costs and the amortization of the value of business acquired ("VOBA") asset recorded in connection with the acquisition of Mercer Insurance Group. The VOBA asset was amortized in the first 12 months of operations subsequent to the acquisition in correlation to the remaining term of Mercer Insurance Group policies that we acquired. In addition, we incurred one-time acquisition-related costs in connection with this transaction totaling $8.3 million, which included change in control payments, legal expenses and other acquisition related expenses.

Life Insurance Segment Results

	Years Ended December 31,			% Change
				2012	2011
(In Thousands)	2012	2011	2010	vs. 2011	vs. 2010
Revenues
Net premiums earned	$65,583	$53,012	$49,100	23.7%	8.0%
Investment income, net	70,026	73,981	76,898	(5.3)%	(3.8)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	(4)	(395)	(306)	99.0%	(29.1)%
All other net realized gains	3,781	3,754	5,202	0.7%	(27.8)%
Net realized investment gains	3,777	3,359	4,896	12.4%	(31.4)%
Other income	575	699	1,278	(17.7)%	(45.3)%
Total revenues	$139,961	$131,051	$132,172	6.8%	(0.8)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$20,569	$22,558	$20,359	(8.8)%	10.8%
Future policy benefits	43,095	32,567	27,229	32.3%	19.6%
Amortization of deferred policy acquisition costs	7,390	9,224	10,735	(19.9)%	(14.1)%
Other underwriting expenses	17,505	12,353	11,318	41.7%	9.1%
Interest on policyholders' accounts	41,409	42,834	42,988	(3.3)%	(0.4)%
Total benefits, losses and expenses	$129,968	$119,536	$112,629	8.7%	6.1%

Income before income taxes	$9,993	$11,515	$19,543	(13.2)%	(41.1)%
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (59.4 percent), traditional life products (30.1 percent), universal life products (9.2 percent), and other life products (1.3 percent) comprised our 2012 life insurance premium revenues, as determined on the basis of statutory accounting practices. We do not write variable annuities or variable insurance products.

Income before income taxes for our life insurance segment totaled $10.0 million in 2012 compared to $11.5 million in 2011 and $19.5 million in 2010. The deterioration in income before income taxes is primarily a result of a decrease in net investment income, an increase in future policy benefits and an increase in other underwriting expenses partially offset by an increase in net premiums earned as explained in more detail in this section.
In 2012, net investment income decreased 5.3 percent and 8.9 percent, respectively, as compared to 2011 and 2010. This was due to the continuing low interest rate environment. In the fourth quarter of 2011, we began taking advantage of the decreasing spread between AAA- and A-rated fixed maturity securities to improve the quality of our fixed maturity purchases. Additionally, we began increasing the duration of our investment portfolio in 2011 to more closely match our liabilities, which have increased in conjunction with sales of our single premium whole life product. For discussion of our consolidated investment results, see the “Investments” section contained in this item.

Future policy benefits increased 32.3 percent in 2012 as compared to 2011, and 2011 increased 19.6 percent as compared to 2010. In both years, the increase was due to the increase in sales of our single premium whole life product and the demographics of our insureds.

Amortization of deferred policy acquisition costs decreased 19.9 percent in 2012 as compared to 2011 primarily as a result of a change in accounting guidance that limits the deferral of policy acquisition costs, effective January 1, 2012. As previously described for our property and casualty insurance segment, we prospectively adopted this change and as a result the amount of underwriting expenses eligible for deferral has decreased $1.6 million.

Underwriting expenses increased 41.7 percent in 2012 as compared to 2011 due to a $2.3 million increase in commissions related to the increase in premiums and the previously mentioned decrease in deferrals.
Net premiums earned increased 23.7 percent in 2012 as compared to 2011, and is 33.6 percent higher than 2010, primarily due to increased sales of single premium whole life products.

Deferred annuity deposits decreased 24.8 percent in 2012, as compared to 2011. We believe it is prudent to lower the credited rate offered during the low investment return environment, thus affecting current deposits. Sales of single premium deferred annuities also decreased in regard to overall portfolio production, due to increased sales of traditional life products. Deferred annuity deposits increased 33.7 percent in 2011 as compared to 2010 as consumers sought products with a consistent rate of return as the equity markets remained volatile and interest rates low.

Net cash outflow related to the Company's annuity business was $42.3 million in 2012, compared to a net cash inflow of $17.6 million and $0.4 million in 2011 and 2010, respectively. This result is attributed to the activity described previously.
The fixed annuity deposits that we collect are not reported as net premiums earned under GAAP. Instead, we invest annuity deposits and record them as a liability for future policy benefits. The revenue that is generated from fixed annuity products consists of policy surrender charges and investment income. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our annuity products.
Federal Income Taxes
We reported a federal income tax expense (benefit) of $5.9 million, $(12.7) million and $10.9 million in 2012, 2011 and 2010, respectively. The benefit in 2011 resulted from a taxable loss in our property and casualty insurance operations. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent in each year, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2012, we have a net operating loss (“NOL”) carryforward of $11.0 million, $1.6 million of which is due to the net operating loss generated in 2011 and $9.4 million of which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2013.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations, we have recorded a valuation allowance against these NOLs that totaled $2.9 million at December 31, 2012. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.5 million in 2012 due to the realization of $1.6 million in NOLs.
As of December 31, 2012, we have alternative minimum tax ("AMT") credit carryforwards of $7.7 million. These have an indefinite life and we expect to realize their entire benefit in the future.
Investment Environment

In 2012, persistent demand from investors seeking income and safety pushed fixed-income yields down to record lows while equity markets produced a strong rally. Volatility was sharply lower than the year before, although anxiety peaked in the Spring due to uncertainty over Greece and the future of the European Union, as well as in December when the U.S. government worked towards a compromise on the Fiscal Cliff debate. Accommodative monetary policy on the part of global Central Banks continues to support asset prices while underlying economic fundamentals recover slowly. We will stay disciplined and committed to maintaining the balance of risks in our portfolio as we seek to maximize yield in the current investment environment.

Investment Philosophy
The return on our investment portfolio is an important component of our financial results. We invest the property and casualty insurance segment’s assets to meet our liquidity needs and maximize our after-tax returns while maintaining appropriate risk diversification. We invest the life insurance segment’s assets primarily in investment-grade fixed maturities in order to meet our liquidity needs and maximize our investment return while achieving a matching of assets to liabilities.
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
Investment Portfolio
Our invested assets at December 31, 2012, totaled $3.0 billion, compared to $2.9 billion at December 31, 2011, an increase of $136.4 million. At December 31, 2012, fixed maturity securities and equity securities comprised 92.7 percent and 5.9 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep less cash on hand in the low interest rate environment. If extra cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2012, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities: (1)
Held-to maturity	$1,127	0.1%	$528	—%	$1,655	0.1%
Available-for-sale	1,143,843	85.1	1,664,235	97.8	2,808,078	92.2
Trading securities	13,353	1.0	—	—	13,353	0.4
Equity securities:
Available-for-sale	158,275	11.8	18,852	1.1	177,127	5.8
Trading securities	2,018	0.1	—	—	2,018	0.1
Mortgage loans	—	—	4,633	0.3	4,633	0.2
Policy loans	—	—	6,671	0.4	6,671	0.2
Other long-term investments	23,879	1.8	6,149	0.4	30,028	1.0
Short-term investments	800	0.1	—	—	800	—
Total	$1,343,295	100.0%	$1,701,068	100.0%	$3,044,363	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2012, we classified $2.8 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.7 billion, or 99.4 percent, at December 31, 2011. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2012 and 2011, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at December 31, 2012 and 2011. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2012		December 31, 2011
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$481,754	17.1%	$409,124	15.0%
AA	646,516	22.9	631,250	23.3
A	632,962	22.4	626,927	23.1
Baa/BBB	998,818	35.4	929,188	34.2
Other/Not Rated	63,036	2.2	118,356	4.4
	$2,823,086	100.0%	$2,714,845	100.0%

Duration
Our investment portfolio is invested primarily in fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our reserve liabilities. If our invested assets and reserve liabilities have similar durations, then any change in interest rates will have an equal effect on these accounts. The primary purpose for matching invested assets and reserve liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations.

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at December 31, 2012, is 4.0 years compared to 3.6 years at December 31, 2011.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities is 4.0 years at December 31, 2012 and 2011.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2012	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$594	$599	$38,666	$38,851	$3,441	$3,420
Due after one year through five years	531	536	392,843	417,806	6,520	6,995
Due after five years through 10 years	—	—	438,836	481,859	—	—
Due after 10 years	—	—	146,897	150,048	2,684	2,938
Asset-backed securities	—	—	738	786	—	—
Mortgage-backed securities	2	2	24,127	25,006	—	—
Collateralized mortgage obligations	—	—	28,550	29,487	—	—
	$1,127	$1,137	$1,070,657	$1,143,843	$12,645	$13,353

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at December 31, 2012 is 4.0 years compared to 3.4 years at December 31, 2011.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2012	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$224,697	$229,865
Due after one year through five years	260	261	631,147	667,155
Due after five years through 10 years	—	—	498,400	525,830
Due after 10 years	—	—	45,852	48,387
Asset-backed securities	—	—	3,742	4,100
Mortgage-backed securities	254	269	3,813	3,801
Collateralized mortgage obligations	14	14	179,492	185,097
	$528	$544	$1,587,143	$1,664,235

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. In our life insurance segment, net investment income decreased 5.3 percent in 2012, compared with the same period of 2011, due to historically low yields that reduce both our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing quality investments rated investment grade or better, and we are more closely matching the duration of our investment portfolio to our liabilities.
In our property and casualty insurance segment, an increase in the value of our investments in limited liability partnerships and the inclusion of Mercer Insurance Group's results for the entire year contributed to the increase of 17.9 percent in net investment income in 2012, compared with the same period of 2011. The increases were somewhat offset by the impact of low investment yields. Our property and casualty insurance segment holds certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at December 31, 2012, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2012, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

Our investment results are summarized in the following table:

(In Thousands)				% Change
				2012	2011
As of and for the Years Ended December 31	2012	2011	2010	vs. 2011	vs. 2010
Investment income, net	$111,905	$109,494	$111,685	2.2%	(2.0)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	$(4)	$(395)	$(459)	99.0	13.9
Other realized gains, net	5,457	6,835	8,948	(20.2)	(23.6)
Total net realized investment gains	$5,453	$6,440	$8,489	(15.3)%	(24.1)%
Net unrealized investment gains, after tax	$144,096	$124,376	$102,649	15.9%	21.2%
Net Investment Income
In 2012, our investment income, net of investment expenses, increased $2.4 million to $111.9 million as compared to 2011. Net investment income benefited from having a full year of Mercer Insurance Group's results included in 2012 along with an increase in value of investments that are accounted for under the equity method of accounting both somewhat offset by the impact of low investment yields.
In 2011, our investment income, net of investment expenses, decreased $2.2 million to $109.5 million as compared to 2010. This decrease is primarily attributable to low investment yields in 2011 partially offset by the inclusion of three quarters of Mercer Insurance Group's results in 2011.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31	2012	2011	2010
Investment income
Interest on fixed maturities	$108,517	$109,467	$108,754
Dividends on equity securities	5,354	4,628	3,675
Income (loss) on other long-term investments
Interest	232	224	24
Change in value (1)	2,562	(137)	387
Interest on mortgage loans	279	285	479
Interest on short-term investments	10	4	6
Interest on cash and cash equivalents	290	913	1,064
Other	2,335	2,542	2,686
Total investment income	$119,579	$117,926	$117,075
Less investment expenses	7,674	8,432	5,390
Investment income, net	$111,905	$109,494	$111,685

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2012, 90.7 percent of our gross investment income originated from interest on fixed maturities, compared to 92.8 percent and 92.9 percent in 2011 and 2010, respectively.

The following table details our annualized yield on average invested assets for 2012, 2011 and 2010, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2012	$3,026,267	$111,905	3.7%
2011	2,744,095	109,494	4.0
2010	2,482,643	111,685	4.5
Net Realized Investment Gains and Losses
In 2012, 2011 and 2010, we reported net realized investment gains of $5.5 million, $6.4 million and $8.5 million, respectively. The following table summarizes the components of our realized investment gains or losses:

(In Thousands) Years Ended December 31	2012	2011	2010
Net realized investment gains (losses)
Fixed maturities	$3,420	$4,389	$4,079
Equity securities	694	2,988	5,030
Trading securities	1,339	(869)	(127)
Mortgage loans	—	—	(362)
Other long-term investments	—	(68)	(131)
Short-term investments	—	—	—
Total net realized investment gains	$5,453	$6,440	$8,489
We recorded the following pre-tax other-than-temporary-impairment ("OTTI") charges in 2012, 2011 and 2010, respectively:

(In Thousands) Years Ended December 31	2012	2011	2010
Other-than-temporary-impairment charges
Fixed maturities	$—	$395	$—
Equity securities	4	—	459
Total other-than-temporary-impairment charges	$4	$395	$459
Net Unrealized Investment Gains and Losses
As of December 31, 2012, net unrealized investment gains, after tax, totaled $144.1 million, compared to $124.4 million and $102.6 million as of December 31, 2011 and 2010, respectively. The increase in unrealized gains in 2012 resulted from an increase in fair value of both the fixed maturity and equity portfolios. In 2011, our acquisition of Mercer Insurance Group increased our holdings of fixed maturity securities that, in connection with a decrease in market interest rates, led to an increase in our net unrealized investment gains. We have and will continue to closely monitor market conditions and evaluate the long-term impact of the market volatility experienced in recent years on all of our investment holdings.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31	2012	2011	2010
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$15,816	$34,699	$17,105
Equity securities	19,339	(4,675)	16,155
Deferred policy acquisition costs	(4,821)	3,402	(2,172)
Income tax effect	(10,614)	(11,699)	(10,930)
Total change in net unrealized investment gains, net of tax	$19,720	$21,727	$20,158
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
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed maturity security or portfolio of securities to changes in interest rates. We invest in fixed maturity and other interest rate sensitive securities. While it is generally our intent to hold our investments in fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. Available-for-sale fixed maturity securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains or losses reported net of tax in accumulated other comprehensive income.
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
Market Risk and Duration
We analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will match the estimated cash required for the payment of the related reserves. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2012, our life insurance segment had $983.6 million in deferred annuity liabilities for which investments in fixed maturity securities were specifically allocated.
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

Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2012. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.75 years longer than the projected duration of the liabilities. If interest rates increase by 100 basis points, the duration of the investments supporting the deferred annuity liabilities would be 1.80 years longer than the projected duration of the liabilities.
The selection of a 100-basis-point increase in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2012	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,200	$1,198	$1,196	$1,192	$1,186
Corporate bonds - financial services	218	209	200	191	183
Collateralized mortgage obligations	15	14	14	14	14
Mortgage-backed securities	275	274	271	266	260
Total Held-to-Maturity Fixed Maturities	$1,708	$1,695	$1,681	$1,663	$1,643
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$40,735	$39,759	$38,821	$37,917	$37,046
U.S. government agency	46,758	46,434	45,928	42,671	38,484
States, municipalities and political subdivisions	859,985	827,087	794,505	762,669	731,361
Foreign bonds	235,099	226,893	219,160	211,800	204,804
Public utilities	266,914	257,018	247,726	238,978	230,747
Corporate bonds
Energy	193,690	186,494	179,731	173,361	167,367
Industrials	319,159	305,958	293,663	282,143	271,395
Consumer goods and services	218,927	210,693	202,975	195,725	188,915
Health care	133,262	127,790	122,685	117,914	113,455
Technology, media and telecommunications	145,076	137,380	130,371	123,964	118,098
Financial services	305,348	294,206	283,860	274,166	265,070
Mortgage backed securities	28,647	28,847	28,807	28,477	27,513
Collateralized mortgage obligations	231,134	226,921	214,584	197,105	181,941
Asset-backed securities	5,142	5,011	4,886	4,766	4,651
Redeemable preferred stock	519	411	376	322	276
Total Available-For-Sale Fixed Maturities	$3,030,395	$2,920,902	$2,808,078	$2,691,978	$2,581,123
TRADING
Fixed maturities
Bonds
Foreign bonds	$1,424	$1,401	$1,379	$1,357	$1,336
Corporate bonds
Industrial	1,423	1,359	1,299	1,241	1,187
Consumer	1,558	1,545	1,532	1,520	1,507
Health care	1,924	1,873	1,824	1,777	1,732
Financial services	1,757	1,650	1,486	1,313	1,162
Technology, media and telecommunications	2,813	2,502	2,250	2,044	1,876
Redeemable preferred stock	3,667	3,624	3,583	3,542	3,503
Total Trading Fixed Maturities	$14,566	$13,954	$13,353	$12,794	$12,303
Total Fixed Maturity Securities	$3,046,669	$2,936,551	$2,823,112	$2,706,435	$2,595,069

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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2012:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$161,231	$179,145	$197,060
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
We base our investment decisions on the credit characteristics of individual securities; however, we have within our municipal bond portfolio a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2012 and 2011 resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 95.0 percent and 93.0 percent were rated single “A” or above, and 88.9 percent and 57.9 percent were rated “AA” or above at December 31, 2012 and 2011, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $138.6 million or 30.3 percent of our insured municipal securities at December 31, 2012, as compared to $133.8 million or 28.8 percent at December 31, 2011. Our five largest indirect exposures to financial guarantors accounted for 79.3 percent and 77.6 percent of our insured municipal securities at December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of the receipt of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used primarily to fund the payment of losses and loss settlement expenses, policyholder benefits under life insurance contracts, annuity withdrawals, purchase of investments, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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

The following table displays a summary of cash sources and uses in 2012, 2011 and 2010:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2012	2011	2010
Cash provided by (used in)
Operating activities	$172,076	$74,431	$71,216
Investing activities	(111,340)	(175,192)	(94,711)
Financing activities	(97,797)	65,231	12,700
Net decrease in cash and cash equivalents	$(37,061)	$(35,530)	$(10,795)
Operating Activities
Net cash flows provided by operating activities totaled $172.1 million, $74.4 million and $71.2 million in 2012, 2011 and 2010, respectively. Operating cash flows in 2012 reflect a higher level of property and casualty premiums collected, and a lower level of property and casualty loss payments from the prior year.
Operating cash flows in 2011 reflected a higher level of loss and loss settlement expense payments, and a lower level of investment income received compared to prior year.
Our cash flows from operations were sufficient to meet our liquidity needs for 2012, 2011 and 2010.
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
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2012, our cash and cash equivalents included $45.6 million related to these money market accounts, compared to $62.9 million at December 31, 2011.
Net cash flows used in investing activities totaled $111.3 million, $175.2 million and $94.7 million in 2012, 2011 and 2010, respectively. In 2012, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $555.6 million compared to $610.0 million and $482.5 million for the same period in 2011 and 2010, respectively. The cash inflows over the last three years primarily relate to redemptions of fixed maturity securities that are reissued at lower interest rates as interest rates have been declining during this period.
Our cash outflows for investment purchases totaled $663.8 million in 2012, compared to $598.5 million and $575.2 million for the same period in 2011 and 2010, respectively. We also had a net cash outflow in 2011 of $172.6 million related to our acquisition of Mercer Insurance Group.

Financing Activities
Net cash flows provided by (used in) financing activities totaled $(97.8) million, $65.2 million and $12.7 million in 2012, 2011 and 2010, respectively. In the first quarter of 2011, we borrowed $79.9 million to partially finance the purchase of Mercer Insurance Group. In 2012, we repaid the remaining balance of $45.0 million outstanding on our credit facility and we also fully repaid the $15.6 million of trust preferred securities previously issued by Mercer Insurance Group.
Dividends
Dividends paid to stockholders totaled $15.3 million, $15.5 million and $15.8 million in 2012, 2011 and 2010, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance operating subsidiaries in order to pay dividends to its common stockholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. Furthermore, under state law our insurance operating subsidiaries may pay dividends only if after giving effect to the payment they are able to pay their debts as they become due in the normal course of business or their total assets would be equal to or greater than the sum of their total liabilities. Based on these restrictions, at December 31, 2012, our insurance operating subsidiaries are able to make a maximum of $31.6 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
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
During 2012, 2011 and 2010, pursuant to authorization by our Board of Directors, we repurchased 340,159; 702,947; and 343,328 shares of our common stock respectively, which used cash totaling $7.3 million in 2012, $12.4 million in 2011 and $6.3 million in 2010. At December 31, 2012, we were authorized to purchase an additional 1,129,720 shares of our common stock under our share repurchase program, which expires in August 2014.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million. As of December 31, 2012, there were no balances outstanding under this credit agreement.
If no event of default has occurred or is continuing to occur, and certain other conditions are satisfied, during the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders' equity. As of December 31, 2012, we have not been in default and were in compliance with all covenants of the credit agreement.
Stockholders' Equity
Stockholders' equity increased 4.7 percent to $729.2 million at December 31, 2012, from $696.1 million at December 31, 2011. The increase was primarily attributable to net income of $40.2 million and an increase in net unrealized investment gains of $19.7 million, net of tax, less stockholder dividends of $15.3 million. As of December 31, 2012, the book value per share of our common stock was $28.90, compared to $27.29 at December 31, 2011.
Risk-Based Capital
The National Association of Insurance Commissioner’s (“NAIC”) adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2012, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2012:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$2,245,369	$254,763	$478,466	$306,251	$1,205,889
Loss and loss settlement expense reserves	971,911	297,421	295,143	135,758	243,589
Operating leases	17,254	6,083	8,368	1,859	944
Profit-sharing commissions	16,853	16,853	—	—	—
Pension plan contributions	7,000	7,000	—	—	—
Total	$3,258,387	$582,120	$781,977	$443,868	$1,450,422

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
The amounts presented for future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. In contrast, the future policy benefit reserves for our life insurance segment presented on the Consolidated Balance Sheets are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2012.
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
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 13 “Lease Commitments.”
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2012, we estimate property and casualty agencies will receive profit-sharing payments of $16.9 million in 2013.
Pension Plan Payments
We estimated the pension contribution for 2013 in accordance with the Pension Protection Act of 2006 (“the Act”). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2013, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed to make capital contributions up to $15.0 million, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $5.1 million at December 31, 2012.

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
Investment Valuation
Upon acquisition, we classify investments in marketable securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturity securities at amortized cost. We record available-for-sale fixed maturity securities, trading securities and equity securities at fair value. Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. We record mortgage loans at their unpaid principal balance and policy loans at the outstanding loan amount due from policyholders.
In general, investment securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Therefore, it is reasonably possible that changes in the fair value of our investment securities that are reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the Consolidated Financial Statements. Also, it is reasonably possible that changes in the value of our investments in limited liability partnerships could occur in the future and such changes could materially affect our results of operations as reported in our Consolidated Financial Statements.
Fair Value Measurement
We value our available-for-sale fixed maturity, trading securities, equity securities, short-term investments and money market accounts at fair value in accordance with the current accounting guidance on fair value measurements. We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income, and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2012, was reasonable.

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
The following table presents the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2012 and 2011:

(In Thousands)		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
As of December 31, 2012
Available-for-sale fixed maturities	$2,808,078	$376	$2,787,798	$19,904
Equity securities	177,127	173,164	327	3,636
Trading securities	15,371	5,601	9,770	—
Short-term investments	800	800	—	—
Money market accounts	45,613	45,613	—	—
Total assets measured at fair value	$3,046,989	$225,554	$2,797,895	$23,540

As of December 31, 2011
Available-for-sale fixed maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities	157,683	153,899	258	3,526
Trading securities	15,222	3,427	11,795	—
Short-term investments	1,100	1,100	—	—
Money market accounts	62,899	62,899	—	—
Total assets measured at fair value	$2,934,152	$221,734	$2,686,576	$25,842

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
For the year ended December 31, 2012, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases made during the period, which were made using funds held in our money market accounts, disposals and an increase in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities in or out of Level 1 or Level 2 during the year.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.

The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform an analysis of the contractual cash flows of the underlying security to estimate fair value.
The fair value of our Level 3 impaired securities was determined primarily based upon management’s assumptions regarding the timing and amount of future cash inflows. If a security has been written down or the issuer is in bankruptcy, management relies in part on outside opinions from rating agencies, our lien position on the security, general economic conditions and management’s expertise to determine fair value. We have the ability and the positive intent to hold securities until such time that we are able to recover all or a portion of our original investment. If the impaired security does not have a market at the balance sheet date, management will estimate the security’s fair value based on other securities in the market. Management will continue to monitor securities after the balance sheet date to confirm that their estimated fair value is reasonable.
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
As of December 31, 2012 and 2011, we had a number of securities where fair value was less than our cost basis. The total unrealized loss on these securities was $4.6 million at December 31, 2012, compared with $7.4 million at December 31, 2011. At December 31, 2012, the largest pre-tax unrealized loss on an individual equity security was $0.1 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 “Summary of Investments.”
Deferred Policy Acquisition Costs — Property and Casualty Insurance Segment
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred.
The following table summarizes the activity related to our DAC asset for December 31, 2012 and 2011:

	Year Ended December 31,
(In Thousands)	2012	2011
Deferred policy acquisition costs at beginning of year	$60,668	$44,681
Value of business acquired	—	27,436
Amortization of value of business acquired	(1,673)	(25,763)
Current deferred costs	138,723	132,503
Current amortization	(132,771)	(118,189)
Recorded deferred policy acquisition costs at end of year	$64,947	$60,668
The DAC asset was impacted by a change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. We prospectively adopted the new accounting guidance effective January 1, 2012. As a result, the amount of underwriting expenses eligible for deferral has decreased which resulted in the recognition of $8.7 million of additional expense in 2012 in our property and casualty insurance segment than would have been had the guidance remained the same. In compliance with the new accounting guidance we calculate the amount of underwriting compensation expense eligible for deferral based on time studies and a ratio of success in policy placement.
The DAC asset is amortized over the life of the policies written, generally one year. We assess the recoverability of DAC on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized DAC and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium (i.e., the line of business is expected to generate an operating loss), the excess is recognized as an offset against the established DAC asset. We refer to this offset as a premium deficiency charge.
To calculate the premium deficiency charge by line of business, we estimate expected losses and loss settlement expenses by calculating an expected loss and loss settlement expense ratio which is based on an analysis of actual experience of the line of business in recent years. This calculation is performed on a quarterly basis. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2012, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all line of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of December 31, 2012 for the quarter then ended:

Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$15	$795	$2,304	$3,251	$4,435
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the three months ended December 31, 2012, was $2.3 million as compared to the premium deficiency charge of $2.6 million calculated for the three months ended December 31, 2011. The reduction in the premium deficiency charge resulted in a comparatively larger DAC asset at December 31, 2012, than at December 31, 2011.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions and related variable underwriting, agency and policy issue expenses.

The following table summarizes the activity related to our DAC asset for 2012 and 2011. The majority of the DAC asset relates to our universal life and annuity contracts, hereafter referred to as non-traditional business:

	Years Ended December 31
(In Thousands)	2012	2011
Deferred policy acquisition costs at beginning of year	$45,986	$42,843
Underwriting costs deferred	6,578	8,965
Amortization of deferred costs	(7,390)	(9,224)
Ending unamortized deferred policy acquisition costs	$45,174	$42,584
Change in “shadow” deferred policy acquisition costs	(4,821)	3,402
Recorded deferred policy acquisition costs at end of year	$40,353	$45,986
As discussed in the Property and Casualty Segment, the DAC asset was impacted by a change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. We prospectively adopted the new accounting guidance effective January 1, 2012 that resulted in the recognition of $1.6 million of additional expense in 2012 in our life insurance segment.
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
We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The components of expected gross profits include investment spread, mortality and expense margins and surrender charges. Of these factors, we anticipate that assumptions for investment returns, expenses and persistency are reasonably likely to have a significant impact on the rate of DAC amortization each year.
We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the assumptions for the amortization of the DAC asset. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2012. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense:

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	$3,330	$(3,600)
Policy lapse experience	2,103	(1,955)
Changes in assumptions	-1%	+1%
Interest rate spread	$(2,160)	$2,143
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders’ equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called “shadow” DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2012 and 2011, the “shadow” DAC adjustment decreased our DAC asset by $38.7 million and $33.9 million, respectively.
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $971.9 million and $945.1 million at December 31, 2012 and 2011, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $103.9 million for 2012 and $120.4 million for 2011. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2012, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$46,425	$14,607	$13,786	$74,818
Other liability	179,811	156,089	186,792	522,692
Automobile	79,918	29,017	24,249	133,184
Workers' compensation	135,354	5,400	21,512	162,266
Fidelity and surety	4,030	4,250	2,172	10,452
Miscellaneous	511	487	214	1,212
Total commercial lines	$446,049	$209,850	$248,725	$904,624
Personal lines
Automobile	$5,864	$1,603	$1,759	$9,226
Fire and allied lines	15,519	7,117	4,175	26,811
Miscellaneous	91	141	192	424
Total personal lines	$21,474	$8,861	$6,126	$36,461
Reinsurance assumed	19,364	11,282	180	30,826
Total	$486,887	$229,993	$255,031	$971,911
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

Establishing the case reserve for an individual claim is subjective and complex, requiring us to estimate future payments and values that will be sufficient to settle an individual claim. Setting a reserve for an individual claim is an inherently uncertain process. When we establish and adjust individual claim reserves, we do so based on our knowledge of the circumstances and facts of the claim. Upon notice of a claim, we establish a preliminary (average claim cost) reserve based on the limited claim information initially reported. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our claim investigation progresses, and as our claims personnel identify trends in claims activity, we may refine and adjust our estimates of case reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full, with all salvage and subrogation claims being resolved.

Most of our insurance policies are written on an occurrence basis that provides coverage if a loss occurs during the policy period, even if the insured reports the loss many years later. For example, some liability claims for construction defect coverage are reported 10 years or more after the policy period, and the workers’ compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant’s injury up to the lifetime of the claimant. In addition, final settlement of certain claims can be delayed for years due to litigation or other reasons. Reserves for these claims require us to estimate future costs, including the effect of judicial actions, litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change in years after the policy was issued and/or the loss occurred.
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
For short-tail lines of business, the estimation of case-basis loss reserves is less complex than for long-tail lines because the claims relate to tangible property. Because of the relatively short time from claim occurrence to settlement, actual losses typically do not vary significantly from reserve estimates.
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
Incurred But Not Reported (IBNR) Reserves

On a quarterly basis, United Fire's internal actuary and Regnier Consulting Group, Inc. (“Regnier”) independently perform detailed analysis of IBNR reserves. This analysis uses various loss projections methods (paid and reported loss development) to provide several estimates of ultimate loss (or loss adjustment expense ("LAE")) for each individual year and line of business. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. In general, results of several methods are averaged together to provide a final point estimate. IBNR estimates are derived by subtracting reported loss (or LAE) from projected ultimate loss (or LAE).

United Fire's internal actuary compares results from the most recent analysis of IBNR reserves (both internal and from Regnier). Senior management meets with our internal actuary and controller quarterly to review the adequacy of carried IBNR reserves based on results from these actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR for “normal” kinds of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate. This method of establishing our IBNR reserves has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates indicated by the actuarial analyses.

For our short-tail lines of business, IBNR reserves constitute a small portion of the overall reserves. As these claims are generally reported and settled shortly after the loss occurs. In our long-tail lines of business, IBNR reserves constitute a relatively higher proportion of total reserves, because, for many liability claims, significant periods of time may elapse between the initial occurrence of the loss, the reporting of the loss to us, and the ultimate settlement of the claim.
Loss Settlement Expense Reserves
Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish loss settlement expense reserves on a claim-by-claim basis. Instead, on a quarterly basis, our internal actuary performs a detailed statistical analysis (using historical data) to estimate the required reserve for unpaid loss settlement expenses. On a monthly basis, the required reserve estimate is adjusted to reflect additional earned exposure and expense payments that have occurred subsequent to completion of the quarterly analysis.
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
Key Assumptions

Our internal and external actuaries and management use a number of key assumptions in establishing an estimate of loss and loss settlement expense reserves, including the following assumptions: future loss settlement expenses can be estimated based on the Company's historical ratios of loss settlement expenses paid to losses; the Company's case-basis reserves reflect the most up-to-date information available about the unique circumstances of each individual claim; no new judicial decisions or regulatory actions will increase our case-basis obligations; historical aggregate claim reporting and payment patterns will continue into the future consistent with the observable past; significant unique and unusual claim events have been identified and appropriate adjustments have been made; and, to the best of our knowledge, there are no new latent trends that would impact our case-basis reserves.

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
As an example, if our loss and loss settlement expense reserves of $971.9 million as of December 31, 2012, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $97.2 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. Our approach is consistent year-to-year and produces a reasonable range of reserves that is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserve because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2012:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$20,298	$41,857

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2012. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$10,625	$21,249

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,370	$4,740
In 2012, we did not change the key assumptions on which we based our reserving calculations. In estimating our 2012 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.

Certain of our lines of business are subject to the potential for greater loss and loss settlement expense development than others, which are discussed below.
Other Liability Reserves
Other liability is considered a long-tail line of business, as it can take a relatively long period of time to settle claims from prior accident years. This is partly due to the lag time between the date a loss or event occurs that triggers coverage and the date when the claim is actually reported. Defense costs are also a part of the insured expenses covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For the majority of our products, defense costs are outside of the policy limit, meaning that the amounts paid for defense costs are not subtracted from the available policy limit.
Factors that can cause reserve uncertainty in estimating reserves in this line include: reporting time lags; the number of parties involved in the underlying tort action; whether the “event” triggering coverage is confined to only one time period or is spread over multiple time periods; the potential dollars involved in the individual claim actions; whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage disputes); and the potential for mass claim actions.
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
Our reserve for other liability claims at December 31, 2012, is $522.7 million and consists of 5,331 claims, compared with $506.0 million, consisting of 5,358 claims at December 31, 2011. Of the $522.7 million total reserve for other liability claims, $81.3 million is identified as defense costs and $14.4 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2012, we had $34.0 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated at the overall other liability commercial line, which consisted of 1,839 claims. At December 31, 2011, our reserves, excluding IBNR reserves, totaled $42.3 million, which consisted of 1,861 claims. The acquisition of Mercer Insurance Group contributed $24.9 million in construction defect loss and loss settlement expense reserves at December 31, 2011, representing 1,535 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, court decisions in recent years have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor’s policy.
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

Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2012 and 2011, we had $1.7 million and $1.8 million, respectively, in direct and assumed asbestos and environmental loss reserves. In addition, we had ceded asbestos and environmental loss reserves of $0.4 million and $0.3 million at December 31, 2012 and 2011, respectively. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers’ Compensation Reserves
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2012, is $162.3 million and consists of 2,117 claims, compared with $157.5 million, consisting of 2,015 claims, at December 31, 2011.
Reserve Development
In establishing reserves, management’s goal is to ensure that our net reserves for losses and loss settlement expenses are adequate to cover all costs, while sustaining minimal variation from the time such reserves are initially estimated until the underlying claims are concluded. Changes in our reserve estimates over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported when we decrease our previous estimate of ultimate losses and loss settlement expenses, which results in an increase to net income in the period recognized. Adverse development is recognized and reported when we increase our previous estimate of ultimate losses and loss settlement expenses, which results in a decrease to net income.
In 2012, 2011 and 2010, we recognized a favorable development in our net reserves for prior accident years totaling $73.4 million, $61.1 million and $45.9 million, respectively. The addition of Mercer Insurance Group contributed to the favorable development in our net reserves.
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim, determined from a pessimistic point of view. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease losses and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves, our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves. We believe our approach produces recorded reserves that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year.
The factors contributing to our year-to-year redundancy include: establishing reserves that are appropriate and reasonable, but assuming a pessimistic view of potential outcomes; using claims negotiation to control the size of settlements; assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor; promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and using programs and services to help prevent fraud and to assist in favorably resolving cases.
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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(52,269)	$(26,135)	$26,135	$52,269
Workers' compensation	(16,227)	(8,113)	8,113	16,227
Automobile	(15,705)	(7,852)	7,852	15,705

Hypothetical Reserve Development Volatility Levels	-5%	-3%	3%	5%
Impact on loss and loss settlement expenses
All other lines	$(6,495)	$(3,897)	$3,897	$6,495
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves we establish. There were no material differences between our statutory reserves and those established under GAAP. During 2012 and 2011, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2013.
It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On an annual basis, we compare our estimate of total reserves to point estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. In 2012 and 2011, after considering the actuary’s range of reasonable estimates, management believed that carried reserves were reasonable and therefore did not adjust the recorded amount.
Regnier uses four projection methods in its actuarial analysis of our loss reserves and uses the paid-to-paid projection method in their analysis of our loss settlement expense reserves. Based on the results of the projection methods, the actuaries select an actuarial central estimate of the reserves, which is compared to our carried reserves to evaluate the reasonableness of the carried reserves. The four methods utilized by Regnier are: paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses.
The actuarial analysis performed by Regnier indicated a reasonable range for our net reserves of $717.8 million to $899.3 million at December 31, 2012. Our net reserves for losses and loss settlement expenses as of December 31, 2012 were $868.0 million.

We do not view the result of a single projection method as superior over the results of a combination of projection methods. That is, our actuary has not selected one method on which to evaluate our reserves for reasonableness. The results of Regnier’s use of various methods, in conjunction with their actuarial judgment, leads to their actuarially-determined estimate of the reserves. The impact of reasonably likely changes in the reserving variables is implicitly considered in Regnier’s use of several reserving methods.
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
Other reserves include claims that have been reported but not settled and IBNR reserves for claims on life and disability income insurance. We use our own historical experience and other assumptions such as any known or anticipated developments or trends to establish reserves for these unsettled or unreported claims. The effects of changes in our estimated reserves are included in our results of operations in the period in which the changes occur.
Our reserves for universal life and deferred annuity contracts are based upon the policyholders’ current account value. Acquisition expenses are amortized in relation to expected gross profits forecast based upon current best estimates of anticipated premium income, investment earnings, benefits and expenses. Annually, we review our estimates of reserves and the related DAC asset and compare them with actual experience. Differences between actual experience and the assumptions that we used in the pricing of these policies, guarantees and riders, and in the establishment of the related reserves will result in variances in profit for the underlying contract. The effects of the changes in such estimated reserves are included in our results of operations in the period in which the changes occur.

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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $3.6 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.0 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $2.2 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.7 million.
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2012 and 2011, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2013.
Pension and Postretirement Benefit Obligations
The process of estimating our pension and postretirement benefit obligations and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our benefit obligations are: estimated mortality of the employees and retirees eligible for benefits; estimated expected long-term rates of returns on investments; estimated compensation increases; estimated employee turnover; estimated medical trend rate; and estimated rate used to discount the ultimate estimated liability to a present value. We engage an independent actuarial firm to assist in evaluating and establishing assumptions used in the valuation of our benefit obligations.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and postretirement benefit obligation at December 31, 2012, by $24.2 million and $7.9 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2012, by $19.0 million and $8.4 million, respectively.
In addition, for the postretirement benefit plan, a 100 basis point increase in the medical trend rate would increase the postretirement benefit obligation at December 31, 2012, by $7.9 million, while a 100 basis point decrease in the medical trend rate would decrease the benefit obligation at December 31, 2012, by $8.4 million.

A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2012, by $0.7 million, while a 100 basis point increase in the rate would decrease benefit expense by $0.7 million, for the same period.
For the postretirement benefit plan, an increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2012, by $1.1 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.9 million, for the same period.

PENDING ACCOUNTING STANDARDS

Comprehensive Income
In February 2013, the FASB issued guidance (ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) requiring significant items reclassified out of accumulated other comprehensive income ("AOCI") to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance is effective for annual and interim periods beginning after December 15, 2012. The Company will adopt the new guidance effective January 1, 2013. The adoption will affect disclosures but is not expected to have a material impact on the Company's results of operations or financial position.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations” under the headings “Investments” and “Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2012	2011

ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $1,681 in 2012 and $4,161 in 2011)	$1,655	$4,143
Available-for-sale, at fair value (amortized cost $2,657,800 in 2012 and $2,562,786 in 2011)	2,808,078	2,697,248
Trading securities, at fair value (amortized cost $12,645 in 2012 and $13,429 in 2011)	13,353	13,454
Equity securities
Available-for-sale, at fair value (cost $66,892 in 2012 and $66,787 in 2011)	177,127	157,683
Trading securities, at fair value (cost $1,772 in 2012 and $1,772 in 2011)	2,018	1,768
Mortgage loans	4,633	4,829
Policy loans	6,671	7,209
Other long-term investments	30,028	20,574
Short-term investments	800	1,100
	3,044,363	2,908,008
Cash and cash equivalents	107,466	144,527
Accrued investment income	30,375	32,219
Premiums receivable (net of allowance for doubtful accounts of $866 in 2012 and $825 in 2011)	188,289	172,348
Deferred policy acquisition costs	105,300	106,654
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,982 in 2012 and $35,248 in 2011)	43,090	45,644
Reinsurance receivables and recoverables	114,399	128,574
Prepaid reinsurance premiums	2,963	6,191
Income taxes receivable	16,536	26,742
Goodwill and net intangible assets	28,259	30,801
Other assets	13,613	17,216
TOTAL ASSETS	$3,694,653	$3,618,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$971,911	$945,051
Life insurance	1,498,176	1,476,281
Unearned premiums	311,650	288,991
Accrued expenses and other liabilities	164,111	138,210
Deferred income taxes	19,628	13,624
Debt	—	45,000
Trust preferred securities	—	15,626
TOTAL LIABILITIES	$2,965,476	$2,922,783
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,227,463 and 25,505,350 shares issued and outstanding in 2012 and 2011, respectively	$25	$25
Additional paid-in capital	208,536	213,045
Retained earnings	425,428	400,485
Accumulated other comprehensive income, net of tax	95,188	82,586
TOTAL STOCKHOLDERS’ EQUITY	$729,177	$696,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,694,653	$3,618,924
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010

Revenues
Net premiums earned	$694,994	$586,783	$469,473
Investment income, net of investment expenses	111,905	109,494	111,685
Net realized investment gains (losses)
Other-than-temporary impairment charges	(4)	(395)	(459)
All other net realized gains	5,457	6,835	8,948
Total net realized investment gains	5,453	6,440	8,489
Other income	891	2,291	1,425
Total revenues	$813,243	$705,008	$591,072

Benefits, Losses and Expenses
Losses and loss settlement expenses	$459,706	$430,389	$309,796
Future policy benefits	43,095	32,567	27,229
Amortization of deferred policy acquisition costs	141,834	153,176	113,371
Other underwriting expenses	81,125	58,757	39,305
Interest on policyholders’ accounts	41,409	42,834	42,988
Total benefits, losses and expenses	$767,169	$717,723	$532,689

Income (loss) before income taxes	$46,074	$(12,715)	$58,383
Federal income tax expense (benefit)	5,862	(12,726)	10,870
Net income	$40,212	$11	$47,513

Other comprehensive income
Change in net unrealized appreciation on investments	$35,787	$39,866	$39,577
Adjustment for net realized gains included in income	(5,453)	(6,440)	(8,489)
Change in unrecognized employee benefit costs	(15,922)	(27,528)	(8,097)
Adjustment for employee benefit costs included in expense	4,971	2,570	2,209
Other comprehensive income, before tax	19,383	8,468	25,200
Income tax effect	(6,781)	(2,860)	(8,869)
Other comprehensive income, after tax	$12,602	$5,608	$16,331
Comprehensive income	$52,814	$5,619	$63,844

Weighted average common shares outstanding	25,447,918	25,878,535	26,318,214
Basic earnings per common share	$1.58	$—	$1.81
Diluted earnings per common share	1.58	—	1.80
Cash dividends declared per common share	0.60	0.60	0.60
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010

Common stock
Balance, beginning of year	$25	$26	$26
Shares repurchased (340,159 in 2012; 702,947 in 2011; and 343,328 in 2010)	—	(1)	—
Shares issued for stock-based awards (87,363 in 2012; 12,745 in 2011; and 5,840 in 2010)	—	—	—
Balance, end of year	$25	$25	$26

Additional paid-in capital
Balance, beginning of year	$213,045	$223,439	$227,820
Compensation expense and related tax benefit for stock-based award grants	1,686	1,830	1,801
Shares repurchased	(7,301)	(12,432)	(6,280)
Shares issued for stock-based awards	1,106	208	98
Balance, end of year	$208,536	$213,045	$223,439

Retained earnings
Balance, beginning of year	$400,485	$415,981	$384,242
Net income	40,212	11	47,513
Dividends on common stock ($0.60 per share per year)	(15,269)	(15,507)	(15,774)
Balance, end of year	$425,428	$400,485	$415,981

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$82,586	$76,978	$60,647
Change in net unrealized investment appreciation (1)	19,720	21,727	20,158
Change in liability for underfunded employee benefit plans (2)	(7,118)	(16,119)	(3,827)
Balance, end of year	$95,188	$82,586	$76,978

Summary of changes
Balance, beginning of year	$696,141	$716,424	$672,735
Net income	40,212	11	47,513
All other changes in stockholders’ equity accounts	(7,176)	(20,294)	(3,824)
Balance, end of year	$729,177	$696,141	$716,424

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$40,212	$11	$47,513
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	15,183	11,638	4,727
Depreciation and amortization	7,979	5,583	2,872
Stock-based compensation expense	1,764	1,829	1,787
Net realized investment gains	(5,453)	(6,440)	(8,489)
Net cash flows from trading investments	403	(1,993)	(585)
Deferred income tax expense (benefit)	7,452	(6,288)	977
Changes in:
Accrued investment income	1,844	499	(280)
Premiums receivable	(15,941)	(12,067)	2,997
Deferred policy acquisition costs	(3,467)	11,709	2,340
Reinsurance receivables	14,175	(23,649)	(5,795)
Prepaid reinsurance premiums	3,228	1,684	87
Income taxes receivable	10,206	(6,310)	10,425
Other assets	3,603	9,970	2,228
Future policy benefits and losses, claims and loss settlement expenses	64,384	67,302	30,134
Unearned premiums	22,659	16,401	(5,669)
Accrued expenses and other liabilities	14,950	3,504	(12,382)
Deferred income taxes	(8,234)	(82)	(1,177)
Other, net	(2,871)	1,130	(494)
Total adjustments	$131,864	$74,420	$23,703
Net cash provided by operating activities	$172,076	$74,431	$71,216
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$20,324	$39,496	$3,402
Proceeds from call and maturity of held-to-maturity investments	2,709	2,243	3,278
Proceeds from call and maturity of available-for-sale investments	527,720	563,515	471,499
Proceeds from short-term and other investments	4,810	4,741	4,353
Purchase of held-to-maturity investments	(200)	—	—
Purchase of available-for-sale investments	(653,467)	(595,162)	(567,499)
Purchase of short-term and other investments	(10,350)	(3,357)	(7,653)
Net purchases and sales of property and equipment	(2,886)	(14,048)	(2,091)
Acquisition of property and casualty company, net of cash acquired	—	(172,620)	—
Net cash used in investing activities	$(111,340)	$(175,192)	$(94,711)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$141,252	$170,678	$141,614
Withdrawals from investment and universal life contracts	(156,881)	(119,716)	(106,972)
Borrowings of short-term debt	—	124,900	—
Repayment of short-term debt	(45,000)	(82,900)	—
Repayment of trust preferred securities	(15,626)	—	—
Payment of cash dividends	(15,269)	(15,507)	(15,774)
Repurchase of common stock	(7,301)	(12,433)	(6,280)
Issuance of common stock	1,106	208	98
Tax impact from issuance of common stock	(78)	1	14
Net cash (used in) provided by financing activities	$(97,797)	$65,231	$12,700
Net Change in Cash and Cash Equivalents	$(37,061)	$(35,530)	$(10,795)
Cash and Cash Equivalents at Beginning of Year	144,527	180,057	190,852
Cash and Cash Equivalents at End of Year	$107,466	$144,527	$180,057
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. (“United Fire”, "Registrant", the "Company",“we,” “us,” or “our”) and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states, plus the District of Columbia, and as a life insurer in 36 states.

On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group, Inc. for $191,475. The acquisition was funded through a combination of cash and $79,900 of short-term debt. Accordingly, the results of operations for Mercer Insurance Group, Inc. have been included in the accompanying consolidated financial statements from that date forward. The acquisition allowed us to diversify our exposure to weather and other catastrophe risks across our geographic markets. In connection with the acquisition transaction, we incurred $8,318 of transaction costs, which included $5,540 of expense related to change in control payments made to the former executive officers of Mercer Insurance Group, Inc.
Holding Company Reorganization
On February 1, 2012, United Fire & Casualty Company completed a corporate reorganization ("the Reorganization") that resulted in the creation of United Fire Group, Inc., an Iowa corporation, as the holding company and sole owner of United Fire & Casualty Company. In connection with the Reorganization, each share of United Fire & Casualty Company common stock (par value $3.33 1/3 per share) that was issued and outstanding immediately prior to the effective date was automatically converted into a share of United Fire Group, Inc. common stock (par value $0.001 per share). In addition, each outstanding option to purchase or other right to acquire shares of United Fire & Casualty Company common stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. common stock. United Fire Group, Inc. became the publicly held corporation upon completion of the Reorganization.
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
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Life Insurance Company (“United Life”), Addison Insurance Company, American Indemnity Financial Corporation, Lafayette Insurance Company, United Fire & Indemnity Company, Texas General Indemnity Company (currently in run-off) and Mercer Insurance Group, Inc., which includes BICUS Services Corporation, Financial Pacific Insurance Agency (currently inactive), Financial Pacific Insurance Company, Financial Pacific Insurance Group, Inc., Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc. (collectively, "Mercer Insurance Group").
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
United Fire Lloyds has also been included in consolidation. All intercompany balances have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables (for net realizable value); future policy benefits and losses, claims and loss settlement expenses; and pension and postretirement benefit obligations.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2012 to be ordinary, routine and incidental to our business.
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
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Mortgage loans are recorded at their unpaid principal balance. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2012 and 2011, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,736,466 and $1,682,525, respectively.
In 2012, 2011 and 2010, we recorded a pre-tax realized loss of $4, $395 and $459, respectively, as a result of the recognition of other-than-temporary impairment (“OTTI”) charges on certain holdings in our investment portfolio. None of the OTTI charges were considered to have a noncredit related loss component. We review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” for a discussion of our accounting policy for impairment recognition.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
In 2012, 2011, and 2010, we made payments for income taxes of $11,920, $570 and $14,124, respectively. In addition, we received federal tax refunds of $15,798 in 2012 and $13,491 in 2010 that resulted from the utilization of our 2009 net operating losses and net capital losses in the carryback period. No tax refunds were received in 2011. In 2012 and 2011, we made interest payments of $961 and $1,926, respectively. These payments exclude interest credited to policyholders’ accounts. No significant payments of interest were made in 2010.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements:

Property & Casualty	2012	2011	2010
Recorded asset at beginning of year	$60,668	$44,681	$45,562
Value of business acquired	—	27,436	—
Amortization of value of business acquired	(1,673)	(25,763)	—
Underwriting costs deferred	138,723	132,503	101,755
Amortization of deferred policy acquisition costs	(132,771)	(118,189)	(102,636)
Recorded asset at end of year	$64,947	$60,668	$44,681

Life Insurance
Recorded asset at beginning of year	$45,986	$42,843	$46,943
Underwriting costs deferred	6,578	8,965	8,807
Amortization of deferred policy acquisition costs	(7,390)	(9,224)	(10,735)
	$45,174	$42,584	$45,015
Change in "shadow" deferred policy acquisition costs	(4,821)	3,402	(2,172)
Recorded asset at end of year	$40,353	$45,986	$42,843

Total
Recorded asset at beginning of year	$106,654	$87,524	$92,505
Value of business acquired	—	27,436	—
Amortization of value of business acquired	(1,673)	(25,763)	—
Underwriting costs deferred	145,301	141,468	110,562
Amortization of deferred policy acquisition costs	(140,161)	(127,413)	(113,371)
	$110,121	$103,252	$89,696
Change in "shadow" deferred policy acquisition costs	(4,821)	3,402	(2,172)
Recorded asset at end of year	$105,300	$106,654	$87,524

Property and casualty policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, losses and loss settlement expenses to be incurred and certain other costs expected to be incurred as the premium is earned.

Life insurance policy acquisition costs deferred are amortized to income over the premium-paying period of the related traditional policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue and over the anticipated terms of non-traditional policies in proportion to the ratio of the expected annual gross profits to the total expected gross profits. The expected premium revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $38,695 and $33,874 at December 31, 2012 and 2011, respectively.
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
Effective January 1, 2012, we elected to adopt the updated accounting guidance on a prospective basis. As a result of the adoption, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recoverability assessment and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $10,291 more expense (pretax) in 2012 than we would have had the guidance remained the same. The impact of the adoption on the amounts reported in the accompanying Consolidated Statements of Income and Comprehensive Income was an increase to other underwriting expenses of $25,528, a decrease to deferred policy acquisition cost amortization of $15,237 and a reduction in net income of $6,689 or $0.26 per share.
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
Depreciation expense totaled $5,440, $3,661 and $2,812 for 2012, 2011 and 2010, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2012 and 2011, we performed a qualitative assessment of our goodwill. As a result of this assessment, we did not recognize an impairment charge on our goodwill in 2012 or 2011.
Our intangible assets, which consist primarily of agency relationships, trade names, licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of licenses, which are indefinite-lived and not amortized. We did not recognize an impairment charge on our intangible assets in 2012, 2011 and 2010. Amortization expense, which is allocated to the property and casualty insurance segment, totaled $2,539, $1,922 and $60 for 2012, 2011 and 2010, respectively.
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
We did not recognize any liability for unrecognized tax benefits at December 31, 2012, or 2011 or at any time during 2012, 2011, and 2010. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
We utilize the Black-Scholes option pricing method to establish the fair value of non-qualified stock options granted under our equity compensation plans. Our determination of the fair value of stock options on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected volatility in our stock price, the expected term of the award, the expected dividends to be paid over the term of the award and the expected risk-free interest rate. Any changes in these assumptions may materially affect the estimated fair value of the award. For our restricted and unrestricted stock awards, we utilize the fair value of our common stock on the date of grant to establish the fair value of the award. Refer to Note 9 “Stock-Based Compensation” for further discussion.
Comprehensive Income
Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and dividends to stockholders.
Recently Issued Accounting Standards
Adopted Accounting Standards in 2012

Comprehensive Income

In June and December 2011, the FASB issued guidance (Accounting Standards update ("ASU") 2011-05, Presentation of Comprehensive Income and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted the new guidance in the first quarter of 2012 by electing to report comprehensive income in a single continuous statement as shown in the accompanying Consolidated Statements of Income and Comprehensive Income. The adoption of the new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance (ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")) that changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards. The guidance also requires additional disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. The Company adopted the updated guidance on a prospective basis effective January 1, 2012, and has provided the additional disclosures required in "Note 3 Fair Value of Financial Instruments". The adoption of the new guidance did not have any impact on the Company's financial position or results of operations.
Indefinite-Lived Intangible Assets
In July 2012, the FASB issued guidance (ASU 2012-02, Intangibles - Goodwill and Other) for the testing of indefinite-lived intangible assets for impairment. The new guidance provides an option to perform a qualitative approach to test indefinite-lived intangible assets for impairment. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company early adopted the updated guidance for purposes of the impairment test performed for 2012. The adoption of the new guidance did not have any impact on the Company's financial position or results of operations.
Pending Adoption of Accounting Standards
Comprehensive Income
In February 2013, the FASB issued guidance (ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) requiring significant items reclassified out of accumulated other comprehensive income ("AOCI") to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance is effective for annual and interim periods beginning after December 15, 2012. The Company will adopt the new guidance effective January 1, 2013. The adoption will affect disclosures but is not expected to have a material impact on the Company's results of operations or financial position.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2012 and 2011.

December 31, 2012
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,185	$11	$—	$1,196
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	256	15	—	271
Collateralized mortgage obligations	14	—	—	14
Total Held-to-Maturity Fixed Maturities	$1,655	$26	$—	$1,681
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$37,887	$939	$5	$38,821
U.S. government agency	45,566	429	67	45,928
States, municipalities and political subdivisions	739,752	55,572	819	794,505
Foreign bonds	207,359	11,863	62	219,160
Public utilities	232,550	15,208	32	247,726
Corporate bonds
Energy	169,973	9,758	—	179,731
Industrials	280,185	13,690	212	293,663
Consumer goods and services	193,313	9,813	151	202,975
Health care	115,654	7,111	80	122,685
Technology, media and telecommunications	123,660	6,909	198	130,371
Financial services	271,061	13,858	1,059	283,860
Mortgage-backed securities	27,940	888	21	28,807
Collateralized mortgage obligations	208,042	7,702	1,160	214,584
Asset-backed securities	4,480	406	—	4,886
Redeemable preferred stocks	378	—	2	376
Total Available-For-Sale Fixed Maturities	$2,657,800	$154,146	$3,868	$2,808,078
Equity securities
Common stocks
Public utilities	$7,231	$7,268	$83	$14,416
Energy	5,094	6,903	—	11,997
Industrials	13,031	19,827	174	32,684
Consumer goods and services	10,394	8,535	50	18,879
Health care	7,920	10,286	125	18,081
Technology, media and telecommunications	5,367	5,155	95	10,427
Financial services	15,701	52,936	145	68,492
Nonredeemable preferred stocks	2,154	25	28	2,151
Total Available-for-Sale Equity Securities	$66,892	$110,935	$700	$177,127
Total Available-for-Sale Securities	$2,724,692	$265,081	$4,568	$2,985,205

December 31, 2011
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$3,739	$52	$61	$3,730
Mortgage-backed securities	356	25	—	381
Collateralized mortgage obligations	48	2	—	50
Total Held-to-Maturity Fixed Maturities	$4,143	$79	$61	$4,161
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,530	$1,421	$—	$43,951
U.S. government agency	95,813	582	—	96,395
States, municipalities and political subdivisions	687,039	61,076	8	748,107
Foreign bonds	206,872	8,766	823	214,815
Public utilities	254,822	15,562	313	270,071
Corporate bonds
Energy	189,902	7,567	277	197,192
Industrials	285,696	10,631	650	295,677
Consumer goods and services	203,948	8,872	646	212,174
Health care	109,219	6,497	45	115,671
Technology, media and telecommunications	108,315	4,951	318	112,948
Financial services	258,526	9,075	2,300	265,301
Mortgage-backed securities	34,353	1,041	4	35,390
Collateralized mortgage obligations	79,545	3,490	184	82,851
Asset-backed securities	5,801	495	—	6,296
Redeemable preferred stocks	405	4	—	409
Total Available-For-Sale Fixed Maturities	$2,562,786	$140,030	$5,568	$2,697,248
Equity securities
Common stocks
Public utilities	$7,231	$7,602	$98	$14,735
Energy	5,094	7,116	—	12,210
Industrials	12,678	16,153	275	28,556
Consumer goods and services	10,750	7,982	168	18,564
Health care	7,920	8,010	232	15,698
Technology, media and telecommunications	5,368	4,796	146	10,018
Financial services	15,592	41,041	543	56,090
Nonredeemable preferred stocks	2,154	42	384	1,812
Total Available-for-Sale Equity Securities	$66,787	$92,742	$1,846	$157,683
Total Available-for-Sale Securities	$2,629,573	$232,772	$7,414	$2,854,931

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2012, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$594	$599	$263,363	$268,716	$3,441	$3,420
Due after one year through five years	791	797	1,023,990	1,084,961	6,520	6,995
Due after five years through 10 years	—	—	937,236	1,007,689	—	—
Due after 10 years	—	—	192,749	198,435	2,684	2,938
Asset-backed securities	—	—	4,480	4,886	—	—
Mortgage-backed securities	256	271	27,940	28,807	—	—
Collateralized mortgage obligations	14	14	208,042	214,584	—	—
	$1,655	$1,681	$2,657,800	$2,808,078	$12,645	$13,353
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Net realized investment gains (losses)
Fixed maturities:
Held-to-maturity	$12	$8	$12
Available-for-sale	3,408	4,381	4,067
Trading securities
Change in fair value	683	(539)	(325)
Sales	406	(326)	198
Equity securities:
Available-for-sale	694	2,988	5,030
Trading securities - change in fair value	250	(4)	—
Mortgage loans	—	—	(362)
Other long-term investments	—	(68)	(131)
Total net realized investment gains	$5,453	$6,440	$8,489
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Proceeds from sales	$20,324	$39,496	$3,402
Gross realized gains	513	1,144	1,915
Gross realized losses	(37)	(1,562)	—
There were no sales of held-to-maturity securities in 2012, 2011 and 2010.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $15,371 and $15,222 at December 31, 2012 and 2011, respectively.
Net Investment Income
Net investment income for the years ended December 31, 2012, 2011 and 2010, is comprised of the following:

Years Ended December 31	2012	2011	2010
Investment income
Interest on fixed maturities	$108,517	$109,467	$108,754
Dividends on equity securities	5,354	4,628	3,675
Income (loss) on other long-term investments
Interest	232	224	24
Change in value (1)	2,562	(137)	387
Interest on mortgage loans	279	285	479
Interest on short-term investments	10	4	6
Interest on cash and cash equivalents	290	913	1,064
Other	2,335	2,542	2,686
Total investment income	$119,579	$117,926	$117,075
Less investment expenses	7,674	8,432	5,390
Net investment income	$111,905	$109,494	$111,685

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed to make capital contributions up to $15,000, upon request by the partnership, through December 31, 2017. Our remaining potential contractual obligation was $5,106 at December 31, 2012.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$15,816	$34,699	$17,105
Equity securities	19,339	(4,675)	16,155
Deferred policy acquisition costs	(4,821)	3,402	(2,172)
Income tax effect	(10,614)	(11,699)	(10,930)
Total change in net unrealized investment appreciation, net of tax	$19,720	$21,727	$20,158
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

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2012 and 2011. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2012, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at December 31, 2012. Our largest unrealized loss greater than 12 months on an individual security at December 31, 2012 was $263. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

December 31, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	2	$1,724	$5	—	$—	$—	$1,724	$5
U.S. government agency	5	$17,654	$67	—	$—	$—	$17,654	$67
States, municipalities and political subdivisions	31	41,775	819	—	—	—	41,775	819
Foreign bonds	1	3,323	48	1	558	14	3,881	62
Public utilities	2	3,155	32	—	—	—	3,155	32
Corporate bonds
Industrials	4	12,194	109	1	2,897	103	15,091	212
Consumer goods and services	—	—	—	7	4,606	151	4,606	151
Health care	3	7,416	80	—	—	—	7,416	80
Technology, media and telecommunications	5	13,402	198	—	—	—	13,402	198
Financial services	2	1,005	1	24	24,693	1,058	25,698	1,059
Mortgage-backed securities	7	4,472	21	—	—	—	4,472	21
Collateralized mortgage obligations	27	74,702	1,004	1	29	156	74,731	1,160
Redeemable preferred stocks	2	376	2	—	—	—	376	2
Total Available-for-Sale Fixed Maturities	91	$181,198	$2,386	34	$32,783	$1,482	$213,981	$3,868
Equity securities
Common stocks
Public utilities	3	$225	$83	—	$—	$—	$225	$83
Industrials	4	482	52	9	621	122	1,103	174
Consumer goods and services	2	280	19	4	372	31	652	50
Health care	1	31	2	3	896	123	927	125
Technology, media and telecommunications	5	241	7	7	581	88	822	95
Financial services	1	47	19	7	1,109	126	1,156	145
Nonredeemable preferred stocks	—	—	—	2	1,203	28	1,203	28
Total Available-for-Sale Equity Securities	16	$1,306	$182	32	$4,782	$518	$6,088	$700
Total Available-for-Sale Securities	107	$182,504	$2,568	66	$37,565	$2,000	$220,069	$4,568

December 31, 2011	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	—	$—	$—	1	$473	$61	$473	$61
Total Held-to-Maturity Fixed Maturities	—	$—	$—	1	$473	$61	$473	$61
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
States, municipalities and political subdivisions	6	$3,555	$6	1	$619	$2	$4,174	$8
Foreign bonds	13	18,001	488	6	14,123	335	32,124	823
Public utilities	6	9,579	160	1	1,068	153	10,647	313
Corporate bonds
Energy	2	5,436	53	1	5,223	224	10,659	277
Industrials	9	25,664	359	3	8,135	291	33,799	650
Consumer goods and services	5	5,360	514	5	3,932	132	9,292	646
Health care	2	5,027	45	—	—	—	5,027	45
Technology, media and telecommunications	13	14,148	318	—	—	—	14,148	318
Financial services	23	20,073	292	26	28,892	2,008	48,965	2,300
Mortgage-backed securities	5	684	4	—	—	—	684	4
Collateralized mortgage obligations	7	4,466	141	3	5,209	43	9,675	184
Total Available-for-Sale Fixed Maturities	91	$111,993	$2,380	46	$67,201	$3,188	$179,194	$5,568
Equity securities
Common stocks
Public utilities	3	$210	$98	—	$—	$—	$210	$98
Industrials	7	975	155	8	577	120	1,552	275
Consumer goods and services	12	625	150	3	431	18	1,056	168
Health care	5	768	94	4	455	138	1,223	232
Technology, media and telecommunications	7	571	124	2	144	22	715	146
Financial services	16	1,876	319	6	746	224	2,622	543
Nonredeemable preferred stocks	3	1,171	31	2	878	353	2,049	384
Total Available-for-Sale Equity Securities	53	$6,196	$971	25	$3,231	$875	$9,427	$1,846
Total Available-for-Sale Securities	144	$118,189	$3,351	71	$70,432	$4,063	$188,621	$7,414

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the specific asset or liability.
In most cases, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. When quoted market prices do not exist, we base estimates of fair values on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreement. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value, which is a Level 3 fair value measurement.
The fair value of our policy loans is equivalent to carrying value, which is a reasonable estimate of fair value. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders’ account balance for non-traditional policies.
Our other long-term investments consist primarily of our interests in limited liability partnerships that are valued by the various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value.
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

The fair value of our debt approximates carrying value due to the variable interest rates and short-term nature of the outstanding amounts.

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$1,681	$1,655	$4,161	$4,143
Available-for-sale securities	2,808,078	2,808,078	2,697,248	2,697,248
Trading securities	13,353	13,353	13,454	13,454
Equity securities:
Available-for-sale securities	177,127	177,127	157,683	157,683
Trading securities	2,018	2,018	1,768	1,768
Mortgage loans	5,037	4,633	5,219	4,829
Policy loans	6,671	6,671	7,209	7,209
Other long-term investments	30,028	30,028	20,574	20,574
Short-term investments	800	800	1,100	1,100
Cash and cash equivalents	107,466	107,466	144,527	144,527
Accrued investment income	30,375	30,375	32,219	32,219
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,043,866	$983,579	$1,074,661	$999,534
Annuity (benefit payments)	139,213	93,701	133,921	94,465
Debt	—	—	45,000	45,000
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2012 was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price, and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable accounting guidance on fair value measurements.
We review our fair value hierarchy categorizations on a quarterly basis at which time the classification of certain financial instruments may change if the input observations have changed.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2012 and 2011:

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$38,821	$—	$38,821	$—
U.S. government agency	45,928	—	45,928	—
States, municipalities and political subdivisions	794,505	—	793,755	750
Foreign bonds	219,160	—	218,602	558
Public utilities	247,726	—	247,726	—
Corporate bonds
Energy	179,731	—	179,731	—
Industrials	293,663	—	290,766	2,897
Consumer goods and services	202,975	—	201,633	1,342
Health care	122,685	—	122,685	—
Technology, media and telecommunications	130,371	—	130,371	—
Financial services	283,860	—	271,991	11,869
Mortgage-backed securities	28,807	—	28,807	—
Collateralized mortgage obligations	214,584	—	214,584	—
Asset-backed securities	4,886	—	2,398	2,488
Redeemable preferred stocks	376	376	—	—
Total Available-For-Sale Fixed Maturities	$2,808,078	$376	$2,787,798	$19,904
Equity securities
Common stocks
Public utilities	$14,416	$14,416	$—	$—
Energy	11,997	11,997	—	—
Industrials	32,684	32,658	26	—
Consumer goods and services	18,879	18,879	—	—
Health care	18,081	18,081	—	—
Technology, media and telecommunications	10,427	10,427	—	—
Financial services	68,492	64,800	56	3,636
Nonredeemable preferred stocks	2,151	1,906	245	—
Total Available-for-Sale Equity Securities	$177,127	$173,164	$327	$3,636
Total Available-for-Sale Securities	$2,985,205	$173,540	$2,788,125	$23,540
TRADING
Bonds
Foreign bonds	$1,379	$—	$1,379	$—
Corporate bonds
Industrials	1,299	—	1,299	—
Consumer goods and services	1,532	—	1,532	—
Health care	1,824	—	1,824	—
Technology, media and telecommunications	2,250	—	2,250	—
Financial services	1,486	—	1,486	—
Redeemable preferred stocks	3,583	3,583	—	—

Equity securities - health care	303	303	—	—
Nonredeemable preferred stocks	1,715	1,715	—	—
Total Trading Securities	$15,371	$5,601	$9,770	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$45,613	$45,613	$—	$—
Total Assets Measured at Fair Value	$3,046,989	$225,554	$2,797,895	$23,540

		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$43,951	$—	$43,951	$—
U.S. government agency	96,395	—	96,395	—
States, municipalities and political subdivisions	748,107	—	747,227	880
Foreign bonds	214,815	—	213,979	836
Public utilities	270,071	—	270,071	—
Corporate bonds
Energy	197,192	—	197,192	—
Industrials	295,677	—	292,780	2,897
Consumer goods and services	212,174	—	210,759	1,415
Health care	115,671	—	115,671	—
Technology, media and telecommunications	112,948	—	112,948	—
Financial services	265,301	—	249,328	15,973
Mortgage-backed securities	35,390	—	35,390	—
Collateralized mortgage obligations	82,851	—	82,851	—
Asset-backed securities	6,296	—	5,981	315
Redeemable preferred stocks	409	409	—	—
Total Available-For-Sale Fixed Maturities	$2,697,248	$409	$2,674,523	$22,316
Equity securities
Common stocks
Public utilities	$14,735	$14,735	$—	$—
Energy	12,210	12,210	—	—
Industrials	28,556	28,556	—	—
Consumer goods and services	18,564	18,564	—	—
Health care	15,698	15,698	—	—
Technology, media and telecommunications	10,018	10,018	—	—
Financial services	56,090	52,564	—	3,526
Nonredeemable preferred stocks	1,812	1,554	258	—
Total Available-for-Sale Equity Securities	$157,683	$153,899	$258	$3,526
Total Available-for-Sale Securities	$2,854,931	$154,308	$2,674,781	$25,842
TRADING
Bonds
Foreign bonds	$2,906	$—	$2,906	$—
Corporate bonds
Industrials	1,443	—	1,443	—
Consumer goods and services	1,059	—	1,059	—
Health care	1,450	—	1,450	—
Technology, media and telecommunications	1,458	—	1,458	—

Financial services	2,063	—	2,063	—
Redeemable preferred stocks	3,075	1,659	1,416	—
Equity securities - health care	290	290
Nonredeemable preferred stocks	1,478	1,478
Total Trading Securities	$15,222	$3,427	$11,795	$—
Short-Term Investments	$1,100	$1,100	$—	$—
Money Market Accounts	$62,899	$62,899	$—	$—
Total Assets Measured at Fair Value	$2,934,152	$221,734	$2,686,576	$25,842
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
For the year ended December 31, 2012, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform an analysis of the contractual cash flows of the underlying security to estimate fair value.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for 2012:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2012	$880	$836	$20,285	$315	$3,526	$25,842
Realized gains (1)	—	—	646	—	—	646
Unrealized gains (losses) (1)	—	7	(352)	(13)	(23)	(381)
Purchases	—	—	5	—	179	184
Disposals	(130)	(285)	(4,476)	(121)	(50)	(5,062)
Transfers in	—	—	—	2,307	52	2,359
Transfers out	—	—	—	—	(48)	(48)
Balance at December 31, 2012	$750	$558	$16,108	$2,488	$3,636	$23,540
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures. The reported transfers in is the result of stale pricing due to a lack of current trading activity for the underlying securities.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2011:

(In Thousands)	States, municipalities and political subdivisions	Foreign bonds	Public utilities	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2011	$1,001	$1,115	35	$23,479	$—	$1,535	$27,165
Realized gains (1)	—	—	—	—	12	10	22
Unrealized gains (losses) (1)	—	7	(2)	178	1	(8)	176
Purchases	—	—	—	106	1,437	3,271	4,814
Disposals	(121)	(286)	(33)	(3,278)	(1,135)	(1,282)	(6,135)
Transfers in	—	—	—	16,956	—	—	16,956
Transfers out	—	—	—	(17,156)	—	—	(17,156)
Balance at December 31, 2011	$880	$836	—	$20,285	$315	$3,526	$25,842
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The equity securities reported as purchases primarily relate to our acquisition of Mercer Insurance Group. We purchased securities in the Federal Home Loan Bank of Des Moines, as a requirement to obtain membership and secure a loan used as part of the acquisition financing. These securities were classified as Level 3 because there was no observable market price at December 31, 2011. The reported disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.
The securities reported as transfers in relate to securities transferred from either Level 1 or 2 to Level 3 because an updated market value was not available. The securities reported as transfers out relate to securities transferred from Level 3 to either Level 1 or 2 because an updated market value was available.

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2012, for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $4,669 and $3,272 at December 31, 2012 and 2011, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and loss and loss settlement expenses related to our ceded and assumed business is as follows:

Years Ended December 31	2012	2011	2010
Ceded Business
Ceded premiums written	$44,240	$43,921	$32,511
Ceded premiums earned	47,467	45,604	32,598
Loss and loss settlement expenses ceded	5,525	39,335	17,381

Assumed Business
Assumed premiums written	$17,181	$14,954	$11,713
Assumed premiums earned	16,889	14,869	11,668
Loss and loss settlement expenses assumed	16,873	24,151	(4,276)

In 2012, we renewed our participation in all of our assumed programs. We reduced our participation in programs with heavier Northeast U.S. exposure in response to the exposure added in this region from the Mercer Insurance Group acquisition. Loss and loss settlement expenses assumed were less than 2011, but were still elevated from historic levels due to several natural disasters, primarily the Thailand floods and Super Storm Sandy.
In 2011, we renewed our participation in all of our assumed programs, while increasing the participation level on one contract, that generated the growth of our assumed premiums written and earned. Loss and loss settlement expenses increased significantly in 2011 due to several natural disasters, primarily in New Zealand and Japan, that impacted our assumed program.
The benefit reported for loss and loss settlement expenses incurred from assumed business in 2010 was the result of our process to evaluate the overall reserve adequacy of our property and casualty insurance segment. This re-estimation of reserve adequacy of our assumed business did not have a direct impact on the net income reported for our property and casualty insurance segment in 2010.

Refer to Note 5 “Reserves for Loss and Loss Settlement Expenses” for an analysis of changes in our overall property and casualty insurance reserves.
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs, for 2012 and 2011. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program.

	2012 & 2011 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	95%	of	$180,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
The following table provides a summary of Mercer Insurance Group's primary reinsurance programs for 2011:

	2011 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss (1)	$1,000	$5,000	100%	of	$4,000
Property excess of loss (1)	1,000	10,000	100%	of	$9,000
Umbrella excess of loss(1)	1,000	11,000	75%	of first	$1,000
			100%	of remaining	$9,000
Surety excess of loss	500	4,500	90%	of	$4,000
				less	$500 deductible
Property catastrophe, excess(2)	5,000	55,000	100%	of	$50,000
(1) On August 1, 2011, Mercer Insurance Group's reinsurance retention and limits were changed to match those of the Company.
(2) On January 1, 2012, Mercer Insurance Group's catastrophe reinsurance programs were changed to match those of the Company.
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
Life Insurance Segment
Ceded and Assumed Reinsurance
United Life purchases reinsurance to limit the dollar amount of any one risk of loss. Beginning in 2011, our retention on standard individual life cases is $300. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $250. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50.0 percent. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000 of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000. We supplement this coverage when appropriate with “known concentration” coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (stated retention limit) and a maximum payout.

Premiums and losses and loss settlement expenses related to our ceded business is as follows:

Years Ended December 31	2012	2011	2010
Ceded Business
Ceded insurance in-force	$1,083,410	$974,556	$959,145
Ceded premiums earned	2,621	2,318	2,123
Loss and loss settlement expenses ceded	2,435	3,786	3,072
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99.0 percent of ceded life insurance in force as of December 31, 2012, has been ceded to five reinsurers.

NOTE 5. RESERVES FOR LOSS AND LOSS SETTLEMENT EXPENSES
Because property and casualty insurance reserves are estimates of the unpaid portions of incurred losses that have been reported to us, as well as losses that have been incurred but not reported ("IBNR"), the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts, which are based on management’s best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported as a component of losses and loss settlement expenses incurred in the period such changes are determined.

The following table provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2012, 2011 and 2010 (net of reinsurance amounts):

Years Ended December 31	2012	2011	2010
Gross liability for losses and loss settlement expenses at beginning of year	$945,051	$603,090	$606,045
Ceded loss and loss settlement expenses	(120,359)	(39,000)	(33,754)
Net liability for losses and loss settlement expenses at beginning of year	$824,692	$564,090	$572,291
Reserves acquired in Mercer Insurance Group acquisition, net	—	252,598	—
Beginning balance, as adjusted	$824,692	$816,688	$572,291
Losses and loss settlement expenses incurred for claims occurring during
Current year	$512,564	$468,926	$335,315
Prior years	(73,427)	(61,095)	(45,878)
Total incurred	$439,137	$407,831	$289,437
Losses and loss settlement expense payments for claims occurring during
Current year	$201,632	$253,175	$132,592
Prior years	194,156	146,653	165,046
Total paid	$395,788	$399,828	$297,638
Net liability for losses and loss settlement expenses at end of year	$868,041	$824,692	$564,090
Ceded loss and loss settlement expenses	103,870	120,359	39,000
Gross liability for losses and loss settlement expenses at end of year	$971,911	$945,051	$603,090

The favorable development in 2012 on claims that occurred in prior years resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This re-estimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and changes in loss reserves, mainly in the liability (other liability and auto liability) lines, due to additional information on claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized is the development of reserves for IBNR loss and loss settlement expenses at a level less than anticipated at December 31 of the prior year. Improved claim frequencies in 2012 lowered the amount of reserves for IBNR loss and loss settlement expenses required. We did not alter our reserving process during 2012.
The favorable development in 2011 and 2010 on claims that occurred in prior years, resulted from a re-estimation of loss reserves recorded at December 31 of the prior year. This re-estimation is primarily attributable to both the payment of claims in amounts less than the amounts reserved and changes in loss reserves mainly in the other liability and commercial automobile lines due to additional information on claims that we received after the reserves for those claims had been established. Another factor contributing to the redundancy recognized is the development of reserves for IBNR loss and loss settlement expenses at a level less than anticipated at December 31 of the prior year. We attribute the favorable development to the fact that we have experienced overall lower levels of claims severity during recent years.
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim, determined from a pessimistic point of view. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease losses and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves, our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves. We believe our approach produces recorded reserves that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.
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
NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2012, 2011 and 2010 and statutory net income for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income
2012
Property and casualty (1)	$585,986	$34,468
Life, accident and health	158,720	7,420
2011
Property and casualty (1)	$565,843	$10,529
Life, accident and health	167,164	6,180
2010
Property and casualty (1)	$594,308	$52,803
Life, accident and health	158,379	13,443

(1)
Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

Our property and casualty and life insurance subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioner’s (“NAIC”) Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2012, 2011 and 2010. Statutory accounting practices primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, certain fair value adjustments related to the acquisition of Mercer Insurance Group are recorded for GAAP and not recorded for statutory accounting, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2012.

As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance operating subsidiaries in order to pay dividends to its common stockholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. Based on these restrictions, at December 31, 2012, our insurance operating subsidiaries are able to make a maximum of $31,649 in dividend payments without prior approval. These restrictions will not have a material impact in meeting our cash obligations. We paid dividends of $15,269, $15,507 and $15,774 in 2012, 2011 and 2010, respectively. In 2012, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $26,950. In 2012, United Fire & Casualty Company received dividends from American Indemnity Financial Corporation, United Fire & Indemnity Company, United Fire Lloyds and United Life Insurance for $1,750, $1,500, $500 and $16,000, respectively. In 2011, United Fire & Casualty Company received dividends from Addison Insurance Company, American Indemnity Financial Corporation, and Lafayette Insurance Company for $3,000, $1,700 and $6,750, respectively. In 2010, United Fire & Casualty Company received a dividend from United Life for $15,000. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31	2012	2011	2010
Current	$6,644	$(3,517)	$11,070
Deferred	(782)	(9,209)	(200)
Total	$5,862	$(12,726)	$10,870
A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 35.0 percent to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31	2012	2011	2010
Computed expected income tax expense (benefit)	$16,126	$(4,451)	$20,434
Tax-exempt municipal bond interest income	(8,027)	(7,908)	(7,287)
Nontaxable dividend income	(1,004)	(859)	(751)
Valuation allowance reduction	(547)	—	(1,643)
Acquisition related expenses	42	860	403
Other, net	(728)	(368)	(286)
Federal income tax expense (benefit)	$5,862	$(12,726)	$10,870

The significant components of our net deferred tax liability at December 31, 2012 and 2011, are as follows:

December 31	2012	2011
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$38,582	$31,812
All other securities	52,563	47,026
Deferred policy acquisition costs	32,086	32,795
Prepaid pension cost	2,271	3,053
Net bond discount accretion	3,896	3,678
Depreciation	579	2,844
Revaluation of investment basis (1)	4,345	5,734
Identifiable intangible assets (1)	6,615	5,328
Other	4,414	2,594
Gross deferred tax liability	$145,351	$134,864
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$39,125	$42,273
Unearned premium adjustment	21,578	19,771
Net operating loss carryforwards	3,481	8,055
Underfunded benefit plan obligation	26,335	22,503
Postretirement benefits other than pensions	10,240	8,599
Investment impairments	5,715	8,124
Contingent ceding commission accrual (1)	4,822	6,672
Salvage and subrogation	1,867	1,526
Compensation expense related to stock options	3,928	3,392
AMT credit carryforward	7,713	—
Other	3,828	3,781
Gross deferred tax asset	$128,632	$124,696
Valuation allowance	(2,909)	(3,456)
Deferred tax asset	$125,723	$121,240
Net deferred tax liability	$19,628	$13,624
(1) Related to our acquisition of Mercer Insurance Group
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations, we have recorded a valuation allowance against these NOLs that totaled $2,909 and $3,456, respectively, at December 31, 2012 and 2011. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $547 during 2012 due to the realization of $1,643 in NOLs. No portion of the NOLs expired in 2012 or will expire in 2013.
The alternative minimum tax ("AMT") credit carryforward of $7,713 has an indefinite life. The NOLs not generated by the American Indemnity Financial Corporation acquisition have a 20 year life. We expect to realize the benefits from the AMT credit carryforward and the NOL other than as noted above.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.

Pension and Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $7,000 to the pension plan in 2013.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded retiree health and dental benefit plan (the “postretirement benefit plan"). The postretirement benefit plan provides health and dental benefits to our retirees (and covered dependents) who have met the service and participation requirements stipulated by the postretirement benefit plan. The third party administrators for the postretirement benefit plan are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the postretirement benefit plan in the accompanying Consolidated Balance Sheets.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income, by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan’s benefit obligation.
The investments held by the pension plan at December 31, 2012, include the following asset categories:

•	Fixed maturity securities, which may include bonds and convertible securities.

•	Equity securities, which may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and international stocks.

•	An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets.

•	A group annuity contract that is administered by United Life, a subsidiary of United Fire.

•	Cash and cash equivalents, which include money market funds.
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
As of December 31, 2012, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan’s investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager’s goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan’s actual and target asset allocations at December 31, 2012 and 2011, by asset category:

Pension Plan Assets					Target
	2012	% of Total	2011	% of Total	Allocation
Fixed maturity securities
Corporate bonds	$4,830	6.4%	$4,000	6.1%	0%	-	10%
Redeemable preferred stock	1,113	1.5	2,067	3.2	0%	-	5%
Equity securities
United Fire common stock	—	—	4,078	6.3	0%	-	10%
Unaffiliated common stock	41,091	54.6	34,085	52.2	50%	-	70%
Arbitrage fund	5,363	7.1	5,239	8.0	0%	-	10%
United Life annuity	7,900	10.5	7,803	12.0	10%	-	20%
Cash and cash equivalents	14,979	19.9	7,995	12.2	10%	-	25%
Total plan assets	$75,276	100.0%	$65,267	100.0%
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

United Fire Common Stock
The investment in United Fire common stock was stated at fair value based upon the closing sales price (or bid price if no sales) reported on a recognized securities exchange on the last business day of the year. On December 18, 2012, the investment in United Fire common stock was sold to diversify the assets held by the pension plan.
Arbitrage Fund
The fair value of the arbitrage fund is determined based on its net asset value, which is obtained from the custodian and determined monthly with issuances and redemptions of units of the fund made, based on the net asset value per unit as determined on the valuation date. We have not adjusted the net asset value provided by the custodian.
Fair Value Measurement
The following tables present the categorization of the pension plan’s assets measured at fair value on a recurring basis at December 31, 2012 and 2011:

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$4,830	$—	$4,830	$—
Redeemable preferred stock	1,113	1,113	—	—
Equity securities - unaffiliated common stock	41,091	41,091	—	—
Arbitrage fund	5,363	—	5,363	—
Money market funds	12,856	12,856	—	—
Total assets measured at fair value	$65,253	$55,060	$10,193	$—

		Fair Value Measurements
Description	December 31, 2011	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$4,000	$—	$4,000	$—
Redeemable preferred stock	2,067	2,067	—	—
Equity securities
United Fire common stock	4,078	4,078	—	—
Unaffiliated common stock	34,085	34,085	—	—
Arbitrage fund	5,239	—	5,239	—
Money market funds	4,763	4,763	—	—
Total assets measured at fair value	$54,232	$44,993	$9,239	$—
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
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Postretirement Benefits
December 31	2012	2011	2012	2011
Discount rate	4.00%	4.50%	4.00%	4.50%
Rate of compensation increase	3.50	3.75	N/A	N/A
The low interest rate environment has resulted in a significant decline in the discount rates we use to value our respective plan's benefit obligations from historical rates. As a result, the valuation of the benefit obligations has increased, which has reduced the funded status of those plans. A prolonged low interest rate environment could require a higher level of cash contributions to fund our pension plan.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Postretirement Benefits
January 1	2012	2011	2010	2012	2011	2010
Discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Expected long-term rate of return on plan assets	8.00	8.25	8.25	N/A	N/A	N/A
Rate of compensation increase	3.75	4.00	4.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31	2012	2011	2012	2011
Health care cost trend rates assumed for next year	10.00%	10.00%	5.25%	5.25%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	5.25%	5.25%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2018	2017	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic postretirement health care benefit cost	$1,127	$(876)
Effect on the accumulated postretirement benefit obligation	8,375	(7,899)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Postretirement Benefits
Years Ended December 31	2012	2011	2012	2011
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$111,340	$88,723	$36,334	$28,886
Service cost	5,129	3,166	3,010	1,985
Interest cost	5,049	4,761	1,695	1,590
Actuarial loss	12,841	17,379	3,380	4,421
Benefit payments and adjustments	(2,977)	(2,689)	(24)	(548)
Benefit obligation at end of year (1)	$131,382	$111,340	$44,395	$36,334
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$65,267	$62,730	$—	$—
Actual return on plan assets	6,236	(74)	—	—
Employer contributions	6,750	5,300	24	548
Benefit payments and adjustments	(2,977)	(2,689)	(24)	(548)
Fair value of plan assets at end of year	$75,276	$65,267	$—	$—
Funded status at end of year	$(56,106)	$(46,073)	$(44,395)	$(36,334)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $109,229 and $93,769 at December 31, 2012 and 2011, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on AOCI, as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
Years Ended December 31	2012	2011	2012	2011
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$8	$—	$(6)
Unrecognized actuarial loss	60,647	53,076	14,596	11,216
Total amounts recognized in AOCI	$60,647	$53,084	$14,596	$11,210
We anticipate amortization of the net actuarial losses for our pension plan in 2013 to be $4,988. We anticipate amortization of the net actuarial losses for our postretirement benefit plan in 2013 to be $918.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan			Postretirement Benefit Plan
Years Ended December 31,	2012	2011	2010	2012	2011	2010

Net periodic benefit cost
Service cost	$5,129	$3,166	$2,853	$3,010	$1,985	$1,514
Interest cost	5,049	4,761	4,569	1,695	1,590	1,433
Expected return on plan assets	(5,345)	(5,288)	(4,526)	—	—	—
Amortization of prior service cost	8	10	11	(6)	(32)	(54)
Amortization of net loss	4,415	2,368	2,181	554	224	71
Net periodic benefit cost	$9,256	$5,017	$5,088	$5,253	$3,767	$2,964

Effective July 1, 2012, the former employees of Mercer Insurance Group, Inc., became eligible to participate in our pension plan. The inclusion of these employees resulted in an additional $854 of net periodic benefit cost recognized for 2012.
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2013	2014	2015	2016	2017	2018 - 2022
Pension benefits	$3,368	$3,634	$3,876	$4,106	$4,300	$26,380
Postretirement benefits
Excluding Modernization Act subsidy	$912	$999	$1,118	$1,264	$1,433	$10,686
Expected Modernization Act subsidy	(101)	(118)	(136)	(153)	(173)	(1,295)
Postretirement benefits	$811	$881	$982	$1,111	$1,260	$9,391
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2012, 2011 and 2010, was $1,812, $1,092 and $2,074, respectively.
We have an employee stock ownership plan (the “ESOP”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the ESOP upon completion of one year of service, meeting the hourly employment requirements and attaining 21 years of age. Contributions to the ESOP are made at our discretion. When made, these contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We can make contributions in stock or cash, which the trustee uses to acquire shares of our stock to allocate to participants’ accounts. As of December 31, 2012, 2011 and 2010, the ESOP owned 224,041, 226,375, and 234,107 shares of United Fire common stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the ESOP of $100 in 2012, $175 in 2011, and $100 in 2010.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 568,746 authorized shares available for future issuance at December 31, 2012. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2012	Inception to Date
Beginning balance	653,511	1,900,000
Number of awards granted	(98,135)	(1,443,824)
Number of awards forfeited or expired	13,370	112,570
Ending balance	568,746	568,746
Number of option awards exercised	48,825	226,842
Number of unrestricted stock awards granted	1,135	3,620
Number of restricted stock awards vested	—	—

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted and unrestricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At December 31, 2012, we had 130,012 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2012	Inception to Date
Beginning balance	160,009	300,000
Number of awards granted	(29,997)	(175,991)
Number of awards forfeited or expired	—	6,003
Ending balance	130,012	130,012
Number of option awards exercised	—	—

Stock-Based Compensation Expense

In 2012, 2011, and 2010, we recognized stock-based compensation expense of $1,764, $1,829 and $1,787, respectively.

As of December 31, 2012, we had $2,821 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2013	$1,122
2014	849
2015	637
2016	190
2017	23
Total	$2,821
Analysis of Award Activity
The analysis below details the award activity for 2012 and the awards outstanding at December 31, 2012, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,188,772	$27.95
Granted	120,595	20.96
Exercised	(54,825)	17.39
Forfeited or expired	(12,100)	24.49
Outstanding at December 31, 2012	1,242,442	$27.78	5.38	$1,005
Exercisable at December 31, 2012	822,589	$30.91	2.94	$386
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2012) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $229, $35 and $27 in 2012, 2011 and 2010, respectively.
At December 31, 2012, we had 54,338 shares of restricted stock awards outstanding, of which 18,576 shares were granted in May 2008 at a fair market value of $33.43 per share, 29,360 shares were granted in February 2011 at a fair market value of $20.54 per share, which resulted in compensation expense that is recognized over a five year vesting period from the date of grant, and 6,402 shares were granted in May 2012 at a fair market value of $20.90 per share, which resulted in compensation expense that will be recorded over a one year vesting period. In 2012, 2011 and 2010 we recognized $329, $245 and $127, respectively, in compensation expense related to these awards. At December 31, 2012, we had $467 in compensation expense that has yet to be recognized through our results of operations related to these awards. The intrinsic value of the unvested restricted stock awards outstanding totaled $1,187 and $1,013 at December 31, 2012 and 2011, respectively.

Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2012	2011	2010
Risk-free interest rate	1.37%	2.99%	3.03%
Expected volatility	37.06%	55.47%	59.03%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.60	$0.60	$0.60
Weighted-average grant-date fair value of options granted during the year (in dollars)	$5.90	$8.99	$9.00

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	436,434	7.72	$19.60	117,895	$18.66
21.01	-	28.00	172,842	4.77	22.43	112,923	22.71
28.01	-	35.00	325,666	4.14	33.01	291,771	32.90
35.01	-	41.00	307,500	3.71	36.84	300,000	36.89
$15.01	-	41.00	1,242,442	5.38	$27.78	822,589	$30.91

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
Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 90.0 percent of our property and casualty insurance premiums earned for 2012. Our personal lines represented 10.0 percent of our property and casualty insurance premiums earned for 2012.
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
Life insurance in force, before ceded reinsurance, totaled $5,206,087 and $4,916,875 as of December 31, 2012 and 2011, respectively. Traditional life insurance products represented 65.4 percent and 65.5 percent of our insurance in-force at December 31, 2012 and 2011, respectively. Universal life insurance represented 29.8 percent and 31.8 percent of insurance in force at December 31, 2012 and 2011, respectively.
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

Premiums Earned by Segment
The following table sets forth our net premiums earned by segment before intersegment eliminations:

Years Ended December 31	2012	2011	2010
Property and Casualty Insurance Segment
Net premiums earned
Fire and allied lines	$173,249	$153,839	$123,341
Other liability	197,842	159,977	113,555
Automobile	155,572	133,974	107,776
Workers’ compensation	68,643	54,404	45,174
Fidelity and surety	17,713	16,665	19,113
Reinsurance assumed	14,473	13,261	10,163
Other	1,919	1,651	1,251
Total net premiums earned	$629,411	$533,771	$420,373
Life Insurance Segment
Net premiums earned
Ordinary life (excluding universal life)	$44,468	$30,374	$28,463
Universal life policy fees	11,768	10,995	10,774
Accident and health	1,363	1,472	1,538
Immediate annuities with life contingencies	8,158	10,276	8,354
Other	274	262	286
Total net premiums earned	$66,031	$53,379	$49,415
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation and amortization expense and property and equipment acquisitions for 2012, 2011 and 2010, are reported in the property and casualty insurance segment.

	2012	2011	2010
Property and Casualty Insurance:
Revenues:
Net premiums earned	$629,411	$533,771	$420,373
Investment income, net of investment expenses	40,305	35,690	34,968
Net realized investment gains	3,896	3,066	3,402
Other income	316	1,592	147
Total revenues before eliminations	$673,928	$574,119	$458,890
Intersegment eliminations	(646)	(162)	10
Total revenues	$673,282	$573,957	$458,900
Net income (loss) before income taxes:
Revenues	$673,928	$574,119	$458,890
Benefit, losses and expenses	637,648	598,684	420,374
Total net income (loss) before eliminations	$36,280	$(24,565)	$38,516
Intersegment eliminations	(199)	335	324
Income (loss) before income taxes	$36,081	$(24,230)	$38,840
Income tax expense (benefit)	2,569	(16,591)	4,114
Net income (loss)	$33,512	$(7,639)	$34,726
Assets
Total segment	$2,149,356	$2,117,352	$1,591,392
Intersegment eliminations	(244,041)	(252,205)	(245,419)
Total assets	$1,905,315	$1,865,147	$1,345,973

Life Insurance:
Revenues:
Net premiums earned	$66,031	$53,379	$49,415
Investment income, net of investment expenses	70,026	73,977	76,898
Net realized investment gains	3,777	3,647	4,896
Other income	575	699	1,278
Total revenues before eliminations	$140,409	$131,702	$132,487
Intersegment eliminations	(448)	(651)	(315)
Total revenues	$139,961	$131,051	$132,172
Net income before income taxes:
Revenues	$140,409	$131,702	$132,487
Benefit, losses and expenses	130,135	119,712	112,810
Total net income before eliminations	$10,274	$11,990	$19,677
Intersegment eliminations	(281)	(475)	(134)
Income before income taxes	$9,993	$11,515	$19,543
Income tax expense	3,293	3,865	6,756
Net income	$6,700	$7,650	$12,787
Assets	$1,789,338	$1,753,777	$1,661,466
Consolidated Totals
Total revenues	$813,243	$705,008	$591,072
Total net income	$40,212	$11	$47,513
Total assets	$3,694,653	$3,618,924	$3,007,439

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Per Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2012
Total revenues	$193,699	$199,646	$206,581	$213,317	$813,243
Income (loss) before income taxes	24,876	19,177	10,020	(7,999)	46,074
Net income (loss)	$19,184	$14,716	$8,730	$(2,418)	$40,212
Basic earnings (loss) per share (1)	$0.75	$0.58	$0.34	$(0.10)	$1.58
Diluted earnings (loss) per share (1)	0.75	0.58	0.34	(0.10)	1.58
Year Ended December 31, 2011
Total revenues	$144,076	$181,804	$187,574	$191,554	$705,008
Income (loss) before income taxes	6,939	(30,996)	(10,474)	21,816	(12,715)
Net income (loss)	$5,810	$(17,914)	$(4,776)	$16,891	$11
Basic earnings (loss) per share (1)	$0.22	$(0.69)	$(0.19)	$0.66	$—
Diluted earnings (loss) per share (1)	0.22	(0.69)	(0.19)	0.66	—

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31
	2012		2011		2010
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$40,212	$40,212	$11	$11	$47,513	$47,513
Weighted-average common shares outstanding	25,447,918	25,447,918	25,878,535	25,878,535	26,318,214	26,318,214
Add dilutive effect of restricted stock awards	—	54,338	—	50,206	—	19,464
Add dilutive effect of stock options	—	2,270	—	30,108	—	—
Weighted-average common shares	25,447,918	25,504,526	25,878,535	25,958,849	26,318,214	26,337,678
Earnings per common share	$1.58	$1.58	$—	$—	$1.81	$1.80
Awards excluded from diluted calculation(1)	—	901,008	—	989,047	—	806,316

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2012, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $6,017, $5,232 and $4,506 for 2012, 2011 and 2010, respectively. Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expires in December 2014. The annual lease payments for this office space total approximately $2,105.
At December 31, 2012, our future minimum rental payments are as follows:

2013	$6,083
2014	5,519
2015	2,849
2016	1,762
2017	97
Thereafter	944
Total	$17,254

NOTE 14. DEBT
In the fourth quarter of 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100,000 unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swing line subfacility in the amount of up to $5,000.
During the term of this credit agreement, we have the right to increase the total credit facility from $100,000 up to $125,000 if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.
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
There was no outstanding balance on the credit facility at December 31, 2012. We incurred $780 in interest expense related to this credit facility in 2012. We were in compliance with all covenants of the credit agreement at December 31, 2012.
In connection with our acquisition of Mercer Insurance Group, we acquired three statutory trusts with outstanding issuances of trust preferred securities balances as of the acquisition date of $15,614. We redeemed each of the trusts and related issuances in full in 2012. We incurred $509 and $1,055 of interest expense related to these trust preferred securities for 2012 and 2011, respectively.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2012 and 2011, respectively. The goodwill is fully allocated to our property and casualty insurance segment.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2012	2011
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(2,380)	(1,743)
	$7,958	$8,595

Software	$3,260	$3,260
Accumulated amortization - software	(2,853)	(1,223)
	$407	$2,037

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(231)	(99)
	$1,747	$1,879

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(250)	(107)
	$36	$179

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$13,168	$15,710
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2013	$1,212
2014	769
2015	769
2016	769
2017	769

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (United Fire) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of United Fire's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in 2012 United Fire Group, Inc. changed its method of accounting for costs associated with acquiring or renewing insurance contracts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 4, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 4, 2013

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
As of December 31, 2012, United Fire Group, Inc.’s management assessed the effectiveness of internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, United Fire Group, Inc.’s management determined that effective internal control over financial reporting is maintained as of December 31, 2012, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2012. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.’s internal control over financial reporting as of December 31, 2012, is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Dated: March 4, 2013

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
United Fire Group, Inc.
We have audited United Fire Group, Inc.’s (United Fire) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Fire’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on United Fire’s internal control over financial reporting based on our audit.
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
In our opinion, United Fire Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of United Fire Group, Inc. and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 4, 2013

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES
The following table sets forth information as of December 31, 2012, concerning the following executive officers and other significant employees:

Name	Age	Position
Randy A. Ramlo (1)	51	President and Chief Executive Officer
Michael T. Wilkins (1)	49	Executive Vice President, Corporate Administration
Dianne M. Lyons (1)	49	Vice President and Chief Financial Officer
Brian S. Berta	48	Vice President, Great Lakes regional office
David E. Conner (1)	54	Vice President and Chief Claims Officer
Raymond E. Dudonis	56	Vice President, East Coast regional office
Barrie W. Ernst (1)	58	Vice President and Chief Investment Officer
Kevin W. Helbing	47	Controller
David L. Hellen	60	Vice President, Denver regional office
Joseph B. Johnson	60	Vice President, Gulf Coast regional office
David A. Lange	55	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	51	Treasurer
Scott A. Minkel	50	Vice President, Information Services
Dennis J. Richmann	48	Vice President, Fidelity and Surety
Neal R. Scharmer (1)	56	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley (1)	52	Vice President and Chief Operating Officer, United Life Insurance Company
Allen R. Sorensen	54	Vice President, Corporate Underwriting
Colleen R. Sova	57	Vice President, e-Solutions
Timothy G. Spain	60	Vice President, Human Resources
Edward E. Sullivan	56	Vice President, West Coast regional office
(1) Executive Officers
A brief description of the business experience of these officers follows.
Randy A. Ramlo became our President and Chief Executive Officer in May 2007. He previously served us as Chief Operating Officer from May 2006 until May 2007, as Executive Vice President from May 2004 until May 2007, and as Vice President, Fidelity and Surety, from November 2001 until May 2004. He also worked as an underwriting manager in our Great Lakes region. Mr. Ramlo began his employment with us as an underwriter in 1984.
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
Raymond E. Dudonis was appointed Vice President of our East Coast regional office in August 2011. Mr. Dudonis had been a member of the Mercer Insurance Group's management team since December of 2006, serving as an Assistant Vice President of Underwriting in its Pennington, New Jersey office at the time of the acquisition in March of 2011. Mr. Dudonis has over 31 years of experience in the insurance industry.
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
Joseph B. Johnson was named Vice President of our Gulf Coast regional office in May 2007, after having served as branch manager since August 2006. Mr. Johnson has over 26 years of experience in the insurance industry. From August 2001 until August 2006, he served as Vice President of insurance operations for Beacon Insurance Group in Wichita Falls, Texas.
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
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in May 2006. He joined us in 1995.
Michael J. Sheeley was appointed Vice President and Chief Operating Officer of our life insurance subsidiary, United Life Insurance Company, on March 8, 2011. Prior to assuming leadership of United Life Insurance Company, Mr. Sheeley served us as personal lines underwriting manager from 1991 to 2011. He has also served in various capacities including commercial underwriting and claims since joining us in 1985.

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
Edward E. Sullivan joined us as Vice President of our West Coast regional office in February 2012. Mr. Sullivan has over 25 years of experience in the insurance industry, most recently serving as Personal Lines Sales Manager for the Hartford in its Rancho Cordova, California office.
The information required by this Item regarding our directors and corporate governance matters is included under the captions “Board of Directors,” subheading “Corporate Governance” and “Proposal 1-Election of Directors,” in our 2013 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding our Code of Ethics is included under the caption “Board of Directors,” subheading “Corporate Governance,” subpart “Code of Ethics” in our 2013 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the captions “Executive Compensation” and “Report of the Compensation Committee” in our 2013 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption “Board of Directors,” subheading “Compensation Committee,” subpart “Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the caption “Transactions with Related Persons” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is included under the caption “Proposal Two - Ratification of the Appointment of Independent Registered Public Accounting Firm,” subheading “Information About Our Independent Registered Public Accounting Firm” in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2012 and 2011	75
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2012	76
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012	77
Consolidated Statements of Cash Flows for the three years ended December 31, 2012	78
Notes to Consolidated Financial Statements	80

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	132
Schedule III: Supplementary Insurance Information	133
Schedule IV: Reinsurance	134
Schedule V: Valuation and Qualifying Accounts	135
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	136
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2012	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$83,453	$84,749	$84,749
States, municipalities and political subdivisions	740,937	795,701	795,690
Foreign governments	208,763	220,539	220,539
Public utilities	232,550	247,726	247,726
All other bonds	1,402,434	1,470,438	1,470,423
Redeemable preferred stock	3,963	3,959	3,959
Total fixed maturities	$2,672,100	$2,823,112	$2,823,086
Equity securities
Common stocks
Public utilities	$7,231	$14,416	$14,416
Banks, trusts and insurance companies	15,701	68,492	68,492
Industrial, miscellaneous and all other	42,098	92,371	92,371
Nonredeemable preferred stocks	3,634	3,866	3,866
Total equity securities	$68,664	$179,145	$179,145
Mortgage loans on real estate	$4,633	$5,037	$4,633
Policy loans	6,671	6,671	6,671
Other long-term investments	30,028	30,028	30,028
Short-term investments	800	800	800
Total investments	$2,782,896	$3,044,793	$3,044,363

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs (3)	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2012
Property and casualty	$64,947	$971,911	$311,561	$629,411	$41,879	$439,137	$134,444	$63,620	$—	$655,331
Life, accident and health (1)	40,353	1,498,176	89	65,583	70,026	63,664	7,390	17,505	41,409	—
Total	$105,300	$2,470,087	$311,650	$694,994	$111,905	$502,801	$141,834	$81,125	$41,409	$655,331
Year Ended December 31, 2011
Property and casualty	$60,668	$945,051	$288,868	$533,771	$35,513	$407,831	$143,952	$46,404	$—	$551,923
Life, accident and health (1)	45,986	1,476,281	123	53,012	73,981	55,125	9,224	12,353	42,834	—
Total	$106,654	$2,421,332	$288,991	$586,783	$109,494	$462,956	$153,176	$58,757	$42,834	$551,923
Year Ended December 31, 2010
Property and casualty	$44,681	$603,090	$200,151	$420,373	$34,787	$289,437	$100,310	$30,313	$—	$414,908
Life, accident and health (1)	42,843	1,389,331	190	49,100	76,898	47,588	10,735	11,318	42,988	—
Total	$87,524	$1,992,421	$200,341	$469,473	$111,685	$337,025	$111,045	$41,631	$42,988	$414,908

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies. Please refer to the Measurement of Results section of Part II, Item 7, for further explanation of this measure.

(3)	2012 and 2011 include amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group, Inc. totaling $1,673 and $25,763, respectively.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2012
Life insurance in force	$5,206,065	$1,083,410	$22	$4,122,677
Premiums earned
Property and casualty insurance	$659,989	$47,467	$16,889	$629,411	2.68%
Life, accident and health insurance	68,204	2,621	—	65,583	—%
Total	$728,193	$50,088	$16,889	$694,994	2.43%
Year Ended December 31, 2011
Life insurance in force	$4,916,833	$974,556	$42	$3,942,319
Premiums earned
Property and casualty insurance	$564,506	$45,604	$14,869	$533,771	2.79%
Life, accident and health insurance	55,330	2,318	—	53,012	—%
Total	$619,836	$47,922	$14,869	$586,783	2.53%
Year Ended December 31, 2010
Life insurance in force	$4,804,095	$959,145	$72	$3,845,022
Premiums earned
Property and casualty insurance	$441,303	$32,598	$11,668	$420,373	2.78%
Life, accident and health insurance	51,222	2,123	1	49,100	—%
Total	$492,525	$34,721	$11,669	$469,473	2.49%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2012	$825	$41	$—	$866
Year Ended December 31, 2011	1,001	—	176	825
Year Ended December 31, 2010	688	313	—	1,001

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2012	$3,456	$—	$547	$2,909
Year Ended December 31, 2011	4,004	—	548	3,456
Year Ended December 31, 2010	5,647	—	1,643	4,004

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2012	$64,947	$971,911	$311,561	$629,411	$1,676	$41,879	$512,564	$(73,427)	$134,444	$395,788	$655,331
2011	$60,668	$945,051	$288,868	$533,771	$3,081	$35,513	$468,926	$(61,095)	$143,952	$399,828	$551,923
2010	$44,681	$603,090	$200,151	$420,373	$3,593	$34,787	$335,315	$(45,878)	$100,310	$297,638	$414,908

(1)	2012 and 2011 include amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group, Inc. totaling $1,673 and $25,763, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	3/4/2013

By:	/s/ Dianne M. Lyons
Dianne M. Lyons, Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	3/4/2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John P. Besong
	Jack B. Evans, Chairman and Director		John P. Besong, Director

Date	3/4/2013	Date	3/4/2013

By	/s/ Scott L. Carlton	By:	/s/ Christopher R. Drahozal

	Scott L. Carlton, Director		Christopher R. Drahozal, Director

Date	3/4/2013	Date	3/4/2013

By	/s/ Douglas M. Hultquist	By	/s/ Casey D. Mahon

	Douglas M. Hultquist, Director		Casey D. Mahon, Director

Date	3/4/2013	Date	3/4/2013

By	/s/ George D. Milligan	By	/s/ James W. Noyce

	George D. Milligan, Director		James W. Noyce, Director

Date	3/4/2013	Date	3/4/2013

By	/s/ Michael W. Phillips	By	/s/ Mary K. Quass

	Michael W. Phillips, Director		Mary K. Quass, Director

Date	3/4/2013	Date	3/4/2013

By	/s/ John A. Rife	By	/s/ Kyle D. Skogman

	John A. Rife, Vice Chairman and Director		Kyle D. Skogman, Director

Date	3/4/2013	Date	3/4/2013

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Reorganization among United Fire & Casualty Company, United Fire Group, Inc. and UFC MergeCo, Inc.		8-K		2.1	5/25/2011
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Bylaws of United Fire Group, Inc.		S-4		Annex II	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		S-8		4.1	11/23/2005
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan (Amended February 24, 2012)	X
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	Form of Non-qualified Employee Stock Option Agreement under the 2008 Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Option Issued Pursuant to the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	2008 Stock Plan		8-K		99.1	5/22/2008
10.9	*	Form of Stock Award Agreement under 2008 Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under 2008 Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under 2008 Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13		Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/23/2011
10.14		First Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	1/27/2012
10.15	*	Form of Restricted Stock Agreement under 2005 Nonqualified Non-employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.16	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.17		Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.18		Second Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/21/2012
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
12	Statement Re Computation of Ratios	X
21	Subsidiaries of the Registrant	X
14.0	Code of Ethics		8-K/A		14.1	1/31/2013
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3	Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

X
*Indicates a management contract or compensatory plan or arrangement.