Form 10-Q
period 2013-03-31
UNITED FIRE GROUP INC
filed 2013-05-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

As of May 6, 2013, 25,281,042 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2013

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $1,668 in 2013 and $1,681 in 2012)	$1,638	$1,655
Available-for-sale, at fair value (amortized cost $2,666,902 in 2013 and $2,657,800 in 2012)	2,807,582	2,808,078
Trading securities, at fair value (amortized cost $12,470 in 2013 and $12,645 in 2012)	13,738	13,353
Equity securities
Available-for-sale, at fair value (cost $67,464 in 2013 and $66,892 in 2012)	195,677	177,127
Trading securities, at fair value (cost $1,772 in 2013 and $1,772 in 2012)	2,131	2,018
Mortgage loans	4,581	4,633
Policy loans	6,566	6,671
Other long-term investments	30,646	30,028
Short-term investments	800	800
	3,063,359	3,044,363
Cash and cash equivalents	101,948	107,466
Accrued investment income	30,079	30,375
Premiums receivable (net of allowance for doubtful accounts of $888 in 2013 and $866 in 2012)	207,920	188,289
Deferred policy acquisition costs	113,088	105,300
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,060 in 2013 and $34,093 in 2012)	42,328	43,090
Reinsurance receivables and recoverables	120,140	114,399
Prepaid reinsurance premiums	3,218	2,963
Income taxes receivable	2,386	16,536
Goodwill and intangible assets	27,624	28,259
Other assets	12,600	13,613
TOTAL ASSETS	$3,724,690	$3,694,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$971,239	$971,911
Life insurance	1,484,362	1,498,176
Unearned premiums	326,320	311,650
Accrued expenses and other liabilities	157,801	164,111
Deferred income taxes	26,826	19,628
TOTAL LIABILITIES	$2,966,548	$2,965,476
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,266,295 and 25,227,463 shares issued and outstanding in 2013 and 2012, respectively	$25	$25
Additional paid-in capital	209,472	208,536
Retained earnings	444,035	425,428
Accumulated other comprehensive income, net of tax	104,610	95,188
TOTAL STOCKHOLDERS’ EQUITY	$758,142	$729,177
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,724,690	$3,694,653
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2013	2012

Revenues
Net premiums earned	$176,817	$161,503
Investment income, net of investment expenses	26,464	29,146
Net realized investment gains
Other-than-temporary impairment charges	—	—
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $1,909 in 2013; and $2,794 in 2012; previously included in accumulated other comprehensive income)	1,909	2,794
Total net realized investment gains	1,909	2,794
Other income	115	256
Total revenues	$205,305	$193,699
Benefits, Losses and Expenses
Losses and loss settlement expenses	$97,470	$91,484
Future policy benefits	8,236	10,138
Amortization of deferred policy acquisition costs	38,081	34,551
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,242 in 2013; and $643 in 2012; previously included in accumulated other comprehensive income)	22,348	21,994
Interest on policyholders’ accounts	9,320	10,656
Total benefits, losses and expenses	$175,455	$168,823
Income before income taxes	$29,850	$24,876
Federal income tax expense (includes reclassifications of $234 in 2013; and $752 in 2012; previously included in accumulated other comprehensive income)	7,457	5,692
Net income	$22,393	$19,184
Other comprehensive income
Change in net unrealized appreciation on investments	$15,161	$13,603
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income, before tax and reclassification adjustments	$15,161	$13,603
Income tax effect	(5,306)	(4,761)
Other comprehensive income, after tax, before reclassification adjustments	$9,855	$8,842
Reclassification adjustment for net realized gains included in income	$(1,909)	$(2,794)
Reclassification adjustment for employee benefit costs included in expense	1,242	643
Total reclassification adjustments, before tax	$(667)	$(2,151)
Income tax effect	234	752
Total reclassification adjustments, after tax	$(433)	$(1,399)
Comprehensive income	$31,815	$26,627

Weighted average common shares outstanding	25,245,497	25,505,962
Basic earnings per common share	$0.89	$0.75
Diluted earnings per common share	0.88	0.75
Cash dividends declared per common share	0.15	0.15
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Per Share Data)	Three Months Ended March 31, 2013

Common stock
Balance, beginning of year	$25
Shares issued for stock-based awards (38,832 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$208,536
Compensation expense and related tax benefit for stock-based award grants	333
Shares issued for stock-based awards	603
Balance, end of period	$209,472

Retained earnings
Balance, beginning of year	$425,428
Net income	22,393
Dividends on common stock ($0.15 per share)	(3,786)
Balance, end of period	$444,035

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$95,188
Change in net unrealized investment appreciation (1)	8,614
Change in liability for underfunded employee benefit plans(2)	808
Balance, end of period	$104,610

Summary of changes
Balance, beginning of year	$729,177
Net income	22,393
All other changes in stockholders’ equity accounts	6,572
Balance, end of period	$758,142

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$22,393	$19,184
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,981	3,520
Depreciation and amortization	1,785	2,285
Stock-based compensation expense	411	396
Net realized investment gains	(1,909)	(2,794)
Net cash flows from trading investments	46	(1,343)
Deferred income tax expense	460	5,011
Changes in:
Accrued investment income	296	(344)
Premiums receivable	(19,631)	(14,560)
Deferred policy acquisition costs	(2,917)	1,526
Reinsurance receivables	(5,741)	(23,199)
Prepaid reinsurance premiums	(255)	2,650
Income taxes receivable	14,150	3,926
Other assets	1,013	2,691
Future policy benefits and losses, claims and loss settlement expenses	6,364	20,596
Unearned premiums	14,670	15,228
Accrued expenses and other liabilities	(5,068)	5,721
Deferred income taxes	1,665	(3,409)
Other, net	31	(1,200)
Total adjustments	$9,351	$16,701
Net cash provided by operating activities	$31,744	$35,885
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$2,810	$3,000
Proceeds from call and maturity of held-to-maturity investments	19	75
Proceeds from call and maturity of available-for-sale investments	127,514	149,285
Proceeds from short-term and other investments	407	2,590
Purchase of available-for-sale investments	(142,615)	(252,345)
Purchase of short-term and other investments	(900)	(2,950)
Net purchases and sales of property and equipment	(386)	(893)
Net cash used in investing activities	$(13,151)	$(101,238)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$25,369	$40,390
Withdrawals from investment and universal life contracts	(46,219)	(33,743)
Repayment of trust preferred securities	—	(8,047)
Payment of cash dividends	(3,786)	(3,826)
Issuance of common stock	603	43
Tax impact from issuance of common stock	(78)	9
Net cash used in financing activities	$(24,111)	$(5,174)
Net Change in Cash and Cash Equivalents	$(5,518)	$(70,527)
Cash and Cash Equivalents at Beginning of Period	107,466	144,527
Cash and Cash Equivalents at End of Period	$101,948	$74,000
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("United Fire", "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states, plus the District of Columbia, and as a life insurer in 36 states.
Basis of Presentation
We maintain our records in conformity with the accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled. To the extent that certain of these practices differ from U.S. generally accepted accounting principles ("GAAP"), we have made adjustments to present the accompanying unaudited Consolidated Financial Statements in conformity with GAAP. Certain financial information that is included in our Annual Report on Form 10-K, including certain financial statement footnote disclosures, are not required by the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and have been condensed or omitted.
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
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. The review report of Ernst & Young LLP as of and for the three-month period ended March 31, 2013, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.

For the three-month periods ended March 31, 2013 and 2012, we made payments for income taxes totaling $5 and $151, respectively. We received a tax refund of $8,744 during the three months ended March 31, 2013. We received no tax refunds during the three months ended March 31, 2012.
For the three-month period ended March 31, 2013, we made no interest payments. For the three-month period ended March 31, 2012, we made interest payments totaling $492. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2013.

	Property & Casualty	Life Insurance	Total
Recorded asset at beginning of period	$64,947	$40,353	$105,300
Underwriting costs deferred	39,835	1,163	40,998
Amortization of deferred policy acquisition costs	(36,355)	(1,726)	(38,081)
Ending unamortized deferred policy acquisition costs	$68,427	$39,790	$108,217
Change in "shadow" deferred policy acquisition costs	—	4,871	4,871
Recorded asset at end of period	$68,427	$44,661	$113,088

Property and casualty policy acquisition costs are deferred and amortized as premium revenue is recognized. The accounting method we follow in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses to be incurred and certain other costs expected to be incurred as the premium is earned.

For traditional life insurance policies, DAC is amortized to income over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. For non-traditional policies, DAC is amortized over the anticipated terms in proportion to the ratio of the expected annual gross profits to the total expected gross profits. Expected premium revenue and gross profits are based on the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $33,824 and $38,695 at March 31, 2013 and December 31, 2012, respectively.
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

We reported a federal income tax expense of $7,457 and $5,692 for the three-month periods ended March 31, 2013 and 2012, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We did not recognize any liability for unrecognized tax benefits at March 31, 2013 or December 31, 2012. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting an examination of our income tax return for the 2011 tax year.
Recently Issued Accounting Standards
Adopted Accounting Standards

Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance (Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income). The new guidance requires significant items that are reclassified out of accumulated other comprehensive income ("AOCI") to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance is effective for annual and interim periods beginning after December 15, 2012. The Company adopted the new guidance effective January 1, 2013. The adoption of the new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.
Adopted Accounting Standards in 2012

Comprehensive Income

In June and December 2011, the FASB issued guidance (ASU 2011-05, Presentation of Comprehensive Income and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted the new guidance in the first quarter of 2012 by electing to report comprehensive income in a single continuous statement as shown in the accompanying Consolidated Statements of Income and Comprehensive Income. The adoption of the new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance (ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")) that changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRS. The guidance also requires additional disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. The Company adopted the updated guidance on a prospective basis effective

January 1, 2012, and has provided the additional disclosures required in "Note 3 Fair Value of Financial Instruments". The adoption of the new guidance did not have any impact on the Company's financial position or results of operations.
Indefinite-Lived Intangible Assets
In July 2012, the FASB issued guidance (ASU 2012-02, Intangibles - Goodwill and Other) for the testing of indefinite-lived intangible assets for impairment. The new guidance provides an option to perform a qualitative approach to test indefinite-lived intangible assets for impairment. If an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. However, if an entity concludes otherwise, then the entity is not required to take further action. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company early adopted the updated guidance for purposes of the impairment test performed for 2012. The adoption of the new guidance did not have any impact on the Company's financial position or results of operations.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2013 and December 31, 2012, is as follows:

March 31, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,187	$18	$—	$1,205
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	242	12	—	254
Collateralized mortgage obligations	9	—	—	9
Total Held-to-Maturity Fixed Maturities	$1,638	$30	$—	$1,668
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$36,845	$845	$4	$37,686
U.S. government agency	84,527	440	243	84,724
States, municipalities and political subdivisions	731,004	52,291	1,662	781,633
Foreign bonds	200,286	11,035	31	211,290
Public utilities	231,379	14,804	7	246,176
Corporate bonds
Energy	167,556	8,717	—	176,273
Industrials	260,157	13,345	101	273,401
Consumer goods and services	190,279	9,015	99	199,195
Health care	106,528	6,151	133	112,546
Technology, media and telecommunications	122,922	5,792	701	128,013
Financial services	252,334	14,759	377	266,716
Mortgage-backed securities	24,808	756	26	25,538
Collateralized mortgage obligations	253,855	7,130	1,450	259,535
Asset-backed securities	4,044	430	—	4,474
Redeemable preferred stocks	378	4	—	382
Total Available-for-Sale Fixed Maturities	$2,666,902	$145,514	$4,834	$2,807,582
Equity securities
Common stocks
Public utilities	$7,231	$9,119	$49	$16,301
Energy	5,094	7,552	—	12,646
Industrials	13,015	22,253	124	35,144
Consumer goods and services	10,394	11,509	42	21,861
Health care	7,920	13,045	25	20,940
Technology, media and telecommunications	6,204	6,255	80	12,379
Financial services	15,681	58,902	103	74,480
Nonredeemable preferred stocks	1,925	21	20	1,926
Total Available-for-Sale Equity Securities	$67,464	$128,656	$443	$195,677
Total Available-for-Sale Securities	$2,734,366	$274,170	$5,277	$3,003,259

December 31, 2012
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,185	$11	$—	$1,196
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	256	15	—	271
Collateralized mortgage obligations	14	—	—	14
Total Held-to-Maturity Fixed Maturities	$1,655	$26	$—	$1,681
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$37,887	$939	$5	$38,821
U.S. government agency	45,566	429	67	45,928
States, municipalities and political subdivisions	739,752	55,572	819	794,505
Foreign bonds	207,359	11,863	62	219,160
Public utilities	232,550	15,208	32	247,726
Corporate bonds
Energy	169,973	9,758	—	179,731
Industrials	280,185	13,690	212	293,663
Consumer goods and services	193,313	9,813	151	202,975
Health care	115,654	7,111	80	122,685
Technology, media and telecommunications	123,660	6,909	198	130,371
Financial services	271,061	13,858	1,059	283,860
Mortgage-backed securities	27,940	888	21	28,807
Collateralized mortgage obligations	208,042	7,702	1,160	214,584
Asset-backed securities	4,480	406	—	4,886
Redeemable preferred stocks	378	—	2	376
Total Available-for-Sale Fixed Maturities	$2,657,800	$154,146	$3,868	$2,808,078
Equity securities
Common stocks
Public utilities	$7,231	$7,268	$83	$14,416
Energy	5,094	6,903	—	11,997
Industrials	13,031	19,827	174	32,684
Consumer goods and services	10,394	8,535	50	18,879
Health care	7,920	10,286	125	18,081
Technology, media and telecommunications	5,367	5,155	95	10,427
Financial services	15,701	52,936	145	68,492
Nonredeemable preferred stocks	2,154	25	28	2,151
Total Available-for-Sale Equity Securities	$66,892	$110,935	$700	$177,127
Total Available-for-Sale Securities	$2,724,692	$265,081	$4,568	$2,985,205

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at March 31, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$594	$597	$275,551	$281,662	$2,838	$2,803
Due after one year through five years	793	808	1,005,859	1,067,382	6,439	7,374
Due after five years through 10 years	—	—	860,281	921,673	508	533
Due after 10 years	—	—	242,504	247,318	2,685	3,028
Asset-backed securities	—	—	4,044	4,474	—	—
Mortgage-backed securities	242	254	24,808	25,538	—	—
Collateralized mortgage obligations	9	9	253,855	259,535	—	—
	$1,638	$1,668	$2,666,902	$2,807,582	$12,470	$13,738
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. The following table is a summary of net realized investment gains (losses).

	Three Months Ended March 31,
	2013	2012
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$720	$1,531
Trading securities
Change in fair value	560	191
Sales	—	371
Equity securities
Available-for-sale	516	701
Trading securities
Change in fair value	113	—
Total net realized investment gains	$1,909	$2,794
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds from sales	$2,810	$3,000
Gross realized gains	142	470
Gross realized losses	—	(25)
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2013 and 2012.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $15,869 and $15,371 at March 31, 2013 and December 31, 2012, respectively.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017 to make capital contributions upon request of the partnership. Our obligation was $4,200 at March 31, 2013.
Unrealized Appreciation
The following table is a summary of changes in net unrealized investment appreciation during the reporting period.

	Three Months Ended March 31,
	2013	2012
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(9,598)	$(4,401)
Equity securities	17,978	15,106
Deferred policy acquisition costs	4,871	104
Income tax effect	(4,637)	(3,784)
Total change in net unrealized investment appreciation, net of tax	$8,614	$7,025
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2013, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at March 31, 2013. Our largest unrealized loss greater than 12 months on an individual security at March 31, 2013 was $212. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

March 31, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	2	$1,717	$4	—	$—	$—	$1,717	$4
U.S. government agency	14	45,452	243	—	—	—	45,452	243
States, municipalities and political subdivisions	82	83,557	1,662	—	—	—	83,557	1,662
Foreign bonds	1	3,327	31	—	—	—	3,327	31
Public utilities	2	3,277	7	—	—	—	3,277	7
Corporate bonds
Industrials	2	6,069	101	—	—	—	6,069	101
Consumer goods and services	1	2,344	11	6	3,301	88	5,645	99
Health care	3	7,336	133	—	—	—	7,336	133
Technology, media and telecommunications	5	18,271	701	—	—	—	18,271	701
Financial services	2	3,883	4	3	11,139	373	15,022	377
Mortgage-backed securities	7	4,244	25	2	22	1	4,266	26
Collateralized mortgage obligations	46	109,284	1,318	1	21	132	109,305	1,450
Total Available-for-Sale Fixed Maturities	167	$288,761	$4,240	12	$14,483	$594	$303,244	$4,834
Equity securities
Common stocks
Public utilities	3	$259	$49	—	$—	$—	$259	$49
Industrials	1	278	36	7	529	88	807	124
Consumer goods and services	4	243	25	3	62	17	305	42
Health care	1	33	1	1	470	24	503	25
Technology, media and telecommunications	5	299	16	5	197	64	496	80
Financial services	1	47	19	5	538	84	585	103
Nonredeemable preferred stocks	—	—	—	2	1,211	20	1,211	20
Total Available-for-Sale Equity Securities	15	$1,159	$146	23	$3,007	$297	$4,166	$443
Total Available-for-Sale Securities	182	$289,920	$4,386	35	$17,490	$891	$307,410	$5,277

December 31, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	2	$1,724	$5	—	$—	$—	$1,724	$5
U.S. government agency	5	17,654	67	—	—	—	17,654	67
States, municipalities and political subdivisions	31	41,775	819	—	—	—	41,775	819
Foreign bonds	1	3,323	48	1	558	14	3,881	62
Public utilities	2	3,155	32	—	—	—	3,155	32
Corporate bonds
Industrials	4	12,194	109	1	2,897	103	15,091	212
Consumer goods and services	—	—	—	7	4,606	151	4,606	151
Health care	3	7,416	80	—	—	—	7,416	80
Technology, media and telecommunications	5	13,402	198	—	—	—	13,402	198
Financial services	2	1,005	1	24	24,693	1,058	25,698	1,059
Mortgage-backed securities	7	4,472	21	—	—	—	4,472	21
Collateralized mortgage obligations	27	74,702	1,004	1	29	156	74,731	1,160
Redeemable preferred stocks	2	376	2	—	—	—	376	2
Total Available-for-Sale Fixed Maturities	91	$181,198	$2,386	34	$32,783	$1,482	$213,981	$3,868
Equity securities
Common stocks
Public utilities	3	$225	$83	—	$—	$—	$225	$83
Industrials	4	482	52	9	621	122	1,103	174
Consumer goods and services	2	280	19	4	372	31	652	50
Health care	1	31	2	3	896	123	927	125
Technology, media and telecommunications	5	241	7	7	581	88	822	95
Financial services	1	47	19	7	1,109	126	1,156	145
Nonredeemable preferred stocks	—	—	—	2	1,203	28	1,203	28
Total Available-for-Sale Equity Securities	16	$1,306	$182	32	$4,782	$518	$6,088	$700
Total Available-for-Sale Securities	107	$182,504	$2,568	66	$37,565	$2,000	$220,069	$4,568

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
Our other long-term investments consist primarily of our interests in limited liability partnerships that are valued by various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent fair value.
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

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$1,668	$1,638	$1,681	$1,655
Available-for-sale securities	2,807,582	2,807,582	2,808,078	2,808,078
Trading securities	13,738	13,738	13,353	13,353
Equity securities:
Available-for-sale securities	195,677	195,677	177,127	177,127
Trading securities	2,131	2,131	2,018	2,018
Mortgage loans	4,800	4,581	5,037	4,633
Policy loans	6,566	6,566	6,671	6,671
Other long-term investments	30,646	30,646	30,028	30,028
Short-term investments	800	800	800	800
Cash and cash equivalents	101,948	101,948	107,466	107,466
Accrued investment income	30,079	30,079	30,375	30,375
Liabilities
Policy reserves
Annuity (accumulations) (1)	$1,022,644	$963,017	$1,043,866	$983,579
Annuity (benefit payments)	139,757	93,170	139,213	93,701
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2013 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012:

		Fair Value Measurements
Description	March 31, 2013	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$37,686	$—	$37,686	$—
U.S. government agency	84,724	—	84,724	—
States, municipalities and political subdivisions	781,633	—	780,758	875
Foreign bonds	211,290	—	210,669	621
Public utilities	246,176	—	246,176	—
Corporate bonds
Energy	176,273	—	176,273	—
Industrials	273,401	—	270,210	3,191
Consumer goods and services	199,195	—	197,632	1,563
Health care	112,546	—	112,546	—
Technology, media and telecommunications	128,013	—	128,013	—
Financial services	266,716	—	253,385	13,331
Mortgage-backed securities	25,538	—	25,538	—
Collateralized mortgage obligations	259,535	—	259,535	—
Asset-backed securities	4,474	—	2,033	2,441
Redeemable preferred stocks	382	382	—	—
Total Available-for-Sale Fixed Maturities	$2,807,582	$382	$2,785,178	$22,022
Equity securities
Common stocks
Public utilities	$16,301	$16,301	$—	$—
Energy	12,646	12,646	—	—
Industrials	35,144	35,120	24	—
Consumer goods and services	21,861	21,861	—	—
Health care	20,940	20,940	—	—
Technology, media and telecommunications	12,379	12,379	—	—
Financial services	74,480	70,785	59	3,636
Nonredeemable preferred stocks	1,926	1,926	—	—
Total Available-for-Sale Equity Securities	$195,677	$191,958	$83	$3,636
Total Available-for-Sale Securities	$3,003,259	$192,340	$2,785,261	$25,658
TRADING
Bonds
Foreign bonds	$1,304	$—	$1,304	$—
Corporate bonds
Industrials	1,227	—	1,227	—
Consumer goods and services	1,572	—	1,572	—

Health care	1,628	—	1,628	—
Technology, media and telecommunications	2,765	—	2,765	—
Financial services	1,542	—	1,542	—
Redeemable preferred stocks	3,700	3,700	—	—
Equity securities - health care	327	327	—	—
Nonredeemable preferred stocks	1,804	1,804	—	—
Total Trading Securities	$15,869	$5,831	$10,038	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$52,271	$52,271	$—	$—
Total Assets Measured at Fair Value	$3,072,199	$251,242	$2,795,299	$25,658

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$38,821	$—	$38,821	$—
U.S. government agency	45,928	—	45,928	—
States, municipalities and political subdivisions	794,505	—	793,755	750
Foreign bonds	219,160	—	218,602	558
Public utilities	247,726	—	247,726	—
Corporate bonds
Energy	179,731	—	179,731	—
Industrials	293,663	—	290,766	2,897
Consumer goods and services	202,975	—	201,633	1,342
Health care	122,685	—	122,685	—
Technology, media and telecommunications	130,371	—	130,371	—
Financial services	283,860	—	271,991	11,869
Mortgage-backed securities	28,807	—	28,807	—
Collateralized mortgage obligations	214,584	—	214,584	—
Asset-backed securities	4,886	—	2,398	2,488
Redeemable preferred stocks	376	376	—	—
Total Available-for-Sale Fixed Maturities	$2,808,078	$376	$2,787,798	$19,904
Equity securities
Common stocks
Public utilities	$14,416	$14,416	$—	$—
Energy	11,997	11,997	—	—
Industrials	32,684	32,658	26	—
Consumer goods and services	18,879	18,879	—	—
Health care	18,081	18,081	—	—
Technology, media and telecommunications	10,427	10,427	—	—
Financial services	68,492	64,800	56	3,636
Nonredeemable preferred stocks	2,151	1,906	245	—
Total Available-for-Sale Equity Securities	$177,127	$173,164	$327	$3,636
Total Available-for-Sale Securities	$2,985,205	$173,540	$2,788,125	$23,540
TRADING
Bonds
Foreign bonds	$1,379	$—	$1,379	$—
Corporate bonds
Industrials	1,299	—	1,299	—
Consumer goods and services	1,532	—	1,532	—
Health care	1,824	—	1,824	—
Technology, media and telecommunications	2,250	—	2,250	—

Financial services	1,486	—	1,486	—
Redeemable preferred stocks	3,583	3,583	—	—
Equity securities - health care	303	303	—	—
Nonredeemable preferred stocks	1,715	1,715	—	—
Total Trading Securities	$15,371	$5,601	$9,770	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$45,613	$45,613	$—	$—
Total Assets Measured at Fair Value	$3,046,989	$225,554	$2,797,895	$23,540

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
For the three-month period ended March 31, 2013, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases, which were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If we cannot obtain pricing from these sources, which occurs on a limited basis, management will perform an analysis of the contractual cash flows of the underlying security to estimate fair value.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2013:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at December 31, 2012	$750	$558	$16,108	$2,488	$3,636	$23,540
Unrealized gains(1)	125	63	2,249	46	—	2,483
Disposals	—	—	(272)	(93)	—	(365)
Balance at March 31, 2013	$875	$621	$18,085	$2,441	$3,636	$25,658
(1) Realized gains are recorded as a component of earnings whereas unrealized gains are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$1,282	$791	$753	$496
Interest cost	1,262	1,190	424	398
Expected return on plan assets	(1,336)	(1,322)	—	—
Amortization of prior service cost	—	3	—	(8)
Amortization of net loss	1,106	592	136	56
Net periodic benefit cost	$2,314	$1,254	$1,313	$942

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we expected to contribute $7,000 to the pension plan for the 2013 plan year. For the three-month period ended March 31, 2013, we contributed $1,750 to the pension plan. We anticipate that the total contribution for the 2013 plan year will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 337,509 authorized shares available for future issuance at March 31, 2013. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2013	Inception to Date
Beginning balance	568,746	1,900,000
Number of awards granted	(237,737)	(1,681,561)
Number of awards forfeited or expired	6,500	119,070
Ending balance	337,509	337,509
Number of option awards exercised	27,050	253,892
Number of unrestricted stock awards granted	—	3,620
Number of restricted stock awards vested	—	—

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted and unrestricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At March 31, 2013, we had 130,012 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2013	Inception to Date
Beginning balance	130,012	300,000
Number of awards granted	—	(175,991)
Number of awards forfeited or expired	—	6,003
Ending balance	130,012	130,012
Number of option awards exercised	2,182	2,182

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2013 and 2012, we recognized stock-based compensation expense of $411 and $396, respectively.

As of March 31, 2013, we had $4,349 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2013 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2013	$1,049
2014	1,237
2015	1,025
2016	578
2017	411
2018	49
Total	$4,349

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

We evaluate the two segments on the basis of both statutory accounting practices prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables for the three-month periods ended March 31, 2013 and 2012 have been reconciled to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2013
Net premiums earned	$162,701	$14,239	$176,940
Investment income, net of investment expenses	10,421	15,979	26,400
Net realized investment gains	1,029	880	1,909
Other income	12	103	115
Total reportable segment	$174,163	$31,201	$205,364
Intersegment eliminations	64	(123)	(59)
Total revenues	$174,227	$31,078	$205,305
Net income	$20,730	$1,663	$22,393
Assets	$1,941,227	$1,783,463	$3,724,690
Invested assets	$1,378,188	$1,685,171	$3,063,359
Three Months Ended March 31, 2012
Net premiums earned	$146,756	$14,858	$161,614
Investment income, net of investment expenses	10,678	18,508	29,186
Net realized investment gains	1,133	1,614	2,747
Other income	100	156	256
Total reportable segment	$158,667	$35,136	$193,803
Intersegment eliminations	7	(111)	(104)
Total revenues	$158,674	$35,025	$193,699
Net income	$16,636	$2,548	$19,184
Assets	$1,901,748	$1,785,427	$3,687,175
Invested assets	$1,325,793	$1,696,391	$3,022,184

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In Thousands Except Per Share Data)	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$22,393	$22,393	$19,184	$19,184
Weighted-average common shares outstanding	25,245,497	25,245,497	25,505,962	25,505,962
Add dilutive effect of restricted stock awards	—	79,787	—	50,206
Add dilutive effect of stock options	—	15,385	—	16,373
Weighted-average common shares for EPS calculation	25,245,497	25,340,669	25,505,962	25,572,541
Earnings per common share	$0.89	$0.88	$0.75	$0.75
Awards excluded from diluted EPS calculation(1)	—	643,066	—	1,085,547

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. DEBT
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. The four-year credit agreement provides for a $100,000 unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swing line subfacility of up to $5,000.
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
There was no outstanding balance on the credit facility at March 31, 2013. The outstanding balance on the line of credit was $45,000 at March 31, 2012 at an interest rate of 2.0 percent. For the three-month period ended March 31, 2013, we did not incur any interest expense related to this credit facility. For the three-month period ended March 31, 2012, we incurred $341 in interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at March 31, 2013.
In connection with our acquisition of Mercer Insurance Group, we acquired three statutory trusts with outstanding issuances of trust preferred securities with a balance as of the acquisition date of $15,614. We redeemed two of the issuances totaling $8,035 during the three-month period ended March 31, 2012 and the remaining issuance in full in April 2012. We incurred $151 of interest expense related to these trust preferred securities for the three-month period ended March 31, 2012.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The after-tax components of our accumulated other comprehensive income (loss) are as follows:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2013	$144,096	$(48,908)	$95,188
Change in accumulated other comprehensive income before reclassifications	9,855	—	9,855
Reclassification adjustments from accumulated other comprehensive income	(1,241)	808	(433)
Balance as of March 31, 2013	$152,710	$(48,100)	$104,610

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of March 31, 2013, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2013 and 2012, the consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2013. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated March 4, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
May 8, 2013

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part 1, Item 1 "Financial Statements."

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. See Part I Item 1A "Risk Factors" in the 2012 Annual Report on Form 10-K and Part II Item 1A, "Risk Factors" of this document, for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

INTRODUCTION

The purpose of the Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2012. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("United Fire", "Registrant", the "Company", "we", "us", "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 36 states and is represented by more than 900 independent agencies.

Segments

We operate two business segments, each with a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, surety bonds and assumed insurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life) insurance products.

We manage these business segments separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

For the three-month period ended March 31, 2013, property and casualty insurance business accounted for approximately 90.0 percent of our net premiums earned, of which 90.3 percent was generated from commercial lines. Life insurance business accounted for approximately 10.0 percent of our net premiums earned, of which 73.3 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries, with the exception of Texas General Indemnity Company, which is in runoff, are members of an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2013, approximately 50.0 percent of our property and casualty premiums were written in Iowa, Texas, California, New Jersey, and Missouri; approximately 78.0 percent of our life insurance premiums were written in Iowa, Minnesota, Wisconsin, Illinois, and Nebraska.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2013	2012	%
Revenues
Net premiums earned	$176,817	$161,503	9.5%
Investment income, net of investment expenses	26,464	29,146	(9.2)
Net realized investment gains	1,909	2,794	(31.7)
Other income	115	256	(55.1)
Total revenues	$205,305	$193,699	6.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$97,470	$91,484	6.5%
Future policy benefits	8,236	10,138	(18.8)
Amortization of deferred policy acquisition costs	38,081	34,551	10.2
Other underwriting expenses	22,348	21,994	1.6
Interest on policyholders' accounts	9,320	10,656	(12.5)
Total benefits, losses and expenses	$175,455	$168,823	3.9%

Income before income taxes	$29,850	$24,876	20.0%
Federal income tax expense	7,457	5,692	31.0
Net income	$22,393	$19,184	16.7%

The following is a summary of our financial performance for the three-month periods ended March 31, 2013 and 2012:

Consolidated Results of Operations

For the three-month period ended March 31, 2013, net income was $22.4 million compared to $19.2 million for the same period of 2012, driven primarily by growth in property and casualty premium revenue. Consolidated net premiums earned increased to $176.8 million, compared to $161.5 million for the same period of 2012. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines, growth in premium audit collections, and new business writings.

Losses and loss settlement expenses increased by $6.0 million during the first quarter of 2013 compared to the first quarter of 2012, primarily due to the overall growth in our business, partially offset by a decrease in catastrophe loss experience. Pre-tax catastrophe losses totaled $4.5 million compared to $14.1 million in the first quarter of 2012, which was impacted by losses from severe storms in the Midwest.

Consolidated Financial Condition

At March 31, 2013, the book value per share of our common stock was $30.01. We did not repurchase any shares of our common stock in the three-month period ended March 31, 2013. Under our share repurchase program, which expires in August 2014, we are authorized to repurchase an additional 1,129,720 shares of our common stock.

Net unrealized investment gains totaled $152.7 million as of March 31, 2013, an increase of $8.6 million, net of tax, or 6.0 percent, since December 31, 2012. The increase in net unrealized gains resulted from an increase in the fair value of our equity portfolios, offset slightly by a decrease in our fixed maturity portfolios.

Our stockholders' equity increased to $758.1 million at March 31, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $22.4 million and net unrealized investment gains of $8.6 million, net of tax, which was partially offset by stockholder dividends of $3.8 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net premiums written (1)	$177,119	$164,633
Net premiums earned	$162,701	$146,756
Losses and loss settlement expenses	(92,093)	(87,310)
Amortization of deferred policy acquisition costs	(36,355)	(32,413)
Other underwriting expenses	(18,415)	(17,868)
Underwriting gain (1)	$15,838	$9,165

Investment income, net of investment expenses	10,485	10,638
Net realized investment gains	1,029	1,180
Other income	12	100
Income before income taxes	$27,364	$21,083

GAAP Ratios:
Net loss ratio	53.8%	49.9%
Catastrophes - effect on net loss ratio	2.8	9.6
Net loss ratio	56.6%	59.5%
Expense ratio (2)	33.7	34.3
Combined ratio	90.3%	93.8%
(1) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
(2) Includes policyholder dividends.

For the three months ended March 31, 2013, our property and casualty segment reported income before taxes of $27.4 million or an increase of $6.3 million compared to the same period in 2012, primarily due to an increase in the underwriting gain.

The property and casualty insurance segment experienced $23.7 million of favorable development in our net reserves for prior accident years during the three months ended March 31, 2013. These results are consistent with results from first quarter 2012. Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. In the first quarter 2013, our total reserves remained relatively flat and within our actuarial estimates.

The net loss ratio, a component of the combined ratio, decreased by 2.9 percentage points to 53.8 percentage points in the three-month period ended March 31, 2013, as compared to the same period in 2012. The decrease is due primarily to reduced catastrophe loss experience. Pre-tax catastrophe losses totaled $4.5 million for the three-month period ended March 31, 2013, as compared to $14.1 million for the same period of 2012.

The expense ratio, a component of the combined ratio, of 33.7 percentage points for the quarter ended March 31, 2013 decreased 0.6 percentage points compared with the same period in 2012.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business:

Three Months Ended March 31,	2013			2012
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$45,329	$20,697	45.7%	$46,120	$22,348	48.5%
Fire and allied lines	40,974	18,601	45.4	31,546	25,842	81.9
Automobile	34,958	26,173	74.9	31,609	23,269	73.6
Workers' compensation	19,108	16,363	85.6	15,609	5,492	35.2
Fidelity and surety	4,759	294	6.2	4,297	(44)	(1.0)
Miscellaneous	45	614	NM	232	1	0.4
Total commercial lines	$145,173	$82,742	57.0%	$129,413	$76,908	59.4%

Personal lines
Fire and allied lines	$10,436	$6,201	59.4%	$10,153	$3,618	35.6%
Automobile	5,346	3,195	59.8	5,129	3,136	61.1
Miscellaneous	53	234	NM	222	185	83.3
Total personal lines	$15,835	$9,630	60.8%	$15,504	$6,939	44.8%
Reinsurance assumed	$1,693	$(279)	(16.5)%	$1,839	$3,463	188.3%
Total	$162,701	$92,093	56.6%	$146,756	$87,310	59.5%

NM=Not meaningful

•
Commercial fire and allied lines - The loss ratio improved 37.7 percentage points in the three-month period ended March 31, 2013, compared to the same period of 2012. The improvement was due to incurred losses from severe storms in the Midwest in the three-month period ended March 31, 2012.

•
Workers' compensation - The loss ratio deteriorated by 50.4 percentage points in the three-month period ended March 31, 2013 compared to the same period of 2012 when we experienced particularly low losses and loss settlement expenses.

•
Personal fire and allied lines - The loss ratio deteriorated 31.2 percentage points in the three-month period ended March 31, 2013, compared to the same period of 2012 primarily due to unfavorable development in the three-month period ending March 31, 2013 on prior year claims.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2013	2012
Revenues
Net premiums earned	$14,116	$14,747
Investment income, net	15,979	18,508
Net realized investment gains	880	1,614
Other income	103	156
Total revenues	$31,078	$35,025

Benefits, Losses and Expenses
Losses and loss settlement expenses	$5,377	$4,174
Future policy benefits	8,236	10,138
Amortization of deferred policy acquisition costs	1,726	2,138
Other underwriting expenses	3,933	4,126
Interest on policyholders' accounts	9,320	10,656
Total benefits, losses and expenses	$28,592	$31,232

Income before income taxes	$2,486	$3,793

Income before income taxes decreased by $1.3 million in the three-month period ended March 31, 2013, as compared to the same period of 2012. Net premiums earned decreased 4.3 percent in the three-month period ended March 31, 2013, as compared to the same period of 2012, primarily due to decreased sales of immediate annuities.

Loss and loss settlement expenses increased 28.8 percent in the three-month period ended March 31, 2013, as compared to the same period of 2012, due to an increase in policy claims. Future policy benefits decreased 18.8 percent in the three-month period ended March 31, 2013, as compared to the same period of 2012, primarily due to an increase in net withdrawals of deferred annuity products in the three-month period ended March 31, 2013.

Deferred annuity deposits decreased 51.7 percent for the three-month period ended March 31, 2013, as compared with the same periods in 2012. It has been prudent to lower the credited rate we have offered during the low investment return environment, thus affecting current deposits. Sales of single premium deferred annuities have also decreased in regard to overall portfolio production, due to strong sales of traditional life products. While deferred annuity deposits are not recorded as a component of net premiums written or net premiums earned, they do generate investment income.

Net cash outflow related to our annuity business was $25.9 million in the three-month period ended March 31, 2013, compared to a net cash outflow of $0.3 million in the same periods of 2012. We attribute this to the activity described in the prior paragraph.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

Investment Portfolio

Our invested assets totaled $3.1 billion at March 31, 2013, compared to $3.0 billion at December 31, 2012, an increase of $19.0 million. At March 31, 2013, fixed maturity securities and equity securities made up 92.2 percent and 6.5 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If extra cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2013, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$1,128	0.1%	$510	—%	$1,638	0.1%
Available-for-sale	1,160,023	84.2	1,647,559	97.8	2,807,582	91.7
Trading securities	13,738	1.0	—	—	13,738	0.4
Equity securities
Available-for-sale	175,158	12.6	20,519	1.2	195,677	6.4
Trading securities	2,131	0.2	—	—	2,131	0.1
Mortgage loans	—	—	4,581	0.3	4,581	0.1
Policy loans	—	—	6,566	0.4	6,566	0.2
Other long-term investments	25,210	1.8	5,436	0.3	30,646	1.0
Short-term investments	800	0.1	—	—	800	—
Total	$1,378,188	100.0%	$1,685,171	100.0%	$3,063,359	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2013, we classified $2.8 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.5 percent, at December 31, 2012. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2013 and December 31, 2012, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2013 and December 31, 2012. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	March 31, 2013		December 31, 2012
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$571,755	20.3%	$481,754	17.1%
AA	598,325	21.2	646,516	22.9
A	647,283	22.9	632,962	22.4
Baa/BBB	946,695	33.5	998,818	35.4
Other/Not Rated	58,900	2.1	63,036	2.2
	$2,822,958	100.0%	$2,823,086	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2013, is 4.3 years compared to 4.0 years at December 31, 2012.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2013, is 4.4 years compared to 4.0 years at December 31, 2012.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2013 is 4.2 years compared to 4.0 years at December 31, 2012.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased 9.2 percent in the three-month period ended March 31, 2013, compared with the same period of 2012, due to historically low yields that reduce our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing investments rated investment grade or better, and we are more closely matching the duration of our investment portfolio to our liabilities.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2013, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2013, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of the receipt of premiums, annuity deposits, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used to fund the payment of losses and loss settlement expenses, policyholder benefits under life insurance contracts, annuity withdrawals, the purchase of investments, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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
The following table displays a summary of cash sources and uses in 2013 and 2012.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2013	2012
Cash provided by (used in)
Operating activities	$31,744	$35,885
Investing activities	(13,151)	(101,238)
Financing activities	(24,111)	(5,174)
Net decrease in cash and cash equivalents	$(5,518)	$(70,527)
Operating Activities
Net cash flows provided by operating activities totaled $31.7 million and $35.9 million for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease reflects a higher level of property and casualty loss payments, which were partially offset by a higher level of property and casualty premiums collected.
Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2013 and 2012.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.2 billion, or 43.8 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2013, our cash and cash equivalents included $52.3 million related to these money market accounts, compared to $45.6 million at December 31, 2012.

Net cash flows used in investing activities totaled $13.2 million and $101.2 million for the three-month periods ended March 31, 2013 and 2012, respectively. For the three-month period ended March 31, 2013, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $130.8 million compared to $155.0 million for the same period in 2012.
Our cash outflows for investment purchases totaled $143.5 million for three-month period ended March 31, 2013, compared to $255.3 million for the same period in 2012. In 2013, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities totaled $24.1 million for the three-month period ended March 31, 2013 compared to net cash flows used in financing activities of $5.2 million for the three-month period ended March 31, 2012. The increase was primarily due to higher net annuity withdrawals in the three-month period ended March 31, 2013 compared to the same period of 2012.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. As of March 31, 2013, there were no balances outstanding under this credit agreement. For further discussion of our credit agreements, refer to Part 1, Item 1, Note 8 "Debt."
Stockholders' Equity
Stockholders' equity increased 4.0 percent to $758.1 million at March 31, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $22.4 million and an increase in net unrealized investment gains of $8.6 million during the first quarter ended March 31, 2013, net of tax, which was partially offset by stockholder dividends of $3.8 million. At March 31, 2013, the book value per share of our common stock was $30.01, compared to $28.90 at December 31, 2012.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017, to make capital contributions upon request of the partnership. Our obligation was $4.2 million at March 31, 2013.

MEASUREMENT OF RESULTS
Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.
Management evaluates our operations by monitoring key measures of growth and profitability. We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following sections provide further explanation of the key measures management uses to evaluate our results.
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

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net premiums written	$191,232	$179,380
Net change in unearned premium	(14,670)	(14,806)
Net change in prepaid reinsurance premium	255	(3,071)
Net premiums earned	$176,817	$161,503
Combined ratio is a commonly used statutory financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”).
When prepared in accordance with GAAP, the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements
When prepared in accordance with GAAP, the underwriting expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The underwriting expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
When prepared in accordance with statutory accounting principles ("SAP"), the net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premium earned, and the expense ratio is calculated by dividing underwriting expenses by net premiums written.

Catastrophe losses is a commonly used non-GAAP financial measure that uses the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in periodic earnings.

	Three Months Ended March 31,
(In Thousands)	2013	2012
ISO catastrophes	$4,511	$13,988
Non-ISO catastrophes (1)	—	110
Total catastrophes	$4,511	$14,098
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2013, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of March 31, 2013, to be ordinary, routine, and incidental to our business.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A of our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

We are authorized to purchase 1,129,720 shares of common stock at March 31, 2013. Our share repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended March 31, 2013.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
1/1/2013 - 1/31/2013	—	$—	—	1,129,720
2/1/2013 - 2/28/2013	—	—	—	1,129,720
3/1/2013 - 3/31/2013	—	—	—	1,129,720

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2013; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 8, 2013	May 8, 2013
(Date)	(Date)