Form 10-Q
period 2013-06-30
UNITED FIRE GROUP INC
filed 2013-08-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

As of August 2, 2013, 25,328,593 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2013

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $1,499 in 2013 and $1,681 in 2012)	$1,477	$1,655
Available-for-sale, at fair value (amortized cost $2,706,174 in 2013 and $2,657,800 in 2012)	2,764,816	2,808,078
Trading securities, at fair value (amortized cost $11,413 in 2013 and $12,645 in 2012)	12,551	13,353
Equity securities
Available-for-sale, at fair value (cost $67,455 in 2013 and $66,892 in 2012)	197,157	177,127
Trading securities, at fair value (cost $1,754 in 2013 and $1,772 in 2012)	1,981	2,018
Mortgage loans	4,529	4,633
Policy loans	6,369	6,671
Other long-term investments	33,623	30,028
Short-term investments	800	800
	3,023,303	3,044,363
Cash and cash equivalents	80,789	107,466
Accrued investment income	29,381	30,375
Premiums receivable (net of allowance for doubtful accounts of $853 in 2013 and $866 in 2012)	237,646	188,289
Deferred policy acquisition costs	137,811	105,300
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $34,975 in 2013 and $34,093 in 2012)	43,647	43,090
Reinsurance receivables and recoverables	104,774	114,399
Prepaid reinsurance premiums	3,536	2,963
Income taxes receivable	—	16,536
Goodwill and intangible assets	27,431	28,259
Other assets	12,431	13,613
TOTAL ASSETS	$3,700,749	$3,694,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$968,493	$971,911
Life insurance	1,476,569	1,498,176
Unearned premiums	354,477	311,650
Accrued expenses and other liabilities	159,161	164,111
Income taxes payable	1,567	—
Deferred income taxes	6,099	19,628
TOTAL LIABILITIES	$2,966,366	$2,965,476
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,323,880 and 25,227,463 shares issued and outstanding in 2013 and 2012, respectively	$25	$25
Additional paid-in capital	210,503	208,536
Retained earnings	454,975	425,428
Accumulated other comprehensive income, net of tax	68,880	95,188
TOTAL STOCKHOLDERS’ EQUITY	$734,383	$729,177
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,700,749	$3,694,653
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012

Revenues
Net premiums earned	$186,367	$170,090	$363,184	$331,593
Investment income, net of investment expenses	29,019	28,749	55,483	57,895
Net realized investment gains
Other-than-temporary impairment charges	—	(4)	—	(4)
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $4,417 and $5,653 in 2013; and $788 and $3,020 in 2012; previously included in accumulated other comprehensive income)	4,151	568	6,060	3,362
Total net realized investment gains	4,151	564	6,060	3,358
Other income	182	243	297	499
Total revenues	$219,719	$199,646	$425,024	$393,345
Benefits, Losses and Expenses
Losses and loss settlement expenses	$120,435	$106,766	$217,905	$198,250
Future policy benefits	9,869	8,356	18,105	18,494
Amortization of deferred policy acquisition costs	36,708	34,179	74,789	68,730
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,243 and $2,485 in 2013; and $1,732 and $2,375 in 2012; previously included in accumulated other comprehensive income)	23,308	20,541	45,656	42,535
Interest on policyholders’ accounts	9,081	10,627	18,401	21,283
Total benefits, losses and expenses	$199,401	$180,469	$374,856	$349,292
Income before income taxes	$20,318	$19,177	$50,168	$44,053
Federal income tax expense (includes reclassifications of $1,111 and $1,109 in 2013; and ($331) and $224 in 2012; previously included in accumulated other comprehensive income)	4,822	4,461	12,279	10,153
Net income	$15,496	$14,716	$37,889	$33,900
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(51,782)	$8,891	$(37,294)	$21,932
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(51,782)	$8,891	$(37,294)	$21,932
Income tax effect	18,115	(3,111)	13,045	(7,675)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(33,667)	$5,780	$(24,249)	$14,257
Reclassification adjustment for net realized gains included in income	$(4,417)	$(788)	$(5,653)	$(3,020)
Reclassification adjustment for employee benefit costs included in expense	1,243	1,732	2,485	2,375
Total reclassification adjustments, before tax	$(3,174)	$944	$(3,168)	$(645)
Income tax effect	1,111	(331)	$1,109	$224
Total reclassification adjustments, after tax	$(2,063)	$613	$(2,059)	$(421)
Comprehensive income (loss)	$(20,234)	$21,109	$11,581	$47,736

Weighted average common shares outstanding	25,297,718	25,476,220	25,271,752	25,491,091
Basic earnings per common share	$0.61	$0.58	$1.50	$1.33
Diluted earnings per common share	0.61	0.58	1.49	1.33
Cash dividends declared per common share	0.18	0.15	0.33	0.30
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Six Months Ended June 30, 2013

Common stock
Balance, beginning of year	$25
Shares repurchased (3,577 shares)	—
Shares issued for stock-based awards (99,994 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$208,536
Compensation expense and related tax benefit for stock-based award grants	601
Shares repurchased	(99)
Shares issued for stock-based awards	1,465
Balance, end of period	$210,503

Retained earnings
Balance, beginning of year	$425,428
Net income	37,889
Dividends on common stock ($0.33 per share)	(8,342)
Balance, end of period	$454,975

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$95,188
Change in net unrealized investment appreciation (1)	(27,923)
Change in liability for underfunded employee benefit plans(2)	1,615
Balance, end of period	$68,880

Summary of changes
Balance, beginning of year	$729,177
Net income	37,889
All other changes in stockholders’ equity accounts	(32,683)
Balance, end of period	$734,383

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$37,889	$33,900
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,989	7,127
Depreciation and amortization	2,930	3,671
Stock-based compensation expense	818	916
Net realized investment gains	(6,060)	(3,358)
Net cash flows from trading investments	1,285	(748)
Deferred income tax expense	(2,096)	6,626
Changes in:
Accrued investment income	994	(531)
Premiums receivable	(49,357)	(38,857)
Deferred policy acquisition costs	(3,288)	(4,520)
Reinsurance receivables	9,625	(24,324)
Prepaid reinsurance premiums	(573)	2,876
Income taxes receivable	16,536	12,288
Other assets	1,182	3,959
Future policy benefits and losses, claims and loss settlement expenses	10,716	34,345
Unearned premiums	42,827	41,306
Accrued expenses and other liabilities	(2,465)	5,048
Income taxes payable	1,567	—
Deferred income benefit (taxes)	2,720	(2,448)
Other, net	(2,834)	(2,131)
Total adjustments	$32,516	$41,245
Net cash provided by operating activities	$70,405	$75,145
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,971	$13,412
Proceeds from call and maturity of held-to-maturity investments	180	285
Proceeds from call and maturity of available-for-sale investments	238,639	302,334
Proceeds from short-term and other investments	1,882	2,875
Purchase of available-for-sale investments	(295,586)	(414,828)
Purchase of short-term and other investments	(2,575)	(4,650)
Net purchases and sales of property and equipment	(2,659)	(857)
Net cash used in investing activities	$(54,148)	$(101,429)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$52,086	$78,313
Withdrawals from investment and universal life contracts	(87,827)	(69,521)
Repayment of trust preferred securities	—	(15,626)
Payment of cash dividends	(8,342)	(7,641)
Repurchase of common stock	(99)	(2,134)
Issuance of common stock	1,465	401
Tax impact from issuance of common stock	(217)	(57)
Net cash used in financing activities	$(42,934)	$(16,265)
Net Change in Cash and Cash Equivalents	$(26,677)	$(42,549)
Cash and Cash Equivalents at Beginning of Period	107,466	144,527
Cash and Cash Equivalents at End of Period	$80,789	$101,978
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("United Fire", "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. We are licensed as a property and casualty insurer in 43 states and the District of Columbia, and as a life insurer in 36 states.
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
In the opinion of the management of United Fire, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. The review report of Ernst & Young LLP as of and for the three- and six-month periods ended June 30, 2013, accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.

For the six-month periods ended June 30, 2013 and 2012, we made payments for income taxes totaling $2,512 and $8,857, respectively. We received tax refunds of $8,744 and $15,508, respectively, during the six-month periods ended June 30, 2013 and 2012.
For the six-month period ended June 30, 2013, we made no interest payments. For the six-month period ended June 30, 2012, we made interest payments totaling $756. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2013.

	Property & Casualty	Life Insurance	Total
Recorded asset at beginning of period	$64,947	$40,353	$105,300
Underwriting costs deferred	75,432	2,645	78,077
Amortization of deferred policy acquisition costs	(71,349)	(3,440)	(74,789)
Ending unamortized deferred policy acquisition costs	$69,030	$39,558	$108,588
Change in "shadow" deferred policy acquisition costs	—	29,223	29,223
Recorded asset at end of period	$69,030	$68,781	$137,811

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $9,472 and $38,695 at June 30, 2013 and December 31, 2012, respectively.
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

We reported a federal income tax expense of $12,279 and $10,153 for the six-month periods ended June 30, 2013 and 2012, respectively. Our effective tax rate is different than the federal statutory rate of 35.0% due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
We did not recognize any liability for unrecognized tax benefits at June 30, 2013 or December 31, 2012. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting an examination of our income tax return for the 2011 tax year.
Recently Issued Accounting Standards
Adopted Accounting Standards in 2013

Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires significant items that are reclassified out of accumulated other comprehensive income ("AOCI") to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance is effective for annual and interim periods beginning after December 15, 2012. The Company adopted the new guidance effective January 1, 2013. The adoption of the new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.
Pending Adoption of Accounting Standards
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new guidance is effective for annual and interim periods beginning after December 15, 2013. The Company currently does not have any liability for unrecognized tax benefits. Therefore, the adoption of the new guidance in not expected to have an impact on the Company's financial position or results of operations.
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
Fair Value Measurements
In May 2011, the FASB issued updated accounting guidance that changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRS. The guidance also requires additional disclosures for fair value measurements that are estimated using significant unobservable (i.e., Level 3) inputs. The Company adopted the updated guidance on a prospective basis effective January 1, 2012, and has provided the additional disclosures required in "Note 3 Fair Value of Financial Instruments." The adoption of the new guidance did not have any impact on the Company's financial position or results of operations.
Indefinite-Lived Intangible Assets
In July 2012, the FASB issued guidance that provides an option to perform a qualitative approach to test indefinite-lived intangible assets for impairment. If an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. However, if an entity concludes otherwise, then the entity is not required to take further action. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company early adopted the updated guidance for purposes of the impairment test performed for 2012. The adoption of the new guidance did not have any impact on the Company's financial position or results of operations.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2013 and December 31, 2012, is as follows:

June 30, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,042	$11	$—	$1,053
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	230	11	—	241
Collateralized mortgage obligations	5	—	—	5
Total Held-to-Maturity Fixed Maturities	$1,477	$22	$—	$1,499
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$35,785	$626	$117	$36,294
U.S. government agency	158,029	236	8,085	150,180
States, municipalities and political subdivisions	722,826	38,639	9,413	752,052
Foreign bonds	191,145	6,722	234	197,633
Public utilities	228,355	9,623	827	237,151
Corporate bonds
Energy	161,682	5,219	820	166,081
Industrials	246,363	7,269	2,275	251,357
Consumer goods and services	182,015	5,200	1,036	186,179
Health care	106,273	3,844	1,128	108,989
Technology, media and telecommunications	130,789	3,249	2,352	131,686
Financial services	250,945	9,542	1,032	259,455
Mortgage-backed securities	25,959	496	148	26,307
Collateralized mortgage obligations	261,692	3,084	8,029	256,747
Asset-backed securities	3,938	385	—	4,323
Redeemable preferred stocks	378	4	—	382
Total Available-for-Sale Fixed Maturities	$2,706,174	$94,138	$35,496	$2,764,816
Equity securities
Common stocks
Public utilities	$7,231	$8,673	$47	$15,857
Energy	5,094	7,704	—	12,798
Industrials	13,015	23,150	71	36,094
Consumer goods and services	10,363	8,860	14	19,209
Health care	7,920	13,238	—	21,158
Technology, media and telecommunications	6,204	6,554	104	12,654
Financial services	15,854	61,912	103	77,663
Nonredeemable preferred stocks	1,774	17	67	1,724
Total Available-for-Sale Equity Securities	$67,455	$130,108	$406	$197,157
Total Available-for-Sale Securities	$2,773,629	$224,246	$35,902	$2,961,973

December 31, 2012
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,185	$11	$—	$1,196
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	256	15	—	271
Collateralized mortgage obligations	14	—	—	14
Total Held-to-Maturity Fixed Maturities	$1,655	$26	$—	$1,681
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$37,887	$939	$5	$38,821
U.S. government agency	45,566	429	67	45,928
States, municipalities and political subdivisions	739,752	55,572	819	794,505
Foreign bonds	207,359	11,863	62	219,160
Public utilities	232,550	15,208	32	247,726
Corporate bonds
Energy	169,973	9,758	—	179,731
Industrials	280,185	13,690	212	293,663
Consumer goods and services	193,313	9,813	151	202,975
Health care	115,654	7,111	80	122,685
Technology, media and telecommunications	123,660	6,909	198	130,371
Financial services	271,061	13,858	1,059	283,860
Mortgage-backed securities	27,940	888	21	28,807
Collateralized mortgage obligations	208,042	7,702	1,160	214,584
Asset-backed securities	4,480	406	—	4,886
Redeemable preferred stocks	378	—	2	376
Total Available-for-Sale Fixed Maturities	$2,657,800	$154,146	$3,868	$2,808,078
Equity securities
Common stocks
Public utilities	$7,231	$7,268	$83	$14,416
Energy	5,094	6,903	—	11,997
Industrials	13,031	19,827	174	32,684
Consumer goods and services	10,394	8,535	50	18,879
Health care	7,920	10,286	125	18,081
Technology, media and telecommunications	5,367	5,155	95	10,427
Financial services	15,701	52,936	145	68,492
Nonredeemable preferred stocks	2,154	25	28	2,151
Total Available-for-Sale Equity Securities	$66,892	$110,935	$700	$177,127
Total Available-for-Sale Securities	$2,724,692	$265,081	$4,568	$2,985,205

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading securities at June 30, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$449	$451	$298,828	$304,189	$2,684	$2,831
Due after one year through five years	793	802	996,401	1,046,833	6,043	6,598
Due after five years through 10 years	—	—	819,748	839,103	—	—
Due after 10 years	—	—	299,608	287,314	2,686	3,122
Asset-backed securities	—	—	3,938	4,323	—	—
Mortgage-backed securities	230	241	25,959	26,307	—	—
Collateralized mortgage obligations	5	5	261,692	256,747	—	—
	$1,477	$1,499	$2,706,174	$2,764,816	$11,413	$12,551
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$1,185	$792	$1,905	$2,323
Trading securities
Change in fair value	(130)	(230)	430	(39)
Sales	298	6	298	377
Equity securities
Available-for-sale	3,232	(4)	3,748	697
Trading securities
Change in fair value	(132)	—	(19)	—
Sales	38	—	38	—
Other long-term investments	(340)	—	(340)	—
Total net realized investment gains	$4,151	$564	$6,060	$3,358
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$3,161	$10,412	$5,971	$13,412
Gross realized gains	96	8	238	478
Gross realized losses	—	—	—	(25)
There were no sales of held-to-maturity securities during the three- and six-month periods ended June 30, 2013 and 2012.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $14,532 and $15,371 at June 30, 2013 and December 31, 2012, respectively.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017 to make capital contributions upon request of the partnership. Our obligation was $2,850 at June 30, 2013.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2013	2012
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(91,636)	$8,223
Equity securities	19,467	14,805
Deferred policy acquisition costs	29,223	(4,116)
Income tax effect	15,023	(6,620)
Total change in net unrealized investment appreciation, net of tax	$(27,923)	$12,292
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2013, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We believe the unrealized depreciation in value of securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at June 30, 2013. Our largest unrealized loss greater than 12 months on an individual security at June 30, 2013 was $129. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

June 30, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	7	$7,235	$117	—	$—	$—	$7,235	$117
U.S. government agency	52	145,139	8,085	—	—	—	145,139	8,085
States, municipalities and political subdivisions	156	123,895	9,413	—	—	—	123,895	9,413
Foreign bonds	8	18,809	234	—	—	—	18,809	234
Public utilities	18	37,306	827	—	—	—	37,306	827
Corporate bonds
Energy	10	25,195	820	—	—	—	25,195	820
Industrials	24	65,130	2,275	—	—	—	65,130	2,275
Consumer goods and services	17	34,666	869	6	3,213	167	37,879	1,036
Health care	10	26,997	1,010	1	1,177	118	28,174	1,128
Technology, media and telecommunications	13	41,673	2,352	—	—	—	41,673	2,352
Financial services	9	28,521	856	2	6,443	176	34,964	1,032
Mortgage-backed securities	22	9,411	147	2	20	1	9,431	148
Collateralized mortgage obligations	91	178,023	7,874	2	2,061	155	180,084	8,029
Total Available-for-Sale Fixed Maturities	437	$742,000	$34,879	13	$12,914	$617	$754,914	$35,496
Equity securities
Common stocks
Public utilities	3	$261	$47	—	$—	$—	$261	$47
Industrials	2	218	2	5	480	69	698	71
Consumer goods and services	—	—	—	2	62	14	62	14
Technology, media and telecommunications	4	227	20	6	205	84	432	104
Financial services	3	352	35	3	209	68	561	103
Nonredeemable preferred stocks	—	—	—	2	1,164	67	1,164	67
Total Available-for-Sale Equity Securities	12	$1,058	$104	18	$2,120	$302	$3,178	$406
Total Available-for-Sale Securities	449	$743,058	$34,983	31	$15,034	$919	$758,092	$35,902

December 31, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	2	$1,724	$5	—	$—	$—	$1,724	$5
U.S. government agency	5	17,654	67	—	—	—	17,654	67
States, municipalities and political subdivisions	31	41,775	819	—	—	—	41,775	819
Foreign bonds	1	3,323	48	1	558	14	3,881	62
Public utilities	2	3,155	32	—	—	—	3,155	32
Corporate bonds
Industrials	4	12,194	109	1	2,897	103	15,091	212
Consumer goods and services	—	—	—	7	4,606	151	4,606	151
Health care	3	7,416	80	—	—	—	7,416	80
Technology, media and telecommunications	5	13,402	198	—	—	—	13,402	198
Financial services	2	1,005	1	24	24,693	1,058	25,698	1,059
Mortgage-backed securities	7	4,472	21	—	—	—	4,472	21
Collateralized mortgage obligations	27	74,702	1,004	1	29	156	74,731	1,160
Redeemable preferred stocks	2	376	2	—	—	—	376	2
Total Available-for-Sale Fixed Maturities	91	$181,198	$2,386	34	$32,783	$1,482	$213,981	$3,868
Equity securities
Common stocks
Public utilities	3	$225	$83	—	$—	$—	$225	$83
Industrials	4	482	52	9	621	122	1,103	174
Consumer goods and services	2	280	19	4	372	31	652	50
Health care	1	31	2	3	896	123	927	125
Technology, media and telecommunications	5	241	7	7	581	88	822	95
Financial services	1	47	19	7	1,109	126	1,156	145
Nonredeemable preferred stocks	—	—	—	2	1,203	28	1,203	28
Total Available-for-Sale Equity Securities	16	$1,306	$182	32	$4,782	$518	$6,088	$700
Total Available-for-Sale Securities	107	$182,504	$2,568	66	$37,565	$2,000	$220,069	$4,568

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
Our other long-term investments consist primarily of our interests in limited liability partnerships that are valued by various fund managers and are recorded on the equity method of accounting. In management’s opinion, these values represent a reasonable estimate of fair value.
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

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$1,499	$1,477	$1,681	$1,655
Available-for-sale securities	2,764,816	2,764,816	2,808,078	2,808,078
Trading securities	12,551	12,551	13,353	13,353
Equity securities:
Available-for-sale securities	197,157	197,157	177,127	177,127
Trading securities	1,981	1,981	2,018	2,018
Mortgage loans	4,526	4,529	5,037	4,633
Policy loans	6,369	6,369	6,671	6,671
Other long-term investments	33,623	33,623	30,028	30,028
Short-term investments	800	800	800	800
Cash and cash equivalents	80,789	80,789	107,466	107,466
Accrued investment income	29,381	29,381	30,375	30,375
Liabilities
Policy reserves
Annuity (accumulations) (1)	$976,656	$948,362	$1,043,866	$983,579
Annuity (benefit payments)	135,075	92,224	139,213	93,701
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2013 and December 31, 2012 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2013 and December 31, 2012:

		Fair Value Measurements
Description	June 30, 2013	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$36,294	$—	$36,294	$—
U.S. government agency	150,180	—	150,180	—
States, municipalities and political subdivisions	752,052	—	751,264	788
Foreign bonds	197,633	—	197,633	—
Public utilities	237,151	—	237,151	—
Corporate bonds
Energy	166,081	—	166,081	—
Industrials	251,357	—	248,261	3,096
Consumer goods and services	186,179	—	184,651	1,528
Health care	108,989	—	108,989	—
Technology, media and telecommunications	131,686	—	131,686	—
Financial services	259,455	—	246,333	13,122
Mortgage-backed securities	26,307	—	26,307	—
Collateralized mortgage obligations	256,747	—	256,747	—
Asset-backed securities	4,323	—	2,012	2,311
Redeemable preferred stocks	382	382	—	—
Total Available-for-Sale Fixed Maturities	$2,764,816	$382	$2,743,589	$20,845
Equity securities
Common stocks
Public utilities	$15,857	$15,857	$—	$—
Energy	12,798	12,798	—	—
Industrials	36,094	36,070	24	—
Consumer goods and services	19,209	19,202	7	—
Health care	21,158	21,158	—	—
Technology, media and telecommunications	12,654	12,654	—	—
Financial services	77,663	73,806	48	3,809
Nonredeemable preferred stocks	1,724	1,724	—	—
Total Available-for-Sale Equity Securities	$197,157	$193,269	$79	$3,809
Total Available-for-Sale Securities	$2,961,973	$193,651	$2,743,668	$24,654
TRADING
Bonds
Foreign bonds	$1,264	$—	$1,264	$—
Corporate bonds
Industrials	1,182	—	1,182	—
Consumer goods and services	1,543	—	1,543	—

Health care	905	—	905	—
Technology, media and telecommunications	2,815	—	2,815	—
Financial services	1,599	—	1,599	—
Redeemable preferred stocks	3,243	3,243	—	—
Equity securities - health care	309	309	—	—
Nonredeemable preferred stocks	1,672	1,672	—	—
Total Trading Securities	$14,532	$5,224	$9,308	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$25,591	$25,591	$—	$—
Total Assets Measured at Fair Value	$3,002,896	$225,266	$2,752,976	$24,654

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$38,821	$—	$38,821	$—
U.S. government agency	45,928	—	45,928	—
States, municipalities and political subdivisions	794,505	—	793,755	750
Foreign bonds	219,160	—	218,602	558
Public utilities	247,726	—	247,726	—
Corporate bonds
Energy	179,731	—	179,731	—
Industrials	293,663	—	290,766	2,897
Consumer goods and services	202,975	—	201,633	1,342
Health care	122,685	—	122,685	—
Technology, media and telecommunications	130,371	—	130,371	—
Financial services	283,860	—	271,991	11,869
Mortgage-backed securities	28,807	—	28,807	—
Collateralized mortgage obligations	214,584	—	214,584	—
Asset-backed securities	4,886	—	2,398	2,488
Redeemable preferred stocks	376	376	—	—
Total Available-for-Sale Fixed Maturities	$2,808,078	$376	$2,787,798	$19,904
Equity securities
Common stocks
Public utilities	$14,416	$14,416	$—	$—
Energy	11,997	11,997	—	—
Industrials	32,684	32,658	26	—
Consumer goods and services	18,879	18,879	—	—
Health care	18,081	18,081	—	—
Technology, media and telecommunications	10,427	10,427	—	—
Financial services	68,492	64,800	56	3,636
Nonredeemable preferred stocks	2,151	1,906	245	—
Total Available-for-Sale Equity Securities	$177,127	$173,164	$327	$3,636
Total Available-for-Sale Securities	$2,985,205	$173,540	$2,788,125	$23,540
TRADING
Bonds
Foreign bonds	$1,379	$—	$1,379	$—
Corporate bonds
Industrials	1,299	—	1,299	—
Consumer goods and services	1,532	—	1,532	—
Health care	1,824	—	1,824	—
Technology, media and telecommunications	2,250	—	2,250	—

Financial services	1,486	—	1,486	—
Redeemable preferred stocks	3,583	3,583	—	—
Equity securities - health care	303	303	—	—
Nonredeemable preferred stocks	1,715	1,715	—	—
Total Trading Securities	$15,371	$5,601	$9,770	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$45,613	$45,613	$—	$—
Total Assets Measured at Fair Value	$3,046,989	$225,554	$2,797,895	$23,540

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
For the three- and six-month periods ended June 30, 2013, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases, which were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2013:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2013	$875	$621	$18,085	$2,441	$3,636	$25,658
Realized gains (1)	—	35	—	—	—	35
Unrealized losses(1)	(22)	(50)	(162)	(26)	—	(260)
Purchases	—	—	—	—	173	173
Disposals	(65)	(606)	(177)	(104)	—	(952)
Balance at June 30, 2013	$788	$—	$17,746	$2,311	$3,809	$24,654
(1) Realized gains are recorded as a component of earnings whereas unrealized losses are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2013:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at December 31, 2012	$750	$558	$16,108	$2,488	$3,636	$23,540
Realized gains (1)	—	35	—	—	—	35
Unrealized gains(1)	103	13	2,087	20	—	2,223
Purchases	—	—	—	—	173	173
Disposals	(65)	(606)	(449)	(197)	—	(1,317)
Balance at June 30, 2013	$788	$—	$17,746	$2,311	$3,809	$24,654
(1) Realized gains are recorded as a component of earnings, whereas unrealized gains are recorded as a component of comprehensive income.
The fixed maturities reported as disposals for the three- and six-month periods ended June 30, 2013, relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$1,868	$1,278	$752	$496
Interest cost	1,326	1,334	423	398
Expected return on plan assets	(1,550)	(1,360)	—	—
Amortization of prior service cost	—	—	—	(8)
Amortization of net loss	1,105	1,684	138	56
Net periodic benefit cost	$2,749	$2,936	$1,313	$942

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$3,150	$2,069	$1,505	$992
Interest cost	2,587	2,524	847	796
Expected return on plan assets	(2,886)	(2,682)	—	—
Amortization of prior service cost	—	3	—	(17)
Amortization of net loss	2,211	2,276	274	112
Net periodic benefit cost	$5,062	$4,190	$2,626	$1,883

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we expected to contribute $7,000 to the pension plan in 2013. For the six-month period ended June 30, 2013, we contributed $3,500 to the pension plan. We anticipate that the total contribution in 2013 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 340,306 authorized shares available for future issuance at June 30, 2013. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2013	Inception to Date
Beginning balance	568,746	1,900,000
Number of awards granted	(238,517)	(1,682,341)
Number of awards forfeited or expired	10,077	122,647
Ending balance	340,306	340,306
Number of option awards exercised	62,042	288,884
Number of unrestricted stock awards granted	780	4,400
Number of restricted stock awards vested	18,576	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted and unrestricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At June 30, 2013, we had 103,912 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2013	Inception to Date
Beginning balance	130,012	300,000
Number of awards granted	(26,100)	(202,091)
Number of awards forfeited or expired	—	6,003
Ending balance	103,912	103,912
Number of option awards exercised	3,156	3,156
Number of restricted stock awards vested	6,402	6,402

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2013 and 2012, we recognized stock-based compensation expense of $407 and $520, respectively. For the six-month periods ended June 30, 2013 and 2012, we recognized stock-based compensation expense of $818 and $916, respectively.

As of June 30, 2013, we had $4,231 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2013 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2013	$751
2014	1,320
2015	1,054
2016	607
2017	440
2018	59
Total	$4,231

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

We have reconciled the following table for the three-month periods ended June 30, 2013 and 2012 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended June 30, 2013
Net premiums earned	$170,527	$15,963	$186,490
Investment income, net of investment expenses	12,279	16,731	29,010
Net realized investment gains	3,560	591	4,151
Other income	72	110	182
Total reportable segment	$186,438	$33,395	$219,833
Intersegment eliminations	9	(123)	(114)
Total revenues	$186,447	$33,272	$219,719
Net income	$13,195	$2,301	$15,496
Assets	$1,951,033	$1,749,716	$3,700,749
Invested assets	$1,379,947	$1,643,356	$3,023,303
Three Months Ended June 30, 2012
Net premiums earned	$153,914	$16,287	$170,201
Investment income, net of investment expenses	11,762	17,029	28,791
Net realized investment gains (losses)	(582)	1,193	611
Other income	96	147	243
Total reportable segment	$165,190	$34,656	$199,846
Intersegment eliminations	(89)	(111)	(200)
Total revenues	$165,101	$34,545	$199,646
Net income	$13,355	$1,361	$14,716
Assets	$1,947,895	$1,793,368	$3,741,263
Invested assets	$1,323,303	$1,707,417	$3,030,720

We have reconciled the following table for the six-month periods ended June 30, 2013 and 2012 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2013
Net premiums earned	$333,228	$30,202	$363,430
Investment income, net of investment expenses	22,700	32,710	55,410
Net realized investment gains	4,589	1,471	6,060
Other income	84	213	297
Total reportable segment	$360,601	$64,596	$425,197
Intersegment eliminations	73	(246)	(173)
Total revenues	$360,674	$64,350	$425,024
Net income	$33,924	$3,965	$37,889
Assets	$1,951,033	$1,749,716	$3,700,749
Invested assets	$1,379,947	$1,643,356	$3,023,303

Six Months Ended June 30, 2012
Net premiums earned	$300,670	$31,145	$331,815
Investment income, net of investment expenses	22,440	35,537	57,977
Net realized investment gains	551	2,807	3,358
Other income	196	303	499
Total reportable segment	$323,857	$69,792	$393,649
Intersegment eliminations	(82)	(222)	(304)
Total revenues	$323,775	$69,570	$393,345
Net income	$29,991	$3,909	$33,900
Assets	$1,947,895	$1,793,368	$3,741,263
Invested assets	$1,323,303	$1,707,417	$3,030,720

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In Thousands Except Per Share Data)	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$15,496	$15,496	$14,716	$14,716
Weighted-average common shares outstanding	25,297,718	25,297,718	25,476,220	25,476,220
Add dilutive effect of restricted stock awards	—	59,849	—	56,608
Add dilutive effect of stock options	—	114,735	—	25,257
Weighted-average common shares for EPS calculation	25,297,718	25,472,302	25,476,220	25,558,085
Earnings per common share	$0.61	$0.61	$0.58	$0.58
Awards excluded from diluted EPS calculation(1)	—	647,726	—	1,103,142

(1)	Outstanding awards are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In Thousands Except Per Share Data)	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$37,889	$37,889	$33,900	$33,900
Weighted-average common shares outstanding	25,271,752	25,271,752	25,491,091	25,491,091
Add dilutive effect of restricted stock awards	—	59,849	—	56,608
Add dilutive effect of stock options	—	82,791	—	31,400
Weighted-average common shares for EPS calculation	25,271,752	25,414,392	25,491,091	25,579,099
Earnings per common share	$1.50	$1.49	$1.33	$1.33
Awards excluded from diluted EPS calculation(1)	—	663,326	—	1,103,142

(1)	Outstanding awards excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. DEBT
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders. KeyBank National Association is the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company is the syndication agent. The four-year credit agreement provides for a $100,000 unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swing line subfacility of up to $5,000.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the Credit Agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the Credit Agreement.
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
There was no outstanding balance on the credit facility at June 30, 2013. The outstanding balance on the line of credit was $45,000 at June 30, 2012 at an interest rate of 2.0 percent. For the six-month period ended June 30, 2013, we did not incur any interest expense related to this credit facility. For the six-month period ended June 30, 2012, we incurred $576 in interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at June 30, 2013.
In connection with our acquisition of Mercer Insurance Group, we acquired three statutory trusts with outstanding issuances of trust preferred securities with a balance as of the acquisition date of $15,614. We redeemed two of the issuances totaling $8,035 during the three-month period ended March 31, 2012 and the remaining issuance in full in April 2012. We incurred $509 of interest expense related to these trust preferred securities for the six-month period ended June 30, 2012.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the after-tax components of our accumulated other comprehensive income (loss) for the three-month period ended June 30, 2013:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of March 31, 2013	$152,710	$(48,100)	$104,610
Change in accumulated other comprehensive income before reclassifications	(33,667)	—	(33,667)
Reclassification adjustments from accumulated other comprehensive income	(2,870)	807	(2,063)
Balance as of June 30, 2013	$116,173	$(47,293)	$68,880

The following table shows the after-tax components of our accumulated other comprehensive income (loss) for the six-month period ended June 30, 2013:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of December 31, 2012	$144,096	$(48,908)	$95,188
Change in accumulated other comprehensive income before reclassifications	(24,249)	—	(24,249)
Reclassification adjustments from accumulated other comprehensive income	(3,674)	1,615	(2,059)
Balance as of June 30, 2013	$116,173	$(47,293)	$68,880

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, the consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 4, 2013. In our opinion, the accompanying consolidated balance sheet of United Fire Group, Inc. as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
August 6, 2013

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("United Fire", "Registrant", the "Company", "we", "us", or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional companies. We are licensed as a property and casualty insurer in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 36 states and is represented by more than 900 independent agencies.

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

For the six-month period ended June 30, 2013, property and casualty insurance business accounted for approximately 92.0 percent of our net premiums earned, of which 90.3 percent was generated from commercial lines. Life insurance business accounted for approximately 8.0 percent of our net premiums earned, of which 66.4 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the six-month period ended June 30, 2013, approximately 50.0 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 76.0 percent of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Nebraska and Illinois.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2013	2012	%	2013	2012	%
Revenues
Net premiums earned	$186,367	$170,090	9.6%	$363,184	$331,593	9.5%
Investment income, net of investment expenses	29,019	28,749	0.9	55,483	57,895	(4.2)
Net realized investment gains
Other-than-temporary impairment charges	—	(4)	(100.0)	—	(4)	(100.0)
All other net realized gains	4,151	568	NM	6,060	3,362	80.2
Net realized investment gains	4,151	564	NM	6,060	3,358	80.5
Other income	182	243	(25.1)	297	499	(40.5)
Total revenues	$219,719	$199,646	10.1%	$425,024	$393,345	8.1%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$120,435	$106,766	12.8%	$217,905	$198,250	9.9%
Future policy benefits	9,869	8,356	18.1	18,105	18,494	(2.1)
Amortization of deferred policy acquisition costs	36,708	34,179	7.4	74,789	68,730	8.8
Other underwriting expenses	23,308	20,541	13.5	45,656	42,535	7.3
Interest on policyholders' accounts	9,081	10,627	(14.5)	18,401	21,283	(13.5)
Total benefits, losses and expenses	$199,401	$180,469	10.5%	$374,856	$349,292	7.3%

Income before income taxes	$20,318	$19,177	5.9%	$50,168	$44,053	13.9%
Federal income tax expense	4,822	4,461	8.1	12,279	10,153	20.9%
Net income	$15,496	$14,716	5.3%	$37,889	$33,900	11.8%
NM=Not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2013:

Consolidated Results of Operations

For the three-month period ended June 30, 2013, net income was $15.5 million compared to $14.7 million for the same period of 2012, driven primarily by growth in property and casualty premium revenue and net realized investment gains, which was partially offset by an increase in loss and loss settlement expenses. Consolidated net premiums earned increased to $186.4 million, compared to $170.1 million for the same period of 2012. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines, growth in premium audit collections, and new business writings.

Losses and loss settlement expenses increased by $13.7 million during the second quarter of 2013 compared to the same period of 2012, primarily due to growth in our overall business and an increase in catastrophe loss experience. Pre-tax catastrophe losses totaled $14.2 million compared to $12.0 million for the same period of 2012.

For the six-month period ended June 30, 2013, net income was $37.9 million compared to $33.9 million for the same period of 2012, driven primarily by growth in property and casualty premium revenue and net realized investment gains,which was partially offset by an increase in loss and loss settlement expenses. Consolidated net premiums earned increased to $363.2 million, compared to $331.6 million for the same period of 2012. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines, growth in premium audit collections, and new business writings.

Losses and loss settlement expenses increased by $19.7 million during the first half of 2013 compared to the same period of 2012, primarily due to the overall growth in our business, partially offset by a decrease in catastrophe loss experience. Pre-tax catastrophe losses totaled $18.7 million compared to $26.1 million in the same period of 2012, which was impacted by losses from storms in the Midwest and Alabama.

Consolidated Financial Condition

At June 30, 2013, the book value per share of our common stock was $29.00. We repurchased 3,577 shares of our common stock in the six-month period ended June 30, 2013. Under our share repurchase program, which expires in August 2014, we are authorized to repurchase an additional 1,126,143 shares of our common stock.

Net unrealized investment gains totaled $116.2 million as of June 30, 2013, a decrease of $27.9 million, net of tax, or 19.4 percent, since December 31, 2012. The decrease in net unrealized gains resulted from a decrease in our fixed maturity portfolio due to rising interest rates, partially offset by an increase in the fair value of our equity portfolio.

Our stockholders' equity increased to $734.4 million at June 30, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $37.9 million, which was offset by a decrease in net unrealized investment gains of $27.9 million, net of tax, and stockholder dividends of $8.3 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net premiums written (1)	$198,363	$180,237	$375,482	$344,870
Net premiums earned	$170,527	$153,914	$333,228	$300,670
Losses and loss settlement expenses	(115,528)	(100,220)	(207,621)	(187,530)
Amortization of deferred policy acquisition costs	(34,993)	(31,882)	(71,349)	(64,295)
Other underwriting expenses	(19,220)	(16,153)	(37,635)	(34,021)
Underwriting gain (1)	$786	$5,659	$16,623	$14,824

Investment income, net of investment expenses	12,288	11,720	22,773	22,358
Net realized investment gains (losses)	3,560	(629)	4,589	551
Other income	72	96	84	196
Income before income taxes	$16,706	$16,846	$44,069	$37,929

GAAP Ratios:
Net loss ratio	59.4%	57.3%	56.7%	53.7%
Catastrophes - effect on net loss ratio	8.3	7.8	5.6	8.7
Net loss ratio	67.7%	65.1%	62.3%	62.4%
Expense ratio (2)	31.8	31.2	32.7	32.7
Combined ratio	99.5%	96.3%	95.0%	95.1%
(1) The Measurement of Results section of this report defines data prepared in accordance with statutory accounting practices, which is a comprehensive basis of accounting other than U.S. GAAP.
(2) Includes policyholder dividends.

For the three- and six-month periods ended June 30, 2013, our property and casualty segment reported income before taxes of $16.7 million and $44.1 million, respectively, or an increase (decrease) of $(0.1) million and $6.1 million, respectively, compared to the same periods of 2012. The increase in the six months ended June 30, 2013 is primarily due to an increase in net premiums earned.

Net premiums earned increased 10.8 percent to $170.5 million in the three-month period ended June 30, 2013, compared to $153.9 million in the same period of 2012. In the six months ended June 30, 2013, net premiums earned also increased 10.8 percent to $333.2 million, compared to $300.7 million in the same period of 2012.

The GAAP combined ratio increased 3.2 percentage points to 99.5 percent for the three-month period ended June 30, 2013, compared to 96.3 percent for the same period of 2012. For the six-month period ended June 30, 2013, the GAAP combined ratio was 95.0 percent, which is consistent with 95.1 percent for the same period of 2012.

The net loss ratio, a component of the combined ratio, increased by 2.6 percentage points to 67.7 percentage points in the three-month period ended June 30, 2013, as compared to the same period in 2012. The increase is due primarily to an increase in loss and loss settlement expenses along with an increase in catastrophe loss experience. Pre-tax catastrophe losses totaled $14.2 million for the three-month period ended June 30, 2013, as compared to $12.0 million for the same period of 2012.

The net loss ratio in the six-month period ended June 30, 2013 decreased slightly compared with the same period of 2012.

The expense ratio, a component of the combined ratio, of 31.8 percentage points for the quarter ended June 30, 2013 increased by 0.6 percentage points as compared with the same period of 2012 primarily due to an increase in employee benefit plan expenses.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

Reserve Development

For many liability claims, significant periods of time, ranging up to several years and for certain construction defect claims more than a decade, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability. Reserves for these long-tail coverages represent a significant portion of our overall carried reserves.

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long tail lines these factors can change over the course of the settlement of the claim. However there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as possible after information about a claim becomes available. This approach tends to produce, on average, prudently conservative case reserves, which we expect to result in some level of favorable development over the course of settlement.

2013 Development

The property and casualty insurance segment experienced $16.4 million of favorable development in our net reserves for prior accident years during the three-month period ended June 30, 2013 and $40.5 million for the six months ended June 30, 2013. The three-month period ended June 30, 2013 results are slightly less than the results experienced in the three month period ended June 30, 2012, but our experience in the six months ended June 30, 2013 are consistent with our experience in the six month period ended June 30, 2012.

The favorable development in 2013 was primarily related to our long-tail lines of commercial business including other liability, workers compensation and auto liability. The favorable development is generally caused by changes in loss development patterns due to many factors discussed previously. Specifically, we observed a continuation of a trend, started in 2011, reducing the overall number of reported new construction defect claims and lower than expected emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable development trends.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. In the three-month period ended June 30, 2013, our total reserves remained relatively flat.

The following tables display our premiums earned, losses and loss settlement expenses and loss ratio by line of business:

Three Months Ended June 30,	2013			2012
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$49,175	$28,618	58.2%	$48,597	$19,866	40.9%
Fire and allied lines	39,416	26,093	66.2	32,245	31,489	97.7
Automobile	36,025	28,777	79.9	33,089	27,919	84.4
Workers' compensation	20,159	14,477	71.8	16,853	7,835	46.5
Fidelity and surety	4,048	(974)	(24.1)	4,118	(311)	(7.6)
Miscellaneous	517	45	8.7	245	63	25.7
Total commercial lines	$149,340	$97,036	65.0%	$135,147	$86,861	64.3%

Personal lines
Fire and allied lines	$10,689	$10,765	100.7%	$10,079	$7,257	72.0%
Automobile	5,515	4,367	79.2	5,056	4,301	85.1
Miscellaneous	235	667	NM	234	(69)	(29.5)
Total personal lines	$16,439	$15,799	96.1%	$15,369	$11,489	74.8%
Reinsurance assumed	$4,748	$2,693	56.7%	$3,398	$1,870	55.0%
Total	$170,527	$115,528	67.7%	$153,914	$100,220	65.1%

NM=Not meaningful

Six Months Ended June 30,	2013			2012
		Losses			Losses
		and Loss			and Loss
	Net	Settlement		Net	Settlement
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$94,504	$49,315	52.2%	$94,717	$42,214	44.6%
Fire and allied lines	80,390	44,694	55.6	63,791	57,331	89.9
Automobile	70,983	54,950	77.4	64,698	51,188	79.1
Workers' compensation	39,267	30,840	78.5	32,462	13,327	41.1
Fidelity and surety	8,807	(680)	(7.7)	8,415	(355)	(4.2)
Miscellaneous	562	659	117.3	477	64	13.4
Total commercial lines	$294,513	$179,778	61.0%	$264,560	$163,769	61.9%

Personal lines
Fire and allied lines	$21,125	$16,966	80.3%	$20,232	$10,875	53.8%
Automobile	10,861	7,562	69.6	10,185	7,437	73.0
Miscellaneous	288	901	NM	456	116	25.4
Total personal lines	$32,274	$25,429	78.8%	$30,873	$18,428	59.7%
Reinsurance assumed	$6,441	$2,414	37.5%	$5,237	$5,333	101.8%
Total	$333,228	$207,621	62.3%	$300,670	$187,530	62.4%
NM=Not meaningful

•
Commercial other liability lines - The loss ratio deteriorated 17.3 percentage points and 7.6 percentage points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods of 2012. The change was primarily due to an increase in large claims, which increased overall average claim severity.

•
Commercial fire and allied lines - The loss ratio improved 31.5 percentage points and 34.3 percentage points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods of 2012. The loss ratio improvement was due to the combination of a reduction in our catastrophe loss experience, premium growth, and favorable development on prior year reserves.

•
Workers' compensation - The loss ratio deteriorated by 25.3 percentage points and 37.4 percentage points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods of 2012. The change was primarily due to a few large claims and generally increased claim activity in 2013, especially when compared to the same period in 2012 when we experienced particularly low loss ratios.

•
Personal fire and allied lines - The loss ratio deteriorated 28.7 percentage points and 26.5 percentage points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods of 2012. The change was primarily due to unfavorable development in the three-month period ending June 30, 2013 on prior year claims.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Revenues
Net premiums earned	$15,840	$16,176	$29,956	$30,923
Investment income, net	16,731	17,029	32,710	35,537
Net realized investment gains
Other-than-temporary impairment charges	—	(4)	—	(4)
All other net realized gains	591	1,197	1,471	2,811
Net realized investment gains	591	1,193	1,471	2,807
Other income	110	147	213	303
Total revenues	$33,272	$34,545	$64,350	$69,570

Benefits, Losses and Expenses
Losses and loss settlement expenses	$4,907	$6,546	$10,284	$10,720
Future policy benefits	9,869	8,356	18,105	18,494
Amortization of deferred policy acquisition costs	1,715	2,297	3,440	4,435
Other underwriting expenses	4,088	4,388	8,021	8,514
Interest on policyholders' accounts	9,081	10,627	18,401	21,283
Total benefits, losses and expenses	$29,660	$32,214	$58,251	$63,446

Income before income taxes	$3,612	$2,331	$6,099	$6,124

Income before income taxes increased $1.3 million in the three-month period ended June 30, 2013, as compared to the same period of 2012. Income before income taxes decreased slightly in the six months ended June 30, 2013, as compared to the same period of 2012.

Net premiums earned decreased 2.1 percent to $15.8 million for the three-month period ended June 30, 2013, compared to $16.2 million in the same period of 2012. In the six months ended June 30, 2013, net premiums earned decreased 3.1 percent to $30.0 million, compared to $30.9 million in the same period of 2012. The decline in net premiums earned is due primarily to decreased sales of annuity with life contingency products.

Net investment income decreased 1.7 percent to $16.7 million for the three-month period ended June 30, 2013, compared to $17.0 million for the same period of 2012. In the six months ended June 30, 2013, net investment income decreased 8.0 percent to $32.7 million, compared to $35.5 million for the same period of 2012, due to the continued low interest rate environment.

Loss and loss settlement expenses decreased $1.6 million for three-month period ended June 30, 2013 compared to the same period of 2012. For the six-month period ended June 30, 2012, loss and loss settlement expenses decreased $0.4 million, compared to the same period of 2012, due to a decline in policy claims.

The liability for future policy benefits increased in the three-month period ended June 30, 2013 due to improvement in the timing of claims processing, but decreased slightly in the six months ended June 30, 2013, compared to the same periods of 2012, due to the increase in net withdrawals of annuity products, as we continue to reflect a more equal balance between fixed annuity products and life insurance products.

Deferred annuity deposits decreased 42.8 percent and 47.8 percent for the three- and six-month periods ended June 30, 2013, respectively, as compared with the same periods of 2012 because of reduced guaranteed interest rates on these products.

Net cash outflow related to our annuity business was $20.2 million and $46.1 million in the three- and six-month periods ended June 30, 2013, respectively, compared to a net cash outflow of $5.3 million and $5.6 million in the same periods of 2012. We attribute this to the activity described in the prior paragraph.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

Investment Portfolio

Our invested assets totaled $3,023.3 million at June 30, 2013, compared to $3,044.4 million at December 31, 2012, a decrease of $21.1 million. At June 30, 2013, fixed maturity securities and equity securities made up 92.0 percent and 6.6 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If extra cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2013, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$983	0.1%	$494	—%	$1,477	0.1%
Available-for-sale	1,158,516	83.9	1,606,300	97.7	2,764,816	91.5
Trading securities	12,551	0.9	—	—	12,551	0.4
Equity securities
Available-for-sale	176,290	12.8	20,867	1.3	197,157	6.5
Trading securities	1,981	0.1	—	—	1,981	0.1
Mortgage loans	—	—	4,529	0.3	4,529	0.1
Policy loans	—	—	6,369	0.4	6,369	0.2
Other long-term investments	28,826	2.1	4,797	0.3	33,623	1.1
Short-term investments	800	0.1	—	—	800	—
Total	$1,379,947	100.0%	$1,643,356	100.0%	$3,023,303	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2013 and December 31, 2012, we classified $2.8 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2013 and December 31, 2012, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2013 and December 31, 2012. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	June 30, 2013		December 31, 2012
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$622,082	22.4%	$481,754	17.1%
AA	574,587	20.7	646,516	22.9
A	626,187	22.5	632,962	22.4
Baa/BBB	889,871	32.0	998,818	35.4
Other/Not Rated	66,117	2.4	63,036	2.2
	$2,778,844	100.0%	$2,823,086	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at June 30, 2013, is 4.5 years compared to 4.0 years at December 31, 2012.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at June 30, 2013, is 4.5 years compared to 4.0 years at December 31, 2012.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at June 30, 2013 is 4.5 years compared to 4.0 years at December 31, 2012.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased by 0.9 percent and decreased by 4.2 percent in the three- and six-month periods ended June 30, 2013, compared with the same periods of 2012. The decrease in the six months ended June 30, 2013 is primarily due to historically low yields that reduce our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing investments rated investment grade or better, and we are more closely matching the duration of our investment portfolio to our liabilities.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2013, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2013, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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
Historically, we have generated substantial cash inflows from operations. It is our policy to invest the cash generated from operations in securities with maturities that correlate to the anticipated timing of payments for losses and loss settlement and future policyholder benefits of the underlying insurance policies, and annuity withdrawals. The majority of our assets are invested in available-for-sale fixed maturity securities.
The following table displays a summary of cash sources and uses in 2013 and 2012.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2013	2012
Cash provided by (used in)
Operating activities	$70,405	$75,145
Investing activities	(54,148)	(101,429)
Financing activities	(42,934)	(16,265)
Net decrease in cash and cash equivalents	$(26,677)	$(42,549)
Operating Activities
Net cash flows provided by operating activities totaled $70.4 million and $75.1 million for the six-month periods ended June 30, 2013 and 2012, respectively. The decrease reflects a higher level of property and casualty loss payments, which was partially offset by a higher level of property and casualty premiums collected.
Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2013 and 2012.

Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and our strategy for our portfolio, see the “Investment Portfolio” section contained in this item.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.2 billion, or 44.8 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2013, our cash and cash equivalents included $25.6 million related to these money market accounts, compared to $45.6 million at December 31, 2012.
Net cash flows used in investing activities totaled $54.1 million and $101.4 million for the six-month periods ended June 30, 2013 and 2012, respectively. For the six-month period ended June 30, 2013, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $246.7 million, compared to $318.9 million for the same period of 2012.
Our cash outflows for investment purchases were $298.2 million for six-month period ended June 30, 2013, compared to $419.5 million for the same period of 2012. In 2013, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities were $42.9 million for the six-month period ended June 30, 2013 compared to net cash flows used in financing activities of $16.3 million for the six-month period ended June 30, 2012. The increase was primarily due to net annuity withdrawals in the six-month period ended June 30, 2013, compared to net annuity deposits in the same period of 2012.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent. As of June 30, 2013, there were no balances outstanding under this credit agreement.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the Credit Agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the Credit Agreement. As of June 30, 2013, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part 1, Item 1, Note 8 "Debt."
Stockholders' Equity
Stockholders' equity increased 0.7 percent to $734.4 million at June 30, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $37.9 million offset by a decrease in net unrealized investment gains of $27.9 million, net of tax, during the first half of 2013, and by stockholder dividends of $8.3 million. At June 30, 2013, the book value per share of our common stock was $29.00, compared to $28.90 at December 31, 2012.

Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017, to make capital contributions upon request of the partnership. Our obligation was $2.9 million at June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net premiums written	$214,204	$196,395	$405,437	$375,775
Net change in unearned premium	(28,156)	(26,078)	(42,827)	(41,306)
Net change in prepaid reinsurance premium	319	(227)	574	(2,876)
Net premiums earned	$186,367	$170,090	$363,184	$331,593
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
ISO catastrophes	$13,982	$10,061	$18,493	$24,049
Non-ISO catastrophes (1)	239	1,894	239	2,004
Total catastrophes	$14,221	$11,955	$18,732	$26,053
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2013, we did not hold investments in sub-prime mortgages, credit default swaps, or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of June 30, 2013, to be ordinary, routine, and incidental to our business.
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

We are authorized to purchase 1,126,143 shares of common stock at June 30, 2013. Our share repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended June 30, 2013.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
4/1/2013 - 4/30/2013	—	$—	—	1,129,720
5/1/2013 - 5/31/2013	3,577	27.56	3,577	1,126,143
6/1/2013 - 6/30/2013	—	—	—	1,126,143

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Filed herewith
10.1
Assignment, Joinder, Assumption, and Release Agreement, between and among the Registrant, United Fire & Casulty Company, a syndicate of financial institutions, as lenders party thereto, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Swingline Lender, and Letter of Credit Issuer, dated as of June 4, 2013, previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 5, 2013, and incorporated herein by reference

11
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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2013; (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 6, 2013	August 6, 2013
(Date)	(Date)