Form 10-Q
period 2013-09-30
UNITED FIRE GROUP INC
filed 2013-11-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

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

As of November 1, 2013, 25,403,989 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2013

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2012 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this document for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include but are not limited to the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	Occurrence of catastrophic events, occurrence of significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	Developments in the domestic and global financial markets and "other-than-temporary" impairment losses that could affect our investment portfolio;

•	The calculation and recovery of deferred policy acquisition costs (“DAC”);

•	The valuation of pension and other postretirement benefit obligations;

•	Our relationship with our agencies and agents;

•	Our relationship with our reinsurers;

•	The financial strength of our reinsurers;

•	Our exposure to international catastrophes through our assumed reinsurance program;

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

These are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $1,120 in 2013 and $1,681 in 2012)	$1,102	$1,655
Available-for-sale, at fair value (amortized cost $2,724,100 in 2013 and $2,657,800 in 2012)	2,769,082	2,808,078
Trading securities, at fair value (amortized cost $8,480 in 2013 and $12,645 in 2012)	9,977	13,353
Equity securities
Available-for-sale, at fair value (cost $70,951 in 2013 and $66,892 in 2012)	208,538	177,127
Trading securities, at fair value (cost $2,335 in 2013 and $1,772 in 2012)	2,464	2,018
Mortgage loans	4,477	4,633
Policy loans	6,361	6,671
Other long-term investments	34,876	30,028
Short-term investments	800	800
	3,037,677	3,044,363
Cash and cash equivalents	86,691	107,466
Accrued investment income	29,064	30,375
Premiums receivable (net of allowance for doubtful accounts of $910 in 2013 and $866 in 2012)	233,747	188,289
Deferred policy acquisition costs	144,038	105,300
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $35,888 in 2013 and $34,093 in 2012)	44,579	43,090
Reinsurance receivables and recoverables	100,821	114,399
Prepaid reinsurance premiums	3,438	2,963
Income taxes receivable	2,924	16,536
Goodwill and intangible assets	27,239	28,259
Other assets	13,479	13,613
TOTAL ASSETS	$3,723,697	$3,694,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$978,174	$971,911
Life insurance	1,472,209	1,498,176
Unearned premiums	354,136	311,650
Accrued expenses and other liabilities	168,738	164,111
Deferred income taxes	6,213	19,628
TOTAL LIABILITIES	$2,979,470	$2,965,476
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,401,314 and 25,227,463 shares issued and outstanding in 2013 and 2012, respectively	$25	$25
Additional paid-in capital	212,522	208,536
Retained earnings	462,132	425,428
Accumulated other comprehensive income, net of tax	69,548	95,188
TOTAL STOCKHOLDERS’ EQUITY	$744,227	$729,177
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,723,697	$3,694,653
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012

Revenues
Net premiums earned	$194,219	$176,531	$557,403	$508,124
Investment income, net of investment expenses	27,278	28,665	82,761	86,560
Net realized investment gains (losses)
Other-than-temporary impairment charges	(139)	—	(139)	(4)
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $617 and $6,270 in 2013; and $91 and $3,111 in 2012; previously included in accumulated other comprehensive income)	1,329	1,300	7,389	4,662
Total net realized investment gains	1,190	1,300	7,250	4,658
Other income	337	85	634	584
Total revenues	$223,024	$206,581	$648,048	$599,926
Benefits, Losses and Expenses
Losses and loss settlement expenses	$131,168	$119,756	$349,073	$318,006
Increase in liability for future policy benefits	8,415	9,815	26,520	28,309
Amortization of deferred policy acquisition costs	38,767	36,167	113,556	104,897
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,915 and $4,400 in 2013; and $1,085 and $3,460 in 2012; previously included in accumulated other comprehensive income)	21,654	20,496	67,310	63,031
Interest on policyholders’ accounts	8,625	10,327	27,026	31,610
Total benefits, losses and expenses	$208,629	$196,561	$583,485	$545,853
Income before income taxes	$14,395	$10,020	$64,563	$54,073
Federal income tax expense (includes reclassifications of $455 and ($654) in 2013; and $348 and $124 in 2012; previously included in accumulated other comprehensive income)	2,670	1,290	14,949	11,443
Net income	$11,725	$8,730	$49,614	$42,630
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(282)	$19,404	$(37,576)	$41,335
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(282)	$19,404	$(37,576)	$41,335
Income tax effect	107	(6,616)	13,152	(14,290)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(175)	$12,788	$(24,424)	$27,045
Reclassification adjustment for net realized gains included in income	$(617)	$(91)	$(6,270)	$(3,111)
Reclassification adjustment for employee benefit costs included in expense	1,915	1,085	4,400	3,460
Total reclassification adjustments, before tax	$1,298	$994	$(1,870)	$349
Income tax effect	(455)	(348)	$654	$(124)
Total reclassification adjustments, after tax	$843	$646	$(1,216)	$225
Comprehensive income	$12,393	$22,164	$23,974	$69,900

Weighted average common shares outstanding	25,359,196	25,423,191	25,301,432	25,468,293
Basic earnings per common share	$0.46	$0.34	$1.96	$1.67
Diluted earnings per common share	0.45	0.34	1.94	1.67
Cash dividends declared per common share	0.18	0.15	0.51	0.45
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Nine Months Ended September 30, 2013

Common stock
Balance, beginning of year	$25
Shares repurchased (3,577 shares)	—
Shares issued for stock-based awards (177,428 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$208,536
Compensation expense and related tax benefit for stock-based award grants	1,010
Shares repurchased	(99)
Shares issued for stock-based awards	3,075
Balance, end of period	$212,522

Retained earnings
Balance, beginning of year	$425,428
Net income	49,614
Dividends on common stock ($0.51 per share)	(12,910)
Balance, end of period	$462,132

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$95,188
Change in net unrealized investment appreciation (1)	(28,500)
Change in liability for underfunded employee benefit plans(2)	2,860
Balance, end of period	$69,548

Summary of changes
Balance, beginning of year	$729,177
Net income	49,614
All other changes in stockholders’ equity accounts	(34,564)
Balance, end of period	$744,227

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$49,614	$42,630
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	11,715	10,909
Depreciation and amortization	4,120	5,989
Stock-based compensation expense	1,436	1,318
Net realized investment gains	(7,250)	(4,658)
Net cash flows from trading investments	3,836	(337)
Deferred income tax expense (benefit)	(4,352)	7,143
Changes in:
Accrued investment income	1,311	990
Premiums receivable	(45,458)	(31,244)
Deferred policy acquisition costs	(4,640)	(4,345)
Reinsurance receivables	13,578	(19,051)
Prepaid reinsurance premiums	(475)	3,029
Income taxes receivable	13,612	10,959
Other assets	134	4,575
Future policy benefits and losses, claims and loss settlement expenses	28,404	50,429
Unearned premiums	42,486	35,347
Accrued expenses and other liabilities	9,027	17,856
Deferred income taxes	4,743	(2,820)
Other, net	(3,814)	(3,373)
Total adjustments	$68,413	$82,716
Net cash provided by operating activities	$118,027	$125,346
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$23,007	$12,003
Proceeds from call and maturity of held-to-maturity investments	557	2,316
Proceeds from call and maturity of available-for-sale investments	370,531	433,619
Proceeds from short-term and other investments	2,569	3,791
Purchase of available-for-sale investments	(468,934)	(557,257)
Purchase of short-term and other investments	(3,475)	(9,000)
Net purchases and sales of property and equipment	(4,589)	(1,391)
Net cash used in investing activities	$(80,334)	$(115,919)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$97,893	$109,900
Withdrawals from investment and universal life contracts	(146,001)	(106,978)
Repayment of short-term debt	—	(45,000)
Repayment of trust preferred securities	—	(15,626)
Payment of cash dividends	(12,910)	(11,455)
Repurchase of common stock	(99)	(2,900)
Issuance of common stock	3,075	760
Tax impact from issuance of common stock	(426)	(89)
Net cash used in financing activities	$(58,468)	$(71,388)
Net Change in Cash and Cash Equivalents	$(20,775)	$(61,961)
Cash and Cash Equivalents at Beginning of Period	107,466	144,527
Cash and Cash Equivalents at End of Period	$86,691	$82,566
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 43 states and the District of Columbia, and as a life insurer in 37 states.
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K, including certain financial statement footnote disclosures, are not required by the rules and regulations of the SEC for interim financial reporting and have been condensed or omitted.
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
Management of United Fire believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. The review report of Ernst & Young LLP as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2013 and 2012, we made payments for income taxes totaling $10,117 and $11,363, respectively. We received tax refunds of $8,744 and $15,508, respectively, during the nine-month periods ended September 30, 2013 and 2012.

For the nine-month period ended September 30, 2013, we made no interest payments. For the nine-month period ended September 30, 2012, we made interest payments totaling $960. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2013.

	Property & Casualty	Life Insurance	Total
Recorded asset at beginning of period	$64,947	$40,353	$105,300
Underwriting costs deferred	113,812	4,384	118,196
Amortization of deferred policy acquisition costs	(108,591)	(4,965)	(113,556)
Ending unamortized deferred policy acquisition costs	$70,168	$39,772	$109,940
Change in "shadow" deferred policy acquisition costs	—	34,098	34,098
Recorded asset at end of period	$70,168	$73,870	$144,038

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

For traditional life insurance policies, DAC is amortized to income over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. For non-traditional life policies, DAC is amortized over the anticipated terms in proportion to the ratio of the expected annual gross profits to the total expected gross profits. Expected premium revenue and gross profits are based on the same mortality and withdrawal assumptions used in determining future policy benefits. For non-traditional policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $4,597 and $38,695 at September 30, 2013 and December 31, 2012, respectively.
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
We reported a federal income tax expense of $14,949 and $11,443 for the nine-month periods ended September 30, 2013 and 2012, respectively. Our effective tax rate is different than the federal statutory rate of 35.0% due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We did not recognize any liability for unrecognized tax benefits at September 30, 2013 or December 31, 2012. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2011 tax year.
Recently Issued Accounting Standards
Adopted Accounting Standards in 2013

Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires significant items that are reclassified out of accumulated other comprehensive income ("AOCI") to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance was effective for annual and interim periods beginning after December 15, 2012. The Company adopted the new guidance effective January 1, 2013. The adoption of the new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.
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
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2013 and December 31, 2012, is as follows:

September 30, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$684	$7	$—	$691
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	218	11	—	229
Total Held-to-Maturity Fixed Maturities	$1,102	$18	$—	$1,120
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$35,882	$551	$86	$36,347
U.S. government agency	224,953	449	11,844	213,558
States, municipalities and political subdivisions	699,796	36,302	9,138	726,960
Foreign bonds	174,839	6,333	324	180,848
Public utilities	224,874	8,620	947	232,547
Corporate bonds
Energy	154,915	4,802	858	158,859
Industrials	242,348	6,783	2,257	246,874
Consumer goods and services	176,217	4,544	1,099	179,662
Health care	95,424	3,576	1,074	97,926
Technology, media and telecommunications	130,972	2,968	3,203	130,737
Financial services	241,319	8,921	763	249,477
Mortgage-backed securities	23,641	308	269	23,680
Collateralized mortgage obligations	294,759	2,393	10,067	287,085
Asset-backed securities	3,827	358	—	4,185
Redeemable preferred stocks	334	3	—	337
Total Available-for-Sale Fixed Maturities	$2,724,100	$86,911	$41,929	$2,769,082
Equity securities
Common stocks
Public utilities	$7,231	$8,543	$41	$15,733
Energy	5,094	8,152	—	13,246
Industrials	13,308	27,741	59	40,990
Consumer goods and services	10,356	9,391	10	19,737
Health care	7,920	13,767	—	21,687
Technology, media and telecommunications	6,204	6,229	64	12,369
Financial services	15,854	64,267	90	80,031
Nonredeemable preferred stocks	4,984	5	244	4,745
Total Available-for-Sale Equity Securities	$70,951	$138,095	$508	$208,538
Total Available-for-Sale Securities	$2,795,051	$225,006	$42,437	$2,977,620

December 31, 2012
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,185	$11	$—	$1,196
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	256	15	—	271
Collateralized mortgage obligations	14	—	—	14
Total Held-to-Maturity Fixed Maturities	$1,655	$26	$—	$1,681
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$37,887	$939	$5	$38,821
U.S. government agency	45,566	429	67	45,928
States, municipalities and political subdivisions	739,752	55,572	819	794,505
Foreign bonds	207,359	11,863	62	219,160
Public utilities	232,550	15,208	32	247,726
Corporate bonds
Energy	169,973	9,758	—	179,731
Industrials	280,185	13,690	212	293,663
Consumer goods and services	193,313	9,813	151	202,975
Health care	115,654	7,111	80	122,685
Technology, media and telecommunications	123,660	6,909	198	130,371
Financial services	271,061	13,858	1,059	283,860
Mortgage-backed securities	27,940	888	21	28,807
Collateralized mortgage obligations	208,042	7,702	1,160	214,584
Asset-backed securities	4,480	406	—	4,886
Redeemable preferred stocks	378	—	2	376
Total Available-for-Sale Fixed Maturities	$2,657,800	$154,146	$3,868	$2,808,078
Equity securities
Common stocks
Public utilities	$7,231	$7,268	$83	$14,416
Energy	5,094	6,903	—	11,997
Industrials	13,031	19,827	174	32,684
Consumer goods and services	10,394	8,535	50	18,879
Health care	7,920	10,286	125	18,081
Technology, media and telecommunications	5,367	5,155	95	10,427
Financial services	15,701	52,936	145	68,492
Nonredeemable preferred stocks	2,154	25	28	2,151
Total Available-for-Sale Equity Securities	$66,892	$110,935	$700	$177,127
Total Available-for-Sale Securities	$2,724,692	$265,081	$4,568	$2,985,205

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$570	$572	$257,096	$261,686	$1,828	$1,972
Due after one year through five years	314	319	989,457	1,039,814	3,965	4,918
Due after five years through 10 years	—	—	830,883	844,061	—	—
Due after 10 years	—	—	324,437	308,571	2,687	3,087
Asset-backed securities	—	—	3,827	4,185	—	—
Mortgage-backed securities	218	229	23,641	23,680	—	—
Collateralized mortgage obligations	—	—	294,759	287,085	—	—
	$1,102	$1,120	$2,724,100	$2,769,082	$8,480	$9,977
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized investment gains (losses)
Fixed maturities:
Held-to-maturity	$—	$11	$—	$11
Available-for-sale	626	91	2,531	2,414
Trading securities
Change in fair value	360	966	790	927
Sales	310	(64)	608	313
Equity securities
Available-for-sale	(9)	—	3,739	697
Trading securities
Change in fair value	(97)	296	(116)	296
Sales	—	—	38	—
Other long-term investments	—	—	(340)	—
Total net realized investment gains	$1,190	$1,300	$7,250	$4,658
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$17,036	$—	$23,007	$12,003
Gross realized gains	213	—	451	472
Gross realized losses	(139)	—	(139)	(25)
There were no sales of held-to-maturity securities during the three- and nine-month periods ended September 30, 2013 and 2012.

Our investment portfolio includes trading securities with embedded derivatives. These securities, which are primarily convertible redeemable preferred debt securities, are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $12,441 and $15,371 at September 30, 2013 and December 31, 2012, respectively.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $1,950 at September 30, 2013.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2013	2012
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(105,296)	$29,205
Equity securities	27,352	19,873
Deferred policy acquisition costs	34,098	(10,854)
Income tax effect	15,346	(13,270)
Total change in net unrealized investment appreciation, net of tax	$(28,500)	$24,954
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2013, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss which resulted in the recognition of a $139 credit loss OTTI in our unaudited Consolidated Statements of Income and Comprehensive Income for the three- and nine-month periods ended September 30, 2013. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at September 30, 2013. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2013 was $42. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

September 30, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	8	$7,493	$86	—	$—	$—	$7,493	$86
U.S. government agency	61	170,795	11,844	—	—	—	170,795	11,844
States, municipalities and political subdivisions	156	119,047	8,255	2	5,867	883	124,914	9,138
Foreign bonds	9	23,867	324	—	—	—	23,867	324
Public utilities	27	52,241	947	—	—	—	52,241	947
Corporate bonds
Energy	10	25,104	858	—	—	—	25,104	858
Industrials	27	71,118	2,257	—	—	—	71,118	2,257
Consumer goods and services	19	38,968	983	6	3,256	116	42,224	1,099
Health care	9	25,008	963	1	1,181	111	26,189	1,074
Technology, media and telecommunications	16	55,331	3,203	—	—	—	55,331	3,203
Financial services	6	17,773	699	2	6,513	64	24,286	763
Mortgage-backed securities	37	10,620	250	5	333	19	10,953	269
Collateralized mortgage obligations	100	198,380	8,637	13	26,367	1,430	224,747	10,067
Total Available-for-Sale Fixed Maturities	485	$815,745	$39,306	29	$43,517	$2,623	$859,262	$41,929
Equity securities
Common stocks
Public utilities	3	$267	$41	—	$—	$—	$267	$41
Industrials	—	—	—	3	140	59	140	59
Consumer goods and services	—	—	—	2	66	10	66	10
Technology, media and telecommunications	4	245	2	6	227	62	472	64
Financial services	1	47	19	3	206	71	253	90
Nonredeemable preferred stocks	3	3,425	183	2	1,170	61	4,595	244
Total Available-for-Sale Equity Securities	11	$3,984	$245	16	$1,809	$263	$5,793	$508
Total Available-for-Sale Securities	496	$819,729	$39,551	45	$45,326	$2,886	$865,055	$42,437

December 31, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	2	$1,724	$5	—	$—	$—	$1,724	$5
U.S. government agency	5	17,654	67	—	—	—	17,654	67
States, municipalities and political subdivisions	31	41,775	819	—	—	—	41,775	819
Foreign bonds	1	3,323	48	1	558	14	3,881	62
Public utilities	2	3,155	32	—	—	—	3,155	32
Corporate bonds
Industrials	4	12,194	109	1	2,897	103	15,091	212
Consumer goods and services	—	—	—	7	4,606	151	4,606	151
Health care	3	7,416	80	—	—	—	7,416	80
Technology, media and telecommunications	5	13,402	198	—	—	—	13,402	198
Financial services	2	1,005	1	24	24,693	1,058	25,698	1,059
Mortgage-backed securities	7	4,472	21	—	—	—	4,472	21
Collateralized mortgage obligations	27	74,702	1,004	1	29	156	74,731	1,160
Redeemable preferred stocks	2	376	2	—	—	—	376	2
Total Available-for-Sale Fixed Maturities	91	$181,198	$2,386	34	$32,783	$1,482	$213,981	$3,868
Equity securities
Common stocks
Public utilities	3	$225	$83	—	$—	$—	$225	$83
Industrials	4	482	52	9	621	122	1,103	174
Consumer goods and services	2	280	19	4	372	31	652	50
Health care	1	31	2	3	896	123	927	125
Technology, media and telecommunications	5	241	7	7	581	88	822	95
Financial services	1	47	19	7	1,109	126	1,156	145
Nonredeemable preferred stocks	—	—	—	2	1,203	28	1,203	28
Total Available-for-Sale Equity Securities	16	$1,306	$182	32	$4,782	$518	$6,088	$700
Total Available-for-Sale Securities	107	$182,504	$2,568	66	$37,565	$2,000	$220,069	$4,568

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
Our other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. The values of the partnerships are determined by the fund managers primarily based on the fair value of the underlying investments held. In management’s opinion, these values represent a reasonable estimate of fair value.
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

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$1,120	$1,102	$1,681	$1,655
Available-for-sale securities	2,769,082	2,769,082	2,808,078	2,808,078
Trading securities	9,977	9,977	13,353	13,353
Equity securities:
Available-for-sale securities	208,538	208,538	177,127	177,127
Trading securities	2,464	2,464	2,018	2,018
Mortgage loans	4,278	4,477	5,037	4,633
Policy loans	6,361	6,361	6,671	6,671
Other long-term investments	34,876	34,876	30,028	30,028
Short-term investments	800	800	800	800
Cash and cash equivalents	86,691	86,691	107,466	107,466
Accrued investment income	29,064	29,064	30,375	30,375
Liabilities
Policy reserves
Annuity (accumulations) (1)	$965,177	$935,869	$1,043,866	$983,579
Annuity (benefit payments)	137,358	93,695	139,213	93,701
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2013 and December 31, 2012 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2013 and December 31, 2012:

		Fair Value Measurements
Description	September 30, 2013	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$36,347	$—	$36,347	$—
U.S. government agency	213,558	—	213,558	—
States, municipalities and political subdivisions	726,960	—	726,172	788
Foreign bonds	180,848	—	180,848	—
Public utilities	232,547	—	232,547	—
Corporate bonds
Energy	158,859	—	158,859	—
Industrials	246,874	—	243,778	3,096
Consumer goods and services	179,662	—	178,171	1,491
Health care	97,926	—	97,926	—
Technology, media and telecommunications	130,737	—	130,737	—
Financial services	249,477	—	237,113	12,364
Mortgage-backed securities	23,680	—	23,680	—
Collateralized mortgage obligations	287,085	—	287,085	—
Asset-backed securities	4,185	—	1,979	2,206
Redeemable preferred stocks	337	337	—	—
Total Available-for-Sale Fixed Maturities	$2,769,082	$337	$2,748,800	$19,945
Equity securities
Common stocks
Public utilities	$15,733	$15,733	$—	$—
Energy	13,246	13,246	—	—
Industrials	40,990	40,969	21	—
Consumer goods and services	19,737	19,737	—	—
Health care	21,687	21,687	—	—
Technology, media and telecommunications	12,369	12,369	—	—
Financial services	80,031	76,161	61	3,809
Nonredeemable preferred stocks	4,745	1,715	3,030	—
Total Available-for-Sale Equity Securities	$208,538	$201,617	$3,112	$3,809
Total Available-for-Sale Securities	$2,977,620	$201,954	$2,751,912	$23,754
TRADING
Bonds
Foreign bonds	$1,262	$—	$1,262	$—
Corporate bonds
Industrials	1,213	—	1,213	—
Consumer goods and services	111	—	111	—

Health care	969	—	969	—
Technology, media and telecommunications	2,595	—	2,595	—
Financial services	1,572	—	1,572	—
Redeemable preferred stocks	2,255	2,255	—	—
Equity securities
Energy	556	556	—	—
Health care	315	315	—	—
Nonredeemable preferred stocks	1,593	1,593	—	—
Total Trading Securities	$12,441	$4,719	$7,722	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$26,652	$26,652	$—	$—
Total Assets Measured at Fair Value	$3,017,513	$234,125	$2,759,634	$23,754

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$38,821	$—	$38,821	$—
U.S. government agency	45,928	—	45,928	—
States, municipalities and political subdivisions	794,505	—	793,755	750
Foreign bonds	219,160	—	218,602	558
Public utilities	247,726	—	247,726	—
Corporate bonds
Energy	179,731	—	179,731	—
Industrials	293,663	—	290,766	2,897
Consumer goods and services	202,975	—	201,633	1,342
Health care	122,685	—	122,685	—
Technology, media and telecommunications	130,371	—	130,371	—
Financial services	283,860	—	271,991	11,869
Mortgage-backed securities	28,807	—	28,807	—
Collateralized mortgage obligations	214,584	—	214,584	—
Asset-backed securities	4,886	—	2,398	2,488
Redeemable preferred stocks	376	376	—	—
Total Available-for-Sale Fixed Maturities	$2,808,078	$376	$2,787,798	$19,904
Equity securities
Common stocks
Public utilities	$14,416	$14,416	$—	$—
Energy	11,997	11,997	—	—
Industrials	32,684	32,658	26	—
Consumer goods and services	18,879	18,879	—	—
Health care	18,081	18,081	—	—
Technology, media and telecommunications	10,427	10,427	—	—
Financial services	68,492	64,800	56	3,636
Nonredeemable preferred stocks	2,151	1,906	245	—
Total Available-for-Sale Equity Securities	$177,127	$173,164	$327	$3,636
Total Available-for-Sale Securities	$2,985,205	$173,540	$2,788,125	$23,540
TRADING
Bonds
Foreign bonds	$1,379	$—	$1,379	$—
Corporate bonds
Industrials	1,299	—	1,299	—
Consumer goods and services	1,532	—	1,532	—
Health care	1,824	—	1,824	—
Technology, media and telecommunications	2,250	—	2,250	—

Financial services	1,486	—	1,486	—
Redeemable preferred stocks	3,583	3,583	—	—
Equity securities - health care	303	303	—	—
Nonredeemable preferred stocks	1,715	1,715	—	—
Total Trading Securities	$15,371	$5,601	$9,770	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$45,613	$45,613	$—	$—
Total Assets Measured at Fair Value	$3,046,989	$225,554	$2,797,895	$23,540

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
For the three- and nine-month periods ended September 30, 2013, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases, which were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no significant transfers of securities between Level 1 and Level 2 during the period.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2013:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2013	$788	$—	$17,746	$2,311	$3,809	$24,654
Realized gains (1)	—	—	—	18	—	18
Unrealized losses(1)	—	—	(533)	(20)	—	(553)
Purchases	—	—	105	—	—	105
Disposals	—	—	(367)	(103)	—	(470)
Balance at September 30, 2013	$788	$—	$16,951	$2,206	$3,809	$23,754
(1) Realized gains are recorded as a component of earnings whereas unrealized losses are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2013:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at December 31, 2012	$750	$558	$16,108	$2,488	$3,636	$23,540
Realized gains (1)	—	35	—	18	—	53
Unrealized gains(1)	103	13	1,554	—	—	1,670
Purchases	—	—	105	—	173	278
Disposals	(65)	(606)	(816)	(300)	—	(1,787)
Balance at September 30, 2013	$788	$—	$16,951	$2,206	$3,809	$23,754
(1) Realized gains are recorded as a component of earnings, whereas unrealized gains are recorded as a component of comprehensive income.
The fixed maturities reported as disposals for the three- and nine-month periods ended September 30, 2013 relate to the receipt of principal on calls or sinking fund bonds, in accordance with the applicable indentures.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$1,575	$1,777	$1,401	$496
Interest cost	1,295	1,263	472	398
Expected return on plan assets	(1,443)	(1,341)	—	—
Amortization of prior service cost	—	2	—	(8)
Amortization of net loss	1,530	1,035	385	56
Net periodic benefit cost	$2,957	$2,736	$2,258	$942

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$4,725	$3,846	$2,906	$1,488
Interest cost	3,882	3,787	1,319	1,194
Expected return on plan assets	(4,329)	(4,023)	—	—
Amortization of prior service cost	—	5	—	(24)
Amortization of net loss	3,741	3,311	659	168
Net periodic benefit cost	$8,019	$6,926	$4,884	$2,826

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we expected to contribute $7,000 to the pension plan in 2013. For the nine-month period ended September 30, 2013, we contributed $7,000 to the pension plan. We anticipate that the total contribution in 2013 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 345,056 authorized shares remaining available for future issuance at September 30, 2013. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees.
Options granted pursuant to the 2008 Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the 2008 Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2013	From Inception to September 30, 2013
Beginning balance	568,746	1,900,000
Number of awards granted	(238,517)	(1,682,341)
Number of awards forfeited or expired	14,827	127,397
Ending balance	345,056	345,056
Number of option awards exercised	139,476	366,318
Number of unrestricted stock awards granted	780	4,400
Number of restricted stock awards vested	18,576	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At September 30, 2013, we had 103,912 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2013	From Inception to September 30, 2013
Beginning balance	130,012	300,000
Number of awards granted	(26,100)	(202,091)
Number of awards forfeited or expired	—	6,003
Ending balance	103,912	103,912
Number of option awards exercised	3,156	3,156
Number of restricted stock awards vested	6,402	6,402

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2013 and 2012, we recognized stock-based compensation expense of $618 and $402, respectively. For the nine-month periods ended September 30, 2013 and 2012, we recognized stock-based compensation expense of $1,436 and $1,318, respectively.

As of September 30, 2013, we had $3,613 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2013 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2013	$346
2014	1,224
2015	993
2016	569
2017	423
2018	58
Total	$3,613

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

We have reconciled the following table for the three-month periods ended September 30, 2013 and 2012 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2013
Net premiums earned	$178,553	$15,789	$194,342
Investment income, net of investment expenses	11,679	15,587	27,266
Net realized investment gains	816	374	1,190
Other income	145	192	337
Total reportable segment	$191,193	$31,942	$223,135
Intersegment eliminations	12	(123)	(111)
Total revenues	$191,205	$31,819	$223,024
Net income	$10,282	$1,443	$11,725
Assets	$1,977,120	$1,746,577	$3,723,697
Invested assets	$1,401,982	$1,635,695	$3,037,677
Three Months Ended September 30, 2012
Net premiums earned	$161,232	$15,412	$176,644
Investment income, net of investment expenses	11,093	17,614	28,707
Net realized investment gains	1,214	86	1,300
Other income (losses)	(19)	104	85
Total reportable segment	$173,520	$33,216	$206,736
Intersegment eliminations	(42)	(113)	(155)
Total revenues	$173,478	$33,103	$206,581
Net income	$7,616	$1,114	$8,730
Assets	$1,923,407	$1,814,403	$3,737,810
Invested assets	$1,334,278	$1,734,788	$3,069,066

We have reconciled the following table for the nine-month periods ended September 30, 2013 and 2012 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2013
Net premiums earned	$511,781	$45,991	$557,772
Investment income, net of investment expenses	34,379	48,297	82,676
Net realized investment gains	5,405	1,845	7,250
Other income	229	405	634
Total reportable segment	$551,794	$96,538	$648,332
Intersegment eliminations	85	(369)	(284)
Total revenues	$551,879	$96,169	$648,048
Net income	$44,207	$5,407	$49,614
Assets	$1,977,120	$1,746,577	$3,723,697
Invested assets	$1,401,982	$1,635,695	$3,037,677

Nine Months Ended September 30, 2012
Net premiums earned	$461,902	$46,557	$508,459
Investment income, net of investment expenses	33,533	53,151	86,684
Net realized investment gains	1,765	2,893	4,658
Other income	177	407	584
Total reportable segment	$497,377	$103,008	$600,385
Intersegment eliminations	(124)	(335)	(459)
Total revenues	$497,253	$102,673	$599,926
Net income	$37,607	$5,023	$42,630
Assets	$1,923,407	$1,814,403	$3,737,810
Invested assets	$1,334,278	$1,734,788	$3,069,066

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(In Thousands Except Share Data)	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$11,725	$11,725	$8,730	$8,730
Weighted-average common shares outstanding	25,359,196	25,359,196	25,423,191	25,423,191
Add dilutive effect of restricted stock awards	—	59,849	—	56,608
Add dilutive effect of stock options	—	152,576	—	46,863
Weighted-average common shares for EPS calculation	25,359,196	25,571,621	25,423,191	25,526,662
Earnings per common share	$0.46	$0.45	$0.34	$0.34
Awards excluded from diluted EPS calculation(1)	—	646,226	—	719,563

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(In Thousands Except Share Data)	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$49,614	$49,614	$42,630	$42,630
Weighted-average common shares outstanding	25,301,432	25,301,432	25,468,293	25,468,293
Add dilutive effect of restricted stock awards	—	59,849	—	56,608
Add dilutive effect of stock options	—	152,930	—	41,745
Weighted-average common shares for EPS calculation	25,301,432	25,514,211	25,468,293	25,566,646
Earnings per common share	$1.96	$1.94	$1.67	$1.67
Awards excluded from diluted EPS calculation(1)	—	661,826	—	1,098,292

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
During the term of this credit agreement, we have the right to increase the total credit facility from $100,000 up to $125,000 if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Any principal outstanding under the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.

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
There was no outstanding balance on the credit facility at September 30, 2013 and 2012. For the nine-month period ended September 30, 2013, we did not incur any interest expense related to this credit facility. For the nine-month period ended September 30, 2012, we incurred $780 in interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at September 30, 2013.
In connection with our acquisition of Mercer Insurance Group on March 28, 2011, we acquired three statutory trusts with outstanding issuances of trust preferred securities with a balance as of the acquisition date of $15,614. We redeemed two of the issuances totaling $8,035 during the three-month period ended March 31, 2012 and the remaining issuance in full in April 2012. We incurred $509 of interest expense related to these trust preferred securities for the nine-month period ended September 30, 2012.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2013:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of June 30, 2013	$116,173	$(47,293)	$68,880
Change in accumulated other comprehensive income before reclassifications	(175)	—	(175)
Reclassification adjustments from accumulated other comprehensive income	(402)	1,245	843
Balance as of September 30, 2013	$115,596	$(46,048)	$69,548

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2013:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of December 31, 2012	$144,096	$(48,908)	$95,188
Change in accumulated other comprehensive income before reclassifications	(24,424)	—	(24,424)
Reclassification adjustments from accumulated other comprehensive income	(4,076)	2,860	(1,216)
Balance as of September 30, 2013	$115,596	$(46,048)	$69,548

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
November 5, 2013

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes in our critical accounting policies from December 31, 2012.

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by more than 900 independent agencies.

Segments

We operate two business segments, each with a wide range of products:

•	property and casualty insurance, which includes commercial insurance, personal insurance, surety bonds and assumed reinsurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life) insurance products.

We manage these business segments separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

For the nine-month period ended September 30, 2013, property and casualty insurance business accounted for approximately 92.0 percent of our net premiums earned, of which 90.4 percent was generated from commercial lines. Life insurance business accounted for approximately 8.0 percent of our net premiums earned, of which 69.4 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the nine-month period ended September 30, 2013, approximately 50.0 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 84.0 percent of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Nebraska and Illinois.

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
Profit Factors
Our profitability is influenced by many factors, including price, competition, economic conditions, investment returns, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, prudent management of our investments, appropriate matching of assets and liabilities and effective and efficient use of technology.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2013	2012	%	2013	2012	%
Revenues
Net premiums earned	$194,219	$176,531	10.0%	$557,403	$508,124	9.7%
Investment income, net of investment expenses	27,278	28,665	(4.8)	82,761	86,560	(4.4)
Net realized investment gains (losses)
Other-than-temporary impairment charges	(139)	—	NM	(139)	(4)	NM
All other net realized gains	1,329	1,300	2.2	7,389	4,662	58.5
Net realized investment gains	1,190	1,300	(8.5)	7,250	4,658	55.6
Other income	337	85	NM	634	584	8.6
Total revenues	$223,024	$206,581	8.0%	$648,048	$599,926	8.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$131,168	$119,756	9.5%	$349,073	$318,006	9.8%
Increase in liability for future policy benefits	8,415	9,815	(14.3)	26,520	28,309	(6.3)
Amortization of deferred policy acquisition costs	38,767	36,167	7.2	113,556	104,897	8.3
Other underwriting expenses	21,654	20,496	5.6	67,310	63,031	6.8
Interest on policyholders' accounts	8,625	10,327	(16.5)	27,026	31,610	(14.5)
Total benefits, losses and expenses	$208,629	$196,561	6.1%	$583,485	$545,853	6.9%

Income before income taxes	$14,395	$10,020	43.7%	$64,563	$54,073	19.4%
Federal income tax expense	2,670	1,290	107.0	14,949	11,443	30.6%
Net income	$11,725	$8,730	34.3%	$49,614	$42,630	16.4%
NM=Not meaningful

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2013:

Consolidated Results of Operations

For the three-month period ended September 30, 2013, net income was $11.7 million compared to $8.7 million for the same period of 2012, driven primarily by growth in property and casualty premium revenue, which was partially offset by an increase in loss and loss settlement expenses. Consolidated net premiums earned increased to $194.2 million, compared to $176.5 million for the same period of 2012. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings.

Losses and loss settlement expenses increased by $11.4 million during the third quarter of 2013 compared to the same period of 2012, primarily due to growth in our overall business and an increase in loss severity.

For the nine-month period ended September 30, 2013, net income was $49.6 million compared to $42.6 million for the same period of 2012, driven primarily by growth in property and casualty premium revenue, which was partially offset by an increase in loss and loss settlement expenses. Consolidated net premiums earned increased to $557.4 million, compared to $508.1 million for the same period of 2012. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings.

Losses and loss settlement expenses increased by $31.1 million during the first nine months of 2013 compared to the same period of 2012, primarily due to the overall growth in our business and an increase in loss severity in the commercial automobile and workers compensation lines of business, partially offset by a decrease in catastrophe loss experience. Pre-tax catastrophe losses totaled $27.2 million compared to $34.5 million in the same period of 2012, which was impacted by losses from storms in the Midwest.

Consolidated Financial Condition

At September 30, 2013, the book value per share of our common stock was $29.30. We repurchased 3,577 shares of our common stock in the nine-month period ended September 30, 2013. Under our share repurchase program, which is scheduled to expire in August 2014, we are authorized to repurchase an additional 1,126,143 shares of our common stock.

Net unrealized investment gains totaled $115.6 million as of September 30, 2013, a decrease of $28.5 million, net of tax, or 19.8 percent, since December 31, 2012. The decrease in net unrealized gains resulted from a decrease in our fair value of the fixed maturity investment portfolio due to rising interest rates, partially offset by an increase in the fair value of our equity investment portfolio.

Our stockholders' equity increased to $744.2 million at September 30, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $49.6 million, which was offset by a decrease in net unrealized investment gains of $28.5 million, net of tax, and stockholder dividends of $12.9 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands Except Ratios)	2013	2012	2013	2012
Net premiums written	$178,313	$155,433	$553,795	$500,303
Net premiums earned	$178,553	$161,232	$511,781	$461,902
Losses and loss settlement expenses	(124,643)	(114,846)	(332,264)	(302,376)
Amortization of deferred policy acquisition costs	(37,243)	(34,060)	(108,591)	(98,355)
Other underwriting expenses	(17,219)	(16,332)	(54,854)	(50,353)
Underwriting gain (loss)	$(552)	$(4,006)	$16,072	$10,818

Investment income, net of investment expenses	11,691	11,051	34,464	33,409
Net realized investment gains (losses)
Other-than-temporary impairment charges	(139)	—	(139)	—
All other net realized gains	955	1,214	5,544	1,765
Net realized investment gains	816	1,214	5,405	1,765
Other income (loss)	145	(19)	229	177
Income before income taxes	$12,100	$8,240	$56,170	$46,169

GAAP Ratios:
Net loss ratio	65.1%	65.9%	59.6%	58.0%
Catastrophes - effect on net loss ratio	4.7	5.3	5.3	7.5
Net loss ratio (1)	69.8%	71.2%	64.9%	65.5%
Expense ratio (2)	30.5	31.3	31.9	32.2
Combined ratio (3)	100.3%	102.5%	96.8%	97.7%
(1) The net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our unaudited Consolidated Financial Statements.
(2) The expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(3) The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of two separately calculated ratios, the loss and loss settlement expense ratio (the “net loss ratio”) and the underwriting expense ratio (the “expense ratio”).

For the three- and nine-month periods ended September 30, 2013, our property and casualty segment reported income before taxes of $12.1 million and $56.2 million, respectively, or an increase of $3.9 million and $10.0 million, respectively, compared to the same periods of 2012. The increase in the nine months ended September 30, 2013 is primarily due to an increase in net premiums earned partially offset by an increase in loss and loss settlement expenses.

Net premiums earned increased 10.7 percent to $178.6 million in the three-month period ended September 30, 2013, compared to $161.2 million in the same period of 2012. In the nine months ended September 30, 2013, net premiums earned also increased 10.8 percent to $511.8 million, compared to $461.9 million in the same period of 2012.

The GAAP combined ratio decreased 2.2 percentage points to 100.3 percent for the three-month period ended September 30, 2013, compared to 102.5 percent for the same period of 2012. For the nine-month period ended September 30, 2013, the GAAP combined ratio was 96.8 percent, compared to 97.7 percent for the same period of 2012.

The net loss ratio, a component of the combined ratio, decreased by 1.4 percentage points to 69.8 percentage points in the three-month period ended September 30, 2013, as compared to the same period in 2012. The decrease is primarily due to increased premiums and improvement in underwriting results. Pre-tax catastrophe losses totaled $8.5 million for the three-month period ended September 30, 2013, which is consistent with the same period of 2012.

The net loss ratio in the nine-month period ended September 30, 2013 decreased 0.6 percentage points as compared with the same period of 2012. The decrease is due to increased premiums and lower catastrophe losses in 2013 as compared with the same period of 2012.

The expense ratio, a component of the combined ratio, of 30.5 percentage points for the quarter ended September 30, 2013 decreased by 0.8 percentage points as compared with the same period of 2012, due to an increase in net earned premiums.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

Reserve Development

For many liability claims, significant periods of time, ranging up to several years and for certain construction defect claims more than a decade, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement or other disposition of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability. Reserves for these long-tail coverages represent a significant portion of our overall carried reserves.

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long-tail lines these factors can change over the course of the settlement of the claim. However there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available.

2013 Development

The property and casualty insurance segment experienced $8.6 million of favorable development in our net reserves for prior accident years during the three-month period ended September 30, 2013 and $49.0 million for the nine months ended September 30, 2013. Year-to-date, favorable development remains consistent with our 2012 nine-month experience.

The favorable development on prior year reserves was primarily related to our long-tail lines of commercial business including other liability, workers compensation and auto liability. The favorable development is generally caused by changes in loss development patterns due to many factors discussed previously. Specifically, we observed a continuation of a trend, started in 2011, reducing the overall number of reported new construction defect claims and lower than expected emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable development trends.
Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2013, our total reserves remained relatively flat compared to June 30, 2013.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2013			2012
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$52,251	$28,406	54.4%	$50,887	$28,579	56.2%
Fire and allied lines	41,717	27,260	65.3	33,574	24,637	73.4
Automobile	37,646	36,140	96.0	34,087	24,703	72.5
Workers' compensation	21,519	20,524	95.4	17,606	16,933	96.2
Fidelity and surety	4,877	(163)	(3.3)	4,365	1,962	44.9
Miscellaneous	628	(104)	(16.6)	258	214	82.9
Total commercial lines	$158,638	$112,063	70.6%	$140,777	$97,028	68.9%

Personal lines
Fire and allied lines	$10,786	$8,307	77.0%	$10,247	$11,758	114.7%
Automobile	5,624	3,615	64.3	5,711	3,562	62.4
Miscellaneous	240	1,068	NM	235	42	17.9
Total personal lines	$16,650	$12,990	78.0%	$16,193	$15,362	94.9%
Reinsurance assumed	$3,265	$(410)	(12.6)%	$4,262	$2,456	57.6%
Total	$178,553	$124,643	69.8%	$161,232	$114,846	71.2%

NM=Not meaningful

Nine Months Ended September 30,	2013			2012
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$146,755	$77,721	53.0%	$145,604	$70,793	48.6%
Fire and allied lines	122,107	71,954	58.9	97,365	81,968	84.2
Automobile	108,629	91,090	83.9	98,785	75,891	76.8
Workers' compensation	60,786	51,364	84.5	50,068	30,260	60.4
Fidelity and surety	13,684	(843)	(6.2)	12,780	1,607	12.6
Miscellaneous	1,190	555	46.6	735	278	37.8
Total commercial lines	$453,151	$291,841	64.4%	$405,337	$260,797	64.3%

Personal lines
Fire and allied lines	$31,911	$25,273	79.2%	$30,479	$22,633	74.3%
Automobile	16,485	11,177	67.8	15,896	10,999	69.2
Miscellaneous	528	1,969	NM	691	158	22.9
Total personal lines	$48,924	$38,419	78.5%	$47,066	$33,790	71.8%
Reinsurance assumed	$9,706	$2,004	20.6%	$9,499	$7,789	82.0%
Total	$511,781	$332,264	64.9%	$461,902	$302,376	65.5%
NM=Not meaningful

•
Commercial fire and allied lines - The net loss ratio improved 8.1 percentage points and 25.3 percentage points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods of 2012. The loss ratio improvement was due to the combination of a reduction in our catastrophe loss experience and premium growth.

•
Commercial automobile - The net loss ratio deteriorated 23.5 percentage points and 7.1 percentage points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods of 2012. The change was primarily due to an increase in claim activity and loss severity in 2013.

•
Workers' compensation - The net loss ratio improved 0.8 percentage points and deteriorated 24.1 percentage points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods of 2012. The change was primarily due to increased loss severity and generally increased claim activity in 2013, especially when compared to the same period in 2012 when we experienced particularly low net loss ratios.

•
Fidelity and surety - The net loss ratio improved 48.2 percentage points and 18.8 percentage points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods of 2012 primarily due to an increase in salvage and subrogation and low claim activity in 2013.

•
Personal fire and allied lines - The net loss ratio improved 37.7 percentage points and deteriorated 4.9 percentage points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods of 2012. The improvement in the three-month period ended September 30, 2013 was primarily due to lower claim activity in 2013 compared to the same period in 2012. For the nine-month period ended September 30, 2013, the deterioration was due to unfavorable development on prior year claims.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Revenues
Net premiums earned	$15,666	$15,299	$45,622	$46,222
Investment income, net	15,587	17,614	48,297	53,151
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	—	(4)
All other net realized gains	374	86	1,845	2,897
Net realized investment gains	374	86	1,845	2,893
Other income	192	104	405	407
Total revenues	$31,819	$33,103	$96,169	$102,673

Benefits, Losses and Expenses
Losses and loss settlement expenses	$6,525	$4,910	$16,809	$15,630
Increase in liability for future policy benefits	8,415	9,815	26,520	28,309
Amortization of deferred policy acquisition costs	1,524	2,107	4,965	6,542
Other underwriting expenses	4,435	4,164	12,456	12,678
Interest on policyholders' accounts	8,625	10,327	27,026	31,610
Total benefits, losses and expenses	$29,524	$31,323	$87,776	$94,769

Income before income taxes	$2,295	$1,780	$8,393	$7,904

Income before income taxes increased $0.5 million in both the three- and nine-month periods ended September 30, 2013, as compared to the same periods of 2012 due to a decrease in interest on policyholders' accounts and future policy benefits partially offset by a decrease in net investment income.

Net premiums earned increased 2.4 percent to $15.7 million for the three-month period ended September 30, 2013, compared to $15.3 million in the same period of 2012. In the nine months ended September 30, 2013, net premiums earned decreased 1.3 percent to $45.6 million, compared to $46.2 million in the same period of 2012. The increase in net premiums earned in the three-month period ended September 30, 2013 was due to a slight increase in the guaranteed interest rate for sales of annuity products with life contingencies.; however, the increase in guaranteed interest rates has not been sufficient to offset the overall decline in net premiums earned year-to-date.

Net investment income decreased 11.5 percent to $15.6 million for the three-month period ended September 30, 2013, compared to $17.6 million for the same period of 2012. In the nine months ended September 30, 2013, net investment income decreased 9.1 percent to $48.3 million, compared to $53.2 million for the same period of 2012, due to the decrease in invested assets, resulting from negative cash flows on annuity products, and a decrease in the reinvestment interest rates from the continued low interest rate environment.

Loss and loss settlement expenses increased $1.6 million for three-month period ended September 30, 2013 compared to the same period of 2012. For the nine-month period ended September 30, 2012, loss and loss settlement expenses increased $1.2 million, compared to the same period of 2012, due to an increase in policy claims.

The increase in the liability for future policy benefits decreased in both the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012, due to the increase in net withdrawals of annuity products as we continue to reflect a more equal balance between fixed annuity products and life insurance products.

Deferred annuity deposits increased 93.2 percent and decreased 11.0 percent for the three- and nine-month periods ended September 30, 2013, respectively, compared with the same periods of 2012. The increase in guaranteed interest rates had a favorable effect in the three-month period ended September 30, 2013; however, the increase in guaranteed interest rates was not sufficient to offset the decrease in the nine-month period ended September 30, 2012.

Net cash outflow related to our annuity business was $17.1 million and $63.2 million in the three- and nine-month periods ended September 30, 2013, respectively, compared to a net cash outflow of $13.2 million and $18.8 million in the same periods of 2012. We attribute this to the activity described above.

For a detailed discussion of our consolidated investment results, refer to the “Investment Portfolio” section of this item.

Investment Portfolio

Our invested assets totaled $3,037.7 million at September 30, 2013, compared to $3,044.4 million at December 31, 2012, a decrease of $6.7 million. At September 30, 2013, fixed maturity securities and equity securities made up 91.5 percent and 6.9 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

Composition
We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short- and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation, regulatory requirements, interest rates and credit quality of assets. We administer our investment portfolio based on investment guidelines approved by management and the investment committee of our Board of Directors that comply with applicable statutory regulations.

The composition of our investment portfolio at September 30, 2013, is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$750	—%	$352	—%	$1,102	—%
Available-for-sale	1,174,236	83.7	1,594,846	97.5	2,769,082	91.2
Trading securities	9,977	0.7	—	—	9,977	0.3
Equity securities
Available-for-sale	183,205	13.1	25,333	1.5	208,538	6.9
Trading securities	2,464	0.2	—	—	2,464	0.1
Mortgage loans	—	—	4,477	0.3	4,477	0.1
Policy loans	—	—	6,361	0.4	6,361	0.2
Other long-term investments	30,550	2.2	4,326	0.3	34,876	1.2
Short-term investments	800	0.1	—	—	800	—
Total	$1,401,982	100.0%	$1,635,695	100.0%	$3,037,677	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value and held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2013 and December 31, 2012, we classified $2.8 billion, or 99.6 percent and 99.5 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2013 and December 31, 2012, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2013 and December 31, 2012. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	September 30, 2013		December 31, 2012
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$698,350	25.1%	$481,754	17.1%
AA	547,876	19.7	646,516	22.9
A	606,254	21.8	632,962	22.4
Baa/BBB	860,142	31.0	998,818	35.4
Other/Not Rated	67,539	2.4	63,036	2.2
	$2,780,161	100.0%	$2,823,086	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2013, is 4.8 years compared to 4.0 years at December 31, 2012.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2013, is 4.7 years compared to 4.0 years at December 31, 2012.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at September 30, 2013, is 4.8 years compared to 4.0 years at December 31, 2012.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 4.8 percent and by

4.4 percent in the three- and nine-month periods ended September 30, 2013, compared with the same periods of 2012. The decrease in the nine months ended September 30, 2013 is primarily due to historically low yields that reduce our investment income and margin on earnings. We are maintaining our investment philosophy of purchasing investments rated investment grade or better.
Our net realized investment gains were $1.2 million and $7.3 million during the three- and nine-month periods ended September 30, 2013, respectively, as compared with $1.3 million and $4.7 million in the same periods of 2012. Net realized investment gains included other-than-temporary impairment ("OTTI") charges of $0.1 million and less than $0.1 million in the nine-month periods ended September 30, 2013 and 2012, respectively.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2013 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2013 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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
We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by various rating agencies, at a level considered necessary by management to enable our insurance company subsidiaries to compete and (2) sufficient capital to enable our insurance company subsidiaries to meet the capital adequacy tests performed by statutory agencies in the United States.
Cash outflows may be variable because of the uncertainty regarding settlement dates for losses. In addition, the timing and amount of individual catastrophe losses are inherently unpredictable and could increase our liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.
Historically, we have generated substantial cash inflows from operations. It is our policy to invest the cash generated from operations in securities with maturities that, in the aggregate, correlate to the anticipated timing of payments for losses and loss settlement expenses and future policyholder benefits of the underlying insurance policies, and annuity withdrawals. The majority of our assets are invested in available-for-sale fixed maturity securities.

The following table displays a summary of cash sources and uses in 2013 and 2012.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2013	2012
Cash provided by (used in)
Operating activities	$118,027	$125,346
Investing activities	(80,334)	(115,919)
Financing activities	(58,468)	(71,388)
Net decrease in cash and cash equivalents	$(20,775)	$(61,961)
Operating Activities
Net cash flows provided by operating activities totaled $118.0 million and $125.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease reflects a higher level of property and casualty loss payments in the three-month period ended September 30, 2013, which was partially offset by a higher level of property and casualty premiums collected.
Our cash flows from operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2013 and 2012.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.2 billion, or 43.0 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2013, our cash and cash equivalents included $26.7 million related to these money market accounts, compared to $45.6 million at December 31, 2012.
Net cash flows used in investing activities totaled $80.3 million and $115.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively. For the nine-month period ended September 30, 2013, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $396.7 million, compared to $451.7 million for the same period of 2012.
Our cash outflows for investment purchases were $472.4 million for nine-month period ended September 30, 2013, compared to $566.3 million for the same period of 2012. In 2013, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities were $58.5 million for the nine-month period ended September 30, 2013 compared to net cash flows used in financing activities of $71.4 million for the nine-month period ended September 30, 2012. The increase was primarily due to net annuity withdrawals in the nine-month period ended September 30, 2013, compared to net annuity deposits in the same period of 2012.

Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of September 30, 2013, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Debt" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to stockholders totaled $12.9 million and $11.5 million in the nine-month periods ended September 30, 2013 and 2012, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common stockholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. Furthermore, under state law our insurance company subsidiaries may pay dividends only if after giving effect to the payment they are able to pay their debts as they become due in the normal course of business or their total assets would be equal to or greater than the sum of their total liabilities. Based on these restrictions, at September 30, 2013, our insurance company subsidiaries are able to make a maximum of $37.8 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains the above mentioned credit agreement, which permits us to borrow up to an aggregate principal amount of $125.0 million.
Stockholders' Equity
Stockholders' equity increased 2.1 percent to $744.2 million at September 30, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $49.6 million offset by a decrease in net unrealized investment gains of $28.5 million, net of tax, during the first nine months of 2013, and by stockholder dividends of $12.9 million. At September 30, 2013, the book value per share of our common stock was $29.30 compared to $28.90 at December 31, 2012.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $2.0 million at September 30, 2013.

MEASUREMENT OF RESULTS
Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.
Management evaluates our operations by monitoring key measures of growth and profitability. We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following section provides further explanation of the key measures management uses to evaluate our results.

Catastrophe losses is a commonly used non-GAAP financial measure that uses the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
ISO catastrophes	$6,179	$7,204	$24,672	$33,148
Non-ISO catastrophes (1)	2,275	1,289	2,514	1,398
Total catastrophes	$8,454	$8,493	$27,186	$34,546
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2013, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of September 30, 2013 to be ordinary, routine, and incidental to our business.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our 2012 Annual Report on Form 10-K filed with the SEC on March 4, 2013, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned document are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

We are authorized to purchase 1,126,143 shares of common stock at September 30, 2013. Our share repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three-month period ended September 30, 2013.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
7/1/2013 - 7/31/2013	—	$—	—	1,126,143
8/1/2013 - 8/31/2013	—	—	—	1,126,143
9/1/2013 - 9/30/2013	—	—	—	1,126,143

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2013; (iv) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 5, 2013	November 5, 2013
(Date)	(Date)