Form 10-K
period 2013-12-31
UNITED FIRE GROUP INC
filed 2014-03-05
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission File Number 001-34257

UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)

Iowa	45-2302834
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue SE
Cedar Rapids, Iowa 52401
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $592.4 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 27, 2014, 25,369,693 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 21, 2014.

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc., the industry in which we operate, and beliefs and assumptions made by management. Words such as “expect(s),” “anticipate(s),” “intend(s),” “plan(s),” “believe(s),” “continue(s),” “seek(s),” “estimate(s),” “goal(s),” “target(s),” “forecast(s),” “project(s),” “predict(s),” “should,” “could,” “may,” “will continue,” “might,” “hope,” “can” and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A “Risk Factors” of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of United Fire Group, Inc. include, but are not limited to, the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	Occurrence of catastrophic events, occurrence of significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	Developments in the domestic and global financial markets and “other-than-temporary” impairment losses that could affect our investment portfolio;

•	The calculation and recovery of deferred policy acquisition costs (“DAC”);

•	The valuation of pension and other postretirement benefit obligations;

•	Our relationship with our agencies and agents;

•	Our relationship with our reinsurers;

•	The financial strength of our reinsurers;

•	Our exposure to international catastrophes through our assumed reinsurance program;

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

•	The NASDAQ Global Select Market (“NASDAQ”) policies or regulations relating to corporate governance and the cost to comply.

These are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 1. BUSINESS

GENERAL DESCRIPTION
United Fire Group, Inc. (“United Fire”, the “Registrant”, the “Company”, “we”, “us”, or “our”) and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. Our insurance company subsidiaries are currently licensed as a property and casualty insurer in 43 states, plus the District of Columbia and as a life insurer in 37 states. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401; telephone: 319-399-5700.
Holding Company Reorganization
On February 1, 2012, we completed a holding company reorganization (the “Reorganization”) of United Fire Group, Inc., United Fire & Casualty Company, and UFC MergeCo, Inc., an Iowa corporation formed for the purpose of facilitating the Reorganization. The Reorganization agreement was approved and adopted by United Fire & Casualty Company shareholders at a special meeting of shareholders held on January 24, 2012.
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
Immediately following the Reorganization, United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of seven subsidiaries: United Life Insurance Company, Addison Insurance Company, Mercer Insurance Group, Inc., Lafayette Insurance Company, United Fire & Indemnity Company, American Indemnity Financial Corporation and United Real Estate Holdings Company, LLC.
In addition, Mercer Insurance Group, Inc. owns 100 percent of two subsidiaries: Mercer Insurance Company and Financial Pacific Insurance Group, Inc. Mercer Insurance Company owns 100 percent of three subsidiaries: Mercer Insurance Company of New Jersey, Inc., Franklin Insurance Company and BICUS Services Corporation. Financial Pacific Insurance Group, Inc. owns 100% of one subsidiary: Financial Pacific Insurance Company. United Fire & Indemnity Company has one affiliate: United Fire Lloyds. American Indemnity Financial Corporation owns 100% of one subsidiary: Texas General Indemnity Company.

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
This transaction was accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations, using Mercer Insurance Group’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments as of the acquisition date.
Employees
As of December 31, 2013, we employed 930 full-time employees and 13 part-time employees. We are not a party to any collective bargaining agreement.
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
All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement, with the exception of Texas General Indemnity Company. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Our life insurance segment consists solely of the operations of United Life Insurance Company.
Available Information
United Fire provides free and timely access to all Company reports filed with the SEC in the Investor Relations section of our website at www.unitedfiregroup.com. Select “Financial Information” and then “SEC Filings” to view the list of filings, which includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.
Our Code of Ethics and Business Conduct is also available at www.unitedfiregroup.com in the Investor Relations section. To view it, select “Corporate Governance” and then “Code of Ethics and Business Conduct.”
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., 118 Second Avenue SE, Cedar Rapids, Iowa 52401.

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and four regional locations: Westminster, Colorado, a suburb of Denver; Webster, Texas; Pennington, New Jersey; and Rocklin, California. We are represented through approximately 1,200 independent property and casualty agencies and by approximately 1,000 independent life agencies.
Property and Casualty Insurance Segment
In 2013, 2012 and 2011 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2013	2012	2011	2013	2012	2011
Texas	$104,775	$88,046	$74,845	13.9%	12.9%	12.9%
Iowa	92,976	83,906	73,762	12.3	12.3	12.7
California	79,326	79,485	61,500	10.5	11.6	10.6
New Jersey	51,992	47,859	33,793	6.9	7.0	5.8
Missouri	47,787	44,736	42,202	6.3	6.6	7.3
Illinois	38,012	35,237	32,241	5.0	5.2	5.6
Louisiana	36,352	38,508	36,685	4.8	5.6	6.3
Colorado	36,014	31,790	29,250	4.8	4.7	5.0
All Other States	267,360	232,823	196,610	35.5	34.1	33.8
Direct Statutory Premiums Written	$754,594	$682,390	$580,888	100.0%	100.0%	100.0%

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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty insurance agencies will receive profit-sharing payments of $19.2 million in 2014, based on profitable business produced by the agencies in 2013. In 2013 for 2012 business, agencies received $16.9 million in profit-sharing payments and in 2012 for 2011 business, agencies received $9.7 million in payments.

Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average tenure of approximately 11.6 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
Life Insurance Segment

Our life insurance subsidiary markets its products primarily in the Midwest, East Coast and West. In 2013, 2012 and 2011 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2013	2012	2011	2013	2012	2011
Iowa	$64,906	$60,761	$51,132	38.8%	38.8%	29.7%
Illinois	19,375	16,312	17,643	11.6	10.4	10.2
Minnesota	16,074	16,987	20,409	9.6	10.8	11.9
Wisconsin	13,939	14,505	16,507	8.3	9.3	9.6
Nebraska	11,080	9,192	16,553	6.6	5.9	9.6
All Other States	41,923	38,800	49,915	25.1	24.8	29.0
Direct Statutory Premiums Written	$167,297	$156,557	$172,159	100.0%	100.0%	100.0%

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

OPERATING SEGMENTS
Information specific to the reportable business segments in our operations, including products, pricing and seasonality of premiums written is incorporated by reference from Note 10 “Segment Information” contained in Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, for a detailed discussion of our operating results by segment, refer to the “Results of Operations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

On a quarterly basis, United Fire’s internal actuary performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our internal actuary to review, on a quarterly basis, the adequacy of carried reserves based on results from these actuarial analyses. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for “normal” types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate the recognition of specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money. There are no material differences between our reserves established under U.S. generally accepted accounting principles (“GAAP”) and our statutory reserves.

The following table illustrates the change in our estimate of loss reserves for our property and casualty insurance companies for the years 2003 through 2013. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest re-estimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to project future redundancies or deficiencies based on this table.

(In Thousands)
Years Ended December 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011 (1)	2012	2013
Gross liability for loss and loss settlement expenses	$427,049	$464,889	$620,100	$518,886	$496,083	$586,109	$606,045	$603,090	$945,051	$971,911	$960,651
Ceded loss and loss settlement expenses	27,309	28,609	60,137	40,560	38,800	52,508	33,754	39,000	120,359	103,870	75,150
Net liability for loss and loss settlement expenses	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041	$885,501
Cumulative net paid as of:
One year later	$100,895	$110,016	$230,455	$148,593	$140,149	$195,524	$165,046	$146,653	$194,156	$216,026
Two years later	167,384	166,592	321,110	235,975	265,361	304,622	260,872	230,800	317,623
Three years later	203,861	213,144	380,294	332,768	345,092	373,765	312,451	283,837
Four years later	231,278	242,579	456,919	390,763	392,676	406,773	347,682
Five years later	250,787	264,015	502,455	422,669	416,656	429,477
Six years later	263,631	276,214	527,136	441,202	434,437
Seven years later	272,826	282,654	540,740	456,089
Eight years later	277,645	287,825	553,035
Nine years later	281,930	294,034
Ten years later	287,233
Net liability re-estimated as of:
End of year	$399,740	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041	$885,501
One year later	361,153	358,796	534,998	433,125	457,831	559,816	526,413	502,995	751,265	810,554
Two years later	331,693	330,137	508,774	453,474	502,177	547,824	497,136	457,532	749,491
Three years later	317,187	319,335	538,451	497,629	503,992	537,912	461,677	431,213
Four years later	309,146	326,340	574,484	500,071	503,720	514,763	446,825
Five years later	316,227	327,626	582,343	507,507	494,027	503,175
Six years later	314,522	327,741	592,772	503,510	487,514
Seven years later	316,705	322,875	589,661	498,735
Eight years later	311,385	320,893	586,083
Nine years later	309,465	317,822
Ten years later	307,592
Net redundancy (deficiency)	$92,148	$118,458	$(26,120)	$(20,409)	$(30,231)	$30,426	$125,466	$132,877	$75,201	$57,487
Net re-estimated liability	307,592	317,822	586,083	498,735	487,514	503,175	446,825	431,213	749,491	810,554
Re-estimated ceded loss and loss settlement expenses	$37,788	$39,499	$99,239	$66,468	$60,917	$70,006	$55,129	$56,548	$93,205	$91,050
Gross re-estimated liability	$345,380	$357,321	$685,322	$565,203	$548,431	$573,181	$501,954	$487,761	$842,696	$901,604
Gross redundancy (deficiency)	$81,669	$107,568	$(65,222)	$(46,317)	$(52,348)	$12,928	$104,091	$115,329	$102,355	$70,307
(1) Amounts shown in the 2011 column of the table include both 2011 and prior to 2011 accident year development for Mercer Insurance Group, which was acquired on March 28, 2011 and accounted for in accordance with ASC 805 Business Combinations.
For a more detailed discussion of our loss reserves, refer to the “Critical Accounting Policies” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Reserves for Loss and Loss Settlement Expenses” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
For further discussion of our life insurance segment’s reserves, refer to the “Critical Accounting Policies” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
INVESTMENTS
Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Investments” and “Critical Accounting Policies”; Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”; and Note 1 “Significant Accounting Policies” under the headings “Investments,” Note 2 “Summary of Investments,” and Note 3 “Fair Value of Financial Instruments,” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”
REGULATION
The insurance industry is subject to comprehensive and detailed regulation and supervision. Each jurisdiction in which we operate has established supervisory agencies with broad administrative powers. While we are not aware of any currently proposed or recently enacted state or federal regulation that would have a material impact on our operations, we cannot predict the effect that future regulatory changes might have on us.
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our shareholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination and the licensing of agents and adjusters; price setting or premium rates; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including payment of dividends; investments; underwriting standards; advertising and marketing practices; and the collection, remittance and reporting of certain taxes, licenses and fees.
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

In December 2010, the National Association of Insurance Commissioners (“NAIC”) adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act”) to introduce the concept of “enterprise risk” within an insurance company holding system. Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. Most states have already adopted a version of the Amended Model Act. As adopted by the states in which our insurance companies are domiciled, the Amended Model Act imposes more extensive informational requirements on us, including requiring us to prepare an annual enterprise risk report that identifies the material risks within our insurance company holding system that could pose enterprise risk to our licensed insurers. Compliance with new reporting requirements under the Amended Model Act will begin for us in 2014 for the 2013 fiscal year.
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an extraordinary dividend as defined under the state’s insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to the “Market Information” section of Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” and Note 6 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions,” contained in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information about the dividends we paid during 2013.
Price Regulation
Nearly all states have insurance laws requiring us to file rate schedules, policy or coverage forms, and other information with the state’s regulatory authority. In certain states, rate schedules, policy forms, or both, must be approved prior to use. While insurance laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the willingness of state regulators to allow adequate rates for the business we write.
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

Typically, states assess each solvent association member with an amount related to that member’s proportionate share of business written by all association members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.
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
Statutory Accounting Rules
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company’s business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2013, all of our insurance companies had capital well in excess of the required levels.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives and legislation often have an impact on our business. These initiatives and legislation include tort reform proposals, proposals addressing natural catastrophe exposures, terrorism risk mechanisms, federal financial services reforms, various tax proposals affecting insurance companies, and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), and the Patient Protection and Affordable Care Act.
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
Dodd-Frank expanded the federal presence in insurance oversight and may increase regulatory requirements that are applicable to us. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also established a new Federal Insurance Office within the U.S. Department of the Treasury that is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.
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
The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act may increase our operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for us, particularly with respect to our workers’ compensation products.
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
Except for one non-pooled insurance subsidiary that is in run-off status, our property and casualty insurers are rated by A.M. Best Company (“A.M. Best”) on a group basis. Our pooled property and casualty insurers have all received an “A” (Excellent) rating from A.M. Best. A.M. Best has designated our non-pooled insurance subsidiary in run-off as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has received an “A-” (Excellent) rating from A.M. Best. According to A.M. Best, companies rated “A” and “A-” have “an excellent ability to meet their ongoing obligations to policyholders.”
A.M. Best also assigns issuer credit ratings based on a company’s ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of “a” from A.M. Best, except for our non-pooled subsidiary which is in run-off status, and therefore not rated. Our life insurance subsidiary has received an issuer credit rating of “a-” from A.M. Best. Beginning in 2012, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of “bbb.”

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
Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders. Such catastrophic events consist of various natural disasters, including, but not limited to, hurricanes, tornadoes, windstorms, hailstorms, fires and wildfires, earthquakes, severe winter weather, tropical storms, volcanic eruptions and man-made disasters such as terrorist acts (including biological, chemical or radiological events), explosions, infrastructure failures and results from political instability. We have exposure to tropical storms and hurricanes along the Gulf Coast, Eastern and Southeastern coasts of the United States. We have exposure to tornadoes, windstorms and hail storms throughout the United States. We have exposure to earthquakes along the West Coast and the New Madrid Fault area. Our automobile and inland marine business also exposes us to losses arising from floods and other perils.
Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. We have exposure to catastrophe losses under both our commercial insurance policies and our personal insurance policies. The losses from such a catastrophic event are a function of both the extent of our exposure, the frequency and severity of the events themselves and the level of reinsurance assumed and ceded. For example, the losses experienced from a tornado will vary on whether the location of the tornado was in a highly populated or unpopulated area, the concentration of insureds in that area and the severity of the tornado. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from a catastrophic event.
Long-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change; a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. While the emerging science regarding climate change and its connection to extreme weather events is far from conclusive, in recent years there has been an increase in frequency and severity of tornadoes and hailstorms, and hurricanes are now impacting areas further inland than experienced in the recent past. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk.
In addition, as with catastrophe losses generally, it can take a long time for us to determine our ultimate losses associated with a particular catastrophic event. Additionally the inability to access portions of the impacted area, the complexity of the losses, legal and regulatory uncertainty and the nature of the information available for certain catastrophic events may affect our ability to estimate the claims and claim adjustment expense reserves. Such complex factors include, but are not limited to: determining the cause of the damage, evaluating general liability exposures, estimating additional living expenses, the impact of demand surge, infrastructure disruption, fraud, business interruption costs and reinsurance collectability.
The timing of a catastrophic occurrence at the end or near the end of a reporting period may also affect the information available to us when estimating claims and claim adjustment expense reserves for the reporting period. As our claims experience for a particular catastrophe develops, we may be required to adjust our reserves to reflect our revised estimates of the total cost of claims. However, because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year and region to region, historical results of operations may not be indicative of future results of operations.
Catastrophes may reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition, liquidity or results of operations. Catastrophes may also negatively affect our ability to write new business.
Following catastrophes there are also sometimes legislative, administrative and judicial decisions that seek to expand insurance coverage for claims beyond the original intent of the policies or seek to prevent the application of deductibles. Our ability to manage catastrophic exposure may be limited by public policy considerations, the political environment, changes in the general economic climate and/or social responsibilities.
Our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserves for future policy benefits are based on estimates and may be inadequate, adversely impacting our financial results.
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjustment process, for reported and unreported claims and for future policy benefits. Our reserves may prove to be inadequate, which may result in future charges to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries.
Insurance reserves represent our best estimate at a given point in time. They are not an exact calculation of liability but instead are complex estimates, which are a product of actuarial expertise and projection techniques from a number of assumptions and expectations about future events, many of which are highly uncertain.
The process of estimating claims and claims adjustment expense reserves involves a high degree of judgment. These estimates are based on historical data and the impact of various factors such as:

•	actuarial and statistical projections of the cost of settlement and administration of claims reflecting facts and circumstances then known;

•	historical claims information and loss emergence patterns;

•	assessments of currently available data;

•	estimates of future trends in claims severity and frequency;

•	judicial theories of liability;

•	economic factors such as inflation;

•	estimates and assumptions regarding social, judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and

•	the level of insurance fraud.
Many of these factors are not quantifiable. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled.
Along with other insurers, we use models in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios; however, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Models for catastrophes use historical information about various catastrophes and details about our in-force business. While we use this information in our pricing and risk managements, there are limitations with respect to their usefulness in predicting losses in any reporting period. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of our state-

specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation.
For our life insurance business, we calculate life insurance product reserves based on our assumptions, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.
For example, if mortality rates are higher than our pricing assumptions, we will be required to make greater claims payments on our life insurance policies than we had projected. Our results of operations may also be adversely impacted by an increase in morbidity rates.
Actual losses and loss settlement expenses paid might exceed our reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we will have to increase our loss reserves and incur charges to our earnings, which could indicate that premium levels were insufficient. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements and our financial strength rating or the financial strength ratings of our insurance company subsidiaries could be downgraded.
For a detailed discussion of our reserving process and the factors we consider in estimating reserves, refer to the “Critical Accounting Policies” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our geographic concentration in both our property and casualty insurance and life insurance segments ties our performance to the business, economic and regulatory conditions of certain states.
The following states provided 49.9 percent of the direct statutory premium written for the property and casualty insurance segment in 2013: Texas (13.9 percent), Iowa (12.3 percent), California (10.5 percent), New Jersey (6.9 percent) and Missouri (6.3 percent). The following states provided 74.9 percent of the direct statutory premium written for the life insurance segment in 2013: Iowa (38.8 percent), Illinois (11.6 percent), Minnesota (9.6 percent), Wisconsin (8.3 percent), and Nebraska (6.6 percent).
Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. With respect to regulatory conditions, the NAIC and state legislators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt more restrictive insurance laws and regulations. Changes in regulatory or any other of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as hurricanes or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.

Unauthorized data access, cyber-attacks and other security breaches could have an adverse impact on our business and reputation.
We rely on computer systems to conduct our business for our customer service, marketing and sales activities, customer relationship management and producing financial statements. Our business and operations rely on secure and efficient processing, storage and transmission of customer and Company data, including personally identifiable information. Our ability to effectively operate our business depends upon our ability, and the ability of certain third party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results.
We retain confidential information on our computer systems, including customer information and proprietary business information belonging to us and our policyholders. Our business and operations depend upon our ability to safeguard this personally identifiable information. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be compromised.
Cyber-security risks in particular include malicious software, unauthorized access to data and other electronic security breaches of our facilities, networks or databases, or those of our vendors. Any compromise of the security of our data could expose us to liability and harm our reputation, which could affect our business and results of operations. We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements, but there can be no assurances that we will be able to implement security measures adequate to prevent every security breach.
Conditions in the global capital markets and the economy generally may weaken materially and adversely affect our business and results of operations.
Our results of operations, financial position and liquidity are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Recently, concerns over the depth and breadth of the economic recovery, overall level of U.S. national debt, extraordinary monetary accommodation by central banks, energy costs and geopolitical issues have contributed to increased uncertainty. These factors, combined with a lack of fiscal policy leadership, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Although conditions have gradually improved since the financial crisis of 2008-2009, a meaningful deterioration in economic activity and/or capital market liquidity could have an adverse impact on our results of operations.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies causing a change in our exposure.
We are subject to certain risks related to our investment portfolio that could negatively affect our profitability.
Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims, operating expenses and dividends. As discussed in detail below, general economic conditions, changes in financial markets and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income.
We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our board of directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (97.5 percent at December 31, 2013) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (90.6 percent at December 31, 2013) consists of fixed income securities, primarily corporate and municipal bonds (63.1 percent at December 31, 2013). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair market value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of our book value. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, or if long-term interest rates rise dramatically within a very short time period, certain segments of our life insurance and annuities businesses may be exposed to disintermediation risk, which refers to the risk that surrenders and withdrawals of life insurance policies and annuity contracts, along with policy loans, may increase as policyholders seek to buy products with perceived higher rates of return. This may require us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain segments of our life insurance business, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, a sudden change in interest rates may result in an unexpected change in the duration of certain life insurance liabilities, creating asset and liability duration mismatches.
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

Further, our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions could occur.

•
Market Risk - Our investments are subject to risks inherent in the global financial system and capital markets. The value and risks of our investments may be adversely affected if the functioning of those markets is disrupted or otherwise affected by local, national or international events, such as: changes in regulation or tax policy; changes in legislation relating to bankruptcy or other proceedings; infrastructure failures; wars or terrorist attacks; the overall health of global economies; a significant change in inflation expectations; a significant devaluation of government or private sector credit and/or currency values; and

other factors or events not specifically attributable to changes in interest rates, credit losses, and liquidity needs.

•
Credit Spread Risk - Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. Valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition.

Our fixed maturity investment portfolio is invested substantially in state, municipal and political subdivision bonds. Our fixed maturity investment portfolio could be subject to default or impairment, in particular:

•
Due to the impact of the financial crisis that occurred in 2008 and 2009, many states and local governments have been operating under deficits or projected deficits which may have an impact on the valuation of our municipal bond portfolio.

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (23.0 percent at December 31, 2013) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

We exercise prudence and significant judgment in analyzing and validating fair values, which are primarily provided by third parties, for securities in our investment portfolio, including those that are not regularly traded in active markets. We also exercise prudence and significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Due to the inherent uncertainties involved in these judgments, we may incur unrealized losses and subsequently conclude that other-than-temporary write downs of our investments are required.
Our success depends primarily on our ability to underwrite risks effectively and adequately price the risks we underwrite.
The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We could underprice risks which would adversely affect our profit margins. Conversely, we could overprice risks which could reduce our sales volume and competitiveness. Our ability to undertake these efforts successfully, and to price our products accurately, is subject to a number of risks and uncertainties, including but not limited to:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	market and competitive conditions;

•	changes in medical care expenses and restoration costs;

•	our selection and application of appropriate pricing techniques; and

•	changes in the regulatory market, applicable legal liability standards and in the civil litigation system generally.
The cyclical nature of the property and casualty insurance industry may affect our financial performance.
The property and casualty insurance industry is cyclical in nature and has historically been characterized by soft markets (periods of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates) followed by hard markets (periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks and relatively high premium rates). During soft markets, we may lose business to competitors offering competitive insurance at lower prices. We may reduce our premiums or limit premium increases leading to a reduction in our profit margins and revenues. We expect these cycles to continue.
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
We are subject to certain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of these issues include:

•	judicial expansion of policy coverage and the impact of new theories of liability;

•	an increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices;

•	medical developments that link health issues to particular causes, resulting in liability or workers’ compensation (for example, cumulative trauma);

•	claims relating to unanticipated consequences of current or new technologies;

•	an increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions;

•	claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events; and

•	adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.

A downgrade or a potential downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
Ratings are an important factor in establishing the competitive position of insurance companies. Third-party rating agencies assess and rate the claims-paying ability and creditworthiness of insurers and reinsurers based on criteria established by the agencies. A.M. Best rates our property and casualty insurance companies on a group basis. Our life insurance subsidiary receives a separate rating. Since 2012, A.M. Best has also given an issuer credit rating to our parent holding company. The table below shows the current ratings assigned to our companies by A.M. Best.

	Financial Strength Rating	Issuer Credit Rating	Rating Held Since
Property and Casualty Insurers*	A	a	1994
Life Insurer	A-	a-	1998
United Fire Group, Inc.	N/A	bbb	2012
* Except for one insurance subsidiary that is in run-off and designated NR-3 (Rating Procedure Inapplicable) by A.M. Best.
Financial strength and issuer credit ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength, creditworthiness and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of the Company by investors, producers, other businesses and consumers could also be significantly impaired.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, leading to a decrease in our premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of “A-” or higher. A reduction of our A.M. Best ratings below “A-” would prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements. Additionally, a ratings downgrade could materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies and contracts we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies.
A reduction in our issuer credit rating could limit our ability to access capital markets or significantly increase the cost to us of raising capital. The failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us. A ratings downgrade could also cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations. It might also increase our interest or reinsurance costs.
We are exposed to credit risk in certain areas of our operations.
In addition to exposure to credit risk related to our investment portfolio, we are exposed to credit risk in several other areas of our business operations, including from:

•
our reinsurers, who are obligated to us under our reinsurance agreements. See the risk factor titled “Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all,” for a discussion of the credit risk associated with our reinsurance program;

•	some of our independent agents, who collect premiums from policyholders on our behalf and are required to remit the collected premiums to us;

•	some of our policyholders, which may be significant; and

•
our surety insurance operations, where we guarantee to a third party that our bonded principal will satisfy certain performance obligations (for example, as in a construction contract) or certain financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder.

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
Examples of regulations that pose particular risks to our ability to earn profits include the following:

•
Required licensing. Our insurance company subsidiaries operate under licenses issued by various state insurance departments. If a regulatory authority were to revoke an existing license or deny or delay granting a new license, our ability to continue to sell insurance or to enter or offer new insurance products in that market would be substantially impaired.

•
Regulation of insurance rates, fees and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. When our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise premium rates, even if the property and casualty industry generally is not experiencing regulatory resistance to premium rate increases. If premium rate increases we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by a state insurance departments, our ability to offer new products and grow our business in that state could be substantially impaired.

•
Restrictions on cancellation, nonrenewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state, except pursuant to a plan that is approved by the state insurance departments. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, the State of Louisiana has a law prohibiting the nonrenewal of homeowners policies written for longer than three years except under certain circumstances, such as for nonpayment of premium or fraud committed by the insured. Additionally, our ability to adjust terms or increase pricing requires approval of regulatory authorities in certain states.

•
Risk-based capital and capital adequacy requirements. Our insurance company subsidiaries and affiliate, are subject to risk-based capital requirements that require us to report our results of risk-based capital calculations to state insurance departments and the NAIC. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Any failure to meet applicable risk based capital requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

•
Transactions between insurance companies and their affiliates. Transactions between us, our insurance company subsidiaries and our affiliates generally must be disclosed to, and in some cases approved by, state insurance departments. State insurance departments may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

•
Required participation in guaranty funds and assigned risk pools. Certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations where participating insurers are required to provide coverage for assigned risks. The number of risks assigned to us by these plans is based on our share of total premiums written in the voluntary insurance market for that state. Pricing is controlled by the plan, often restricting our ability to charge the premium rate we might otherwise charge. Wherever possible, we utilize a designated servicing carrier to fulfill our obligations under these plans. Designated servicing carriers charge us fees to issue policies, adjust and settle claims and handle administrative reporting on our behalf. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired premium rates, possibly leading to an unacceptable return on equity. While these facilities are generally designed so that the ultimate cost is borne by policyholders, the exposure to assessments and our ability to recoup these assessments through adequate premium rate increases may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period, due to the ultimate timing of the assessments and recoupments or premium rate increases. Additionally, certain states require insurers to participate in guaranty funds to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These state funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

•
Restrictions on the amount, type, nature, quality and concentration of investments. The various states in which we are domiciled have certain restrictions on the amount, type, nature, quality and concentration of our investments. Generally speaking, these regulations require us to be conservative in the nature and quality of our investments and restrict our ability to invest in riskier, but often higher yield investments. These restrictions may make it more difficult for us to obtain our desired investment results.

•
State and federal tax laws. Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. The U.S. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and nonqualified annuity contracts. Enactment of this legislation, including a simplified “flat tax” income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products.

In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning. In addition, we benefit from certain tax items, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits) and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, considers legislation that could reduce or eliminate the benefits associated with these tax items. If such legislation is adopted, our profitability could be negatively impacted. We continue to evaluate the impact that potential tax reform, which lacks sufficient detail and is relatively uncertain, may have on our future results of operations and financial condition.

•
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) requires the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the U.S. For further information about TRIPRA and its effect on our operations, refer to the information in the “Results of Operations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•
Accounting standards. Our Consolidated Financial Statements are subject to the application of GAAP accounting guidance, which is periodically revised and/or expanded by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). During the last several years, the SEC has been evaluating whether, when and how International Financial Reporting Standards (“IFRS”) should be incorporated into the U.S. financial reporting system. The FASB and the International Accounting Standards Board (“IASB”) are working on a long-term project to converge GAAP and IFRS. As part of this project, the FASB and IASB have been working to create a global insurance standard related to the recording of insurance contract liabilities. The boards both proposed models in June 2013, but there were significant differences in methodology. The U.S. has had guidance in place for several decades whereas there is currently no comprehensive IFRS standard for insurance contract liabilities. The boards both received comments on their proposed models and are re-deliberating accounting for insurance contracts. There is uncertainty as to what changes will be required under GAAP as a result of this project, and we are not able to predict at this time what impact the final adopted standard will have on our consolidated financial statements. There is also uncertainty whether we will be required to adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the project for valuing insurance contract liabilities) may impact our consolidated financial statements in the future. Changes in accounting standards may have an impact on the content and presentation of our financial results and could have adverse consequences on our financial results, including lower reported results of operations and shareholders’ equity and increased volatility and decreased comparability of our reported results with our historic results and with the results of other insurers.

•
Corporate Governance and Public Disclosure Regulation. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. While the federal government has not historically regulated the insurance business, in 2010 Dodd-Frank established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, monitor aspects of the insurance industry, identify issues with regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. While certain details and much of the impact of Dodd-Frank will not be known for some time, Dodd-Frank and other federal regulation adopted in the future may impose burdens on us, including impacting the ways we conduct our business, increasing compliance costs and duplicating state regulation. Additional regulation under these laws in the area of compensation disclosure, particularly regarding internal pay equity, officer and director hedging activities and compensation clawback policies is still expected.

•
U.S. Social Security Administration’s Death Master File. We have received regulatory inquiries from certain state insurance regulators relating to compliance with unclaimed property laws and the use of data available on the U.S. Social Security Administration’s Death Master File (or a similar database) to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. It is possible that other jurisdictions may pursue similar inquiries and that such inquiries may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to procedures for the identification and escheatment of abandoned property.

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2013, we ceded premium written of $50.7 million to our reinsurers.
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not eliminate our liability to our policyholders because we remain liable as the direct insurer on all of the reinsured risks. As a result we are subject to credit risk relating to our ability to recover amounts due from our reinsurers.
Our ability to collect reinsurance recoverable may be subject to uncertainty. Our losses must meet the qualifying conditions of the reinsurance agreement. Our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that it exceeds those limits. We are also subject to the risk that reinsurers may dispute their obligations to pay our claims. Reinsurers must have the financial capacity and willingness to make payments under the terms of a reinsurance agreement or program. Reinsurers may dispute amounts we believe are due to us. Particularly, following a major catastrophic event, our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results and financial condition.
Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business profitability, as well as the level and types of risk we retain. Although we purposely work with several reinsurance intermediaries and reinsurers, we may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable premium rates. Moreover, there may be a situation in which we have more than two catastrophic events within one policy year. Because our current catastrophe reinsurance program only allows for one automatic reinstatement at an additional reinstatement premium, we would be required to obtain a new catastrophe reinsurance policy to maintain our current level of catastrophe reinsurance coverage. Such coverage may be difficult to obtain, particularly if it is necessary to do so during hurricane season following the second catastrophe. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposure to risk will increase or, if we are unwilling to bear an increase in net risk exposures, we will have to reduce the amount of risk we underwrite.
We face significant competitive pressures in our business that could cause demand for our products to fall or hinder our ability to introduce new products or services and keep pace with advances in technology, reducing our revenue and profitability.
The insurance industry is highly competitive and will likely remain that way for the foreseeable future. In our property and casualty insurance business and in our life insurance business we compete, and will continue to compete, with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies, including banks, mutual funds, broker-dealers and asset-managers. Except for regulatory considerations, there are few barriers to entry in the insurance market. National banks, with their large existing customer bases, may increasingly compete with insurers as a result of court rulings allowing national banks to sell annuity products in some circumstances, and as a result of new legislation removing restrictions on bank affiliations with insurers. These developments may increase competition, by increasing the number, size and financial strength of competitors who may be able to offer, due to economies of scale, more competitive pricing than we can.
Our competitors may attempt to increase their market share by lowering rates. In that case, we could experience reductions in our underwriting margins or sales of insurance policies. Losing business to competitors offering similar products at lower prices or who have a competitive advantage may adversely affect the results of our operations. Additionally, economic conditions may reduce the total volume of business available to us and our competitors.
We price our insurance products based on estimated profit margins, and we may not be able to react in a timely manner to reprice our insurance products to respond to changes in the market. Some of our competitors may be larger and have far greater financial, technology and marketing resources than we do. If new or existing competitors decide to target our policyholder base by offering similar or enhanced product offerings or technologies at lower prices than we are able to offer, our premium revenue and our profitability could decline.
Our products are marketed exclusively through independent insurance agencies, most of which represent more than one company. We face competition within each agency and competition to retain qualified independent agents. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. In personal insurance, the use of comparative rating technologies has impacted our business and may continue to impact the entire industry. This has resulted in an increase in the total level of quote activity but a lower percentage of quotes have resulted in new business from customers. There is also the potential for similar technology to be used to compare rates for small business.
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
Technology may be increasingly playing a role in our ability to be competitive. Innovations such as telematics and other usage-based methods of determining premiums may impact product design and pricing and may be an increasingly important factor in our ability to be competitive. Our competitive position may also be impacted by our ability to institute technology that collects and analyzes a wide variety of data points to make underwriting or other decisions.
Our business depends on the uninterrupted operations of our facilities, systems and business functions.
Our business depends on our employees’ or vendors’ ability to perform necessary business functions, such as processing new and renewal policies, providing customer service, making claims payments, facilitating collections and cancellations and performing actuarial functions necessary for pricing and product development. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders or perform other necessary business functions as discussed above.
If a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was successfully tested during 2008; both by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Ike that affected our Gulf Coast regional office in Galveston, Texas. It was also tested, to a lesser extent by Super Storm Sandy in 2012 that affected our East Coast regional office in Pennington, New Jersey.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to and the cost of capital.
Although capital market conditions have improved, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued volatility, uncertainty and disruptions in the capital and credit markets.
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. In the event our current internal sources of liquidity do not satisfy our needs, we have entered into a $100.0 million revolving unsecured credit facility that we can access. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
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
We may experience difficulty in integrating acquisitions to our operations.
The successful integration of any newly acquired businesses into our operations will require, among other things:

•	the timely receipt of any required regulatory approvals;

•	the retention and assimilation of their key management, sales and other personnel;

•	the coordination of their lines of insurance products and services;

•	the adaptation of their technology, information systems and other processes; and

•	the retention and transition of their customers.
Unexpected difficulties in integrating any acquisition could result in increased expenses and the diversion of management time and resources. If we do not successfully integrate any acquired business into our operations, we may not realize the anticipated benefits of the acquisition, which could have a material adverse impact on our financial condition and results of operations. Further, any potential acquisitions may require significant capital outlays and, if we issue equity or convertible debt securities to pay for an acquisition, the issuance may be dilutive to our existing shareholders.
The exclusions and limitations in our policies may not be enforceable.
Many of the policies we issue include exclusions and other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted which modifies or bars the use of these exclusions and limitations. This could result in higher than anticipated losses by extending coverage beyond the intent of our underwriting. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by these changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

Our internal controls are not fail-safe.
As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that every instance of error or fraud has been or will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.
The determination of the amount of allowances and impairments taken on our investments requires estimates and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position.
The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
Additionally, our management considers a wide range of factors about the instrument issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.
Risks Relating to Our Common Stock
The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.
As a holding company, we have no significant independent operations of our own. Our principal source of funds are dividends and other payments received from our subsidiaries. We rely on those dividends for our liquidity and to meet our obligations to pay dividends to shareholders and make share repurchases. Dividends from those subsidiaries depend on their statutory surplus, earnings and regulatory restrictions.
State insurance laws limit the ability of insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. The actual ability to pay dividends may further be constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary state insurance regulator are generally limited to amounts determined by a formula which varies by jurisdiction. Extraordinary dividends on the other hand require prior regulatory approval by the insurance subsidiaries’ domiciliary state insurance regulator before they can be made.
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

•	variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;

•	investor perceptions of the insurance industry in general and the Company in particular;

•	market conditions in the insurance industry and any significant volatility in the market;

•	major catastrophic events; and

•	departure of key personnel.
Certain provisions of our organizational documents, as well as applicable insurance laws, could impede an attempt to replace or remove our management, prevent the sale of the Company or prevent or frustrate any attempt by shareholders to change the direction of the Company, each of which could diminish the value of our common stock.
Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of the Company that, in either case, shareholders might consider being in their best interests. For example:

•
our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors;

•	our articles of incorporation limit the rights of shareholders to call special shareholder meetings;

•
our articles of incorporation set the minimum number of directors constituting the entire Board of Directors at nine and the maximum at 15, and they require approval of holders of 60.0 percent of all outstanding shares to amend these provisions. Within the range, the Board of Directors may increase by one each year the number of directors serving on the Board of Directors;

•
our articles of incorporation require the affirmative vote of 60.0 percent of all outstanding shares to approve any plan of merger, consolidation, or sale or exchange of all, or substantially all, of our assets;

•	our Board of Directors may fill vacancies on the Board of Directors;

•
our Board of Directors has the authority, without further approval of our shareholders, to issue shares of preferred stock having such rights, preferences and privileges as the Board of Directors may determine;

•	Section 490.1110 of the Iowa Business Corporation Act imposes restrictions on mergers and other business combinations between us and any holder of 10.0 percent or more of our common stock; and

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

Further, the insurance laws of Iowa and the states in which our insurance company subsidiaries are domiciled prohibit any person from acquiring direct or indirect control of us or our insurance company subsidiaries, generally defined as owning or having the power to vote 10.0 percent or more of our outstanding voting stock, without the prior written approval of state regulators.
These provisions of our articles of incorporation and bylaws, and these state laws governing corporations and insurance companies, may discourage potential acquisition proposals. These provisions and state laws may also delay, deter or prevent a change of control of the Company, in particular through unsolicited transactions that some or all of our shareholders might consider to be desirable. As a result, efforts by our shareholders to change the direction or the Company’s management may be unsuccessful, and the existence of such provisions may adversely affect market prices for our common stock if they are viewed as discouraging takeover attempts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own six buildings and related parking facilities in Cedar Rapids, Iowa. Three buildings are used as our corporate headquarters, and three buildings are available to commercial tenants as leased office space. Our corporate headquarters includes: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 6.0 percent of the building’s square footage) is leased to tenants. In December 2013, we acquired a three-building commercial real estate complex immediately adjacent to our corporate headquarters. This complex includes a three-story office building, a ten-story office building and a one-story office building which are available for lease to commercial tenants (approximately 41.0 percent of the complex’s square footage is leased). All six buildings are connected by a skywalk system. We also own a 250-space parking ramp for use by our employees. The parking ramp is located adjacent to our corporate headquarters upon one parcel of real estate that we own and another parcel that we lease with an option to purchase.
In addition, three of our regional office locations in Lock Haven, Pennsylvania, Pennington, New Jersey, and Rocklin, California, conduct operations in office space that we own. A portion of the Lock Haven (approximately 18.0 percent) and Pennington (approximately 5.0 percent) office space is currently leased to commercial tenants. We also own a tract of land adjacent to the Pennington office.
Our other two regional office locations in Westminster, Colorado, and Webster, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space.
The following table shows a brief description of our owned and leased office space as of December 31, 2013. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our owned and leased facilities:

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters – Cedar Rapids, Iowa
118 Second Avenue SE	Corporate Administration, Property and Casualty Segment	Owned	N/A
119 Second Avenue SE	Corporate Administration, Life Insurance Segment	Owned	N/A
109 Second Street SE	Property and Casualty Segment	Owned	N/A
Commercial Office Complex – Cedar Rapids, Iowa
101 Second Street SE	Commercial Tenants	Owned	N/A
107 Second Street SE	Commercial Tenants	Owned	N/A
119 First Avenue SE	Currently Unoccupied	Owned	N/A
Denver Regional Office – Westminster, Colorado	Property and Casualty Segment	Leased	June 30, 2015
East Coast Regional Office –
Lock Haven Office – Lock Haven, Pennsylvania	Property and Casualty Segment	Owned	N/A
Pennington Office – Pennington, New Jersey	Property and Casualty Segment	Owned	N/A
Gulf Coast Regional Office – Galveston, Texas	Property and Casualty Segment	Leased	November 30, 2014
Gulf Coast Regional Office – Webster, Texas (1)	Property and Casualty Segment	Leased	January 15, 2021
New Orleans Claims Office – Metairie, Louisiana	Property and Casualty Segment	Leased	September 30, 2015
West Coast Regional Office – Rocklin, California	Property and Casualty Segment	Owned	N/A
(1) Our Gulf Coast Regional office relocated from Galveston, Texas to Webster, Texas in January 2014.

ITEM 3. LEGAL PROCEEDINGS
We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.’s common stock is traded on NASDAQ under the symbol “UFCS.” On February 27, 2014, there were 844 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters” of this Form 10-K, which incorporates by reference our definitive Proxy Statement (the “2014 Proxy Statement”) for our annual meeting of shareholders to be held on May 21, 2014. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of our 2013 fiscal year and is incorporated herein by reference.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2013, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $53.7 million in dividend payments without prior regulatory approval.
The table in the following section shows the quarterly cash dividends declared in 2013 and 2012. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
Additional information about these restrictions is incorporated by reference from Note 6 “Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions” contained in Part II, Item 8, “Financial Statements and Supplementary Data.”

Market Information
The following table sets forth the high and low trading price as reported on NASDAQ for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Share Price		Cash Dividends Declared
	High	Low
2013
Quarter Ended:
March 31	$28.07	$22.11	$0.15
June 30	29.59	23.75	0.18
September 30	32.94	24.90	0.18
December 31	34.21	27.00	0.18
Year-end close: $28.66

2012
Quarter Ended:
March 31	$21.16	$17.88	$0.15
June 30	22.31	15.90	0.15
September 30	26.07	18.55	0.15
December 31	26.33	18.49	0.15
Year-end close: $21.84
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
1/1/13 - 1/31/13	—	$—	—	1,129,720
2/1/13 - 2/28/13	—	—	—	1,129,720
3/1/13 - 3/31/13	—	—	—	1,129,720
4/1/13 - 4/30/13	—	—	—	1,129,720
5/1/13 - 5/31/13	3,577	27.56	3,577	1,126,143
6/1/13 - 6/30/13	—	—	—	1,126,143
7/1/13 - 7/31/13	—	—	—	1,126,143
8/1/13 - 8/31/13	—	—	—	1,126,143
9/1/13 - 9/30/13	—	—	—	1,126,143
10/1/13 - 10/31/13	—	—	—	1,126,143
11/1/13 - 11/30/13	—	—	—	1,126,143
12/1/13 - 12/31/13	56,026	27.58	56,026	1,070,117
Total	59,603		59,603
(1) Our share repurchase program was originally announced in August 2007. During 2012, our Board of Directors authorized us to purchase up to an additional 1,000,000 shares of common stock through August 2014.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.’s common stock from December 31, 2008 through December 31, 2013, with the Standard & Poor’s 500 Index (“S&P 500 Index”), and the Standard & Poor’s 600 Property and Casualty Index (“S&P 600 Property & Casualty Index”). The graph assumes $100 was invested on December 31, 2008, in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
United Fire Group, Inc.
S&P 500 Index
S&P 600 Property & Casualty Index
$250
$200
$150
$100
$50
$0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
ASSUMES $100 INVESTED ON DEC. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

The following table shows the data used in the Total Return performance graph above.

	Period Ended
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
United Fire Group, Inc.	$100.00	$60.65	$76.47	$71.35	$79.40	$106.81
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 600 P&C Index	100.00	86.22	105.13	115.00	124.57	158.77

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

(In Thousands, Except Per Share Data)
Years Ended December 31	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total cash and investments	$3,142,330	$3,151,829	$3,052,535	$2,662,955	$2,542,693
Total assets	3,720,672	3,694,653	3,618,924	3,007,439	2,902,544

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	960,651	971,911	945,051	603,090	606,045
Life insurance	1,472,132	1,498,176	1,476,281	1,389,331	1,321,600
Unearned premiums	340,464	311,650	288,991	200,341	206,010
Total liabilities	2,937,839	2,965,476	2,922,783	2,291,015	2,229,809

Net unrealized investment gains, after tax	116,601	144,096	124,376	102,649	82,491
Repurchase of United Fire Group, Inc. common stock	(1,644)	(7,301)	(12,433)	(6,280)	(1,545)
Total stockholders’ equity	782,833	729,177	696,141	716,424	672,735

Book value per share	30.87	28.90	27.29	27.35	25.35

Consolidated Income Statement Data:
Revenues
Net premiums written	$783,463	$720,881	$604,867	$463,892	$467,427
Net premiums earned	754,846	694,994	586,783	469,473	478,498
Investment income, net of investment expenses	112,799	111,905	109,494	111,685	106,075
Net realized investment gains (losses)	8,695	5,453	6,440	8,489	(13,179)
Other income	702	891	2,291	1,425	799
Consolidated revenues	$877,042	$813,243	$705,008	$591,072	$572,193

Losses and loss settlement expenses
Property and casualty insurance	437,354	439,137	407,831	289,437	365,721
Life insurance	21,461	20,569	22,558	20,359	16,773
Amortization of deferred policy acquisition costs (1)	153,677	141,834	153,176	113,371	114,893
Other underwriting expenses (1)	89,861	81,125	58,757	39,321	39,298
Net income (loss)	76,140	40,212	11	47,513	(10,441)

Property and Casualty Insurance Segment Data:
Net premiums written	722,821	655,331	551,923	414,908	424,827
Net premiums earned	694,192	629,411	533,771	420,373	435,677
Net income (loss)	67,456	33,512	(7,639)	34,726	(17,677)
Combined ratio(2)	94.8%	101.2%	112.1%	99.9%	115.2%

Life Insurance Segment Data:
Net premiums earned	60,654	65,583	53,012	49,100	42,821
Net income	8,684	6,700	7,650	12,787	7,236

Earnings Per Share Data:
Basic earnings (loss) per common share	3.01	1.58	—	1.81	(0.39)
Diluted earnings (loss) per common share	2.98	1.58	—	1.80	(0.39)

Other Supplemental Data:
Cash dividends declared per common share	0.69	0.60	0.60	0.60	0.60

(1)
In 2012, we adopted new deferred policy acquisition cost accounting guidance on a prospective basis. As a result of the adoption, the amount of underwriting expenses eligible for deferral has decreased. For further information on the impact of adopting the new accounting guidance, please refer to Part II, Item 8, Note 1.

(2)	The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Part II, Item 6, “Selected Financial Data” and Part II, Item 8, “Financial Statements and Supplementary Data.” Amounts (except per share amounts) are presented in thousands, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

It is important to note that our actual results could differ materially from those projected in forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Forward-Looking Information” and Part I, Item 1A, “Risk Factors” of this report.

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. (“United Fire”, the “Registrant”, the “Company”, “we”, “us”, “our”) and its consolidated insurance company subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,000 independent agencies.
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
For 2013, property and casualty business accounted for approximately 92.0 percent of our net premiums earned, of which 90.5 percent was generated from commercial insurance. Life insurance business made up approximately 8.0 percent of our net premiums earned, of which over 67.7 percent was generated from traditional life insurance products.
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
Geographic Concentration
For 2013, approximately 50.0 percent of our property and casualty direct written premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 75.0 percent of our life insurance premiums were written in Iowa, Illinois, Minnesota, Wisconsin and Nebraska.

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
Catastrophe losses is a commonly used non-GAAP financial measure, which utilizes the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers (“ISO catastrophe”). In addition to ISO catastrophes, we also include as catastrophes those events (“non-ISO catastrophes”), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Years Ended December 31,
(In Thousands)	2013	2012	2011
ISO catastrophes	$27,222	$58,875	$57,238
Non-ISO catastrophes (1)	2,994	5,847	23,555
Total catastrophes	$30,216	$64,722	$80,793
(1) Includes international assumed losses.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2013	2012
(In Thousands)	2013	2012	2011(1)	vs. 2012	vs. 2011
Revenues
Net premiums earned	$754,846	$694,994	$586,783	8.6%	18.4%
Investment income, net of investment expenses	112,799	111,905	109,494	0.8	2.2
Net realized investment gains (losses)
Other-than-temporary impairment charges	(139)	(4)	(395)	NM	99.0
All other net realized gains	8,834	5,457	6,835	61.9	(20.2)
Total net realized investment gains	8,695	5,453	6,440	59.5	(15.3)
Other income	702	891	2,291	(21.2)	(61.1)
Total revenues	$877,042	$813,243	$705,008	7.8%	15.4%

Benefits, losses and expenses
Losses and loss settlement expenses	$458,814	$459,706	$430,389	(0.2)%	6.8%
Increase in liability for future policy benefits	37,625	43,095	32,567	(12.7)	32.3
Amortization of deferred policy acquisition costs	153,677	141,834	153,176	8.3	(7.4)
Other underwriting expenses	89,861	81,125	58,757	10.8	38.1
Interest on policyholders’ accounts	35,163	41,409	42,834	(15.1)	(3.3)
Total benefits, losses and expenses	$775,140	$767,169	$717,723	1.0%	6.9%

Income (loss) before income taxes	$101,902	$46,074	$(12,715)	121.2%	NM
Federal income tax expense (benefit)	25,762	5,862	(12,726)	NM	146.1%
Net income	$76,140	$40,212	$11	89.3%	NM
NM = not meaningful
(1) The information presented for 2011 and after includes Mercer Insurance Group’s results after the March 28, 2011 acquisition date.
Consolidated Results of Operations
During 2013, the increase in net income was driven by growth in property and casualty premium revenue and a reduction in the combined ratio. Net premiums earned increased to $754.8 million compared to $695.0 million in 2012. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings. The reduction in the combined ratio resulted from lower catastrophe losses.
In 2013, we continued to expand the geographical footprint of our life insurance subsidiary by receiving approval to operate in Nevada, after receiving approval in 2012 to operate in California, Maryland and Delaware and approval in 2011 to operate in New Jersey, North Carolina, Pennsylvania, Virginia and West Virginia, further leveraging the Mercer Insurance Group acquisition. Our life management team continues to improve service to our agents by increasing marketing support and automating life product processes.
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

Effective January 1, 2012, we prospectively adopted the change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. The adoption of the updated accounting guidance resulted in the recognition of approximately $10.3 million ($8.7 million for our property and casualty insurance segment; $1.6 million for our life insurance segment) of additional expense during 2012 that we would not have recognized had the accounting guidance remained unchanged. This represents a reduction to net income of $0.26 per share. Refer to the “Deferred Policy Acquisition Costs” section of Part II, Item 8, Note 1 “Summary of Significant Accounting Policies” for further discussion of the impact of the updated accounting guidance on our reported results.
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
During 2011, we began the process of integrating Mercer Insurance Group into our operations. The integration of the West Coast business of Mercer Insurance Group’s policy renewals into our processing systems was completed in 2012. We began the integration of the East Coast policy renewals into our processing systems which are on schedule to be completed at the end of 2015. In addition, effective January 1, 2012, we consolidated Mercer Insurance Group’s core and catastrophe reinsurance programs into our programs, resulting in increased coverage and reduction in Mercer Insurance Group’s historical costs.
At a special meeting held on January 24, 2012, our shareholders approved our reorganization into a new holding company structure. United Fire Group, Inc. has replaced United Fire & Casualty Company as the publicly held corporation, and United Fire & Casualty Company is now a wholly owned subsidiary of United Fire Group, Inc. In addition to creating a more streamlined corporate structure, the new holding company’s organizational documents enhanced our shareholders’ rights by reducing the percentage of shareholders required to amend our Articles of Incorporation, approve the merger or sale of substantially all Company assets, and call a special meeting. This new structure will potentially provide us with more flexibility to operate and finance our businesses, particularly if we should need to raise capital in the future.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Property and Casualty Insurance Segment

	Years Ended December 31,			% Change
				2013	2012
(In Thousands)	2013	2012	2011(1)	vs. 2012	vs. 2011
Net premiums written	$722,821	$655,331	$551,923	10.3%	18.7%
Net premiums earned	$694,192	$629,411	$533,771	10.3	17.9
Losses and loss settlement expenses	(437,353)	(439,137)	(407,831)	(0.4)	7.7
Amortization of deferred policy acquisition costs	(147,175)	(134,444)	(143,952)	9.5	(6.6)
Other underwriting expenses	(73,626)	(63,620)	(46,404)	15.7	37.1
Underwriting gain (loss)	$36,038	$(7,790)	$(64,416)	NM	(87.9)%

Investment income, net of investment expenses	46,332	41,879	35,513	10.6%	17.9%
Net realized investment gains (losses)
Other-than-temporary impairment charges	(139)	—	—	—%	—%
All other net realized gains	6,400	1,676	3,081	281.9	(45.6)
Total net realized investment gains	6,261	1,676	3,081	273.6%	(45.6)%
Other income	88	316	1,592	(72.2)	(80.2)%
Income (loss) before income taxes	$88,719	$36,081	$(24,230)	145.9%	NM

GAAP Ratios:
Net loss ratio (without catastrophes)	58.6%	59.5%	61.3%	(1.5)%	(2.9)%
Catastrophes - effect on net loss ratio	4.4	10.3	15.1	(57.3)	(31.8)
Net loss ratio(2)	63.0%	69.8%	76.4%	(9.7)%	(8.6)%
Expense ratio (3)	31.8	31.4	35.7	1.3	(12.0)
Combined ratio(4)	94.8%	101.2%	112.1%	(6.3)%	(9.7)%

Statutory Ratios:
Net loss ratio (without catastrophes)	58.9%	60.2%	61.3%	(2.2)%	(1.8)%
Catastrophes - effect on net loss ratio	4.4	10.3	15.1	(57.3)	(31.8)
Net loss ratio(2)	63.3%	70.5%	76.4%	(10.2)%	(7.7)%
Expense ratio (3)	32.0	31.3	32.2	2.2	(2.8)
Combined ratio(4)	95.3%	101.8%	108.6%	(6.4)%	(6.3)%
NM = not meaningful
(1) The information presented for 2011 and after includes Mercer Insurance Group’s results after the March 28, 2011 acquisition date.
(2) The net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements.
(3) The GAAP expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. The statutory expense ratio is calculated in a similar fashion as GAAP but uses net premium written instead of net premium earned.
(4) The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.

For the year ended December 31, 2013, our property and casualty insurance segment reported income before income taxes of $88.7 million compared to income before income taxes of $36.1 million in the same period in 2012. The increase in income before income taxes during 2013 as compared to 2012 is primarily a result of a 10.3 percent increase in net premiums earned and a decrease in catastrophe losses discussed in more detail throughout this section.

For the year ended December 31, 2012, our property and casualty insurance segment reported income before income taxes of $36.1 million compared to losses before income taxes of $24.2 million in the same period in 2011. The increase in income before income taxes during 2012 as compared to 2011 is primarily a result of a 17.9 percent increase in net premiums earned, a decrease in catastrophe losses, and a decrease in amortization of deferred policy acquisition costs, partially offset by an increase in underwriting expenses, and an increase in loss and loss settlement expenses.

Amortization of deferred policy acquisition costs decreased during 2012 as compared to 2011 due to a change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. We prospectively adopted the new accounting guidance effective January 1, 2012. As a result, the amount of underwriting expenses eligible for deferral has decreased, which resulted in the recognition of $8.7 million of additional expense in 2012 in our property and casualty insurance segment than would have been recognized had the guidance remained the same.
Premiums
The following table shows our premiums written and earned for 2013, 2012 and 2011:

				% Change
(In Thousands)				2013	2012
Years ended December 31,	2013	2012	2011 (1)	vs. 2012	vs. 2011
Direct premiums written	$754,594	$682,390	$580,890	10.6%	17.5%
Assumed premiums written	18,938	17,181	14,954	10.2	14.9
Ceded premiums written	(50,711)	(44,240)	(43,921)	14.6	0.7
Net premiums written	$722,821	$655,331	$551,923	10.3%	18.7%
Net premiums earned	694,192	629,411	533,771	10.3	17.9
(1) The information presented for 2011 and after includes Mercer Insurance Group’s results after the March 28, 2011 acquisition date.

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
Direct Premiums Written
Direct premiums written increased $72.2 million in 2013 as compared to 2012 primarily due to organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings.
Direct premiums written increased $101.5 million in 2012 as compared to 2011, of which $37.2 million resulted from our acquisition of Mercer Insurance Group. The remaining $64.3 million is due to organic growth, primarily the result of rate increases and an increase in audit premiums.
Assumed Premiums Written
Assumed premiums written increased $1.8 million in 2013 as compared to 2012 due to pricing increases in recent years, the addition of two new assumed programs and the renewal of our participation levels in all but one of our active assumed programs. We added two new programs to replace the lost premium from the program not renewed and to take advantage of areas where we had exposure capacity.  One of the new programs has worldwide exposure and the other has exposure in the United Kingdom and Japan.
Assumed premiums written increased $2.2 million in 2012 as compared to 2011 due to pricing increases in recent years and our renewal of our participation levels in all of our active assumed programs, with the exception of one contract for which we decreased our participation level after a review of the results of our catastrophe experience.

Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2013, ceded premiums written increased slightly compared to 2012 due to premium rate increases.
We consolidated Mercer Insurance Group’s non-catastrophe reinsurance programs into our programs, effective August 1, 2011 and their catastrophe reinsurance program into our programs, effective January 1, 2012, resulting in increased coverage and retentions for Mercer Insurance Group. The change in programs increased Mercer Insurance Group’s catastrophe protection from $55.0 million to $200.0 million and increased their catastrophe retention from $5.0 million to $20.0 million. Mercer Insurance Group’s non-catastrophe retention was increased from $1.0 million to $2.0 million and the surety retention was increased from $0.5 million to $1.5 million. We had no other significant changes to coverage, limits, or retentions for our catastrophe or non-catastrophe programs.
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
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas of the United States, such as the Gulf and East Coasts, as well as in areas of exposure in other countries where we are exposed to a portion of an insurer’s underwriting risk under our assumed reinsurance contracts.
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
Catastrophes Losses
In 2013, our pre-tax catastrophe losses were $30.2 million, a significant decrease as compared to $64.7 million and $80.8 million in 2012 and 2011, respectively. Our 2013 losses included 29 catastrophes, where our largest single pre-tax catastrophe loss totaled $4.0 million.
Our 2012 losses included Super Storm Sandy, which occurred in October 2012, which represented $25.0 million ($20.0 million direct and $5.0 million assumed) of incurred losses and 26 other catastrophes, where our largest single pre-tax catastrophe loss totaled $12.3 million.
Our 2011 losses were the result of several large natural disasters in both our direct business and assumed reinsurance business. The losses in our direct business totaled $59.7 million and resulted from a string of devastating tornadoes that tore through the southern United States in April 2011, followed by storms that included a multiple-vortex tornado that destroyed Joplin, Missouri in May 2011. In July 2011, a powerful, long-lasting straightline windstorm known as a derecho hit Iowa, and in August 2011, Hurricane Irene impacted our East Coast policyholders. Our assumed reinsurance business contributed $21.1 million of catastrophe losses from prior year development and current year losses as a result of natural disasters (i.e., earthquakes and tsunamis) in New Zealand and Japan.
Catastrophe Reinsurance
In 2013 and 2012, we did not exceed our catastrophe retention of $20.0 million. In 2011, only Mercer Insurance Group exceeded its $5.0 million catastrophe retention due to losses incurred from Hurricane Irene. Effective January 1, 2012, Mercer Insurance Group is included in our catastrophe reinsurance program.
Our planned exposure reduction in southern Louisiana that began after Hurricane Katrina was completed in 2011 and reduced our estimated 100-year maximum probable loss by over 60.0 percent. To maintain profitability of our remaining southern Louisiana business, we employed portfolio optimizing techniques (i.e., proximity to the coast, type of construction, the reduction of geographic risk concentration and higher deductibles) to reduce the impact of any one future catastrophe.
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

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2013:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A+	A+
FM Global	A+	N/A
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd’s	A	A+
Partner Re	A+	A+
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	AA-
SCOR Reinsurance Company	A	A+
Tokio Millennium Re Ltd	A++	AA-

(1)	Primary reinsurers participating on the property and casualty excess of loss programs.

(2)	Primary reinsurers participating on the surety excess of loss program.
Refer to Part II, Item 8, Note 4 “Reinsurance” for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was signed into law on December 27, 2007. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual $100.0 billion aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2013 and remains the same for 2014. Our TRIPRA deductible was $82.1 million for 2013 and our TRIPRA deductible will be $89.5 million for 2014. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2013 Results
In 2013, our loss and loss settlement expenses were affected by a reduction of $34.5 million in catastrophe losses in both our direct business and assumed reinsurance business as compared to 2012, and also, to a lesser extent, by an improvement in our non-catastrophe results.
2012 Results
In 2012, our loss and loss settlement expenses were affected by catastrophe losses of $64.7 million in both our direct business and assumed reinsurance business as compared to $80.8 million in 2012. Our non-catastrophe results also improved, which is reflected in our favorable development of reserves established for claims that occurred in prior years of $73.4 million.
We experienced favorable reserve development in all lines of business with the exception of assumed reinsurance which adversely developed as a result of additional reported losses of $4.6 million on 2011 catastrophe activity, and direct commercial multi-peril, which experienced a slight deficiency. Other liability and products liability had a reduction in legal expenses as a result of an initiative we implemented in 2009, and an overall improvement in our underwriting results.

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
We experienced favorable reserve development in all lines of business with the exception of assumed reinsurance which adversely developed as a result of additional reported losses of $4.6 million on 2010 catastrophe activity, and direct commercial multi-peril, which experienced a slight deficiency. Our other liability and products liability lines had significant decreases in losses as a result of a lower level of required reserves for IBNR losses in 2011, a reduction in our legal expenses as a result of an initiative we implemented in 2009, and an overall improvement in our underwriting results.
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

2013 Development

The property and casualty insurance segment experienced $57.5 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2013. The favorable reserve development on prior year reserves was primarily related to our long-tail lines of commercial business including other liability, workers’ compensation and auto liability. The significant driver of the favorable reserve development in 2013 was the other liability line which contributed $33.5 million of the total, primarily due to additional recognition of relatively recent changes in reserve development patterns which have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Also, contributing to the favorable development in 2013, only to a lesser extent than the other liability line of business, were workers’ compensation, commercial auto liability and surety lines of business, which contributed $7.5 million, $6.3 million and $4.7 million, respectively, to the favorable reserve development.

2012 Development

In 2012 we experienced favorable reserve development of $73.4 million for reserves established for claims that occurred in prior years. The majority of this favorable development is related to our long-tail lines of commercial business including other liability, workers’ compensation and auto liability.
The significant driver of the favorable reserve development in 2012 was the other liability line which contributed $53.9 million of the total. The favorable development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we observed a continuation of a trend, started in 2011, reducing the overall number of reported new construction defect claims and lower than expected loss emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable reserve development trends.
Reserves for all other lines of business, with the exception of assumed reinsurance, experienced favorable reserve development in 2012, only to a lesser extent than the other liability line. We attribute this remaining development to the factors noted above. Our assumed reinsurance line was impacted by adverse reserve development on prior year catastrophes of $8.4 million, with $3.9 million coming from accident year 2011 (Japan earthquake and tsunami, Thailand flood, and Christchurch, New Zealand earthquake) and $4.7 million from accident year 2010 (Canterbury, New Zealand earthquake).
2011 Development
In 2011, we experienced favorable reserve development of $61.1 million for reserves established for claims that occurred in prior years. The majority of this favorable development is related to our long-tail lines of commercial business including other liability, workers’ compensation and auto liability.
The significant driver of the favorable reserve development in 2011 was the other liability line which contributed $49.0 million of the total. The favorable development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we have observed an overall reduction in reported new construction defect claims and less than expected loss emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable reserve development trends.
Our commercial automobile liability line developed favorably in 2011 and contributed $10.9 million of the total. The favorable reserve development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we have observed a lower level of latent claim development.
Reserves for all other lines of business, with the exception of assumed reinsurance, experienced favorable reserve development in 2011, only to a lesser extent than the other liability line. We attribute this remaining development to the factors noted above. Our assumed reinsurance line was impacted by adverse reserve development on prior year catastrophes of $10.6 million, with accident year 2010 (Canterbury, New Zealand earthquake) increasing by $11.6 million.
Reserve development amounts can vary significantly from year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business.

Net Loss Ratios by Line
The following table depicts our net loss ratio for 2013, 2012 and 2011:

Years ended December 31,	2013			2012			2011(1)
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$199,548	$98,013	49.1%	$197,842	$98,225	49.6%	$159,977	$75,659	47.3%
Fire and allied lines	165,081	95,158	57.6	131,975	110,429	83.7	117,812	123,418	104.8
Automobile	147,026	120,354	81.9	134,682	103,234	76.7	115,230	84,151	73.0
Workers’ compensation	81,616	73,179	89.7	68,643	52,017	75.8	54,404	47,153	86.7
Fidelity and surety	18,746	(2,201)	(11.7)	17,713	3,038	17.2	16,665	1,349	8.1
Other	1,861	126	6.8	991	265	26.7	854	(410)	(48.0)
Total commercial lines	$613,878	$384,629	62.7%	$551,846	$367,208	66.5%	$464,942	$331,320	71.3%

Personal lines
Fire and allied lines	$42,949	$28,235	65.7%	$41,274	$39,319	95.3%	$36,027	$36,086	100.2%
Automobile	22,185	16,872	76.1	20,890	15,372	73.6	18,744	15,542	82.9
Other	774	2,637	NM	928	(423)	(45.6)	797	97	12.2
Total personal lines	$65,908	$47,744	72.4%	$63,092	$54,268	86.0%	$55,568	$51,725	93.1%
Reinsurance assumed	$14,406	$4,980	34.6%	$14,473	$17,661	122.0%	$13,261	$24,786	186.9%
Total	$694,192	$437,353	63.0%	$629,411	$439,137	69.8%	$533,771	$407,831	76.4%
NM=Not meaningful
(1) The information presented for 2011 and after includes Mercer Insurance Group’s results after the March 28, 2011 acquisition date.

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, improved to 62.7 percent in 2013 from 66.5 percent in 2012 and 71.3 percent in 2011. The improvement in 2013 as compared to 2012 was primarily the result of an increase in net premiums earned and a reduction in catastrophe losses.
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
The improvement in the net loss ratio in 2013 as compared to 2012 was due to a combination of premium growth and a reduction in catastrophe losses. In 2013, net premiums earned in these lines increased 25.1 percent to $165.1 million as compared to 2012. The improvement in the net loss ratio in 2012 as compared to 2011, was due to an increase in premiums earned in these lines, which increased 12.0 percent to $132.0 million, primarily from an increase in renewal pricing. Also contributing to the improvement in 2012 was a decrease in catastrophe activity as compared to 2011.
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
In recent years, we began to use our loss control department more extensively in an attempt to return this line of business to a higher level of profitability. For example, our loss control department has representatives make multiple visits each year to businesses and job sites to ensure safety. We also non-renew accounts that no longer meet our underwriting or pricing guidelines. We avoid accounts that have become too underpriced for the risk.
Construction Defect Losses
Incurred losses from construction defect claims were $13.7 million in 2013 compared to $9.6 million and $11.1 million in 2012 and 2011, respectively. At December 31, 2013, we had $35.8 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which is calculated at the overall other liability commercial line), which consisted of 2,102 claims. In comparison, at December 31, 2012, we had reserves of $34.0 million, excluding IBNR reserves, consisting of 1,839 claims.
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

We have exposure to construction defect liabilities in Colorado and surrounding states. We have historically insured small- to medium-sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we implemented policy exclusions in 2009, later revised in 2010, that exclude liability coverage for contractors performing “residential structural” operations on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. The exclusions do not apply to remodeling or repair of an existing structure.  We also changed our underwriting guidelines to add a professional liability exclusion when contractors prepare their own design work or blueprints and implemented the multi-family exclusion and tract home building limitation form for the state of Colorado and our other western states as a means to reduce our exposure in future years.  When offering commercial umbrella coverage for structural residential contractors, limits of liability are typically limited to a maximum of $2.0 million per occurrence.  Requests to provide additional insured status for “developers” are declined.

As a result of our acquisition of Mercer Insurance Group in 2011, we added construction defect exposure in the states of California, Nevada and Arizona. Mercer Insurance Group has been writing in these states for more than 20 years. In order to minimize our exposure to construction defect claims in this region, we continually review the coverage we offer and our pricing models. In an effort to limit our exposure from residential multi-unit buildings, we started including condominium and townhouse construction policy exclusions in 2012 for our contracting policies in this region. For the majority of our residential contractors we limit the size of any tracts the contractor is working on to 25 homes or less and do not include a continuous trigger with our designated work exclusion. In a majority of the policies in our small service, repair and remodel contractors program, we have a favorable new residential construction exclusion. We also apply strict guidelines when additional insured forms are required and changed our underwriting guidelines to limit our exposure to large, multi-party construction defect claims.

Other Liability Losses - Other Than Construction Defect

Within our other liability lines of business (other than construction defect), frequency as measured by claim counts indexed to net earned premium and average claim size, continued to decrease in 2013 as compared to 2012 and 2011, primarily due to better underwriting results.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured’s vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. The deterioration in our commercial automobile insurance line in 2013 as compared to 2012 was the result of an increase in claim frequency.
Workers’ Compensation
We consider our workers’ compensation business to be a companion product; we rarely write stand-alone workers’ compensation policies. Our workers’ compensation insurance covers primarily small- to mid-size accounts.
The deterioration in our workers’ compensation line of business in 2013 was the result of an increase in claim frequency. The improvement in this line for 2012 was the result of a decrease in frequency. Generally changes in experience year-over-year in this line are considered normal fluctuations that typically occur in the workers’ compensation line of business.
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

In 2013, our claims frequency decreased along with a release of IBNR reserves as a result of actual emergence of paid losses being less than expected. This resulted in the negative loss ratio in 2013.

In 2012, our claims frequency remained stable, yet we had an increase in our loss and loss settlement expenses, which is primarily the result of one large claim. In 2012, net premiums earned on the surety line increased by 6.3 percent to $17.7 million as compared to 2011.

During 2013 and 2011, there were no claims that exceeded our $1.5 million reinsurance retention level. During 2012, there was one claim that exceeded our $1.5 million reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. In 2013, catastrophe activity decreased resulting in a decrease in the net loss ratio as compared to 2012. Net premiums earned were up 4.5% as compared to 2012. Rate increases in the fire and allied lines are the primary driver of the increased premium while retention remained relatively unchanged.
While catastrophe activity remained elevated in 2012, primarily due to Super Storm Sandy, personal lines results improved as catastrophe losses decreased compared to 2011. Personal lines pricing remained consistent in 2012, with increases for homeowners’ line of business and personal auto line of business. Policy retention rates remained strong, up slightly during the year as compared to 2011.
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
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio in 2013 improvement was driven by the decrease in catastrophe losses. The net loss ratio in 2012 was impacted by catastrophe losses associated with Super Storm Sandy as well as the adverse reserve development from Thailand floods. The net loss ratio in 2011 was impacted by significant losses from natural disasters, including catastrophes in New Zealand and Japan.

In 2013, we renewed our participation in all but one of our assumed programs and added two new programs to our portfolio. Loss and loss settlement expenses assumed decreased in 2013 as compared to 2012 primarily due to a decrease in catastrophe losses. We added two new programs to replace the lost premium from the program not renewed and to take advantage of areas where we had exposure capacity.  One of the new programs has worldwide exposure and the other has exposure in the United Kingdom and Japan.

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

Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 31.8 percent, 31.4 percent and 35.7 percent for 2013, 2012, and 2011, respectively. The increase in the underwriting expense ratio in 2013 was primarily driven by an increase in employee benefit costs and an increase in contingent commission expenses. In 2012, the decrease in the underwriting expense ratio was primarily due to expenses recorded in 2011 related to the Mercer Insurance Group acquisition, which was partially offset by the prospective adoption of new accounting guidance effective January 1, 2012 that limits the deferral of policy acquisition costs in 2012.

Life Insurance Segment Results

	Years Ended December 31,			% Change
				2013	2012
(In Thousands)	2013	2012	2011	vs. 2012	vs. 2011
Revenues
Net premiums earned	$60,654	$65,583	$53,012	(7.5)%	23.7%
Investment income, net	66,467	70,026	73,981	(5.1)%	(5.3)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(4)	(395)	100.0%	99.0%
All other net realized gains	2,434	3,781	3,754	(35.6)%	0.7%
Net realized investment gains	2,434	3,777	3,359	(35.6)%	12.4%
Other income	614	575	699	6.8%	(17.7)%
Total revenues	$130,169	$139,961	$131,051	(7.0)%	6.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$21,461	$20,569	$22,558	4.3%	(8.8)%
Increase in liability for future policy benefits	37,625	43,095	32,567	(12.7)%	32.3%
Amortization of deferred policy acquisition costs	6,502	7,390	9,224	(12.0)%	(19.9)%
Other underwriting expenses	16,235	17,505	12,353	(7.3)%	41.7%
Interest on policyholders’ accounts	35,163	41,409	42,834	(15.1)%	(3.3)%
Total benefits, losses and expenses	$116,986	$129,968	$119,536	(10.0)%	8.7%

Income before income taxes	$13,183	$9,993	$11,515	31.9%	(13.2)%
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (65.6 percent), traditional life products (24.7 percent), universal life products (8.4 percent), and other life products (1.3 percent) comprised our 2013 life insurance premium revenues, as determined on the basis of statutory accounting principles. We do not write variable annuities or variable insurance products.

Income before income taxes for our life insurance segment totaled $13.2 million in 2013 compared to $10.0 million in 2012 and $11.5 million in 2011. The increase in net income before income taxes is primarily a result of a decrease in interest on policyholders’ accounts which is due to an increase in net withdrawals of annuity products and a smaller change in the liability for future policy benefits as a result of a decline in sales of single premium whole life products. These were partially offset by a decrease in net investment income as explained in more detail in the following paragraph.
In 2013, net investment income decreased 5.1 percent and 10.2 percent, respectively, as compared to 2012 and 2011. This was due to the decrease in invested assets, resulting from negative cash flows on annuity products, and a decrease in the reinvestment interest rates from the the continued low interest rate environment. For discussion of our consolidated investment results, see the “Investments” section contained in this Item.

Net premiums earned decreased 7.5 percent in 2013 as compared to 2012 primarily due to decreased sales of single premium whole life products. Net premiums earned was 23.7 percent higher in 2012 as compared to 2011 primarily due to increased sales of single premium whole life products.

Amortization of deferred policy acquisition costs decreased 12.0 percent in 2013 as compared to 2012 primarily as a result of lower sales and fewer costs being deferred due to the change in accounting guidance noted previously.

Underwriting expenses decreased 7.3 percent in 2013 as compared to 2012 due to a decrease in single premium whole life commissions related to the decrease in premiums as previously mentioned.
Deferred annuity deposits increased 18.1 percent in 2013, as compared to 2012, due to crediting rate increases which occurred in the latter half of 2013. Deferred annuity deposits decreased 24.8 percent in 2012 as compared to 2011 as we lowered the credited rate offered during the low interest rate environment.

Net cash outflow related to the Company’s annuity business was $77.7 million and $42.3 million in 2013 and 2012, respectively, compared to a net cash inflow of $17.6 million in 2011. This result is attributed to the activity described previously.
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
Federal Income Taxes
We reported a federal income tax expense (benefit) of $25.8 million, $5.9 million and $(12.7) million in 2013, 2012, and 2011, respectively. The benefit in 2011 resulted from a taxable loss in our property and casualty insurance operations. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent in each year, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2013, we have a net operating loss (“NOL”) carryforward of $7.8 million, which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2014.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $2.4 million at December 31, 2013. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.5 million in 2013 due to the realization of $1.6 million in NOLs.
As of December 31, 2013, we have alternative minimum tax (“AMT”) credit carryforwards of $0.5 million. These have an indefinite life and we expect to realize the entire benefit in the future.

INVESTMENTS
Investment Environment

In 2013, the financial markets and economy were again aided by the Federal Reserve (the “FED”), which took the lead in supporting financial markets and moving the economy forward by means of its accommodative monetary policy. Since the 2008-2009 financial market crises, the FED’s policy tools have consisted of (1) keeping short-term rates near zero percent, (2) intermittent bond buying programs (i.e., quantitative easing or “QE”), and (3) greater transparency and communication on future decisions.  The FED’s use of these tools has had a profound impact on investment returns, including in 2013. In early May, FED Chairman Ben Bernanke sparked a significant sell-off in U.S. Treasuries by declaring the central bank could potentially reduce the amount of asset purchases going forward (i.e., “tapering”). As investors speculated in the weeks that followed on when and how much the FED would taper, economic data, though mixed, began pointing towards a deeper, more sustainable recovery. Rates moved higher through the remainder of the year with the 10 year Treasury reaching 3.0 percent in September 2013 and again at end of the year. Overall, the increase in rates may be helpful, but investment yields still remain near historic lows given the high demand for income-producing assets. Equity markets produced large, broad-based returns, but this rally may not be sustainable. As markets transition to a less accommodative FED, underlying economic fundamentals will begin to have an increasing impact on the movement of both interest rates and equity valuations. We believe the balance of risks in our portfolio are appropriate and well-positioned given current market dynamics and opportunities.
Investment Philosophy

The Company’s assets are invested to meet liquidity needs and maximize after-tax returns while maintaining appropriate risk diversification.  The return on our portfolio is an important component of overall financial results, but quality and safety of principal is the highest priority of our investment program.  Our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity.  However, close management of our available-for-sale portfolio is considered necessary to achieve portfolio objectives and maximize risk-adjusted returns as market conditions change.

We work with our insurance company subsidiaries to develop an appropriate investment strategy that aligns with their business needs and supports United Fire’s strategic plan and risk appetite.  The portfolio is structured so as to be in compliance with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.  All but a small portion of our investment portfolio is managed internally.
Investment Portfolio
Our invested assets at December 31, 2013 totaled $3.1 billion, compared to $3.0 billion at December 31, 2012, an increase of $5.8 million. At December 31, 2013, fixed maturity securities and equity securities comprised 90.5 percent and 7.6 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep less cash on hand in the low interest rate environment. If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2013 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities: (1)
Held-to-maturity	$316	—%	$340	—%	$656	—%
Available-for-sale	1,197,892	82.8	1,553,364	96.8	2,751,256	90.2
Trading securities	9,940	0.7	—	—	9,940	0.3
Equity securities:
Available-for-sale	202,560	14.0	26,808	1.7	229,368	7.5
Trading securities	2,487	0.2	—	—	2,487	0.1
Mortgage loans	—	—	4,423	0.3	4,423	0.2
Policy loans	—	—	6,261	0.4	6,261	0.2
Other long-term investments	32,292	2.2	12,654	0.8	44,946	1.5
Short-term investments	800	0.1	—	—	800	—
Total	$1,446,287	100.0%	$1,603,850	100.0%	$3,050,137	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2013, we classified $2.8 billion, or 99.6 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.5 percent, at December 31, 2012. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2013 and 2012, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at December 31, 2013 and 2012. Information contained in the table is generally based upon the issue credit ratings provided by Moody’s, unless the rating is unavailable, in which case we obtain it from Standard & Poor’s.

(In Thousands)	December 31, 2013		December 31, 2012
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$761,017	27.5%	$481,754	17.1%
AA	537,527	19.5	646,516	22.9
A	564,396	20.4	632,962	22.4
Baa/BBB	830,735	30.1	998,818	35.4
Other/Not Rated	68,177	2.5	63,036	2.2
	$2,761,852	100.0%	$2,823,086	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at December 31, 2013, was 5.0 years compared to 4.0 years at December 31, 2012.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities was 4.9 years at December 31, 2013 compared to 4.0 years at December 31, 2012.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2013	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$30,807	$30,992	$1,350	$1,359
Due after one year through five years	315	318	481,851	508,510	3,762	5,147
Due after five years through 10 years	—	—	327,660	339,337	—	—
Due after 10 years	—	—	214,567	198,844	2,937	3,434
Asset-backed securities	—	—	650	702	—	—
Mortgage-backed securities	1	1	19,141	19,273	—	—
Collateralized mortgage obligations	—	—	104,280	100,234	—	—
	$316	$319	$1,178,956	$1,197,892	$8,049	$9,940

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at December 31, 2013 was 5.0 years compared to 4.0 years at December 31, 2012.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2013	Cost	Value	Cost	Value
Due in one year or less	$135	$136	$200,253	$203,930
Due after one year through five years	—	—	468,233	488,352
Due after five years through 10 years	—	—	521,271	515,819
Due after 10 years	—	—	153,187	144,648
Asset-backed securities	—	—	3,069	3,293
Mortgage-backed securities	205	214	2,893	2,793
Collateralized mortgage obligations	—	—	205,695	194,529
	$340	$350	$1,554,601	$1,553,364

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. In our life insurance segment, net investment income decreased 5.1 percent in 2013, compared with the same period of 2012, due to a lower asset base and historically low yields that reduce our investment income. We are maintaining our investment philosophy of purchasing quality investments rated investment grade or better.
In our property and casualty insurance segment, an increase in the value of our investments in limited liability partnerships contributed to the increase of 10.6 percent in net investment income in 2013, compared with the same period of 2012. The increases were somewhat offset by the impact of low investment yields. Our property and casualty insurance segment holds certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders’ equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at December 31, 2013, are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2013, if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

Our investment results are summarized in the following table:

(In Thousands)				% Change
				2013	2012
As of and for the Years Ended December 31,	2013	2012	2011	vs. 2012	vs. 2011
Investment income, net	$112,799	$111,905	$109,494	0.8%	2.2%
Net realized investment gains (losses)
Other-than-temporary impairment charges	$(139)	$(4)	$(395)	NM	99.0
All other net realized gains	8,834	5,457	6,835	61.9	(20.2)
Total net realized investment gains	$8,695	$5,453	$6,440	59.5%	(15.3)%
Net unrealized investment gains, after tax	$116,601	$144,096	$124,376	(19.1)%	15.9%
NM=not meaningful
Net Investment Income
In 2013, our investment income, net of investment expenses, increased $0.9 million to $112.8 million as compared to 2012, primarily due to an increase in value of investments that are accounted for under the equity method of accounting somewhat offset by the impact of low investment yields.
In 2012, our investment income, net of investment expenses, increased $2.4 million to $111.9 million as compared to 2011. Net investment income benefited from having a full year of Mercer Insurance Group’s results included in 2012 along with an increase in value of investments that are accounted for under the equity method of accounting both somewhat offset by the impact of low investment yields.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2013	2012	2011
Investment income
Interest on fixed maturities	$101,950	$108,517	$109,467
Dividends on equity securities	5,806	5,354	4,628
Income (loss) on other long-term investments
Interest	1,194	232	224
Change in value (1)	7,030	2,562	(137)
Interest on mortgage loans	266	279	285
Interest on short-term investments	6	10	4
Interest on cash and cash equivalents	239	290	913
Other	1,632	825	969
Total investment income	$118,123	$118,069	$116,353
Less investment expenses	5,324	6,164	6,859
Investment income, net	$112,799	$111,905	$109,494

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2013, 86.3 percent of our gross investment income originated from interest on fixed maturities, compared to 91.9 percent and 94.1 percent in 2012 and 2011, respectively.

The following table details our annualized yield on average invested assets for 2013, 2012 and 2011, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2013	$3,088,962	$112,799	3.7%
2012	3,026,267	111,905	3.7
2011	2,744,095	109,494	4.0
Net Realized Investment Gains and Losses
In 2013, 2012 and 2011, we reported net realized investment gains of $8.7 million, $5.5 million and $6.4 million, respectively. The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2013	2012	2011
Net realized investment gains (losses)
Net realized gains (losses):
Fixed maturities:
Held-to-maturity	$1	$12	$8
Available-for-sale	3,211	3,408	4,776
Trading securities
Change in fair value	1,183	683	(539)
Sales	788	406	(326)
Equity securities:
Available-for-sale	3,739	698	2,988
Trading securities
Change in fair value	(126)	250	(4)
Sales	38	—	—
Other long-term investments	—	—	(68)
Other-than-temporary-impairment charges:
Fixed maturities	(139)	—	(395)
Equity securities	—	(4)	—
Total net realized investment gains	$8,695	$5,453	$6,440
Net Unrealized Investment Gains and Losses
As of December 31, 2013, net unrealized investment gains, after tax, totaled $116.6 million, compared to $144.1 million and $124.4 million as of December 31, 2012 and 2011, respectively. The decrease in unrealized gains in 2013 resulted from a decrease in the fair value of the fixed maturity portfolio partially offset by an increase in the equity portfolio. The increase in unrealized gains in 2012 resulted from an increase in fair value of both the fixed maturity and equity portfolios. In 2011, our acquisition of Mercer Insurance Group increased our holdings of fixed maturity securities that, in connection with a decrease in market interest rates, led to an increase in our net unrealized investment gains. We have and will continue to closely monitor market conditions and evaluate the long-term impact of the market volatility experienced in recent years on all of our investment holdings.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2013	2012	2011
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$(132,579)	$15,816	$34,699
Equity securities	48,176	19,339	(4,675)
Deferred policy acquisition costs	42,102	(4,821)	3,402
Income tax effect	14,806	(10,614)	(11,699)
Total change in net unrealized investment gains, net of tax	$(27,495)	$19,720	$21,727
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
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2013, our life insurance segment had $925.8 million in deferred annuity liabilities for which investments in fixed maturity securities were specifically allocated.
The duration of the life insurance segment’s investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.

Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2013. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 0.18 years shorter than the projected duration of the liabilities. If interest rates increase by 100 or 200 basis points, the duration of the investments supporting the deferred annuity liabilities would be 0.57 years and 1.71 years longer, respectively, than the projected duration of the liabilities.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2013,	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$254	$254	$254	$253	$253
Corporate bonds - financial services	215	207	200	193	186
Mortgage-backed securities	222	219	215	211	207
Total Held-to-Maturity Fixed Maturities	$691	$680	$669	$657	$646
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$35,276	$34,572	$33,895	$33,242	$32,612
U.S. government agency	298,115	290,485	269,583	243,947	220,210
States, municipalities and political subdivisions	773,064	743,120	713,907	658,448	657,761
Foreign bonds	184,484	178,509	172,856	167,504	162,431
Public utilities	234,763	226,478	218,576	211,067	204,007
Corporate bonds
Energy	172,862	166,800	161,010	155,483	150,249
Industrials	256,866	246,641	237,028	227,999	219,516
Consumer goods and services	182,722	175,073	167,914	161,210	154,930
Health care	101,775	97,211	92,946	88,958	85,230
Technology, media and telecommunications	135,145	127,754	120,966	114,718	108,958
Financial services	259,898	250,512	241,751	233,534	225,811
Mortgage backed securities	22,969	22,700	22,066	21,072	19,877
Collateralized mortgage obligations	336,111	319,167	294,763	267,704	241,453
Asset-backed securities	4,155	4,074	3,995	3,919	3,846
Total Available-For-Sale Fixed Maturities	$2,998,205	$2,883,096	$2,751,256	$2,588,805	$2,486,891
TRADING
Fixed maturities
Bonds
Foreign bonds	$1,268	$1,260	$1,253	$1,246	$1,239
Corporate bonds
Industrial	1,203	1,162	1,122	1,084	1,047
Consumer	107	106	106	106	105
Health care	1,226	1,189	1,154	1,121	1,088
Financial services	2,076	1,992	1,866	1,704	1,544
Technology, media and telecommunications	2,763	2,373	2,054	1,792	1,576
Redeemable preferred stock	2,385	2,385	2,385	2,385	2,385
Total Trading Fixed Maturities	$11,028	$10,467	$9,940	$9,438	$8,984
Total Fixed Maturity Securities	$3,009,924	$2,894,243	$2,761,865	$2,598,900	$2,496,521

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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2013:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$208,670	$231,855	$255,041
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
We base our investment decisions on the credit characteristics of individual securities; however, we have within our municipal bond portfolio a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2013 and 2012 resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 94.9 percent and 95.0 percent were rated single “A” or above, and 83.8 percent and 88.9 percent were rated “AA” or above at December 31, 2013 and 2012, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $114.2 million or 29.7 percent of our insured municipal securities at December 31, 2013, as compared to $138.6 million or 30.3 percent at December 31, 2012. Our five largest indirect exposures to financial guarantors accounted for 79.9 percent and 79.3 percent of our insured municipal securities at December 31, 2013 and 2012, respectively.

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
We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by various rating agencies, at a level considered necessary by management to enable our insurance company subsidiaries to compete and (2) sufficient capital to enable our insurance company subsidiaries to meet the capital adequacy tests performed by regulatory agencies in the United States.
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

The following table displays a summary of cash sources and uses in 2013, 2012 and 2011:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2013	2012	2011
Cash provided by (used in)
Operating activities	$161,491	$172,076	$74,431
Investing activities	(101,986)	(111,340)	(175,192)
Financing activities	(74,778)	(97,797)	65,231
Net decrease in cash and cash equivalents	$(15,273)	$(37,061)	$(35,530)
Operating Activities
Net cash flows provided by operating activities totaled $161.5 million, $172.1 million and $74.4 million in 2013, 2012 and 2011, respectively. Operating cash flows in 2013 reflect an increase in net withdrawals of annuity products offset by a higher level of property and casualty premiums collected and a lower level of property and casualty loss payments. Operating cash flows in 2012 reflect a higher level of property and casualty premiums collected, and a lower level of property and casualty loss payments from the prior year. Operating cash flows in 2011 reflected a higher level of loss and loss settlement expense payments, and a lower level of investment income received compared to prior year.
Our cash flows from operations were sufficient to meet our liquidity needs for 2013, 2012 and 2011.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and portfolio, see the “Investment Portfolio” section contained in this Item.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.1 billion, or 40.7 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2013, our cash and cash equivalents included $37.8 million related to these money market accounts, compared to $45.6 million at December 31, 2012.

Net cash flows used in investing activities totaled $102.0 million, $111.3 million and $175.2 million in 2013, 2012 and 2011, respectively. In 2013, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $508.3 million compared to $555.6 million and $610.0 million for the same period in 2012 and 2011, respectively. The cash inflows over the last three years primarily relate to redemptions of fixed maturity securities that are reinvested at lower interest rates as interest rates have been declining during this period.
Our cash outflows for investment purchases totaled $601.8 million in 2013, compared to $663.8 million and $598.5 million for the same period in 2012 and 2011, respectively. We also had a net cash outflow in 2011 of $172.6 million related to our acquisition of Mercer Insurance Group.
Financing Activities
Net cash flows provided by (used in) financing activities totaled $(74.8) million, $(97.8) million and $65.2 million in 2013, 2012 and 2011, respectively. In 2013 we had $58.6 million of net annuity withdrawals. In 2012, we repaid the remaining balance of $45.0 million outstanding on our credit facility and we also fully repaid the $15.6 million of trust preferred securities previously issued by Mercer Insurance Group. In the first quarter of 2011, we borrowed $79.9 million to partially finance the purchase of Mercer Insurance Group.
Dividends
Dividends paid to shareholders totaled $17.5 million, $15.3 million and $15.5 million in 2013, 2012 and 2011, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2013, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $53.7 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
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
During 2013, 2012 and 2011, pursuant to authorization by our Board of Directors, we repurchased 59,603; 340,159; and 702,947 shares of our common stock respectively, which used cash totaling $1.6 million in 2013, $7.3 million in 2012 and $12.4 million in 2011. At December 31, 2013, we were authorized to purchase an additional 1,070,117 shares of our common stock under our share repurchase program, which expires in August 2014.

Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders. KeyBank National Association is the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company is the syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million. As of December 31, 2013, there were no balances outstanding under this credit agreement.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the “Joinder Agreement”) transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement.
If no event of default has occurred or is continuing to occur, and certain other conditions are satisfied, during the term of this credit facility, we have the right to increase the total facility from $100.0 million up to $125.0 million. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Principal of the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender’s unused commitment under the credit facility is also payable quarterly.
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders’ equity. As of December 31, 2013, we have not been in default and were in compliance with all covenants of the credit agreement.
Stockholders’ Equity
Stockholders’ equity increased 7.4 percent to $782.8 million at December 31, 2013, from $729.2 million at December 31, 2012. The increase was primarily attributable to net income of $76.1 million offset by a decrease in net unrealized investment gains of $27.5 million, net of tax, and by stockholder dividends of $17.5 million. As of December 31, 2013, the book value per share of our common stock was $30.87, compared to $28.90 at December 31, 2012.
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2013, all of our insurance companies had capital well in excess of required levels.

Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2013:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$2,065,760	$246,618	$447,086	$335,252	$1,036,804
Loss and loss settlement expense reserves	960,651	296,129	271,870	120,451	272,201
Operating leases	24,177	7,340	8,928	4,690	3,219
Profit-sharing commissions	19,216	19,216	—	—	—
Pension plan contributions	6,260	6,260	—	—	—
Total	$3,076,064	$575,563	$727,884	$460,393	$1,312,224

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
The amounts presented for future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. In contrast, the future policy benefit reserves for our life insurance segment presented on the Consolidated Balance Sheets are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2013.
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
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2013, we estimate property and casualty agencies will receive profit-sharing payments of $19.2 million in 2014.
Pension Plan Payments
We estimated the pension contribution for 2014 in accordance with the Pension Protection Act of 2006 (the “Act”). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2014, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $1.1 million at December 31, 2013.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe our most critical accounting policies are as follows.
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
To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers with whom we have had several years of experience and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2013 was reasonable.
In order to determine the proper classification in the fair value hierarchy for each security where the price is obtained from an independent pricing service, we obtain and evaluate the vendors’ pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications which are consistent with the applicable accounting guidance on fair value measurements.
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
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a cash flow analysis using an appropriate risk-adjusted discount rate on the underlying security to estimate fair value.
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
At December 31, 2013 and 2012, we had a number of securities where fair value was less than our cost basis. The total unrealized loss on these securities was $59.8 million at December 31, 2013, compared with $4.6 million at December 31, 2012. At December 31, 2013, the largest pre-tax unrealized loss on an individual equity security was $0.1 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 “Summary of Investments.”
Deferred Policy Acquisition Costs — Property and Casualty Insurance Segment
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. At December 31, 2013 and 2012, our DAC asset was $67.7 million and $64.9 million, respectively.
We prospectively adopted new DAC accounting guidance effective January 1, 2012 which limits the amount of underwriting expenses eligible for deferral. The adoption of the new guidance resulted in $8.7 million additional expense recognized in the Consolidated Statement of Income and Comprehensive Income in 2012, as compared to 2011, in our property and casualty insurance segment than would have been had the guidance remained the same. In compliance with the new accounting guidance, the amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. The 2013 DAC asset has been computed on a comparable basis at December 31, 2013 and 2012.
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

To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on an analysis of actual experience of the line of business in the most recent three-year period. This calculation is performed on a quarterly basis. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2013, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2013:

Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$16	$1,015	$3,777	$5,003	$8,320
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for 2013, was $3.8 million as compared to the premium deficiency charge of $2.3 million calculated for 2012. The increase in the premium deficiency charge resulted in a comparatively smaller DAC asset at December 31, 2013, than at December 31, 2012.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the successful acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions and related variable underwriting, agency and policy issue expenses. At December 31, 2013 and 2012, our DAC asset was $82.4 million and $40.4 million, respectively.
As discussed in the Property and Casualty Segment, the DAC asset was impacted by a change in accounting guidance that limits the amount of underwriting expenses eligible for deferral. We prospectively adopted the new accounting guidance effective January 1, 2012 that resulted in the recognition of $1.6 million of additional expense in 2012 in our life insurance segment. The 2013 DAC asset has been computed on a comparable basis at December 31, 2013 and 2012.
We defer and amortize policy acquisition costs on traditional life insurance policies over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. The expected total premium revenue is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volumes.
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
We periodically review estimates of expected profitability and evaluate the need to “unlock” or revise the assumptions for the amortization of the DAC asset related to our non-traditional business. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2013. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense:

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	$8,320	$1,391
Policy lapse experience	7,094	3,036
Changes in assumptions	-1%	+1%
Interest rate spread	$2,831	$7,133
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders’ equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of fixed annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called “shadow” DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2013 and 2012, the “shadow” DAC adjustment increased our DAC asset by $3.4 million and decreased our DAC asset by $38.7 million, respectively.
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $960.7 million and $971.9 million at December 31, 2013 and 2012, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $75.2 million for 2013 and $103.9 million for 2012. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2013, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$38,723	$17,158	$17,843	$73,724
Other liability	165,345	122,190	200,055	487,590
Automobile	89,992	32,115	27,762	149,869
Workers’ compensation	150,728	7,470	27,776	185,974
Fidelity and surety	4,648	2,720	566	7,934
Miscellaneous	304	782	436	1,522
Total commercial lines	$449,740	$182,435	$274,438	$906,613
Personal lines
Automobile	$5,638	$1,445	$1,775	$8,858
Fire and allied lines	10,825	4,150	3,933	18,908
Miscellaneous	1,301	280	610	2,191
Total personal lines	$17,764	$5,875	$6,318	$29,957
Reinsurance assumed	17,064	6,790	227	24,081
Total	$484,568	$195,100	$280,983	$960,651

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
Incurred But Not Reported (IBNR) Reserves

On a quarterly basis, United Fire’s internal actuary performed a detailed analysis of IBNR reserves. This analysis uses various loss projections methods (paid and reported loss development) to provide several estimates of ultimate loss (or loss adjustment expense (“LAE”)) for each individual year and line of business. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. In general, results of several methods are averaged together to provide a final point estimate. IBNR estimates are derived by subtracting reported loss from projected ultimate loss.

United Fire’s internal actuary compares results from the most recent analysis of IBNR reserves (both internal and from Regnier). Senior management meets with our internal actuary and controller quarterly to review the adequacy of carried IBNR reserves based on results from these actuarial analyses and makes adjustments for changes in business and other factors not completely captured by the actuarial analyses. There are two fundamental types or sources of IBNR reserves. We record IBNR for “normal”types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate. This method of establishing our IBNR reserves has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates indicated by the actuarial analyses.

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
Key Assumptions

Our internal and external actuaries and management use a number of key assumptions in establishing an estimate of loss and loss settlement expense reserves, including the following assumptions: future loss settlement expenses can be estimated based on the Company’s historical ratios of loss settlement expenses paid to losses; the Company’s case-basis reserves reflect the most up-to-date information available about the unique circumstances of each individual claim; no new judicial decisions or regulatory actions will increase our case-basis obligations; historical aggregate claim reporting and payment patterns will continue into the future consistent with the observable past; significant unique and unusual claim events have been identified and appropriate adjustments have been made; and, to the best of our knowledge, there are no new latent trends that would impact our case-basis reserves.

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
As an example, if our loss and loss settlement expense reserves of $960.7 million as of December 31, 2013, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $96.1 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. Our approach is consistent year-to-year and produces a reasonable range of reserves that is better than experiencing year-to-year uncertainty as to the adequacy of our reserves.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserve because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2013:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$21,508	$43,016

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2013. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$9,387	$18,774

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,676	$5,352
In 2013, we did not change the key assumptions on which we based our reserving calculations. In estimating our 2013 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
Certain of our lines of business are subject to the potential for greater loss and loss settlement expense development than others, which are discussed below:
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
Our reserve for other liability claims at December 31, 2013, is $487.6 million and consists of 5,592 claims, compared with $522.7 million, consisting of 5,331 claims at December 31, 2012. Of the $487.6 million total reserve for other liability claims, $159.6 million is identified as defense costs and $10.2 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2013, we had $35.8 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 2,102 claims. At December 31, 2012, our reserves, excluding IBNR reserves, totaled $34.0 million, which consisted of 1,839 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Also, court decisions in recent years have expanded insurers’ exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor’s policy.
In addition to these issues, other variables also contribute to a high degree of uncertainty in establishing reserves for construction defect claims. These variables include: whether coverage exists; when losses occur; the size of each loss; expectations for future interpretive rulings concerning contract provisions; and the extent to which the assertion of these claims will expand geographically. In recent years, we have implemented various underwriting measures that we anticipate will mitigate the amount of construction defect losses experienced. These initiatives include increased care regarding additional insured endorsements; stricter underwriting guidelines on the writing of residential contractors; and an increased utilization of loss control.
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2013 and 2012, we had $4.6 million and $1.7 million, respectively, in direct and assumed asbestos and environmental loss reserves. In addition, we had ceded asbestos and environmental loss reserves of $3.5 million and $0.4 million at December 31, 2013 and 2012, respectively. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers’ Compensation Reserves
Like the other liability line of business, workers’ compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers’ compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers’ compensation claims at December 31, 2013, is $186.0 million and consists of 2,348 claims, compared with $162.3 million, consisting of 2,117 claims, at December 31, 2012.
Reserve Development

The following reserve development section should be read in conjunction with the “Results of Operations” section of this Item 7.

In 2013, 2012 and 2011, we recognized a favorable development in our net reserves for prior accident years totaling $57.5 million, $73.4 million and $61.1 million, respectively.
The factors contributing to our year-to-year redundancy include: establishing reserves at their ultimate expected loss amount as soon as practicable after information becomes available, which produces, on average, prudently conservative case reserves; using claims negotiation to control the size of settlements; assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor; promoting claims management services to encourage return-to-work programs, case management by nurses for serious injuries and management of medical provider services and billings; and using programs and services to help prevent fraud and to assist in favorably resolving cases.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using company historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading “Reserve Development” in the “Property and Casualty Insurance Segment” of the “Results of Operations” section in this Item.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(48,759)	$(24,379)	$24,379	$48,759
Workers’ compensation	(18,597)	(9,299)	9,299	18,597
Automobile	(15,873)	(7,936)	7,936	15,873

Hypothetical Reserve Development Volatility Levels	-5%	-3%	3%	5%
Impact on loss and loss settlement expenses
All other lines	$(6,418)	$(3,851)	$3,851	$6,418
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2013 and 2012, we engaged the services of Regnier Consulting Group, Inc. (“Regnier”) as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2014.
It is management’s policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On an annual basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary’s acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2013 and 2012 were $885.5 million and $868.0 million, respectively. In 2013 and 2012, after considering the independent actuary’s range of reasonable estimates, management believed that carried reserves were reasonable and therefore did not adjust the recorded amount.
Regnier uses four projection methods in its actuarial analysis of our loss reserves and uses two projection methods in its actuarial analysis of our loss settlement expense reserves. Based on the results of the projection methods, the actuaries select an actuarial point estimate of the reserves, which is compared to our carried reserves to evaluate the reasonableness of the carried reserves. The four methods utilized by Regnier to project losses are: paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by Regnier to project loss expenses are: paid expenses-to-paid loss and paid expense-to-ultimate loss.
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
The following table reflects the estimated pre-tax impact to DAC, net of unearned revenue liabilities to our universal life and fixed annuity products that could occur in a twelve-month period because of an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.7 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.1 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $1.9 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.6 million.
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2013 and 2012, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2014.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and postretirement benefit obligation at December 31, 2013, by $20.3 million and $6.8 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2013, by $16.2 million and $8.3 million, respectively.
In addition, for the postretirement benefit plan, a 100 basis point increase in the medical trend rate would increase the postretirement benefit obligation at December 31, 2013, by $6.8 million, while a 100 basis point decrease in the medical trend rate would decrease the benefit obligation at December 31, 2013, by $8.3 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2013, by $0.9 million, while a 100 basis point increase in the rate would decrease benefit expense by $0.9 million, for the same period.

For the postretirement benefit plan, an increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2013, by $1.3 million, while a 100 basis point decrease in the rate would decrease benefit expense by $1.0 million, for the same period.

Recently Issued Accounting Standards
Adopted Accounting Standards in 2013

Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires significant items that are reclassified out of accumulated other comprehensive income (“AOCI”) to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance was effective for annual and interim periods beginning after December 15, 2012. The Company adopted the new guidance effective January 1, 2013. The adoption of the new guidance affects presentation only and therefore had no impact on the Company’s results of operations or financial position.
Pending Adoption of Accounting Standards
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new guidance is effective for annual and interim periods beginning after December 15, 2013. The Company currently does not have any liability for unrecognized tax benefits. Therefore, the adoption of the new guidance in not expected to have an impact on the Company’s financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations” under the headings “Investments” and “Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2013	2012

ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $669 in 2013 and $1,681 in 2012)	$656	$1,655
Available-for-sale, at fair value (amortized cost $2,733,557 in 2013 and $2,657,800 in 2012)	2,751,256	2,808,078
Trading securities, at fair value (amortized cost $8,049 in 2013 and $12,645 in 2012)	9,940	13,353
Equity securities
Available-for-sale, at fair value (cost $70,957 in 2013 and $66,892 in 2012)	229,368	177,127
Trading securities, at fair value (cost $2,367 in 2013 and $1,772 in 2012)	2,487	2,018
Mortgage loans	4,423	4,633
Policy loans	6,261	6,671
Other long-term investments	44,946	30,028
Short-term investments	800	800
	3,050,137	3,044,363
Cash and cash equivalents	92,193	107,466
Accrued investment income	27,923	30,375
Premiums receivable (net of allowance for doubtful accounts of $896 in 2013 and $866 in 2012)	218,635	188,289
Deferred policy acquisition costs	150,092	105,300
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $36,972 in 2013 and $34,093 in 2012)	47,218	43,090
Reinsurance receivables and recoverables	87,451	114,399
Prepaid reinsurance premiums	3,160	2,963
Income taxes receivable	1,786	16,536
Goodwill and net intangible assets	27,047	28,259
Other assets	15,030	13,613
TOTAL ASSETS	$3,720,672	$3,694,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$960,651	$971,911
Life insurance	1,472,132	1,498,176
Unearned premiums	340,464	311,650
Accrued expenses and other liabilities	142,677	164,111
Deferred income taxes	21,915	19,628
TOTAL LIABILITIES	$2,937,839	$2,965,476
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,360,893 and 25,227,463 shares issued and outstanding in 2013 and 2012, respectively	$25	$25
Additional paid-in capital	211,574	208,536
Retained earnings	484,084	425,428
Accumulated other comprehensive income, net of tax	87,150	95,188
TOTAL STOCKHOLDERS’ EQUITY	$782,833	$729,177
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,720,672	$3,694,653
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2013	2012	2011

Revenues
Net premiums earned	$754,846	$694,994	$586,783
Investment income, net of investment expenses	112,799	111,905	109,494
Net realized investment gains (losses)
Other-than-temporary impairment charges	(139)	(4)	(395)
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $6,812 in 2013; $4,102 in 2012; and $7,369 in 2011 previously included in accumulated other comprehensive income)	8,834	5,457	6,835
Total net realized investment gains	8,695	5,453	6,440
Other income	702	891	2,291
Total revenues	$877,042	$813,243	$705,008

Benefits, Losses and Expenses
Losses and loss settlement expenses	$458,814	$459,706	$430,389
Increase in liability for future policy benefits	37,625	43,095	32,567
Amortization of deferred policy acquisition costs	153,677	141,834	153,176
Other underwriting expenses (includes reclassifications for employee benefit costs of $5,868 in 2013; $4,971 in 2012; and $2,570 in 2011 previously included in accumulated other comprehensive income)	89,861	81,125	58,757
Interest on policyholders’ accounts	35,163	41,409	42,834
Total benefits, losses and expenses	$775,140	$767,169	$717,723

Income (loss) before income taxes	$101,902	$46,074	$(12,715)
Federal income tax expense (benefit) (includes reclassifications of ($331) in 2013; $304 in 2012; and ($1,680) in 2011 previously included in accumulated other comprehensive income)	25,762	5,862	(12,726)
Net income	$76,140	$40,212	$11

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(35,489)	$34,436	$40,795
Change in liability for underfunded employee benefit plans	24,066	(15,922)	(27,528)
Other comprehensive income (loss), before tax and reclassification adjustments	(11,423)	18,514	13,267
Income tax effect	3,998	(6,477)	(4,540)
Other comprehensive income (loss), after tax, before reclassification adjustments	(7,425)	12,037	8,727
Reclassification adjustment for net realized gains included in income	(6,812)	(4,102)	(7,369)
Reclassification adjustment for employee benefit costs included in expense	5,868	4,971	2,570
Total reclassification adjustments, before tax	(944)	869	(4,799)
Income tax effect	331	(304)	1,680
Total reclassification adjustments, after tax	(613)	565	(3,119)
Comprehensive income	$68,102	$52,814	$5,619

Weighted average common shares outstanding	25,325,695	25,447,918	25,878,535
Basic earnings per common share	$3.01	$1.58	$—
Diluted earnings per common share	2.98	1.58	—
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2013	2012	2011

Common stock
Balance, beginning of year	$25	$25	$26
Shares repurchased (59,603 in 2013; 340,159 in 2012; and 702,947 in 2011)	—	—	(1)
Shares issued for stock-based awards (193,033 in 2013; 87,363 in 2012; and 12,745 in 2011)	—	—	—
Balance, end of year	$25	$25	$25

Additional paid-in capital
Balance, beginning of year	$208,536	$213,045	$223,439
Compensation expense and related tax benefit for stock-based award grants	1,289	1,686	1,830
Shares repurchased	(1,644)	(7,301)	(12,432)
Shares issued for stock-based awards	3,393	1,106	208
Balance, end of year	$211,574	$208,536	$213,045

Retained earnings
Balance, beginning of year	$425,428	$400,485	$415,981
Net income	76,140	40,212	11
Dividends on common stock ($0.69 per share in 2013; $0.60 per share in 2012 and 2011)	(17,484)	(15,269)	(15,507)
Balance, end of year	$484,084	$425,428	$400,485

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$95,188	$82,586	$76,978
Change in net unrealized investment appreciation (1)	(27,495)	19,720	21,727
Change in liability for underfunded employee benefit plans (2)	19,457	(7,118)	(16,119)
Balance, end of year	$87,150	$95,188	$82,586

Summary of changes
Balance, beginning of year	$729,177	$696,141	$716,424
Net income	76,140	40,212	11
All other changes in stockholders’ equity accounts	(22,484)	(7,176)	(20,294)
Balance, end of year	$782,833	$729,177	$696,141

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$76,140	$40,212	$11
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	15,291	15,183	11,638
Depreciation and amortization	5,603	7,979	5,583
Stock-based compensation expense	1,777	1,764	1,829
Net realized investment gains	(8,695)	(5,453)	(6,440)
Net cash flows from trading investments	3,852	403	(1,993)
Deferred income tax expense (benefit)	(368)	7,452	(6,288)
Changes in:
Accrued investment income	2,452	1,844	499
Premiums receivable	(30,346)	(15,941)	(12,067)
Deferred policy acquisition costs	(2,690)	(3,467)	11,709
Reinsurance receivables	26,948	14,175	(23,649)
Prepaid reinsurance premiums	(197)	3,228	1,684
Income taxes receivable	14,750	10,206	(6,310)
Other assets	(1,417)	3,603	9,970
Future policy benefits and losses, claims and loss settlement expenses	21,251	64,384	67,302
Unearned premiums	28,814	22,659	16,401
Accrued expenses and other liabilities	8,499	14,950	3,504
Deferred income taxes	6,983	(8,234)	(82)
Other, net	(7,156)	(2,871)	1,130
Total adjustments	$85,351	$131,864	$74,420
Net cash provided by operating activities	$161,491	$172,076	$74,431
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$23,007	$20,324	$39,496
Proceeds from call and maturity of held-to-maturity investments	1,004	2,709	2,243
Proceeds from call and maturity of available-for-sale investments	477,071	527,720	563,515
Proceeds from short-term and other investments	7,170	4,810	4,741
Purchase of held-to-maturity investments	—	(200)	—
Purchase of available-for-sale investments	(587,412)	(653,467)	(595,162)
Purchase of short-term and other investments	(14,375)	(10,350)	(3,357)
Net purchases and sales of property and equipment	(8,451)	(2,886)	(14,048)
Acquisition of property and casualty company, net of cash acquired	—	—	(172,620)
Net cash used in investing activities	$(101,986)	$(111,340)	$(175,192)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$150,272	$141,252	$170,678
Withdrawals from investment and universal life contracts	(208,827)	(156,881)	(119,716)
Borrowings of short-term debt	—	—	124,900
Repayment of short-term debt	—	(45,000)	(82,900)
Repayment of trust preferred securities	—	(15,626)	—
Payment of cash dividends	(17,484)	(15,269)	(15,507)
Repurchase of common stock	(1,644)	(7,301)	(12,433)
Issuance of common stock	3,393	1,106	208
Tax impact from issuance of common stock	(488)	(78)	1
Net cash (used in) provided by financing activities	$(74,778)	$(97,797)	$65,231
Net Change in Cash and Cash Equivalents	$(15,273)	$(37,061)	$(35,530)
Cash and Cash Equivalents at Beginning of Year	107,466	144,527	180,057
Cash and Cash Equivalents at End of Year	$92,193	$107,466	$144,527
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. (“United Fire”, the “Registrant”, the “Company”,“we,” “us,” or “our”) and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 43 states, plus the District of Columbia, and as a life insurer in 37 states.

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
Holding Company Reorganization
On February 1, 2012, United Fire & Casualty Company completed a corporate reorganization (the “Reorganization”) that resulted in the creation of United Fire Group, Inc., an Iowa corporation, as the holding company and sole owner of United Fire & Casualty Company. In connection with the Reorganization, each share of United Fire & Casualty Company common stock (par value $3.33 1/3 per share) that was issued and outstanding immediately prior to the effective date was automatically converted into a share of United Fire Group, Inc. common stock (par value $0.001 per share). In addition, each outstanding option to purchase or other right to acquire shares of United Fire & Casualty Company common stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. common stock. United Fire Group, Inc. became the publicly held corporation upon completion of the Reorganization.
We have accounted for the Reorganization as a merger of entities under common control, which is similar to the former “pooling of interests method” to account for business combinations. Accordingly, the accompanying Consolidated Financial Statements include the consolidated financial position and results of operations of United Fire & Casualty Company on the same basis as was historically presented, except that the amount reported for common stock at par value has been retrospectively restated to report the par value of United Fire Group, Inc. common stock. The resulting difference has been recorded in additional paid-in capital for all periods presented.
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings Company, LLC, United Life Insurance Company (“United Life”), Addison Insurance Company, American Indemnity Financial Corporation, Lafayette Insurance Company, United Fire & Indemnity Company, Texas General Indemnity Company (currently in run-off) and Mercer Insurance Group, Inc., which includes BICUS Services Corporation (currently inactive), Financial Pacific Insurance Company, Financial Pacific Insurance Group, Inc., Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc. (collectively, “Mercer Insurance Group”).
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
United Real Estate Holdings, LLC, formed in 2013, is a wholly owned subsidiary of United Fire & Casualty Company and is organized as an Iowa Limited Liability Corporation, an unincorporated association formed for the purpose of holding United Fire & Casualty Company’s ownership in commercial real estate.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled (“statutory accounting principles”).
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
Property and Casualty Insurance Business
Premiums written are deferred and recorded as earned premium on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of insurance policies in force. Premiums receivable are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of amounts due from agents and policyholders.
To establish loss and loss settlement expense reserves, we make estimates and assumptions about the future development of claims. Actual results could differ materially from those estimates, which are subjective, complex and inherently uncertain. When we establish and adjust reserves, we do so given our knowledge at the time of the circumstances and facts of known claims. To the extent that we have overestimated or underestimated our loss and loss settlement expense reserves, we adjust the reserves in the period in which such adjustment is determined.
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2013 to be ordinary, routine and incidental to our business.
Life Insurance Business
Our whole life and term insurance (i.e., traditional business) premiums are reported as earned when due and benefits and expenses are associated with premium income in order to result in the recognition of profits over the lives of the related contracts. Premiums receivable are presented net of an estimated allowance for doubtful accounts. Income annuities with life contingencies (single premium immediate annuities and supplementary contracts) have premium recorded and any related expense charge fees recorded as income and expense when the contract is issued. On universal life and deferred annuity policies (i.e., non-traditional business), income and expenses are reported when charged and credited to policyholder account balances in order to result in recognition of profits over the lives of the related contracts. We accomplish this by means of a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.
Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 4.5 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Liabilities for non-traditional business are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using assumptions for mortality and interest rates. Liabilities for deferred annuities are carried at the account value.
Reinsurance
Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 4 “Reinsurance” for a discussion of our reinsurance activities.
Investments
Investments in fixed maturities include bonds and redeemable preferred stocks. Our investments in held-to-maturity fixed maturities are recorded at amortized cost. Our investments in available-for-sale fixed maturities and trading securities are recorded at fair value.
Investments in equity securities, which include common and non-redeemable preferred stocks, are classified as available-for-sale or trading and are recorded at fair value.
Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities and equity securities, are reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders’ equity.
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Mortgage loans are recorded at their unpaid principal balance. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2013 and 2012, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,620,505 and $1,736,466, respectively.
In 2013, 2012 and 2011, we recorded a pre-tax realized loss of $139, $4 and $395, respectively, as a result of the recognition of other-than-temporary impairment (“OTTI”) charges on certain holdings in our investment portfolio. None of the OTTI charges were considered to have a noncredit related loss component. We review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 “Summary of Investments” for a discussion of our accounting policy for impairment recognition.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
In 2013, 2012, and 2011, we made payments for income taxes of $13,628, $11,920 and $570, respectively. In addition, we received federal tax refunds of $8,744 and $15,798 in 2013 and 2012, respectively, that resulted from the utilization of our 2009 net operating losses and net capital losses in the carryback period. No tax refunds were received in 2011. We made no interest payments in 2013. In 2012 and 2011, we made interest payments of $961 and $1,926, respectively. These payments exclude interest credited to policyholders’ accounts.
Deferred Policy Acquisition Costs (“DAC”)

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements:

Property & Casualty	2013	2012	2011
Recorded asset at beginning of year	$64,947	$60,668	$44,681
Underwriting costs deferred	149,891	138,723	132,503
Amortization of deferred policy acquisition costs	(147,175)	(132,771)	(118,189)
Value of business acquired	—	—	27,436
Amortization of value of business acquired	—	(1,673)	(25,763)
Recorded asset at end of year	$67,663	$64,947	$60,668

Life Insurance
Recorded asset at beginning of year	$40,353	$45,986	$42,843
Underwriting costs deferred	6,476	6,578	8,965
Amortization of deferred policy acquisition costs	(6,502)	(7,390)	(9,224)
	$40,327	$45,174	$42,584
Change in “shadow” deferred policy acquisition costs	42,102	(4,821)	3,402
Recorded asset at end of year	$82,429	$40,353	$45,986

Total
Recorded asset at beginning of year	$105,300	$106,654	$87,524
Underwriting costs deferred	156,367	145,301	141,468
Amortization of deferred policy acquisition costs	(153,677)	(140,161)	(127,413)
Value of business acquired	—	—	27,436
Amortization of value of business acquired	—	(1,673)	(25,763)
	$107,990	$110,121	$103,252
Change in “shadow” deferred policy acquisition costs	42,102	(4,821)	3,402
Recorded asset at end of year	$150,092	$105,300	$106,654

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

For non-traditional life insurance policies, DAC is amortized over the anticipated terms in proportion to the ratio of the expected annual gross profits to the total expected gross profits. Changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or “shadow” DAC, to net unrealized investment appreciation as of the balance sheet date. The “shadow” DAC adjustment increased the DAC asset by $3,407 and decreased the DAC asset by $38,695 at December 31, 2013 and 2012, respectively.
In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be incremental and directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.
Effective January 1, 2012, we elected to adopt the updated accounting guidance on a prospective basis. As a result of the adoption, the amount of underwriting expenses eligible for deferral has decreased. After consideration of our normal recoverability assessment and the amortization pattern of our deferred policy acquisition costs, we recognized approximately $10,291 more expense (pretax) in 2012 than we would have had the guidance remained the same. The impact of the adoption on the amounts reported in the accompanying Consolidated Statements of Income and Comprehensive Income was an increase to other underwriting expenses of $25,528, a decrease to deferred policy acquisition cost amortization of $15,237 and a reduction in net income of $6,689 or $0.26 per share. The 2013 DAC asset has been computed on a comparable basis at December 31, 2013 and 2012.
Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. At December 31, 2013, the Company had property and equipment of $47,218, which included buildings of $29,072, land of $7,163, furniture and fixtures of $2,707, computer equipment and software of $3,197 and an airplane of $5,079. At December 31, 2012, the Company had property and equipment of $43,090, which included buildings of $25,186, land of $6,879, furniture and fixtures of $1,024, computer equipment and software of $3,076 and an airplane of $6,925. Expenditures for maintenance and repairs are generally expensed as incurred. We periodically review these assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the underlying asset may not be recoverable. A loss would be recognized if the estimated fair value of the asset were less than its carrying value.
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven to thirty-nine years
Software	Three years
Depreciation expense totaled $4,391, $5,440 and $3,661 for 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2013 and 2012, we performed a qualitative assessment of our goodwill. As a result of this assessment, we did not recognize an impairment charge on our goodwill in 2013 or 2012.
Our intangible assets, which consist primarily of agency relationships, trade names, licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of licenses, which are indefinite-lived and not amortized. We performed a qualitative assessment of our intangible assets. As a result of this assessment, we did not recognize an impairment charge on our intangible assets in 2013, 2012 and 2011. Amortization expense, which is allocated to the property and casualty insurance segment, totaled $1,212, $2,539 and $1,922 for 2013, 2012 and 2011, respectively.
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
We did not recognize any liability for unrecognized tax benefits at December 31, 2013, or 2012 or at any time during 2013, 2012, and 2011. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2011 tax year.
Stock-Based Compensation
We currently have two equity compensation plans. One plan allows us to grant restricted and unrestricted stock, stock appreciation rights, incentive stock options, and non-qualified stock options to employees. The other plan allows us to grant restricted and non-qualified stock options to non-employee directors.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and dividends to stockholders.

Recently Issued Accounting Standards
Adopted Accounting Standards in 2013

Comprehensive Income
In February 2013, the FASB issued guidance that requires significant items that are reclassified out of accumulated other comprehensive income (“AOCI”) to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance was effective for annual and interim periods beginning after December 15, 2012. The Company adopted the new guidance effective January 1, 2013. The adoption of the new guidance affects presentation only and therefore had no impact on the Company’s results of operations or financial position.
Pending Adoption of Accounting Standards
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new guidance is effective for annual and interim periods beginning after December 15, 2013. The Company currently does not have any liability for unrecognized tax benefits. Therefore, the adoption of the new guidance is not expected to have an impact on the Company’s financial position or results of operations.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2013 and 2012.

December 31, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$250	$4	$—	$254
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	206	9	—	215
Total Held-to-Maturity Fixed Maturities	$656	$13	$—	$669
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$33,612	$423	$140	$33,895
U.S. government agency	287,988	258	18,663	269,583
States, municipalities and political subdivisions	690,461	34,151	10,705	713,907
Foreign bonds	167,390	5,863	397	172,856
Public utilities	213,479	6,873	1,776	218,576
Corporate bonds
Energy	157,620	4,398	1,008	161,010
Industrials	234,221	5,626	2,819	237,028
Consumer goods and services	165,565	3,770	1,421	167,914
Health care	91,008	3,138	1,200	92,946
Technology, media and telecommunications	121,746	2,541	3,321	120,966
Financial services	234,739	7,735	723	241,751
Mortgage-backed securities	22,034	323	291	22,066
Collateralized mortgage obligations	309,975	1,707	16,919	294,763
Asset-backed securities	3,719	276	—	3,995
Total Available-For-Sale Fixed Maturities	$2,733,557	$77,082	$59,383	$2,751,256
Equity securities
Common stocks
Public utilities	$7,231	$9,068	$27	$16,272
Energy	5,094	9,269	—	14,363
Industrials	13,308	32,823	32	46,099
Consumer goods and services	10,363	10,895	—	21,258
Health care	7,920	17,078	—	24,998
Technology, media and telecommunications	6,204	7,183	83	13,304
Financial services	15,853	72,537	128	88,262
Nonredeemable preferred stocks	4,984	5	177	4,812
Total Available-for-Sale Equity Securities	$70,957	$158,858	$447	$229,368
Total Available-for-Sale Securities	$2,804,514	$235,940	$59,830	$2,980,624

December 31, 2012
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$1,185	$11	$—	$1,196
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	256	15	—	271
Collateralized mortgage obligations	14	—	—	14
Total Held-to-Maturity Fixed Maturities	$1,655	$26	$—	$1,681
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$37,887	$939	$5	$38,821
U.S. government agency	45,566	429	67	45,928
States, municipalities and political subdivisions	739,752	55,572	819	794,505
Foreign bonds	207,359	11,863	62	219,160
Public utilities	232,550	15,208	32	247,726
Corporate bonds
Energy	169,973	9,758	—	179,731
Industrials	280,185	13,690	212	293,663
Consumer goods and services	193,313	9,813	151	202,975
Health care	115,654	7,111	80	122,685
Technology, media and telecommunications	123,660	6,909	198	130,371
Financial services	271,061	13,858	1,059	283,860
Mortgage-backed securities	27,940	888	21	28,807
Collateralized mortgage obligations	208,042	7,702	1,160	214,584
Asset-backed securities	4,480	406	—	4,886
Redeemable preferred stocks	378	—	2	376
Total Available-For-Sale Fixed Maturities	$2,657,800	$154,146	$3,868	$2,808,078
Equity securities
Common stocks
Public utilities	$7,231	$7,268	$83	$14,416
Energy	5,094	6,903	—	11,997
Industrials	13,031	19,827	174	32,684
Consumer goods and services	10,394	8,535	50	18,879
Health care	7,920	10,286	125	18,081
Technology, media and telecommunications	5,367	5,155	95	10,427
Financial services	15,701	52,936	145	68,492
Nonredeemable preferred stocks	2,154	25	28	2,151
Total Available-for-Sale Equity Securities	$66,892	$110,935	$700	$177,127
Total Available-for-Sale Securities	$2,724,692	$265,081	$4,568	$2,985,205

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$135	$136	$231,060	$234,922	$1,350	$1,359
Due after one year through five years	315	318	950,084	996,862	3,762	5,147
Due after five years through 10 years	—	—	848,931	855,156	—	—
Due after 10 years	—	—	367,754	343,492	2,937	3,434
Asset-backed securities	—	—	3,719	3,995	—	—
Mortgage-backed securities	206	215	22,034	22,066	—	—
Collateralized mortgage obligations	—	—	309,975	294,763	—	—
	$656	$669	$2,733,557	$2,751,256	$8,049	$9,940
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Net realized investment gains (losses)
Fixed maturities:
Held-to-maturity	$1	$12	$8
Available-for-sale	3,211	3,408	4,776
Trading securities
Change in fair value	1,183	683	(539)
Sales	788	406	(326)
Equity securities:
Available-for-sale	3,739	698	2,988
Trading securities
Change in fair value	(126)	250	(4)
Sales	38	—	—
Other long-term investments	—	—	(68)
Other-than-temporary-impairment charges:
Fixed maturities	(139)	—	(395)
Equity securities	—	(4)	—
Total net realized investment gains	$8,695	$5,453	$6,440
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Proceeds from sales	$23,007	$20,324	$39,496
Gross realized gains	451	513	1,144
Gross realized losses	—	(37)	(1,562)
There were no sales of held-to-maturity securities in 2013, 2012 and 2011.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $12,427 and $15,371 at December 31, 2013 and 2012, respectively.
Net Investment Income
Net investment income for the years ended December 31, 2013, 2012 and 2011, is comprised of the following:

Years Ended December 31,	2013	2012	2011
Investment income
Interest on fixed maturities	$101,950	$108,517	$109,467
Dividends on equity securities	5,806	5,354	4,628
Income (loss) on other long-term investments
Investment income	1,194	232	224
Change in value (1)	7,030	2,562	(137)
Interest on mortgage loans	266	279	285
Interest on short-term investments	6	10	4
Interest on cash and cash equivalents	239	290	913
Other	1,632	825	969
Total investment income	$118,123	$118,069	$116,353
Less investment expenses	5,324	6,164	6,859
Net investment income	$112,799	$111,905	$109,494

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Off-Balance Sheet Arrangements
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2017 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $1,050 at December 31, 2013.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(132,579)	$15,816	$34,699
Equity securities	48,176	19,339	(4,675)
Deferred policy acquisition costs	42,102	(4,821)	3,402
Income tax effect	14,806	(10,614)	(11,699)
Total change in net unrealized investment appreciation, net of tax	$(27,495)	$19,720	$21,727
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

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2013 and 2012. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2013, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss which resulted in the recognition of a $139 and $395 credit loss OTTI in our Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013 and 2011, respectively. There were no OTTI losses on fixed maturity securities recognized in 2012. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss which resulted in the recognition of a $4 OTTI in our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2012. There were no OTTI losses on equity securities recognized in 2013 or 2011. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2013 was $58. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

December 31, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	10	$9,196	$140	—	$—	$—	$9,196	$140
U.S. government agency	101	256,203	18,019	2	4,356	644	260,559	18,663
States, municipalities and political subdivisions	136	97,950	7,423	29	29,670	3,282	127,620	10,705
Foreign bonds	10	20,832	397	—	—	—	20,832	397
Public utilities	31	61,582	1,776	—	—	—	61,582	1,776
Corporate bonds
Energy	9	23,735	1,008	—	—	—	23,735	1,008
Industrials	34	77,788	2,819	—	—	—	77,788	2,819
Consumer goods and services	31	58,833	1,276	6	3,218	145	62,051	1,421
Health care	10	25,888	942	2	4,427	258	30,315	1,200
Technology, media and telecommunications	18	58,105	2,147	2	7,468	1,174	65,573	3,321
Financial services	7	15,191	720	1	1,525	3	16,716	723
Mortgage-backed securities	16	4,476	177	6	3,113	114	7,589	291
Collateralized mortgage obligations	111	208,855	11,062	23	55,184	5,857	264,039	16,919
Total Available-for-Sale Fixed Maturities	524	$918,634	$47,906	71	$108,961	$11,477	$1,027,595	$59,383
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$281	$27	$281	$27
Industrials	1	1	1	2	81	31	82	32
Technology, media and telecommunications	—	—	—	6	206	83	206	83
Financial services	—	—	—	4	215	128	215	128
Nonredeemable preferred stocks	3	3,493	116	2	1,170	61	4,663	177
Total Available-for-Sale Equity Securities	4	$3,494	$117	17	$1,953	$330	$5,447	$447
Total Available-for-Sale Securities	528	$922,128	$48,023	88	$110,914	$11,807	$1,033,042	$59,830

December 31, 2012	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	2	$1,724	$5	—	$—	$—	$1,724	$5
U.S. government agency	5	17,654	67	—	—	—	17,654	67
States, municipalities and political subdivisions	31	41,775	819	—	—	—	41,775	819
Foreign bonds	1	3,323	48	1	558	14	3,881	62
Public utilities	2	3,155	32	—	—	—	3,155	32
Corporate bonds
Industrials	4	12,194	109	1	2,897	103	15,091	212
Consumer goods and services	—	—	—	7	4,606	151	4,606	151
Health care	3	7,416	80	—	—	—	7,416	80
Technology, media and telecommunications	5	13,402	198	—	—	—	13,402	198
Financial services	2	1,005	1	24	24,693	1,058	25,698	1,059
Mortgage-backed securities	7	4,472	21	—	—	—	4,472	21
Collateralized mortgage obligations	27	74,702	1,004	1	29	156	74,731	1,160
Redeemable preferred stocks	2	376	2	—	—	—	376	2
Total Available-for-Sale Fixed Maturities	91	$181,198	$2,386	34	$32,783	$1,482	$213,981	$3,868
Equity securities
Common stocks
Public utilities	3	$225	$83	—	$—	$—	$225	$83
Industrials	4	482	52	9	621	122	1,103	174
Consumer goods and services	2	280	19	4	372	31	652	50
Health care	1	31	2	3	896	123	927	125
Technology, media and telecommunications	5	241	7	7	581	88	822	95
Financial services	1	47	19	7	1,109	126	1,156	145
Nonredeemable preferred stocks	—	—	—	2	1,203	28	1,203	28
Total Available-for-Sale Equity Securities	16	$1,306	$182	32	$4,782	$518	$6,088	$700
Total Available-for-Sale Securities	107	$182,504	$2,568	66	$37,565	$2,000	$220,069	$4,568

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
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreement. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security’s fair value, which is a Level 3 fair value measurement.
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

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$669	$656	$1,681	$1,655
Available-for-sale securities	2,751,256	2,751,256	2,808,078	2,808,078
Trading securities	9,940	9,940	13,353	13,353
Equity securities:
Available-for-sale securities	229,368	229,368	177,127	177,127
Trading securities	2,487	2,487	2,018	2,018
Mortgage loans	4,724	4,423	5,037	4,633
Policy loans	6,261	6,261	6,671	6,671
Other long-term investments	44,946	44,946	30,028	30,028
Short-term investments	800	800	800	800
Cash and cash equivalents	92,193	92,193	107,466	107,466
Accrued investment income	27,923	27,923	30,375	30,375
Liabilities
Policy reserves
Annuity (accumulations) (1)	$941,636	$925,832	$1,043,866	$983,579
Annuity (benefit payments)	140,276	94,805	139,213	93,701
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
To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers with whom we have had several years of experience and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2013 and 2012 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2013 and 2012:

		Fair Value Measurements
Description	December 31, 2013	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$33,895	$—	$33,895	$—
U.S. government agency	269,583	—	269,583	—
States, municipalities and political subdivisions	713,907	—	713,209	698
Foreign bonds	172,856	—	172,856	—
Public utilities	218,576	—	218,576	—
Corporate bonds
Energy	161,010	—	161,010	—
Industrials	237,028	—	237,028	—
Consumer goods and services	167,914	—	166,460	1,454
Health care	92,946	—	92,946	—
Technology, media and telecommunications	120,966	—	120,966	—
Financial services	241,751	—	229,725	12,026
Mortgage-backed securities	22,066	—	22,066	—
Collateralized mortgage obligations	294,763	—	294,763	—
Asset-backed securities	3,995	—	1,966	2,029
Total Available-For-Sale Fixed Maturities	$2,751,256	$—	$2,735,049	$16,207
Equity securities
Common stocks
Public utilities	$16,272	$16,272	$—	$—
Energy	14,363	14,363	—	—
Industrials	46,099	46,083	16	—
Consumer goods and services	21,258	21,258	—	—
Health care	24,998	24,998	—	—
Technology, media and telecommunications	13,304	13,304	—	—
Financial services	88,262	84,419	62	3,781
Nonredeemable preferred stocks	4,812	1,714	3,098	—
Total Available-for-Sale Equity Securities	$229,368	$222,411	$3,176	$3,781
Total Available-for-Sale Securities	$2,980,624	$222,411	$2,738,225	$19,988
TRADING
Bonds
Foreign bonds	$1,253	$—	$1,253	$—
Corporate bonds
Industrials	1,122	—	1,122	—
Consumer goods and services	106	—	106	—
Health care	1,154	—	1,154	—
Technology, media and telecommunications	2,054	—	2,054	—
Financial services	1,866	—	1,866	—
Redeemable preferred stocks	2,385	2,385	—	—

Equity securities
Energy	563	563	—	—
Consumer goods and services	39	39	—	—
Health care	332	332	—	—
Nonredeemable preferred stocks	1,553	1,553	—	—
Total Trading Securities	$12,427	$4,872	$7,555	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$37,811	$37,811	$—	$—
Total Assets Measured at Fair Value	$3,031,662	$265,894	$2,745,780	$19,988

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$38,821	$—	$38,821	$—
U.S. government agency	45,928	—	45,928	—
States, municipalities and political subdivisions	794,505	—	793,755	750
Foreign bonds	219,160	—	218,602	558
Public utilities	247,726	—	247,726	—
Corporate bonds
Energy	179,731	—	179,731	—
Industrials	293,663	—	290,766	2,897
Consumer goods and services	202,975	—	201,633	1,342
Health care	122,685	—	122,685	—
Technology, media and telecommunications	130,371	—	130,371	—
Financial services	283,860	—	271,991	11,869
Mortgage-backed securities	28,807	—	28,807	—
Collateralized mortgage obligations	214,584	—	214,584	—
Asset-backed securities	4,886	—	2,398	2,488
Redeemable preferred stocks	376	376	—	—
Total Available-For-Sale Fixed Maturities	$2,808,078	$376	$2,787,798	$19,904
Equity securities
Common stocks
Public utilities	$14,416	$14,416	$—	$—
Energy	11,997	11,997	—	—
Industrials	32,684	32,658	26	—
Consumer goods and services	18,879	18,879	—	—
Health care	18,081	18,081	—	—
Technology, media and telecommunications	10,427	10,427	—	—
Financial services	68,492	64,800	56	3,636
Nonredeemable preferred stocks	2,151	1,906	245	—
Total Available-for-Sale Equity Securities	$177,127	$173,164	$327	$3,636
Total Available-for-Sale Securities	$2,985,205	$173,540	$2,788,125	$23,540
TRADING
Bonds
Foreign bonds	$1,379	$—	$1,379	$—
Corporate bonds
Industrials	1,299	—	1,299	—
Consumer goods and services	1,532	—	1,532	—
Health care	1,824	—	1,824	—
Technology, media and telecommunications	2,250	—	2,250	—

Financial services	1,486	—	1,486	—
Redeemable preferred stocks	3,583	3,583	—	—
Equity securities - health care	303	303	—	—
Nonredeemable preferred stocks	1,715	1,715	—	—
Total Trading Securities	$15,371	$5,601	$9,770	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$45,613	$45,613	$—	$—
Total Assets Measured at Fair Value	$3,046,989	$225,554	$2,797,895	$23,540
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
For the year ended December 31, 2013, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no transfers of securities between Level 1 and Level 2 during the period.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities and certain other securities that were determined to be other-than-temporarily impaired in a prior period and for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2013:

	States, municipalities and political subdivisions	Foreign bonds	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2013	$750	$558	$16,108	$2,488	$3,636	$23,540
Realized gains (1)	—	35	—	—	—	35
Unrealized gains (losses) (1)	83	14	1,277	(53)	(28)	1,293
Purchases	—	—	105	—	173	278
Disposals	(135)	(607)	(4,010)	(406)	—	(5,158)
Balance at December 31, 2013	$698	$—	$13,480	$2,029	$3,781	$19,988
(1) Realized gains (losses) are recorded as a component of earnings whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on scheduled calls.

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
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures. The reported transfers are the result of stale pricing due to a lack of current trading activity for the underlying securities.

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2013, for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $6,090 and $4,669 at December 31, 2013 and 2012, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and loss and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2013	2012	2011
Ceded Business
Ceded premiums written	$50,711	$44,240	$43,921
Ceded premiums earned	50,514	47,467	45,604
Loss and loss settlement expenses ceded(1)	(8,552)	5,525	39,335

Assumed Business
Assumed premiums written	$18,938	$17,181	$14,954
Assumed premiums earned	18,485	16,889	14,869
Loss and loss settlement expenses assumed	8,268	16,873	24,151
(1) In 2013, a reduction in our direct IBNR reserves caused a corresponding reduction in ceded IBNR reserves.  This factor, coupled with a lack of significant large losses exceeding our reinsurance retentions resulted in negative loss and loss settlement expenses ceded for the year.

In 2013, we renewed our participation in all but one of our assumed programs and added two new programs to our portfolio. Loss and loss settlement expenses assumed decreased in 2013 as compared to 2012 primarily due to a decrease in catastrophe losses. We added two new programs to replace the lost premium from the program not renewed and to take advantage of areas where we had exposure capacity.  One of the new programs has worldwide exposure and the other has exposure in the United Kingdom and Japan.

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

In 2011, we renewed our participation in all of our assumed programs, while increasing the participation level on one contract, that generated the growth of our assumed premiums written and earned. Loss and loss settlement expenses were higher than historical levels due to several natural disasters, primarily in New Zealand and Japan, that impacted our assumed program.
Refer to Note 5 “Reserves for Loss and Loss Settlement Expenses” for an analysis of changes in our overall property and casualty insurance reserves.
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. In 2012, we added a $3,000 aggregate annual deductible to our core program multi-line (casualty excess and property excess).

	2013, 2012 & 2011 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	95%	of	$180,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
The following table provides a summary of Mercer Insurance Group’s primary reinsurance programs for 2011:

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
(1) On August 1, 2011, Mercer Insurance Group’s reinsurance retention and limits were changed to match those of the Company.
(2) On January 1, 2012, Mercer Insurance Group’s catastrophe reinsurance programs were changed to match those of the Company.
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
Premiums and losses and loss settlement expenses related to our ceded business is as follows:

Years Ended December 31,	2013	2012	2011
Ceded Business
Ceded insurance in-force	$1,112,688	$1,083,410	$974,556
Ceded premiums earned	2,792	2,621	2,318
Loss and loss settlement expenses ceded	1,971	2,435	3,786
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99.0 percent of ceded life insurance in force as of December 31, 2013, has been ceded to five reinsurers.

NOTE 5. RESERVES FOR LOSS AND LOSS SETTLEMENT EXPENSES
Because property and casualty insurance reserves are estimates of the unpaid portions of incurred losses that have been reported to us, as well as losses that have been incurred but not reported (“IBNR”), the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts, which are based on management’s best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported as a component of losses and loss settlement expenses incurred in the period such changes are determined.

The following table provides an analysis of changes in our property and casualty loss and loss settlement expense reserves for 2013, 2012 and 2011 (net of reinsurance amounts):

Years Ended December 31,	2013	2012	2011
Gross liability for losses and loss settlement expenses at beginning of year	$971,911	$945,051	$603,090
Ceded loss and loss settlement expenses	(103,870)	(120,359)	(39,000)
Net liability for losses and loss settlement expenses at beginning of year	$868,041	$824,692	$564,090
Reserves acquired in Mercer Insurance Group acquisition, net	—	—	252,598
Beginning balance, as adjusted	$868,041	$824,692	$816,688
Losses and loss settlement expenses incurred for claims occurring during
Current year	$494,841	$512,564	$468,926
Prior years	(57,487)	(73,427)	(61,095)
Total incurred	$437,354	$439,137	$407,831
Losses and loss settlement expense payments for claims occurring during
Current year	$203,868	$201,632	$253,175
Prior years	216,026	194,156	146,653
Total paid	$419,894	$395,788	$399,828
Net liability for losses and loss settlement expenses at end of year	$885,501	$868,041	$824,692
Ceded loss and loss settlement expenses	75,150	103,870	120,359
Gross liability for losses and loss settlement expenses at end of year	$960,651	$971,911	$945,051

There are a multitude of factors that can impact loss reserve development. Those factors include, but are not limited to: historical data, the potential impact of various loss development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

The favorable reserve development in 2013 on prior year reserves was primarily related to our long-tail lines of commercial business including other liability, workers’ compensation and auto liability. The significant driver of the favorable reserve development in 2013 was the other liability line, primarily due to additional recognition of relatively recent changes in reserve development patterns which have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Also, contributing to the favorable development in 2013, only to a lesser extent than the other liability line of business, were workers’ compensation, commercial auto liability and surety lines of business

In 2012 we experienced favorable reserve development for reserves established for claims that occurred in prior years. The majority of this favorable development is related to our long-tail lines of commercial business including other liability, workers’ compensation and auto liability.
The significant driver of the favorable reserve development in 2012 was the other liability line. The favorable development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we observed a continuation of a trend, started in 2011, reducing the overall number of reported new construction defect claims and lower than expected loss emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable reserve development trends.
Reserves for all other lines of business, with the exception of assumed reinsurance, experienced favorable reserve development in 2012, only to a lesser extent than the other liability line. We attribute this remaining development to the factors noted above. Our assumed reinsurance line was impacted by adverse reserve development on prior year catastrophes from accident year 2011 (Japan earthquake and tsunami, Thailand flood, and Christchurch, New Zealand earthquake) and from accident year 2010 (Canterbury, New Zealand earthquake).
In 2011, we experienced favorable reserve development for reserves established for claims that occurred in prior years. The majority of this favorable development is related to our long-tail lines of commercial business including other liability, workers’ compensation and auto liability.
The significant driver of the favorable reserve development in 2011 was the other liability line. The favorable development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we have observed an overall reduction in reported new construction defect claims and less than expected loss emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable reserve development trends.
Our commercial automobile liability line developed favorably in 2011. The favorable reserve development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we have observed a lower level of latent claim development.
Reserves for all other lines of business, with the exception of assumed reinsurance, experienced favorable reserve development in 2011, only to a lesser extent than the other liability line. We attribute this remaining development to the factors noted above. Our assumed reinsurance line was impacted by adverse reserve development on prior year catastrophes from accident year 2010 (Canterbury, New Zealand earthquake).
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim, determined from a prudently conservative point of view. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable development in future years that will decrease losses and loss settlement expenses for prior year claims in the year of adjustment. While we realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves, our approach is better than experiencing year-to-year uncertainty as to the adequacy of our reserves. We believe our approach produces recorded reserves that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.
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

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2013, 2012 and 2011 and statutory net income for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income
2013
Property and casualty (1)	$665,772	$84,255
Life, accident and health	157,974	5,942
2012
Property and casualty (1)	$585,986	$34,468
Life, accident and health	158,720	7,420
2011
Property and casualty (1)	$565,843	$10,529
Life, accident and health	167,164	6,180

(1)
Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

State insurance holding company laws and regulations generally require approval from the insurer’s domicile state insurance Commissioner for any material transaction or extraordinary dividend. For property and casualty insurers, a material transaction is defined as any sale, loan, exchange, transfer or guarantee with an affiliate where the aggregate value of the transaction exceeds 25 percent of the insurer’s policyholders’ surplus or three percent of its admitted assets (measured at December 31 of the preceding year), whichever is less. For life insurers, a material transaction with an affiliate is defined as a transaction with an aggregate value exceeding three percent of the life insurer’s admitted assets (measured at December 31 of the preceding year).
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2013, our insurance company subsidiary, United Fire & Casualty is able to make a maximum of $53,702 in dividend payments without prior approval. At December 31, 2013, we were in compliance with applicable state laws and regulations. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains a credit agreement, as discussed in Part II, Note 8 “Debt”, which permits us to borrow up to an aggregate principal amount of $125,000.
We paid dividends to our common shareholders of $17,484, $15,269 and $15,507 in 2013, 2012 and 2011, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2013, 2012 and 2011 United Fire & Casualty Company received dividends from its wholly-owned subsidiaries of $26,335, $19,750 and $11,450, respectively. In 2013 and 2012, United Fire & Casualty Company paid dividends to

United Fire Group, Inc. totaling $13,175 and $26,950, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
A majority of our custodial assets are subject to a tri-party agreement between one of our subsidiary companies, United Life Insurance Company (“United Life”), the custodian, and the Iowa Insurance Commissioner. Under this agreement, as long as United Life maintains the minimum aggregate value of securities in the account (based on its legal reserve requirements), it is free to invest, withdraw or loan these funds or pay dividends using these funds without approval from the Commissioner. Investment of these funds is subject to the same limitations on asset class and credit quality imposed by the Commissioner on all insurance company invested assets. Investment income derived from these custodied funds is available for general corporate purposes and to satisfy corporate obligations without approval from the Commissioner.
At December 31, 2013, United Life had net admitted assets, on a statutory basis, of $1,648,019, $210,938 in excess of its legal reserve requirement. Therefore, any restriction on funds deposited by United Life with the Iowa Insurance Commissioner would not materially affect its financial position or results of operations and its cash flows are sufficient to meet its operational requirements. Under the material transaction and dividend standards described above, United Life would be able to enter into an affiliate transaction and/or pay a dividend of $5,797 without approval from the Commissioner.
Our property and casualty and life insurance subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2013, 2012 and 2011. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, certain fair value adjustments related to the acquisition of Mercer Insurance Group are recorded for GAAP and not recorded for statutory accounting, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments’ solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2013.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31,	2013	2012	2011
Current	$19,146	$6,644	$(3,517)
Deferred	6,616	(782)	(9,209)
Total	$25,762	$5,862	$(12,726)

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 35.0 percent to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2013	2012	2011
Computed expected income tax expense (benefit)	$35,666	$16,126	$(4,451)
Tax-exempt municipal bond interest income	(7,732)	(8,027)	(7,908)
Nontaxable dividend income	(1,053)	(1,004)	(859)
Valuation allowance reduction	(548)	(547)	—
Acquisition related expenses	—	42	860
Other, net	(571)	(728)	(368)
Federal income tax expense (benefit)	$25,762	$5,862	$(12,726)
The significant components of our net deferred tax liability at December 31, 2013 and 2012, are as follows:

December 31,	2013	2012
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$55,402	$38,582
All other securities	6,201	52,563
Deferred policy acquisition costs	47,809	32,086
Prepaid pension cost	2,556	2,271
Net bond discount accretion	2,069	3,896
Depreciation	2,355	579
Revaluation of investment basis (1)	3,595	4,345
Identifiable intangible assets (1)	4,056	6,615
Other	7,530	4,414
Gross deferred tax liability	$131,573	$145,351
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$39,041	$40,992
Unearned premium adjustment	23,502	21,578
Net operating loss carryforwards	2,361	3,481
Underfunded benefit plan obligation	15,858	26,335
Postretirement benefits other than pensions	12,342	10,240
Other-than-temporary impairment of investments	5,222	5,715
Contingent ceding commission accrual	3,726	4,822
Compensation expense related to stock options	4,062	3,928
AMT credit carryforward	476	7,713
Other	5,429	3,828
Gross deferred tax asset	$112,019	$128,632
Valuation allowance	(2,361)	(2,909)
Deferred tax asset	$109,658	$125,723
Net deferred tax liability	$21,915	$19,628
(1) Related to our acquisition of Mercer Insurance Group.
Due to our determination that we may not be able to fully realize the benefits of the net operating losses (“NOLs”) acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled

$2,361 and $2,909, respectively, at December 31, 2013 and 2012. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $548 during 2013 due to the realization of $1,565 in NOLs. No portion of the NOLs expired in 2013 or will expire in 2014.
The alternative minimum tax (“AMT”) credit carryforward of $476 has an indefinite life. We expect to realize the benefits from the AMT credit carryforward and the NOL other than as noted above.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $6,260 to the pension plan in 2014.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded retiree health and dental benefit plan (the “postretirement benefit plan”). The postretirement benefit plan provides health and dental benefits to our retirees (and covered dependents) who have met the service and participation requirements stipulated by the postretirement benefit plan. The third party administrators for the postretirement benefit plan are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the postretirement benefit plan in the accompanying Consolidated Balance Sheets.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income, by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan’s benefit obligation.
The investments held by the pension plan at December 31, 2013, include the following asset categories:

•	Fixed income securities, which may include bonds, and convertible securities;

•	Equity securities, which may include various types of stock, such as large-cap, mid-cap, small-cap, and international stocks;

•	Pooled separate accounts includes two separate funds, a bond and mortgage separate account and a real estate separate account;

•	An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets;

•	A group annuity contract that is administered by United Life, a subsidiary of United Fire; and

•	Cash and cash equivalents, which include money market funds.

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
As of December 31, 2013, we had seven external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan’s investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager’s goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan’s actual and target asset allocations at December 31, 2013 and 2012, by asset category:

Pension Plan Assets					Target
	2013	% of Total	2012	% of Total	Allocation
Fixed maturity securities - corporate bonds	$4,489	4.9%	$4,830	6.4%	0%	-	25%
Redeemable preferred stock	1,381	1.5	1,113	1.5	0%	-	20%
Equity securities	39,481	42.8	41,091	54.6	50%	-	70%
Pooled separate accounts
Bond and mortgage separate account fund	5,657	6.1	—	—	0%		40%
U.S. property separate account fund	8,763	9.5	—	—	0%		25%
Arbitrage fund	5,516	6.0	5,363	7.1	0%	-	15%
United Life annuity	8,101	8.8	7,900	10.5	5%	-	15%
Cash and cash equivalents(1)	18,831	20.4	14,979	19.9	0%	-	10%
Total plan assets	$92,219	100.0%	$75,276	100.0%
(1) Cash and cash equivalents balance as a percent of total plan assets exceeded the target allocation in 2013 as we were in the process of reducing the number of external investment managers and moving funds between managers in early 2014.
The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, equity securities comprise the largest portion of our pension plan assets, as they yield the highest rate of return. The United Life annuity, which is the fourth largest asset category and was originally written by our life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the group annuity contract is determined annually.
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
Pooled Separate Accounts
The pension plan invested in two pooled separate account funds in 2013, a bond and mortgage separate account fund and a U.S. property separate account fund. Investments in the bond and mortgage separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. The fair value measurement is classified within Level 2 of the fair value hierarchy. The fair value of the investments in the U.S property separate account fund is provided by the administrator of the fund based on the net asset value of the fund. The net asset value is based on the fair value of the underlying properties included in the fund. The fair value measurement is classified within Level 3 of the fair value hierarchy. We have not adjusted the net asset value provided by the custodian.
Arbitrage Fund
The fair value of the arbitrage fund is determined based on its net asset value, which is obtained from the custodian and determined monthly with issuances and redemptions of units of the fund made, based on the net asset value per unit as determined on the valuation date. We have not adjusted the net asset value provided by the custodian.
United Life Annuity
The United Life group annuity contract, which is a deposit administration contract, is stated at contract value as determined by United Life. Under the group annuity contract, the plan’s investment account is credited with compound interest on the average account balance for the year. The interest rate is equivalent to the ratio of net investment income to mean assets of United Life, net of investment expenses.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of insured cash and money market funds held with various financial institutions. Interest is earned on a daily basis. The fair value of these funds approximates their cost basis due to their short-term nature.
Fair Value Measurement
The following tables present the categorization of the pension plan’s assets measured at fair value on a recurring basis at December 31, 2013 and 2012:

		Fair Value Measurements
Description	December 31, 2013	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$4,489	$—	$4,489	$—
Redeemable preferred stock	1,381	1,381	—	—
Equity securities	39,481	39,481	—	—
Pooled separate accounts
Bond and mortgage separate account fund	5,657	—	5,657	—
U.S. property separate account fund	8,763	—	—	8,763
Arbitrage fund	5,516	—	5,516	—
Money market funds	17,323	17,323	—	—
Total assets measured at fair value	$82,610	$58,185	$15,662	$8,763

		Fair Value Measurements
Description	December 31, 2012	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$4,830	$—	$4,830	$—
Redeemable preferred stock	1,113	1,113	—	—
Equity securities	41,091	41,091	—	—
Arbitrage fund	5,363	—	5,363	—
Money market funds	12,856	12,856	—	—
Total assets measured at fair value	$65,253	$55,060	$10,193	$—
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
The fair value of the arbitrage fund is categorized as Level 2 since there are no restrictions as to the pension plan’s ability to redeem its investment at the net asset value of the fund as of the reporting date.

The following table provides a summary of the changes in fair value of the pension plan’s Level 3 securities for 2013:

U.S. property separate account fund
Balance at January 1, 2013	$—
Unrealized gains	763
Purchases	8,000
Balance at December 31, 2013	$8,763
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
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Postretirement Benefits
December 31,	2013	2012	2013	2012
Discount rate	4.84%	4.00%	4.84%	4.00%
Rate of compensation increase	3.50	3.50	N/A	N/A

Increasing interest rates resulted in a significant increase in the discount rates we use to value our respective plan’s benefit obligations at December 31, 2013 compared to December 31, 2012. As a result, the valuation of the benefit obligations has decreased, which has increased the funded status of those plans as disclosed later in this section.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Postretirement Benefits
January 1,	2013	2012	2011	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Expected long-term rate of return on plan assets	7.50	8.00	8.25	N/A	N/A	N/A
Rate of compensation increase	3.50	3.75	4.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2013	2012	2013	2012
Health care cost trend rates assumed for next year	7.00%	10.00%	4.00%	5.25%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	5.25%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2019	2018	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic postretirement health care benefit cost	$1,287	$(1,023)
Effect on the accumulated postretirement benefit obligation	8,328	(6,782)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2013	2012	2013	2012
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$131,382	$111,340	$44,395	$36,334
Service cost	6,300	5,129	3,875	3,010
Interest cost	5,175	5,049	1,759	1,695
Actuarial (gain) loss	(15,161)	12,841	(1,449)	3,380
Benefit payments and adjustments	(4,344)	(2,977)	374	(24)
Benefit obligation at end of year (1)	$123,352	$131,382	$48,954	$44,395
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$75,276	$65,267	$—	$—
Actual return on plan assets	14,287	6,236	—	—
Employer contributions	7,000	6,750	374	24
Benefit payments and adjustments	(4,344)	(2,977)	(374)	(24)
Fair value of plan assets at end of year	$92,219	$75,276	$—	$—
Funded status at end of year	$(31,133)	$(56,106)	$(48,954)	$(44,395)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $106,207 and $109,229 at December 31, 2013 and 2012, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on AOCI, as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
Years Ended December 31	2013	2012	2013	2012
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized actuarial loss	32,162	60,647	13,147	14,596
Total amounts recognized in AOCI	$32,162	$60,647	$13,147	$14,596
We anticipate amortization of the net actuarial losses for our pension plan in 2014 to be $2,174. We anticipate amortization of the net actuarial losses for our postretirement benefit plan in 2014 to be $898.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan			Postretirement Benefit Plan
Years Ended December 31,	2013	2012	2011	2013	2012	2011

Net periodic benefit cost
Service cost	$6,300	$5,129	$3,166	$3,875	$3,010	$1,985
Interest cost	5,175	5,049	4,761	1,759	1,695	1,590
Expected return on plan assets	(5,772)	(5,345)	(5,288)	—	—	—
Amortization of prior service cost	—	8	10	—	(6)	(32)
Amortization of net loss	4,989	4,415	2,368	879	554	224
Net periodic benefit cost	$10,692	$9,256	$5,017	$6,513	$5,253	$3,767

Effective July 1, 2012, the former employees of Mercer Insurance Group, Inc. became eligible to participate in our pension plan. The inclusion of these employees resulted in an additional $854 of net periodic benefit cost recognized for 2012.
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2014	2015	2016	2017	2018	2019 - 2023
Pension benefits	$3,990	$4,270	$4,580	$4,920	$5,350	$35,640
Postretirement benefits	$1,130	$1,250	$1,380	$1,540	$1,750	$13,360
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2013, 2012 and 2011, was $6,029, $1,812 and $1,092, respectively.
We have an employee stock ownership plan (the “ESOP”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the ESOP upon completion of one year of service, meeting the hourly employment requirements and attaining 21 years of age. Contributions to the ESOP are made at our discretion. When made, these contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We can make contributions in stock or cash, which the trustee uses to acquire shares of our stock to allocate to participants’ accounts. As of December 31, 2013 and 2012, the ESOP owned 220,468 and 224,041 shares of United Fire common stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We did not make any contributions to the ESOP in 2013. We made contributions to the ESOP of $100 in 2012, and $175 in 2011.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the “2008 Stock Plan”) authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees, with 353,649 authorized shares remaining available for future issuance at December 31, 2013. The 2008 Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the 2008 Stock Plan. Pursuant to the 2008 Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the 2008 Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2013	From Inception to December 31, 2013
Beginning balance	568,746	1,900,000
Number of awards granted	(238,672)	(1,682,496)
Number of awards forfeited or expired	23,575	136,145
Ending balance	353,649	353,649
Number of option awards exercised	154,926	381,768
Number of unrestricted stock awards granted	935	4,555
Number of restricted stock awards vested	18,576	18,576

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the “Director Plan”) authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At December 31, 2013, we had 103,912 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2013	From Inception to December 31, 2013
Beginning balance	130,012	300,000
Number of awards granted	(26,100)	(202,091)
Number of awards forfeited or expired	—	6,003
Ending balance	103,912	103,912
Number of option awards exercised	3,156	3,156
Number of restricted stock awards vested	6,402	6,402

Stock-Based Compensation Expense

In 2013, 2012, and 2011, we recognized stock-based compensation expense of $1,777, $1,764 and $1,829, respectively.

As of December 31, 2013, we had $3,272 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2014	$1,228
2015	994
2016	569
2017	423
2018	58
Total	$3,272
Analysis of Award Activity
The analysis below details the award activity for 2013 and the awards outstanding at December 31, 2013, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,242,442	$27.78
Granted	233,348	24.41
Exercised	(168,482)	19.98
Forfeited or expired	(19,998)	31.58
Outstanding at December 31, 2013	1,287,310	$28.13	5.31	$4,524
Exercisable at December 31, 2013	803,568	$31.66	3.91	$1,425
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2013) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $1,383, $229 and $35 in 2013, 2012 and 2011, respectively.
The analysis below details the award activity for the restricted stock awards outstanding at December 31, 2013:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	54,338	$25.01
Granted	30,489	24.78
Vested	(24,978)	30.38
Non-vested at December 31, 2013	59,849	$22.70
In 2013, 2012 and 2011 we recognized $407, $329 and $245, respectively, in compensation expense related to the restricted stock awards. At December 31, 2013, we had $790 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock awards. The intrinsic value of the non-vested restricted stock awards outstanding totaled $358, $1,187 and $1,013 at December 31, 2013, 2012 and 2011, respectively.

Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2013	2012	2011
Risk-free interest rate	1.37%	1.37%	2.99%
Expected volatility	34.32%	37.06%	55.47%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.69	$0.60	$0.60
Weighted-average grant-date fair value of options granted during the year (in dollars)	$6.64	$5.90	$8.99

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	331,017	7.04	$19.88	115,218	$19.47
21.01	-	28.00	317,815	7.88	23.57	70,932	23.50
28.01	-	35.00	338,478	3.52	32.74	317,418	32.99
35.01	-	41.00	300,000	2.71	36.85	300,000	36.85
$15.01	-	41.00	1,287,310	5.31	$28.13	803,568	$31.66

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
Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 90.5 percent of our property and casualty insurance premiums earned for 2013. Our personal lines represented 9.5 percent of our property and casualty insurance premiums earned for 2013.
Products
Our primary commercial policies are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers’ compensation and surety. Our personal lines consist primarily of automobile and fire and allied lines coverage, including homeowners.
Pricing
Pricing levels for our property and casualty insurance products are influenced by many factors, including an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. We have a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share. Our insurance company subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. Our ability to increase rates and the relative timing of the process are dependent upon each respective state’s requirements, as well as the competitive market environment.
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
Life insurance in force, before ceded reinsurance, totaled $5,300,209 and $5,206,087 as of December 31, 2013 and 2012, respectively. Traditional life insurance products represented 66.7 percent and 65.4 percent of our insurance in-force at December 31, 2013 and 2012, respectively. Universal life insurance represented 28.4 percent and 29.8 percent of insurance in force at December 31, 2013 and 2012, respectively.
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

Premiums Earned by Segment
The following table sets forth our net premiums earned by segment before intersegment eliminations:

Years Ended December 31,	2013	2012	2011
Property and Casualty Insurance Segment
Net premiums earned
Fire and allied lines	$208,030	$173,249	$153,839
Other liability	199,548	197,842	159,977
Automobile	169,211	155,572	133,974
Workers’ compensation	81,616	68,643	54,404
Fidelity and surety	18,746	17,713	16,665
Reinsurance assumed	14,406	14,473	13,261
Other	2,635	1,919	1,651
Total net premiums earned	$694,192	$629,411	$533,771
Life Insurance Segment
Net premiums earned
Ordinary life (excluding universal life)	$38,875	$44,468	$30,374
Universal life policy fees	11,871	11,768	10,995
Accident and health	1,302	1,363	1,472
Immediate annuities with life contingencies	8,837	8,158	10,276
Other	261	274	262
Total net premiums earned	$61,146	$66,031	$53,379
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation and amortization expense and property and equipment acquisitions for 2013, 2012 and 2011, are reported in the property and casualty insurance segment.

	2013	2012	2011
Property and Casualty Insurance:
Revenues:
Net premiums earned	$694,192	$629,411	$533,771
Investment income, net of investment expenses	46,279	40,305	35,690
Net realized investment gains	6,260	3,896	3,066
Other income	88	316	1,592
Total revenues before eliminations	$746,819	$673,928	$574,119
Intersegment eliminations	53	(646)	(162)
Total revenues	$746,872	$673,282	$573,957
Net income (loss) before income taxes:
Revenues	$746,819	$673,928	$574,119
Benefit, losses and expenses	658,645	637,648	598,684
Total net income (loss) before eliminations	$88,174	$36,280	$(24,565)
Intersegment eliminations	545	(199)	335
Income (loss) before income taxes	$88,719	$36,081	$(24,230)
Income tax expense (benefit)	21,263	2,569	(16,591)
Net income (loss)	$67,456	$33,512	$(7,639)
Assets
Total segment	$2,218,464	$2,149,356	$2,117,352
Intersegment eliminations	(223,395)	(244,041)	(252,205)
Total assets	$1,995,069	$1,905,315	$1,865,147

Life Insurance:
Revenues:
Net premiums earned	$61,146	$66,031	$53,379
Investment income, net of investment expenses	66,467	70,026	73,977
Net realized investment gains	2,434	3,777	3,647
Other income	614	575	699
Total revenues before eliminations	$130,661	$140,409	$131,702
Intersegment eliminations	(491)	(448)	(651)
Total revenues	$130,170	$139,961	$131,051
Net income before income taxes:
Revenues	$130,661	$140,409	$131,702
Benefit, losses and expenses	117,159	130,135	119,712
Total net income before eliminations	$13,502	$10,274	$11,990
Intersegment eliminations	(319)	(281)	(475)
Income before income taxes	$13,183	$9,993	$11,515
Income tax expense	4,499	3,293	3,865
Net income	$8,684	$6,700	$7,650
Assets	$1,725,603	$1,789,338	$1,753,777
Consolidated Totals:
Total revenues	$877,042	$813,243	$705,008
Total net income	$76,140	$40,212	$11
Total assets	$3,720,672	$3,694,653	$3,618,924

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2013
Total revenues	$205,305	$219,719	$223,024	$228,994	$877,042
Income before income taxes	29,850	20,318	14,395	37,339	101,902
Net income	$22,393	$15,496	$11,725	$26,526	$76,140
Basic earnings per share (1)	$0.89	$0.61	$0.46	$1.04	$3.01
Diluted earnings per share (1)	0.88	0.61	0.45	1.04	2.98
Year Ended December 31, 2012
Total revenues	$193,699	$199,646	$206,581	$213,317	$813,243
Income (loss) before income taxes	24,876	19,177	10,020	(7,999)	46,074
Net income (loss)	$19,184	$14,716	$8,730	$(2,418)	$40,212
Basic earnings (loss) per share (1)	$0.75	$0.58	$0.34	$(0.10)	$1.58
Diluted earnings (loss) per share (1)	0.75	0.58	0.34	(0.10)	1.58

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2013		2012		2011
(In Thousands Except Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$76,140	$76,140	$40,212	$40,212	$11	$11
Weighted-average common shares outstanding	25,325,695	25,325,695	25,447,918	25,447,918	25,878,535	25,878,535
Add dilutive effect of restricted stock awards	—	59,849	—	54,338	—	50,206
Add dilutive effect of stock options	—	145,831	—	2,270	—	30,108
Weighted-average common shares	25,325,695	25,531,375	25,447,918	25,504,526	25,878,535	25,958,849
Earnings per common share	$3.01	$2.98	$1.58	$1.58	$—	$—
Awards excluded from diluted calculation(1)	—	638,478	—	901,008	—	989,047

(1)	Outstanding awards that are not “in-the-money” are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2013, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $6,521, $6,017 and $5,232 for 2013, 2012 and 2011, respectively. Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expires in November 2014. The annual lease payments for this office space total approximately $2,105.
At December 31, 2013, our future minimum rental payments are as follows:

2014	$7,340
2015	4,829
2016	4,099
2017	3,186
2018	1,504
Thereafter	3,219
Total	$24,177

NOTE 14. DEBT
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
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the “Joinder Agreement”) transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement.
During the term of this credit agreement, we have the right to increase the total credit facility from $100,000 up to $125,000 if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Any principal outstanding under the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate (“LIBOR”) plus, in each case, a calculated margin amount. A commitment fee on each lender’s unused commitment under the credit facility is also payable quarterly.
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders’ equity.
There was no outstanding balance on the credit facility at December 31, 2013 or 2012. We did not incur any interest expense related to this credit facility in 2013 or 2011. We incurred $780 in interest expense related to this credit facility in 2012. We were in compliance with all covenants of the credit agreement at December 31, 2013.

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

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2013 and 2012, respectively. The goodwill is fully allocated to our property and casualty insurance segment.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2013	2012
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(3,017)	(2,380)
	$7,321	$7,958

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(2,853)
	$—	$407

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(363)	(231)
	$1,615	$1,747

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(250)
	$—	$36

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$11,956	$13,168
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2014	$769
2015	769
2016	769
2017	769
2018	719

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2013, 2012 and 2011:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2011	$102,649	$(25,671)	$76,978
Change in accumulated other comprehensive income before reclassifications	26,517	(17,790)	8,727
Reclassification adjustments from accumulated other comprehensive income	(4,790)	1,671	(3,119)
Balance as of December 31, 2011	$124,376	$(41,790)	$82,586
Change in accumulated other comprehensive income before reclassifications	22,386	(10,349)	12,037
Reclassification adjustments from accumulated other comprehensive income	(2,666)	3,231	565
Balance as of December 31, 2012	$144,096	$(48,908)	$95,188
Change in accumulated other comprehensive income before reclassifications	(23,068)	15,643	(7,425)
Reclassification adjustments from accumulated other comprehensive income	(4,427)	3,814	(613)
Balance as of December 31, 2013	$116,601	$(29,451)	$87,150

NOTE 17. BUSINESS COMBINATIONS

On March 28, 2011, we acquired 100 percent of the outstanding common stock of Mercer Insurance Group, Inc. for $191,475. The acquisition was funded through a combination of cash and $79,900 of short-term debt. Accordingly, the results of operations for Mercer Insurance Group, Inc. have been included in the accompanying consolidated financial statements from that date forward. There were no acquisitions in 2013 and 2012.

The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed through the acquisition of Mercer Insurance Group at the acquisition date has been allocated to goodwill and intangible assets of our property and casualty insurance segment.

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
The value of business acquired (“VOBA”) at the acquisition date is an intangible asset relating to the difference between the unearned premium reserves acquired in the transaction and the estimated fair value of the unexpired insurance policies, which consists of two components: (1) a provision for loss and loss settlement expenses that will be incurred as the premium is earned and (2) a provision for policy maintenance costs related to servicing those policies until they expire. Loss and loss settlement expenses are valued in a manner identical to that used for loss reserve valuation. Policy maintenance costs are valued based on estimates of future cash flows that are discounted to present value using duration-matched risk-free interest rates. VOBA is reported as a component of deferred policy acquisition costs in the accompanying Consolidated Balance Sheets and is amortized over a twelve-month period from the acquisition date in proportion to the timing of the estimated underwriting profit associated with the in-force business. The amortization pattern for the VOBA asset will be greater in the initial months subsequent to the acquisition date in correlation to the remaining term of the policies that were underwritten by Mercer Insurance Group. We recorded amortization expense of $1,673 and $25,763 in 2012 and 2011, respectively.
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
The following is a summary of our unaudited pro forma historical results as if Mercer Insurance Group had been acquired on January 1, 2011:

Year Ended December 31,
2011
Revenue	$741,833
Net income (1)	8,139
Basic earnings per share	0.31
Diluted earnings per share	0.31
(1) The year ended December 31, 2011 excludes transaction related expenses incurred that reduced net income by $11.9 million.
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at January 1, 2011, and they are not necessarily indicative of future operating results. Annualized revenues of Mercer Insurance Group were $145,868 for 2011. Total revenues and net loss related to Mercer Insurance Group for the year ended December 31, 2011 recorded in the accompanying Consolidated Statements of Income and Comprehensive Income were $109,043 and $14,650, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in 2012 United Fire Group, Inc. changed its method of accounting for costs associated with acquiring or renewing insurance contracts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report, dated March 5, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 5, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
As of December 31, 2013, United Fire Group, Inc.’s management assessed the effectiveness of United Fire Group Inc.’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the assessment, United Fire Group, Inc.’s management determined that effective internal control over financial reporting is maintained as of December 31, 2013, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2013. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Dated: March 5, 2014

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dianne M. Lyons
Dianne M. Lyons
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.
We have audited United Fire Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria) . United Fire Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Fire Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of United Fire Group, Inc. and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois
March 5, 2014

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES
The following table sets forth information as of December 31, 2013, concerning the following executive officers and other significant employees:

Name	Age	Position
Randy A. Ramlo (1)	52	President and Chief Executive Officer
Michael T. Wilkins (1)	50	Executive Vice President, Corporate Administration
Dianne M. Lyons (1)	50	Vice President and Chief Financial Officer
Brian S. Berta	49	Vice President, Great Lakes regional office
David E. Conner (1)	55	Vice President and Chief Claims Officer
Raymond E. Dudonis	57	Vice President, East Coast regional office
Barrie W. Ernst (1)	59	Vice President and Chief Investment Officer
Kevin W. Helbing	48	Controller
David L. Hellen	61	Vice President, Denver regional office
Joseph B. Johnson	61	Vice President, Gulf Coast regional office
David A. Lange	56	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	52	Treasurer
Scott A. Minkel	51	Vice President, Information Services
Dennis J. Richmann	49	Vice President, Fidelity and Surety
Corey J. Ruehle	40	Vice President, Midwest regional office
Neal R. Scharmer (1)	57	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley (1)	53	Vice President and Chief Operating Officer, United Life Insurance Company
Allen R. Sorensen	55	Vice President, Corporate Underwriting
Colleen R. Sova	58	Vice President, Corporate Marketing
Timothy G. Spain	61	Vice President, Human Resources
Edward E. Sullivan	57	Vice President, West Coast regional office
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
Raymond E. Dudonis was appointed Vice President of our East Coast regional office in August 2011. Mr. Dudonis had been a member of the Mercer Insurance Group’s management team since December of 2006, serving as an Assistant Vice President of Underwriting in its Pennington, New Jersey office at the time of the acquisition in March of 2011. Mr. Dudonis has over 32 years of experience in the insurance industry.
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
Joseph B. Johnson was named Vice President of our Gulf Coast regional office in May 2007, after having served as branch manager since August 2006. Mr. Johnson has over 27 years of experience in the insurance industry. From August 2001 until August 2006, he served as Vice President of insurance operations for Beacon Insurance Group in Wichita Falls, Texas.
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
Corey J. Ruehle was named Vice President of our Midwest regional office in May 2013. He has served us in various capacities since joining us in in February 2001, including Branch Manager, Assistant Vice President and Underwriting Manager, underwriting supervisor, senior commercial underwriter and commercial underwriter. From 1996 until 2001, Mr. Ruehle worked in various underwriting positions for Allied Insurance.
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in May 2006. He joined us in 1995.

Michael J. Sheeley was appointed Vice President and Chief Operating Officer of our life insurance subsidiary, United Life Insurance Company, in March 2011. Prior to assuming leadership of United Life Insurance Company, Mr. Sheeley served us as personal lines underwriting manager from 1991 to 2011. He has also served in various capacities including commercial underwriting and claims since joining us in 1985.
Allen R. Sorensen became our Vice President, Corporate Underwriting, in May 2006. Mr. Sorensen began his career with us in June 1981 and has served us in various capacities, including underwriting, product support and product automation.
Colleen R. Sova serves as our Vice President, Corporate Marketing, a position she has held since July 2013. Ms. Sova has previously served us in a variety of capacities since joining us in 1981, including as Vice President and Director of e-Solutions, Assistant Vice President and Director of e-Solutions, Director of Claims Administration, claims supervisor and claims adjuster.
Timothy G. Spain became our Vice President, Human Resources, in July 2006. Mr. Spain began his employment with us in December 1994 as our training director.
Edward E. Sullivan joined us as Vice President of our West Coast regional office in February 2012. Mr. Sullivan has over 26 years of experience in the insurance industry, most recently serving as Personal Lines Sales Manager for The Hartford Financial Services Group, Inc., an insurance and financial services company, in its Rancho Cordova, California office.
The information required by this Item regarding our directors and corporate governance matters is included under the captions “Board of Directors,” subheading “Corporate Governance” and “Proposal One-Election of Directors,” in our 2014 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding our Code of Ethics is included under the caption “Board of Directors,” subheading “Corporate Governance,” subpart “Code of Ethics” in our 2014 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption “Executive Compensation” and the subheading “Report of the Compensation Committee” in our 2014 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption “Board of Directors,” subheading “Committees of the Board,” subheading “Compensation Committee,” subpart “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this Item is included under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the caption “Transactions with Related Persons” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is included under the caption “Proposal Three - Ratification of the Audit Committee’s Appointment of Independent Registered Public Accounting Firm,” subheading “Information About Our Independent Registered Public Accounting Firm” in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2013 and 2012	79
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2013	80
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013	81
Consolidated Statements of Cash Flows for the three years ended December 31, 2013	82
Notes to Consolidated Financial Statements	84

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	142
Schedule II. Condensed Financial Statements of Parent Company	143
Schedule III: Supplementary Insurance Information	146
Schedule IV: Reinsurance	147
Schedule V: Valuation and Qualifying Accounts	148
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	149
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2013	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$321,600	$303,478	$303,478
States, municipalities and political subdivisions	690,711	714,161	714,157
Foreign governments	168,640	174,109	174,109
Public utilities	213,479	218,576	218,576
All other bonds	1,345,926	1,349,156	1,349,147
Redeemable preferred stock	1,906	2,385	2,385
Total fixed maturities	$2,742,262	$2,761,865	$2,761,852
Equity securities
Common stocks
Public utilities	$7,231	$16,272	$16,272
Banks, trusts and insurance companies	15,853	88,262	88,262
Industrial, miscellaneous and all other	43,753	120,956	120,956
Nonredeemable preferred stocks	6,487	6,365	6,365
Total equity securities	$73,324	$231,855	$231,855
Mortgage loans on real estate	$4,423	$4,724	$4,423
Policy loans	6,261	6,261	6,261
Other long-term investments	41,343	44,946	44,946
Short-term investments	800	800	800
Total investments	$2,868,413	$3,050,451	$3,050,137

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheet

	December 31,
(In thousands, except share data)	2013	2012

ASSETS
Fixed maturities, held-to-maturity, at amortized cost (fair value $200 in 2013 and $200 in 2012)	$200	$200
Investment in subsidiary	778,843	723,705
Cash and cash equivalents	3,253	5,140
Federal income tax receivable	537	131
Investment income receivable	1	1
Total assets	$782,834	$729,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$1	$—

Stockholders’ equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 25,360,893 and 25,277,463 issued and outstanding in 2013 and 2012, respectively	$25	$25
Additional paid-in capital	211,574	208,536
Retained earnings	484,084	425,428
Accumulated other comprehensive income, net of tax	87,150	95,188
Total stockholders’ equity	$782,833	$729,177

Total liabilities and stockholders’ equity	$782,834	$729,177

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statement of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2013	2012(1)

Revenues
Investment income	$23	$13
Total revenues	23	13

Expenses
Other operating expenses	172	158
Total expenses	172	158

Loss before income taxes and equity in net income of subsidiary	(149)	(145)
Federal income tax benefit	(49)	(51)
Net loss before equity in net income of subsidiary	$(100)	$(94)
Equity in net income of subsidiary	76,240	40,306
Net income	$76,140	$40,212

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$(35,489)	$34,436
Change in liability for underfunded employee benefit plans of subsidiary	24,066	(15,922)
Other comprehensive income (loss), before tax and reclassification adjustments	$(11,423)	$18,514
Income tax effect	3,998	(6,477)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(7,425)	$12,037
Reclassification adjustment for net realized gains of the subsidiary included in income	(6,812)	(4,102)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	5,868	4,971
Total reclassification adjustments, before tax	$(944)	$869
Income tax effect	331	(304)
Total reclassification adjustments, after tax	$(613)	$565

Comprehensive income	$68,102	$52,814
(1) The Condensed Statement of Income and Comprehensive Income includes the full year 2012 results. The results of January 2012 are immaterial to the full year 2012 results.
On February 1, 2012, we completed a holding company reorganization (the “Reorganization”) of United Fire Group, Inc., United Fire & Casualty Company, and UFC MergeCo, Inc., an Iowa corporation formed for the purpose of facilitating the Reorganization. The Reorganization agreement was approved and adopted by United Fire & Casualty Company's shareholders at a special meeting held on January 24, 2012.

United Fire Group, Inc. and its subsidiaries file a consolidated federal income tax return. The federal income tax provision represents an allocation under it’s tax allocation agreements.

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statement of Cash Flows

	For the Years Ended December 31,
(In thousands)	2013	2012(1)

Cash Flows From Operating Activities
Net income	$76,140	$40,212
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(76,240)	(40,306)
Dividends received from subsidiary	13,175	26,950
Other, net	1,261	26
Total adjustments	(61,804)	(13,330)
Net cash provided by operating activities	$14,336	$26,882

Cash Flows From Investing Activities
Purchase of held-to-maturity investments	$—	$(200)
Net cash used in investing activities	$—	$(200)

Cash Flows From Financing Activities
Repurchase of common stock	$(1,644)	$(7,301)
Issuance of common stock	3,393	1,106
Tax impact from issuance of common stock	(488)	(78)
Payment of cash dividends	(17,484)	(15,269)
Net cash used in financing activities	$(16,223)	$(21,542)

Net Change in Cash and Cash Equivalents	$(1,887)	$5,140
Cash and Cash Equivalents at Beginning of Period	5,140	—
Cash and Cash Equivalents at End of Year	$3,253	$5,140
(1) The Condensed Statement of Cash Flows includes the full year 2012 results. The results of January 2012 are immaterial to the full year 2012 results.

On February 1, 2012, we completed a holding company reorganization (the “Reorganization”) of United Fire Group, Inc., United Fire & Casualty Company, and UFC MergeCo, Inc., an Iowa corporation formed for the purpose of facilitating the Reorganization. The Reorganization agreement was approved and adopted by United Fire & Casualty Company's shareholders at a special meeting held on January 24, 2012.

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs (3)	Other Underwriting Expenses	Interest on Policyholders’ Accounts	Premiums Written (2)
Year Ended December 31, 2013
Property and casualty	$67,663	$960,651	$340,387	$694,192	$46,332	$437,354	$147,175	$73,626	$—	$722,821
Life, accident and health (1)	82,429	1,472,132	77	60,654	66,467	59,085	6,502	16,235	35,163	—
Total	$150,092	$2,432,783	$340,464	$754,846	$112,799	$496,439	$153,677	$89,861	$35,163	$722,821
Year Ended December 31, 2012
Property and casualty	$64,947	$971,911	$311,561	$629,411	$41,879	$439,137	$134,444	$63,620	$—	$655,331
Life, accident and health (1)	40,353	1,498,176	89	65,583	70,026	63,664	7,390	17,505	41,409	—
Total	$105,300	$2,470,087	$311,650	$694,994	$111,905	$502,801	$141,834	$81,125	$41,409	$655,331
Year Ended December 31, 2011
Property and casualty	$60,668	$945,051	$288,868	$533,771	$35,513	$407,831	$143,952	$46,404	$—	$551,923
Life, accident and health (1)	45,986	1,476,281	123	53,012	73,981	55,125	9,224	12,353	42,834	—
Total	$106,654	$2,421,332	$288,991	$586,783	$109,494	$462,956	$153,176	$58,757	$42,834	$551,923

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

(3)	2012 and 2011 include amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group, Inc. totaling $1,673 and $25,763, respectively.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2013
Life insurance in force	$5,300,305	$1,112,688	$4	$4,187,621
Premiums earned
Property and casualty insurance	$726,221	$50,514	$18,485	$694,192	2.66%
Life, accident and health insurance	63,446	2,792	—	60,654	—%
Total	$789,667	$53,306	$18,485	$754,846	2.45%
Year Ended December 31, 2012
Life insurance in force	$5,206,065	$1,083,410	$22	$4,122,677
Premiums earned
Property and casualty insurance	$659,989	$47,467	$16,889	$629,411	2.68%
Life, accident and health insurance	68,204	2,621	—	65,583	—%
Total	$728,193	$50,088	$16,889	$694,994	2.43%
Year Ended December 31, 2011
Life insurance in force	$4,916,833	$974,556	$42	$3,942,319
Premiums earned
Property and casualty insurance	$564,506	$45,604	$14,869	$533,771	2.79%
Life, accident and health insurance	55,330	2,318	—	53,012	—%
Total	$619,836	$47,922	$14,869	$586,783	2.53%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2013	$866	$30	$—	$896
Year Ended December 31, 2012	825	41	—	866
Year Ended December 31, 2011	1,001	—	176	825

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2013	$2,909	$—	$548	$2,361
Year Ended December 31, 2012	3,456	—	547	2,909
Year Ended December 31, 2011	4,004	—	548	3,456

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2013	$67,663	$960,651	$340,387	$694,192	$6,260	$46,332	$494,841	$(57,487)	$147,175	$419,894	$722,821
2012	$64,947	$971,911	$311,561	$629,411	$1,676	$41,879	$512,564	$(73,427)	$134,444	$395,788	$655,331
2011	$60,668	$945,051	$288,868	$533,771	$3,081	$35,513	$468,926	$(61,095)	$143,952	$399,828	$551,923

(1)	2012 and 2011 include amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group, Inc. totaling $1,673 and $25,763, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	3/5/2014

By:	/s/ Dianne M. Lyons
Dianne M. Lyons, Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	3/5/2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John P. Besong
	Jack B. Evans, Chairman and Director		John P. Besong, Director
Date	3/5/2014	Date	3/5/2014

By	/s/ Scott L. Carlton	By:	/s/ Christopher R. Drahozal
	Scott L. Carlton, Director		Christopher R. Drahozal, Director
Date	3/5/2014	Date	3/5/2014

By	/s/ Douglas M. Hultquist	By	/s/ Casey D. Mahon
	Douglas M. Hultquist, Director		Casey D. Mahon, Director
Date	3/5/2014	Date	3/5/2014

By	/s/ George D. Milligan	By	/s/ James W. Noyce
	George D. Milligan, Director		James W. Noyce, Director
Date	3/5/2014	Date	3/5/2014

By	/s/ Michael W. Phillips	By	/s/ Mary K. Quass
	Michael W. Phillips, Director		Mary K. Quass, Director
Date	3/5/2014	Date	3/5/2014

By	/s/ John A. Rife	By	/s/ Kyle D. Skogman
	John A. Rife, Vice Chairman and Director		Kyle D. Skogman, Director
Date	3/5/2014	Date	3/5/2014

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	3/5/2014

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Reorganization among United Fire & Casualty Company, United Fire Group, Inc. and UFC MergeCo, Inc.		8-K		2.1	5/25/2011
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		4.6	4/20/2011
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan (Amended February 24, 2012)		10-K	12/31/2011	10.4	3/15/2012
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	Form of Non-qualified Employee Stock Option Agreement under the 2008 Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Option Issued Pursuant to the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	2008 Stock Plan		8-K		99.1	5/22/2008
10.9	*	Form of Stock Award Agreement under the 2008 Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under the 2008 Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the 2008 Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13		Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/23/2011
10.14		First Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	1/30/2012
10.15	*	Form of Restricted Stock Agreement under the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2011	10.14	3/15/2012
10.16	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.17	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.18		Second Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/21/2012
10.19		Assignment, Joinder, Assumption, and Release Agreement, between and among United Fire Group, Inc., United Fire & Casualty Company, a syndicate of financial institutions, as lenders party thereto, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Swingline Lender, and Letter of Credit Issuer		8-K		10.1	6/5/2013
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
11	Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
12	Statement Re Computation of Ratios	X
14	Code of Ethics		8-K/A		14.1	1/31/2013
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3	Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dianne M. Lyons Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dianne M. Lyons Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

X
*Indicates a management contract or compensatory plan or arrangement.