Form 10-Q
period 2014-03-31
UNITED FIRE GROUP INC
filed 2014-05-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014

Commission File Number 001-34257
_____________________________
 UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)
____________________________

Iowa	45-2302834
(State of Incorporation)	(IRS Employer Identification No.)

118 Second Avenue, S.E., Cedar Rapids, Iowa 52401
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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 2, 2014, 25,399,846 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2014

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. (the "Company", "we", "us", or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2013 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include but are not limited to the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	Occurrence of catastrophic events, occurrence of significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	Developments in the domestic and global financial markets and "other-than-temporary" impairment losses that could affect our investment portfolio;

•	The calculation and recovery of deferred policy acquisition costs ("DAC");

•	The valuation of pension and other postretirement benefit obligations;

•	Our relationship with our agencies and agents;

•	Our relationship with our reinsurers;

•	The financial strength of our reinsurers;

•	Our exposure to international catastrophes through our assumed reinsurance program;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $656 in 2014 and $669 in 2013)	$644	$656
Available-for-sale, at fair value (amortized cost $2,759,461 in 2014 and $2,733,557 in 2013)	2,805,723	2,751,256
Trading securities, at fair value (amortized cost $13,904 in 2014 and $8,049 in 2013)	16,095	9,940
Equity securities
Available-for-sale, at fair value (cost $71,021 in 2014 and $70,957 in 2013)	232,377	229,368
Trading securities, at fair value (cost $2,704 in 2014 and $2,367 in 2013)	3,037	2,487
Mortgage loans	4,368	4,423
Policy loans	6,177	6,261
Other long-term investments	46,513	44,946
Short-term investments	800	800
	3,115,734	3,050,137
Cash and cash equivalents	68,663	92,193
Accrued investment income	28,686	27,923
Premiums receivable (net of allowance for doubtful accounts of $970 in 2014 and $896 in 2013)	236,424	218,635
Deferred policy acquisition costs	143,296	150,092
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $38,058 in 2014 and $36,972 in 2013)	47,974	47,218
Reinsurance receivables and recoverables	85,281	87,451
Prepaid reinsurance premiums	3,630	3,160
Income taxes receivable	—	1,786
Goodwill and intangible assets	26,855	27,047
Other assets	12,706	15,030
TOTAL ASSETS	$3,769,249	$3,720,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$974,246	$960,651
Life insurance	1,471,584	1,472,132
Unearned premiums	360,782	340,464
Accrued expenses and other liabilities	124,124	142,677
Income taxes payable	1,948	—
Deferred income taxes	28,458	21,915
TOTAL LIABILITIES	$2,961,142	$2,937,839
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,396,845 and 25,360,893 shares issued and outstanding in 2014 and 2013, respectively	$25	$25
Additional paid-in capital	212,904	211,574
Retained earnings	492,848	484,084
Accumulated other comprehensive income, net of tax	102,330	87,150
TOTAL STOCKHOLDERS’ EQUITY	$808,107	$782,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,769,249	$3,720,672
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2014	2013

Revenues
Net premiums earned	$193,341	$176,817
Investment income, net of investment expenses	26,762	26,464
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $1,482 in 2014; and $1,236 in 2013; previously included in accumulated other comprehensive income)	2,194	1,909
Other income	607	115
Total revenues	$222,904	$205,305
Benefits, Losses and Expenses
Losses and loss settlement expenses	$125,237	$97,470
Increase in liability for future policy benefits	7,821	8,236
Amortization of deferred policy acquisition costs	39,534	38,081
Other underwriting expenses (includes reclassifications for employee benefit costs of $768 in 2014; and $1,242 in 2013; previously included in accumulated other comprehensive income)	26,428	22,348
Interest on policyholders’ accounts	7,987	9,320
Total benefits, losses and expenses	$207,007	$175,455
Income before income taxes	$15,897	$29,850
Federal income tax expense (includes reclassifications of ($250) in 2014; and $2 in 2013; previously included in accumulated other comprehensive income)	2,566	7,457
Net income	$13,331	$22,393
Other comprehensive income
Change in net unrealized appreciation on investments	$24,069	$14,488
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income, before tax and reclassification adjustments	$24,069	$14,488
Income tax effect	(8,425)	(5,070)
Other comprehensive income, after tax, before reclassification adjustments	$15,644	$9,418
Reclassification adjustment for net realized investment gains included in income	$(1,482)	$(1,236)
Reclassification adjustment for employee benefit costs included in expense	768	1,242
Total reclassification adjustments, before tax	$(714)	$6
Income tax effect	250	(2)
Total reclassification adjustments, after tax	$(464)	$4
Comprehensive income	$28,511	$31,815

Weighted average common shares outstanding	25,372,280	25,245,497
Basic earnings per common share	$0.53	$0.89
Diluted earnings per common share	0.52	0.88
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Three Months Ended March 31, 2014

Common stock
Balance, beginning of year	$25
Shares issued for stock-based awards (35,952 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$211,574
Compensation expense and related tax benefit for stock-based award grants	507
Shares issued for stock-based awards	823
Balance, end of period	$212,904

Retained earnings
Balance, beginning of year	$484,084
Net income	13,331
Dividends on common stock ($0.18 per share)	(4,567)
Balance, end of period	$492,848

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$87,150
Change in net unrealized investment appreciation(1)	14,681
Change in liability for underfunded employee benefit plans(2)	499
Balance, end of period	$102,330

Summary of changes
Balance, beginning of year	$782,833
Net income	13,331
All other changes in stockholders’ equity accounts	11,943
Balance, end of period	$808,107

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$13,331	$22,393
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,701	3,981
Depreciation and amortization	2,295	1,785
Stock-based compensation expense	437	411
Net realized investment gains	(2,194)	(1,909)
Net cash flows from trading investments	(5,673)	46
Deferred income tax expense (benefit)	(1,559)	460
Changes in:
Accrued investment income	(763)	296
Premiums receivable	(17,789)	(19,631)
Deferred policy acquisition costs	(2,124)	(2,917)
Reinsurance receivables	2,170	(5,741)
Prepaid reinsurance premiums	(470)	(255)
Income taxes receivable	1,786	14,150
Other assets	2,324	1,013
Future policy benefits and losses, claims and loss settlement expenses	19,648	6,364
Unearned premiums	20,318	14,670
Accrued expenses and other liabilities	(17,785)	(5,068)
Income taxes payable	1,948	—
Deferred income taxes	(72)	1,665
Other, net	(1,038)	31
Total adjustments	$5,160	$9,351
Net cash provided by operating activities	$18,491	$31,744
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$—	$2,810
Proceeds from call and maturity of held-to-maturity investments	11	19
Proceeds from call and maturity of available-for-sale investments	103,480	127,514
Proceeds from short-term and other investments	764	407
Purchase of available-for-sale investments	(131,989)	(142,615)
Purchase of short-term and other investments	(1,152)	(900)
Net purchases and sales of property and equipment	(2,860)	(386)
Net cash used in investing activities	$(31,746)	$(13,151)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$49,281	$25,369
Withdrawals from investment and universal life contracts	(55,882)	(46,219)
Payment of cash dividends	(4,567)	(3,786)
Issuance of common stock	823	603
Tax impact from issuance of common stock	70	(78)
Net cash used in financing activities	$(10,275)	$(24,111)
Net Change in Cash and Cash Equivalents	$(23,530)	$(5,518)
Cash and Cash Equivalents at Beginning of Period	92,193	107,466
Cash and Cash Equivalents at End of Period	$68,663	$101,948
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
Management of United Fire believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. The review report of Ernst & Young LLP as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2014 and 2013, we made payments for income taxes totaling $1,007 and $5, respectively. We received tax refunds of $615 and $8,744, respectively, during the three-month periods ended March 31, 2014 and 2013.

For the three-month periods ended March 31, 2014 and 2013, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2014.

	Property & Casualty	Life Insurance	Total
Recorded asset at beginning of period	$67,663	$82,429	$150,092
Underwriting costs deferred	39,822	1,836	41,658
Amortization of deferred policy acquisition costs	(37,876)	(1,658)	(39,534)
Ending unamortized deferred policy acquisition costs	$69,609	$82,607	$152,216
Change in "shadow" deferred policy acquisition costs	—	(8,920)	(8,920)
Recorded asset at end of period	$69,609	$73,687	$143,296

Property and casualty policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $5,513 at March 31, 2014 and increased the DAC asset by $3,407 at December 31, 2013, respectively.
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
We reported a federal income tax expense of $2,566 and $7,457 for the three-month periods ended March 31, 2014 and 2013, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We did not recognize any liability for unrecognized tax benefits at March 31, 2014 or December 31, 2013. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2011 tax year.
Recently Issued Accounting Standards
Adopted Accounting Standards in 2014

Unrecognized tax benefit
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new guidance is effective for annual and interim periods beginning after December 15, 2013. The Company currently does not have any liability for unrecognized tax benefits. The Company adopted the new guidance effective January 1, 2014. The adoption of the new guidance had no impact on the Company's financial position or results of operations.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2014 and December 31, 2013, is as follows:

March 31, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$249	$4	$—	$253
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	195	8	—	203
Total Held-to-Maturity Fixed Maturities	$644	$12	$—	$656
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$32,539	$346	$130	$32,755
U.S. government agency	319,146	1,175	11,641	308,680
States, municipalities and political subdivisions	699,631	33,156	5,191	727,596
Foreign bonds	157,747	6,096	104	163,739
Public utilities	209,721	6,719	764	215,676
Corporate bonds
Energy	156,177	4,667	682	160,162
Industrials	227,612	6,220	1,209	232,623
Consumer goods and services	171,884	4,454	597	175,741
Health care	82,693	3,400	552	85,541
Technology, media and telecommunications	119,579	3,198	1,516	121,261
Financial services	241,936	8,780	272	250,444
Mortgage-backed securities	20,919	401	215	21,105
Collateralized mortgage obligations	316,736	2,224	11,941	307,019
Asset-backed securities	3,141	240	—	3,381
Total Available-for-Sale Fixed Maturities	$2,759,461	$81,076	$34,814	$2,805,723
Equity securities
Common stocks
Public utilities	$7,231	$10,231	$—	$17,462
Energy	5,094	9,562	—	14,656
Industrials	13,286	32,197	34	45,449
Consumer goods and services	10,363	10,933	3	21,293
Health care	7,920	17,025	—	24,945
Technology, media and telecommunications	6,204	7,176	58	13,322
Financial services	15,939	74,451	113	90,277
Nonredeemable preferred stocks	4,984	11	22	4,973
Total Available-for-Sale Equity Securities	$71,021	$161,586	$230	$232,377
Total Available-for-Sale Securities	$2,830,482	$242,662	$35,044	$3,038,100

December 31, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$250	$4	$—	$254
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	206	9	—	215
Total Held-to-Maturity Fixed Maturities	$656	$13	$—	$669
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$33,612	$423	$140	$33,895
U.S. government agency	287,988	258	18,663	269,583
States, municipalities and political subdivisions	690,461	34,151	10,705	713,907
Foreign bonds	167,390	5,863	397	172,856
Public utilities	213,479	6,873	1,776	218,576
Corporate bonds
Energy	157,620	4,398	1,008	161,010
Industrials	234,221	5,626	2,819	237,028
Consumer goods and services	165,565	3,770	1,421	167,914
Health care	91,008	3,138	1,200	92,946
Technology, media and telecommunications	121,746	2,541	3,321	120,966
Financial services	234,739	7,735	723	241,751
Mortgage-backed securities	22,034	323	291	22,066
Collateralized mortgage obligations	309,975	1,707	16,919	294,763
Asset-backed securities	3,719	276	—	3,995
Total Available-for-Sale Fixed Maturities	$2,733,557	$77,082	$59,383	$2,751,256
Equity securities
Common stocks
Public utilities	$7,231	$9,068	$27	$16,272
Energy	5,094	9,269	—	14,363
Industrials	13,308	32,823	32	46,099
Consumer goods and services	10,363	10,895	—	21,258
Health care	7,920	17,078	—	24,998
Technology, media and telecommunications	6,204	7,183	83	13,304
Financial services	15,853	72,537	128	88,262
Nonredeemable preferred stocks	4,984	5	177	4,812
Total Available-for-Sale Equity Securities	$70,957	$158,858	$447	$229,368
Total Available-for-Sale Securities	$2,804,514	$235,940	$59,830	$2,980,624

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$135	$136	$247,860	$251,533	$1,527	$1,527
Due after one year through five years	314	317	928,808	976,157	6,926	8,174
Due after five years through 10 years	—	—	826,150	841,995	550	684
Due after 10 years	—	—	415,847	404,533	4,901	5,710
Asset-backed securities	—	—	3,141	3,381	—	—
Mortgage-backed securities	195	203	20,919	21,105	—	—
Collateralized mortgage obligations	—	—	316,736	307,019	—	—
	$644	$656	$2,759,461	$2,805,723	$13,904	$16,095
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains is as follows:

	Three Months Ended March 31,
	2014	2013
Net realized investment gains
Fixed maturities:
Available-for-sale	$647	$720
Trading securities
Change in fair value	300	560
Sales	235	—
Equity securities
Available-for-sale	835	516
Trading securities - change in fair value	177	113
Total net realized investment gains	$2,194	$1,909
The proceeds and gross realized gains on the sale of available-for-sale securities are as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$—	$2,810
Gross realized gains	—	142
Gross realized losses	—	—
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2014 and 2013.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $19,132 and $12,427 at March 31, 2014 and December 31, 2013, respectively.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2014	2013
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$28,563	$(9,598)
Available-for-sale equity securities	2,945	17,978
Deferred policy acquisition costs	(8,920)	4,871
Income tax effect	(7,907)	(4,637)
Total change in net unrealized investment appreciation, net of tax	$14,681	$8,614
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2014, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at March 31, 2014. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at March 31, 2014. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2014 was $66. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

March 31, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	12	$11,663	$130	—	$—	$—	$11,663	$130
U.S. government agency	75	194,814	11,330	2	4,689	311	199,503	11,641
States, municipalities and political subdivisions	108	89,654	3,227	37	32,844	1,964	122,498	5,191
Foreign bonds	3	6,231	104	—	—	—	6,231	104
Public utilities	23	46,900	764	—	—	—	46,900	764
Corporate bonds
Energy	7	17,647	395	1	4,053	287	21,700	682
Industrials	14	34,997	655	2	7,482	554	42,479	1,209
Consumer goods and services	10	28,316	363	7	5,115	234	33,431	597
Health care	5	15,026	362	2	4,480	190	19,506	552
Technology, media and telecommunications	7	25,434	675	2	7,782	841	33,216	1,516
Financial services	5	12,252	239	1	505	33	12,757	272
Mortgage-backed securities	11	3,707	120	7	3,086	95	6,793	215
Collateralized mortgage obligations	75	143,390	6,319	34	69,064	5,622	212,454	11,941
Total Available-for-Sale Fixed Maturities	355	$630,031	$24,683	95	$139,100	$10,131	$769,131	$34,814
Equity securities
Common stocks
Industrials	—	$—	$—	2	$78	$34	$78	$34
Consumer goods and services	1	15	3	—	—	—	15	3
Technology, media and telecommunications	—	—	—	6	231	58	231	58
Financial services	—	—	—	4	230	113	230	113
Nonredeemable preferred stocks	—	—	—	2	1,210	22	1,210	22
Total Available-for-Sale Equity Securities	1	$15	$3	14	$1,749	$227	$1,764	$230
Total Available-for-Sale Securities	356	$630,046	$24,686	109	$140,849	$10,358	$770,895	$35,044

December 31, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	10	$9,196	$140	—	$—	$—	$9,196	$140
U.S. government agency	101	256,203	18,019	2	4,356	644	260,559	18,663
States, municipalities and political subdivisions	136	97,950	7,423	29	29,670	3,282	127,620	10,705
Foreign bonds	10	20,832	397	—	—	—	20,832	397
Public utilities	31	61,582	1,776	—	—	—	61,582	1,776
Corporate bonds
Energy	9	23,735	1,008	—	—	—	23,735	1,008
Industrials	34	77,788	2,819	—	—	—	77,788	2,819
Consumer goods and services	31	58,833	1,276	6	3,218	145	62,051	1,421
Health care	10	25,888	942	2	4,427	258	30,315	1,200
Technology, media and telecommunications	18	58,105	2,147	2	7,468	1,174	65,573	3,321
Financial services	7	15,191	720	1	1,525	3	16,716	723
Mortgage-backed securities	16	4,476	177	6	3,113	114	7,589	291
Collateralized mortgage obligations	111	208,855	11,062	23	55,184	5,857	264,039	16,919
Total Available-for-Sale Fixed Maturities	524	$918,634	$47,906	71	$108,961	$11,477	$1,027,595	$59,383
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$281	$27	$281	$27
Industrials	1	1	1	2	81	31	82	32
Technology, media and telecommunications	—	—	—	6	206	83	206	83
Financial services	—	—	—	4	215	128	215	128
Nonredeemable preferred stocks	3	3,493	116	2	1,170	61	4,663	177
Total Available-for-Sale Equity Securities	4	$3,494	$117	17	$1,953	$330	$5,447	$447
Total Available-for-Sale Securities	528	$922,128	$48,023	88	$110,914	$11,807	$1,033,042	$59,830

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the specific asset or liability.
When possible, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. When quoted market prices do not exist, we base estimates of fair value on market prices obtained from independent pricing services and brokers or on valuation techniques that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument. Our valuation techniques are discussed in more detail later in this section.
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreement. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value, which is a Level 3 fair value measurement.
The fair value of our policy loans is equivalent to carrying value, which is a reasonable estimate of fair value. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders' account balance for non-traditional policies.
Our other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. The fair value of the partnerships is obtained from the fund managers, which is based on the fair value of the underlying investments held in the partnerships. In management’s opinion, these values represent a reasonable estimate of fair value. We have not adjusted the net asset value provided by the fund managers.
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

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$656	$644	$669	$656
Available-for-sale securities	2,805,723	2,805,723	2,751,256	2,751,256
Trading securities	16,095	16,095	9,940	9,940
Equity securities:
Available-for-sale securities	232,377	232,377	229,368	229,368
Trading securities	3,037	3,037	2,487	2,487
Mortgage loans	4,724	4,368	4,724	4,423
Policy loans	6,177	6,177	6,261	6,261
Other long-term investments	46,513	46,513	44,946	44,946
Short-term investments	800	800	800	800
Cash and cash equivalents	68,663	68,663	92,193	92,193
Liabilities
Policy reserves
Annuity (accumulations) (1)	$954,214	$920,038	$941,636	$925,832
Annuity (benefit payments)	142,900	94,163	140,276	94,805
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

We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2014 and December 31, 2013 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2014 and December 31, 2013:

March 31, 2014		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$32,755	$—	$32,755	$—
U.S. government agency	308,680	—	308,680	—
States, municipalities and political subdivisions	727,596	—	726,898	698
Foreign bonds	163,739	—	163,739	—
Public utilities	215,676	—	215,676	—
Corporate bonds
Energy	160,162	—	160,162	—
Industrials	232,623	—	232,623	—
Consumer goods and services	175,741	—	174,322	1,419
Health care	85,541	—	85,541	—
Technology, media and telecommunications	121,261	—	121,261	—
Financial services	250,444	—	238,741	11,703
Mortgage-backed securities	21,105	—	21,105	—
Collateralized mortgage obligations	307,019	—	307,019	—
Asset-backed securities	3,381	—	1,468	1,913
Total Available-for-Sale Fixed Maturities	$2,805,723	$—	$2,789,990	$15,733
Equity securities
Common stocks
Public utilities	$17,462	$17,462	$—	$—
Energy	14,656	14,656	—	—
Industrials	45,449	45,430	19	—
Consumer goods and services	21,293	21,293	—	—
Health care	24,945	24,945	—	—
Technology, media and telecommunications	13,322	13,322	—	—
Financial services	90,277	86,322	64	3,891
Nonredeemable preferred stocks	4,973	1,763	3,210	—
Total Available-for-Sale Equity Securities	$232,377	$225,193	$3,293	$3,891
Total Available-for-Sale Securities	$3,038,100	$225,193	$2,793,283	$19,624
TRADING
Bonds
Foreign bonds	$1,252	$—	$1,252	$—
Corporate bonds
Industrials	1,559	—	1,559	—
Consumer goods and services	1,096	—	1,096	—
Health care	2,172	—	2,172	—

Technology, media and telecommunications	2,925	—	2,925	—
Financial services	3,493	—	3,493	—
Redeemable preferred stocks	3,598	3,598	—	—
Equity securities
Energy	544	544	—	—
Consumer goods and services	30	30	—	—
Health care	383	383	—	—
Technology, media and telecommunications	379	379	—	—
Nonredeemable preferred stocks	1,701	1,701	—	—
Total Trading Securities	$19,132	$6,635	$12,497	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$16,259	$16,259	$—	$—
Total Assets Measured at Fair Value	$3,074,291	$248,887	$2,805,780	$19,624

December 31, 2013		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$33,895	$—	$33,895	$—
U.S. government agency	269,583	—	269,583	—
States, municipalities and political subdivisions	713,907	—	713,209	698
Foreign bonds	172,856	—	172,856	—
Public utilities	218,576	—	218,576	—
Corporate bonds
Energy	161,010	—	161,010	—
Industrials	237,028	—	237,028	—
Consumer goods and services	167,914	—	166,460	1,454
Health care	92,946	—	92,946	—
Technology, media and telecommunications	120,966	—	120,966	—
Financial services	241,751	—	229,725	12,026
Mortgage-backed securities	22,066	—	22,066	—
Collateralized mortgage obligations	294,763	—	294,763	—
Asset-backed securities	3,995	—	1,966	2,029
Total Available-for-Sale Fixed Maturities	$2,751,256	$—	$2,735,049	$16,207
Equity securities
Common stocks
Public utilities	$16,272	$16,272	$—	$—
Energy	14,363	14,363	—	—
Industrials	46,099	46,083	16	—
Consumer goods and services	21,258	21,258	—	—
Health care	24,998	24,998	—	—
Technology, media and telecommunications	13,304	13,304	—	—
Financial services	88,262	84,419	62	3,781
Nonredeemable preferred stocks	4,812	1,714	3,098	—
Total Available-for-Sale Equity Securities	$229,368	$222,411	$3,176	$3,781
Total Available-for-Sale Securities	$2,980,624	$222,411	$2,738,225	$19,988
TRADING
Bonds
Foreign bonds	$1,253	$—	$1,253	$—
Corporate bonds
Industrials	1,122	—	1,122	—
Consumer goods and services	106	—	106	—
Health care	1,154	—	1,154	—
Technology, media and telecommunications	2,054	—	2,054	—
Financial services	1,866	—	1,866	—

Redeemable preferred stocks	2,385	2,385	—	—
Equity securities
Energy	563	563	—	—
Consumer goods and services	39	39	—	—
Health care	332	332	—	—
Nonredeemable preferred stocks	1,553	1,553	—	—
Total Trading Securities	$12,427	$4,872	$7,555	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$37,811	$37,811	$—	$—
Total Assets Measured at Fair Value	$3,031,662	$265,894	$2,745,780	$19,988
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
For the three-month period ended March 31, 2014, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. There were no transfers of securities between Level 1 and Level 2 during the period.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2014:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2014	$698	$13,480	$2,029	$3,781	$19,988
Unrealized losses(1)	—	(62)	(5)	—	(67)
Purchases	—	—	—	144	144
Disposals	—	(296)	(111)	(34)	(441)
Balance at March 31, 2014	$698	$13,122	$1,913	$3,891	$19,624
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures. The reported transfers are the result of stale pricing due to a lack of current trading activity for the underlying securities.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$1,303	$1,282	$924	$753
Interest cost	1,468	1,262	586	424
Expected return on plan assets	(1,739)	(1,336)	—	—
Amortization of net loss	544	1,106	224	136
Net periodic benefit cost	$1,576	$2,314	$1,734	$1,313

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we expected to contribute $6,260 to the pension plan in 2014. For the three-month period ended March 31, 2014, we contributed $1,750 to the pension plan. We anticipate that the total contribution in 2014 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire and Casualty Company 2008 Stock Plan (the "Stock Plan") authorizes the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to our employees, with 40,861 authorized shares remaining available for future issuance at March 31, 2014. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2014	From Inception to March 31, 2014
Beginning balance	353,649	1,900,000
Number of awards granted	(313,288)	(1,995,784)
Number of awards forfeited or expired	500	136,645
Ending balance	40,861	40,861
Number of option awards exercised	26,532	408,300
Number of unrestricted stock awards granted	—	4,555
Number of restricted stock awards vested	—	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire and Casualty Company 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At March 31, 2014, we had 103,912 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2014	From Inception to March 31, 2014
Beginning balance	103,912	300,000
Number of awards granted	—	(202,091)
Number of awards forfeited or expired	—	6,003
Ending balance	103,912	103,912
Number of option awards exercised	—	3,156
Number of restricted stock awards vested	—	6,402

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2014 and 2013, we recognized stock-based compensation expense of $437 and $411, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2014, we had $6,439 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2014 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2014	$1,421
2015	1,715
2016	1,290
2017	1,144
2018	779
2019	90
Total	$6,439

NOTE 6. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has seven domestic locations from which it conducts its business. The life insurance segment operates from our home office. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.

We evaluate the two segments on the basis of both statutory accounting practices prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have reconciled the following table for the three-month periods ended March 31, 2014 and 2013 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2014
Net premiums earned	$179,494	$13,980	$193,474
Investment income, net of investment expenses	11,113	15,599	26,712
Net realized investment gains	1,367	827	2,194
Other income	480	127	607
Total reportable segment	$192,454	$30,533	$222,987
Intersegment eliminations	50	(133)	(83)
Total revenues	$192,504	$30,400	$222,904
Net income	$11,811	$1,520	$13,331
Assets	$2,032,501	$1,736,748	$3,769,249
Invested assets	$1,486,783	$1,628,951	$3,115,734
Three Months Ended March 31, 2013
Net premiums earned	$162,701	$14,239	$176,940
Investment income, net of investment expenses	10,421	15,979	26,400
Net realized investment gains	1,029	880	1,909
Other income	12	103	115
Total reportable segment	$174,163	$31,201	$205,364
Intersegment eliminations	64	(123)	(59)
Total revenues	$174,227	$31,078	$205,305
Net income	$20,730	$1,663	$22,393
Assets	$1,941,227	$1,783,463	$3,724,690
Invested assets	$1,378,188	$1,685,171	$3,063,359

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands Except Share Data)	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$13,331	$13,331	$22,393	$22,393
Weighted-average common shares outstanding	25,372,280	25,372,280	25,245,497	25,245,497
Add dilutive effect of restricted stock awards	—	102,635	—	79,787
Add dilutive effect of stock options	—	115,292	—	15,385
Weighted-average common shares	25,372,280	25,590,207	25,245,497	25,340,669
Earnings per common share	$0.53	$0.52	$0.89	$0.88
Awards excluded from diluted earnings per share calculation(1)	—	908,480	—	643,066

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
During the term of this credit agreement, we have the right to increase the total credit facility from $100,000 up to $125,000 if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Any principal outstanding under the credit facility is due in full at maturity, on December 22, 2015. The interest rate is based on our monthly choice of either a base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility is also payable quarterly.

The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum shareholders' equity.
There was no outstanding balance on the credit facility at March 31, 2014 and 2013. For the three-month period ended March 31, 2014 and 2013, we did not incur any interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at March 31, 2014.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2014:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2014	$116,601	$(29,451)	$87,150
Change in accumulated other comprehensive income before reclassifications	15,644	—	15,644
Reclassification adjustments from accumulated other comprehensive income	(963)	499	(464)
Balance as of March 31, 2014	$131,282	$(28,952)	$102,330

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. as of March 31, 2014, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2014 and 2013, the consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2014. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 5, 2014. In our opinion, the accompanying consolidated balance sheet of United Fire Group, Inc. as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
May 6, 2014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Results of Operations and Financial Condition presented in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes in our critical accounting policies from December 31, 2013.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2013. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

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

Segments

We operate two business segments, each with a wide range of products:

•	property and casualty insurance, which includes commercial lines insurance, personal lines insurance, surety bonds and assumed reinsurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life) insurance products.

We manage these business segments separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

For the three-month period ended March 31, 2014, property and casualty insurance business accounted for approximately 93.0 percent of our net premiums earned, of which 90.6 percent was generated from commercial lines. Life insurance business accounted for approximately 7.0 percent of our net premiums earned, of which 67.7 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the three-month period ended March 31, 2014, approximately 47.7 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 64.8 percent of our life insurance premiums were written in Iowa, Illinois, Nebraska, Wisconsin and Minnesota.

Segment Revenue and Expense

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 6 "Segment Information" to the unaudited Consolidated Financial Statements.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders’ accounts.
Profit Factors
Our profitability is influenced by many factors, including price, competition, economic conditions, investment returns, interest rates, catastrophic events and other natural disasters, man-made disasters, state regulations, court decisions, and changes in the law. To manage these risks and uncertainties, we seek to achieve consistent profitability through strong agency relationships, exceptional customer service, fair and prompt claims handling, disciplined underwriting, superior loss control services, prudent management of our investments, appropriate matching of assets and liabilities, effective use of ceded reinsurance and effective and efficient use of technology.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2014	2013	%
Revenues
Net premiums earned	$193,341	$176,817	9.3%
Investment income, net of investment expenses	26,762	26,464	1.1
Net realized investment gains	2,194	1,909	14.9
Other income	607	115	NM
Total revenues	$222,904	$205,305	8.6%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$125,237	$97,470	28.5%
Increase in liability for future policy benefits	7,821	8,236	(5.0)
Amortization of deferred policy acquisition costs	39,534	38,081	3.8
Other underwriting expenses	26,428	22,348	18.3
Interest on policyholders' accounts	7,987	9,320	(14.3)
Total benefits, losses and expenses	$207,007	$175,455	18.0%

Income before income taxes	$15,897	$29,850	(46.7)%
Federal income tax expense	2,566	7,457	(65.6)
Net income	$13,331	$22,393	(40.5)%
NM=Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2014:

Consolidated Results of Operations

For the three-month period ended March 31, 2014, net income was $13.3 million compared to $22.4 million for the same period of 2013, driven primarily by an increase in losses and loss settlement expenses which was partially offset by growth in property and casualty premium revenue. Consolidated net premiums earned increased to $193.3 million, compared to $176.8 million for the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings.

Losses and loss settlement expenses increased by $27.8 million during the first quarter of 2014 compared to the same period of 2013. The increase is primarily attributable to losses from a single large claim (a large explosion in a suburban townhome community), an increase in our annual aggregate reinsurance deductible, a decrease in favorable reserve development and an increase in the frequency of claims associated with the harsh winter weather experienced in the United States in 2014, partially offset by a decrease in catastrophe loss experience. Pre-tax catastrophe losses totaled $3.3 million compared to $4.5 million in the same period of 2013.

Consolidated Financial Condition

At March 31, 2014, the book value per share of our common stock was $31.82. We did not repurchase any shares of our common stock in the three-month period ended March 31, 2014. Under our share repurchase program, which is scheduled to expire in August 2014, we are authorized to repurchase an additional 1,070,117 shares of our common stock.

Net unrealized investment gains totaled $131.3 million as of March 31, 2014, an increase of $14.7 million, net of tax, or 12.6 percent, since December 31, 2013. The increase in net unrealized investment gains resulted from an increase in the fair value of the fixed maturity investment portfolio and also, to a lesser extent, an increase in the fair value of our equity investment portfolio.

Our stockholders' equity increased to $808.1 million at March 31, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $13.3 million and an increase in net unrealized investment gains of $14.7 million, net of tax, partially offset by shareholder dividends of $4.6 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands Except Ratios)	2014	2013
Net premiums written	$199,329	$177,119
Net premiums earned	$179,494	$162,701
Losses and loss settlement expenses	(118,656)	(92,093)
Amortization of deferred policy acquisition costs	(37,876)	(36,355)
Other underwriting expenses	(22,260)	(18,415)
Underwriting gain	$702	$15,838

Investment income, net of investment expenses	11,163	10,485
Net realized investment gains	1,367	1,029
Other income	480	12
Income before income taxes	$13,712	$27,364

GAAP Ratios:
Net loss ratio (without catastrophes)	64.3%	53.8%
Catastrophes - effect on net loss ratio	1.8	2.8
Net loss ratio (1)	66.1%	56.6%
Expense ratio (2)	33.5	33.7
Combined ratio (3)	99.6%	90.3%
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
(2) The GAAP expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(3) The GAAP combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.

For the three-month period ended March 31, 2014, our property and casualty segment reported income before taxes of $13.7 million, or a decrease of $13.7 million, compared to the same period of 2013. The decrease in the three months ended March 31, 2014 is primarily due to an increase in losses and loss settlement expenses partially offset by an increase in net premiums earned.

Net premiums earned increased 10.3 percent to $179.5 million in the three months ended March 31, 2014, compared to $162.7 million in the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings.

The GAAP combined ratio increased 9.3 percentage points to 99.6 percent for the three-month period ended March 31, 2014, compared to 90.3 percent for the same period of 2013, primarily due to an increase in non-catastrophe losses.

The net loss ratio, a component of the combined ratio, increased by 9.5 percentage points to 66.1 percentage points in the three-month period ended March 31, 2014, as compared to the same period in 2013. The increase is primarily attributable to losses from a single large claim (a large explosion in a suburban townhome community), an increase in our annual aggregate reinsurance deductible, a decrease in favorable reserve development and an increase in the frequency of claims associated with the harsh winter weather experienced in the United States in 2014, partially offset by a decrease in catastrophe loss experience. Pre-tax catastrophe losses totaled $3.3 million for the three-month period ended March 31, 2014, which is $1.2 million or 27.4% lower than the same period of 2013.

The expense ratio, a component of the combined ratio, of 33.5 percentage points for the quarter ended March 31, 2014 improved slightly by 0.2 percentage points as compared with the same period of 2013. Underwriting expenses are elevated due to an increase in non-deferred acquisition costs and continued elevated expenses in pension and post retirement benefits. In 2014, the expense ratio will be impacted by a dual rent obligation associated with the relocation of our Galveston, Texas branch facility and an increase in premium taxes and assessments due to premium growth in specific lines of business.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

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

2014 Development

The property and casualty insurance segment experienced $14.5 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2014. The significant driver of the favorable reserve development in 2014 was our commercial auto liability line which contributed $8.8 million of the total, primarily due to favorable results from loss control and re-underwriting initiatives over the past several months. Also contributing to the favorable development during the three-month period ended March 31, 2014, only to a lesser extent than commercial auto liability were, personal auto liability and auto physical damage which combined for $2.9 million of favorable development. Long-tail liability lines contributed an additional $3.1 million of favorable development. No other line of business contributed a significant portion of the total development.

2013 Development

The property and casualty insurance segment experienced $23.7 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2013. The favorable reserve development on prior year reserves was primarily related to our long-tail commercial other liability line of business, though auto liability (both commercial and personal), reinsurance assumed, and surety also developed favorably. The significant driver of the favorable reserve development in 2013 was the other liability line which contributed $18.4 million of the total, primarily due to additional recognition of relatively recent changes in reserve development patterns which have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Also contributing to the favorable development during the three-month period ended March 31, 2013, only to a lesser extent than the other liability line of business, were auto liability, reinsurance assumed, and surety lines of business, which contributed $2.9 million, $2.3 million and $1.0 million, respectively, to the favorable reserve development.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2014, our total reserves remained relatively flat compared to December 31, 2013.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2014			2013
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$53,153	$30,670	57.7%	$45,329	$20,697	45.7%
Fire and allied lines	42,887	34,658	80.8	40,974	18,601	45.4
Automobile	38,450	22,248	57.9	34,958	26,173	74.9
Workers' compensation	21,030	18,209	86.6	19,108	16,363	85.6
Fidelity and surety	4,460	(313)	(7.0)	4,759	294	6.2
Miscellaneous	664	11	1.7	45	614	NM
Total commercial lines	$160,644	$105,483	65.7%	$145,173	$82,742	57.0%

Personal lines
Fire and allied lines	$11,032	$6,855	62.1%	$10,436	$6,201	59.4%
Automobile	5,681	4,294	75.6	5,346	3,195	59.8
Miscellaneous	244	105	43.0	53	234	NM
Total personal lines	$16,957	$11,254	66.4%	$15,835	$9,630	60.8%
Reinsurance assumed	$1,893	$1,919	101.4%	$1,693	$(279)	(16.5)%
Total	$179,494	$118,656	66.1%	$162,701	$92,093	56.6%

NM=Not meaningful

•
Commercial other liability - The net loss ratio deteriorated 12.0 percentage points in the three-month period ended March 31, 2014, compared to the same period of 2013. The deterioration of this line was due to an increase in loss severity in the three-month period ended March 31, 2014.

•
Commercial fire and allied lines - The net loss ratio deteriorated 35.4 percentage points in the three-month period ended March 31, 2014, compared to the same period of 2013. The change is primarily attributable to losses from a single large claim (a large explosion in a suburban townhome community), an increase in our annual aggregate reinsurance deductible, and an increase in the frequency of claims associated with the harsh winter weather experienced in the United States in 2014.

•
Commercial automobile - The net loss ratio improved 17.0 percentage points in the three-month period ended March 31, 2014, compared to the same period of 2013. The change was primarily due to favorable results from loss control and re-underwriting initiatives over the past several months that focused on under-performing accounts and agents.

•
Workers' compensation- The net loss ratio was up slightly for the three-month period ended March 31, 2014, compared to the same period of 2013. The net loss ratio is above our expectations, but we are actively working on a plan to re-underwrite hazardous risks and higher premium accounts, focus on cost control programs, and more appropriately align our underwriting staff.

•
Personal automobile - The net loss ratio deteriorated 15.8 percentage points in the three-month period ended March 31, 2014, compared to the same period of 2013. The change in the three-month period ended March 31, 2014 was primarily due to increased claim frequency and severity due to the harsh winter weather experienced in the United States in 2014.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2014	2013
Revenues
Net premiums earned	$13,847	$14,116
Investment income, net	15,599	15,979
Net realized investment gains	827	880
Other income	127	103
Total revenues	$30,400	$31,078

Benefits, Losses and Expenses
Losses and loss settlement expenses	$6,581	$5,377
Increase in liability for future policy benefits	7,821	8,236
Amortization of deferred policy acquisition costs	1,658	1,726
Other underwriting expenses	4,168	3,933
Interest on policyholders' accounts	7,987	9,320
Total benefits, losses and expenses	$28,215	$28,592

Income before income taxes	$2,185	$2,486

Income before income taxes decreased $0.3 million in the three-month period ended March 31, 2014, as compared to the same period of 2013 due to a decrease in net investment income and net premiums earned along with an increase in losses and loss settlement expense partially offset by a decrease in interest on policyholders' accounts which is due to continued negative cash flows on annuity products, and also by a decrease in the increase in the liability for future policy benefits.

Net premiums earned decreased 1.9 percent to $13.8 million for the three-month period ended March 31, 2014, compared to $14.1 million in the same period of 2013. The decrease in net premiums earned in the three-month period ended March 31, 2014 was primarily due to a decrease in sales of single premium whole life policies as we have chosen to maintain price diligence to achieve adequate rate spreads.

Net investment income decreased 2.4 percent to $15.6 million for the three-month period ended March 31, 2014, compared to $16.0 million for the same period of 2013, due to the decrease in the reinvestment interest rates from the continued low interest rate environment.

Losses and loss settlement expenses increased $1.2 million for the three-month period ended March 31, 2014 compared to the same period of 2013 due to an increase in policy claims.

The increase in the liability for future policy benefits improved in the three-month period ended March 31, 2014 compared to the same period of 2013, due to net withdrawals of annuity products and the decline in sales of our single premium whole life product.

Deferred annuity deposits increased 204.1 percent for the three-month period ended March 31, 2014, compared with the same period of 2013. The increase in guaranteed interest rates had a favorable effect in the three-month period ended March 31, 2014.

Net cash outflow related to our annuity business was $11.1 million in the three-month period ended March 31, 2014, compared to a net cash outflow of $25.9 million in the same period of 2013. We attribute this to the activity described above.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3,115.7 million at March 31, 2014, compared to $3,050.1 million at December 31, 2013, an increase of $65.6 million. At March 31, 2014, fixed maturity securities and equity securities made up 90.6 percent and 7.6 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2014 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$315	—%	$329	—%	$644	—%
Available-for-sale	1,227,797	82.6	1,577,926	96.8	2,805,723	90.1
Trading securities	16,095	1.1	—	—	16,095	0.5
Equity securities
Available-for-sale	205,086	13.7	27,291	1.7	232,377	7.5
Trading securities	3,037	0.2	—	—	3,037	0.1
Mortgage loans	—	—	4,368	0.3	4,368	0.1
Policy loans	—	—	6,177	0.4	6,177	0.2
Other long-term investments	33,653	2.3	12,860	0.8	46,513	1.5
Short-term investments	800	0.1	—	—	800	—
Total	$1,486,783	100.0%	$1,628,951	100.0%	$3,115,734	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2014, we classified $2,805.7 million, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,751.3 million, or 99.6 percent, at December 31, 2013. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2014 and December 31, 2013, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2014 and December 31, 2013. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	March 31, 2014		December 31, 2013
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$826,839	29.3%	$761,017	27.6%
AA	564,250	20.0	537,527	19.5
A	574,667	20.3	564,396	20.4
Baa/BBB	789,611	28.0	830,735	30.1
Other/Not Rated	67,095	2.4	68,177	2.5
	$2,822,462	100.0%	$2,761,852	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2014, is 4.8 years compared to 5.0 years at December 31, 2013.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2014, is 4.8 years compared to 4.9 years at December 31, 2013.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities, at March 31, 2014, is 4.9 years compared to 5.0 years at December 31, 2013.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased by 1.1 percent in the three-month period ended March 31, 2014, compared with the same period of 2013. We are maintaining our investment philosophy of purchasing investments rated investment grade or better.
Our net realized investment gains were $2.2 million during the three-month period ended March 31, 2014, as compared with $1.9 million in the same period of 2013.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. The increase in the value of these investments contributed to the increase of 1.1 percent in net investment income during the three-month period ended March 31, 2014, compared with the same period of 2013. The increases were somewhat offset by the impact of low investment yields.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders’ equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2014 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2014 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2014 and 2013.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2014	2013
Cash provided by (used in)
Operating activities	$18,491	$31,744
Investing activities	(31,746)	(13,151)
Financing activities	(10,275)	(24,111)
Net decrease in cash and cash equivalents	$(23,530)	$(5,518)
Operating Activities
Net cash flows provided by operating activities totaled $18.5 million and $31.7 million for the three-month periods ended March 31, 2014 and 2013, respectively. Operating cash flows in the three-month period ended March 31, 2014 reflect a higher level of property and casualty loss payments, slightly offset by a lower level of net withdrawals of annuity products. Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2014 and 2013.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and our strategy for our portfolio, see the "Investment Portfolio" section contained in this item.

In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.1 billion, or 39.6 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2014, our cash and cash equivalents included $16.3 million related to these money market accounts, compared to $37.8 million at December 31, 2013.
Net cash flows used in investing activities totaled $31.7 million and $13.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. For the three-month period ended March 31, 2014, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $104.3 million, compared to $130.8 million for the same period of 2013.
Our cash outflows for investment purchases were $133.1 million for the three-month period ended March 31, 2014, compared to $143.5 million for the same period of 2013. In 2014, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities were $10.3 million for the three-month period ended March 31, 2014 compared to net cash flows used in financing activities of $24.1 million for the three-month period ended March 31, 2013. The decrease reflects a lower level of net annuity withdrawals in the three-month period ended March 31, 2014, compared to the same period of 2013.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of March 31, 2014, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Debt" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $4.6 million and $3.8 million in the three-month periods ended March 31, 2014 and 2013, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2014, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $46.9 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 3.2 percent to $808.1 million at March 31, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $13.3 million and an increase in net unrealized investment gains of $14.7 million, net of tax, during the first three months of 2014, partially offset by shareholder dividends of $4.6 million. At March 31, 2014, the book value per share of our common stock was $31.82 compared to $30.87 at December 31, 2013.

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

Catastrophe losses is a commonly used non-GAAP financial measure that uses the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe'). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Three Months Ended March 31,
(In Thousands)	2014	2013
ISO catastrophes	$3,275	$4,511
Non-ISO catastrophes (1)	—	—
Total catastrophes	$3,275	$4,511
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2014, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all our litigation pending as of March 31, 2014 to be ordinary, routine, and incidental to our business.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our 2013 Annual Report on Form 10-K filed with the SEC on March 5, 2014, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

We are authorized to purchase 1,070,117 shares of common stock at March 31, 2014. Our share repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2014.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
1/1/2014 - 1/31/2014	—	$—	—	1,070,117
2/1/2014 - 2/28/2014	—	—	—	1,070,117
3/1/2014 - 3/31/2014	—	—	—	1,070,117

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
X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Dianne M. Lyons pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dianne M. Lyons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 6, 2014	May 6, 2014
(Date)	(Date)