Form 10-Q
period 2014-06-30
UNITED FIRE GROUP INC
filed 2014-08-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 1, 2014, 25,212,125 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2014

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
Risks and uncertainties that may affect the actual financial condition and results of the Company include but are not limited to the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserve for future policy benefits;

•	Geographic concentration risk in both property and casualty insurance and life insurance segments;

•	Unauthorized data access, cyber-attacks and other security breaches;

•	Occurrence of catastrophic events, occurrence of significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	Developments in the domestic and global financial markets and other-than-temporary impairment losses that could affect our investment portfolio;

•	Our ability to effectively underwrite and adequately price insured risks;

•	The calculation and recovery of deferred policy acquisition costs ("DAC");

•	The valuation of pension and other postretirement benefit obligations;

•	Our relationship with our agencies and agents;

•	Our relationship with and financial strength of our reinsurers;

•	Our exposure to international catastrophes through our assumed reinsurance program;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $640 in 2014 and $669 in 2013)	$630	$656
Available-for-sale, at fair value (amortized cost $2,749,458 in 2014 and $2,733,557 in 2013)	2,824,018	2,751,256
Trading securities, at fair value (amortized cost $15,467 in 2014 and $8,049 in 2013)	18,305	9,940
Equity securities
Available-for-sale, at fair value (cost $71,685 in 2014 and $70,957 in 2013)	239,244	229,368
Trading securities, at fair value (cost $2,740 in 2014 and $2,367 in 2013)	3,206	2,487
Mortgage loans	4,313	4,423
Policy loans	6,200	6,261
Other long-term investments	48,707	44,946
Short-term investments	475	800
	3,145,098	3,050,137
Cash and cash equivalents	90,276	92,193
Accrued investment income	27,159	27,923
Premiums receivable (net of allowance for doubtful accounts of $993 in 2014 and $896 in 2013)	268,094	218,635
Deferred policy acquisition costs	143,314	150,092
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $39,109 in 2014 and $36,972 in 2013)	48,001	47,218
Reinsurance receivables and recoverables	81,314	87,451
Prepaid reinsurance premiums	3,770	3,160
Income taxes receivable	3,891	1,786
Goodwill and intangible assets	26,662	27,047
Other assets	14,331	15,030
TOTAL ASSETS	$3,851,910	$3,720,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$981,927	$960,651
Life insurance	1,470,647	1,472,132
Unearned premiums	395,146	340,464
Accrued expenses and other liabilities	140,058	142,677
Deferred income taxes	37,866	21,915
TOTAL LIABILITIES	$3,025,644	$2,937,839
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,240,105 and 25,360,893 shares issued and outstanding in 2014 and 2013, respectively	$25	$25
Additional paid-in capital	208,366	211,574
Retained earnings	498,470	484,084
Accumulated other comprehensive income, net of tax	119,405	87,150
TOTAL STOCKHOLDERS’ EQUITY	$826,266	$782,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,851,910	$3,720,672
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013

Revenues
Net premiums earned	$201,827	$186,367	$395,168	$363,184
Investment income, net of investment expenses	27,603	29,019	54,365	55,483
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $1,606 and $3,088 in 2014; and $4,417 and $5,653 in 2013; previously included in accumulated other comprehensive income (loss))	2,708	4,151	4,902	6,060
Other income	535	182	1,142	297
Total revenues	$232,673	$219,719	$455,577	$425,024
Benefits, Losses and Expenses
Losses and loss settlement expenses	$142,716	$120,435	$267,953	$217,905
Increase in liability for future policy benefits	8,077	9,869	15,898	18,105
Amortization of deferred policy acquisition costs	40,196	36,708	79,730	74,789
Other underwriting expenses (includes reclassifications for employee benefit costs of $768 and $1,536 in 2014; and $1,243 and $2,485 in 2013; previously included in accumulated other comprehensive income (loss))	20,776	23,308	47,204	45,656
Interest on policyholders’ accounts	7,852	9,081	15,839	18,401
Total benefits, losses and expenses	$219,617	$199,401	$426,624	$374,856
Income before income taxes	$13,056	$20,318	$28,953	$50,168
Federal income tax expense (includes reclassifications of $293 and $543 in 2014; and $1,111 and $1,109 in 2013; previously included in accumulated other comprehensive income (loss))	2,371	4,822	4,937	12,279
Net income	$10,685	$15,496	$24,016	$37,889
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$27,108	$(51,782)	$51,177	$(37,294)
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$27,108	$(51,782)	$51,177	$(37,294)
Income tax effect	(9,488)	18,115	(17,913)	13,045
Other comprehensive income (loss), after tax, before reclassification adjustments	$17,620	$(33,667)	$33,264	$(24,249)
Reclassification adjustment for net realized investment gains included in income	$(1,606)	$(4,417)	$(3,088)	$(5,653)
Reclassification adjustment for employee benefit costs included in expense	768	1,243	1,536	2,485
Total reclassification adjustments, before tax	$(838)	$(3,174)	$(1,552)	$(3,168)
Income tax effect	293	1,111	$543	$1,109
Total reclassification adjustments, after tax	$(545)	$(2,063)	$(1,009)	$(2,059)
Comprehensive income (loss)	$27,760	$(20,234)	$56,271	$11,581

Weighted average common shares outstanding	25,330,066	25,297,718	25,351,056	25,271,752
Basic earnings per common share	$0.42	$0.61	$0.95	$1.50
Diluted earnings per common share	0.42	0.61	0.94	1.49
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Six Months Ended June 30, 2014

Common stock
Balance, beginning of year	$25
Shares repurchased (201,516 shares)	—
Shares issued for stock-based awards (69,050 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$211,574
Compensation expense and related tax benefit for stock-based award grants	902
Shares repurchased	(5,567)
Shares issued for stock-based awards	1,457
Balance, end of period	$208,366

Retained earnings
Balance, beginning of year	$484,084
Net income	24,016
Dividends on common stock ($0.38 per share)	(9,630)
Balance, end of period	$498,470

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$87,150
Change in net unrealized investment appreciation(1)	31,257
Change in liability for underfunded employee benefit plans(2)	998
Balance, end of period	$119,405

Summary of changes
Balance, beginning of year	$782,833
Net income	24,016
All other changes in stockholders’ equity accounts	19,417
Balance, end of period	$826,266

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$24,016	$37,889
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,601	7,989
Depreciation and amortization	3,757	2,930
Stock-based compensation expense	944	818
Net realized investment gains	(4,902)	(6,060)
Net cash flows from trading investments	(7,481)	1,285
Deferred income tax benefit	(1,346)	(2,096)
Changes in:
Accrued investment income	764	994
Premiums receivable	(49,459)	(49,357)
Deferred policy acquisition costs	(11,143)	(3,288)
Reinsurance receivables	6,137	9,625
Prepaid reinsurance premiums	(610)	(573)
Income taxes receivable	(2,105)	16,536
Other assets	699	1,182
Future policy benefits and losses, claims and loss settlement expenses	37,769	10,716
Unearned premiums	54,682	42,827
Accrued expenses and other liabilities	(1,083)	(2,465)
Income taxes payable	—	1,567
Deferred income taxes	(72)	2,720
Other, net	(2,975)	(2,834)
Total adjustments	$31,177	$32,516
Net cash provided by operating activities	$55,193	$70,405
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$10	$5,971
Proceeds from call and maturity of held-to-maturity investments	26	180
Proceeds from call and maturity of available-for-sale investments	249,251	238,639
Proceeds from short-term and other investments	1,648	1,882
Purchase of available-for-sale investments	(270,194)	(295,586)
Purchase of short-term and other investments	(1,938)	(2,575)
Net purchases and sales of property and equipment	(4,154)	(2,659)
Net cash used in investing activities	$(25,351)	$(54,148)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$96,119	$52,086
Withdrawals from investment and universal life contracts	(114,096)	(87,827)
Payment of cash dividends	(9,630)	(8,342)
Repurchase of common stock	(5,567)	(99)
Issuance of common stock	1,457	1,465
Tax impact from issuance of common stock	(42)	(217)
Net cash used in financing activities	$(31,759)	$(42,934)
Net Change in Cash and Cash Equivalents	$(1,917)	$(26,677)
Cash and Cash Equivalents at Beginning of Period	92,193	107,466
Cash and Cash Equivalents at End of Period	$90,276	$80,789
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
Management of United Fire believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. The review report of Ernst & Young LLP as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2014 and 2013, we made payments for income taxes totaling $9,115 and $2,512, respectively. We received tax refunds of $615 and $8,744, respectively, during the six-month periods ended June 30, 2014 and 2013.

For the six-month periods ended June 30, 2014 and 2013, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2014.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$67,663	$82,429	$150,092
Underwriting costs deferred	87,193	3,680	90,873
Amortization of deferred policy acquisition costs	(76,378)	(3,352)	(79,730)
Ending unamortized deferred policy acquisition costs	$78,478	$82,757	$161,235
Change in "shadow" deferred policy acquisition costs	—	(17,921)	(17,921)
Recorded asset at end of period	$78,478	$64,836	$143,314

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $14,514 at June 30, 2014 and increased the DAC asset by $3,407 at December 31, 2013.
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
We reported a federal income tax expense of $4,937 and $12,279 for the six-month periods ended June 30, 2014 and 2013, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We did not recognize any liability for unrecognized tax benefits at June 30, 2014 or December 31, 2013. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2011 tax year.
Recently Issued Accounting Standards
Adopted Accounting Standards in 2014

Unrecognized tax benefit
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance was effective for annual and interim periods beginning after December 15, 2013. The Company currently does not have any liability for unrecognized tax benefits. The Company adopted the new guidance effective January 1, 2014. The adoption of the new guidance had no impact on the Company's financial position or results of operations.
Pending Adoption of Accounting Standards
Share Based Payments

In June 2014, the FASB issued new guidance on the accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires a performance target that affects vesting and that could be achieved after the service period, be treated as a performance condition. The guidance is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively and early adoption is permitted. The Company will adopt the guidance on January 1, 2016 and is currently evaluating the impact on the Company's financial position and results of operations.
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations. Management does not expect insurance contracts to be in the scope of this new guidance.
Discontinued Operations
In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company will adopt the guidance on January 1, 2015 and is currently evaluating the impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2014 and December 31, 2013, is as follows:

June 30, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions	$249	$2	$—	$251
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	181	8	—	189
Total Held-to-Maturity Fixed Maturities	$630	$10	$—	$640
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$30,468	$298	$63	$30,703
U.S. government agency	360,249	3,018	6,586	356,681
States, municipalities and political subdivisions	705,556	33,895	2,683	736,768
Foreign bonds	143,172	7,054	1	150,225
Public utilities	212,385	8,114	155	220,344
Corporate bonds
Energy	149,380	5,593	373	154,600
Industrials	216,342	7,888	429	223,801
Consumer goods and services	159,084	5,455	213	164,326
Health care	78,429	3,679	148	81,960
Technology, media and telecommunications	128,124	4,485	785	131,824
Financial services	223,412	10,199	68	233,543
Mortgage-backed securities	19,654	610	76	20,188
Collateralized mortgage obligations	320,180	3,559	8,003	315,736
Asset-backed securities	3,023	296	—	3,319
Total Available-for-Sale Fixed Maturities	$2,749,458	$94,143	$19,583	$2,824,018
Equity securities:
Common stocks
Public utilities	$7,231	$11,435	$—	$18,666
Energy	5,094	11,391	—	16,485
Industrials	13,286	33,378	40	46,624
Consumer goods and services	10,287	11,492	2	21,777
Health care	7,920	18,846	—	26,766
Technology, media and telecommunications	6,205	7,779	61	13,923
Financial services	16,678	73,260	54	89,884
Nonredeemable preferred stocks	4,984	140	5	5,119
Total Available-for-Sale Equity Securities	$71,685	$167,721	$162	$239,244
Total Available-for-Sale Securities	$2,821,143	$261,864	$19,745	$3,063,262

December 31, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions	$250	$4	$—	$254
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	206	9	—	215
Total Held-to-Maturity Fixed Maturities	$656	$13	$—	$669
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$33,612	$423	$140	$33,895
U.S. government agency	287,988	258	18,663	269,583
States, municipalities and political subdivisions	690,461	34,151	10,705	713,907
Foreign bonds	167,390	5,863	397	172,856
Public utilities	213,479	6,873	1,776	218,576
Corporate bonds
Energy	157,620	4,398	1,008	161,010
Industrials	234,221	5,626	2,819	237,028
Consumer goods and services	165,565	3,770	1,421	167,914
Health care	91,008	3,138	1,200	92,946
Technology, media and telecommunications	121,746	2,541	3,321	120,966
Financial services	234,739	7,735	723	241,751
Mortgage-backed securities	22,034	323	291	22,066
Collateralized mortgage obligations	309,975	1,707	16,919	294,763
Asset-backed securities	3,719	276	—	3,995
Total Available-for-Sale Fixed Maturities	$2,733,557	$77,082	$59,383	$2,751,256
Equity securities:
Common stocks
Public utilities	$7,231	$9,068	$27	$16,272
Energy	5,094	9,269	—	14,363
Industrials	13,308	32,823	32	46,099
Consumer goods and services	10,363	10,895	—	21,258
Health care	7,920	17,078	—	24,998
Technology, media and telecommunications	6,204	7,183	83	13,304
Financial services	15,853	72,537	128	88,262
Nonredeemable preferred stocks	4,984	5	177	4,812
Total Available-for-Sale Equity Securities	$70,957	$158,858	$447	$229,368
Total Available-for-Sale Securities	$2,804,514	$235,940	$59,830	$2,980,624

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at June 30, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$135	$136	$234,849	$238,774	$1,701	$1,699
Due after one year through five years	314	315	886,016	934,018	7,416	8,715
Due after five years through 10 years	—	—	818,255	845,767	1,139	1,563
Due after 10 years	—	—	467,481	466,216	5,211	6,328
Asset-backed securities	—	—	3,023	3,319	—	—
Mortgage-backed securities	181	189	19,654	20,188	—	—
Collateralized mortgage obligations	—	—	320,180	315,736	—	—
	$630	$640	$2,749,458	$2,824,018	$15,467	$18,305
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized investment gains
Fixed maturities:
Available-for-sale	$705	$1,185	1,352	1,905
Trading securities
Change in fair value	648	(130)	948	430
Sales	285	298	520	298
Equity securities:
Available-for-sale	901	3,232	1,736	3,748
Trading securities
Change in fair value	169	(132)	346	(19)
Sales	—	38	—	38
Other long-term investments	—	(340)	—	(340)
Total net realized investment gains	$2,708	$4,151	$4,902	$6,060
The proceeds and gross realized gains on the sale of available-for-sale securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$10	$3,161	$10	$5,971
Gross realized gains	—	96	—	238
Gross realized losses	56	—	56	—
There were no sales of held-to-maturity securities during the three- and six-month periods ended June 30, 2014 and 2013.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $21,511 and $12,427 at June 30, 2014 and December 31, 2013, respectively.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2014	2013
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$56,861	$(91,636)
Available-for-sale equity securities	9,148	19,467
Deferred policy acquisition costs	(17,921)	29,223
Income tax effect	(16,831)	15,023
Total change in net unrealized investment appreciation, net of tax	$31,257	$(27,923)
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2014, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at June 30, 2014. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at June 30, 2014. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2014 was $54. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

June 30, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$1,326	$4	6	$6,125	$59	$7,451	$63
U.S. government agency	11	28,268	188	46	131,825	6,398	160,093	6,586
States, municipalities and political subdivisions	22	23,311	108	101	90,012	2,575	113,323	2,683
Foreign bonds	1	3,285	1	—	—	—	3,285	1
Public utilities	2	252	3	10	19,883	152	20,135	155
Corporate bonds
Energy	—	—	—	5	10,266	373	10,266	373
Industrials	—	—	—	4	14,088	429	14,088	429
Consumer goods and services	2	4,274	28	8	15,497	185	19,771	213
Health care	2	7,214	9	3	7,194	139	14,408	148
Technology, media and telecommunications	2	4,591	25	7	27,169	760	31,760	785
Financial services	2	2,264	8	2	6,137	60	8,401	68
Mortgage-backed securities	3	47	1	5	5,868	75	5,915	76
Collateralized mortgage obligations	21	43,158	489	72	144,536	7,514	187,694	8,003
Total Available-for-Sale Fixed Maturities	70	$117,990	$864	269	$478,600	$18,719	$596,590	$19,583
Equity securities:
Common stocks
Industrials	—	$—	$—	2	$73	$40	$73	$40
Consumer goods and services	1	15	2	—	—	—	15	2
Technology, media and telecommunications	—	—	—	6	229	61	229	61
Financial services	—	—	—	3	223	54	223	54
Nonredeemable preferred stocks	—	—	—	1	702	5	702	5
Total Available-for-Sale Equity Securities	1	$15	$2	12	$1,227	$160	$1,242	$162
Total Available-for-Sale Securities	71	$118,005	$866	281	$479,827	$18,879	$597,832	$19,745

December 31, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	10	$9,196	$140	—	$—	$—	$9,196	$140
U.S. government agency	101	256,203	18,019	2	4,356	644	260,559	18,663
States, municipalities and political subdivisions	136	97,950	7,423	29	29,670	3,282	127,620	10,705
Foreign bonds	10	20,832	397	—	—	—	20,832	397
Public utilities	31	61,582	1,776	—	—	—	61,582	1,776
Corporate bonds
Energy	9	23,735	1,008	—	—	—	23,735	1,008
Industrials	34	77,788	2,819	—	—	—	77,788	2,819
Consumer goods and services	31	58,833	1,276	6	3,218	145	62,051	1,421
Health care	10	25,888	942	2	4,427	258	30,315	1,200
Technology, media and telecommunications	18	58,105	2,147	2	7,468	1,174	65,573	3,321
Financial services	7	15,191	720	1	1,525	3	16,716	723
Mortgage-backed securities	16	4,476	177	6	3,113	114	7,589	291
Collateralized mortgage obligations	111	208,855	11,062	23	55,184	5,857	264,039	16,919
Total Available-for-Sale Fixed Maturities	524	$918,634	$47,906	71	$108,961	$11,477	$1,027,595	$59,383
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$281	$27	$281	$27
Industrials	1	1	1	2	81	31	82	32
Technology, media and telecommunications	—	—	—	6	206	83	206	83
Financial services	—	—	—	4	215	128	215	128
Nonredeemable preferred stocks	3	3,493	116	2	1,170	61	4,663	177
Total Available-for-Sale Equity Securities	4	$3,494	$117	17	$1,953	$330	$5,447	$447
Total Available-for-Sale Securities	528	$922,128	$48,023	88	$110,914	$11,807	$1,033,042	$59,830

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
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreements. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value, which is a Level 3 fair value measurement.
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
Our other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. The fair value of the partnerships is obtained from the fund managers, which is based on the fair value of the underlying investments held in the partnerships. In management's opinion, these values represent a reasonable estimate of fair value. We have not adjusted the net asset value provided by the fund managers.
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

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$640	$630	$669	$656
Available-for-sale securities	2,824,018	2,824,018	2,751,256	2,751,256
Trading securities	18,305	18,305	9,940	9,940
Equity securities:
Available-for-sale securities	239,244	239,244	229,368	229,368
Trading securities	3,206	3,206	2,487	2,487
Mortgage loans	4,724	4,313	4,724	4,423
Policy loans	6,200	6,200	6,261	6,261
Other long-term investments	48,707	48,707	44,946	44,946
Short-term investments	475	475	800	800
Cash and cash equivalents	90,276	90,276	92,193	92,193
Corporate-owned life insurance	578	578	—	—
Liabilities
Policy reserves
Annuity (accumulations) (1)	$949,519	$908,765	$941,636	$925,832
Annuity (benefit payments)	147,594	96,661	140,276	94,805
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2014 and December 31, 2013 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

June 30, 2014		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$30,703	$—	$30,703	$—
U.S. government agency	356,681	—	356,681	—
States, municipalities and political subdivisions	736,768	—	736,158	610
Foreign bonds	150,225	—	150,225	—
Public utilities	220,344	—	220,344	—
Corporate bonds
Energy	154,600	—	154,600	—
Industrials	223,801	—	223,801	—
Consumer goods and services	164,326	—	162,937	1,389
Health care	81,960	—	81,960	—
Technology, media and telecommunications	131,824	—	131,824	—
Financial services	233,543	—	222,005	11,538
Mortgage-backed securities	20,188	—	20,188	—
Collateralized mortgage obligations	315,736	—	315,736	—
Asset-backed securities	3,319	—	1,477	1,842
Total Available-for-Sale Fixed Maturities	$2,824,018	$—	$2,808,639	$15,379
Equity securities:
Common stocks
Public utilities	$18,666	$18,666	$—	$—
Energy	16,485	16,485	—	—
Industrials	46,624	46,619	5	—
Consumer goods and services	21,777	21,777	—	—
Health care	26,766	26,766	—	—
Technology, media and telecommunications	13,923	13,923	—	—
Financial services	89,884	85,945	67	3,872
Nonredeemable preferred stocks	5,119	553	4,566	—
Total Available-for-Sale Equity Securities	$239,244	$230,734	$4,638	$3,872
Total Available-for-Sale Securities	$3,063,262	$230,734	$2,813,277	$19,251
TRADING
Fixed maturities:
Bonds
Foreign bonds	$1,252	$—	$1,252	$—
Corporate bonds
Industrials	2,128	—	2,128	—
Consumer goods and services	1,099	—	1,099	—

Health care	2,517	—	2,517	—
Technology, media and telecommunications	3,004	—	3,004	—
Financial services	4,214	—	4,214	—
Redeemable preferred stocks	4,091	4,091	—	—
Equity securities:
Energy	659	659	—	—
Consumer goods and services	32	32	—	—
Health care	389	389	—	—
Technology, media and telecommunications	364	364	—	—
Nonredeemable preferred stocks	1,762	1,762	—	—
Total Trading Securities	$21,511	$7,297	$14,214	$—
Short-Term Investments	$475	$475	$—	$—
Money Market Accounts	$30,120	$30,120	$—	$—
Corporate-Owned Life Insurance	$578	$—	$578	$—
Total Assets Measured at Fair Value	$3,115,946	$268,626	$2,828,069	$19,251

December 31, 2013		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$33,895	$—	$33,895	$—
U.S. government agency	269,583	—	269,583	—
States, municipalities and political subdivisions	713,907	—	713,209	698
Foreign bonds	172,856	—	172,856	—
Public utilities	218,576	—	218,576	—
Corporate bonds
Energy	161,010	—	161,010	—
Industrials	237,028	—	237,028	—
Consumer goods and services	167,914	—	166,460	1,454
Health care	92,946	—	92,946	—
Technology, media and telecommunications	120,966	—	120,966	—
Financial services	241,751	—	229,725	12,026
Mortgage-backed securities	22,066	—	22,066	—
Collateralized mortgage obligations	294,763	—	294,763	—
Asset-backed securities	3,995	—	1,966	2,029
Total Available-for-Sale Fixed Maturities	$2,751,256	$—	$2,735,049	$16,207
Equity securities:
Common stocks
Public utilities	$16,272	$16,272	$—	$—
Energy	14,363	14,363	—	—
Industrials	46,099	46,083	16	—
Consumer goods and services	21,258	21,258	—	—
Health care	24,998	24,998	—	—
Technology, media and telecommunications	13,304	13,304	—	—
Financial services	88,262	84,419	62	3,781
Nonredeemable preferred stocks	4,812	1,714	3,098	—
Total Available-for-Sale Equity Securities	$229,368	$222,411	$3,176	$3,781
Total Available-for-Sale Securities	$2,980,624	$222,411	$2,738,225	$19,988
TRADING
Fixed maturities:
Bonds
Foreign bonds	$1,253	$—	$1,253	$—
Corporate bonds
Industrials	1,122	—	1,122	—
Consumer goods and services	106	—	106	—
Health care	1,154	—	1,154	—
Technology, media and telecommunications	2,054	—	2,054	—

Financial services	1,866	—	1,866	—
Redeemable preferred stocks	2,385	2,385	—	—
Equity securities:
Energy	563	563	—	—
Consumer goods and services	39	39	—	—
Health care	332	332	—	—
Nonredeemable preferred stocks	1,553	1,553	—	—
Total Trading Securities	$12,427	$4,872	$7,555	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$37,811	$37,811	$—	$—
Total Assets Measured at Fair Value	$3,031,662	$265,894	$2,745,780	$19,988
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
For the three- and six-month periods ended June 30, 2014, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and six-month periods ended June 30, 2014, there was one nonredeemable preferred stock security with a fair value of $1,228 transfered between Level 1 and Level 2 because the security was delisted and is no longer actively traded on a major exchange.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2014:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2014	$698	$13,122	$1,913	$3,891	$19,624
Realized losses (1)	—	—	—	(56)	(56)
Unrealized gains (losses)(1)	(18)	9	45	48	84
Disposals	(70)	(204)	(116)	(11)	(401)
Balance at June 30, 2014	$610	$12,927	$1,842	$3,872	$19,251
(1) Realized gains are recorded as a component of earnings, whereas unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2014:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2014	$698	$13,480	$2,029	$3,781	$19,988
Realized losses (1)	—	—	—	(56)	(56)
Unrealized gains (losses) (1)	(18)	(53)	40	48	17
Purchases	—	—	—	99	99
Disposals	(70)	(500)	(227)	—	(797)
Balance at June 30, 2014	$610	$12,927	$1,842	$3,872	$19,251
(1) Realized gains are recorded as a component of earnings, whereas unrealized gains are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan ("Plan"). Within the rabbi trust, corporate-owned life insurance (“COLI”) policies are utilized as an investment vehicle and source of funding for the Company's Plan. As of June 30, 2014, the cash surrender value of the COLI was $578, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policy, and included in other assets in the Consolidated Balance Sheets. The COLI policy invests in mutual funds, which are priced daily by independent sources.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$1,303	$1,868	$924	$752
Interest cost	1,468	1,326	586	423
Expected return on plan assets	(1,739)	(1,550)	—	—
Amortization of net loss	544	1,105	224	138
Net periodic benefit cost	$1,576	$2,749	$1,734	$1,313

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2014	2013	2014	2013

Net periodic benefit cost
Service cost	$2,606	$3,150	$1,848	$1,505
Interest cost	2,936	2,587	1,172	847
Expected return on plan assets	(3,478)	(2,886)	—	—
Amortization of net loss	1,088	2,211	448	274
Net periodic benefit cost	$3,152	$5,062	$3,468	$2,626

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we expected to contribute $6,260 to the pension plan in 2014. For the six-month period ended June 30, 2014, we contributed $3,315 to the pension plan. We anticipate that the total contribution in 2014 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. Stock Plan (the "Stock Plan") authorized the issuance of restricted and unrestricted stock or stock unit awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to our employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the Stock Plan, as amended. At June 30, 2014, there are 1,544,701 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. Unless the Board of Directors authorizes the acceleration of vesting, all outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock or stock unit awards fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2014	From Inception to June 30, 2014
Beginning balance	353,649	1,900,000
Additional shares authorized	1,500,000	1,500,000
Number of awards granted	(313,948)	(1,996,444)
Number of awards forfeited or expired	5,000	141,145
Ending balance	1,544,701	1,544,701
Number of option awards exercised	46,231	427,999
Number of unrestricted stock awards granted	660	5,215
Number of restricted stock awards vested	—	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire and Casualty Company 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At June 30, 2014, we had 87,194 authorized shares available for future issuance under the Director Plan.
The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement (subject to limits set forth in the plan). The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Plan.

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2014	From Inception to June 30, 2014
Beginning balance	103,912	300,000
Number of awards granted	(16,718)	(218,809)
Number of awards forfeited or expired	—	6,003
Ending balance	87,194	87,194
Number of option awards exercised	1,519	4,675
Number of restricted stock awards vested	5,040	11,442

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2014 and 2013, we recognized stock-based compensation expense of $507 and $407, respectively. For the six-month periods ended June 30, 2014 and 2013, we recognized stock-based compensation expense of $944 and $818, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2014, we had $6,372 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2014 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2014	$1,000
2015	1,864
2016	1,439
2017	1,200
2018	779
2019	90
Total	$6,372

NOTE 6. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has seven domestic locations from which it conducts its business. The life insurance segment operates from our home office. Because all of our insurance is sold domestically, we have no revenues from foreign operations.

We evaluate the two segments on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have reconciled the following table for the three-month periods ended June 30, 2014 and 2013 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended June 30, 2014
Net premiums earned	$187,832	$14,127	$201,959
Investment income, net of investment expenses	11,831	15,765	27,596
Net realized investment gains	2,337	371	2,708
Other income	314	221	535
Total reportable segment	$202,314	$30,484	$232,798
Intersegment eliminations	7	(132)	(125)
Total revenues	$202,321	$30,352	$232,673
Net income	$9,540	$1,145	$10,685
Assets	$2,100,863	$1,751,047	$3,851,910
Invested assets	$1,519,110	$1,625,988	$3,145,098

Three Months Ended June 30, 2013
Net premiums earned	$170,527	$15,963	$186,490
Investment income, net of investment expenses	12,279	16,731	29,010
Net realized investment gains	3,560	591	4,151
Other income	72	110	182
Total reportable segment	$186,438	$33,395	$219,833
Intersegment eliminations	9	(123)	(114)
Total revenues	$186,447	$33,272	$219,719
Net income	$13,195	$2,301	$15,496
Assets	$1,951,033	$1,749,716	$3,700,749
Invested assets	$1,379,947	$1,643,356	$3,023,303

We have reconciled the following table for the six-month periods ended June 30, 2014 and 2013 to the amounts reported in our unaudited Consolidated Financial Statements to adjust for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2014
Net premiums earned	$367,326	$28,107	$395,433
Investment income, net of investment expenses	22,944	31,364	54,308
Net realized investment gains	3,704	1,198	4,902
Other income	794	348	1,142
Total reportable segment	$394,768	$61,017	$455,785
Intersegment eliminations	57	(265)	(208)
Total revenues	$394,825	$60,752	$455,577
Net income	$21,351	$2,665	$24,016
Assets	$2,100,863	$1,751,047	$3,851,910
Invested assets	$1,519,110	$1,625,988	$3,145,098

Six Months Ended June 30, 2013
Net premiums earned	$333,228	$30,202	$363,430
Investment income, net of investment expenses	22,700	32,710	55,410
Net realized investment gains	4,589	1,471	6,060
Other income	84	213	297
Total reportable segment	$360,601	$64,596	$425,197
Intersegment eliminations	73	(246)	(173)
Total revenues	$360,674	$64,350	$425,024
Net income	$33,924	$3,965	$37,889
Assets	$1,951,033	$1,749,716	$3,700,749
Invested assets	$1,379,947	$1,643,356	$3,023,303

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(In Thousands Except Share Data)	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$10,685	$10,685	$15,496	$15,496
Weighted-average common shares outstanding	25,330,066	25,330,066	25,297,718	25,297,718
Add dilutive effect of restricted stock awards	—	114,313	—	59,849
Add dilutive effect of stock options	—	112,248	—	114,735
Weighted-average common shares	25,330,066	25,556,627	25,297,718	25,472,302
Earnings per common share	$0.42	$0.42	$0.61	$0.61
Awards excluded from diluted earnings per share calculation(1)	—	904,580	—	647,726

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(In Thousands Except Share Data)	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$24,016	$24,016	$37,889	$37,889
Weighted-average common shares outstanding	25,351,056	25,351,056	25,271,752	25,271,752
Add dilutive effect of restricted stock awards	—	114,313	—	59,849
Add dilutive effect of stock options	—	125,889	—	82,791
Weighted-average common shares	25,351,056	25,591,258	25,271,752	25,414,392
Earnings per common share	$0.95	$0.94	$1.50	$1.49
Awards excluded from diluted earnings per share calculation(1)	—	904,580	—	663,326

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. CREDIT FACILITY
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
There was no outstanding balance on the credit facility at June 30, 2014 and 2013. For the six-month periods ended June 30, 2014 and 2013, we did not incur any interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at June 30, 2014.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2014:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of March 31, 2014	$131,282	$(28,952)	$102,330
Change in accumulated other comprehensive income before reclassifications	17,620	—	17,620
Reclassification adjustments from accumulated other comprehensive income	(1,044)	499	(545)
Balance as of June 30, 2014	$147,858	$(28,453)	$119,405

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2014:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2014	$116,601	$(29,451)	$87,150
Change in accumulated other comprehensive income before reclassifications	33,264	—	33,264
Reclassification adjustments from accumulated other comprehensive income	(2,007)	998	(1,009)
Balance as of June 30, 2014	$147,858	$(28,453)	$119,405

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, the consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2014. These financial statements are the responsibility of the Company's management.

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
August 5, 2014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes in our critical accounting policies from December 31, 2013.

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

For the six-month period ended June 30, 2014, property and casualty insurance business accounted for approximately 93.0 percent of our net premiums earned, of which 90.7 percent was generated from commercial lines. Life insurance business accounted for approximately 7.0 percent of our net premiums earned, of which 65.3 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries, with the exception of Texas General Indemnity Company, which is in runoff, are members of an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2014, approximately 48.4 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 66.0 percent of our life insurance premiums were written in Iowa, Wisconsin, Illinois, Nebraska, and Minnesota.

Segment Revenue and Expense

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 6 "Segment Information" to the unaudited Consolidated Financial Statements.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders' accounts.
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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2014	2013	%	2014	2013	%
Revenues
Net premiums earned	$201,827	$186,367	8.3%	$395,168	$363,184	8.8%
Investment income, net of investment expenses	27,603	29,019	(4.9)	54,365	55,483	(2.0)
Net realized investment gains	2,708	4,151	(34.8)	4,902	6,060	(19.1)
Other income	535	182	194.0	1,142	297	284.5
Total revenues	$232,673	$219,719	5.9%	$455,577	$425,024	7.2%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$142,716	$120,435	18.5%	$267,953	$217,905	23.0%
Increase in liability for future policy benefits	8,077	9,869	(18.2)	15,898	18,105	(12.2)
Amortization of deferred policy acquisition costs	40,196	36,708	9.5	79,730	74,789	6.6
Other underwriting expenses	20,776	23,308	(10.9)	47,204	45,656	3.4
Interest on policyholders' accounts	7,852	9,081	(13.5)	15,839	18,401	(13.9)
Total benefits, losses and expenses	$219,617	$199,401	10.1%	$426,624	$374,856	13.8%

Income before income taxes	$13,056	$20,318	(35.7)%	$28,953	$50,168	(42.3)%
Federal income tax expense	2,371	4,822	(50.8)	4,937	12,279	(59.8)%
Net income	$10,685	$15,496	(31.0)%	$24,016	$37,889	(36.6)%
NM=Not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2014:

Consolidated Results of Operations

For the three-month period ended June 30, 2014, net income was $10.7 million compared to $15.5 million for the same period of 2013, driven primarily by an increase in losses and loss settlement expenses, which was partially offset by growth in property and casualty premium revenue. Consolidated net premiums earned increased to $201.8 million compared to $186.4 million for the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lessor extent, new business writings.

Losses and loss settlement expenses increased by $22.3 million during the three-month period ended June 30, 2014 compared to the same period of 2013. The increase is primarily attributable to an increase in catastrophe loss experience from convective spring storms in regions of the U.S. where we conduct much of our business and a decrease in favorable reserve development. Pre-tax catastrophe losses totaled $20.6 million compared to $14.2 million in the same period of 2013.

For the six-month period ended June 30, 2014, net income was $24.0 million compared to $37.9 million for the same period of 2013, driven primarily by an increase in losses and loss settlement expenses, which was partially offset by growth in property and casualty premium revenue. Consolidated net premiums earned increased to $395.2 million compared to $363.2 million for the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lessor extent, new business writings.

Losses and loss settlement expenses increased by $50.0 million during the six-month period ended June 30, 2014 compared to the same period of 2013. The increase is primarily attributable to an increase in catastrophe loss experience from convective spring storms in regions of the U.S. where we conduct much of our business, losses from a single large claim (a large explosion in a suburban townhome community), an increase in our annual aggregate reinsurance deductible, a decrease in favorable reserve development and an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter of 2014. Pre-tax catastrophe losses totaled $23.9 million compared to $18.7 million in the same period of 2013.

Consolidated Financial Condition

At June 30, 2014, the book value per share of our common stock was $32.74. We repurchased 201,516 shares of our common stock at a total cost of $5.6 million and an average share price of $27.63 in the six-month period ended June 30, 2014. Under our share repurchase program, which is scheduled to expire on August 31, 2014, we are authorized to repurchase an additional 868,601 shares of our common stock.

Net unrealized investment gains totaled $147.9 million as of June 30, 2014, an increase of $31.3 million, net of tax, or 26.8 percent, since December 31, 2013. The increase in net unrealized investment gains resulted from an increase in the fair value of the fixed maturity investment portfolio due to lower interest rates and also, to a lesser extent, an increase in the fair value of our equity investment portfolio.

Our stockholders' equity increased to $826.3 million at June 30, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $24.0 million and an increase in net unrealized investment gains of $31.3 million, net of tax, partially offset by shareholder dividends of $9.6 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands Except Ratios)	2014	2013	2014	2013
Net premiums written	$222,061	$198,363	$421,390	$375,482
Net premiums earned	$187,832	$170,527	$367,326	$333,228
Losses and loss settlement expenses	(135,493)	(115,528)	(254,149)	(207,621)
Amortization of deferred policy acquisition costs	(38,502)	(34,993)	(76,378)	(71,349)
Other underwriting expenses	(17,104)	(19,220)	(39,364)	(37,635)
Underwriting gain (loss)	$(3,267)	$786	$(2,565)	$16,623

Investment income, net of investment expenses	11,838	12,288	23,001	22,773
Net realized investment gains	2,337	3,560	3,704	4,589
Other income	315	72	795	84
Income before income taxes	$11,223	$16,706	$24,935	$44,069

GAAP Ratios:
Net loss ratio (without catastrophes)	61.1%	59.4%	62.7%	56.7%
Catastrophes - effect on net loss ratio	11.0	8.3	6.5	5.6
Net loss ratio (1)	72.1%	67.7%	69.2%	62.3%
Expense ratio (2)	29.6	31.8	31.5	32.7
Combined ratio (3)	101.7%	99.5%	100.7%	95.0%
(1) The GAAP net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our unaudited Consolidated Financial Statements.
(2) The GAAP expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(3) The GAAP combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the GAAP net loss ratio and the GAAP underwriting expense ratio.

For the three- and six-month periods ended June 30, 2014, our property and casualty segment reported income before taxes of $11.2 million and $24.9 million, respectively, or a decrease of $5.5 million and $19.1 million, respectively, compared to the same periods of 2013. The decrease in the three- and six-month periods ended June 30, 2014 is primarily due to an increase in losses and loss settlement expenses partially offset by an increase in net premiums earned.

Net premiums earned increased 10.1 percent to $187.8 million in the three-month period ended June 30, 2014, compared to $170.5 million in the same period of 2013. In the six-month period ended June 30, 2014, net premiums earned also increased 10.2 percent to $367.3 million as compared to $333.2 million in the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lessor extent, new business writings.

The GAAP combined ratio increased 2.2 percentage points to 101.7 percent for the three-month period ended June 30, 2014, compared to 99.5 percent for the same period of 2013. For the six-month period ended June 30, 2014, the GAAP combined ratio was 100.7 percent, compared to 95.0 percent for the same period of 2013. The increase in the GAAP combined ratio in the three- and six-month periods ended June 30, 2014, as compared to the same periods of 2013, is primarily attributable to an increase in catastrophe loss experience from convective spring storms in regions of the U.S. where we conduct much of our business and a decrease in favorable reserve development.

The net loss ratio, a component of the combined ratio, increased by 4.4 percentage points to 72.1 percentage points in the three-month period ended June 30, 2014, as compared to the same period of 2013. The increase is primarily attributable to convective spring storms in regions of the U.S. where we conduct much of our business and a decrease in favorable reserve development.

For the six-month period ended June 30, 2014, the net loss ratio increased by 6.9 percentage points to 69.2 percentage points as compared to the same period of 2013. The increase is primarily attributable to an increase in catastrophe loss experience from convective spring storms in regions of the U.S. where we conduct much of our business, losses from a single large claim (a large explosion in a suburban townhome community), an increase in our annual aggregate reinsurance deductible, a decrease in favorable reserve development and an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter of 2014. Pre-tax catastrophe losses totaled $20.6 million and $23.9 million for the three- and six-month periods ended June 30, 2014, respectively, as compared to $14.2 million and $18.7 million, respectively, in the same periods of 2013.

The expense ratio, a component of the combined ratio, of 29.6 percentage points for the quarter ended June 30, 2014 improved by 2.2 percentage points as compared with the same period of 2013. Second quarter underwriting expenses benefited from additional acquisition expenses being deferred due to improved loss experience and continued premium growth.

For the six-month period ended June 30, 2014, the expense ratio of 31.5 percentage points for the quarter ended June 30, 2014 improved by 1.2 percentage point as compared with the same period of 2013. In 2014, the expense ratio will be impacted by a dual rent obligation associated with the relocation of our Galveston, Texas branch facility and an increase in premium taxes and assessments due to premium growth in specific lines of business. Our expectation is a gradual return to a more favorable expense ratio consistent with our history as we continue to reap the benefit of economies of scale and the ultimate completion of the Mercer Insurance integration.

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

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long-tail lines these factors can change over the course of the settlement of the claim. However there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. Historically, this approach has tended to produce, on average, some level of favorable development over the course of settlement.

2014 Development

The property and casualty insurance segment experienced $11.3 million and $25.8 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2014, respectively. The significant driver of the favorable reserve development in 2014 was our long-tail liability of commercial business including other liability, workers' compensation and auto liability, which have contributed $9.6 million and$12.7 million, respectively, of the three- and six-month reserve development totals. Commercial auto liability, with $7.6 million of favorable year-to-date reserve development, continues to benefit from loss control and re-underwriting initiatives over the past several years. Also contributing to the favorable development during the six-month period ended June 30, 2014, only to a lesser extent than the long-tail liability lines and commercial auto liability, were workers' compensation and auto physical damage lines which combined for $8.1 million of favorable year-to-date development. Development from all other lines combined provided a partial offset to the favorable development noted above, though no single line of business contributed a significant portion of the total additional development.

2013 Development

The property and casualty insurance segment experienced $16.4 million and $40.5 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2013, respectively. The favorable development in 2013 was primarily related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability. The favorable development is generally caused by changes in loss development patterns due to many factors discussed previously. Specifically, we observed a continuation of a trend, started in 2011, reducing the overall number of reported new construction defect claims and lower than expected emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable development trends.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. During second quarter, the decrease in favorable reserve development is attributable to the timing of paid claims; however, year-to-date the decline in favorable reserve development also reflects adverse development of large claims from prior accident years, primarily relevant to fourth quarter 2013 large losses that further developed in first quarter 2014. At June 30, 2014, our total reserves remained relatively flat compared to December 31, 2013 and within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2014			2013
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$55,891	$24,192	43.3%	$49,175	$28,618	58.2%
Fire and allied lines	44,467	42,840	96.3	39,416	26,093	66.2
Automobile	40,391	29,353	72.7	36,025	28,777	79.9
Workers' compensation	20,996	16,129	76.8	20,159	14,477	71.8
Fidelity and surety	4,099	1,308	31.9	4,048	(974)	(24.1)
Miscellaneous	683	(1)	(0.1)	517	45	8.7
Total commercial lines	$166,527	$113,821	68.3%	$149,340	$97,036	65.0%

Personal lines
Fire and allied lines	$11,070	$13,530	122.2%	$10,689	$10,765	100.7%
Automobile	5,791	6,672	115.2	5,515	4,367	79.2
Miscellaneous	247	(17)	(6.9)	235	667	NM
Total personal lines	$17,108	$20,185	118.0%	$16,439	$15,799	96.1%
Reinsurance assumed	$4,197	$1,487	35.4%	$4,748	$2,693	56.7%
Total	$187,832	$135,493	72.1%	$170,527	$115,528	67.7%

NM=Not meaningful

Six Months Ended June 30,	2014			2013
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$109,044	$54,862	50.3%	$94,504	$49,315	52.2%
Fire and allied lines	87,354	77,498	88.7	80,390	44,694	55.6
Automobile	78,841	51,601	65.4	70,983	54,950	77.4
Workers' compensation	42,026	34,338	81.7	39,267	30,840	78.5
Fidelity and surety	8,559	995	11.6	8,807	(680)	(7.7)
Miscellaneous	1,347	10	0.7	562	659	117.3
Total commercial lines	$327,171	$219,304	67.0%	$294,513	$179,778	61.0%

Personal lines
Fire and allied lines	$22,102	$20,385	92.2%	$21,125	$16,966	80.3%
Automobile	11,472	10,966	95.6	10,861	7,562	69.6
Miscellaneous	491	88	17.9	288	901	NM
Total personal lines	$34,065	$31,439	92.3%	$32,274	$25,429	78.8%
Reinsurance assumed	$6,090	$3,406	55.9%	$6,441	$2,414	37.5%
Total	$367,326	$254,149	69.2%	$333,228	$207,621	62.3%

NM=Not meaningful

•
Commercial other liability - The net loss ratio improved 14.9 percentage points and 1.9 percentage points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods of 2013. In the second quarter of 2013, there was an increase in large claims, which increased overall average claim severity in the prior year.

•
Commercial fire and allied lines - The net loss ratio deteriorated 30.1 percentage points and 33.1 percentage points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods of 2013. The change is primarily attributable to losses from a single large claim (a large explosion in a suburban townhome community), an increase in our annual aggregate reinsurance deductible, an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter of 2014, an increase in catastrophes from spring storms experienced in regions of the U.S. in the second quarter of 2014 where we conduct much of our business and an increase in severity in commercial fire losses.

•
Commercial automobile - The net loss ratio improved 7.2 percentage points and 12.0 percentage points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods of 2013. The change was primarily due to favorable results from loss control and re-underwriting initiatives over the past several months that focused on under-performing accounts and agents.

•
Personal fire and allied lines- The net loss ratio deteriorated 21.5 percentage points and 11.9 percentage points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods of 2013. The change was primarily due to an increase in catastrophe loss experience from spring storms in the U.S. in the second quarter of 2014.

•
Personal automobile - The net loss ratio deteriorated 36.0 percentage points and 26.0 percentage points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods of 2013. The change was primarily due to increased claim frequency and severity due to the harsh winter weather experienced in the U.S. in the first quarter of 2014 and due to an increase in catastrophe loss experience from spring storms in regions of the U.S. in the second quarter of 2014 where we conduct much of our business.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Revenues
Net premiums earned	$13,995	$15,840	$27,842	$29,956
Investment income, net of investment expenses	15,765	16,731	31,364	32,710
Net realized investment gains	371	591	1,198	1,471
Other income	220	110	347	213
Total revenues	$30,351	$33,272	$60,751	$64,350

Benefits, Losses and Expenses
Losses and loss settlement expenses	$7,223	$4,907	$13,804	$10,284
Increase in liability for future policy benefits	8,077	9,869	15,898	18,105
Amortization of deferred policy acquisition costs	1,694	1,715	3,352	3,440
Other underwriting expenses	3,672	4,088	7,840	8,021
Interest on policyholders' accounts	7,852	9,081	15,839	18,401
Total benefits, losses and expenses	$28,518	$29,660	$56,733	$58,251

Income before income taxes	$1,833	$3,612	$4,018	$6,099

Income before income taxes decreased $1.8 million and $2.1 million in the three- and six-month periods ended June 30, 2014, respectively, as compared to the same periods of 2013. The decline in net income is due to a decrease in net investment income and net premiums earned and an increase in losses and loss settlement expenses. The segment also experienced a decrease in interest on policyholders' accounts, which is due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts, and to a lesser extent universal life policies.

Net premiums earned decreased 11.6 percent to $14.0 million for the three-month period ended June 30, 2014, compared to $15.8 million in the same period of 2013. In the six-month period ended June 30, 2014, net premiums earned decreased 7.1 percent to $27.8 million, compared to $30.0 million in the same period of 2013. The decrease in net premiums earned was primarily due to a decrease in sales of single premium whole life policies, as we have chosen to maintain price diligence to achieve adequate rate spreads.

Net investment income decreased 5.8 percent to $15.8 million for the three-month period ended June 30, 2014, compared to $16.7 million for the same period of 2013. In the six-month period ended June 30, 2014, investment income decreased 4.1 percent to $31.4 million compared to $32.7 million in the same period of 2013. The decrease is primarily due to the decrease in the reinvestment interest rates from the continued low interest rate environment.

Losses and loss settlement expenses increased $2.3 million for the three-month period ended June 30, 2014 compared to the same period of 2013 due to an increase in benefits paid. Fluctuation in timing of death benefits occur from quarter to quarter and year to year.

The increase in the liability for future policy benefits improved in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013, due to net withdrawals of annuity products and the decline in sales of our single premium whole life product.

Deferred annuity deposits increased 154.8 percent and 178.8 percent for the three- and six-month periods ended June 30, 2014, compared with the same periods of 2013. Guaranteed interest rates have periodically increased over the course of the last year resulting in more favorable retention of maturing deferred annuity deposits as opposed to lapse of policies due to maturity, as well as increased deposits due to additional annuity sales.
Net cash outflow related to our annuity business was $15.7 million and $26.8 million in the three- and six-month periods ended June 30, 2014, respectively, compared to a net cash outflow of $20.2 million and $46.1 million in the same periods of 2013. We attribute this to the activity described above.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3,145.1 million at June 30, 2014, compared to $3,050.1 million at December 31, 2013, an increase of $95.0 million. At June 30, 2014, fixed maturity securities and equity securities made up 90.4 percent and 7.7 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2014 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$315	—%	$315	—%	$630	—%
Available-for-sale	1,250,310	82.4	1,573,708	96.8	2,824,018	89.8
Trading securities	18,305	1.2	—	—	18,305	0.6
Equity securities
Available-for-sale	210,970	13.9	28,274	1.7	239,244	7.6
Trading securities	3,206	0.2	—	—	3,206	0.1
Mortgage loans	—	—	4,313	0.3	4,313	0.1
Policy loans	—	—	6,200	0.4	6,200	0.2
Other long-term investments	35,529	2.3	13,178	0.8	48,707	1.6
Short-term investments	475	—	—	—	475	—
Total	$1,519,110	100.0%	$1,625,988	100.0%	$3,145,098	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2014, we classified $2,824.0 million, or 99.3 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,751.3 million, or 99.6 percent, at December 31, 2013. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2014 and December 31, 2013, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2014 and December 31, 2013. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	June 30, 2014		December 31, 2013
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$882,755	31.1%	$761,017	27.6%
AA	588,848	20.7	537,527	19.5
A	575,681	20.2	564,396	20.4
Baa/BBB	729,768	25.7	830,735	30.1
Other/Not Rated	65,901	2.3	68,177	2.5
	$2,842,953	100.0%	$2,761,852	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities at June 30, 2014 is 4.7 years compared to 5.0 years at December 31, 2013.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at June 30, 2014 is 4.6 years compared to 4.9 years at December 31, 2013.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at June 30, 2014 is 4.8 years compared to 5.0 years at December 31, 2013.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 4.9 percent and 2.0 percent in the three- and six-month periods ended June 30, 2014, respectively, compared with the same periods of 2013. The decrease in net investment income is primarily due to the impact of continuing declining investment yields on our fixed securities portfolio. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
Our net realized investment gains were $2.7 million and $4.9 million, respectively, during the three- and six-month periods ended June 30, 2014, as compared with $4.2 million and $6.1 million, respectively, in the same periods of 2013.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2014, the increase in value of investments in limited liability partnerships contributed $1.9 million and $3.0 million, respectively, to investment income as compared to $2.5 million and $2.5 million in the same periods of 2013.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2014 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2014 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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
We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by various rating agencies, at a level considered necessary by management to enable our insurance company subsidiaries to compete and (2) sufficient capital to enable our insurance company subsidiaries to meet the capital adequacy tests performed by regulatory agencies in the U.S.
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
The following table displays a summary of cash sources and uses in 2014 and 2013.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2014	2013
Cash provided by (used in)
Operating activities	$55,193	$70,405
Investing activities	(25,351)	(54,148)
Financing activities	(31,759)	(42,934)
Net decrease in cash and cash equivalents	$(1,917)	$(26,677)
Operating Activities
Net cash flows provided by operating activities totaled $55.2 million and $70.4 million for the six-month periods ended June 30, 2014 and 2013, respectively. Operating cash flows in the six-month period ended June 30, 2014 reflect a higher level of property and casualty loss payments, slightly offset by a lower level of net withdrawals of annuity products. Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2014 and 2013.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and our strategy for our portfolio, see the "Investment Portfolio" section of this item.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.1 billion, or 37.6 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2014, our cash and cash equivalents included $30.1 million related to these money market accounts, compared to $37.8 million at December 31, 2013.
Net cash flows used in investing activities totaled $25.4 million and $54.1 million for the six-month periods ended June 30, 2014 and 2013, respectively. For the six-month period ended June 30, 2014, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $250.9 million, compared to $246.7 million for the same period of 2013.
Our cash outflows for investment purchases were $272.1 million for the six-month period ended June 30, 2014, compared to $298.2 million for the same period of 2013. In 2014, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities were $31.8 million for the six-month period ended June 30, 2014 compared to net cash flows used in financing activities of $42.9 million for the six-month period ended June 30, 2013. The decrease reflects a lower level of net annuity withdrawals in the six-month period ended June 30, 2014, compared to the same period of 2013.

Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of June 30, 2014, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $9.6 million and $8.3 million in the six-month periods ended June 30, 2014 and 2013, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2014, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $41.2 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 5.5 percent to $826.3 million at June 30, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $24.0 million and an increase in net unrealized investment gains of $31.3 million, net of tax, during the first half of 2014, partially offset by shareholder dividends of $9.6 million. At June 30, 2014, the book value per share of our common stock was $32.74 compared to $30.87 at December 31, 2013.

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

Catastrophe losses is a commonly used non-GAAP financial measure that uses the designations of the Insurance Services Office (ISO) and are reported with loss and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
ISO catastrophes	$20,603	$13,982	$23,878	$18,493
Non-ISO catastrophes (1)	—	239	—	239
Total catastrophes	$20,603	$14,221	$23,878	$18,732
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2014, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all of our litigation pending as of June 30, 2014 to be ordinary, routine, and incidental to our business.
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

We are authorized to purchase 868,601 shares of common stock at June 30, 2014. Unless extended by our Board of Directors, our share repurchase program is scheduled to end in August 2014.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2014.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
4/1/2014 - 4/30/2014	—	$—	—	1,070,117
5/1/2014 - 5/31/2014	137,405	27.61	137,405	932,712
6/1/2014 - 6/30/2014	64,111	27.65	64,111	868,601
Total	201,516	$27.63	201,516

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Filed herewith
10.1
United Fire Group, Inc. Executive Nonqualified Excess Plan, dated as of May 21, 2014, previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 22, 2014, and incorporated herein by reference

10.2
United Fire & Casualty Company Executive Nonqualified Excess Plan Adoption Agreement, effective as of May 22, 2014, previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 22, 2014, and incorporated herein by reference

10.3
United Fire & Casualty Company Rabbi Directed Trust Agreement, effective as of May 22, 2014, previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 22, 2014, and incorporated herein by reference

10.4
United Fire Group, Inc. Template Change in Control Severance Agreement, dated as of May 21, 2014, previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on May 22, 2014, and incorporated herein by reference

10.5
Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan, dated as of May 22, 2014, previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on May 22, 2014, and incorporated herein by reference

10.6
United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan), previously filed as Appendix A to Registrant's Form DEF 14A filed with the Commission on April 8, 2014, and incorporated herein by reference

10.7	Form of Non-Qualified Employee Stock Option Agreement under the United Fire Group, Inc. Stock Plan	X
10.8	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan.	X
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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 5, 2014	August 5, 2014
(Date)	(Date)