Form 10-Q
period 2014-09-30
UNITED FIRE GROUP INC
filed 2014-11-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2014, 25,047,085 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2014

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("United Fire", the "Registrant", the "Company", "we", "us", or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2013 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include but are not limited to the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserve for future policy benefits;

•	Geographic concentration risk in both property and casualty insurance and life insurance segments;

•	The potential disruption of our operations due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;

•	Occurrence of catastrophic events, occurrence of significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	Developments in the domestic and global financial markets and other-than-temporary impairment losses that could affect our investment portfolio;

•	Our ability to effectively underwrite and adequately price insured risks;

•	The calculation and recovery of deferred policy acquisition costs ("DAC");

•	The valuation of pension and other postretirement benefit obligations;

•	Our relationship with our agencies and agents;

•	Our relationship with and financial strength of our reinsurers;

•	Our exposure to international catastrophes through our assumed reinsurance program;

•
Lowering of one or more of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;

•	Changes in general economic conditions, interest rates, industry trends, increase in competition and significant industry developments;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products;

•	Litigation or regulatory actions that could require us to pay significant damages, fines or penalties or change the way we do business;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $421 in 2014 and $669 in 2013)	$413	$656
Available-for-sale, at fair value (amortized cost $2,764,358 in 2014 and $2,733,557 in 2013)	2,826,643	2,751,256
Trading securities, at fair value (amortized cost $14,856 in 2014 and $8,049 in 2013)	17,441	9,940
Equity securities
Available-for-sale, at fair value (cost $71,685 in 2014 and $70,957 in 2013)	233,968	229,368
Trading securities, at fair value (cost $2,803 in 2014 and $2,367 in 2013)	3,252	2,487
Mortgage loans	4,257	4,423
Policy loans	6,046	6,261
Other long-term investments	46,428	44,946
Short-term investments	500	800
	3,138,948	3,050,137
Cash and cash equivalents	71,932	92,193
Accrued investment income	27,525	27,923
Premiums receivable (net of allowance for doubtful accounts of $773 in 2014 and $896 in 2013)	258,580	218,635
Deferred policy acquisition costs	146,547	150,092
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $40,286 in 2014 and $36,972 in 2013)	48,040	47,218
Reinsurance receivables and recoverables	84,067	87,451
Prepaid reinsurance premiums	3,712	3,160
Income taxes receivable	4,959	1,786
Goodwill and intangible assets	26,470	27,047
Other assets	14,548	15,030
TOTAL ASSETS	$3,825,328	$3,720,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,004,593	$960,651
Life insurance	1,459,748	1,472,132
Unearned premiums	390,438	340,464
Accrued expenses and other liabilities	131,220	142,677
Deferred income taxes	30,895	21,915
TOTAL LIABILITIES	$3,016,894	$2,937,839
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,056,402 and 25,360,893 shares issued and outstanding in 2014 and 2013, respectively	$25	$25
Additional paid-in capital	203,458	211,574
Retained earnings	493,753	484,084
Accumulated other comprehensive income, net of tax	111,198	87,150
TOTAL STOCKHOLDERS’ EQUITY	$808,434	$782,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,825,328	$3,720,672
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Revenues
Net premiums earned	$212,021	$194,219	$607,189	$557,403
Investment income, net of investment expenses	22,837	27,278	77,202	82,761
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(139)	—	(139)
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $985 and $4,073 in 2014; and $617 and $6,270 in 2013; previously included in accumulated other comprehensive income (loss))	894	1,329	5,796	7,389
Total net realized investment gains	894	1,190	5,796	7,250
Other income	113	337	1,255	634
Total revenues	$235,865	$223,024	$691,442	$648,048
Benefits, Losses and Expenses
Losses and loss settlement expenses	$154,346	$131,168	$422,299	$349,073
Increase in liability for future policy benefits	10,552	8,415	26,450	26,520
Amortization of deferred policy acquisition costs	44,644	38,767	124,374	113,556
Other underwriting expenses (includes reclassifications for employee benefit costs of $768 and $2,304 in 2014; and $1,915 and $4,400 in 2013; previously included in accumulated other comprehensive income (loss))	21,665	21,654	68,869	67,310
Interest on policyholders’ accounts	7,503	8,625	23,342	27,026
Total benefits, losses and expenses	$238,710	$208,629	$665,334	$583,485
Income (loss) before income taxes	$(2,845)	$14,395	$26,108	$64,563
Federal income tax expense (benefit) (includes reclassifications of ($76) and ($619) in 2014; and $455 and ($654) in 2013; previously included in accumulated other comprehensive income (loss))	(3,170)	2,670	1,767	14,949
Net income	$325	$11,725	$24,341	$49,614
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(12,410)	$(282)	$38,767	$(37,576)
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(12,410)	$(282)	$38,767	$(37,576)
Income tax effect	4,344	107	(13,569)	13,152
Other comprehensive income (loss), after tax, before reclassification adjustments	$(8,066)	$(175)	$25,198	$(24,424)
Reclassification adjustment for net realized investment gains included in income	$(985)	$(617)	$(4,073)	$(6,270)
Reclassification adjustment for employee benefit costs included in expense	768	1,915	2,304	4,400
Total reclassification adjustments, before tax	$(217)	$1,298	$(1,769)	$(1,870)
Income tax effect	76	(455)	$619	$654
Total reclassification adjustments, after tax	$(141)	$843	$(1,150)	$(1,216)
Comprehensive income (loss)	$(7,882)	$12,393	$48,389	$23,974

Weighted average common shares outstanding	25,188,381	25,359,196	25,295,842	25,301,432
Basic earnings per common share	$0.01	$0.46	$0.96	$1.96
Diluted earnings per common share	0.01	0.45	0.95	1.94
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Nine Months Ended September 30, 2014

Common stock
Balance, beginning of year	$25
Shares repurchased (401,519 shares)	—
Shares issued for stock-based awards (85,350 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$211,574
Compensation expense and related tax benefit for stock-based award grants	1,351
Shares repurchased	(11,249)
Shares issued for stock-based awards	1,782
Balance, end of period	$203,458

Retained earnings
Balance, beginning of year	$484,084
Net income	24,341
Dividends on common stock ($0.58 per share)	(14,672)
Balance, end of period	$493,753

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$87,150
Change in net unrealized investment appreciation(1)	22,551
Change in liability for underfunded employee benefit plans(2)	1,497
Balance, end of period	$111,198

Summary of changes
Balance, beginning of year	$782,833
Net income	24,341
All other changes in stockholders’ equity accounts	1,260
Balance, end of period	$808,434

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$24,341	$49,614
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	10,985	11,715
Depreciation and amortization	5,449	4,120
Stock-based compensation expense	1,445	1,436
Net realized investment gains	(5,796)	(7,250)
Net cash flows from trading investments	(6,933)	3,836
Deferred income tax benefit	(2,639)	(4,352)
Changes in:
Accrued investment income	398	1,311
Premiums receivable	(39,945)	(45,458)
Deferred policy acquisition costs	(10,219)	(4,640)
Reinsurance receivables	3,384	13,578
Prepaid reinsurance premiums	(552)	(475)
Income taxes receivable	(3,173)	13,612
Other assets	482	134
Future policy benefits and losses, claims and loss settlement expenses	70,994	28,404
Unearned premiums	49,974	42,486
Accrued expenses and other liabilities	(9,153)	9,027
Deferred income taxes	(1,330)	4,743
Other, net	(368)	(3,814)
Total adjustments	$63,003	$68,413
Net cash provided by operating activities	$87,344	$118,027
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,091	$23,007
Proceeds from call and maturity of held-to-maturity investments	243	557
Proceeds from call and maturity of available-for-sale investments	390,967	370,531
Proceeds from short-term and other investments	2,370	2,569
Purchase of available-for-sale investments	(432,112)	(468,934)
Purchase of short-term and other investments	(2,803)	(3,475)
Net purchases and sales of property and equipment	(5,692)	(4,589)
Net cash used in investing activities	$(43,936)	$(80,334)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$131,134	$97,893
Withdrawals from investment and universal life contracts	(170,570)	(146,001)
Payment of cash dividends	(14,672)	(12,910)
Repurchase of common stock	(11,249)	(99)
Issuance of common stock	1,782	3,075
Tax impact from issuance of common stock	(94)	(426)
Net cash used in financing activities	$(63,669)	$(58,468)
Net Change in Cash and Cash Equivalents	$(20,261)	$(20,775)
Cash and Cash Equivalents at Beginning of Period	92,193	107,466
Cash and Cash Equivalents at End of Period	$71,932	$86,691
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
Management of United Fire believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. The review report of Ernst & Young LLP as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2014 and 2013, we made payments for income taxes totaling $9,619 and $10,117, respectively. We received tax refunds of $615 and $8,744, respectively, during the nine-month periods ended September 30, 2014 and 2013.

For the nine-month periods ended September 30, 2014 and 2013, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2014.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$67,663	$82,429	$150,092
Underwriting costs deferred	129,266	5,327	134,593
Amortization of deferred policy acquisition costs	(119,280)	(5,094)	(124,374)
Ending unamortized deferred policy acquisition costs	$77,649	$82,662	$160,311
Change in "shadow" deferred policy acquisition costs	—	(13,764)	(13,764)
Recorded asset at end of period	$77,649	$68,898	$146,547

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $10,357 at September 30, 2014 and increased the DAC asset by $3,407 at December 31, 2013.
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
We reported a federal income tax expense of $1,767 and $14,949 for the nine-month periods ended September 30, 2014 and 2013, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

We did not recognize any liability for unrecognized tax benefits at September 30, 2014 or December 31, 2013. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2011 tax year.

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements. In October 2014, the Society of Actuaries finalized new mortality tables and a new mortality improvement scale that could potentially impact our contributions and our benefit obligation to our defined benefit Pension Plan. The Company will consider using the new mortality tables in our 2014 year-end assumptions and is evaluating the impact on the Company's financial position and results of operations.
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
Pending Adoption of Accounting Standards
Going Concern

In August 2014, the FASB issued new guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose the fact and what the entity's plans are to alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2016. Management does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

Troubled Debt Restructuring

In August 2014, the FASB issued updated guidance on the accounting for creditors who are holding receivables with troubled debt restructuring, specifically related to the classification of certain government guaranteed mortgage loans that are in foreclosure. The objective of this update is to provide greater consistency and transparency by addressing the classification of certain foreclosed mortgage loans guaranteed through government programs. The guidance is effective for interim and annual periods beginning after December 15, 2014. The Company will adopt the guidance on January 1, 2015. Management does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations. Insurance contracts are not within the scope of this new guidance.
Discontinued Operations
In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company will adopt the guidance on January 1, 2015. Management does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2014 and December 31, 2013, is as follows:

September 30, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions	$55	$1	$—	$56
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	158	7	—	165
Total Held-to-Maturity Fixed Maturities	$413	$8	$—	$421
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$31,168	$198	$129	$31,237
U.S. government agency	380,763	2,872	6,247	377,388
States, municipalities and political subdivisions	727,929	32,731	1,302	759,358
Foreign bonds	139,849	5,709	—	145,558
Public utilities	212,716	6,623	295	219,044
Corporate bonds
Energy	135,428	4,360	314	139,474
Industrials	203,976	6,460	1,222	209,214
Consumer goods and services	157,073	4,293	395	160,971
Health care	78,257	3,270	281	81,246
Technology, media and telecommunications	131,910	3,562	1,063	134,409
Financial services	218,530	8,515	224	226,821
Mortgage-backed securities	18,343	493	120	18,716
Collateralized mortgage obligations	325,551	3,150	8,630	320,071
Asset-backed securities	2,865	271	—	3,136
Total Available-for-Sale Fixed Maturities	$2,764,358	$82,507	$20,222	$2,826,643
Equity securities:
Common stocks
Public utilities	$7,231	$10,393	$10	$17,614
Energy	5,094	9,990	—	15,084
Industrials	13,284	31,614	55	44,843
Consumer goods and services	10,287	11,982	4	22,265
Health care	7,920	19,254	—	27,174
Technology, media and telecommunications	6,207	7,925	51	14,081
Financial services	16,678	71,272	55	87,895
Nonredeemable preferred stocks	4,984	34	6	5,012
Total Available-for-Sale Equity Securities	$71,685	$162,464	$181	$233,968
Total Available-for-Sale Securities	$2,836,043	$244,971	$20,403	$3,060,611

December 31, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions	$250	$4	$—	$254
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	206	9	—	215
Total Held-to-Maturity Fixed Maturities	$656	$13	$—	$669
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$33,612	$423	$140	$33,895
U.S. government agency	287,988	258	18,663	269,583
States, municipalities and political subdivisions	690,461	34,151	10,705	713,907
Foreign bonds	167,390	5,863	397	172,856
Public utilities	213,479	6,873	1,776	218,576
Corporate bonds
Energy	157,620	4,398	1,008	161,010
Industrials	234,221	5,626	2,819	237,028
Consumer goods and services	165,565	3,770	1,421	167,914
Health care	91,008	3,138	1,200	92,946
Technology, media and telecommunications	121,746	2,541	3,321	120,966
Financial services	234,739	7,735	723	241,751
Mortgage-backed securities	22,034	323	291	22,066
Collateralized mortgage obligations	309,975	1,707	16,919	294,763
Asset-backed securities	3,719	276	—	3,995
Total Available-for-Sale Fixed Maturities	$2,733,557	$77,082	$59,383	$2,751,256
Equity securities:
Common stocks
Public utilities	$7,231	$9,068	$27	$16,272
Energy	5,094	9,269	—	14,363
Industrials	13,308	32,823	32	46,099
Consumer goods and services	10,363	10,895	—	21,258
Health care	7,920	17,078	—	24,998
Technology, media and telecommunications	6,204	7,183	83	13,304
Financial services	15,853	72,537	128	88,262
Nonredeemable preferred stocks	4,984	5	177	4,812
Total Available-for-Sale Equity Securities	$70,957	$158,858	$447	$229,368
Total Available-for-Sale Securities	$2,804,514	$235,940	$59,830	$2,980,624

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55	$56	$252,688	$256,818	$2,173	$2,428
Due after one year through five years	200	200	853,979	896,360	6,107	7,107
Due after five years through 10 years	—	—	798,893	818,023	1,903	2,199
Due after 10 years	—	—	512,039	513,519	4,673	5,707
Asset-backed securities	—	—	2,865	3,136	—	—
Mortgage-backed securities	158	165	18,343	18,716	—	—
Collateralized mortgage obligations	—	—	325,551	320,071	—	—
	$413	$421	$2,764,358	$2,826,643	$14,856	$17,441
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$984	$765	$2,336	$2,670
Trading securities
Change in fair value	(253)	360	695	790
Sales	181	310	701	608
Equity securities:
Available-for-sale	—	(9)	1,736	3,739
Trading securities
Change in fair value	(17)	(97)	329	(116)
Sales	(1)	—	(1)	38
Other long-term investments	—	—	—	(340)
Other-than-temporary-impairment charges - fixed maturities	—	(139)	—	(139)
Total net realized investment gains	$894	$1,190	$5,796	$7,250
The proceeds and gross realized gains on the sale of available-for-sale securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$3,081	$17,036	$3,091	$23,007
Gross realized gains	900	213	900	451
Gross realized losses	—	—	(56)	—
There were no sales of held-to-maturity securities during the three- and nine-month periods ended September 30, 2014 and 2013.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $20,693 and $12,427 at September 30, 2014 and December 31, 2013, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $12,610 at September 30, 2014.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2014	2013
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$44,586	$(105,296)
Available-for-sale equity securities	3,872	27,352
Deferred policy acquisition costs	(13,764)	34,098
Income tax effect	(12,143)	15,346
Total change in net unrealized investment appreciation, net of tax	$22,551	$(28,500)
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2014, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at September 30, 2014. For the three- and nine-month periods ended September 30, 2013, we recognized a $139 credit loss OTTI in our unaudited Consolidated Statements of Income and Comprehensive Income. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at September 30, 2014. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2014 was $52. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

September 30, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	9	$9,269	$52	6	$6,086	$77	$15,355	$129
U.S. government agency	34	89,312	532	44	126,509	5,715	215,821	6,247
States, municipalities and political subdivisions	20	21,590	107	71	60,745	1,195	82,335	1,302
Public utilities	14	25,296	159	5	5,261	136	30,557	295
Corporate bonds
Energy	5	10,680	32	3	7,170	282	17,850	314
Industrials	5	10,977	69	4	13,347	1,153	24,324	1,222
Consumer goods and services	4	12,349	200	8	15,447	195	27,796	395
Health care	3	7,489	85	3	7,110	196	14,599	281
Technology, media and telecommunications	6	17,577	174	5	18,942	889	36,519	1,063
Financial services	8	15,185	79	2	6,047	145	21,232	224
Mortgage-backed securities	5	217	15	5	5,496	105	5,713	120
Collateralized mortgage obligations	24	47,272	521	64	136,875	8,109	184,147	8,630
Total Available-for-Sale Fixed Maturities	137	$267,213	$2,025	220	$409,035	$18,197	$676,248	$20,222
Equity securities:
Common stocks
Public utilities	3	$298	$10	—	$—	$—	$298	$10
Industrials	1	49	3	2	61	52	110	55
Consumer goods and services	1	14	4	—	—	—	14	4
Technology, media and telecommunications	—	—	—	5	211	51	211	51
Financial services	1	223	55	—	—	—	223	55
Nonredeemable preferred stocks	—	—	—	1	701	6	701	6
Total Available-for-Sale Equity Securities	6	$584	$72	8	$973	$109	$1,557	$181
Total Available-for-Sale Securities	143	$267,797	$2,097	228	$410,008	$18,306	$677,805	$20,403

December 31, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	10	$9,196	$140	—	$—	$—	$9,196	$140
U.S. government agency	101	256,203	18,019	2	4,356	644	260,559	18,663
States, municipalities and political subdivisions	136	97,950	7,423	29	29,670	3,282	127,620	10,705
Foreign bonds	10	20,832	397	—	—	—	20,832	397
Public utilities	31	61,582	1,776	—	—	—	61,582	1,776
Corporate bonds
Energy	9	23,735	1,008	—	—	—	23,735	1,008
Industrials	34	77,788	2,819	—	—	—	77,788	2,819
Consumer goods and services	31	58,833	1,276	6	3,218	145	62,051	1,421
Health care	10	25,888	942	2	4,427	258	30,315	1,200
Technology, media and telecommunications	18	58,105	2,147	2	7,468	1,174	65,573	3,321
Financial services	7	15,191	720	1	1,525	3	16,716	723
Mortgage-backed securities	16	4,476	177	6	3,113	114	7,589	291
Collateralized mortgage obligations	111	208,855	11,062	23	55,184	5,857	264,039	16,919
Total Available-for-Sale Fixed Maturities	524	$918,634	$47,906	71	$108,961	$11,477	$1,027,595	$59,383
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$281	$27	$281	$27
Industrials	1	1	1	2	81	31	82	32
Technology, media and telecommunications	—	—	—	6	206	83	206	83
Financial services	—	—	—	4	215	128	215	128
Nonredeemable preferred stocks	3	3,493	116	2	1,170	61	4,663	177
Total Available-for-Sale Equity Securities	4	$3,494	$117	17	$1,953	$330	$5,447	$447
Total Available-for-Sale Securities	528	$922,128	$48,023	88	$110,914	$11,807	$1,033,042	$59,830

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments based on relevant market information or by discounting estimated future cash flows at estimated current market discount rates appropriate to the specific asset or liability.
When possible, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. When quoted market prices do not exist, we base estimates of fair value on market information obtained from independent pricing services and brokers or on valuation techniques that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument. Our valuation techniques are discussed in more detail later in this section.
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreements. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value, which is a Level 3 fair value measurement.
The fair value of our policy loans is equivalent to carrying value, which is a reasonable estimate of fair value and are classified as Level 2. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders' account balance for non-traditional policies.
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

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$421	$413	$669	$656
Available-for-sale securities	2,826,643	2,826,643	2,751,256	2,751,256
Trading securities	17,441	17,441	9,940	9,940
Equity securities:
Available-for-sale securities	233,968	233,968	229,368	229,368
Trading securities	3,252	3,252	2,487	2,487
Mortgage loans	4,577	4,257	4,724	4,423
Policy loans	6,046	6,046	6,261	6,261
Other long-term investments	46,428	46,428	44,946	44,946
Short-term investments	500	500	800	800
Cash and cash equivalents	71,932	71,932	92,193	92,193
Corporate-owned life insurance	734	734	—	—
Liabilities
Policy reserves
Annuity (accumulations) (1)	$925,478	$887,634	$941,636	$925,832
Annuity (benefit payments)	149,980	98,492	140,276	94,805
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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2014 and December 31, 2013 was reasonable.
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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

September 30, 2014		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$31,237	$—	$31,237	$—
U.S. government agency	377,388	—	377,388	—
States, municipalities and political subdivisions	759,358	—	758,748	610
Foreign bonds	145,558	—	145,558	—
Public utilities	219,044	—	219,044	—
Corporate bonds
Energy	139,474	—	139,474	—
Industrials	209,214	—	209,214	—
Consumer goods and services	160,971	—	159,620	1,351
Health care	81,246	—	81,246	—
Technology, media and telecommunications	134,409	—	134,409	—
Financial services	226,821	—	215,671	11,150
Mortgage-backed securities	18,716	—	18,716	—
Collateralized mortgage obligations	320,071	—	320,071	—
Asset-backed securities	3,136	—	1,421	1,715
Total Available-for-Sale Fixed Maturities	$2,826,643	$—	$2,811,817	$14,826
Equity securities:
Common stocks
Public utilities	$17,614	$17,614	$—	$—
Energy	15,084	15,084	—	—
Industrials	44,843	44,834	9	—
Consumer goods and services	22,265	22,265	—	—
Health care	27,174	27,174	—	—
Technology, media and telecommunications	14,081	14,081	—	—
Financial services	87,895	83,951	72	3,872
Nonredeemable preferred stocks	5,012	553	4,459	—
Total Available-for-Sale Equity Securities	$233,968	$225,556	$4,540	$3,872
Total Available-for-Sale Securities	$3,060,611	$225,556	$2,816,357	$18,698
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$3,293	$—	$3,293	$—
Consumer goods and services	943	—	943	—
Health care	2,622	—	2,622	—

Technology, media and telecommunications	2,217	—	2,217	—
Financial services	3,836	—	3,836	—
Redeemable preferred stocks	4,530	4,530	—	—
Equity securities:
Energy	614	614	—	—
Consumer goods and services	27	27	—	—
Health care	342	342	—	—
Technology, media and telecommunications	405	405	—	—
Nonredeemable preferred stocks	1,864	1,864	—	—
Total Trading Securities	$20,693	$7,782	$12,911	$—
Short-Term Investments	$500	$500	$—	$—
Money Market Accounts	$21,122	$21,122	$—	$—
Corporate-Owned Life Insurance	$734	$—	$734	$—
Total Assets Measured at Fair Value	$3,103,660	$254,960	$2,830,002	$18,698

December 31, 2013		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$33,895	$—	$33,895	$—
U.S. government agency	269,583	—	269,583	—
States, municipalities and political subdivisions	713,907	—	713,209	698
Foreign bonds	172,856	—	172,856	—
Public utilities	218,576	—	218,576	—
Corporate bonds
Energy	161,010	—	161,010	—
Industrials	237,028	—	237,028	—
Consumer goods and services	167,914	—	166,460	1,454
Health care	92,946	—	92,946	—
Technology, media and telecommunications	120,966	—	120,966	—
Financial services	241,751	—	229,725	12,026
Mortgage-backed securities	22,066	—	22,066	—
Collateralized mortgage obligations	294,763	—	294,763	—
Asset-backed securities	3,995	—	1,966	2,029
Total Available-for-Sale Fixed Maturities	$2,751,256	$—	$2,735,049	$16,207
Equity securities:
Common stocks
Public utilities	$16,272	$16,272	$—	$—
Energy	14,363	14,363	—	—
Industrials	46,099	46,083	16	—
Consumer goods and services	21,258	21,258	—	—
Health care	24,998	24,998	—	—
Technology, media and telecommunications	13,304	13,304	—	—
Financial services	88,262	84,419	62	3,781
Nonredeemable preferred stocks	4,812	1,714	3,098	—
Total Available-for-Sale Equity Securities	$229,368	$222,411	$3,176	$3,781
Total Available-for-Sale Securities	$2,980,624	$222,411	$2,738,225	$19,988
TRADING
Fixed maturities:
Bonds
Foreign bonds	$1,253	$—	$1,253	$—
Corporate bonds
Industrials	1,122	—	1,122	—
Consumer goods and services	106	—	106	—
Health care	1,154	—	1,154	—
Technology, media and telecommunications	2,054	—	2,054	—

Financial services	1,866	—	1,866	—
Redeemable preferred stocks	2,385	2,385	—	—
Equity securities:
Energy	563	563	—	—
Consumer goods and services	39	39	—	—
Health care	332	332	—	—
Nonredeemable preferred stocks	1,553	1,553	—	—
Total Trading Securities	$12,427	$4,872	$7,555	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$37,811	$37,811	$—	$—
Total Assets Measured at Fair Value	$3,031,662	$265,894	$2,745,780	$19,988
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
For the three- and nine-month periods ended September 30, 2014, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three-month period ended September 30, 2014, there were no securities transferred between Level 1 and Level 2. During the nine-month period ended September 30, 2014, there was one nonredeemable preferred stock security with a fair value of $1,228 transfered between Level 1 and Level 2 because the security was delisted and is no longer actively traded on a major exchange.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist.
The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2014:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2014	$610	$12,927	$1,842	$3,872	$19,251
Realized gains (1)	—	11	—	—	11
Unrealized losses(1)	—	(55)	(8)	—	(63)
Purchases	—	4	—	—	4
Disposals	—	(386)	(119)	—	(505)
Balance at September 30, 2014	$610	$12,501	$1,715	$3,872	$18,698
(1) Realized gains are recorded as a component of earnings, whereas unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2014:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2014	$698	$13,480	$2,029	$3,781	$19,988
Realized gains (losses) (1)	—	11	—	(56)	(45)
Unrealized gains (losses) (1)	(18)	(107)	31	48	(46)
Purchases	—	4	—	144	148
Disposals	(70)	(887)	(345)	(45)	(1,347)
Balance at September 30, 2014	$610	$12,501	$1,715	$3,872	$18,698
(1) Realized gains (losses) are recorded as a component of earnings, whereas unrealized gains are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. As of September 30, 2014, the cash surrender value of the COLI policies was $734, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets. The COLI policies invest in mutual funds, which are priced daily by independent sources.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$1,303	$1,575	$924	$1,401
Interest cost	1,468	1,295	586	472
Expected return on plan assets	(1,739)	(1,443)	—	—
Amortization of net loss	544	1,530	224	385
Net periodic benefit cost	$1,576	$2,957	$1,734	$2,258

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2014	2013	2014	2013

Net periodic benefit cost
Service cost	$3,909	$4,725	$2,772	$2,906
Interest cost	4,404	3,883	1,758	1,319
Expected return on plan assets	(5,217)	(4,329)	—	—
Amortization of net loss	1,632	3,741	672	659
Net periodic benefit cost	$4,728	$8,020	$5,202	$4,884

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we expected to contribute $6,260 to the pension plan in 2014. For the nine-month period ended September 30, 2014, we contributed $7,416 to the pension plan, or an increase of $1,156 from our original expected contributions. The increase was recommended by our external actuaries in order to reduce future pension related expenses and to maximize tax benefits associated with contributions to pension plans.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. Stock Plan (the "Stock Plan") authorized the issuance of restricted and unrestricted stock or stock unit awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to our employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the Stock Plan, as amended. At September 30, 2014, there are 1,560,201 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. Unless the Board of Directors authorizes accelerated vesting, all outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock or stock unit awards fully vest after five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2014	From Inception to September 30, 2014
Beginning balance	353,649	1,900,000
Additional shares authorized	1,500,000	1,500,000
Number of awards granted	(313,948)	(1,996,444)
Number of awards forfeited or expired	20,500	156,645
Ending balance	1,560,201	1,560,201
Number of option awards exercised	62,531	444,299
Number of unrestricted stock awards granted	660	5,215
Number of restricted stock awards vested	—	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire & Casualty Company 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire’s common stock to non-employee directors. At September 30, 2014, we had 87,194 authorized shares available for future issuance under the Director Plan.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2014	From Inception to September 30, 2014
Beginning balance	103,912	300,000
Number of awards granted	(16,718)	(218,809)
Number of awards forfeited or expired	—	6,003
Ending balance	87,194	87,194
Number of option awards exercised	1,519	4,675
Number of restricted stock awards vested	5,040	11,442

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2014 and 2013, we recognized stock-based compensation expense of $500 and $618, respectively. For the nine-month periods ended September 30, 2014 and 2013, we recognized stock-based compensation expense of $1,445 and $1,436, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2014, we had $5,871 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2014 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of

Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2014	$500
2015	1,864
2016	1,439
2017	1,200
2018	778
2019	90
Total	$5,871

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

We have reconciled the amounts in the following table for the three-month periods ended September 30, 2014 and 2013 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2014
Net premiums earned	$195,195	$16,958	$212,153
Investment income, net of investment expenses	8,191	14,647	22,838
Net realized investment gains (losses)	(22)	916	894
Other income (loss)	(102)	215	113
Total reportable segment	$203,262	$32,736	$235,998
Intersegment eliminations	(1)	(132)	(133)
Total revenues	$203,261	$32,604	$235,865
Net income (loss)	$(1,880)	$2,205	$325
Assets	$2,094,173	$1,731,155	$3,825,328
Invested assets	$1,515,753	$1,623,195	$3,138,948

Three Months Ended September 30, 2013
Net premiums earned	$178,553	$15,789	$194,342
Investment income, net of investment expenses	11,679	15,587	27,266
Net realized investment gains	816	374	1,190
Other income	145	192	337
Total reportable segment	$191,193	$31,942	$223,135
Intersegment eliminations	12	(123)	(111)
Total revenues	$191,205	$31,819	$223,024
Net income	$10,282	$1,443	$11,725
Assets	$1,977,120	$1,746,577	$3,723,697
Invested assets	$1,401,982	$1,635,695	$3,037,677

We have reconciled the amounts in the following table for the nine-month periods ended September 30, 2014 and 2013 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2014
Net premiums earned	$562,521	$45,065	$607,586
Investment income, net of investment expenses	31,135	46,011	77,146
Net realized investment gains	3,682	2,114	5,796
Other income	693	562	1,255
Total reportable segment	$598,031	$93,752	$691,783
Intersegment eliminations	56	(397)	(341)
Total revenues	$598,087	$93,355	$691,442
Net income	$19,471	$4,870	$24,341
Assets	$2,094,173	$1,731,155	$3,825,328
Invested assets	$1,515,753	$1,623,195	$3,138,948

Nine Months Ended September 30, 2013
Net premiums earned	$511,781	$45,991	$557,772
Investment income, net of investment expenses	34,379	48,297	82,676
Net realized investment gains	5,405	1,845	7,250
Other income	229	405	634
Total reportable segment	$551,794	$96,538	$648,332
Intersegment eliminations	85	(369)	(284)
Total revenues	$551,879	$96,169	$648,048
Net income	$44,207	$5,407	$49,614
Assets	$1,977,120	$1,746,577	$3,723,697
Invested assets	$1,401,982	$1,635,695	$3,037,677

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In Thousands Except Share Data)	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$325	$325	$11,725	$11,725
Weighted-average common shares outstanding	25,188,381	25,188,381	25,359,196	25,359,196
Add dilutive effect of restricted stock awards	—	114,313	—	59,849
Add dilutive effect of stock options	—	101,655	—	152,576
Weighted-average common shares	25,188,381	25,404,349	25,359,196	25,571,621
Earnings per common share	$0.01	$0.01	$0.46	$0.45
Awards excluded from diluted earnings per share calculation(1)	—	868,020	—	646,226

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In Thousands Except Share Data)	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$24,341	$24,341	$49,614	$49,614
Weighted-average common shares outstanding	25,295,842	25,295,842	25,301,432	25,301,432
Add dilutive effect of restricted stock awards	—	114,313	—	59,849
Add dilutive effect of stock options	—	126,414	—	152,930
Weighted-average common shares	25,295,842	25,536,569	25,301,432	25,514,211
Earnings per common share	$0.96	$0.95	$1.96	$1.94
Awards excluded from diluted earnings per share calculation(1)	—	889,080	—	661,826

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. CREDIT FACILITY
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders. KeyBank National Association is the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company is the syndication agent. The four-year credit agreement provides for a $100,000 unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swingline subfacility of up to $5,000.
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
There was no outstanding balance on the credit facility at September 30, 2014 and 2013. For the nine-month periods ended September 30, 2014 and 2013, we did not incur any interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at September 30, 2014.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2014:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of June 30, 2014	$147,858	$(28,453)	$119,405
Change in accumulated other comprehensive income before reclassifications	(8,066)	—	(8,066)
Reclassification adjustments from accumulated other comprehensive income (loss)	(640)	499	(141)
Balance as of September 30, 2014	$139,152	$(27,954)	$111,198

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2014:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2014	$116,601	$(29,451)	$87,150
Change in accumulated other comprehensive income before reclassifications	25,198	—	25,198
Reclassification adjustments from accumulated other comprehensive income (loss)	(2,647)	1,497	(1,150)
Balance as of September 30, 2014	$139,152	$(27,954)	$111,198

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, the consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2014. These financial statements are the responsibility of the Company's management.

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
November 4, 2014

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

For the nine-month period ended September 30, 2014, property and casualty insurance business accounted for approximately 93.0 percent of our net premiums earned, of which 90.9 percent was generated from commercial lines. Life insurance business accounted for approximately 7.0 percent of our net premiums earned, of which 63.2 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the nine-month period ended September 30, 2014, approximately 48.9 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 68.1 percent of our life insurance premiums were written in Iowa, Wisconsin, Illinois, Minnesota, and Nebraska.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2014	2013	%	2014	2013	%
Revenues
Net premiums earned	$212,021	$194,219	9.2%	$607,189	$557,403	8.9%
Investment income, net of investment expenses	22,837	27,278	(16.3)	77,202	82,761	(6.7)
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(139)	(100.0)	—	(139)	(100.0)
All other net realized gains	894	1,329	(32.7)	5,796	7,389	(21.6)
Net realized investment gains	894	1,190	(24.9)	5,796	7,250	(20.1)
Other income	113	337	(66.5)	1,255	634	97.9
Total revenues	$235,865	$223,024	5.8%	$691,442	$648,048	6.7%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$154,346	$131,168	17.7%	$422,299	$349,073	21.0%
Increase in liability for future policy benefits	10,552	8,415	25.4	26,450	26,520	(0.3)
Amortization of deferred policy acquisition costs	44,644	38,767	15.2	124,374	113,556	9.5
Other underwriting expenses	21,665	21,654	0.1	68,869	67,310	2.3
Interest on policyholders' accounts	7,503	8,625	(13.0)	23,342	27,026	(13.6)
Total benefits, losses and expenses	$238,710	$208,629	14.4%	$665,334	$583,485	14.0%

Income (loss) before income taxes	$(2,845)	$14,395	(119.8)%	$26,108	$64,563	(59.6)%
Federal income tax expense (benefit)	(3,170)	2,670	(218.7)	1,767	14,949	(88.2)%
Net income	$325	$11,725	(97.2)%	$24,341	$49,614	(50.9)%

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2014:

Consolidated Results of Operations

For the three-month period ended September 30, 2014, net income was $0.3 million compared to $11.7 million for the same period of 2013, driven primarily by an increase in losses and loss settlement expenses, and a decrease in investment income, which both were partially offset by growth in property and casualty premium revenue.
Consolidated net premiums earned increased to $212.0 million compared to $194.2 million for the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lessor extent, new business writings.

Losses and loss settlement expenses increased by $23.2 million during the three-month period ended September 30, 2014 compared to the same period of 2013. The increase is primarily attributable to an increase in catastrophe loss experience from carryover losses associated with late second quarter convective storms in regions of the U.S. where we conduct much of our business, an increase in frequency and severity in fire-related losses in our commercial property line of business and a decrease in favorable reserve development. Pre-tax catastrophe losses totaled $23.3 million compared to $8.5 million in the same period of 2013.

Investment income decreased by $4.4 million during the three-month period ended September 30, 2014 compared to the same period of 2013. The decrease is primarily due to changes in value of our investments in limited liability partnerships and secondarily to the decline of reinvestment interest rates from the continued low interest rate environment. We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three-month period ended September 30, 2014, the change in value of investments in limited liability partnerships resulted in a decrease of $2.6 million to investment income as compared to an increase to investment income of $1.0 million in the same period of 2013.

For the nine-month period ended September 30, 2014, net income was $24.3 million compared to $49.6 million for the same period of 2013, driven primarily by an increase in losses and loss settlement expenses and a decrease in investment income, which were both partially offset by growth in property and casualty premium revenue. Consolidated net premiums earned increased to $607.2 million compared to $557.4 million for the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lessor extent, new business writings.

Losses and loss settlement expenses increased by $73.2 million during the nine-month period ended September 30, 2014 compared to the same period of 2013. The increase is primarily attributable to an increase in catastrophe loss experience from storms in the first half of 2014 in regions of the U.S. where we conduct much of our business, an increase in frequency and severity in fire-related losses in our commercial property line of business, an increase in our annual aggregate reinsurance deductible, and a decrease in favorable reserve development. Pre-tax catastrophe losses totaled $47.2 million compared to $27.2 million in the same period of 2013.

Investment income decreased by $5.6 million during the nine-month period ended September 30, 2014 compared to the same period of 2013. The decrease is primarily due to changes in value of our investments in limited liability partnerships and secondarily to the decline of reinvestment interest rates from the continued low interest rate environment. In the nine-month period ended September 30, 2014, the change in value of investments in limited liability partnerships resulted in a increase of $0.4 million to investment income as compared to an increase to investment income of $3.5 million in the same period of 2013.

Consolidated Financial Condition

At September 30, 2014, the book value per share of our common stock was $32.26. We repurchased 401,519 shares of our common stock at a total cost of $11.2 million and an average share price of $28.02 in the nine-month period ended September 30, 2014. Under our share repurchase program, which is scheduled to expire on August 31, 2016, we are authorized to repurchase an additional 1,668,598 shares of our common stock.

Net unrealized investment gains totaled $139.2 million as of September 30, 2014, an increase of $22.6 million, net of tax, or 19.3 percent, since December 31, 2013. The increase in net unrealized investment gains resulted from an increase in the fair value of the fixed maturity investment portfolio as a result of interest rate declines at September 30, 2014 and, to a lesser extent, an increase in the fair value of our equity investment portfolio due to overall equity market improvement.

Our stockholders' equity increased to $808.4 million at September 30, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $24.3 million and an increase in net unrealized investment gains of $22.6 million, net of tax, partially offset by shareholder dividends of $14.7 million and share repurchases of $11.2 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands Except Ratios)	2014	2013	2014	2013
Net premiums written	$190,551	$178,313	$611,941	$553,795
Net premiums earned	$195,195	$178,553	$562,521	$511,781
Losses and loss settlement expenses	(148,815)	(124,643)	(402,964)	(332,264)
Amortization of deferred policy acquisition costs	(42,902)	(37,243)	(119,280)	(108,591)
Other underwriting expenses	(17,843)	(17,219)	(57,207)	(54,854)
Underwriting gain (loss)	$(14,365)	$(552)	$(16,930)	$16,072

Investment income, net of investment expenses	8,190	11,691	31,191	34,464
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(139)	—	(139)
All other net realized gains (losses)	(22)	955	3,682	5,544
Net realized investment gains (losses)	(22)	816	3,682	5,405
Other income (loss)	(102)	145	693	229
Income (loss) before income taxes	$(6,299)	$12,100	$18,636	$56,170

GAAP Ratios:
Net loss ratio (without catastrophes)	64.4%	65.1%	63.2%	59.6%
Catastrophes - effect on net loss ratio	11.9	4.7	8.4	5.3
Net loss ratio (1)	76.3%	69.8%	71.6%	64.9%
Expense ratio (2)	31.1	30.5	31.4	31.9
Combined ratio (3)	107.4%	100.3%	103.0%	96.8%
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

For the three- and nine-month periods ended September 30, 2014, our property and casualty segment reported a loss before taxes of $6.3 million and income of $18.6 million, respectively, or a decrease of $18.4 million and $37.5 million, respectively, compared to the same periods of 2013. The decrease in the three- and nine-month periods ended September 30, 2014 is primarily due to an increase in losses and loss settlement expenses partially offset by an increase in net premiums earned.

Net premiums earned increased 9.3 percent to $195.2 million in the three-month period ended September 30, 2014, compared to $178.6 million in the same period of 2013. In the nine-month period ended September 30, 2014, net premiums earned also increased 9.9 percent to $562.5 million as compared to $511.8 million in the same period of 2013. This increase represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lessor extent, new business writings.

Investment income decreased 29.9 percent to $8.2 million in the three-month period ended September 30, 2014, compared to $11.7 million in the same period of 2013. In the nine-month period ended September 30, 2014, investment income decreased 9.5 percent to $31.2 million as compared to $34.5 million in the same period of 2013. The decrease is primarily due to changes in value of our investments in limited liability partnerships and secondarily to the decline of reinvestment interest rates from the continued low interest rate environment. In the three- and nine-month periods ended September 30, 2014, the change in value of investments in limited liability partnerships resulted in a decrease of $2.6 million and an increase $0.4 million, respectively, to investment income as compared to increases of $1.0 million and $3.5 million, respectively, to investment income in the same periods of 2013.

The GAAP combined ratio increased 7.1 percentage points to 107.4 percent for the three-month period ended September 30, 2014, compared to 100.3 percent for the same period of 2013. For the nine-month period ended September 30, 2014, the GAAP combined ratio was 103.0 percent, compared to 96.8 percent for the same period of 2013. The increase in the GAAP combined ratio in the three- and nine-month periods ended September 30, 2014, as compared to the same periods of 2013, is primarily attributable to an increase in catastrophe loss experience from storms in the first of half of 2014 in regions of the U.S. where we conduct much of our business, an increase in frequency and severity in fire-related losses in our commercial property line of business, an increase in our annual aggregate reinsurance deductible and a decrease in favorable reserve development.

The net loss ratio, a component of the combined ratio, increased by 6.5 percentage points to 76.3 percentage points in the three-month period ended September 30, 2014, as compared to the same period of 2013. The increase is primarily attributable to storms in regions of the U.S. where we conduct much of our business, an increase in frequency and severity in fire-related losses in our commercial property line of business and a decrease in favorable reserve development.

For the nine-month period ended September 30, 2014, the net loss ratio increased by 6.7 percentage points to 71.6 percentage points as compared to the same period of 2013. The increase is primarily attributable to an increase in catastrophe loss experience from storms in the first of half of 2014 in regions of the U.S. where we conduct much of our business, an increase in frequency and severity in fire-related losses in our commercial property line of business, an increase in our annual aggregate reinsurance deductible and a decrease in favorable reserve development. Pre-tax catastrophe losses totaled $23.3 million and $47.2 million for the three- and nine-month periods ended September 30, 2014, respectively, as compared to $8.5 million and $27.2 million, respectively, in the same periods of 2013.

The expense ratio, a component of the combined ratio, of 31.1 percentage points for the quarter ended September 30, 2014 increased by 0.6 percentage points as compared with the same period of 2013. For the nine-month period ended September 30, 2014, the expense ratio of 31.4 percentage points improved by 0.5 percentage point as compared with the same period of 2013. In 2014, the expense ratio will be impacted by an increase in premium taxes and assessments due to premium growth in specific lines of business and a deterioration in the profitability of certain lines of business caused by an increase in claims severity that limits the amount of underwriting expenses eligible for deferral. Our expectation is a gradual return to a more favorable expense ratio consistent with our history as we continue to reap the benefit of economies of scale and the ultimate completion of the Mercer Insurance Group integration.

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

2014 Development

The property and casualty insurance segment experienced $6.8 million and $32.5 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2014, respectively. The significant drivers of the favorable reserve development in 2014 were our long-tail liability lines, including workers' compensation and automobile (both liability and physical damage), which have contributed $9.0 million and $38.0 million, respectively, of the three- and nine-month reserve development totals. Commercial auto liability, with $7.1 million of favorable year-to-date reserve development, continues to benefit from loss control and re-underwriting initiatives over the past two years. Development from the property lines provided a partial offset to the favorable development noted above.

2013 Development

The property and casualty insurance segment experienced $8.6 million and $49.0 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2013, respectively. The favorable development in 2013 was primarily related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability. The favorable development is generally caused by changes in loss development patterns due to many factors discussed previously. Specifically, we observed a continuation of a trend, started in 2011, reducing the overall number of reported new construction defect claims and lower than expected emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable development trends.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms. During the third quarter, the decrease in favorable reserve development is attributable to the timing of paid claims; however, year-to-date the decline in favorable reserve development also reflects adverse development of large claims from prior accident years, primarily relevant to large losses from prior years that further developed in 2014. At September 30, 2014, our total reserves remained relatively flat compared to December 31, 2013 and within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2014			2013
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$58,807	$32,842	55.8%	$52,251	$28,406	54.4%
Fire and allied lines	46,448	49,120	105.8	41,717	27,260	65.3
Automobile	42,181	36,938	87.6	37,646	36,140	96.0
Workers' compensation	22,955	12,239	53.3	21,519	20,524	95.4
Fidelity and surety	5,095	150	2.9	4,877	(163)	(3.3)
Miscellaneous	692	(28)	(4.0)	628	(104)	(16.6)
Total commercial lines	$176,178	$131,261	74.5%	$158,638	$112,063	70.6%

Personal lines
Fire and allied lines	$11,151	$12,163	109.1%	$10,786	$8,307	77.0%
Automobile	5,877	5,622	95.7	5,624	3,615	64.3
Miscellaneous	251	1,622	NM	240	1,068	NM
Total personal lines	$17,279	$19,407	112.3%	$16,650	$12,990	78.0%
Reinsurance assumed	$1,738	$(1,853)	(106.6)%	$3,265	$(410)	(12.6)%
Total	$195,195	$148,815	76.3%	$178,553	$124,643	69.8%

NM=Not meaningful

Nine Months Ended September 30,	2014			2013
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$167,851	$87,704	52.3%	$146,755	$77,721	53.0%
Fire and allied lines	133,802	126,618	94.6	122,107	71,954	58.9
Automobile	121,022	88,539	73.2	108,629	91,090	83.9
Workers' compensation	64,981	46,577	71.7	60,786	51,364	84.5
Fidelity and surety	13,654	1,145	8.4	13,684	(843)	(6.2)
Miscellaneous	2,039	(18)	(0.9)	1,190	555	46.6
Total commercial lines	$503,349	$350,565	69.6%	$453,151	$291,841	64.4%

Personal lines
Fire and allied lines	$33,253	$32,548	97.9%	$31,911	$25,273	79.2%
Automobile	17,349	16,588	95.6	16,485	11,177	67.8
Miscellaneous	742	1,710	NM	528	1,969	NM
Total personal lines	$51,344	$50,846	99.0%	$48,924	$38,419	78.5%
Reinsurance assumed	$7,828	$1,553	19.8%	$9,706	$2,004	20.6%
Total	$562,521	$402,964	71.6%	$511,781	$332,264	64.9%

NM=Not meaningful

•
Commercial fire and allied lines - The net loss ratio deteriorated 40.5 percentage points and 35.7 percentage points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The change is primarily attributable to losses from an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter of 2014, an increase in catastrophes from convective storms experienced in regions of the U.S. in 2014 where we conduct much of our business and an increase in frequency and severity in commercial fire losses and an increase in our annual aggregate reinsurance deductible.

•
Commercial automobile - The net loss ratio improved 8.4 percentage points and 10.7 percentage points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The change was primarily due to favorable results from loss control and re-underwriting initiatives over the past two years that focused on under-performing accounts and agents.

•
Workers' compensation - The net loss ratio improved 42.1 percentage points and 12.8 percentage points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The change was due to the combined effects of lower claim frequency and favorable development from previously reported claims.

•
Personal fire and allied lines- The net loss ratio deteriorated 32.1 percentage points and 18.7 percentage points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The change was primarily due to an increase in catastrophe loss experience from convective storms in the U.S. in 2014.

•
Personal automobile - The net loss ratio deteriorated 31.4 percentage points and 27.8 percentage points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The change was primarily due to increased claim frequency and severity due to the harsh winter weather experienced in the U.S. in the first quarter of 2014 and due to an increase in catastrophe loss experience from convective storms in regions of the U.S. in 2014 where we conduct much of our business.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Revenues
Net premiums earned	$16,826	$15,666	$44,668	$45,622
Investment income, net of investment expenses	14,647	15,587	46,011	48,297
Net realized investment gains	916	374	2,114	1,845
Other income	215	192	562	405
Total revenues	$32,604	$31,819	$93,355	$96,169

Benefits, Losses and Expenses
Losses and loss settlement expenses	$5,531	$6,525	$19,335	$16,809
Increase in liability for future policy benefits	10,552	8,415	26,450	26,520
Amortization of deferred policy acquisition costs	1,742	1,524	5,094	4,965
Other underwriting expenses	3,822	4,435	11,662	12,456
Interest on policyholders' accounts	7,503	8,625	23,342	27,026
Total benefits, losses and expenses	$29,150	$29,524	$85,883	$87,776

Income before income taxes	$3,454	$2,295	$7,472	$8,393

Income before income taxes increased $1.2 million in the three-month period ended September 30, 2014 as compared to the same periods of 2013. The increase in net income is primarily due to a increase in net premiums earned from higher sales of single premium whole life policies, a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts, a decrease in losses and loss settlement expenses and a decrease in underwriting expenses, all partially offset by a decrease in investment income and an increase in the increase in liability for future benefits.

Income before income taxes decreased $0.9 million in the nine-month period ended September 30, 2014 as compared to the same periods of 2013. The decrease in net income is primarily due to an decrease in net premiums earned from lower sales of single premium whole life policies, an increase in losses and loss settlement expenses from higher death benefits and a decrease in investment income, all partially offset by a decrease in underwriting expenses, a decrease in the increase in liability for future benefits, and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Net premiums earned increased 7.4 percent to $16.8 million for the three-month period ended September 30, 2014, compared to $15.7 million in the same period of 2013. The increase in net premiums earned was primarily due to an increase in sales of single premium whole life policies. In the nine-month period ended September 30, 2014, net premiums earned decreased 2.1 percent to $44.7 million, compared to $45.6 million in the same period of 2013. The decrease in net premiums earned was primarily due to a decrease in sales of single premium whole life policies. We continue to maintain price diligence on our single premium whole life product to achieve target rate spreads.

Net investment income decreased 6.0 percent to $14.6 million for the three-month period ended September 30, 2014, compared to $15.6 million for the same period of 2013. In the nine-month period ended September 30, 2014, investment income decreased 4.7 percent to $46.0 million compared to $48.3 million in the same period of 2013. The decrease is due to a continuation of the low interest rate environment and a lower asset base due to declining annuity deposits.

Losses and loss settlement expenses decreased $1.0 million for the three-month period ended September 30, 2014 and increased $2.5 million for the nine-month period ended September 30, 2014 compared to the same periods of 2013 due to corresponding fluctuations in death benefits paid. Fluctuations in the timing of death benefits occur from quarter-to-quarter and year-to-year.

The increase in the liability for future policy benefits increased in the three-month period ended September 30, 2014 compared to the same period of 2013, due to an increase in sales of life insurance products partially offset by net withdrawals of deferred annuities.

Deferred annuity deposits decreased 28.5 percent and increased 62.2 percent for the three- and nine-month periods ended September 30, 2014, respectively, compared with the same periods of 2013. Guaranteed interest rates of our products increased in the second half of 2013 and in the first three months of 2014, resulting in more favorable retention of maturing deferred annuity deposits as opposed to lapse of policies due to maturity, as well as increased deposits due to additional annuity sales for the nine-month period ended September 30, 2014. Since the beginning of the second quarter of 2014, guaranteed interest rates of our products have periodically declined, resulting in a decrease in deferred annuity deposits for the three-month period ended September 30, 2014 as compared with the same period of 2013.

Net cash outflow related to our annuity business was $23.8 million and $50.6 million in the three- and nine-month periods ended September 30, 2014, respectively, compared to a net cash outflow of $17.1 million and $63.2 million in the same periods of 2013. We attribute this to the interest rate activity described above.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3,138.9 million at September 30, 2014, compared to $3,050.1 million at December 31, 2013, an increase of $88.8 million. At September 30, 2014, fixed maturity securities and equity securities made up 90.6 percent and 7.6 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at September 30, 2014 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$256	—%	$157	—%	$413	—%
Available-for-sale	1,253,741	82.7	1,572,902	96.9	2,826,643	90.0
Trading securities	17,441	1.2	—	—	17,441	0.6
Equity securities
Available-for-sale	207,488	13.7	26,480	1.6	233,968	7.5
Trading securities	3,252	0.2	—	—	3,252	0.1
Mortgage loans	—	—	4,257	0.3	4,257	0.1
Policy loans	—	—	6,046	0.4	6,046	0.2
Other long-term investments	33,075	2.2	13,353	0.8	46,428	1.5
Short-term investments	500	—	—	—	500	—
Total	$1,515,753	100.0%	$1,623,195	100.0%	$3,138,948	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2014, we classified $2,826.6 million, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2,751.3 million, or 99.6 percent, at December 31, 2013. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2014 and December 31, 2013, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2014 and December 31, 2013. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	September 30, 2014		December 31, 2013
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$911,912	32.1%	$761,017	27.6%
AA	614,666	21.6	537,527	19.5
A	593,067	20.8	564,396	20.4
Baa/BBB	663,518	23.3	830,735	30.1
Other/Not Rated	61,334	2.2	68,177	2.5
	$2,844,497	100.0%	$2,761,852	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities at September 30, 2014 is 4.7 years compared to 5.0 years at December 31, 2013.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at September 30, 2014 is 4.6 years compared to 4.9 years at December 31, 2013.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at September 30, 2014 is 4.8 years compared to 5.0 years at December 31, 2013.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 16.3 percent and 6.7 percent in the three- and nine-month periods ended September 30, 2014, respectively, compared with the same periods of 2013. The decrease is primarily due to changes in value of our investments in limited liability partnerships and secondarily to the decline of reinvestment interest rates from the continued low interest rate environment. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
Our net realized investment gains were $0.9 million and $5.8 million, respectively, during the three- and nine-month periods ended September 30, 2014, as compared with $1.2 million and $7.3 million, respectively, in the same periods of 2013.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2014, the change in value of investments in limited liability partnerships resulted in a decrease of $2.6 million and an increase of $0.4 million, respectively, to investment income as compared to increases of $1.0 million and $3.5 million, respectively, to investment income in the same periods of 2013.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2014 are temporary based upon our current analysis of the issuers of the securities that we hold and current market events. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2014 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2014 and 2013.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2014	2013
Cash provided by (used in)
Operating activities	$87,344	$118,027
Investing activities	(43,936)	(80,334)
Financing activities	(63,669)	(58,468)
Net decrease in cash and cash equivalents	$(20,261)	$(20,775)
Operating Activities
Net cash flows provided by operating activities totaled $87.3 million and $118.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Operating cash flows in the nine-month period ended September 30, 2014 reflect a higher level of property and casualty loss payments. Our cash flows from operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2014 and 2013.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.1 billion, or 37.1 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2014, our cash and cash equivalents included $21.1 million related to these money market accounts, compared to $37.8 million at December 31, 2013.
Net cash flows used in investing activities totaled $43.9 million and $80.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively. For the nine-month periods ended September 30, 2014 and 2013, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $396.7 million.
Our cash outflows for investment purchases were $434.9 million for the nine-month period ended September 30, 2014, compared to $472.4 million for the same period of 2013. In 2014, we continued to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities were $63.7 million for the nine-month period ended September 30, 2014 compared to net cash flows used in financing activities of $58.5 million for the nine-month period ended September 30, 2013. The increase reflects a higher level of share repurchases in the nine-month period ended September 30, 2014, compared to the same period of 2013.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of September 30, 2014, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $14.7 million and $12.9 million in the nine-month periods ended September 30, 2014 and 2013, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
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

For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2014, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $45.2 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 3.3 percent to $808.4 million at September 30, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $24.3 million and an increase in net unrealized investment gains of $22.6 million, net of tax, during the first nine months of 2014, partially offset by shareholder dividends of $14.7 million and share repurchases of $11.2 million. At September 30, 2014, the book value per share of our common stock was $32.26 compared to $30.87 at December 31, 2013.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $12.6 million at September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
ISO catastrophes	$18,909	$6,179	$43,562	$24,672
Non-ISO catastrophes (1)	4,373	2,275	3,598	2,514
Total catastrophes	$23,282	$8,454	$47,160	$27,186
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2014, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all of our litigation pending as of September 30, 2014 to be ordinary, routine, and incidental to our business.
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

In August 2014, our Board of Directors authorized the repurchase of 1,000,000 shares of common stock. This is in addition to the 868,601 shares of common stock remaining at June 30, 2014 under its previous authorization. Subsequently, the board of directors also extended the present authorization until August 2016. At September 30, 2014, after giving effect to share repurchases in the third quarter 2014, we are authorized to purchase 1,668,598 shares of common stock.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2014.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
7/1/2014 - 7/31/2014	49,900	$28.50	49,900	818,701
8/1/2014 - 8/31/2014	100	28.46	100	1,818,601
9/1/2014 - 9/30/2014	150,003	28.38	150,003	1,668,598
Total	200,003	$28.41	200,003

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dianne M. Lyons
Randy A. Ramlo	Dianne M. Lyons
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 4, 2014	November 4, 2014
(Date)	(Date)